Form 10-K
period 2012-12-31
ISTAR FINANCIAL INC
filed 2013-03-01
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2012, the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates (1) of the registrant was approximately $515.0 million, based upon the closing price of $6.45 on the New York Stock Exchange composite tape on such date.
As of February 22, 2013, there were 84,886,827 shares of Common Stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the registrant's directors and executive officers.
DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2013 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Overview
iStar Financial Inc., or the “Company,” is a fully-integrated finance and investment company focused on the commercial real estate industry. The Company provides custom-tailored investment capital to high-end private and corporate owners of real estate and invests directly across a range of real estate sectors. The Company, which is taxed as a real estate investment trust, or “REIT,” has invested more than $35 billion over the past two decades. The Company's primary business segments are real estate finance, net leasing, operating properties and land.
The real estate finance portfolio is primarily comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. The Company's portfolio also includes senior and subordinated loans to corporations, particularly those engaged in real estate or real estate related businesses and may be either secured or unsecured. The Company's loan portfolio includes whole loans and loan participations.
The net lease portfolio is primarily comprised of properties owned by the Company and leased to single creditworthy tenants where the properties are subject to long-term leases. Most of the leases provide for expenses at the facility to be paid by the tenant on a triple net lease basis. The properties in this portfolio are diversified by property type and geographic location.
The operating properties portfolio is comprised of commercial and residential properties which represent a diverse pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop these assets with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. The commercial properties within this portfolio include office, retail and hotel properties. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.
The land portfolio is primarily comprised of land entitled for master planned communities as well as waterfront and urban infill land parcels located throughout the U.S. Master planned communities represent large-scale residential projects that the Company intends to plan and/or develop and may sell through retail channels to home builders or in bulk. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. The Company may develop these properties itself or sell to or partner with commercial real estate developers.
The Company's primary sources of revenues are operating lease income, which is the rent and reimbursements that tenants pay to lease its properties, and interest income, which is the interest that borrowers pay on loans. The Company primarily generates income through a “spread” or “margin,” which is the difference between the revenues generated from leases and loans and interest expense and cost of its real estate operations. In addition, the Company expects to generate income from sales of its remaining residential condominium assets and from its land portfolio over time.
Company History and Recent Market Conditions
The Company began its business in 1993 through private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions.
The economic downturn that began in 2008 adversely affected the Company's business and resulted in high levels of non-performing loans and increasing amounts of owned real estate as the Company has acquired title to assets of defaulting borrowers. During this period the Company limited new investments and focused primarily on resolving problem assets, deleveraging and preserving shareholder value. As performing loans have repaid and the Company has taken title to collateral of defaulted loans, its lending portfolio has decreased and the composition of its real estate portfolio changed to include operating properties and land in addition to net lease assets. The Company's business segments are discussed in further detail below.
Financing Strategy
Prior to the onset of the credit crisis, the Company's primary sources of liquidity were its unsecured credit facilities, issuances of unsecured debt and equity securities in capital markets transactions and repayments from loan assets. During the economic downturn, the Company primarily relied on secured debt financings, asset sales and repayments from loan assets. In 2012, the Company raised approximately $3.5 billion through secured and unsecured debt capital market transactions. These transactions included three unsecured senior notes issuances, marking the first time the Company has accessed the unsecured debt market since 2008. In addition, during 2012 the Company's credit ratings were upgraded and it was able to achieve improved pricing on debt transactions completed throughout the year. Going forward, the Company will seek to raise capital through a variety of means, which may include secured and unsecured debt financing, debt exchanges, asset sales, issuances of equity, joint ventures and other third party capital arrangements. A more detailed discussion of the Company's current liquidity and capital resources is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."
Investment Strategy
The Company significantly curtailed its new investment activity since the onset of the economic downturn in 2008. During this time, the Company has continued to fund pre-existing commitments to assets in its portfolio and has made select new investments, many of which represent add-on fundings or refinancings pertaining to assets already in its portfolio. The Company believes that it has a competitive advantage in such opportunities because of existing relationships with the customers and in-depth knowledge of the assets. In addition, the Company has invested significant amounts of capital in its operating properties and land to reposition and redevelop these assets including $80.4 million in 2012. The Company believes that additional investment opportunities exist within its $5.66 billion portfolio which present attractive risk-adjusted returns.
As the Company's access to liquidity continues to improve, one of the Company's objectives is to increase its new investment activities. In making new investments, the Company expects its strategy will focus on the following:

•	Targeting the origination of custom-tailored mortgage, corporate and lease financings where customers require flexible financial solutions and "one-call" responsiveness post-closing;

•	Avoiding commodity businesses where there is significant direct competition from other providers of capital;

•	Developing direct relationships with borrowers and corporate customers in addition to sourcing transactions through intermediaries;

•
Adding value beyond simply providing capital by offering borrowers and corporate customers specific lending expertise, flexibility, certainty of closing and continuing relationships beyond the closing of a particular financing transaction;

•	Taking advantage of market anomalies in the real estate financing markets when, in the Company's view, credit is mispriced by other providers of capital; and

•	Evaluating relative risk adjusted returns across multiple investment markets.

Underwriting Process
The Company discusses and analyzes investment opportunities in meetings which are attended by its investment professionals, as well as representatives from its legal, credit, risk management and capital markets areas. The Company has developed a process for screening potential investments called the Six Point Methodologysm. Through this process, the Company evaluates an investment opportunity prior to beginning its formal due diligence process by: (1) evaluating the source of the opportunity; (2) evaluating the quality of the collateral, corporate credit or lessee, as well as the market and industry dynamics; (3) evaluating the borrower equity, corporate sponsorship and/or guarantors; (4) determining the optimal legal and financial structure for the transaction given its risk profile; (5) performing an alternative investment test; and (6) evaluating the liquidity of the investment and its ability to match fund the asset.
The Company's underwriting process provides for feedback and review by key disciplines within the Company, including investments, legal, credit, risk management and capital markets. Participation is encouraged from professionals in these disciplines throughout the entire origination process, from the initial consideration of the opportunity, through the Six Point Methodologysm and into the preparation and distribution of an approval memorandum for the Company's internal and/or Board of Directors investment committees and into the documentation and closing process.
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
Hedging Strategy
The Company finances its business with a combination of fixed-rate and variable-rate debt and its asset base consists of fixed-rate and variable-rate investments. Its variable-rate assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company's variable-rate debt obligations differ significantly from its variable-rate lending assets, the Company may utilize derivative instruments to limit the impact of changing interest rates on its net income. The Company also uses foreign currency swaps to limit its exposure to changes in currency rates in respect of certain investments denominated in foreign currencies. The Company does not use derivative instruments for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and foreign currency hedges.

Portfolio Overview
As of December 31, 2012, based on current gross carrying values, the Company's total investment portfolio has the following characteristics ($ in thousands):

Asset Type
Property Type

Property/Collateral Types	Real Estate Finance	Net Lease Assets	Operating Properties	Land	Total	% of Total
Land	$297,039	$—	$—	$970,593	$1,267,632	22.3%
Office	124,058	301,304	258,977	—	684,339	12.0%
Condominium	237,534	—	385,229	—	622,763	11.0%
Industrial / R&D	94,617	472,149	55,439	—	622,205	10.9%
Retail	293,651	50,529	184,000	—	528,180	9.3%
Entertainment / Leisure	98,423	414,849	14	—	513,286	9.0%
Hotel	298,293	91,746	84,375	—	474,414	8.3%
Mixed Use / Mixed Collateral	237,989	—	179,337	—	417,326	7.3%
Other Property Types	181,481	9,424	24,541	—	215,446	3.7%
Strategic Investments	—	—	—	—	351,225	6.2%
Total	$1,863,085	$1,340,001	$1,171,912	$970,593	$5,696,816	100.0%

Geography

Geographic Region	Real Estate Finance	Net Lease Assets	Operating Properties	Land	Total	% of Total
West	$340,457	$340,896	$237,496	$367,470	$1,286,319	22.6%
Northeast	421,660	317,003	175,894	180,744	1,095,301	19.2%
Southeast	308,559	201,535	251,410	89,035	850,539	14.9%
Southwest	197,478	182,329	209,424	120,293	709,524	12.5%
Mid-Atlantic	43,866	104,205	217,379	180,290	545,740	9.6%
International	308,210	—	—	—	308,210	5.4%
Central	159,460	68,434	61,938	9,500	299,332	5.2%
Northwest	83,236	56,409	18,371	23,261	181,277	3.2%
Various	159	69,190	—	—	69,349	1.2%
Strategic Investments	—	—	—	—	351,225	6.2%
Total	$1,863,085	$1,340,001	$1,171,912	$970,593	$5,696,816	100.0%
Additional information regarding investments in and risks related to foreign investments is presented in Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management."
Industry Segments
The Company has four business segments: Real Estate Finance, Net Leasing, Operating Properties and Land. The following table reconciles the Company's reportable segments to its consolidated balance sheet ($ in thousands):

	Real Estate Finance	Net Leasing	Operating Properties	Land	Corporate / Other(1)	Total
Real estate, at cost	$—	$1,639,320	$801,214	$786,114	$—	$3,226,648
Less: accumulated depreciation	—	(315,699)	(109,634)	(2,292)	—	(427,625)
Real estate, net	—	1,323,621	691,580	783,822	—	2,799,023
Real estate available and held for sale	—	—	454,587	181,278	—	635,865
Total real estate	—	1,323,621	1,146,167	965,100	—	3,434,888
Loans receivable, net	1,829,985	—	—	—	—	1,829,985
Other investments	—	16,380	25,745	5,493	351,225	398,843
Total portfolio assets	$1,829,985	$1,340,001	$1,171,912	$970,593	$351,225	$5,663,716

Explanatory Note:
_______________________________________________________________________________

(1)
Corporate/Other includes certain equity investments that are not included in a reportable segment, such as the Company's investment in LNR. See Item 8—“Financial Statements and Supplementary Data—Note 6” for further detail on these investments.

Additional information regarding segment revenue and profit information as well as prior period information is presented in Item 8—"Financial Statements and Supplementary Data—Note 15" and a discussion of operating results is presented in Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Finance
The Company's real estate finance portfolio primarily consists of senior mortgage loans that are secured by commercial real estate assets where the Company is the first lien holder. A smaller portion of the portfolio consists of subordinated mortgage loans that are secured by subordinated interests in commercial and residential real estate assets where the Company is in either a second lien or junior position, and corporate/partnership loans, which represent mezzanine or subordinated loans to entities for which the Company does not have a lien on the underlying asset, but may have a pledge of underlying equity ownership of such assets.
As of December 31, 2012, a portion of the Company's loan portfolio was designated as non-performing, whereby loans are placed on non-accrual status and reserves for loan losses are recorded to the extent these loans are determined to be impaired. See Item 8—"Financial Statements and Supplemental Data—Note 3" for a discussion of the Company's policies regarding non-performing loans and reserves for loan losses.
The Company's real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2012		2011
	Total	% of Total	Total	% of Total
Performing loans(1):
Senior mortgages	$829,894	44.5%	$1,499,458	51.4%
Subordinate mortgages	98,758	5.3%	189,010	6.5%
Corporate/partnership loans	431,321	23.2%	458,808	15.7%
Subtotal	$1,359,973	73.0%	$2,147,276	73.6%
Non-performing loans(1):
Senior mortgages	$478,602	25.7%	$761,086	26.1%
Subordinate mortgages	14,400	0.8%	—	—
Corporate/partnership loans	10,110	0.5%	10,110	0.3%
Subtotal	$503,112	27.0%	$771,196	26.4%
Total carrying value of loans	$1,863,085	100.0%	$2,918,472	100.0%
General reserve for loan losses	(33,100)		(73,500)
Total carrying value of loans	$1,829,985		$2,844,972
Other lending investments—securities	—		15,790
Total loans receivable, net	$1,829,985		$2,860,762

Explanatory Note:
_______________________________________________________________________________

(1)
Performing and non-performing loans are presented net of asset-specific loan loss reserves of $15.3 million and $476.1 million, respectively, as of December 31, 2012, and $16.0 million and $557.1 million, respectively, as of December 31, 2011.

Summary of Portfolio Characteristics—As of December 31, 2012, the Company's performing loans and non-performing loans had weighted average loan to value ratios of 75% and 91%, respectively. Additionally, the Company's performing loans were comprised of 53% fixed-rate loans and 47% variable-rate loans that had weighted average accrual rates of 8.2% and 6.1%, respectively, and had a weighted average remaining term of 3.1 years.
Portfolio Activity—During the year ended December 31, 2012, the Company originated and funded $39.6 million of loans, received principal repayments of $710.7 million and sold loans with a total carrying value of $53.9 million. In addition, the Company took title to property in full or partial satisfaction of non-performing mortgage loans with a total gross carrying value of $352.8 million, for which the properties had served as collateral and recorded charge-offs totaling $85.3 million related to these loans. See Item 8—"Financial Statements and Supplemental Data—Note 5" for further details on real estate finance activities.

Summary of Loan Interest Rate Characteristics—The Company's loans receivable had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2012			2011
	Carrying Value	% of Total	Weighted Average Accrual Rate	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans	$704,653	37.8%	8.24%	$1,056,920	36.0%	7.96%
Variable-rate loans(1)	655,320	35.2%	6.06%	1,106,146	37.7%	5.38%
Non-performing loans(2)	503,112	27.0%	N/A	771,196	26.3%	N/A
Total carrying value of loans	$1,863,085	100.0%		$2,934,262	100.0%
General reserve for loan losses	(33,100)			(73,500)
Total loans receivable, net	$1,829,985			$2,860,762

Explanatory Notes:
_______________________________________________________________________________

(1)	As of December 31, 2012 and 2011, includes $286.3 million and $398.5 million, respectively, of loans with a weighted average interest rate floor of 3.30% and 3.16%, respectively.

(2)
Performing and non-performing loans are presented net of asset-specific loan loss reserves of $15.3 million and $476.1 million, respectively, as of December 31, 2012, and $16.0 million and $557.1 million, respectively, as of December 31, 2011.

Summary of Loan Maturities—As of December 31, 2012, the Company's loans receivable had the following maturities ($ in thousands):

Year of Maturity	Number of Loans Maturing	Carrying Value	% of Total
2013	17	$545,034	29.3%
2014	7	170,161	9.1%
2015	8	137,829	7.4%
2016	3	148,526	8.0%
2017	4	37,532	2.0%
2018 and thereafter	16	320,891	17.2%
Total performing loans	55	$1,359,973	73.0%
Non-performing loans	22	503,112	27.0%
Total carrying value of loans	77	$1,863,085	100.0%
General reserve for loan losses		(33,100)
Total loans receivable, net		$1,829,985

Explanatory Note:
_______________________________________________________________________________

(1)	Performing and non-performing loans are presented net of asset-specific loan loss reserves of $15.3 million and $476.1 million, respectively.
Net Leasing
The net lease portfolio is primarily comprised of properties owned by the Company and leased to single creditworthy tenants where the properties are subject to long-term leases. Most or all of the leases provide for expenses at the facility to be paid by the tenant on a triple net lease basis. The Company generally intends to hold its net lease assets ("NLAs") for long-term investment. However, subject to certain tax restrictions, the Company may dispose of assets if it deems the disposition to be in the Company's best interests.
Under a typical net lease agreement, the corporate customer agrees to pay a base monthly operating lease payment and most or all of the facility operating expenses (including taxes, utilities, maintenance and insurance). The Company generally targets corporate customers with facilities that are mission-critical to their ongoing businesses.

The Company's net leasing portfolio included the following ($ in thousands):

	As of December 31,
	2012	2011
Real estate, at cost	$1,639,320	$1,773,149
Less: accumulated depreciation	(315,699)	(302,851)
Real estate, net	1,323,621	1,470,298
Real estate available and held for sale	—	—
Other investments	16,380	16,297
Total	$1,340,001	$1,486,595
Summary of Portfolio Characteristics—As of December 31, 2012, the Company owned 277 facilities, comprising 20.6 million square feet in 34 states. In addition, net lease assets were 94.8% leased with a weighted average remaining lease term of approximately 12 years. The Company's annual average effective base rent per square foot, net of any tenant concessions, was $7.48 per square foot.
Portfolio Activity—During the year ended December 31, 2012, the Company funded $11.6 million of capital expenditures and also entered into a $40.0 million build-to-suit that will be subject to an 18 year lease when completed. The Company did not purchase any net lease assets and sold assets with a net carrying value of $115.5 million during 2012. See Item 8 —"Financial Statements and Supplemental Data—Note 4" for further details on net lease asset activities.
Summary of Lease Expirations—As of December 31, 2012, lease expirations on the Company's net lease assets are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Square Feet of Leases Expiring (in thousands)	Annualized NLA In-Place Operating Lease Income(1)	% of NLA In-Place Operating Lease Income	% of Total Revenue(2)
2013	7	584	$6,656	4.5%	1.8%
2014	1	37	485	0.3%	0.1%
2015	3	202	2,270	1.6%	0.6%
2016	4	478	5,966	4.1%	1.6%
2017	7	311	4,033	2.8%	1.1%
2018	5	281	3,743	2.6%	1.0%
2019	3	85	882	0.6%	0.2%
2020	4	361	3,859	2.6%	1.0%
2021	3	223	4,513	3.1%	1.2%
2022	3	640	10,209	7.0%	2.7%
2023 and thereafter	19	16,305	103,238	70.8%	27.5%
Total	59	19,507	$145,854	100.0%
Weighted average remaining lease term	12.3 years

Explanatory Notes:
_______________________________________________________________________________

(1)	Reflects annualized GAAP operating lease income for NLA leases in-place at December 31, 2012.

(2)	Reflects the percentage of annualized GAAP operating lease income for NLA leases in-place at December 31, 2012 as a percentage of annualized total revenue for the quarter ended December 31, 2012.

Operating Properties
The operating properties portfolio is comprised of commercial and residential properties which represent a diverse pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop these assets with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. The commercial properties within this portfolio include office, retail and hotel properties. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.
The Company's operating properties portfolio included the following ($ in thousands):

	Commercial		Residential
	As of December 31,		As of December 31,
	2012	2011	2012	2011
Real estate, at cost	$801,214	$720,251	$—	$—
Less: accumulated depreciation and amortization	(109,634)	(90,383)	—	—
Real estate, net	$691,580	$629,868	$—	$—
Real estate available and held for sale	80,504	132,964	374,083	419,034
Other investments	14,599	—	11,146	37,957
Total portfolio assets	$786,683	$762,832	$385,229	$456,991
Commercial Properties
Summary of Portfolio Characteristics—As of December 31, 2012, commercial properties within the operating properties portfolio included 36 facilities, comprising 5.8 million square feet in 11 states. Excluding hotels and multifamily properties, the properties were 58.1% leased with a weighted average remaining lease term of approximately 6.6 years. The Company had 11 commercial operating properties classified as held for sale as of December 31, 2012 and their operating results are presented in "Income from discontinued operations" on the Company's Consolidated Statements of Operations.
Portfolio Activity—During the year ended December 31, 2012, the Company acquired title to $63.4 million of commercial properties through the resolution of non-performing loans, sold properties with a carrying value of $29.3 million and funded capital expenditures of $40.6 million, nearly all of which was spent on assets held for investment.

As of December 31, 2012, lease expirations on commercial properties within the operating properties portfolio were as follows ($ in thousands)(1):

Year of Lease Expiration	Number of Leases Expiring	Square Feet of Leases Expiring (in thousands)	Annualized Operating Property In-Place Operating Lease Income(2)	% of In-Place Operating Property Operating Lease Income	% of Total Revenue(3)
2013	148	550	$6,250	9.5%	1.7%
2014	66	240	5,815	8.8%	1.6%
2015	58	495	3,906	5.9%	1.0%
2016	38	121	3,259	4.9%	0.9%
2017	50	309	6,110	9.3%	1.6%
2018	39	380	7,288	11.0%	1.9%
2019	29	132	5,244	8.0%	1.4%
2020	21	114	4,085	6.2%	1.1%
2021	23	256	4,463	6.8%	1.2%
2022	16	268	5,446	8.3%	1.5%
2023 and thereafter	41	524	14,024	21.3%	3.7%
Total	529	3,389	$65,890	100.0%
Weighted average remaining lease term	6.6 years

Explanatory Notes:
_______________________________________________________________________________

(1)	Excludes hotels and multifamily properties included in the commercial operating properties portfolio.

(2)	Reflects annualized GAAP operating lease income for operating property leases in-place at December 31, 2012.

(3)
Reflects the percentage of annualized GAAP operating lease income for operating property leases in-place at December 31, 2012 as a percentage of annualized total revenue for the quarter ended December 31, 2012.

Residential Properties
Summary of Portfolio Characteristics—As of December 31, 2012, residential properties within the operating properties portfolio included 17 residential projects, representing approximately 974 units located in major cities throughout the United States. The projects are substantially completed and 15 of the projects are actively selling units.
Portfolio Activity—During the year ended December 31, 2012, the Company acquired title to $172.4 million of residential properties through resolution of non-performing loans and sold 529 units for net proceeds of $319.3 million, resulting in gains on sales of residential units of $63.5 million. During the same period, the Company funded $19.3 million of capital expenditures related to these projects and also incurred $26.5 million of net carrying costs that were reflected in "Real estate expenses" on the Company's Consolidated Statements of Operations.
Land
The Company's land portfolio primarily consists of 11 master planned community projects, seven urban infill land parcels and six waterfront land parcels located throughout the United States. Master planned communities represent large-scale residential projects that the Company intends to plan and/or develop and may sell through retail channels to home builders or in bulk. The Company currently has entitlements at these projects for more than 25,000 lots. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. The Company may develop these properties itself or sell to or partner with commercial real estate developers. These projects are currently entitled for approximately 6,000 residential units, and select projects include commercial, retail and office uses. As of December 31, 2012, the Company had four land projects in production, nine in development and 11 in the pre-development phase.

The Company's land portfolio included the following ($ in thousands):

	As of December 31,
	2012	2011
Real estate, net	$783,822	$847,745
Real estate available and held for sale	181,278	125,460
Other investments	5,493	14,845
Total	$970,593	$988,050
Summary of Portfolio Characteristics—As of December 31, 2012, the Company's Land Segment included 24 properties, comprised of 11 master planned community projects, seven infill land parcels and six waterfront land parcels located throughout the United States. The master planned communities are currently entitled for more than 25,000 lots and the waterfront and urban infill parcels are currently entitled for approximately 6,000 units.
Portfolio Activity—During the year ended December 31, 2012, the Company acquired title to $33.3 million of land assets through resolution of non-performing loans, sold assets with a carrying value of $72.1 million and funded $20.5 million of capital expenditures in the portfolio.
Policies with Respect to Other Activities
The Company's investment, financing and corporate governance policies (including conflicts of interests policies) are managed under the ultimate supervision of the Company's Board of Directors. The Company can amend, revise or eliminate these policies at anytime without a vote of its shareholders. The Company currently intends to make investments in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") for the Company to qualify as a REIT.
Investment Restrictions or Limitations
The Company does not have any prescribed allocation among investments or product lines. Instead, the Company focuses on corporate and real estate credit underwriting to develop an analysis of the risk/reward trade-offs in determining the pricing and advisability of each particular transaction.
The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (collectively, "Qualifying Interests"). The Company intends to rely on current interpretations of the Securities and Exchange Commission in an effort to qualify for this exemption. Based on these interpretations, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and at least 25% of its assets in real estate-related assets (subject to reduction to the extent the Company invests more than 55% of its assets in Qualifying Interests). The Company's senior mortgages, real estate assets and certain of its subordinated mortgages generally constitute Qualifying Interests. Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, the Company also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities.
Competition
The Company operates in a competitive market. See Item 1a—Risk factors—"We compete with a variety of investment, financing and leasing sources for our customers," for a discussion of how we may be affected by competition.
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
Code of Conduct
The Company has adopted a Code of Conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees. The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company's website at www.istarfinancial.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2012, there were no waivers or changes since adoption of the current Code of Conduct in October 2002.
Employees
As of February 1, 2013, the Company had 170 employees and believes its relationships with its employees to be good. The Company's employees are not represented by any collective bargaining agreements.
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

Item 1a.    Risk Factors
In addition to the other information in this report, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our business, financial condition, results of operations, cash flows and trading price of our common stock. The risks set forth below speak only as of the date of this report and we disclaim any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Risks Related to Our Business
Changes in general economic conditions may adversely affect our business.
Our success is generally dependent upon economic conditions in the U.S. and, in particular, the geographic areas in which our investments are located. Substantially all businesses, including ours, were negatively affected by the recent economic recession and illiquidity and volatility in the credit and commercial real estate markets. Although there have been signs of improvement in the commercial real estate and credit markets since 2010, such markets remain volatile and it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or other trends on our financial results. Deterioration in economic trends could have a material adverse effect on our financial performance and our ability to meet our debt obligations.
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
Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on our fixed charge coverage. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While we expect that our ability to incur new indebtedness under the fixed charge coverage ratio will be limited for the foreseeable future, which may put limitations on our ability to make new investments, we will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.
Our Secured Credit Facilities contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the Secured Credit Facilities permit us to distribute 100% of our REIT taxable income on an annual basis and the October 2012 Secured Credit Facility permits us to distribute up to $200 million of real property assets, or interests therein. We may not pay common dividends if we cease to qualify as a REIT.
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
Sufficient liquidity is critical to the management of our balance sheet and our ability to meet our scheduled debt payments. We have relied on secured borrowings, proceeds from issuance of unsecured debt, repayments from our loan assets and proceeds from asset sales to fund our operations and meet our debt maturities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. While our access to capital improved in 2012, as we completed our first unsecured debt offerings since May 2008, our ability to access capital in the future will be subject to a number of factors, many of which are outside of our control, such as conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or, on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt.
As of December 31, 2012, we had $545.3 million of debt maturing on or before December 31, 2013, including $96.8 million of senior unsecured notes due in June 2013 and $448.5 million senior unsecured notes due in October 2013.
As of December 31, 2012, we had unrestricted cash of $256.3 million and other unencumbered assets with a carrying value of $2.75 billion that are available to repay these maturities through asset sales or debt refinancing transactions. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations, all of which would have a material adverse effect on our business and stock price.
We may utilize derivative instruments to hedge risk, which may adversely affect our borrowing cost and expose us to other risks.
The derivative instruments we may use are typically in the form of interest rate swaps and foreign currency swaps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations or fixed-rate debt obligations to variable-rate debt obligations. Foreign currency swaps limit or offset our exposure to changes in currency rates in respect of certain investments denominated in foreign currencies.
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
Material estimates that are particularly susceptible to significant change relate to our determination of the reserve for loan losses, which is based primarily on the estimated fair value of loan collateral, as well as the valuation of real estate assets and deferred tax assets. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial performance and results of operations and actual results may differ materially from our estimates.
Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.
We maintain loan loss reserves to protect against potential losses and conduct a review of the adequacy of these reserves on a quarterly basis. Our general loan loss reserve reflects management's then-current estimation of the probability and severity of losses within our portfolio, based on this quarterly review. In addition, our determination of asset-specific loan loss reserves relies on material estimates regarding the fair value of loan collateral. Estimation of ultimate loan losses, provision expenses and loss reserves is a complex and subjective process. As such, there can be no assurance that management's judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. In particular, during the previous financial crisis, the weak economy and disruption of the credit markets adversely impacted the ability and willingness of many of our borrowers to service their debt and refinance our loans to them at maturity. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.
We have suffered losses when a borrower defaults on a loan and the underlying collateral value is not sufficient, and we may suffer additional losses in the future.
We have suffered losses arising from borrower defaults on our loan assets and we may suffer additional losses in the future. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, we sometimes make loans that are unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.
We sometimes obtain individual or corporate guarantees from borrowers or their affiliates. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, or where the value of the collateral proves insufficient, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.
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

We are subject to additional risk associated with owning and developing real estate.
We have obtained title to a number of assets that previously served as collateral on defaulted loans. These assets are predominantly land and operating properties. These assets expose us to additional risks, including, without limitation:

•
We must incur costs to carry these assets and in some cases make repairs to defects in construction, make improvements to, or complete the assets, which requires additional liquidity and results in additional expenses that impact our operating results.

•	Real estate projects are not liquid and, to the extent we need to raise liquidity through asset sales, we may be limited in our ability to sell these assets in a short-time frame.

•
Uncertainty associated with rezoning, obtaining governmental permits and approvals, concerns of community associations and reliance on third party contractors may materially delay our completion of rehabilitation and development activities and materially increase their cost to us.

•
The values of our real estate investments are subject to a number of factors outside of our control, including changes in the general economic climate, changes in interest rates and the availability of attractive financing, over-building or decreasing demand in the markets where we own assets, and changes in law and governmental regulations.

We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their lease obligations.
We own properties leased to tenants of our real estate assets and receive rents from tenants during the contracted term of such leases. A tenant's ability to pay rent is determined by its creditworthiness, among other factors. If a tenant's credit deteriorates, the tenant may default on its obligations under our lease and may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant's bankruptcy filing could be required to be returned to the tenant's bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease that it intends to reject. In other circumstances, where a tenant's financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the total contractual rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance could be materially adversely affected.
We are subject to risks relating to our asset concentration.
Our portfolio consists primarily of real estate and commercial real estate loans which are generally diversified by asset type, obligor, property type and geographic location. However, as of December 31, 2012, approximately 22% of the carrying value of our assets related to land, 12% related to office properties, 11% related to condominium assets and 11% related to industrial/R&D properties. All of these property types have been adversely affected by the previous financial crisis. In addition, as of December 31, 2012, approximately 23% of the carrying value of our assets related to properties located in the western U.S., 19% related to properties located in the northeastern U.S., 15% related to properties located in the southeast U.S and 13% related to properties located in the southwestern U.S. These regions include areas that were particularly hard hit by the prior downturn in the residential real estate markets. In addition, we have $228.7 million of European assets, which are subject to increased risks due to the current economic uncertainty in the Eurozone. We may suffer additional losses on our assets due to these concentrations.
We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or tenant to make its payment could have an adverse effect on us. As of December 31, 2012, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 22% of our aggregate annualized interest and operating lease revenue, of which no single customer accounts for more than 7%.
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
We face significant competition within our net leasing business from other owners, operators and developers of properties, many of which own properties similar to ours in markets where we operate. Such competition may affect our ability to attract and retain tenants and reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners offering lower rental rates than we would or providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our revenues and financial performance.
We are subject to certain risks associated with investing in real estate, including potential liabilities under environmental laws and risks of loss from earthquakes, terrorism and climate change.
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
As of December 31, 2012, approximately 26% of the carrying value of our assets was located in the Western and Northwestern United States, geographic areas at higher risk for earthquakes. In addition, a significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. The value of our properties will potentially also be subject to the risks associated with long-term effects of climate change. Future earthquakes, acts of terrorism or effects of climate change could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any earthquake, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, the market price of our Common Stock and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill its obligations with respect to claims payments due to a deterioration in its financial condition.
From time to time we make investments in companies over which we do not have sole control. Some of these companies operate in industries that differ from our current operations, with different risks than investing in real estate.
From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control. These investments include but are not limited to: LNR Property Corporation ("LNR"), Madison Funds and other equity and mezzanine investments. Although these businesses generally have a significant real estate component, some of them operate in businesses that are different from our primary business segments. Consequently, investments in these businesses, among other risks, subject us to the operating and financial risks of industries other than real estate and to the risk that we do not have sole control over the operations of these businesses.

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
Our quarterly operating results could fluctuate; therefore, reliance should not be placed on past quarterly results as indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in loan and real estate portfolio performance, levels of non-performing assets and related provisions, market values of investments, costs associated with debt, general economic conditions, the state of the real estate and financial markets and the degree to which we encounter competition in our markets.
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
Our Secured Credit Facilities (see Item 8—"Financial Statements and Supplemental Data—Note 8") prohibit us from paying dividends on our common stock if we no longer qualify as a REIT.
To qualify as a REIT, we may be forced to borrow funds, sell assets or take other actions during unfavorable market conditions. In addition, we may be required to limit certain activities or conduct them through taxable entities.
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
In the event that principal, premium or interest payments with respect to a particular debt instrument that we hold are not made when due, we may nonetheless be required to continue to recognize the unpaid amounts as taxable income. Due to these and other potential timing differences between income recognition or expense deduction and cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds or take other actions to meet our REIT distribution requirements for the taxable year in which the "phantom income" is recognized.
In addition, we may be required to limit certain activities that generate non-qualifying REIT income, such as land development and sales of condominiums, and/or we may be required to conduct such activities through "taxable REIT subsidiaries."
Certain of our activities, including our use of taxable REIT subsidiaries, are subject to taxes that could reduce our cash flows.
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local and non-U.S. taxes on our income and property, including taxes on any undistributed income, taxes on income from certain activities conducted as a result of foreclosures, and property and transfer taxes. We would be required to pay taxes on net taxable income that we fail to distribute to our shareholders. In addition, we hold a significant amount of assets in our "taxable REIT subsidiaries," including assets that we have acquired through foreclosure, assets that may be treated as dealer property and other assets that could adversely affect our ability to qualify as a REIT if held directly by us. As a result, we will be required to pay income taxes on the taxable income generated by these assets. There are also limitations on the ability of taxable REIT subsidiaries to make interest payments to affiliated REITs. Furthermore, we will be subject to a 100% penalty tax to the extent our economic arrangements with our tenants or our taxable REIT subsidiaries are not comparable to similar arrangements among unrelated parties. We will also be subject to a 100% tax to the extent we derive income from the sale of assets to customers in the ordinary course of business. To the extent we or our taxable REIT subsidiaries are required to pay U.S. federal, state, local or non-U.S. taxes, we will have less cash available for distribution to our shareholders.
We have substantial net operating and net capital loss carry forwards which we use to offset our tax and distribution requirements. In the event that we experience an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, our ability to use these losses will be limited. An "ownership change" is determined based upon complex rules which track the changes in ownership that occur in our Common Stock for a trailing three year period. We have experienced volatility and significant trading in our Common Stock in recent years. The occurrence of an ownership change is generally beyond our control and, if triggered, may increase our tax and distribution obligations for which we may not have sufficient cash flow.
A failure to comply with the limits on our ownership of and relationship with our taxable REIT subsidiaries would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
No more than 25% of the value of a REIT's total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct activities through taxable REIT subsidiaries or expand the activities that we conduct through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries may not be subject to precise determination, and values are subject to change in the future. In addition, we hold certain loans to one or more of our taxable REIT subsidiaries that are secured by real property. We treat these mortgage loans as qualifying assets for purposes of the REIT assets tests to the extent that they are secured by real property. If the IRS were to successfully challenge the treatment of any such loans, our ability to meet the REIT asset tests and other REIT requirements could be adversely affected. Accordingly, there can be no assurance that we have met or will be able to continue to comply with the taxable REIT subsidiary 25% limitation.
In addition, we may from time to time need to make distributions from a taxable REIT subsidiary in order to keep the value of our taxable REIT subsidiaries below 25% of our total assets. However, taxable REIT subsidiary dividends will generally not constitute qualifying income for purposes of the 75% REIT gross income test. While we will monitor our compliance with both this income test and the limitation on the percentage of our total assets represented by taxable REIT subsidiary securities, and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. For example, it is possible that we may wish to distribute a dividend from a taxable REIT subsidiary in order to reduce the value of our taxable REIT subsidiaries below 25% of our assets, but we may be unable to do so without violating the 75% REIT gross income test.
Although there are other measures we can take in such circumstances in order to remain in compliance with the requirements for REIT qualification, there can be no assurance that we will be able to comply with both of these tests in all market conditions.
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
Actions of the U.S. government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market responses to those actions, may not achieve the intended effect and may adversely affect our business.
In light of the recent financial crisis, the Obama Administration, Congress and regulators have increased their focus on the regulation of the financial industry. New or modified regulations and related regulatory guidance, including under the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, may have unforeseen or unintended adverse effects on the financial industry. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may also be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement.
In addition to the enactment of the Dodd-Frank Act, various legislative bodies have also considered altering the existing framework governing creditors' rights and mortgage products including legislation that would result in or allow loan modifications of various sorts. Such legislation may change the operating environment in substantial and unpredictable ways. We cannot predict whether new legislation will be enacted, and if enacted, the effect that it or any regulations would have on our activities, financial condition, or results of operations.
Item 1b.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number, general facsimile number and web address are (212) 930-9400, (212) 930-9494 and www.istarfinancial.com, respectively. The lease for the Company's principal executive and administrative offices expires in February 2021. The Company's principal regional offices are located in Atlanta, Georgia; Dallas, Texas; Hartford, Connecticut; San Francisco, California and three offices in the Los Angeles, California metropolitan area.
See Item 1—"Net Leasing," "Operating Properties" and "Land" for a discussion of properties held by the Company for investment purposes and Item 8—"Financial Statements and Supplemental Data—Schedule III," for a detailed listing of such facilities.

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
As previously reported, in April 2008, two putative class action complaints were filed in the United States District Court for the Southern District of New York alleging violations of federal securities laws by the Company and certain of its current and former executive officers in connection with the Company's December 13, 2007 public offering (the "Citiline Action"). On June 4, 2012, we reached an agreement in principle with the plaintiffs' Court-appointed representatives in the Citiline Action to settle the litigation. The parties to the Citiline Action have executed a final settlement stipulation, including releases of liability in favor of the defendants conditioned on final Court approval. On December 5, 2012, the Court issued an order preliminarily approving the settlement, certifying a class of persons (other than persons who timely and validly request exclusion from the class) entitled to participate in the settlement, approving the notice and proof of claim to be sent to all class members and scheduling a hearing to be held on April 5, 2013 for final approval of the settlement. The required settlement payments ($2.0 million contributed by us and the balance funded by our insurance carriers) have been deposited with an independent claims administrator. Notices of the proposed settlement and proof of claim forms have been mailed to all class members.
Upon final Court approval of the settlement, the Citiline Action will be dismissed in its entirety with prejudice and the settlement will be final.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Equity and Related Share Matters
The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "SFI. " The high and low closing prices per share of Common Stock are set forth below for the periods indicated.

	2012		2011
Quarter Ended	High	Low	High	Low
December 31	$8.93	$7.24	$7.18	$5.09
September 30	$8.48	$6.47	$8.41	$4.61
June 30	$7.50	$5.50	$9.62	$7.35
March 31	$7.46	$5.62	$10.31	$7.84
On February 22, 2013, the closing sale price of the Common Stock as reported by the NYSE was $10.10. The Company had 2,388 holders of record of Common Stock as of February 22, 2013.
At December 31, 2012, the Company had five series of preferred stock outstanding: 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.8% Series F Preferred Stock, 7.65% Series G Preferred Stock and 7.50% Series I Preferred Stock. Each of the Series D, E, F, G and I preferred stock is publicly traded.
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

Holders of Common Stock, vested High Performance Units and certain unvested restricted stock units and common share equivalents will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, the Company's Secured Credit Facilities (see Item 8—"Financial Statements and Supplemental Data—Note 8") permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The Secured Credit Facilities generally restrict the Company from paying any common dividends if it ceases to qualify as a REIT. In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock and HPU share equivalent will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.
The Company did not declare or pay dividends on its Common Stock for the years ended December 31, 2012 and 2011. The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I preferred stock, respectively, for each of the years ended December 31, 2012 and 2011, all of which qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.
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
No assurance can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's taxable income after giving effect to its net operating loss carryforwards, financial condition, capital requirements, debt covenants, any change in the Company's intention to maintain its REIT qualification and such other factors as the Company's Board of Directors deems relevant. The Company may elect to satisfy some of its 2012 REIT distribution requirements, if any, through qualifying stock dividends.
Disclosure of Equity Compensation Plan Information

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)	5,660,843	N/A	4,135,419

Explanatory Note:
_______________________________________________________________________________

(1)
Restricted Stock—The amount shown in column (a) includes 5,276,092 unvested restricted stock units which may vest in the future based on the employees' continued service to the Company. None of these unvested units are included in the Company's outstanding share balance (see Item 8—"Financial Statements and Supplementary Data—Note 12" for a more detailed description of the Company's restricted stock grants). Substantially all of the restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amounts shown in column (a) also includes 384,751 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to us as directors. Common stock equivalents represent rights to receive shares of Common Stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock awards or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock and other performance awards (see Item 8—"Financial Statements and Supplementary Data—Note 12" for a more detailed description of the Company's Long-Term Incentive Plans).

Item 6.    Selected Financial Data
The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform to the 2012 presentation as set forth in Item 8—"Financial Statements and Supplementary Data—Note 2."

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data and ratios)
OPERATING DATA:
Operating lease income	$219,019	$198,478	$186,630	$186,082	$186,946
Interest income	133,410	226,871	364,094	557,809	947,661
Other income	48,043	39,720	50,733	32,442	100,292
Total revenue	$400,472	$465,069	$601,457	$776,333	$1,234,899
Interest expense	$355,097	$342,186	$313,766	$411,889	$615,533
Real estate expense	151,827	138,943	121,399	81,794	50,010
Depreciation and amortization	69,350	58,662	57,220	57,741	55,470
General and administrative	80,856	105,039	109,526	124,152	138,164
Provision for loan losses	81,740	46,412	331,487	1,255,357	1,029,322
Impairment of assets	13,778	13,239	12,809	114,117	303,611
Other expense	17,266	11,070	16,055	62,329	14,582
Total costs and expenses	$769,914	$715,551	$962,262	$2,107,379	$2,206,692
Income (loss) before earnings from equity method investments and other items	$(369,442)	$(250,482)	$(360,805)	$(1,331,046)	$(971,793)
Gain (loss) on early extinguishment of debt, net	(37,816)	101,466	108,923	547,349	393,131
Earnings from equity method investments	103,009	95,091	51,908	5,298	286,754
Income (loss) from continuing operations before income taxes	$(304,249)	$(53,925)	$(199,974)	$(778,399)	$(291,908)
Income tax (expense) benefit	(8,445)	4,719	(7,023)	(4,141)	(10,375)
Income (loss) from continuing operations	$(312,694)	$(49,206)	$(206,997)	$(782,540)	$(302,283)
Income (loss) from discontinued operations	(19,465)	(7,318)	16,821	267	29,058
Gain from discontinued operations	27,257	25,110	270,382	12,426	91,458
Income from sales of residential property	63,472	5,721	—	—	—
Net income (loss)	$(241,430)	$(25,693)	$80,206	$(769,847)	$(181,767)
Net (income) loss attributable to noncontrolling interests	1,500	3,629	(523)	1,071	(21,258)
Net income (loss) attributable to iStar Financial Inc.	$(239,930)	$(22,064)	$79,683	$(768,776)	$(203,025)
Preferred dividends	(42,320)	(42,320)	(42,320)	(42,320)	(42,320)
Net (income) loss allocable to HPU holders and Participating Security holders(1)	9,253	1,997	(1,084)	22,526	2,855
Net income (loss) allocable to common shareholders	$(272,997)	$(62,387)	$36,279	$(788,570)	$(242,490)
Per common share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(3.35)	$(0.89)	$(2.60)	$(8.00)	$(2.75)
Diluted	$(3.35)	$(0.89)	$(2.60)	$(8.00)	$(2.75)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(3.26)	$(0.70)	$0.39	$(7.88)	$(1.85)
Diluted	$(3.26)	$(0.70)	$0.39	$(7.88)	$(1.85)
Per HPU share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:

Basic	$(633.94)	$(169.93)	$(493.33)	$(1,525.07)	$(520.07)
Diluted	$(633.94)	$(169.93)	$(493.33)	$(1,525.07)	$(520.07)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(616.87)	$(133.13)	$72.27	$(1,501.73)	$(349.87)
Diluted	$(616.87)	$(133.13)	$72.27	$(1,501.73)	$(349.87)
Dividends declared per common share(3)	$—	$—	$—	$—	$1.74

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data and ratios)
SUPPLEMENTAL DATA:
Adjusted Income(4)	$(53,847)	$(3,316)	$360,525	$155,324	$842,049
Adjusted EBITDA(4)	$349,754	$376,464	$767,663	$686,267	$1,592,422
Ratio of Adjusted EBITDA to interest expense and preferred dividends(4)	0.9x	1.0x	2.0x	1.3x	2.2x
Ratio of earnings to fixed charges(5)(6)	—	—	—	—	—
Ratio of earnings to fixed charges and preferred dividends(5)(6)	—	—	—	—	—
Weighted average common shares outstanding—basic	83,742	88,688	93,244	100,071	131,153
Weighted average common shares outstanding—diluted	83,742	88,688	93,244	100,071	131,153
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15	15
Cash flows from:
Operating activities	$(191,932)	$(28,577)	$(45,883)	$77,795	$418,529
Investing activities	$1,267,047	$1,461,257	$3,738,823	$724,702	$(27,943)
Financing activities	$(1,175,597)	$(1,580,719)	$(3,412,707)	$(1,074,402)	$1,444

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
BALANCE SHEET DATA:
Real estate, net	$2,799,023	$2,947,911	$2,642,038	$3,357,311	$3,103,310
Real estate available and held for sale	$635,865	$677,458	$746,081	$856,422	$242,505
Loans receivable, net	$1,829,985	$2,860,762	$4,587,352	$7,661,562	$10,586,644
Total assets	$6,150,789	$7,517,837	$9,174,154	$12,810,575	$15,296,748
Debt obligations, net	$4,691,494	$5,837,540	$7,345,433	$10,894,903	$12,486,404
Total equity	$1,313,154	$1,573,604	$1,694,659	$1,656,118	$2,446,662

Explanatory Notes:
_______________________________________________________________________________

(1)
HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. Participating Security holders are Company employees and directors who hold unvested restricted stock units, restricted stock awards and common stock equivalents granted under the Company's Long Term Incentive Plans.

(2)	See Item 8—"Financial Statements and Supplementary Data—Note 13."

(3)	The Company has not declared or paid a common dividend since the quarter ended June 30, 2008.

(4)
Adjusted income and Adjusted EBITDA should be examined in conjunction with net income (loss) as shown in our Consolidated Statements of Operations. Adjusted income and Adjusted EBITDA should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor are Adjusted income and Adjusted EBITDA indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted income and Adjusted EBITDA are additional measures for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted income and Adjusted EBITDA may differ from the calculations of similarly-titled measures by other companies. See computation of Adjusted income and Adjusted EBITDA on page 36.

(5)
This ratio of earnings to fixed charges is calculated in accordance with SEC Regulation S-K Item 503. The Company's unsecured debt securities have a fixed charge coverage covenant which is calculated differently in accordance with the terms of the agreements governing such securities.

(6)
For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, earnings were not sufficient to cover fixed charges by $303,466, $68,784, $218,353, $757,283 and $276,951, respectively, and earnings were not sufficient to cover fixed charges and preferred dividends by $345,786, $111,104, $260,673, $799,603 and $319,271, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are included with respect to, among other things, the Company's current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that the Company believes might cause such differences are discussed in the section entitled, "Risk Factors" in Part I, Item 1a of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K. For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2012. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2012 included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements from prior years in order to conform to our current year presentation (see Item 8—"Financial Statements and Supplemental Data —Note 2").
Introduction
iStar Financial Inc. is a fully-integrated finance and investment company focused on the commercial real estate industry. We provide custom-tailored investment capital to high-end private and corporate owners of real estate and invest directly across a range of real estate sectors. We are taxed as a real estate investment trust, or "REIT," and have invested more than $35 billion over the past two decades. Our primary business segments are real estate finance, net leasing, operating properties and land.
Our real estate finance portfolio is primarily comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. Our portfolio also includes senior and subordinated loans to corporations, particularly those engaged in real estate or real estate related businesses and may be either secured or unsecured. Our loan portfolio includes whole loans and loan participations.
Our net lease portfolio is primarily comprised of properties owned by us and leased to single creditworthy tenants where the properties are subject to long-term leases. Most of the leases provide for expenses at the facility to be paid by the tenant on a triple net lease basis. The properties in this portfolio are diversified by property type and geographic location.
Our operating properties portfolio is comprised of commercial and residential properties which represent a diverse pool of assets across a broad range of geographies and property types. We generally seek to reposition or redevelop these assets with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. The commercial properties within this portfolio include office, retail and hotel properties. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where our strategy is to sell individual condominium units through retail distribution channels.
Our land portfolio primarily consists of 11 master planned community projects, seven urban infill land parcels and six waterfront land parcels located throughout the United States. Master planned communities represent large-scale residential projects that we intend to plan and/or develop and may sell through retail channels to home builders or in bulk. We currently have entitlements at these projects for more than 25,000 lots. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. We may develop these properties ourselves or sell to or partner with commercial real estate developers. These projects are currently entitled for approximately 6,000 residential units, and select projects include commercial, retail and office uses. As of December 31, 2012, we had four land projects in production, nine in development and 11 in the pre-development phase.

Executive Overview

2012 was a transitional year for the Company during which we made significant progress in strengthening our balance sheet and positioning the Company for the future. We executed several capital markets transactions that extended our debt maturities, including three senior notes issuances which marked our return to the unsecured debt markets for the first time since 2008. The rates associated with the financings that we completed in the latter half of the year, following an upgrade of the Company's corporate credit ratings, were materially lower than our earlier financings. Within our real estate and loan portfolios, our performing loans, net lease assets and residential condominium projects performed well, and we continued to make progress reducing the balance of our non-performing loans and enhancing the value of our commercial operating properties and land assets through the investment of capital and intensive asset management. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings.
During 2012, we saw a meaningful contribution to earnings from our performing loans, net lease assets and sales of our residential operating properties. However, the performance of our commercial operating properties and nonperforming loans resulted in losses and our land assets incurred sizable carrying costs, which factors continue to negatively impact our earnings.
For the year ended December 31, 2012, we recorded a net loss allocable to common shareholders of $(273.0) million, compared to a loss of $(62.4) million in the prior year. Results for the current year included $35.2 million of expenses associated with three capital markets transactions. Results in the prior year included a $109.0 million gain associated with the redemption of the Company's 10% senior secured notes and $30.3 million of additional earnings from equity method investments associated with the sale of Oak Hill Advisors.
With respect to liquidity, during 2012, we generated $1.48 billion of proceeds from our portfolio and we raised approximately $3.51 billion through secured and unsecured debt capital markets transactions. We used the proceeds of these transactions to repay and/or refinance a significant portion of our debt that was due to mature before 2017, which should enable us to increase our investment originations beginning in 2013. As of December 31, 2012, we had $545.3 million of debt maturities due before December 31, 2013, with a majority of that amount due in October 2013. As of December 31, 2012, we had $256.3 million of cash on hand and in January 2013, we entered into a definitive agreement to sell our interest in LNR for approximate net proceeds of $220.0 million. Additionally, as of December 31, 2012, we had unencumbered assets with a carrying value of $3.01 billion. Our capital resources to meet debt maturities in the coming year include debt refinancings, proceeds from asset sales, loan repayments from borrowers and may include equity capital raising transactions.

Results of Operations for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Operating lease income	$219,019	$198,478	$20,541	10%
Interest income	133,410	226,871	(93,461)	(41)%
Other income	48,043	39,720	8,323	21%
Total revenue	$400,472	$465,069	$(64,597)	(10)%
Interest expense	$355,097	$342,186	$12,911	4%
Real estate expenses	151,827	138,943	12,884	9%
Depreciation and amortization	69,350	58,662	10,688	18%
General and administrative	80,856	105,039	(24,183)	(23)%
Provision for loan losses	81,740	46,412	35,328	76%
Impairment of assets	13,778	13,239	539	4%
Other expense	17,266	11,070	6,196	56%
Total costs and expenses	$769,914	$715,551	$54,363	8%
Gain (loss) on early extinguishment of debt, net	$(37,816)	$101,466	$(139,282)	>100%
Earnings from equity method investments	103,009	95,091	7,918	8%
Income tax (expense) benefit	(8,445)	4,719	(13,164)	>100%
Income (loss) from discontinued operations	(19,465)	(7,318)	(12,147)	>100%
Gain from discontinued operations	27,257	25,110	2,147	9%
Income from sales of residential property	63,472	5,721	57,751	>100%
Net income (loss)	$(241,430)	$(25,693)	$(215,737)	>100%

Revenue—Operating lease income increased to $219.0 million in 2012 and includes income from net lease assets and commercial operating properties. Operating lease income from net lease assets increased 3.3% to $152.0 million in 2012 from $147.2 million in 2011 primarily due to new leasing activity. As of December 31, 2012, net lease assets were 94.8% leased compared to 94.4% leased as of December 31, 2011. For the year ended December 31, 2012, the net lease portfolio generated a weighted average effective yield of 8.6% compared to 8.4% during the same period in 2011.

Operating lease income from commercial operating properties increased to $65.5 million in 2012 from $51.2 million in 2011. We acquired title to additional commercial operating properties at the end of 2011 and during 2012, which contributed $20.6 million in operating lease income for the year ended December 31, 2012. The impact of certain lease terminations offset this increase by $6.3 million year over year. As of December 31, 2012, commercial operating properties, excluding hotels, were 58.1% leased compared to 41.0% leased as of December 31, 2011.

Interest income declined primarily due to a decline in the average balance of performing loans to $1.67 billion for the year ended December 31, 2012 from $2.58 billion for the same period in 2011. The decrease in performing loans was primarily due to loan repayments as well as performing loans moving to non-performing status (see Risk Management below). For the year ended December 31, 2012, performing loans generated a weighted average effective yield of 7.5% as compared to 7.2% in 2011.

Other income primarily includes revenue related to hotel properties included in the operating property portfolio, which was $32.8 million in 2012 compared to $32.5 million in 2011. For the year ended December 31, 2012, other income also includes $8.6 million of loan income related to the prepayment and sales of loans as compared to $2.9 million for the year ended December 31, 2011.

Costs and expenses—Interest expense increased in 2012 primarily due to a higher weighted average cost of debt offset by a lower average outstanding balance. Our weighted average effective cost of debt increased to 6.5% for the year ended December 31, 2012 as compared to 5.3% during 2011, primarily due to the refinancing of existing debt in 2011 and the first half of 2012 at higher rates. With continued improvement in the capital markets and upgrades in our credit ratings achieved later in 2012, we refinanced one of our secured credit facilities and issued unsecured debt at rates which will reduce our weighted average cost of debt in future periods. The average outstanding balance of our debt declined to $5.49 billion for the year ended December 31, 2012 from $6.47 billion for the year ended December 31, 2011.

The increase in real estate expense year over year was primarily driven by additional properties that we took title to in 2012 and late 2011 through resolution of non-performing loans. Expenses for operating properties were $100.3 million in 2012 as compared to $92.0 million in 2011, which includes carrying costs on our residential operating properties totaling $26.5 million in 2012 and $24.4 million in 2011. Operating expenses for net lease assets declined slightly to $24.3 million in 2012 from $25.3 million in 2011. Carrying costs and other expenses on our land assets increased to $27.3 million in 2012 from $21.6 million in 2011, primarily related to acquiring title to assets in resolution of non-performing loans as well as increased legal and consulting expenses. Depreciation and amortization increased in 2012 primarily due to the acquisition of additional operating properties in late 2011 and 2012.

General and administrative expenses decreased primarily due to lower stock-based compensation expense, lower payroll and employee related costs and decreased legal expenses. Stock-based compensation expense declined to $15.3 million in 2012 from $29.7 million in 2011, primarily resulting from the incremental expense in 2011 associated with the July 2011 modification of our restricted stock units originally awarded on December 19, 2008. Payroll and employee related costs declined due to staffing reductions, while legal expenses declined due to the settlement of litigation in June 2012 (see Item 3. Legal Proceedings).

Provisions for loan losses totaled $81.7 million during the year ended December 31, 2012 and included higher specific reserves on non-performing loans, offset by a reduction in the general reserve primarily due to a reduction in the balance of performing loans outstanding during the current year (see Risk Management below).

Impairment of assets for the year ended December 31, 2012 resulted primarily from changes in business strategy for certain assets and consisted of $27.7 million on operating properties and $7.7 million on net lease assets. Of these amounts, $22.6 million of impairments related to real estate assets held for sale or sold and were therefore included in discontinued operations for the year ended December 31, 2012. For the year ended December 31, 2011, we recorded impairments of $22.4 million related to operating properties which resulted from changing market conditions and changes in business strategy for certain assets. Of this amount, $9.1 million relates to real estate assets held for sale or sold and therefore, were included in discontinued operations for the year ended December 31, 2011.

Other expense for the year ended December 31, 2012 increased primarily due to $8.1 million of third party expenses incurred in connection with the refinancing of our 2011 Secured Credit Facilities with our October Credit Facility (see Liquidity and Capital Resources below).

Gain on early extinguishment of debt, net—During the year ended December 31, 2012, net losses on the early extinguishment of debt included a $14.9 million prepayment fee on the early redemption of our 8.625% Senior Unsecured Notes due in June 2013 as well as $12.1 million related to the accelerated amortization of discounts and fees in connection with the refinancing of our 2011 Secured Credit Facilities in October of 2012 (see Liquidity and Capital Resources below). We also recorded $13.8 million of losses in 2012 related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our 2011 and 2012 Secured Credit Facilities. These losses were partially offset by gains on the repurchases of unsecured notes during 2012.

During the same period in 2011, we fully redeemed the $312.3 million remaining principal balance of our 10% senior secured notes due June 2014 which resulted in a $109.0 million gain on early extinguishment of debt primarily related to the recognition of deferred gain that resulted from a previous debt exchange. This was offset by losses on extinguishment of debt related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our secured credit facilities, including the A-1 Tranche of the 2011 Secured Credit Facilities.

Earnings from equity method investments—Earnings from equity method investments increased during the year ended December 31, 2012, primarily due to $26.0 million of equity in earnings recognized from income from sales of residential property units recorded by one of our real estate equity investments. Earnings from certain of our other strategic investments increased due to better overall market performance. These increases were partially offset by the impact of the sale of Oak Hill Advisors, L.P. and related entities in October 2011, which contributed $38.4 million to earnings, including a pre-tax gain of $30.3 million during the year ended December 31, 2011.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries (“TRS's”), and increased to an expense of $8.4 million in 2012 versus a benefit of $4.7 million in 2011. During the year ended December 31, 2012, TRS entities generated taxable income of $42.2 million, which was partially offset by the utilization of net operating loss carryforwards, resulting in current tax expense of $8.4 million. For the year ended December 31, 2011, TRS entities generated taxable income of $75.8 million, including the gain on the sale of our Oak Hill investments. This income was partially offset by the utilization of net operating loss carryforwards that reduced our current tax expense to $9.0 million for the year. The current tax expense was partially offset by a $13.7 million non-cash deferred tax benefit that resulted from the reversal of a deferred tax liability related to a difference in investment basis for our Oak Hill investments that were sold in October of 2011.

Discontinued operations—During the year ended December 31, 2012, we sold net lease assets with a carrying value of $115.5 million and recorded gains of $27.3 million. During the year ended December 31, 2011, we realized a $22.2 million gain from discontinued operations previously deferred as part of the June 2010 sale of 32 net lease assets.

Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2012. For the years ended December 31, 2012 and 2011, income (loss) from discontinued operations includes impairment of assets of $22.6 million and $9.1 million, respectively.

Income from sales of residential property—During the year ended December 31, 2012 and 2011, we sold condominium units for total net proceeds of $319.3 million and $154.0 million, respectively, that resulted in income from sales of residential properties totaling $63.5 million and $5.7 million, respectively.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

	For the Years Ended December 31,
	2011	2010	$ Change	% Change
	(in thousands)
Operating lease income	$198,478	$186,630	$11,848	6%
Interest income	226,871	364,094	(137,223)	(38)%
Other income	39,720	50,733	(11,013)	(22)%
Total revenue	$465,069	$601,457	$(136,388)	(23)%
Interest expense	$342,186	$313,766	$28,420	9%
Real estate expense	138,943	121,399	17,544	14%
Depreciation and amortization	58,662	57,220	1,442	3%
General and administrative	105,039	109,526	(4,487)	(4)%
Provision for loan losses	46,412	331,487	(285,075)	(86)%
Impairment of assets	13,239	12,809	430	3%
Other expense	11,070	16,055	(4,985)	(31)%
Total costs and expenses	$715,551	$962,262	$(246,711)	(26)%
Gain on early extinguishment of debt, net	$101,466	$108,923	$(7,457)	(7)%
Earnings from equity method investments	95,091	51,908	43,183	83%
Income tax (expense) benefit	4,719	(7,023)	11,742	>100%
Income (loss) from discontinued operations	(7,318)	16,821	(24,139)	>100%
Gain from discontinued operations	25,110	270,382	(245,272)	(91)%
Income from sales of residential property	5,721	—	5,721	100%
Net income (loss)	$(25,693)	$80,206	$(105,899)	>100%
Revenue—Operating lease income increased to $198.5 million in 2011 and includes income from our net lease assets and commercial operating properties. Operating lease income from net lease assets remained consistent at $147.2 million compared to $147.0 million in 2010. As of December 31, 2011, net lease assets were 94.4% leased compared to 91.0% leased as of December 31, 2010. For the year ended December 31, 2011, total net lease assets generated a weighted average effective yield of 8.4% compared to 8.3% during the same period in 2010.
Operating lease income from commercial operating properties increased to $51.2 million in 2011 from $39.2 million in 2010. We acquired title to additional commercial operating properties in resolution of non-performing loans during 2011 and late in 2010, which contributed $10.0 million in operating lease income for the year ended December 31, 2011. The remaining increase relates to new leasing activity at various commercial operating properties.

Interest income declined primarily due to a decrease in the average balance of performing loans to $2.58 billion for the year ended December 31, 2011 from $3.92 billion for 2010. The decrease in performing loans was primarily due to loan repayments as well as performing loans moving to non-performing status (see Risk Management below). For the year ended December 31, 2011, performing loans generated a weighted average effective yield of 7.2% as compared to 7.9% in 2010. The decrease was partially offset by $26.3 million of interest income recorded during the year ended December 31, 2011, related to certain non-performing loans that were resolved, including interest not previously recorded due to the loans being on non-accrual status.

Other income primarily includes revenue related to hotel properties included in the operating property portfolio, which was $32.5 million in 2011 compared to $32.3 million in 2010. For the year ended December 31, 2011, other income also includes $2.9 million of loan income related to the prepayment and sales of loans as compared to $13.8 million for the year ended December 31, 2010.
Costs and expenses—Interest expense increased primarily due to higher interest rates on our Secured Credit Facility entered into during 2011, partially offset by lower average outstanding borrowings. Our weighted average effective cost of debt increased to 5.3% for the year ended December 31, 2011 as compared to 3.7% during 2010. The average outstanding balance of our debt declined to $6.47 billion for the year ended December 31, 2011 from $9.28 billion for the year ended December 31, 2010.
The increase in real estate expenses year over year was primarily driven by additional operating properties that we took title to in 2011 and late 2010 through resolution of non-performing loans. Expenses for operating properties were $92.0 million in 2011 as compared to $84.5 million in 2010, which includes carrying costs on our residential properties totaling $24.4 million in 2011 and $26.1 million in 2010. Operating expenses for net lease assets increased to $25.3 million in 2011 from $21.9 million in 2010 primarily related to provisions for uncollectable tenant receivables. Carrying costs and other expenses on our land assets increased to $21.6 million in 2011 from $15.1 million in 2010, primarily related to additional consulting, legal and maintenance costs. Depreciation and amortization increased in 2011 primarily due to the acquisition of operating properties in late 2011 and 2010.
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
Our total costs and expenses were impacted most significantly by lower provisions for loan losses. The decline in our provisions for loan losses primarily resulted from fewer loans moving to non-performing status and a lower overall balance of non-performing loans during the year ended December 31, 2011 as compared to 2010. Additionally, repayments and sales of performing loans resulted in a lower portfolio balance leading to a reduction in the required general loan loss reserve.
For the years ended December 31, 2011 and 2010, impairments on real estate assets resulted from changes in market conditions and changes in business strategy. In 2011, $22.4 million of impairments were recorded related to operating properties and of this amount, $9.1 million related to real estate assets held for sale or sold and were therefore included in discontinued operations. In 2010, we recorded $19.1 million of impairments on operating properties and $4.2 million on net lease assets. Of these amounts, $9.6 million related to real estate assets held for sale or sold and were therefore included in discontinued operations.
Other expense decreased primarily due to lower legal fees and other unreimbursed expenses incurred relating to non-performing loans.
Gain (loss) on early extinguishment of debt, net—During the year ended December 31, 2011, we fully redeemed the $312.3 million remaining principal balance of our 10% senior secured notes due June 2014, which resulted in a $109.0 million gain on early extinguishment of debt. This was offset by losses on extinguishment of debt related to the accelerated amortization of deferred fees and debt discount resulting from amortization payments made on our secured credit facilities, including the Tranche A-1 facility.
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
Income tax (expense) benefit—The income tax benefit recorded during the year ended December 31, 2011 was comprised of $13.7 million of deferred tax benefit offset by $9.0 million of current tax expense related to taxable income generated by assets held in our TRS's. TRS entities generated taxable income of $75.8 million for the year ended December 31, 2011, including the gain on the sale of our investment in Oak Hill Advisors L.P. This income was partially offset by the utilization of net operating loss carryforwards that reduced our current tax expense to $9.0 million for the year. The $13.7 million non-cash deferred tax benefit was due to the reversal of a deferred tax liability related to a difference in investment basis for our Oak Hill investments that were sold in October of 2011.
Discontinued operations—During the year ended December 31, 2011, we sold net lease assets with an aggregate carrying value of $34.4 million resulting in a net gain of $2.9 million. In 2011, we also resolved a contingent obligation related to the 2010 portfolio sale of 32 net lease assets, resulting in a gain of $22.2 million. During the same period in 2010, we sold net lease assets, including a portfolio of 32 net lease assets, and recognized an aggregate initial gain of $270.4 million.
Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2012. For the years ended December 31, 2011 and 2010, income (loss) from discontinued operations includes impairment of assets of $9.1 million and $9.6 million, respectively.
Income from sales of residential property—During the year ended December 31, 2011 we sold condominium units for total net proceeds of $154.0 million that resulted in income from sales of residential properties totaling $5.7 million.
Adjusted income and Adjusted EBITDA

In addition to net income (loss), we use Adjusted income and Adjusted EBITDA to measure our operating performance. Adjusted income represents net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for loan losses, impairment of assets, stock-based compensation expense, and the non-cash portion of gain (loss) on early extinguishment of debt. Adjusted EBITDA represents net income (loss) plus the sum of interest expense, income taxes, depreciation and amortization, provision for loan losses, impairment of assets and stock-based compensation expense, less the non-cash portion of gain (loss) on early extinguishment of debt.

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(272,997)	$(62,387)	$36,279	$(788,570)	$(242,490)
Add: Depreciation and amortization(1)	70,786	63,928	70,786	98,238	102,745
Add: Provision for loan losses	81,740	46,412	331,487	1,255,357	1,029,322
Add: Impairment of assets(2)	36,354	22,386	22,381	141,018	334,830
Add: Stock-based compensation expense	15,293	29,702	19,355	23,593	23,542
Less: (Gain) loss on early extinguishment of debt, net(3)	22,405	(101,466)	(110,075)	(547,349)	(393,131)
Less: HPU/Participating Security allocation	(7,428)	(1,891)	(9,688)	(26,963)	(12,769)
Adjusted income (loss) allocable to common shareholders	$(53,847)	$(3,316)	$360,525	$155,324	$842,049

Explanatory Notes:
_______________________________________________________________________________

(1)
For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, depreciation and amortization includes $1,436, $5,266, $13,566, $41,547 and $45,973, respectively, of depreciation and amortization reclassified to discontinued operations.

(2)
For the years ended December 31, 2012, 2011, 2010, 2009 and 2008 impairment of assets includes $22,576, $9,147, $9,572, $26,901 and $31,219, of impairment of assets reclassified to discontinued operations.

(3)	For the years ended December 31, 2012 and 2010, (Gain) loss on early extinguishment of debt excludes the portion of losses paid in cash of $15,411 and $1,152, respectively.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(241,430)	$(25,693)	$80,206	$(769,847)	$(181,767)
Add: Interest expense(1)	356,161	345,914	346,500	481,116	666,706
Add: Income tax expense	8,445	(4,719)	7,023	4,141	10,375
Add: Depreciation and amortization(2)	70,786	63,928	70,786	98,238	102,745
EBITDA	$193,962	$379,430	$504,515	$(186,352)	$598,059
Add: Provision for loan losses	81,740	46,412	331,487	1,255,357	1,029,322
Add: Impairment of assets(3)	36,354	22,386	22,381	141,018	334,830
Add: Stock-based compensation expense	15,293	29,702	19,355	23,593	23,542
Less: (Gain) loss on early extinguishment of debt, net(4)	22,405	(101,466)	(110,075)	(547,349)	(393,131)
Adjusted EBITDA (5)	$349,754	$376,464	$767,663	$686,267	$1,592,622
Explanatory Notes:
_______________________________________________________________________________

(1)
For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, interest expense includes $1,064, $3,728, $32,734, $69,227 and $51,173, respectively, of interest expense reclassified to discontinued operations.

(2)
For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, depreciation and amortization includes $1,436, $5,266, $13,566, $41,547 and $45,973, respectively, of depreciation and amortization reclassified to discontinued operations.

(3)
For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, impairment of assets includes $22,576, $9,147, $9,572, $26,901 and $31,219 of impairment of assets reclassified to discontinued operations.

(4)	For the years ended December 31, 2012 and 2010, (Gain) loss on early extinguishment of debt excludes the portion of losses paid in cash of $15,411 and $1,152, respectively.

(5)	Prior period presentation has been restated to conform to current year presentation.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans, watch list loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of December 31,
	2012	2011
Non-performing loans
Carrying value(1)	$503,112	$771,196
As a percentage of total carrying value of loans	27.5%	27.1%
Watch list loans
Carrying value	$44,350	$136,006
As a percentage of total carrying value of loans	2.4%	4.8%
Reserve for loan losses
Total reserve for loan losses	$524,499	$646,624
As a percentage of total loans before loan loss reserves	22.3%	18.5%
Non-performing loan asset-specific reserves for loan losses	$476,140	$557,129
As a percentage of gross carrying value of non-performing loans	48.6%	41.9%

Explanatory Note:
_______________________________________________________________________________

(1)	As of December 31, 2012 and 2011, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $476.1 million and $557.1 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2012, we had non-performing loans with an aggregate carrying value of $503.1 million. Our non-performing loans decreased during year ended December 31, 2012, primarily due to us taking title to properties serving as collateral in full or partial satisfaction of such loans.

Watch List Loans—During our quarterly loan portfolio assessments, loans are put on the watch list if deteriorating performance indicates they warrant a higher degree of monitoring and senior management attention. As of December 31, 2012, we had loans on the watch list with a combined carrying value of $44.4 million.

Reserve for Loan Losses—The reserve for loan losses was $524.5 million as of December 31, 2012, or 22.3% of the gross carrying value of total loans, compared to $646.6 million or 18.5% at December 31, 2011. The change in the balance of the reserve was the result of $81.7 million of provisioning for loan losses, reduced by $203.9 million of charge-offs during the year ended December 31, 2012. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves require us to use significant judgment. In addition, the process of estimating values and reserves for our European loan assets (which had a carrying value of $228.7 million as of December 31, 2012), is subject to additional risks related to the continued economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2012, asset-specific reserves decreased to $491.4 million compared to $573.1 million at December 31, 2011, primarily due to charge-offs on loans where we took title to properties serving as collateral in full or partial satisfaction of such loans or loans that were sold. The decrease was partially offset by additional reserves established on new non-performing loans.

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

The general reserve decreased to $33.1 million or 2.4% of the gross carrying value of performing loans as of December 31, 2012, compared to $73.5 million or 3.4% of the gross carrying value of performing loans at December 31, 2011. This reduction is primarily attributable to the reduction in the balance of performing loans combined with an improvement in the weighted average risk ratings of performing loans to 3.01 as of December 31, 2012 compared to 3.29 as of December 31, 2011.
Risk concentrations—As of December 31, 2012, our total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease Assets	Operating Properties	Land	Total	% of Total
Land	$297,039	$—	$—	$970,593	$1,267,632	22.3%
Office	124,058	301,304	258,977	—	684,339	12.0%
Condominium	237,534	—	385,229	—	622,763	11.0%
Industrial / R&D	94,617	472,149	55,439	—	622,205	10.9%
Retail	293,651	50,529	184,000	—	528,180	9.3%
Entertainment / Leisure	98,423	414,849	14	—	513,286	9.0%
Hotel	298,293	91,746	84,375	—	474,414	8.3%
Mixed Use / Mixed Collateral	237,989	—	179,337	—	417,326	7.3%
Other Property Types	181,481	9,424	24,541	—	215,446	3.7%
Strategic Investments	—	—	—	—	351,225	6.2%
Total	$1,863,085	$1,340,001	$1,171,912	$970,593	$5,696,816	100.0%

Explanatory Note:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

As of December 31, 2012, our total investment portfolio had the following characteristics by geographical region ($ in thousands)(1):

Geographic Region	Real Estate Finance	Net Lease Assets	Operating Properties	Land	Total	% of Total
West	$340,457	$340,896	$237,496	$367,470	$1,286,319	22.6%
Northeast	421,660	317,003	175,894	180,744	1,095,301	19.2%
Southeast	308,559	201,535	251,410	89,035	850,539	14.9%
Southwest	197,478	182,329	209,424	120,293	709,524	12.5%
Mid-Atlantic	43,866	104,205	217,379	180,290	545,740	9.6%
International(2)	308,210	—	—	—	308,210	5.4%
Central	159,460	68,434	61,938	9,500	299,332	5.2%
Northwest	83,236	56,409	18,371	23,261	181,277	3.2%
Various	159	69,190	—	—	69,349	1.2%
Strategic Investments(2)	—	—	—	—	351,225	6.2%
Total	$1,863,085	$1,340,001	$1,171,912	$970,593	$5,696,816	100.0%

Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

(2)
Strategic investments includes $36.6 million of international assets. Additionally, international and strategic investments include $228.7 million of European assets, including $117.6 million in Germany and $111.1 million in the United Kingdom.

Liquidity and Capital Resources

During 2012, we raised approximately $3.51 billion through secured and unsecured debt capital markets transactions, the proceeds of which were used to repay and/or refinance a significant portion of our debt that was due to mature before 2017. Our three unsecured senior notes transactions in 2012 marked the first time that we accessed the unsecured debt markets since 2008, and we saw a material improvement in the cost of our unsecured senior notes issued in the latter half of 2012, as compared to the notes issued in the first half of the year, following an upgrade in our corporate credit ratings. These transactions provided us with a number of benefits, such as longer-term financing on a substantial portion of our portfolio as well as a reduction in funding costs and the ability to unencumber certain liquid assets. Subsequent to year end, we were able to further reduce the interest costs associated with our October 2012 Secured Credit Facility by amending and restating that facility (see Subsequent Events for further details).

For the year ended December 31, 2012, we originated and funded investments of $150.9 million. Also during 2012, we generated $1.48 billion of proceeds from our portfolio, comprised of $767.7 million from repayments and sales of loans, $403.8 million from sales of operating properties, $142.7 million from sales of net lease assets, $71.9 million from land sales and $90.4 million from strategic investments.

As of December 31, 2012, we had $545.3 million of debt maturities due before December 31, 2013, with a majority of that amount due in October 2013. In addition, we currently expect to make approximately $220 million of capital expenditures on our portfolio in the coming year. Our capital sources to meet expected cash uses throughout 2013 will primarily include cash on hand, as well as debt refinancings, proceeds from unencumbered asset sales and loan repayments from borrowers, and may include equity capital raising transactions. As of December 31, 2012, we had unencumbered assets with a carrying value of approximately $3.01 billion. As further described in Subsequent Events, in January 2013, we entered into a definitive agreement to sell our interest in LNR for approximate net proceeds of $220.0 million. This transaction is expected to close in the second quarter of 2013, subject to customary closing conditions. The closing of this transaction will provide us with cash that we can use for new investment activities which should contribute positively to our earnings; however, those investments may not fully replace the earnings contributed by LNR (see Note 6 to the Consolidated Financial Statements).

We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions. It is also not possible for us to predict whether improving economic trends will continue or to quantify the impact of these or other trends on our financial results. If we fail to repay our obligations as they become due, it would be an event of default under the relevant debt instruments, which could result in a cross-default and acceleration of our other outstanding debt obligations, all of which would have a material adverse effect on our business.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of December 31, 2012 (see Note 8 of the Notes to the Consolidated Financial Statements).

	Amounts Due By Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	6 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$2,393,630	$—	$46,164	$2,347,466	$—	$—
Unsecured notes	1,787,745	545,254	306,366	636,125	300,000	—
Convertible notes	200,000	—	—	200,000	—	—
Secured term loans	264,432	—	—	—	253,119	11,313
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	$4,745,807	$545,254	$352,530	$3,183,591	$553,119	$111,313
Interest Payable(1)	1,196,133	277,420	481,413	354,996	57,806	24,498
Operating Lease Obligations	32,840	5,479	9,304	8,792	9,265	—
Total(2)	$5,974,780	$828,153	$843,247	$3,547,379	$620,190	$135,811

Explanatory Notes:
_______________________________________________________________________________

(1)	All variable-rate debt assumes a 30-day LIBOR rate of 0.21% (the 30-day LIBOR rate at December 31, 2012).

(2)
We also have issued letters of credit totaling $12.6 million in connection with five of our investments. See Unfunded Commitments below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

October 2012 Secured Credit Facility—On October 15, 2012, we entered into a $1.82 billion senior secured credit agreement due October 15, 2017 (the “October 2012 Secured Credit Facility”). The October 2012 Secured Credit Facility initially bore interest at a rate of LIBOR + 4.50%, with a 1.25% LIBOR floor, and was issued at 99.0% of par, however the interest rate was subsequently reduced to LIBOR + 3.50% with a 1.00% LIBOR floor when the credit facility was amended and restated (see Subsequent Events). Proceeds from the October 2012 Secured Credit Facility were used to refinance the remaining outstanding balances of our then existing 2011 Secured Credit Facilities.

Borrowings under the October 2012 Secured Credit Facility are collateralized by a first lien on a fixed pool of assets, with required minimum collateral coverage of not less than 125% of outstanding borrowings. If collateral coverage is less than 137.5% of outstanding borrowings, 100% of the proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the October 2012 Secured Credit Facility. For so long as collateral coverage is between 137.5% and 150% of outstanding borrowings, 50% of proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the October 2012 Secured Credit Facility and for so long as collateral coverage is greater than 150% of outstanding borrowings, we may retain all proceeds from principal repayments and sales of collateral. We retain proceeds from interest, rent, lease payments and fee income in all cases.

In connection with the October 2012 Secured Credit Facility transaction, we incurred $14.8 million in third party fees, of which $8.2 million was recognized in "Other expense" on our Consolidated Statements of Operations as it related to the portion of lenders from the original facility that modified their debt under the new facility. The remaining $6.6 million of fees were recorded in “Deferred expenses and other assets, net” in the Consolidated Balance Sheets as they related to the portion of lenders that were new to the facility.

The October 2012 Secured Credit Facility contains certain covenants relating to the collateral, among other matters, but does not contain corporate level financial covenants. For so long as we maintain our qualification as a REIT, we are permitted to distribute 100% of our REIT taxable income on an annual basis. In addition, we may distribute to our stockholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, that are not collateral securing the borrowings under the October 2012 Secured Credit Facility. Except for the distribution of real estate assets described in the preceding sentence, we may not pay common dividends if we cease to qualify as a REIT.

Through December 31, 2012, we have made cumulative amortization repayments of $65.5 million on the October 2012 Secured Credit Facility, which exceeds all required amortization payments through March 2016. Repayments of the October 2012 Secured Credit Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $1.2 million for the year ended December 31, 2012 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. See Subsequent Events below for details on the refinancing of the October 2012 Secured Credit Facility in February 2013.

March 2012 Secured Credit Facilities—In March 2012, we entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "March 2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the March 2012 Secured Credit Facilities were used to repurchase and repay at maturity $606.7 million aggregate principal amount of our convertible notes due October 2012, to fully repay our $244.0 million balance on our unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of our 5.50% senior unsecured notes.

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. The 2012 Tranche A-1 Facility requires amortization payments of $41.0 million to be made every six months beginning December 31, 2012. After the 2012 Tranche A-1 Facility is repaid, proceeds from principal repayments and sales of collateral will be used to amortize the 2012 Tranche A-2 Facility. We may make optional prepayments on each tranche of term loans, subject to prepayment fees.

Through December 31, 2012, we have made cumulative amortization repayments of $240.8 million on the 2012 Tranche A-1 Facility, which exceeds all required amortization payments through December 31, 2014. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $8.1 million for the year ended December 31, 2012 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

2011 Secured Credit Facilities—In March 2011, we entered into a $2.95 billion senior secured credit agreement providing for two tranches of term loans: a $1.50 billion 2011 A-1 tranche due June 2013, which bore interest at a rate of LIBOR + 3.75% (the "2011 Tranche A-1 Facility"), and a $1.45 billion 2011 A-2 tranche due June 2014, which bore interest at a rate of LIBOR + 5.75% (the "2011 Tranche A-2 Facility," together the "2011 Secured Credit Facilities"). The 2011 A-1 and A-2 tranches were issued at 99.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. The 2011 Secured Credit Facilities were collateralized by a first lien on a fixed pool of assets.

The 2011 Secured Credit Facilities were refinanced by the October 2012 Secured Credit Facility. Prior to refinancing, we have made cumulative amortization repayments of $1.07 billion on the 2011 Secured Credit Facilities which resulted in losses on early extinguishment of debt of $4.5 million and $12.0 million for the years ended December 31, 2012 and 2011, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

At the time of the refinancing, we had $21.2 million of unamortized discounts and financing fees related to the 2011 Secured Credit Facilities. In connection with the refinancing, we recorded a loss on early extinguishment of debt of $12.1 million, related primarily to the portion of lenders in the original facility that did not participate in the new facility. The remaining $9.0 million of unamortized fees and discounts will continue to be amortized to interest expense over the remaining term of the October 2012 Secured Credit Facility.

Secured Term Loans—In October 2012, we entered into a $28.0 million secured term loan maturing in November 2019, bearing interest at a rate of LIBOR + 2.00%. Simultaneously with the financing, we entered into an interest rate swap to exchange our variable rate on the loan for a fixed interest rate (see Note 10 of the Notes to the Consolidated Financial Statements).

In September 2012, we refinanced two secured term loans with an aggregate outstanding principal balance of $53.3 million, bearing interest at rates of 5.3% and 8.2% and maturing in January 2013 with a new $54.5 million secured term loan. The new loan bears interest at 4.851%, matures in October 2022 and is collateralized by the same net lease asset as the original term loan. In connection with the refinancing, we recorded a loss on early extinguishment of debt of $0.5 million in our Consolidated Statements of Operations for the year ended December 31, 2012.

In addition, during the year ended December 31, 2012, in conjunction with the sale of a portfolio of 12 net lease assets, we repaid the $50.8 million outstanding balances of our LIBOR + 4.50% secured term loans due in 2014 and terminated the related interest rate swaps associated with the loans (see Note 10 of the Notes to the Consolidated Financial Statements).

Unsecured Credit Facility—During the year ended December 31, 2012, we repaid the $243.7 million remaining principal balance of our LIBOR + 0.85% unsecured credit facility due June 2012. In connection with the repayments, we recorded a loss on early extinguishment of debt of $0.2 million.

Unsecured Notes—In November 2012, we issued $300.0 million aggregate principal of 7.125% senior unsecured notes due February 2018 and issued $200.0 million aggregate principal of 3.00% convertible senior unsecured notes due November 2016. Proceeds from these transactions were used to repay the entire $67.1 million of our 6.5% senior unsecured notes due December 2013 and to repay $404.9 million of our 8.625% senior unsecured notes due June 2013. In connection with these repurchases, we paid a $14.9 million prepayment penalty which was reflected in "Gain (loss) on early extinguishment of debt, net" for the year ended December 31, 2012.

In May 2012, we issued $275.0 million aggregate principal of 9.0% senior unsecured notes due June 2017 that were sold at 98.012% of their principal amount. We used the net proceeds to repay unsecured senior notes due in 2012.

During the year ended December 31, 2012, we repaid, upon maturity, the $460.7 million outstanding principal balance of our LIBOR + 0.50% senior unsecured convertible notes, the $169.7 million outstanding principal balance of our 5.15% senior unsecured notes and the $90.3 million outstanding principal balance of our 5.50% senior unsecured notes. In addition, we repurchased $420.4 million par value of senior unsecured notes with various maturities ranging from March 2012 to October 2012. In connection with these repurchases, we recorded aggregate gains on early extinguishment of debt of $3.2 million, for the year ended December 31, 2012.

Unencumbered/Encumbered Assets—As of December 31, 2012, the carrying value of our unencumbered and encumbered assets by asset type are as follows ($ in thousands):

	As of December 31,
	2012		2011
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,794,198	$1,004,825	$1,533,579	$1,414,332
Real estate available and held for sale	141,673	494,192	177,092	500,366
Loans receivable, net(1)	1,197,373	665,712	1,780,591	1,153,671
Other investments	43,545	355,298	37,957	419,878
Cash and other assets	—	487,073	—	573,871
Total	$3,176,789	$3,007,100	$3,529,219	$4,062,118

Explanatory Note:
_______________________________________________________________________________

(1)	As of December 31, 2012 and 2011, the amounts presented exclude general reserves for loan losses of $33.1 million and $73.5 million, respectively.

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

Our March 2012 Secured Credit Facilities and October 2012 Secured Credit Facility (as amended and restated by the New Credit Facility) are collectively defined as the "Secured Credit Facilities." Our Secured Credit Facilities contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the Secured Credit Facilities permit us to distribute 100% of our REIT taxable income on an annual basis and the October 2012 Secured Credit Facility permits us to distribute to our shareholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, so long as such assets are not collateral for the October 2012 Secured Credit Facility. We may not pay common dividends if we cease to qualify as a REIT (except that the October 2012 Secured Credit Facility permits us to distribute certain real estate assets as described in the preceding sentence).

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

Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate hedges or other instruments to manage interest rate risk exposure and foreign exchange hedges to manage our risk to changes in foreign currencies. The principal objectives of such hedges are to minimize the risks and/or costs associated with our operating and financial structure and to manage our exposure to foreign exchange rate movements (see Note 10 of the Notes to the Consolidated Financial Statements).

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2012, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$44,751	$36,318	$—	$81,069
Discretionary Fundings	102	—	—	102
Strategic investments	—	—	47,322	47,322
Total	$44,853	$36,318	$47,322	$128,493

Transactions with Related Parties—Glenn August previously served as a member of our Board of Directors until May 2012. Mr. August is the president and senior partner of Oak Hill Advisors, L.P.

•	During the year ended December 31, 2012, we redeemed our interests in four investments in Oak Hill related entities for $7.8 million of net cash proceeds.

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

We have an equity interest of approximately 24% in LNR Property Corporation ("LNR") and two of our executive officers serve on LNR's board of managers. As described below in Subsequent Events, we have entered into a definitive agreement to sell this interest.

Stock Repurchase Program—On May 15, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of our Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

During the year ended December 31, 2012, we repurchased 0.8 million shares of our outstanding Common Stock for approximately $4.6 million, at an average cost of $5.69 per share. As of December 31, 2012, we had $16.0 million of Common Stock available to repurchase under our Board authorized stock repurchase programs.

Subsequent Events—On January 24, 2013, we signed a definitive agreement to sell our 24% interest in LNR Property LLC, for approximately $220.0 million in net proceeds after closing costs and LNR management incentives. This transaction is expected to close during the second quarter of 2013, subject to customary closing conditions.

On February 11, 2013, we entered into a $1.71 billion senior secured credit facility due October 15, 2017 that amends and restates the October 2012 Secured Credit Facility. In connection with the repricing, we paid the original lenders a prepayment fee of approximately $17.1 million. The new facility amends the October 2012 Secured Credit Facility by (i) reducing the annual interest rate from LIBOR + 4.50%, with a 1.25% LIBOR floor to LIBOR + 3.50%, with a 1.00% LIBOR floor; and (ii) extending the call protection period for lenders from October 15, 2013 to December 31, 2013. All other terms of the credit facility remained the same.
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
During 2012, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:
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
The provisions for loan losses for the years ended December 31, 2012, 2011 and 2010 were $81.7 million, $46.4 million and $331.5 million, respectively. The total reserve for loan losses at December 31, 2012 and 2011, included asset specific reserves of $491.4 million and $573.1 million, respectively, and general reserves of $33.1 million and $73.5 million, respectively.
Acquisition of real estate—We generally acquire real estate assets through cash purchases or through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. When we acquire assets through foreclosure or deed in lieu of foreclosure, based on our strategic plan to realize the maximum value from the collateral received, these properties are classified as "Real estate, net" or "Real estate available and held for sale" on our Consolidated Balance Sheets. When we intend to hold, operate or develop the property for a period of at least 12 months, assets are classified as "Real estate, net," and when we intend to market these properties for sale in the near term, assets are classified as "Real estate available and held for sale." Assets classified as real estate are initially recorded at their estimated fair value and assets classified as assets held for sale are recorded at their estimated fair value less costs to sell. The excess of the carrying value of the loan over these amounts is charged-off against the reserve for loan losses. In both cases, upon acquisition, tangible and intangible assets and liabilities acquired are recorded at their estimated fair values.
During the years ended December 31, 2012, 2011 and 2010, we received titles to properties in satisfaction of senior mortgage loans with cumulative gross carrying values of $352.8 million, $617.8 million and $1.41 billion, respectively, for which those properties had served as collateral, and recorded charge-offs totaling $85.3 million, $115.3 million and $631.9 million, respectively, related to these loans.
Long-lived assets impairment test—Real estate assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Real estate held for sale" on our Consolidated Balance Sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge and included in "Income (loss) from discontinued operations" on the Consolidated Statements of Operations. Once the asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results are reclassified to "Income (loss) from discontinued operations" on the Consolidated Statements of Operations.
We periodically review long-lived assets to be held and used for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. A held for use long-lived asset's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets are recorded in "Impairment of assets," on our Consolidated Statements of Operations.
During the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges on real estate assets of $35.4 million, $22.4 million and $25.2 million, respectively, due to changes in business strategy and market conditions, of which $22.6 million, $9.1 million and $9.6 million, respectively, were included in "Income (loss) from discontinued operations."
Identified intangible assets—We record intangible assets acquired at their estimated fair values separate and apart from goodwill. We determine whether such intangible assets have finite or indefinite lives. As of December 31, 2012, all such acquired intangible assets have finite lives. We amortize finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of assets" on our Consolidated Statements of Operations.
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
Based on our assessment of all factors, we determined that a valuation allowance of $40.8 million and $50.9 million was required on our deferred tax assets as of December 31, 2012 and 2011, respectively.
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
See Item 8—"Financial Statements and Supplementary Data—Note 14" for a complete discussion on how we determine fair value of financial and non-financial assets and financial liabilities and the related measurement techniques and estimates involved.
New Accounting Pronouncements
For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Item 8—"Financial Statements and Supplementary Data—Note 3."

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. Our operating results will depend in part on the difference between the interest and related income earned on our assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets will affect the spread between our floating rate assets and liabilities subject to the net amount of floating rate assets/liabilities and the impact of interest rate floors and caps. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us.
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
The following table quantifies the potential changes in net income should interest rates increase by 50 or 100 basis points and decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.21% as of December 31, 2012. Actual results could differ significantly from those estimated in the table.
Estimated Percentage Change In Net Income

Change in Interest Rates	Net Income(1)
-10 Basis Points	(0.23)%
Base Interest Rate	—
+ 50 Basis Points	1.16%
+ 100 Basis Points	2.37%

Explanatory Note:
_______________________________________________________________________________

(1)
We have an overall net variable-rate debt exposure. However, this is negated by interest rate floors that cause the debt to act as fixed rate until such time as market interest rates move above the floor minimums. As such, we are effectively in a net variable-rate asset exposure, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of December 31, 2012, $286.3 million of our floating rate loans have a cumulative weighted average interest rate floor of 3.26% and $2.39 billion of our floating rate debt has a cumulative weighted average interest rate floor of 1.25%.

Item 8.    Financial Statements and Supplemental Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Financial Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (collectively, the ''Company'') at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 1, 2013

    iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2012	2011
ASSETS
Real estate
Real estate, at cost	$3,226,648	$3,344,672
Less: accumulated depreciation	(427,625)	(396,761)
Real estate, net	$2,799,023	$2,947,911
Real estate available and held for sale	635,865	677,458
	$3,434,888	$3,625,369
Loans receivable, net	1,829,985	2,860,762
Other investments	398,843	457,835
Cash and cash equivalents	256,344	356,826
Restricted cash	36,778	32,630
Accrued interest and operating lease income receivable, net	15,226	20,208
Deferred operating lease income receivable	84,735	73,368
Deferred expenses and other assets, net	93,990	90,839
Total assets	$6,150,789	$7,517,837
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$132,460	$105,357
Debt obligations, net	4,691,494	5,837,540
Total liabilities	$4,823,954	$5,942,897
Commitments and contingencies	—	—
Redeemable noncontrolling interests	13,681	1,336
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 142,699 issued and 83,782 outstanding at December 31, 2012 and 140,028 issued and 81,920 outstanding at December 31, 2011	143	140
Additional paid-in capital	3,832,780	3,834,460
Retained earnings (deficit)	(2,360,647)	(2,078,397)
Accumulated other comprehensive income (loss) (see Note 11)	(1,185)	(328)
Treasury stock, at cost, $0.001 par value, 58,917 shares at December 31, 2012 and 58,108 shares at December 31, 2011	(241,969)	(237,341)
Total iStar Financial Inc. shareholders' equity	$1,238,944	$1,528,356
Noncontrolling interests	74,210	45,248
Total equity	$1,313,154	$1,573,604
Total liabilities and equity	$6,150,789	$7,517,837
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Operating lease income	$219,019	$198,478	$186,630
Interest income	133,410	226,871	364,094
Other income	48,043	39,720	50,733
Total revenues	$400,472	$465,069	$601,457
Costs and expenses:
Interest expense	$355,097	$342,186	$313,766
Real estate expense	151,827	138,943	121,399
Depreciation and amortization	69,350	58,662	57,220
General and administrative	80,856	105,039	109,526
Provision for loan losses	81,740	46,412	331,487
Impairment of assets	13,778	13,239	12,809
Other expense	17,266	11,070	16,055
Total costs and expenses	$769,914	$715,551	$962,262
Income (loss) before earnings from equity method investments and other items	$(369,442)	$(250,482)	$(360,805)
Gain (loss) on early extinguishment of debt, net	(37,816)	101,466	108,923
Earnings from equity method investments	103,009	95,091	51,908
Income (loss) from continuing operations before income taxes	$(304,249)	$(53,925)	$(199,974)
Income tax (expense) benefit	(8,445)	4,719	(7,023)
Income (loss) from continuing operations(1)	$(312,694)	$(49,206)	$(206,997)
Income (loss) from discontinued operations	(19,465)	(7,318)	16,821
Gain from discontinued operations	27,257	25,110	270,382
Income from sales of residential property	63,472	5,721	—
Net income (loss)	$(241,430)	$(25,693)	$80,206
Net (income) loss attributable to noncontrolling interests	1,500	3,629	(523)
Net income (loss) attributable to iStar Financial Inc.	$(239,930)	$(22,064)	$79,683
Preferred dividends	(42,320)	(42,320)	(42,320)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	9,253	1,997	(1,084)
Net income (loss) allocable to common shareholders	$(272,997)	$(62,387)	$36,279
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(3.35)	$(0.89)	$(2.60)
Diluted	$(3.35)	$(0.89)	$(2.60)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(3.26)	$(0.70)	$0.39
Diluted	$(3.26)	$(0.70)	$0.39
Weighted average number of common shares—basic	83,742	88,688	93,244
Weighted average number of common shares—diluted	83,742	88,688	93,244
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(633.94)	$(169.93)	$(493.33)
Diluted	$(633.94)	$(169.93)	$(493.33)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(616.87)	$(133.13)	$72.27
Diluted	$(616.87)	$(133.13)	$72.27
Weighted average number of HPU shares—basic and diluted	15	15	15

Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the years ended December 31, 2012, 2011 and 2010 was $(311.2) million, $(45.6) million and $(207.5) million, respectively. See Note 13 for details on the calculation of earnings per share.

(2)	HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program (see Note 11).

(3)
Participating Security holders are Company employees and directors who hold unvested restricted stock units, restricted stock awards and common stock equivalents granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (see Note 12 and Note 13).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(241,430)	$(25,693)	$80,206
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	—	—	(4,206)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(44)	(180)	(799)
Unrealized gains/(losses) on available-for-sale securities	278	391	445
Unrealized gains/(losses) on cash flow hedges	(1,335)	(1,191)	—
Unrealized gains/(losses) on cumulative translation adjustment	244	(957)	24
Other comprehensive income (loss)	$(857)	$(1,937)	$(4,536)
Comprehensive income (loss)	$(242,287)	$(27,630)	$75,670
Net (income) loss attributable to noncontrolling interests	1,500	3,629	(523)
Comprehensive income (loss) attributable to iStar Financial Inc.	$(240,787)	$(24,001)	$75,147

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$22	$9,800	$138	$3,791,972	$(2,051,376)	$6,145	$(151,016)	$50,433	$1,656,118
Dividends declared—preferred	—	—	—	—	(42,320)	—	—	—	(42,320)
Repurchase of stock	—	—	—	—	—	—	(7,476)	—	(7,476)
Issuance of stock/restricted stock amortization, net	—	—	—	17,099	—	—	—	—	17,099
Net income for the period(2)	—	—	—	—	79,683	—	—	534	80,217
Contributions from noncontrolling interests	—	—	—	—	—	—	—	159	159
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,602)	(4,602)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(4,536)	—	—	(4,536)
Balance at December 31, 2010	$22	$9,800	$138	$3,809,071	$(2,014,013)	$1,609	$(158,492)	$46,524	$1,694,659
Dividends declared—preferred	—	—	—	—	(42,320)	—	—	—	(42,320)
Issuance of stock/restricted stock amortization, net	—	—	2	25,389	—	—	—	—	25,391
Net loss for the period(2)	—	—	—	—	(22,064)	—	—	(3,603)	(25,667)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(1,937)	—	—	(1,937)
Repurchase of stock	—	—	—	—	—	—	(78,849)	—	(78,849)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,917	3,917
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,590)	(1,590)
Balance at December 31, 2011	$22	$9,800	$140	$3,834,460	$(2,078,397)	$(328)	$(237,341)	$45,248	$1,573,604

iStar Financial Inc.
Consolidated Statements of Changes in Equity (Continued)
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$22	$9,800	$140	$3,834,460	$(2,078,397)	$(328)	$(237,341)	$45,248	$1,573,604
Dividends declared—preferred	—	—	—	—	(42,320)	—	—	—	(42,320)
Repurchase of stock	—	—	—	—	—	—	(4,628)	—	(4,628)
Issuance of stock/restricted stock amortization, net	—	—	3	2,705	—	—	—	—	2,708
Net loss for the period(2)	—	—	—	—	(239,930)	—	—	(688)	(240,618)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(857)	—	—	(857)
Repurchase of convertible notes	—	—	—	(2,728)	—	—	—	—	(2,728)
Additional paid-in capital attributable to redeemable noncontrolling interest	—	—	—	(1,657)	—	—	—	—	(1,657)
Contributions from noncontrolling interests (3)	—	—	—	—	—	—	—	32,654	32,654
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,004)	(3,004)
Balance at December 31, 2012	$22	$9,800	$143	$3,832,780	$(2,360,647)	$(1,185)	$(241,969)	$74,210	$1,313,154

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)
For the years ended December 31, 2012, 2011 and 2010, net income (loss) shown above excludes $(812), $(26) and $(11), respectively, of net income (loss) attributable to redeemable noncontrolling interests.

(3)	Includes $27.3 million of land assets contributed by a noncontrolling partner (see Note 4).
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(241,430)	$(25,693)	$80,206
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	81,740	46,412	331,487
Impairment of assets	38,077	22,386	22,403
Depreciation and amortization	70,786	63,928	70,770
Payments for withholding taxes upon vesting of stock-based compensation	(12,589)	(6,273)	(639)
Non-cash expense for stock-based compensation	15,293	29,702	19,355
Amortization of discounts/premiums and deferred financing costs on debt	31,981	32,345	(18,926)
Amortization of discounts/premiums and deferred interest on loans	(47,279)	(62,194)	(102,261)
Earnings from equity method investments	(103,009)	(95,091)	(51,908)
Distributions from operations of equity method investments	105,586	85,766	32,651
Deferred operating lease income	(11,812)	(9,390)	(9,976)
Deferred income taxes	—	(13,729)	4,473
Income from sales of residential property	(63,472)	(5,721)	—
Gain from discontinued operations	(27,257)	(25,110)	(270,382)
(Gain) loss on early extinguishment of debt, net	22,405	(97,742)	(110,075)
Repayments and repurchases of debt - debt discount(1)	(74,712)	(5,748)	(1,461)
Other operating activities, net	9,427	6,492	9,749
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	1,337	4,793	14,259
Changes in deferred expenses and other assets, net	1,271	20,580	(1,781)
Changes in accounts payable, accrued expenses and other liabilities	11,725	5,710	(63,827)
Cash flows from operating activities	$(191,932)	$(28,577)	$(45,883)
Cash flows from investing activities:
Investment originations and fundings	$(57,353)	$(120,333)	$(456,678)
Capital expenditures on real estate assets	(83,070)	(64,169)	(42,863)
Contributions to unconsolidated entities	(10,640)	(41,820)	(23,520)
Repayments of and principal collections on loans	728,657	1,208,403	1,519,653
Net proceeds from sales of loans	56,998	95,859	700,098
Net proceeds from sales of real estate assets	562,705	215,930	1,823,181
Net proceeds from repayments and sales of securities	—	—	213,344
Distributions from unconsolidated entities	78,238	188,467	11,441
Changes in restricted cash held in connection with investing activities	(5,127)	(20,042)	(2,068)
Other investing activities, net	(3,361)	(1,038)	(3,765)
Cash flows from investing activities	$1,267,047	$1,461,257	$3,738,823
Cash flows from financing activities:
Borrowings under secured credit facilities	$2,652,265	$2,913,250	$36,294
Repayments under secured credit facilities	(2,681,112)	(1,489,970)	(36,812)
Repayments under unsecured credit facilities	(244,046)	(506,600)	—
Borrowings under secured term loans	82,500	124,575	—
Repayments under secured term loans	(111,260)	(1,684,231)	(2,132,899)
Borrowings under unsecured notes	764,029	—	—
Repayments under unsecured notes	(697,842)	(374,775)	(374,249)
Repurchases and redemptions of secured and unsecured notes	(873,873)	(408,678)	(857,346)
Payments for deferred financing costs	(21,662)	(35,545)	—
Preferred dividends paid	(42,320)	(42,320)	(42,320)
Purchase of treasury stock	(4,628)	(78,849)	(7,476)
Changes in restricted cash held in connection with debt obligations	—	199	12,064
Other financing activities, net	2,352	2,225	(9,963)
Cash flows from financing activities	$(1,175,597)	$(1,580,719)	$(3,412,707)
Changes in cash and cash equivalents	$(100,482)	$(148,039)	$280,233
Cash and cash equivalents at beginning of period	356,826	504,865	224,632
Cash and cash equivalents at end of period	$256,344	$356,826	$504,865

Explanatory Note:
_______________________________________________________________________________

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
Notes to Consolidated Financial Statements

Note 1—Business and Organization

Business—iStar Financial Inc., or the "Company," is a fully-integrated finance and investment company focused on the commercial real estate industry. The Company provides custom-tailored investment capital to high-end private and corporate owners of real estate and invests directly across a range of real estate sectors. The Company, which is taxed as a real estate investment trust, or "REIT," has invested more than $35 billion over the past two decades. The Company's primary business segments are real estate finance, net leasing, operating properties and land.

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
The Company has revised the presentation of its Consolidated Financial Statements to provide financial information that management believes better reflects the changes in its underlying business, including the types of investments the Company now holds. The Company has not changed any of its historically applied accounting policies, nor has it revised the aggregate amount of previously reported total assets, liabilities, equity, net income or classifications of cash flows as part of the new presentation.

As of December 31, 2012, assets that were previously presented in, “Net lease assets, net,” and “Real estate held for investment, net,” are now presented in “Real estate, net.” Assets that were presented in “Other real estate owned” and "Assets held for sale" are now presented in “Real estate available and held for sale.”

On the Consolidated Statements of Operations, lease income related to what was previously classified as “Real estate held for investment, net” and was previously presented in “Other income,” is now presented as “Operating lease income.” Additionally, tenant expense recoveries that were previously presented in “Operating costs-net lease assets” and “Other income” are now presented in “Operating lease income.” In addition, subject to certain changes mentioned above, costs previously presented as “Operating costs-net lease asset,” and “Operating costs-REHI and OREO,” are now presented in “Real estate expense.”

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

Consolidated VIEs—As of December 31, 2012, the Company consolidated five VIEs for which the Company is considered the primary beneficiary. None of these entities had debt as of December 31, 2012 and 2011. The assets and liabilities of the Company's consolidated VIEs are included in the Company's Consolidated Balance Sheets. The Company's total unfunded commitments related to consolidated VIEs is $67.0 million as of December 31, 2012.

Unconsolidated VIEs—As of December 31, 2012, 27 of the Company's other investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of December 31, 2012, the Company's maximum exposure to loss from these investments does not exceed the sum of the $153.1 million carrying value of the investments and $8.5 million of related unfunded commitments.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies

Real estate—Real estate assets are recorded at cost less accumulated depreciation and amortization, as follows:
Capitalization and depreciation— Certain improvements and replacements are capitalized when they extend the useful life of the asset. Qualified development and construction costs, including interest and certain other carrying costs incurred during the construction and/or renovation periods are also capitalized and charged to operations through depreciation over the asset's estimated useful life. The Company ceases capitalization on the portions substantially completed and capitalizes only those costs associated with the portions under development. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over the shorter of estimated useful lives or 40 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.
Purchase price allocation—The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of above-market or below-market, in-place leases and the value of customer relationships, which are each recorded at their estimated fair values and included in “Real estate, net” on the Company's Consolidated Balance Sheets. The capitalized above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company also engages in sale/leaseback transactions and typically executes leases with the occupant simultaneously with the purchase of the net lease asset at market-rate rents. As such, no above-market or below-market lease value is ascribed to these transactions.
Impairments—The Company periodically reviews long-lived assets to be held and used for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets that are not held for sale are recorded in "Impairment of assets" on the Company's Consolidated Statements of Operations.
Real estate available and held for sale—The Company reports real estate assets to be disposed of at the lower of their carrying amount or estimated fair value less costs to sell and classifies them as “Real estate available and held for sale” on the Company's Consolidated Balance Sheets. If a triggering event occurs and the estimated fair value less costs to sell is less than the carrying value, the difference will be recorded as an impairment charge and included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations. Once a real estate asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results, including impairments, are reclassified to "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.
If circumstances arise that were previously considered unlikely and, as a result the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used and included in "Real estate, net" on the Company's Consolidated Balance Sheets. The Company measures and records a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the estimated fair value at the date of the subsequent decision not to sell.
The Company reports residential property units to be disposed of at the lower of their carrying amount or estimated fair value less costs to sell and classifies them as “Real estate available and held for sale” on the Company's Consolidated Balance Sheets. If the estimated fair value less costs to sell is less than the carrying value, the difference will be recorded as an impairment charge and included in “Impairment of assets” on the Company's Consolidated Statements of Operations. The net carrying costs for residential property units are recorded in “Real estate expense” on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Dispositions—Sales and the associated gains or losses on real estate assets, including developed condominiums, are recognized in accordance with ASC 360-20, Real Estate Sales. Sales and the associated gains for individual condominium units are recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. The Company uses the relative sales value method to allocate costs. Gains on sales of net lease assets or commercial operating properties are recorded in “Gains from discontinued operations” and profits on sales of residential property units are included in "Income from sales of residential property" on the Company's Consolidated Statements of Operations.
Loans receivable, net—Loans receivable, net includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of its loans to be held-for-investment, although certain investments may be classified as held-for-sale.
Loans classified as held-for-investment are reported at their outstanding unpaid principal balance, and include unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These loans also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected.
Loans receivable designated for sale are classified as held-for-sale and are carried at lower of amortized historical cost or estimated fair value. The amount by which carrying value exceeds fair value is recorded as a valuation allowance. Subsequent changes in the valuation allowance are included in the determination of net income (loss) in the period in which the change occurs.
The Company acquires properties through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Based on the Company's strategic plan to realize the maximum value from the collateral received, property is classified as "Real estate, net" or "Real estate available and held for sale" at its estimated fair value when title to the property is obtained. Any excess of the carrying value of the loan over the estimated fair value of the property (less costs to sell for assets held for sale) is charged-off against the reserve for loan losses as of the date of foreclosure.
Equity and cost method investments—Equity interests are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of an investee. This is generally presumed to exist when ownership interest is between 20% and 50% of a corporation, or greater than 5% of a limited partnership or certain limited liability companies. The Company's periodic share of earnings and losses in equity method investees is included in "Earnings from equity method investments" on the Consolidated Statements of Operations. When the Company's ownership position is too small to provide such influence, the cost method is used to account for the equity interest. Equity and cost method investments are included in "Other investments" on the Company's Consolidated Balance Sheets.
The Company periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. The Company will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and the Company determines the impairment is other-than-temporary. Impairment charges are recorded in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations.
Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.
Restricted cash—Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, loans, leasing, land development and derivative transactions.
Consolidation-Variable interest entities—The Company evaluated its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision making powers, their impact on the VIE's economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

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
Deferred expenses—Deferred expenses include leasing costs and financing fees. Leasing costs include brokerage, legal and other costs which are amortized over the life of the respective leases. External fees and costs incurred to obtain long-term financing have been deferred and are amortized over the term of the respective borrowing using the effective interest method or the straight line method, as appropriate. Amortization of leasing costs is included in "Depreciation and amortization" and amortization of deferred financing fees is included in "Interest expense" on the Company's Consolidated Statements of Operations.
Identified intangible assets—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of December 31, 2012, all such intangible assets acquired by the Company have finite lives and are included in "Real estate, net" on the Company's Consolidated Balance Sheets. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" on the Company's Consolidated Statements of Operations.
Revenue recognition—The Company's revenue recognition policies are as follows:
Operating lease income: The Company's leases have all been determined to be operating leases based on an analysis performed in accordance with ASC 840. Operating lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable," on the Company's Consolidated Balance Sheets.
The Company also recognizes revenue from certain tenant leases for reimbursements of all or a portion of operating expenses, including common area costs, insurance, utilities and real estate taxes of the respective property. This revenue is accrued in the same periods as the expense is incurred and is recorded as “Operating lease income” on the Company's Consolidated Statements of Operations. Revenue is also recorded from certain tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the defined threshold has been met for the period.
Management estimates losses inherent in the accrued operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date and incorporates an asset-specific component, as well as a general, formula-based reserve based on management's evaluation of the credit risks associated with these receivables. At December 31, 2012 and 2011, the total allowance for doubtful accounts was $5.6 million and $3.7 million, respectively.
Interest Income: Interest income on loans receivable is recognized on an accrual basis using the interest method.
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
The Company considers a loan to be non-performing and places loans on non-accrual status at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Company's judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value. Non-accrual loans are returned to accrual status when a loan has become contractually current and management believes all amounts contractually owed will be received.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Certain of the Company's loans contractually provide for accrual of interest at specified rates that differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.
Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received. Certain of the Company's loan investments provide for additional interest based on the borrower's operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon receipt of cash.
The Company holds certain loans initially acquired at a discount, for which it was probable, at acquisition, that all contractually required payments would not be received. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on these loans and recognizes income when cash is received.
Reserve for loan losses—The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Provision for loan losses" on the Company's Consolidated Statements of Operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company has one portfolio segment, represented by commercial real estate lending, whereby it utilizes a uniform process for determining its reserve for loan losses. The reserve for loan losses includes a general, formula-based component and an asset-specific component.
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
Gain or loss on debt extinguishments—The Company recognizes the difference between the reacquisition price of debt and the net carrying amount of extinguished debt currently in earnings. Such amounts may include prepayment penalties or the write-off of unamortized debt issuance costs, and are recorded in “Gain (loss) on early extinguishment of debt, net” on the Company's Consolidated Statements of Operations.

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
Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income, however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to shelter a portion of its operating cash flow from its dividend payout requirement under federal tax laws. In addition, the Company has made foreclosure elections for certain properties acquired through foreclosure which allows the Company to operate these properties within the REIT but subjects them to certain tax obligations. The carrying value of assets with foreclosure elections as of December 31, 2012 is $1.23 billion. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes. As of December 31, 2011, the Company had $423.9 million of net operating loss carryforwards at the corporate REIT level, which can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2031 if unused. The amount of net operating loss carryforwards as of December 31, 2012 will be subject to finalization of the 2012 tax returns. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" on the Company's Consolidated Statements of Operations.
The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRSs"), is engaged in various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments in equity affiliates, including LNR. As of December 31, 2012, $796.8 million of the Company's assets were owned by TRS entities. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities. The following represents the Company's TRS income tax expense ($ in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current tax expense	$8,445	$9,010	$2,550
Deferred tax expense (benefit)(1)	—	(13,729)	4,473
Total income tax expense (benefit)	$8,445	$(4,719)	$7,023

Explanatory Note:
_______________________________________________________________________________

(1)
During the year ended December 31, 2011, the Company sold its investment in Oak Hill Advisors L.P. (see Note 6) and recognized a deferred tax benefit resulting from the reversal of a deferred tax liability associated with the investment. See the table below for the Company's deferred tax assets and liabilities as of December 31, 2012 and 2011.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2012, the Company's TRS entities generated taxable income of $42.2 million which was partially offset by the utilization of net operating loss carryforwards, resulting in current tax expense of $8.4 million. During the year ended December 31, 2011, the Company's TRS entities generated taxable income of $75.8 million which was partially offset by the utilization of net operating loss carryforwards, resulting in current tax expense of $9.0 million. The Company's TRS taxable income for the year ended December 31, 2011 included the gain on the Company's sale of its investment in Oak Hill Advisors L.P. (see Note 6).
Total cash paid for taxes for the years ended December 31, 2012, 2011 and 2010, was $5.5 million, $8.5 million and $7.3 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that valuation allowances of $40.8 million and $50.9 million were required on the net deferred tax assets as of December 31, 2012 and 2011, respectively. Changes in estimate of deferred tax asset realizability, if any are included in "Income tax (expense) benefit" on the Consolidated Statements of Operations.
Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of December 31,
	2012	2011
Deferred tax assets(1)	$40,800	$50,889
Valuation allowance	(40,800)	(50,889)
Net deferred tax assets (liabilities)	$—	$—

Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of December 31, 2012, include real estate basis differences of $31.2 million, net operating loss carryforwards of $10.8 million and investment basis differences of $(1.2) million. Deferred tax assets as of December 31, 2011, include real estate basis differences of $30.8 million, net operating loss carryforwards of $22.8 million and investment basis differences of $(0.6) million.

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
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed a ("Participating Security") and are included in the computation of earnings per share pursuant to the two-class method. The Company's unvested restricted stock units and restricted stock awards with rights to dividends and common stock equivalents issued under its Long-Term Incentive Plans are considered participating securities and have been included in the two-class method when calculating EPS.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

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

In February 2013, the FASB issued ASU 2013-12, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This guidance is the culmination of the board's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company will adopt this ASU beginning with the reporting period ending March 31, 2013.

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU is a result of joint efforts by the FASB and IASB to develop a single, converged framework on how to measure fair value and what disclosures to provide about fair value measurements. This ASU is largely consistent with existing fair value measurement principles of U.S. GAAP, however, it expands existing disclosure requirements for fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011 and applied prospectively. The Company adopted this ASU beginning with the reporting period ended March 31, 2012, as required. Adoption of this guidance resulted in expanded disclosures on fair value measurements, included in Note 14, but did not have an impact on the Company's measurements of fair value.

Note 4—Real estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease Assets	Operating Properties	Land	Total
As of December 31, 2012
Land and land improvements	$344,239	$132,028	$786,114	$1,262,381
Buildings and improvements	1,295,081	669,186	—	1,964,267
Less: accumulated depreciation and amortization	(315,699)	(109,634)	(2,292)	(427,625)
Real estate, net	$1,323,621	$691,580	$783,822	$2,799,023
Real estate available and held for sale	—	454,587	181,278	635,865
Total real estate	$1,323,621	$1,146,167	$965,100	$3,434,888
As of December 31, 2011
Land and land improvements	$378,458	$84,010	$851,272	$1,313,740
Buildings and improvements	1,394,691	636,241	—	2,030,932
Less: accumulated depreciation and amortization	(302,851)	(90,383)	(3,527)	(396,761)
Real estate, net	$1,470,298	$629,868	$847,745	$2,947,911
Real estate available and held for sale	—	551,998	125,460	677,458
Total real estate	$1,470,298	$1,181,866	$973,205	$3,625,369

Real estate available and held for sale—As of December 31, 2012 and 2011, the Company had $374.1 million and $419.0 million, respectively, of residential properties available for sale in its operating properties portfolio. The Company is actively

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

marketing and selling condominium units in these projects. During the years ended December 31, 2012 and 2011, the Company sold condominium units for total net proceeds of $319.3 million and $154.0 million, respectively, and recorded income from sales of residential properties totaling $63.5 million and $5.7 million, respectively.

Real estate assets held for sale included $181.3 million of land assets and $80.5 million of commercial operating properties as of December 31, 2012 and $125.5 million of land assets and $133.0 million of commercial operating properties as of December 31, 2011. During the year ended December 31, 2012, the Company had a change in its business plans to sell two commercial operating properties previously considered held for sale. As of December 31, 2012, the carrying amount of these assets was $49.8 million and was recorded in Real Estate, net. The assets were reclassified at their carrying value prior to classification as held for sale and adjusted for depreciation expense during the held for sale period, which was lower than the assets fair value at the time of the change in plans to sell. In connection with the reclassification of these assets to held and used, the Company reclassified their results of operations for each of the periods presented, as follows:

	For the Years Ended December 31,
	2012	2011	2010
Other income	$21,148	$21,663	$22,751
Real estate expenses	$(22,603)	$(24,297)	$(25,612)

Acquisitions—During the year ended December 31, 2012, the Company acquired title to properties previously serving as collateral on its loan receivables with a total fair value of $269.1 million at the time of foreclosure (see Note 5). These properties included $172.4 million of residential operating properties, $63.4 million of commercial operating properties and $33.3 million of land assets.

During the year ended December 31, 2012, the Company also acquired land and other assets with a fair value of $27.3 million from a third party to form a new venture related to one of the Company's commercial operating properties. The third party contributed land into the venture in a non-cash exchange for a non-controlling interest and the Company continues to consolidate the subsidiary. In conjunction with the formation of this new venture, the venture contributed land with a recorded value of $11.6 million in a non-cash exchange for a 40% noncontrolling equity interest in a separate new venture. The Company did not recognize any gains or losses associated with these transactions.

In addition, during 2012, the Company acquired land and other assets with a fair value of $11.5 million from a third party to form a new strategic venture related to one of the Company's active land development projects. The third party contributed land into the venture in a non-cash exchange for a non-controlling interest and the Company continues to consolidate the subsidiary. The Company did not recognize any gains or losses associated with the transaction. Based upon certain rights held by the minority partner in this land venture that provide it with an option to redeem its interest at fair value after seven years, the Company has reflected the partner's non-controlling interest in this venture as a redeemable non-controlling interest within its Consolidated Balance Sheet at December 31, 2012. As it is probable that the interest will become redeemable, subsequent changes in fair value are being accreted over the seven year period from the date of issuance to the earliest redemption date using the interest method. As of December 31, 2012, the estimated redemption value of the redeemable non-controlling interest is $17.9 million.

During the year ended December 31, 2011, the Company acquired title to properties previously serving as collateral on its loan receivables with a total fair value of $502.5 million at the time of foreclosure (see Note 5). These properties included $61.8 million of residential operating properties, $258.8 million of commercial operating properties and $181.9 million of land assets.

Dispositions—During the year ended December 31, 2012, the Company sold a portfolio of 12 net lease assets with an aggregate carrying value of $105.7 million and recorded a gain of $24.9 million resulting from the transaction. Certain of the properties were subject to secured term loans with a remaining principal balance of $50.8 million that were repaid in full at closing (see Note 8). In addition to this portfolio sale, during 2012, the Company sold net lease assets with a carrying value of $9.8 million, resulting in a net gain of $2.4 million. During the year ended December 31, 2012, the Company sold commercial operating properties with an aggregate carrying value of $29.3 million and land assets with a carrying value of $72.1 million for proceeds that approximated carrying value.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2011, the Company sold net lease assets with carrying values of $34.1 million, resulting in a net gain of $3.2 million. During 2011, the Company also sold commercial operating properties with an aggregate carrying value of $17.9 million and land assets with a carrying value of $9.5 million for proceeds that approximated carrying value.
During the year ended December 31, 2010, the Company completed the sale of a portfolio of 32 net lease assets to a single purchaser for a gross purchase price of $1.35 billion that resulted in a net gain of $250.3 million. The aggregate carrying value of the portfolio of assets was $1.05 billion. At the time of sale, the Company had reduced its gain on sale and recorded a liability based upon certain contingent obligations that have now been fully resolved. Upon resolution of this liability in 2011, the Company realized $22.2 million of the gain previously deferred and recorded the gain in “Gain from discontinued operations” on the Company's Consolidated Statements of Operations for the year ended December 31, 2011. As part of the purchaser's financing for the transaction, the Company provided the purchaser with $105.6 million of mezzanine loans, which have been fully repaid as of December 31, 2012.
In addition to the sale of the portfolio of assets noted above, during the year ended December 31, 2010, the Company sold net lease assets with carrying values of $119.7 million, which resulted in gains of $20.1 million. During 2010, the Company also sold commercial operating properties with a carrying value of $180.6 million and land assets with a carrying value of $3.1 million for proceeds that approximated carrying value.
Discontinued Operations—The following table summarizes income from discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively ($ in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$5,561	$16,512	$88,536
Total expenses	(2,450)	(14,683)	(62,143)
Impairment of assets	(22,576)	(9,147)	(9,572)
Income (loss) from discontinued operations	$(19,465)	$(7,318)	$16,821

Impairments—During the years ended December 31, 2012, 2011 and 2010 the Company recorded impairments on real estate assets totaling $35.4 million, $22.4 million and $25.2 million. Of these amounts, $22.6 million, $9.1 million and $9.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, have been reclassified to discontinued operations due to the assets being sold or classified as held for sale as of December 31, 2012 (see above).

Intangible assets—As of December 31, 2012, 2011 and 2010, the Company had $59.9 million and $53.6 million, respectively, of unamortized finite lived intangible assets primarily related to the acquisition of real estate assets. The total amortization expense for these intangible assets was $10.6 million, $11.0 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated aggregate amortization costs for each of the five succeeding fiscal years are as follows ($ in thousands):

2013	$11,534
2014	$9,221
2015	$7,589
2016	$6,770
2017	$5,721

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Future Minimum Operating Lease Payments—Future minimum operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2012, are as follows ($ in thousands):

Year	Net Lease Assets	Operating Properties
2013	$126,777	$54,590
2014	$129,622	$53,516
2015	$130,871	$48,925
2016	$128,347	$46,426
2017	$121,533	$43,754

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements for the years ended December 31, 2012, 2011 and 2010 were $30.9 million, $29.4 million and $33.2 million, respectively, and are included in “Operating lease income” on the Company's Consolidated Statements of Operations.

Note 5—Loans Receivable, net

The following is a summary of the Company's loans receivable by class ($ in thousands):

	As of December 31,
Type of Investment	2012	2011
Senior mortgages	$1,751,256	$2,801,213
Subordinate mortgages	152,737	211,491
Corporate/Partnership loans	450,491	478,892
Total gross carrying value of loans(1)	$2,354,484	$3,491,596
Reserves for loan losses	(524,499)	(646,624)
Total carrying value of loans	$1,829,985	$2,844,972
Other lending investments—securities	—	15,790
Total loans receivable, net	$1,829,985	$2,860,762

Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of December 31, 2012 and 2011, was $2.36 billion and $3.50 billion, respectively, which consists of total gross carrying value of loans plus accrued interest of $9.8 million and $13.3 million, for the same two periods, respectively.

During the year ended December 31, 2012, the Company originated and funded $39.6 million of loans and received principal repayments of $710.7 million. During the same period, the Company sold loans with a total carrying value of $53.9 million, for which it recognized charge-offs of $3.3 million and also recorded income of $6.4 million in "Other income" on the Company's Consolidated Statements of Operations.

During the year ended December 31, 2012, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a gross carrying value of $352.8 million, for which the properties had served as collateral, and recorded charge-offs totaling $85.3 million related to these loans. These properties were recorded as "Real estate, net" or "Real estate available and held for sale" on the Company's Consolidated Balance Sheets (see Note 4).

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Reserve for loan losses at beginning of period	$646,624	$814,625	$1,417,949
Provision for loan losses	81,740	46,412	331,487
Charge-offs	(203,865)	(214,413)	(934,811)
Reserve for loan losses at end of period	$524,499	$646,624	$814,625

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of December 31, 2012
Loans	$1,095,957	$1,210,077	$58,281	$2,364,315
Less: Reserve for loan losses	(472,058)	(33,100)	(19,341)	(524,499)
Total	$623,899	$1,176,977	$38,940	$1,839,816
As of December 31, 2011
Loans	$1,525,337	$1,919,876	$59,648	$3,504,861
Less: Reserve for loan losses	(554,131)	(73,500)	(18,993)	(646,624)
Total	$971,206	$1,846,376	$40,655	$2,858,237

Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $4.0 million and a net premium of $0.1 million as of December 31, 2012 and 2011, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $3.8 million and $0.2 million as of December 31, 2012 and 2011, respectively.

(3)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.1 million and a net discount of $15.0 million as of December 31, 2012 and 2011, respectively. These loans had cumulative principal balances of $58.8 million and $74.5 million, as of December 31, 2012 and 2011, respectively.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	December 31, 2012		December 31, 2011
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$840,593	2.75	$1,514,016	3.19
Subordinate mortgages	99,698	2.27	190,342	3.36
Corporate/Partnership loans	444,772	3.69	472,178	3.61
Total	$1,385,063	3.01	$2,176,536	3.29

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days	Total Past Due	Total
Senior mortgages	$862,082	$62,768	$830,906	$893,674	$1,755,756
Subordinate mortgages	99,698	—	53,979	53,979	153,677
Corporate/Partnership loans	444,772	—	10,110	10,110	454,882
Total	$1,406,552	$62,768	$894,995	$957,763	$2,364,315

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of December 31, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$108,077	$107,850	$—	$219,488	$218,612	$—
Corporate/Partnership loans	10,110	10,160	—	10,110	10,160	—
Subtotal	$118,187	$118,010	$—	$229,598	$228,772	$—
With an allowance recorded:
Senior mortgages	$918,975	$918,496	$(442,760)	$1,268,962	$1,263,195	$(540,670)
Subordinate mortgages	53,979	53,679	(39,579)	22,480	22,558	(22,480)
Corporate/Partnership loans	63,096	63,246	(9,060)	62,591	62,845	(9,974)
Subtotal	$1,036,050	$1,035,421	$(491,399)	$1,354,033	$1,348,598	$(573,124)
Total:
Senior mortgages	$1,027,052	$1,026,346	$(442,760)	$1,488,450	$1,481,807	$(540,670)
Subordinate mortgages	53,979	53,679	(39,579)	22,480	22,558	(22,480)
Corporate/Partnership loans	73,206	73,406	(9,060)	72,701	73,005	(9,974)
Total	$1,154,237	$1,153,431	$(491,399)	$1,583,631	$1,577,370	$(573,124)

Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of December 31, 2012 and 2011, certain loans modified through troubled debt restructurings with a recorded investment of $175.0 million and $255.3 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Years Ended December 31,
	2012		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$162,093	$2,765	$309,079	$31,799	$659,150	$20,472
Subordinate mortgages	—	—	—	—	1,404	87
Corporate/Partnership loans	10,110	160	10,110	680	27,526	1,868
Subtotal	$172,203	$2,925	$319,189	$32,479	$688,080	$22,427
With an allowance recorded:
Senior mortgages	$1,064,045	$3,865	$1,608,486	$7,187	$2,411,735	$5,183
Subordinate mortgages	52,208	—	19,477	—	77,125	107
Corporate/Partnership loans	62,248	312	66,087	332	65,118	—
Subtotal	$1,178,501	$4,177	$1,694,050	$7,519	$2,553,978	$5,290
Total:
Senior mortgages	$1,226,138	$6,630	$1,917,565	$38,986	$3,070,885	$25,655
Subordinate mortgages	52,208	—	19,477	—	78,529	194
Corporate/Partnership loans	72,358	472	76,197	1,012	92,644	1,868
Total	$1,350,704	$7,102	$2,013,239	$39,998	$3,242,058	$27,717

During the year ended December 31, 2011, the Company recorded interest income of $26.3 million related to the resolution of certain non-performing loans. Interest income was not previously recorded while the loans were on non-accrual status.

Troubled Debt Restructurings—During the years ended December 31, 2012 and 2011, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Years Ended December 31,
	2012			2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	8	$319,667	$272,753	7	$191,158	$190,893

Troubled debt restructurings that subsequently defaulted during the period were as follows ($ in thousands):

	For the Years Ended December 31,
	2012		2011
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Senior mortgages	1	$18,511	1	$28,005

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Troubled debt restructurings that occurred during the year ended December 31, 2012 included the modifications of performing loans with a combined recorded investment of $64.1 million. The modified terms of these loans granted maturity extensions ranging from one year to three years and included conditional extension options in certain cases dependent on borrower-specific performance hurdles. In each case, the Company believes the borrowers can perform under the modified terms of the loans and continues to classify these loans as performing.

Non-performing loans with a combined recorded investment of $255.6 million were also modified during the year ended December 31, 2012 and continued to be classified as non-performing subsequent to modification. Included in this balance was a loan with a recorded investment of $181.5 million prior to modification, for which the Company agreed to reduce the outstanding principal balance and recorded charge-offs totaling $45.5 million, and also reduce the loan's interest rate. The remaining non-performing loans were granted maturity extensions ranging from one month to seven months and the interest rate was reduced on one loan.

Troubled debt restructurings that occurred during the year ended December 31, 2011 included the modifications of performing loans with a combined recorded investment of $129.2 million. The modified terms of these loans granted maturity extensions ranging from three months to five years and included conditional extension options in certain cases dependent on borrower-specific performance hurdles. The Company reduced the rate on loans with a combined recorded investment of $59.5 million from a combined weighted average rate of 6.2% to 4.1%. In each case, the Company believed the borrowers could perform under the modified terms of the loans and classified these loans as performing after the modification. One of these loans subsequently defaulted.

Non-performing loans with a combined recorded investment of $62.0 million were also modified during the year ended December 31, 2011 and continued to be classified as non-performing subsequent to modification. Included in this balance was a loan with a recorded investment of $46.1 million, for which the Company granted a maturity extension of six months while also reducing the loan's interest rate. The Company also extended a discounted payoff option on another loan that was classified as non-performing.

Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of December 31, 2012, the Company had $21.6 million of unfunded commitments associated with modified loans considered troubled debt restructurings.

Note 6—Other Investments

The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value as of December 31,		Equity in earnings for the years ended December 31,
	2012	2011	2012	2011	2010
LNR	$205,773	$159,764	$60,669	$53,861	$1,797
Madison Funds	56,547	103,305	10,246	3,641	9,717
Oak Hill Funds	29,840	56,817	5,844	1,918	11,613
Real estate equity investments	47,619	69,100	21,636	(5,273)	2,522
Other equity method investments(1)	47,939	56,849	4,614	40,944	26,259
Total equity method investments	$387,718	$445,835	$103,009	$95,091	$51,908
Other	11,125	12,000
Total other investments	$398,843	$457,835

Explanatory Note:
_______________________________________________________________________________

(1)
For the years ended December 31, 2011 and 2010, amounts include $38.4 million and $22.4 million, respectively, of earnings related to Oak Hill Advisors, L.P. and related entities that were sold in October 2011.

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

Subsequent to year end, the Company signed a definitive agreement to sell its interest in LNR (see Note 17—Subsequent Events for further details).

The following table represents the latest available investee level summarized financial information for LNR ($ in thousands)(1):

	For the Years Ended September 30,		For the period July 29 to September 30,
	2012	2011	2010
Income Statements
Total revenue(2)	$332,902	$327,032	$40,022
Income tax expense (benefit)(3)	$6,731	$(76,558)	$685
Net income attributable to LNR	$253,039	$225,190	$7,495
iStar's ownership percentage	24%	24%	24%
iStar's equity in earnings from LNR	$60,669	$53,861	$1,797

	As of September 30,
	2012	2011
Balance Sheets
Total assets(2)	$1,384,337	$1,288,923
Total debt(2)	$398,912	$469,631
Total liabilities(2)	$517,088	$576,835
Noncontrolling interests	$1,560	$39,940
LNR Property LLC equity	$865,689	$672,147
iStar's ownership percentage	24%	24%
iStar's equity in LNR	$205,773	$159,764

Explanatory Notes:
_______________________________________________________________________________

(1)
The Company records its investment in LNR on a one quarter lag, therefore, amounts in the Company's financial statements for the year ended December 31, 2012 and 2011 are based on balances and results from LNR for the years ended September 30, 2012 and 2011. LNR was acquired in July of 2010, therefore results for the year ended December 31, 2010 are based on balances from LNR for the period July 29, 2010 to September 30, 2010.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been excluded from the amounts presented above. As of September 30, 2012 and 2011, the assets of these trusts, which aggregated approximately $97.52 billion and $126.66 billion, respectively, were the sole source of repayment of the related liabilities, which aggregated approximately $97.21 billion and $126.64 billion, respectively, and are non-recourse to LNR and its equity holders, including the Company. In addition, total revenue presented above includes $95.4 million, $119.0 million and $16.8 million for the years ended September 30, 2012, 2011 and for the period July 29, 2010 to September 30, 2010, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

(3)	During the year ended December 31, 2011, LNR recorded an income tax benefit from the settlement of certain tax liabilities.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Madison Funds—As of December 31, 2012, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that all of these entities are variable interest entities and that an external member is the primary beneficiary.
Oak Hill Funds—As of December 31, 2012, the Company owned a 5.92% interest in OHA Strategic Credit Master Fund, L.P. ("OHASCF"). OHASCF was formed to acquire and manage a diverse portfolio of assets, investing in distressed, stressed and undervalued loans, bonds, equities and other investments.
Real estate equity investments—As of December 31, 2012, the Company's real estate equity investments included equity interests in real estate ventures ranging from 31% to 70%, comprised of investments of $16.4 million in net lease assets, $25.7 million in operating properties and $5.5 million in land assets. As of December 31, 2011, the Company's real estate equity investments included $16.3 million in net lease assets, $38.0 million in operating properties and $14.8 million in land assets. One of the Company's equity investments in operating properties represents a 33% interest in residential property units. During the year ended December 31, 2012, the Company's earnings from its interest in this property includes income from sales of residential units of $26.0 million.
Oak Hill Advisors—In October 2011, the Company sold a substantial portion of its interests in Oak Hill Advisors, L.P. and related entities for $183.7 million of net cash proceeds, which resulted in a net gain of $30.3 million that was recorded in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations. Glenn R. August, a former director of the Company and the president and senior partner of Oak Hill Advisors, L.P., participated in the transaction as a purchaser. In conjunction with the sale of its interests in Oak Hill Advisors, L.P., the Company retained interests in its share of certain unearned incentive fees of various funds. These fees are contingent on the future performance of the funds and the Company will recognize income related to these fees if and when the amounts are realized.
Other Equity Method Investments—The Company also had smaller investments in several other entities that were accounted for under the equity method. Several of these investments are in real estate related funds or other strategic investment opportunities within niche markets.
Summarized Financial Information—The following table presents the investee level summarized financial information of the Company's equity method investments, excluding LNR ($ in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Income Statements
Revenues	$401,870	$198,340	$590,265
Net income attributable to parent entities	$304,960	$97,066	$342,661

	As of December 31,
	2012	2011
Balance Sheets
Total assets	$2,830,087	$3,079,736
Total liabilities	$163,164	$197,246
Noncontrolling interests	$29,553	$4,139
Total equity	$2,637,370	$2,878,351

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of December 31,
	2012	2011
Deferred financing fees, net(1)	$26,629	$21,443
Leasing costs, net(2)	20,205	12,423
Other receivables	11,517	23,943
Corporate furniture, fixtures and equipment, net(3)	7,537	9,034
Prepaid expenses	5,218	5,441
Other assets	22,884	18,555
Deferred expenses and other assets, net	$93,990	$90,839

Explanatory Notes:
_______________________________________________________________________________

(1)	Accumulated amortization on deferred financing fees was $4.1 million and $13.3 million as of December 31, 2012 and 2011, respectively.

(2)	Accumulated amortization on leasing costs was $6.6 million and $5.5 million as of December 31, 2012 and 2011, respectively.

(3)	Accumulated depreciation on corporate furniture, fixtures and equipment was $6.2 million and $8.1 million as of December 31, 2012 and 2011, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of December 31,
	2012	2011
Accrued expenses	$50,467	$36,332
Accrued interest payable	29,521	30,122
Security deposits and other investment deposits	13,717	12,192
Unearned operating lease income	11,294	10,073
Property taxes payable	8,206	6,495
Derivative liabilities	3,435	2,373
Other liabilities	15,820	7,770
Accounts payable, accrued expenses and other liabilities	$132,460	$105,357

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Debt Obligations, net

As of December 31, 2012 and 2011, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of December 31,
	2012	2011	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2011 Tranche A-1 Facility	$—	$961,580	LIBOR + 3.75%	(1)	—
2011 Tranche A-2 Facility	—	1,450,000	LIBOR + 5.75%	(1)	—
2012 Tranche A-1 Facility	169,164	—	LIBOR + 4.00%	(2)	March 2016
2012 Tranche A-2 Facility	470,000	—	LIBOR + 5.75%	(2)	March 2017
October 2012 Secured Credit Facility	1,754,466	—	LIBOR + 4.50%	(3)	October 2017
Term loans collateralized by net lease assets	264,432	293,192	4.851% - 7.68%		Various through 2026
Total secured credit facilities and term loans	$2,658,062	$2,704,772
Unsecured credit facility:
Line of credit	$—	$243,650	LIBOR + 0.85%		—
Unsecured notes:
5.15% senior notes	—	263,466	5.15%		—
5.50% senior notes	—	92,845	5.50%		—
LIBOR + 0.50% senior convertible notes	—	784,750	LIBOR + 0.50%		—
8.625% senior notes	96,801	501,701	8.625%		June 2013
5.95% senior notes	448,453	448,453	5.95%		October 2013
6.5% senior notes	—	67,055	6.5%		December 2013
5.70% senior notes	200,601	200,601	5.70%		March 2014
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.0% senior convertible notes(4)	200,000	—	3.0%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	—	9.0%		June 2017
7.125% senior notes	300,000	—	7.125%		February 2018
Total unsecured notes	$1,987,745	$2,825,761
Other debt obligations:
Other debt obligations	$100,000	$100,000	LIBOR + 1.5%		October 2035
Total debt obligations	$4,745,807	$5,874,183
Debt discounts, net	(54,313)	(36,643)
Total debt obligations, net	$4,691,494	$5,837,540

Explanatory Notes:
_______________________________________________________________________________

(1)	These loans had a LIBOR floor of 1.25%.

(2)
These loans each have a LIBOR floor of 1.25%. As of December 31, 2012, inclusive of the floors, the 2012 Tranche A-1 Facility and 2012 Tranche A-2 Facility loans incurred interest at a rate of 5.25% and 7.00%, respectively.

(3)
This loan has a LIBOR floor of 1.25%. As of December 31, 2012, inclusive of the floor, the October 2012 Secured Credit Facility incurred interest at a rate of 5.75%. Subsequent to year end, in connection with the repricing of the October 2012 Secured Credit Facility, the loan will bear interest at a rate of LIBOR + 3.50%, with a LIBOR floor of 1.00%. See Note 17—Subsequent Events.

(4)
The Company's convertible senior fixed rate notes due November 2016 ("Convertible Notes") are convertible at the option of the holders, into 85.0 shares per $1,000 principal amount of Convertible Notes, at any time prior to the close of business on November 14, 2016. As of December 31, 2012,

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

the outstanding principal balance of the Company's senior convertible notes was $200.0 million. For the year ended December 31, 2012, the Company recognized interest expense on the convertible notes of $0.8 million.

Future Scheduled Maturities—As of December 31, 2012, future scheduled maturities of outstanding long-term debt obligations are as follows ($ in thousands)(1):

	Unsecured Debt	Secured Debt	Total
2013	$545,254	$—	$545,254
2014	200,601	—	200,601
2015	105,765	46,164	151,929
2016	461,403	134,816	596,219
2017	374,722	2,212,650	2,587,372
Thereafter	400,000	264,432	664,432
Total principal maturities	$2,087,745	$2,658,062	$4,745,807
Unamortized debt discounts, net	(19,147)	(35,166)	(54,313)
Total long-term debt obligations, net	$2,068,598	$2,622,896	$4,691,494

Explanatory Note:
_______________________________________________________________________________

(1)	Includes minimum required amortization payments on the March 2012 Secured Credit Facilities and the October 2012 Secured Credit Facility.

October 2012 Secured Credit Facility—On October 15, 2012, the Company entered into a $1.82 billion senior secured credit agreement due October 15, 2017 (the “October 2012 Secured Credit Facility”). The October 2012 Secured Credit Facility bears interest at a rate of LIBOR + 4.50%, with a 1.25% LIBOR floor, and was issued at 99.0% of par. Proceeds from the October 2012 Secured Credit Facility were used to refinance the remaining outstanding balances of the Company’s existing 2011 Secured Credit Facilities.

Borrowings under the October 2012 Secured Credit Facility are collateralized by a first lien on a fixed pool of assets, with required minimum collateral coverage of not less than 125% of outstanding borrowings. If collateral coverage is less than 137.5% of outstanding borrowings, 100% of the proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the October 2012 Secured Credit Facility. For so long as collateral coverage is between 137.5% and 150% of outstanding borrowings, 50% of proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the October 2012 Secured Credit Facility and for so long as collateral coverage is greater than 150% of outstanding borrowings, the Company may retain all proceeds from principal repayments and sales of collateral. The Company retains proceeds from interest, rent, lease payments and fee income in all cases.

In connection with the October 2012 Secured Credit Facility transaction, the Company incurred $14.8 million in third party fees, of which $8.2 million was recognized in “Other expense” on the Company's Consolidated Statements of Operations as it related to the portion of lenders from the original facility that modified their debt under the new facility. The remaining $6.6 million of fees were recorded in “Deferred expenses and other assets, net” on the Company's Consolidated Balance Sheets, as they related to the portion of lenders that were new to the facility.

The October 2012 Secured Credit Facility contains certain covenants relating to the collateral, among other matters, but does not contain corporate level financial covenants. For so long as the Company maintains its qualification as a REIT, it is permitted to distribute 100% of its REIT taxable income on an annual basis. In addition, the Company may distribute to its stockholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, that are not collateral securing the borrowings under the October 2012 Secured Credit Facility. Except for the distribution of real estate assets described in the preceding sentence, the Company may not pay common dividends if it ceases to qualify as a REIT.

Through December 31, 2012, the Company has made cumulative amortization repayments of $65.5 million on the October 2012 Secured Credit Facility, which exceeds all required amortization payments through March 2016. Repayments of the October 2012 Secured Credit Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $1.2 million for the year ended December 31, 2012 related to the acceleration of discounts and unamortized deferred financing fees on

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

the portion of the facility that was repaid. See Note 17—Subsequent Events below for details on the refinancing of the October 2012 Secured Credit Facility in February 2013.

March 2012 Secured Credit Facilities—In March 2012, the Company entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "March 2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the March 2012 Secured Credit Facilities were used to repurchase and repay at maturity $606.7 million aggregate principal amount of the Company's convertible notes due October 2012, to fully repay the $244.0 million balance on the Company's unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of its 5.50% senior unsecured notes.

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The 2012 Tranche A-1 Facility requires amortization payments of $41.0 million to be made every six months beginning December 31, 2012. After the 2012 Tranche A-1 Facility is repaid, proceeds from principal repayments and sales of collateral will be used to amortize the 2012 Tranche A-2 Facility. The Company may make optional prepayments on each tranche of term loans, subject to prepayment fees.

Through December 31, 2012, the Company made cumulative amortization repayments of $240.8 million on the 2012 Tranche A-1 Facility, which exceeds all required amortization payments through December 31, 2014. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $8.1 million for the year ended December 31, 2012 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

2011 Secured Credit Facilities—In March 2011, the Company entered into a $2.95 billion senior secured credit agreement providing for two tranches of term loans: a $1.50 billion 2011 A-1 tranche due June 2013, bearing interest at a rate of LIBOR + 3.75% (the "2011 Tranche A-1 Facility"), and a $1.45 billion 2011 A-2 tranche due June 2014, bearing interest at a rate of LIBOR + 5.75% (the "2011 Tranche A-2 Facility," together the "2011 Secured Credit Facilities"). The 2011 A-1 and A-2 tranches were issued at 99.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%.

The 2011 Secured Credit Facilities were collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral were applied to amortize the 2011 Secured Credit Facilities. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral were retained by the Company. The 2011 Tranche A-1 Facility required that aggregate cumulative amortization payments of not less than $200.0 million would be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The 2011 Tranche A-2 Facility had amortization requirements that would begin amortizing six months after the repayment in full of the 2011 Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments would be made on or before the six month anniversary of repayment of the Tranche A-1 Facility, with additional amortization payments of $150.0 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

The 2011 Secured Credit Facilities were refinanced by the October 2012 Secured Credit Facility. Prior to refinancing, the Company made cumulative amortization repayments of $1.07 billion on the 2011 Secured Credit Facilities, which resulted in losses on early extinguishment of debt of $4.5 million and $12.0 million for the years ended December 31, 2012 and 2011, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

At the time of the refinancing, the Company had $21.2 million of unamortized discounts and financing fees related to the 2011 Secured Credit Facilities. In connection with the refinancing, the Company recorded a loss on early extinguishment of debt of $12.1 million, related primarily to the portion of lenders in the original facility that did not participate in the new facility. The remaining $9.0 million of unamortized fees and discounts will continue to be amortized to interest expense over the remaining term of the October 2012 Secured Credit Facility.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Secured Term Loans—In October 2012, the Company entered into a $28.0 million secured term loan maturing in November 2019, bearing interest at a rate of LIBOR + 2.00%. Simultaneously with the financing, the Company entered into an interest rate swap to exchange its variable rate on the loan for a fixed interest rate (see Note 10).

In September 2012, the Company refinanced two secured term loans with an aggregate outstanding principal balance of $53.3 million, bearing interest at rates of 5.3% and 8.2% and maturing in January 2013 with a new $54.5 million secured term loan. The new loan bears interest at 4.851%, matures in October 2022 and is collateralized by the same net lease asset as the original term loan. In connection with the refinancing, the Company recorded a loss on early extinguishment of debt of $0.5 million in its Consolidated Statements of Operations for the year ended December 31, 2012.

In addition, during the year ended December 31, 2012, in conjunction with the sale of a portfolio of 12 net lease assets, the Company repaid the $50.8 million outstanding balances of its LIBOR + 4.50% secured term loans due in 2014 and terminated the related interest rate swaps associated with the loans (see Note 10).

In 2011, the Company entered into a $120.0 million secured term loan financing maturing in July 2021. This financing is collateralized by net lease properties occupied by a single tenant and bears interest at 5.05%.

Also, in 2011, the Company refinanced the $47.7 million outstanding principal balance of a maturing secured term loan. In addition, during 2011, the Company entered into an additional $4.6 million secured term loan. The loans bear interest at LIBOR + 4.50%, mature in 2014 and are cross-collateralized by the same net lease assets. Simultaneously with the financings, the Company entered into interest rate swaps to exchange its variable rates on the notes for fixed interest rates.

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

Unsecured Credit Facility—During the year ended December 31, 2012, the Company repaid the $243.7 million remaining principal balance of its LIBOR + 0.85% unsecured credit facility due June 2012. In connection with the repayments, the Company recorded a loss on early extinguishment of debt of $0.2 million.

In 2011, the Company repaid the $329.9 million remaining principal balance of its LIBOR + 0.85% unsecured line of credit.

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
Unsecured Notes—In November 2012, the Company issued $300.0 million aggregate principal of 7.125% senior unsecured notes due February 2018 and issued $200.0 million aggregate principal of 3.00% convertible senior unsecured notes due November 2016. Proceeds from these transactions were used to fully repay $67.1 million of the 6.5% senior unsecured notes due December 2013 and partially repay $404.9 million of the 8.625% senior unsecured notes due June 2013. In connection with these repurchases, the Company paid a $14.9 million prepayment penalty which was reflected in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the year ended December 31, 2012.

In May 2012, the Company issued $275.0 million aggregate principal of 9.0% senior unsecured notes due June 2017 that were sold at 98.012% of their principal amount.

During the year ended December 31, 2012, the Company repaid, upon maturity, the $460.7 million outstanding principal balance of its LIBOR + 0.50% senior unsecured convertible notes, the $169.7 million outstanding principal balance of its 5.15% senior unsecured notes and the $90.3 million outstanding principal balance of its 5.50% senior unsecured notes. In addition, the Company repurchased $420.4 million par value of senior unsecured notes with various maturities ranging from March 2012 to October 2012. In connection with these repurchases, the Company recorded aggregate gains on early extinguishment of debt of $3.2 million, for the year ended December 31, 2012.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2011, the Company repaid, upon maturity, the $170.4 million outstanding principal balance of its 5.65% senior unsecured notes, the $96.9 million outstanding principal balance of its 5.125% senior unsecured notes and the $107.8 million outstanding principal balance of its 5.80% senior unsecured senior notes. In addition, the Company repurchased $97.2 million par value of its senior unsecured notes with various maturities ranging from September 2011 to October 2012. In connection with these repurchases, the Company recorded an aggregate gain on early extinguishment of debt of $0.8 million for the year ended December 31, 2011.
During the year ended December 31, 2010, the Company repurchased $592.8 million par value of senior unsecured notes with various maturities ranging from March 2010 to March 2014 generating $59.7 million in net gains on early extinguishment of debt.
Unencumbered/Encumbered Assets—As of December 31, 2012, the carrying value of the Company's unencumbered and encumbered assets by asset type are as follows ($ in thousands):

	As of December 31,
	2012		2011
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,794,198	$1,004,825	$1,533,579	$1,414,332
Real estate available and held for sale	141,673	494,192	177,092	500,366
Loans receivable, net(1)	1,197,373	665,712	1,780,591	1,153,671
Other investments	43,545	355,298	37,957	419,878
Cash and other assets	—	487,073	—	573,871
Total	$3,176,789	$3,007,100	$3,529,219	$4,062,118

Explanatory Note:
_______________________________________________________________________________

(1)	As of December 31, 2012 and 2011, the amounts presented exclude general reserves for loan losses of $33.1 million and $73.5 million, respectively.

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

The Company's March 2012 Secured Credit Facilities and October 2012 Secured Credit Facility are collectively defined as the "Secured Credit Facilities." The Company's Secured Credit Facilities contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Company is required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as the Company maintains its qualification as a REIT, the Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis and the October 2012 Secured Credit Facility permits the Company to distribute to its shareholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, so long as such assets are not collateral for the October 2012 Secured Credit Facility. The Company may not pay common dividends if it ceases to qualify as a REIT (except that the October 2012 Secured Credit Facility permits us to distribute certain real estate assets as described in the preceding sentence).

The Company's Secured Credit Facilities contain cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

Note 9—Commitments and Contingencies

Business Risks and Uncertainties—The Company's business continues to recover from the recent economic recession, as commercial real estate values and the availability of liquidity have improved. The Company raised approximately $3.51 billion through secured and unsecured debt transactions in 2012, the proceeds of which were used to repay and/or refinance a significant portion of its debt that was due to mature before 2017. The Company's three unsecured senior notes transactions in 2012 marked the first time that the Company accessed the unsecured debt markets since 2008 and, following an upgrade in the Company's corporate credit ratings, the Company saw a material improvement in the interest rates associated with its unsecured senior notes issued in the latter half of 2012, as compared to the notes issued in the first half of the year. Subsequent to year end, the Company was also able to further reduce the interest costs associated with its October 2012 Secured Credit Facility by amending and restating that facility (see Note 17 for further details).

While the Company has benefited from generally improving conditions in the economy and real estate markets, it nonetheless continues to be impacted by the effects of the recent financial crisis. Non-performing assets and the carrying costs of owned real estate remain a drag on the Company's earnings. In addition, the Company's necessary focus on deleveraging and compliance with its debt covenants have curtailed its origination of new investments. The Company continues to work on resolving its remaining non-performing loans and stabilizing and extracting value from its owned real estate. Continued improvement in the Company's financial condition and operating results and its ability to generate sufficient liquidity at market rates are dependent on a sustained economic recovery, which cannot be predicted with certainty.

As of December 31, 2012, the Company had $545.3 million of debt maturities due before December 31, 2013, with a majority of that amount due in October 2013. The Company's capital sources to meet its debt maturities throughout 2013 will primarily include cash on hand, as well as debt refinancings, proceeds from unencumbered asset sales and loan repayments from borrowers, and may include equity capital raising transactions. As of December 31, 2012, the Company had unencumbered assets with a carrying value of approximately $3.01 billion. As further described in Note 17, in January 2013 the Company entered into a definitive agreement to sell its interest in LNR for approximate net proceeds of $220.0 million. This transaction is expected to close in the second quarter of 2013, subject to customary closing conditions.

The Company will adjust its plans as appropriate in response to changes in its expectations and changes in market conditions. It is also not possible for the Company to predict whether improving economic trends will continue, or to quantify the impact of these or other trends on its financial results. If the Company fails to repay its obligations as they become due, it would be an event of default under the relevant debt instruments, which could result in a cross-default and acceleration of the Company's other outstanding debt obligations, all of which would have a material adverse effect on the Company.

Unfunded Commitments—As of December 31, 2012, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$44,751	$36,318	$—	$81,069
Discretionary Fundings	102	—	—	102
Strategic investments	—	—	47,322	47,322
Total	$44,853	$36,318	$47,322	$128,493

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Other Commitments—Total operating lease expense for the years ended December 31, 2012, 2011 and 2010 were $6.5 million, $7.2 million and $7.3 million, respectively. Future minimum lease obligations under non-cancelable operating leases are as follows ($ in thousands):

2013	$5,479
2014	$4,835
2015	$4,469
2016	$4,582
2017	$4,210
Thereafter	$9,265
The Company also has issued letters of credit totaling $12.6 million in connection with five of its investments.
Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings.

On June 4, 2012, the Company reached an agreement in principle with the plaintiffs' Court-appointed representatives in the previously reported Citiline class action to settle the litigation. Settlement payments will be primarily funded by the Company's insurance carriers, with the Company contributing $2.0 million to the settlement, which is included in "Other expense" on the Consolidated Statements of Operations for the year ended December 31, 2012. See "Part II. Item 1. Legal Proceedings" for further details and for other disclosures related to legal proceedings.

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

Note 10—Risk Management and Derivatives
Risk management
In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different points in time and potentially at different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's lending investments or leases that result from a borrower's or tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans and other lending investments due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans, the valuation of real estate assets by the Company as well as changes in foreign currency exchange rates.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Risk concentrations—As of December 31, 2012, the Company's total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease Assets	Operating Properties	Land	Total	% of Total
Land	$297,039	$—	$—	$970,593	$1,267,632	22.3%
Office	124,058	301,304	258,977	—	684,339	12.0%
Condominium	237,534	—	385,229	—	622,763	11.0%
Industrial / R&D	94,617	472,149	55,439	—	622,205	10.9%
Retail	293,651	50,529	184,000	—	528,180	9.3%
Entertainment / Leisure	98,423	414,849	14	—	513,286	9.0%
Hotel	298,293	91,746	84,375	—	474,414	8.3%
Mixed Use / Mixed Collateral	237,989	—	179,337	—	417,326	7.3%
Other Property Types	181,481	9,424	24,541	—	215,446	3.7%
Strategic Investments	—	—	—	—	351,225	6.2%
Total	$1,863,085	$1,340,001	$1,171,912	$970,593	$5,696,816	100.0%

Explanatory Note:
_______________________________________________________________________________

(1)	Based on the carrying value of the Company's total investment portfolio gross of general loan loss reserves.
As of December 31, 2012, the Company's total investment portfolio had the following characteristics by geographical region ($ in thousands)(1):

Geographic Region	Real Estate Finance	Net Lease Assets	Operating Properties	Land	Total	% of Total
West	$340,457	$340,896	$237,496	$367,470	$1,286,319	22.6%
Northeast	421,660	317,003	175,894	180,744	1,095,301	19.2%
Southeast	308,559	201,535	251,410	89,035	850,539	14.9%
Southwest	197,478	182,329	209,424	120,293	709,524	12.5%
Mid-Atlantic	43,866	104,205	217,379	180,290	545,740	9.6%
International(2)	308,210	—	—	—	308,210	5.4%
Central	159,460	68,434	61,938	9,500	299,332	5.2%
Northwest	83,236	56,409	18,371	23,261	181,277	3.2%
Various	159	69,190	—	—	69,349	1.2%
Strategic Investments(2)	—	—	—	—	351,225	6.2%
Total	$1,863,085	$1,340,001	$1,171,912	$970,593	$5,696,816	100.0%

Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of the Company's total investment portfolio gross of general loan loss reserves.

(2)
Strategic investments includes $36.6 million of international assets. Additionally, international and strategic investments include $228.7 million of European assets, including $117.6 million in Germany and $111.1 million in the United Kingdom.

Concentrations of credit risks arise when a number of borrowers or tenants related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The Company monitors various segments of its portfolio to assess potential concentrations of credit risks. Management believes the current portfolio is reasonably well diversified and does not contain any significant concentration of credit risks.
Substantially all of the Company's real estate as well as assets collateralizing its loans receivable are located in the United States, with California 15.5% representing the only significant concentration greater than 10.0% as of December 31, 2012. The Company's portfolio contains significant concentrations in the following asset types as of December 31, 2012: land 22.3%, office 12.0%, condominium 11.0% and industrial/R&D 10.9%.
The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have an adverse effect on the Company. As of December 31, 2012, the Company's five largest borrowers or tenants collectively accounted for approximately $88.2 million of the Company's aggregate annualized interest and operating lease revenue, of which no single customer accounts for more than 7.2%.
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

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2012 and 2011 ($ in thousands):

	Derivative Assets as of December 31,				Derivative Liabilities as of December 31,
	2012		2011		2012		2011
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	N/A	$—	N/A	$—	Other Liabilities	$2,855	Other Liabilities	$1,342
Cash flow interest rate swap	N/A	—	N/A	—	Other Liabilities	580	Other Liabilities	1,031
Total		$—		$—		$3,435		$2,373

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For Year Ended December 31, 2012
Cash flow interest rate swap	Interest Expense	$(968)	$(44)	N/A
For the Year Ended December 31, 2011
Cash flow interest rate swap	Interest Expense	$(1,553)	$(180)	N/A

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative	For the Years Ended December 31,
Derivatives not Designated in Hedging Relationships		2012	2011	2010
Foreign Exchange Contracts	Other Expense	$(8,920)	$17,406	$(1,010)

The Company utilizes foreign exchange derivatives to limit its exposure to changes in exchange rates on certain assets denominated in foreign currencies. The Company marks its foreign investments to market each quarter based on current exchange rates and records the gain or loss through “Other expense” on its Consolidated Statements of Operations for loan investments or “Accumulated comprehensive income,” on its Consolidated Balance Sheets for net investments in foreign subsidiaries. Gains or losses on the related foreign exchange derivatives are recorded in “Other Expense,” as noted in the table above, and offset the marks taken on the assets. During the years ended December 31, 2012, 2011 and 2010, the Company recorded net losses related to foreign investments of $0.7 million, $2.3 million and $0.1 million, in its Consolidated Statements of Operations.

The following table presents the Company's foreign currency derivatives outstanding as of December 31, 2012 ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward		€109,000	$143,925	January 2013
Sells GBP/Buys USD Forward		£52,850	$85,856	January 2013
Sells CAD/Buys USD Forward	C$	50,700	$51,065	January 2013

Qualifying Cash Flow Hedges—In October 2012, the Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a new $28.0 million secured term loan maturing in 2019. The following table presents the Company's interest rate swap outstanding as of year ended December 31, 2012 ($ in thousands).

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Maturity
Interest Rate Swap	$28,000	LIBOR + 2.00%	3.75%	November 2019

During the year ended December 31, 2012, the Company terminated its previously outstanding interest rate swaps in conjunction with the early repayment of its secured term loans (see also Note 8).

Over the next 12 months, the Company expects that $3.2 million of expense and $0.6 million of income related to terminated cash flow hedges, will be reclassified from "Accumulated other comprehensive income (loss)" into earnings.

Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

In connection with its foreign currency derivatives, as of December 31, 2012 and December 31, 2011, the Company has posted collateral of $9.6 million, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

Note 11—Equity
The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share and 30.0 million shares of preferred stock. As of December 31, 2012, 142.7 million common shares were issued and 83.8 million common shares were outstanding.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of December 31, 2012 and 2011:

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

(2)
The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I preferred stock, respectively, during each of the years ended December 31, 2012 and 2011, all of which qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

The Series D, E, F, G and I Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences.
High Performance Unit Program
In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit ("HPU") Program. The program entitled employee participants ("HPU Holders") to receive distributions if the total rate of return on the Company's Common Stock (share price appreciation plus dividends) exceeded certain performance thresholds over a specified valuation period. The Company established seven HPU plans that had valuation periods ending between 2002 and 2008 and the Company has not established any new HPU plans since 2005. HPU Holders purchased interests in the High Performance Common Stock for an aggregate initial purchase price of $9.8 million. The remaining four plans that had valuation periods which ended in 2005, 2006, 2007 and 2008, did not meet their required performance thresholds, none of the plans were funded and the Company redeemed the participants' units.
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
Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2011, the Company had $423.9 million of net operating loss carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2031 if unused. The amount net of operating loss carryforwards as of December 31, 2012 will be subject to finalization of the 2012 tax returns. Because taxable income differs from

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2012 Secured Credit Facilities and 2011 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2012 and 2011 Secured Credit Facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the years ended December 31, 2012 and 2011.

Stock Repurchase Programs—On May 15, 2012, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

During the year ended December 31, 2012, the Company repurchased 0.8 million shares of its outstanding Common Stock for approximately $4.6 million, at an average cost of $5.69 per share. As of December 31, 2012, the Company had $16.0 million of Common Stock available to repurchase under its Board authorized stock repurchase programs.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of December 31,
	2012	2011
Unrealized gains on available-for-sale securities	$867	$589
Unrealized gains on cash flow hedges	607	1,986
Unrealized losses on cumulative translation adjustment	(2,659)	(2,903)
Accumulated other comprehensive income (loss)	$(1,185)	$(328)

Note 12—Stock-Based Compensation Plans and Employee Benefits
On May 27, 2009, the Company's shareholders approved the Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") which is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. A maximum of 8,000,000 shares of Common Stock may be awarded under the 2009 LTIP, plus up to an additional 500,000 shares to the extent that a corresponding number of equity awards previously granted under the Company's 1996 Long-Term Incentive Plan expire or are canceled or forfeited. All awards under the 2009 LTIP are made at the discretion of the Board of Directors or a committee of the Board of Directors.
The Company's 2006 Long-Term Incentive Plan (the "2006 LTIP") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisors of the Company. The 2006 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other share-based performance awards. A maximum of 4,550,000 shares of Common Stock may be subject to awards under the 2006 LTIP provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain anti-dilution provisions in the 2006 LTIP. All awards under this Plan are at the discretion of the Board of Directors or a committee of the Board of Directors.
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
As of December 31, 2012, an aggregate of 4.1 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

Stock-based Compensation—The Company recorded stock-based compensation expense of $15.3 million, $29.7 million and $19.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, in "General and administrative" on the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Company's Consolidated Statements of Operations. As of December 31, 2012, there was $10.1 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 0.59 years.

Restricted Stock Units
Changes in non-vested restricted stock units during the year ended December 31, 2012 were as follows ($ in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2011	9,985	$4.70
Granted	—	$—
Vested	(4,595)	$4.06
Forfeited	(114)	$5.99
Non-vested at December 31, 2012	5,276	$5.24	$43,000

The total fair value of restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $29.1 million, $15.5 million and $1.7 million, respectively.
2012 Activity—During the year ended December 31, 2012, 4,594,572 restricted stock units vested and 2,610,816 were issued to employees, net of statutory minimum required tax withholdings. These vested restricted stock units were primarily comprised of 1,947,551 Amended Units which vested on January 1, 2012 (see below), 1,340,620 service-based restricted stock units granted to employees in February 2010 that cliff vested on February 17, 2012 and 806,518 performance-based restricted stock units granted to the Company's Chairman and Chief Executive Officer in March 2010 that cliff vested on March 2, 2012. The performance-based units had certain performance and service conditions, relating to reductions in the Company's general and administrative expenses, retirement of debt and continued employment, which were satisfied during the year ended December 31, 2010.

As of December 31, 2012, the Company had the following restricted stock awards outstanding:

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

•
3,438,607 restricted stock units originally granted to executives and other officers of the Company on December 19, 2008 (the "Original Units") and subsequently modified in July 2011 (the "Amended Units"). The number of Amended Units is equal to 75% of the Original Units granted to an employee less, in the case of each executive level employee, the number of restricted stock units granted to the executive in March 2011. The remaining Amended Units will vest in two equal installments on January 1, 2013 and 2014, so long as the employee remains employed by the Company on the vesting dates, subject to certain accelerated vesting rights in the event of termination of employment without cause. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

•
637,485 service-based restricted stock units granted to employees with original vesting terms ranging from two years to five years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

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

Explanatory Note:
_______________________________________________________________________________

(1)	The modified December 19, 2008 market-condition based restricted stock units were measured on July 1, 2011, the date the Company's Board of Directors' approved the modification of the award.

Stock Options—All remaining stock options expired during the year ended December 31, 2012.

Directors' Awards—Non-employee directors are awarded common stock equivalents ("CSEs") and restricted shares at the time of the annual shareholders' meeting in consideration for their services on the Company's Board of Directors. The CSEs and restricted shares generally vest at the time of the next annual shareholders meeting and pay dividends in an amount equal to the dividends paid on an equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on the Common Stock.

During the year ended December 31, 2012, the Company awarded to Directors 77,113 CSEs and restricted shares at a fair value per share of $5.67 at the time of grant. These CSEs and restricted shares have a one year vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on Common Stock. In addition, during the year ended December 31, 2012, the Company issued 35,476 shares to a former director in settlement of previously vested CSE awards. As of December 31, 2012, there were 384,751 CSEs and restricted shares granted to members of the Company's Board of Directors that remained outstanding with an aggregate intrinsic value of $3.1 million.
During 2011, the Company's Board of Directors decided, pursuant to the terms of the non-employee directors deferral plan, to require settlement of CSEs in shares of the Company's Common Stock, thereby eliminating the cash settlement option. This modification converted these liability-based awards to equity awards and as such, the Company reclassified $2.4 million from "Accounts payable, accrued expenses and other liabilities" to "Additional paid-in capital" on the Company's Consolidated Balance Sheet during the year ended December 31, 2011.
401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual compensation. The Company made gross contributions of approximately $0.9 million, $0.9 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 13—Earnings Per Share

EPS is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit (HPU) Program (see Note 11). These HPU units are treated as a separate class of common stock.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2012	2011	2010
Income (loss) from continuing operations	$(312,694)	$(49,206)	$(206,997)
Net (income) loss attributable to noncontrolling interests	1,500	3,629	(523)
Income from sales of residential property	63,472	5,721	—
Preferred dividends	(42,320)	(42,320)	(42,320)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(290,042)	$(82,176)	$(249,840)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2012	2011	2010
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(280,534)	$(79,627)	$(242,440)
Income (loss) from discontinued operations	(18,826)	(7,091)	16,324
Gain from discontinued operations	26,363	24,331	262,395
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(272,997)	$(62,387)	$36,279
Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(280,534)	$(79,627)	$(242,440)
Income (loss) from discontinued operations	(18,826)	(7,091)	16,324
Gain from discontinued operations	26,363	24,331	262,395
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(272,997)	$(62,387)	$36,279
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	83,742	88,688	93,244
Add: effect of assumed shares issued under treasury stock method for restricted shares	—	—	—
Add: effect of joint venture shares	—	—	—
Weighted average common shares outstanding for diluted earnings per common share	83,742	88,688	93,244
Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(3.35)	$(0.89)	$(2.60)
Income (loss) from discontinued operations	(0.22)	(0.08)	0.18
Gain from discontinued operations	0.31	0.27	2.81
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(3.26)	$(0.70)	$0.39
Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(3.35)	$(0.89)	$(2.60)
Income (loss) from discontinued operations	(0.22)	(0.08)	0.18
Gain from discontinued operations	0.31	0.27	2.81
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(3.26)	$(0.70)	$0.39

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2012	2011	2010
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(9,509)	$(2,549)	$(7,400)
Income (loss) from discontinued operations	(638)	(227)	497
Gain from discontinued operations	894	779	7,987
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(9,253)	$(1,997)	$1,084
Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(9,509)	$(2,549)	$(7,400)
Income (loss) from discontinued operations	(638)	(227)	497
Gain from discontinued operations	894	779	7,987
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(9,253)	$(1,997)	$1,084
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15
Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(633.94)	$(169.93)	$(493.33)
Income (loss) from discontinued operations	(42.53)	(15.13)	33.13
Gain from discontinued operations	59.60	51.93	532.47
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(616.87)	$(133.13)	$72.27
Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(633.94)	$(169.93)	$(493.33)
Income (loss) from discontinued operations	(42.53)	(15.13)	33.13
Gain from discontinued operations	59.60	51.93	532.47
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(616.87)	$(133.13)	$72.27

For the years ended December 31, 2012, 2011 and 2010 the following shares were anti-dilutive ($ in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Joint venture shares	298	298	298
Stock options	—	44	143

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14—Fair Values
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
The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2012
Recurring basis:
Derivative liabilities	$3,435	$—	$3,435	$—
Non-recurring basis:
Impaired loans	$57,201	$—	$—	$57,201
Impaired real estate	$31,597	$—	$7,649	$23,948
As of December 31, 2011
Recurring basis:
Derivative liabilities	$2,373	$—	$2,373	$—
Non-recurring basis:
Impaired loans	$271,968	$—	$—	$271,968
Impaired real estate	$43,660	$—	$—	$43,660

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides quantitative information about Level 3 fair value measures of the Company's non-recurring financial and non-financial assets ($ in thousands):

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired loans	$57,201	Various(1)	Discount rate	10.9%
			Average annual revenue growth	1.0%
			Capitalization rate	8.9%
			Average annual increase in occupancy	0.2%
Impaired real estate	23,948	Discounted cash flow	Discount rate	12.3%
			Capitalization rate	9.0%
			Average annual revenue growth	3.7%
			Remaining inventory sell out period (in years)	5.0
			Average annual increase in occupancy	(1.0)%
Total	$81,149

Explanatory Note:
_______________________________________________________________________________

(1)One loan with a value of $19.7 million was valued using discounted cash flows. The remaining loan with a value of $37.5 million was valued based on a discounted pay-off offer provided by the borrower that the Company believes approximates fair value.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and debt obligations were $1.9 billion and $4.9 billion, respectively, as of December 31, 2012 and $2.8 billion and $5.5 billion, respectively, as of December 31, 2011. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities and marketable securities are included in the previous fair value hierarchy table.
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
Derivatives—The Company uses interest rate swaps and foreign currency derivatives to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In addition, upon adoption of ASU 2011-04, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis. The Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.
Impaired loans—The Company's loans identified as being impaired are nearly all collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make judgments in respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

are based on current observable market rates and estimates for annual revenue growth, operating costs and costs of completion and the remaining inventory sell out periods. The Company will also consider market comparables if available. In more limited cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist, and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy.
Impaired real estate—If the Company determines a real estate asset available and held for sale is impaired, it records an impairment charge to adjust the asset to its estimated fair market value less costs to sell. Due to the nature of individual real estate properties, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make judgments with respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual market rate growth, operating costs and costs of completion and the remaining inventory sell out periods. The Company will also consider market comparables if available. In more limited cases, the Company obtains external "as is" appraisals for real estate assets and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy. Additionally, in certain cases, if the Company is under contract to sell an asset, it will mark the asset to the contracted sales price less costs to sell. The Company considers this to be a Level 2 input under the fair value hierarchy.
Loans receivable—The Company estimates the fair value of its performing loans using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The Company determined that the significant inputs used to value its loans and other lending investments fall within Level 3 of the fair value hierarchy.
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

Note 15—Segment Reporting

The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Finance, Net Leasing, Operating Properties and Land. The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans. The Net Leasing segment includes all of the Company's activities related to the ownership and leasing of corporate facilities to single creditworthy tenants. The Operating Properties segment includes all of the Company's activities and operations related to its commercial and residential properties. The Land segment includes the Company's activities related to its developable land portfolio.

                The Company evaluates performance based on the following financial measures for each segment, and has conformed the prior periods presentation for the change in composition of its business segments, ($ in thousands):

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Leasing	Operating Property	Land	Corporate/ Other(1)	Company Total
For the Year Ended December 31, 2012
Operating lease income	$—	$151,992	$65,500	$1,527	$—	$219,019
Interest income	133,410	—	—	—	—	133,410
Other income	8,613	—	32,820	2,635	3,975	48,043
Total revenue	$142,023	$151,992	$98,320	$4,162	$3,975	$400,472
Earnings (loss) from equity method investments	—	2,632	25,142	(6,138)	81,373	103,009
Income from sales of residential property	—	—	63,472	—	—	63,472
Net operating income from discontinued operations(2)	—	4,725	886	—	—	5,611
Gain from discontinued operations	—	27,257	—	—	—	27,257
Revenue and other earnings	$142,023	$186,606	$187,820	$(1,976)	$85,348	$599,821
Real estate expense	—	(24,255)	(100,258)	(27,314)	—	(151,827)
Other expense	(4,775)	—	—	—	(12,491)	(17,266)
Direct expenses	$(4,775)	$(24,255)	$(100,258)	$(27,314)	$(12,491)	$(169,093)
Direct segment profit (loss)	$137,248	$162,351	$87,562	$(29,290)	$72,857	$430,728
Allocated interest expense(3)	(124,208)	(83,658)	(66,001)	(43,993)	(38,301)	(356,161)
Allocated general and administrative(4)	(14,998)	(9,484)	(7,760)	(7,405)	(25,916)	(65,563)
Segment profit (loss)(5)	$(1,958)	$69,209	$13,801	$(80,688)	$8,640	$9,004
Other significant non-cash items:
Provision for loan losses	$81,740	$—	$—	$—	$—	$81,740
Impairment of assets(3)	$—	$6,670	$28,501	$205	$978	$36,354
Depreciation and amortization(3)	$—	$39,250	$28,450	$1,276	$1,810	$70,786
Capitalized expenditures	$—	$10,994	$51,579	$20,497	$—	$83,070
As of December 31, 2012
Real estate
Real estate, at cost	$—	$1,639,320	$801,214	$786,114	$—	$3,226,648
Less: accumulated depreciation	—	(315,699)	(109,634)	(2,292)	—	(427,625)
Real estate, net	$—	$1,323,621	$691,580	$783,822	$—	$2,799,023
Real estate available and held for sale	—	—	454,587	181,278	—	635,865
Total real estate	$—	$1,323,621	$1,146,167	$965,100	$—	$3,434,888
Loans receivable, net	1,829,985	—	—	—	—	1,829,985
Other investments	—	16,380	25,745	5,493	351,225	398,843
Total portfolio assets	$1,829,985	$1,340,001	$1,171,912	$970,593	$351,225	$5,663,716
Cash and other assets	9,832	105,595	60,500	9,638	301,508	487,073
Total assets	$1,839,817	$1,445,596	$1,232,412	$980,231	$652,733	$6,150,789

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

For the Year Ended December 31, 2011	Real Estate Finance	Net Leasing	Operating Property	Land	Corporate/ Other(1)		Company Total
Operating lease income	$—	$147,151	$51,153	$174	$—		$198,478
Interest income	226,871	—	—	—	—		226,871
Other income	3,176	—	32,538	1,635	2,371		39,720
Total revenue	$230,047	$147,151	$83,691	$1,809	$2,371		$465,069
Earnings (loss) from equity method investments	—	2,566	(626)	(7,213)	100,364		95,091
Income from sales of residential property	—	—	5,721	—	—		5,721
Net operating income from discontinued operations(2)	—	11,760	(937)	—	—		10,823
Gain from discontinued operations	—	25,110	—	—	—		25,110
Revenue and other earnings	$230,047	$186,587	$87,849	$(5,404)	$102,735		$601,814
Real estate expense	—	(25,282)	(92,012)	(21,649)	—		(138,943)
Other expense	(2,866)	—	—	—	(8,204)		(11,070)
Direct expenses	$(2,866)	$(25,282)	$(92,012)	$(21,649)	$(8,204)		$(150,013)
Direct segment profit (loss)	$227,181	$161,305	$(4,163)	$(27,053)	$94,531		$451,801
Allocated interest expense(3)	(161,025)	(67,338)	(53,598)	(42,337)	(21,616)		(345,914)
Allocated general and administrative(4)	(20,680)	(8,648)	(6,884)	(6,959)	(32,166)		(75,337)
Segment profit (loss)(5)	$45,476	$85,319	$(64,645)	$(76,349)	$40,749		$30,550
Other significant non-cash items:
Provision for loan losses	$46,412	$—	$—	$—	$—		$46,412
Impairment of assets(3)	$—	$668	$21,030	$(184)	$872		$22,386
Depreciation and amortization(3)	$—	$42,080	$18,169	$1,534	$2,145		$63,928
Capitalized expenditures	$—	$8,699	$38,477	$16,993	$—		$64,169
As of December 31, 2011
Real estate
Real estate, at cost	$—	$1,773,149	$720,251	$851,272	$—		$3,344,672
Less: accumulated depreciation	—	(302,851)	(90,383)	(3,527)	—		(396,761)
Real estate, net	$—	$1,470,298	$629,868	$847,745	$—		$2,947,911
Real estate available and held for sale	—	—	551,998	125,460	—	677,458,000	677,458
Total real estate	$—	$1,470,298	$1,181,866	$973,205	$—		$3,625,369
Loans receivable, net	2,860,762	—	—	—	—		2,860,762
Other investments	—	16,297	37,957	14,845	388,736		457,835
Total portfolio assets	$2,860,762	$1,486,595	$1,219,823	$988,050	$388,736		$6,943,966
Cash and other assets	13,340	87,673	33,217	1,734	437,907		573,871
Total assets	$2,874,102	$1,574,268	$1,253,040	$989,784	$826,643		$7,517,837

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

For the Year Ended December 31, 2010	Real Estate Finance	Net Leasing	Operating Property	Land	Corporate/ Other(1)	Company Total
Operating lease income	$—	$146,599	$39,623	$408	$—	$186,630
Interest income	364,094	—	—	—	—	364,094
Other income	13,750	—	33,403	643	2,937	50,733
Total revenue	$377,844	$146,599	$73,026	$1,051	$2,937	$601,457
Earnings (loss) from equity method investments	—	2,522	—	—	49,386	51,908
Income from sales of residential property	—	—	—	—	—	—
Net operating income from discontinued operations(2)	—	73,233	(541)	—	—	72,692
Gain from discontinued operations	—	270,382	—	—	—	270,382
Revenue and other earnings	$377,844	$492,736	$72,485	$1,051	$52,323	$996,439
Real estate expense	—	(21,223)	(85,097)	(15,079)	—	(121,399)
Other expense	(10,107)	—	—	—	(5,948)	(16,055)
Direct expenses	$(10,107)	$(21,223)	$(85,097)	$(15,079)	$(5,948)	$(137,454)
Direct segment profit (loss)	$367,737	$471,513	$(12,612)	$(14,028)	$46,375	$858,985
Allocated interest expense(3)	(174,074)	(62,094)	(39,957)	(30,445)	(39,930)	(346,500)
Allocated general and administrative(4)	(28,833)	(10,285)	(6,618)	(5,261)	(39,173)	(90,170)
Segment profit (loss)(5)	$164,830	$399,134	$(59,187)	$(49,734)	$(32,728)	$422,315
Other significant non-cash items:
Provision for loan losses	$331,487	$—	$—	$—	$—	$331,487
Impairment of assets(3)	$—	$6,063	$18,988	$100	$(2,770)	$22,381
Depreciation and amortization(3)	$—	$48,973	$17,050	$1,037	$3,726	$70,786
Capitalized expenditures	$—	$13,475	$18,894	$10,494	$—	$42,863
As of December 31, 2010
Real estate
Real estate, at cost	$—	$1,834,172	$470,989	$693,477	$—	$2,998,638
Less: accumulated depreciation	—	(284,489)	(70,074)	(2,037)	—	(356,600)
Real estate, net	$—	$1,549,683	$400,915	$691,440	$—	$2,642,038
Real estate available and held for sale	—	—	631,920	114,161	—	746,081
Total real estate	$—	$1,549,683	$1,032,835	$805,601	$—	$3,388,119
Loans receivable, net	4,587,352	—	—	—	—	4,587,352
Other investments	—	16,128	—	—	516,230	532,358
Total portfolio assets	$4,587,352	$1,565,811	$1,032,835	$805,601	$516,230	$8,507,829
Cash and other assets	21,710	78,337	25,122	500	541,016	666,685
Total assets	$4,609,062	$1,644,148	$1,057,957	$806,101	$1,057,246	$9,174,514

Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's equity investment in LNR of $205.8 million and $159.8 million, as of December 31, 2012 and 2011, respectively, and the Company's share of equity in earnings from LNR of $60.7 million, $53.9 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 6 for further details on the Company's investment in LNR and summarized financial information of LNR.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

(2)	Includes revenue and real estate expense reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

(3)	Includes related amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

(4)	General and administrative excludes stock-based compensation expense of $15.3 million, $29.7 million and $19.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(5)	The following is a reconciliation of segment profit (loss) to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Segment profit (loss)	$9,004	$30,550	$422,315
Less: Provision for loan losses	(81,740)	(46,412)	(331,487)
Less: Impairment of assets	(36,354)	(22,386)	(22,381)
Less: Stock-based compensation expense	(15,293)	(29,702)	(19,355)
Less: Depreciation and amortization	(70,786)	(63,928)	(70,786)
Less: Income tax (expense) benefit	(8,445)	4,719	(7,023)
Add: Gain (loss) on early extinguishment of debt, net	(37,816)	101,466	108,923
Net income (loss)	$(241,430)	$(25,693)	$80,206

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16—Quarterly Financial Information (Unaudited)
The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2012(1):
Revenue	$93,713	$95,159	$108,647	$102,953
Net income (loss)	$(79,948)	$(64,306)	$(51,129)	$(46,048)
Earnings per common share data:
Net income (loss) attributable to iStar Financial Inc.	$(87,424)	$(71,784)	$(58,996)	$(54,792)
Basic earnings per share	$(1.04)	$(0.86)	$(0.70)	$(0.66)
Diluted earnings per share	$(1.04)	$(0.86)	$(0.70)	$(0.66)
Weighted average number of common shares—basic	83,674	83,629	84,113	83,556
Weighted average number of common shares—diluted	83,674	83,629	84,113	83,556
Earnings per HPU share data:
Net income (loss) attributable to iStar Financial Inc.	$(2,966)	$(2,436)	$(1,991)	$(1,861)
Basic earnings per share	$(197.73)	$(162.40)	$(132.73)	$(124.07)
Diluted earnings per share	$(197.73)	$(162.40)	$(132.73)	$(124.07)
Weighted average number of HPU shares—basic and diluted	15	15	15	15
2011(2):
Revenue	$104,731	$105,841	$136,610	$117,887
Net income (loss)	$(28,915)	$(54,661)	$(26,020)	$83,902
Earnings per common share data:
Net income (loss) attributable to iStar Financial Inc.	$(35,202)	$(62,231)	$(35,525)	$67,420
Basic earnings per share	$(0.43)	$(0.71)	$(0.38)	$0.73
Diluted earnings per share	$(0.43)	$(0.71)	$(0.38)	$0.71
Weighted average number of common shares—basic	81,769	87,951	92,621	92,458
Weighted average number of common shares—diluted	81,769	87,951	92,621	94,609
Earnings per HPU share data:
Net income (loss) attributable to iStar Financial Inc.	$(1,222)	$(2,008)	$(1,089)	$2,070
Basic earnings per share	$(81.47)	$(133.87)	$(72.60)	$138.00
Diluted earnings per share	$(81.47)	$(133.87)	$(72.60)	$135.07
Weighted average number of HPU shares—basic and diluted	15	15	15	15

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Explanatory Notes:
_______________________________________________________________________________

(1)
During the quarter ended December 31, 2012, the Company recorded a loss on early extinguishment of debt of $31.0 million primarily related to a prepayment penalty on the early repayment of 8.625% Senior Notes, as well as a loss due to the acceleration of unamortized fees and discounts related to the refinancing of the 2011 Secured Credit Facilities (see Note 8). The Company also recorded $27.9 million related to Income from sales of residential property. During the quarter ended March 31, 2012, the Madison Funds recorded a significant gain related to the sale of an investment for which the Company recorded its $13.7 million proportionate share.

(2)
During the quarter ended December 31, 2011, the Company sold a substantial portion of its interests in Oak Hill Advisors, L.P. and related entities which resulted in a net gain of $30.3 million (see Note 6). During the quarter ended June 30, 2011, the Company recorded interest income of $26.3 million related to certain non-performing loans that were resolved, including interest not previously recorded due to the loans being on non-accrual status. During the quarter ended March 31, 2011, the Company recorded a gain on early extinguishment of debt of $109.0 million for the redemption of its $312.3 million remaining principal amount of 10% senior secured notes due June 2014.

Note 17—Subsequent Events
On January 24, 2013, the Company signed a definitive agreement to sell LNR Property LLC, for approximately $220.0 million in net proceeds after closing costs and LNR management incentives. This transaction is expected to close during the second quarter of 2013, subject to customary closing conditions.
On February 11, 2013, the Company entered into a $1.71 billion senior secured credit facility due October 15, 2017 that amends and restates its October 2012 Secured Credit Facility. In connection with the repricing, the Company paid the original lenders a prepayment fee of approximately $17.1 million. The new facility amends the October 2012 Secured Credit Facility by (i) reducing the annual interest rate from LIBOR + 4.50%, with a 1.25% LIBOR floor to LIBOR + 3.50%, with a 1.00% LIBOR floor; and (ii) extending the call protection period for lenders from October 15, 2013 to December 31, 2013. All other terms of the credit facility remained the same.

iStar Financial Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
($ in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2010
Reserve for loan losses(1)(2)	$1,417,949	$331,487	$—	$(934,811)	$814,625
Allowance for doubtful accounts(2)	2,788	687	—	(2,099)	1,376
Allowance for deferred tax assets(2)	18,957	—	10,964	—	29,921
	$1,439,694	$332,174	$10,964	$(936,910)	$845,922
For the Year Ended December 31, 2011
Reserve for loan losses(1)(2)	$814,625	$46,412	$—	$(214,413)	$646,624
Allowance for doubtful accounts(2)	1,376	2,292	—	—	3,668
Allowance for deferred tax assets(2)	29,921	(19,968)	40,936	—	50,889
	$845,922	$28,736	$40,936	$(214,413)	$701,181
For the Year Ended December 31, 2012
Reserve for loan losses(1)(2)	$646,624	$81,740	$—	$(203,865)	$524,499
Allowance for doubtful accounts(2)	3,668	1,928	—	—	5,596
Allowance for deferred tax assets(2)	50,889	(9,833)	(176)	—	40,880
	$701,181	$73,835	$(176)	$(203,865)	$570,975

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 5 to the Company's Consolidated Financial Statements.

(2)	See Note 3 to the Company's Consolidated Financial Statements.

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2012
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Arizona	OAZ006	—	(1)	$10,780	$43,120	$—	$10,780	$43,120	$53,900	$4,901	2011	40.0
Arizona	OAZ001	—	(1)	1,512	9,732	944	1,512	10,676	12,188	3,746	1999	40.0
Arizona	OAZ002	—	(1)	1,033	6,652	951	1,033	7,603	8,636	2,210	1999	40.0
Arizona	OAZ003	—	(1)	1,033	6,652	205	1,033	6,857	7,890	2,245	1999	40.0
Arizona	OAZ004	—	(1)	1,033	6,652	2,469	1,033	9,121	10,154	4,473	1999	40.0
Arizona	OAZ005	—	(1)	701	4,339	—	701	4,339	5,040	1,428	1999	40.0
California	OCA002	—		4,139	5,064	1,596	4,139	6,660	10,799	1,663	2002	40.0
Colorado	OCO001	—	(1)	1,757	16,930	5,506	1,757	22,436	24,193	6,852	1999	40.0
Colorado	OCO002	6,657	(1)	—	16,752	48	—	16,800	16,800	4,515	2002	40.0
Florida	OFL001	—	(1)	2,517	14,484	1,705	2,517	16,189	18,706	1,006	2010	40.0
Georgia	OGA001	—	(1)	905	6,744	32	905	6,776	7,681	2,479	1999	40.0
Georgia	OGA002	—	(1)	5,709	49,091	24,824	5,709	73,915	79,624	23,200	1999	40.0
Illinois	OIL001	—		6,153	14,993	(12,335)	6,153	2,658	8,811	—	1999	40.0
Maryland	OMD001	13,699	(1)	1,800	18,706	457	1,800	19,163	20,963	5,027	2002	40.0
Massachusetts	OMA001	14,203	(1)	1,600	21,947	276	1,600	22,223	23,823	5,971	2002	40.0
Michigan	OMI001	—		5,374	148,866	18,941	5,374	167,807	173,181	45,419	2007	40.0
New Jersey	ONJ001	54,312		7,726	74,429	10	7,724	74,441	82,165	18,725	2002	40.0
New Jersey	ONJ002	11,313	(1)	1,008	16,817	(81)	1,008	16,736	17,744	4,189	2004	40.0
New Jersey	ONJ003	18,740	(1)	2,456	34,935	505	2,456	35,440	37,896	8,732	2004	40.0
Pennsylvania	OPA001	—	(1)	690	26,098	(49)	690	26,049	26,739	7,354	2001	40.0
Tennessee	OTN001	—		2,702	25,129	(17,064)	2,702	8,065	10,767	7,878	1999	40.0
Texas	OTX001	—	(1)	1,364	10,628	5,649	2,373	15,268	17,641	4,485	1999	40.0
Texas	OTX002	—	(1)	1,233	15,160	36	1,233	15,196	16,429	4,716	1999	40.0
Texas	OTX003	—	(1)	2,932	31,235	7,957	2,932	39,192	42,124	12,982	1999	40.0
Texas	OTX004	—	(1)	1,230	5,660	483	1,230	6,143	7,373	1,983	1999	40.0
Wisconsin	OWI001	—		1,875	13,914	(6,147)	1,875	7,767	9,642	4,450	1999	40.0
Subtotal		$118,924		$69,262	$644,729	$36,918	$70,269	$680,640	$750,909	$190,629
INDUSTRIAL FACILITIES:
Arizona	IAZ001	—	(1)	2,519	7,481	607	2,519	8,088	10,607	597	2009	40.0
Arizona	IAZ002	—	(1)	3,279	5,221	1,029	3,279	6,250	9,529	582	2009	40.0
California	ICA001	18,312	(1)	11,635	19,515	5,943	11,635	25,458	37,093	3,224	2007	40.0
California	ICA003	—		964	1,578	—	964	1,578	2,542	252	2006	40.0
California	ICA004	—		1,756	996	—	1,756	996	2,752	158	2006	40.0
California	ICA005	—	(1)	654	4,591	2,044	654	6,635	7,289	1,979	1999	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2012
($ in thousands)

California	ICA006	—	(1)	1,086	7,964	2,876	1,086	10,840	11,926	3,566	1999	40.0
California	ICA007	—	(1)	4,880	12,367	3,550	4,880	15,917	20,797	4,684	1999	40.0
California	ICA008	—	(1)	6,857	8,378	1,643	6,856	10,022	16,878	2,626	2002	40.0
California	ICA009	—	(1)	4,095	8,323	1,586	4,095	9,909	14,004	3,181	1999	40.0
California	ICA010	—		5,051	6,170	359	5,051	6,529	11,580	1,964	2002	40.0
California	ICA011	—		4,119	5,034	(691)	4,119	4,343	8,462	1,521	2002	40.0
California	ICA012	—	(1)	3,044	3,716	2,876	3,044	6,592	9,636	1,609	2002	40.0
California	ICA013	—	(1)	2,633	3,219	290	2,633	3,509	6,142	1,060	2002	40.0
California	ICA014	—		4,600	5,627	1,906	4,600	7,533	12,133	2,002	2002	40.0
California	ICA015	—		5,617	6,877	5,501	5,619	12,376	17,995	5,116	2002	40.0
California	ICA016	28,000		15,708	27,987	8,804	15,708	36,791	52,499	12,982	2004	40.0
California	ICA017	—	(1)	808	8,306	783	808	9,089	9,897	2,981	1999	40.0
Colorado	ICO001	—		832	1,379	—	832	1,379	2,211	220	2006	40.0
Florida	IFL001	—		322	323	64	322	387	709	62	2006	40.0
Florida	IFL002	15,864	(1)	3,510	20,846	8,279	3,510	29,125	32,635	3,339	2007	40.0
Florida	IFL004	—	(1)	3,048	8,676	—	3,048	8,676	11,724	2,856	1999	40.0
Florida	IFL005	—	(1)	1,612	4,586	(1,408)	1,241	3,549	4,790	570	1999	40.0
Florida	IFL006	—	(1)	1,476	4,198	(4,497)	450	727	1,177	349	1999	40.0
Georgia	IGA001	13,807	(1)	2,791	24,637	349	2,791	24,986	27,777	3,239	2007	40.0
Hawaii	IHI001	—		7,477	23,623	206	7,477	23,829	31,306	1,737	2010	40.0
Indiana	IIN001	—	(1)	462	9,224	—	462	9,224	9,686	1,719	2007	40.0
Massachusetts	IMA001	18,997	(1)	7,439	21,774	10,979	7,439	32,753	40,192	3,754	2007	40.0
Michigan	IMI001	—	(1)	598	9,814	1	598	9,815	10,413	1,848	2007	40.0
Minnesota	IMN001	—	(1)	403	1,147	(344)	1,206	—	1,206	—	1999	40.0
Minnesota	IMN002	—	(1)	6,705	17,690	—	6,225	18,170	24,395	3,594	2005	40.0
North Carolina	INC001	—	(1)	680	8,331	—	680	8,331	9,011	2,155	2004	40.0
New Jersey	INJ001	22,033	(1)	8,368	15,376	21,141	8,368	36,517	44,885	4,259	2007	40.0
Nevada	INV001	—		1,810	1,285	—	1,810	1,285	3,095	203	2006	40.0
New York	INY001	—	(1)	1,796	5,108	4	1,796	5,112	6,908	1,683	1999	40.0
Texas	ITX001	—		405	467	100	405	567	972	74	2006	40.0
Texas	ITX002	—		594	716	—	594	716	1,310	115	2006	40.0
Texas	ITX003	—		3,617	3,432	—	3,617	3,432	7,049	547	2006	40.0
Texas	ITX004	13,709	(1)	1,631	27,858	(416)	1,631	27,442	29,073	3,500	2007	40.0
Texas	ITX005	—	(1)	1,314	8,903	46	1,314	8,949	10,263	2,942	1999	40.0
Virginia	IVA001	14,786	(1)	2,619	28,481	142	2,619	28,623	31,242	3,708	2007	40.0
Subtotal		$145,508		$138,814	$391,224	$73,752	$137,741	$466,049	$603,790	$92,557
LAND:
Arizona	LAZ002	—	(1)	13,170	5,144	1	13,170	5,145	18,315	215	2011	0.0
Arizona	LAZ001	—		96,700	—	—	96,700	—	96,700	—	2010	0.0
California	LCA002	—		28,464	2,836	—	28,464	2,836	31,300	1,273	2010	0.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2012
($ in thousands)

California	LCA008	—		30,500	—	—	30,500	—	30,500	—	2011	0.0
California	LCA003	—		87,300	—	8,433	95,733	—	95,733	—	2009	0.0
California	LCA004	—		68,155	—	(21,405)	46,750	—	46,750	—	2000	0.0
California	LCA005	—		84,100	—	2	84,102	—	84,102	—	2010	0.0
California	LCA006	—		59,100	—	—	59,100	—	59,100	—	2010	0.0
Florida	LFA001	—		7,600	—	—	7,600	—	7,600	—	2009	0.0
Florida	LFA002	—		8,100	—	—	8,100	—	8,100	—	2009	0.0
Florida	LFA006	—		9,300	—	—	9,300	—	9,300	—	2012	0.0
Florida	LFA003	—		26,600	—	1,529	26,600	1,529	28,129	—	2010	0.0
Florida	LFA004	—		25,600	—	1,006	25,600	1,006	26,606	—	2009	0.0
Florida	LFA005	—		9,300	—	—	9,300	—	9,300	—	2010	0.0
Hawaii	LHI001	—		14,800	—	—	14,800	—	14,800	—	2010	0.0
Illinois	LIL001	—		9,500	—	—	9,500	—	9,500	—	2011	0.0
Maryland	LMD001	—		102,938	—	—	102,938	—	102,938	—	2009	0.0
Maryland	LMD002	—	(1)	2,486	—	—	2,486	—	2,486	255	1999	70.0
New Jersey	LNJ001	—		43,300	—	25,568	68,868	—	68,868	4	2009	0.0
New York	LNY002	—		58,900	—	518	58,900	518	59,418	—	2011	0.0
New York	LNY001	—		52,461	—	—	52,461	—	52,461	—	2009	0.0
Oregon	LOR001	—		3,674	—	4	3,674	4	3,678	—	2012	0.0
Oregon	LOR002	—		20,326	—	(744)	19,582	—	19,582	—	2012	0.0
Texas	LTX001	—	(1)	3,375	106	—	3,375	106	3,481	38	2005	0.0
Texas	LTX002	—	(1)	3,621	200	—	3,621	200	3,821	72	2005	0.0
Virginia	LVA001	—		60,814	—	11,789	72,603	—	72,603	801	2009	0.0
Virginia	LVA001	—		11,324	—	(5,774)	5,550	—	5,550	—	2009	0.0
Subtotal		$—		$941,508	$8,286	$20,927	$959,377	$11,344	$970,721	$2,658
ENTERTAINMENT:
Alabama	EAL001	—	(1)	277	359	(3)	277	356	633	79	2004	40.0
Alabama	EAL002	—	(1)	319	414	—	319	414	733	91	2004	40.0
Arizona	EAZ001	—	(1)	793	1,027	—	793	1,027	1,820	227	2004	40.0
Arizona	EAZ002	—	(1)	521	673	(4)	521	669	1,190	149	2004	40.0
Arizona	EAZ003	—	(1)	305	394	(3)	305	391	696	87	2004	40.0
Arizona	EAZ004	—	(1)	630	815	—	630	815	1,445	180	2004	40.0
Arizona	EAZ005	—	(1)	590	764	—	590	764	1,354	169	2004	40.0
Arizona	EAZ006	—	(1)	476	616	(4)	476	612	1,088	136	2004	40.0
Arizona	EAZ007	—	(1)	654	845	—	654	845	1,499	166	2004	40.0
Arizona	EAZ008	—	(1)	666	862	(6)	666	856	1,522	191	2004	40.0
Arizona	EAZ009	—	(1)	460	596	—	460	596	1,056	132	2004	40.0
California	ECA001	—	(1)	1,097	1,421	—	1,097	1,421	2,518	314	2004	40.0
California	ECA002	—	(1)	434	560	1	434	561	995	124	2004	40.0
California	ECA003	—	(1)	332	429	—	332	429	761	95	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2012
($ in thousands)

California	ECA004	—	(1)	1,642	2,124	(16)	1,642	2,108	3,750	470	2004	40.0
California	ECA005	—	(1)	676	876	—	676	876	1,552	194	2004	40.0
California	ECA006	—	(1)	720	932	—	720	932	1,652	206	2004	40.0
California	ECA007	—	(1)	574	743	(5)	574	738	1,312	164	2004	40.0
California	ECA008	—	(1)	392	508	(4)	392	504	896	112	2004	40.0
California	ECA009	—	(1)	358	464	(3)	358	461	819	103	2004	40.0
California	ECA010	—	(1)	—	18,000	—	—	18,000	18,000	3,912	2003	40.0
California	ECA011	—	(1)	852	1,101	(8)	852	1,093	1,945	244	2004	40.0
California	ECA012	—	(1)	1,572	2,034	—	1,572	2,034	3,606	450	2004	40.0
California	ECA013	—	(1)	—	1,953	25,772	—	27,725	27,725	2,655	2008	40.0
California	ECA014	—	(1)	659	852	(6)	659	846	1,505	188	2004	40.0
California	ECA015	—	(1)	562	729	—	562	729	1,291	161	2004	40.0
California	ECA016	—	(1)	896	1,159	(8)	896	1,151	2,047	256	2004	40.0
Colorado	ECO001	—	(1)	466	602	(5)	466	597	1,063	133	2004	40.0
Colorado	ECO002	—	(1)	640	827	1	640	828	1,468	183	2004	40.0
Colorado	ECO003	—	(1)	729	944	—	729	944	1,673	209	2004	40.0
Colorado	ECO004	—	(1)	536	694	(5)	536	689	1,225	153	2004	40.0
Colorado	ECO005	—	(1)	412	533	—	412	533	945	118	2004	40.0
Colorado	ECO006	—	(1)	901	1,165	(9)	901	1,156	2,057	258	2004	40.0
Connecticut	ECT001	—	(1)	1,097	1,420	(10)	1,097	1,410	2,507	314	2004	40.0
Connecticut	ECT002	—	(1)	330	426	—	330	426	756	94	2004	40.0
Delaware	EDE001	—	(1)	1,076	1,390	4	1,076	1,394	2,470	308	2004	40.0
Florida	EFL001	—	(1)	—	41,809	—	—	41,809	41,809	12,111	2005	27.0
Florida	EFL002	—	(1)	412	531	(3)	412	528	940	118	2004	40.0
Florida	EFL003	—	(1)	6,550	—	17,118	6,533	17,135	23,668	2,424	2006	40.0
Florida	EFL004	—	(1)	1,067	1,382	—	1,067	1,382	2,449	306	2004	40.0
Florida	EFL005	—	(1)	340	439	(3)	340	436	776	97	2004	40.0
Florida	EFL006	—	(1)	401	520	—	401	520	921	115	2004	40.0
Florida	EFL007	—	(1)	507	655	(5)	507	650	1,157	145	2004	40.0
Florida	EFL008	—	(1)	282	364	(3)	282	361	643	81	2004	40.0
Florida	EFL009	—	(1)	352	455	—	352	455	807	101	2004	40.0
Florida	EFL010	—	(1)	404	524	—	404	524	928	116	2004	40.0
Florida	EFL011	—	(1)	437	567	—	437	567	1,004	125	2004	40.0
Florida	EFL012	—	(1)	532	689	—	532	689	1,221	152	2004	40.0
Florida	EFL013	—	(1)	379	490	(4)	379	486	865	108	2004	40.0
Florida	EFL014	—	(1)	486	629	—	486	629	1,115	139	2004	40.0
Florida	EFL015	—	(1)	433	561	(4)	433	557	990	124	2004	40.0
Florida	EFL016	—	(1)	497	643	(5)	497	638	1,135	142	2004	40.0
Florida	EFL017	—		360	840	(1,186)	360	(346)	14	—	2010	0.0
Florida	EFL018	—	(1)	643	833	(6)	643	827	1,470	184	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2012
($ in thousands)

Florida	EFL019	—	(1)	4,200	18,272	—	4,200	18,272	22,472	3,584	2005	40.0
Florida	EFL020	—	(1)	551	714	(6)	551	708	1,259	158	2004	40.0
Florida	EFL021	—	(1)	364	470	(3)	364	467	831	104	2004	40.0
Florida	EFL022	—	(1)	507	656	—	507	656	1,163	145	2004	40.0
Florida	EFL023	—	(1)	—	19,337	—	—	19,337	19,337	3,793	2005	40.0
Georgia	EGA001	—	(1)	510	660	(5)	510	655	1,165	146	2004	40.0
Georgia	EGA002	—	(1)	286	371	—	286	371	657	82	2004	40.0
Georgia	EGA003	—	(1)	474	613	—	474	613	1,087	136	2004	40.0
Georgia	EGA004	—	(1)	581	752	—	581	752	1,333	166	2004	40.0
Georgia	EGA005	—	(1)	718	930	(7)	718	923	1,641	206	2004	40.0
Georgia	EGA006	—	(1)	546	706	—	546	706	1,252	156	2004	40.0
Georgia	EGA007	—	(1)	502	651	(5)	502	646	1,148	144	2004	40.0
Iowa	EIA001	—	(1)	425	551	(4)	425	547	972	122	2004	40.0
Illinois	EIL001	—	(1)	335	434	—	335	434	769	96	2004	40.0
Illinois	EIL002	—	(1)	481	622	—	481	622	1,103	138	2004	40.0
Illinois	EIL003	—	(1)	8,803	57	30,479	8,803	30,536	39,339	4,056	2006	40.0
Illinois	EIL004	—	(1)	433	560	(5)	433	555	988	124	2004	40.0
Illinois	EIL005	—	(1)	431	557	(4)	431	553	984	123	2004	40.0
Indiana	EIN001	—	(1)	542	701	(5)	542	696	1,238	155	2004	40.0
Kentucky	EKY001	—	(1)	417	539	—	417	539	956	119	2004	40.0
Kentucky	EKY002	—	(1)	365	473	(3)	365	470	835	105	2004	40.0
Maryland	EMD001	—	(1)	428	554	—	428	554	982	122	2004	40.0
Maryland	EMD002	—	(1)	575	745	—	575	745	1,320	165	2004	40.0
Maryland	EMD003	—	(1)	362	468	(3)	362	465	827	104	2004	40.0
Maryland	EMD004	—	(1)	884	1,145	(9)	884	1,136	2,020	253	2004	40.0
Maryland	EMD005	—	(1)	371	481	—	371	481	852	106	2004	40.0
Maryland	EMD006	—	(1)	399	518	(4)	399	514	913	114	2004	40.0
Maryland	EMD007	—	(1)	649	839	(6)	649	833	1,482	186	2004	40.0
Maryland	EMD008	—	(1)	366	473	(3)	366	470	836	105	2004	40.0
Maryland	EMD009	—	(1)	398	516	(4)	398	512	910	114	2004	40.0
Maryland	EMD010	—	(1)	388	505	—	388	505	893	111	2004	40.0
Maryland	EMD011	—	(1)	1,126	1,458	—	1,126	1,458	2,584	322	2004	40.0
Massachusetts	EMA001	—	(1)	523	678	(6)	523	672	1,195	150	2004	40.0
Massachusetts	EMA002	—	(1)	548	711	—	548	711	1,259	157	2004	40.0
Massachusetts	EMA003	—	(1)	519	672	(5)	519	667	1,186	149	2004	40.0
Massachusetts	EMA004	—	(1)	344	445	—	344	445	789	98	2004	40.0
Michigan	EMI001	—	(1)	309	400	—	309	400	709	88	2004	40.0
Michigan	EMI002	—	(1)	516	667	(5)	516	662	1,178	148	2004	40.0
Michigan	EMI003	—	(1)	554	718	—	554	718	1,272	159	2004	40.0
Michigan	EMI004	—	(1)	387	500	(4)	387	496	883	111	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2012
($ in thousands)

Michigan	EMI005	—	(1)	533	691	(6)	533	685	1,218	153	2004	40.0
Michigan	EMI006	—	(1)	356	460	—	356	460	816	102	2004	40.0
Minnesota	EMN001	—	(1)	666	861	(6)	666	855	1,521	190	2004	40.0
Minnesota	EMN002	—	(1)	2,962	—	15,384	2,962	15,384	18,346	1,936	2006	40.0
Minnesota	EMN003	—	(1)	359	465	—	359	465	824	103	2004	40.0
Minnesota	EMN004	—	(1)	2,437	8,715	679	2,437	9,394	11,831	1,587	2006	40.0
Missouri	EMO001	—	(1)	334	432	—	334	432	766	96	2004	40.0
Missouri	EMO002	—	(1)	404	523	(4)	404	519	923	116	2004	40.0
Missouri	EMO003	—	(1)	462	597	(4)	462	593	1,055	132	2004	40.0
Missouri	EMO004	—	(1)	878	1,139	—	878	1,139	2,017	252	2004	40.0
New Jersey	ENJ001	—	(1)	1,560	2,019	(15)	1,560	2,004	3,564	446	2004	40.0
New Jersey	ENJ002	—	(1)	830	1,075	—	830	1,075	1,905	238	2004	40.0
Nevada	ENV001	—	(1)	440	569	(4)	440	565	1,005	126	2004	40.0
New York	ENY001	—	(1)	603	779	(6)	603	773	1,376	172	2004	40.0
New York	ENY002	—	(1)	442	571	—	442	571	1,013	126	2004	40.0
New York	ENY003	—	(1)	562	728	—	562	728	1,290	161	2004	40.0
New York	ENY004	—	(1)	385	499	(3)	385	496	881	110	2004	40.0
New York	ENY005	—	(1)	350	453	—	350	453	803	100	2004	40.0
New York	ENY006	—	(1)	326	421	—	326	421	747	93	2004	40.0
New York	ENY007	—	(1)	494	640	—	494	640	1,134	141	2004	40.0
New York	ENY008	—	(1)	320	414	(3)	320	411	731	92	2004	40.0
New York	ENY009	—	(1)	399	516	(4)	399	512	911	114	2004	40.0
New York	ENY010	—	(1)	959	1,240	(9)	959	1,231	2,190	274	2004	40.0
New York	ENY011	—	(1)	587	761	—	587	761	1,348	168	2004	40.0
New York	ENY012	—	(1)	521	675	(5)	521	670	1,191	149	2004	40.0
New York	ENY013	—	(1)	711	920	—	711	920	1,631	203	2004	40.0
New York	ENY014	—	(1)	558	723	(6)	558	717	1,275	160	2004	40.0
New York	ENY015	—	(1)	747	967	—	747	967	1,714	214	2004	40.0
New York	ENY016	—	(1)	683	885	(7)	683	878	1,561	196	2004	40.0
New York	ENY017	—	(1)	1,492	1,933	—	1,492	1,933	3,425	427	2004	40.0
New York	ENY018	—	(1)	1,471	1,904	(14)	1,471	1,890	3,361	421	2004	40.0
North Carolina	ENC001	—	(1)	397	513	—	397	513	910	114	2004	40.0
North Carolina	ENC002	—	(1)	476	615	(4)	476	611	1,087	136	2004	40.0
North Carolina	ENC003	—	(1)	410	530	(4)	410	526	936	117	2004	40.0
North Carolina	ENC004	—	(1)	402	520	(4)	402	516	918	115	2004	40.0
North Carolina	ENC005	—	(1)	948	1,227	—	948	1,227	2,175	271	2004	40.0
North Carolina	ENC006	—	(1)	259	336	(3)	259	333	592	74	2004	40.0
North Carolina	ENC007	—	(1)	349	452	—	349	452	801	100	2004	40.0
North Carolina	ENC008	—	(1)	640	828	—	640	828	1,468	183	2004	40.0
North Carolina	ENC009	—	(1)	409	531	—	409	531	940	117	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2012
($ in thousands)

North Carolina	ENC010	—	(1)	965	1,249	(10)	965	1,239	2,204	276	2004	40.0
North Carolina	ENC011	—	(1)	475	615	—	475	615	1,090	136	2004	40.0
North Carolina	ENC012	—	(1)	494	638	(4)	494	634	1,128	141	2004	40.0
Ohio	EOH001	—	(1)	434	562	—	434	562	996	124	2004	40.0
Ohio	EOH002	—	(1)	967	1,252	(9)	967	1,243	2,210	277	2004	40.0
Ohio	EOH003	—	(1)	281	365	(3)	281	362	643	81	2004	40.0
Ohio	EOH004	—	(1)	393	508	—	393	508	901	112	2004	40.0
Oklahoma	EOK001	—	(1)	431	557	(4)	431	553	984	123	2004	40.0
Oklahoma	EOK002	—	(1)	954	1,235	—	954	1,235	2,189	273	2004	40.0
Oregon	EOR001	—	(1)	373	484	—	373	484	857	107	2004	40.0
Oregon	EOR002	—	(1)	393	508	(4)	393	504	897	112	2004	40.0
Pennsylvania	EPA001	—	(1)	407	527	—	407	527	934	117	2004	40.0
Pennsylvania	EPA002	—	(1)	421	544	—	421	544	965	120	2004	40.0
Pennsylvania	EPA003	—	(1)	409	528	(4)	409	524	933	117	2004	40.0
Pennsylvania	EPA004	—	(1)	407	527	(3)	407	524	931	117	2004	40.0
Puerto Rico	EPR001	—	(1)	950	1,230	—	950	1,230	2,180	272	2004	40.0
Rhode Island	ERI001	—	(1)	850	1,100	(8)	850	1,092	1,942	243	2004	40.0
South Carolina	ESC001	—	(1)	943	1,220	(9)	943	1,211	2,154	270	2004	40.0
South Carolina	ESC002	—	(1)	332	429	—	332	429	761	95	2004	40.0
South Carolina	ESC003	—	(1)	924	1,196	—	924	1,196	2,120	265	2004	40.0
Tennessee	ETN001	—	(1)	260	338	—	260	338	598	75	2004	40.0
Texas	ETX001	—	(1)	1,045	1,353	—	1,045	1,353	2,398	299	2004	40.0
Texas	ETX002	—	(1)	593	767	(6)	593	761	1,354	170	2004	40.0
Texas	ETX003	—	(1)	985	1,276	—	985	1,276	2,261	282	2004	40.0
Texas	ETX004	—	(1)	838	1,083	(8)	838	1,075	1,913	240	2004	40.0
Texas	ETX005	—	(1)	528	682	(5)	528	677	1,205	151	2004	40.0
Texas	ETX006	—	(1)	480	622	(4)	480	618	1,098	137	2004	40.0
Texas	ETX007	—	(1)	975	1,261	(10)	975	1,251	2,226	279	2004	40.0
Texas	ETX008	—	(1)	1,108	1,433	(10)	1,108	1,423	2,531	317	2004	40.0
Texas	ETX009	—	(1)	425	549	—	425	549	974	122	2004	40.0
Texas	ETX010	—	(1)	518	671	—	518	671	1,189	148	2004	40.0
Texas	ETX011	—	(1)	758	981	1	758	982	1,740	217	2004	40.0
Texas	ETX012	—	(1)	399	517	—	399	517	916	114	2004	40.0
Texas	ETX013	—	(1)	375	485	(3)	375	482	857	107	2004	40.0
Texas	ETX014	—	(1)	438	567	(4)	438	563	1,001	125	2004	40.0
Texas	ETX015	—	(1)	285	369	—	285	369	654	82	2004	40.0
Texas	ETX016	—	(1)	554	718	(5)	554	713	1,267	159	2004	40.0
Texas	ETX017	—	(1)	561	726	—	561	726	1,287	161	2004	40.0
Texas	ETX018	—	(1)	753	976	—	753	976	1,729	216	2004	40.0
Texas	ETX019	—	(1)	521	675	—	521	675	1,196	149	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2012
($ in thousands)

Texas	ETX020	—	(1)	634	821	(6)	634	815	1,449	182	2004	40.0
Texas	ETX021	—	(1)	379	491	(4)	379	487	866	109	2004	40.0
Texas	ETX022	—	(1)	592	766	—	592	766	1,358	169	2004	40.0
Utah	EUT001	—	(1)	624	808	—	624	808	1,432	179	2004	40.0
Virginia	EVA001	—	(1)	1,134	1,467	—	1,134	1,467	2,601	325	2004	40.0
Virginia	EVA002	—	(1)	845	1,094	—	845	1,094	1,939	242	2004	40.0
Virginia	EVA003	—	(1)	884	1,145	(9)	884	1,136	2,020	253	2004	40.0
Virginia	EVA004	—	(1)	953	1,233	(10)	953	1,223	2,176	273	2004	40.0
Virginia	EVA005	—	(1)	487	632	—	487	632	1,119	140	2004	40.0
Virginia	EVA006	—	(1)	425	550	(4)	425	546	971	122	2004	40.0
Virginia	EVA007	—	(1)	1,151	1,490	(11)	1,151	1,479	2,630	329	2004	40.0
Virginia	EVA008	—	(1)	546	707	—	546	707	1,253	156	2004	40.0
Virginia	EVA009	—	(1)	851	1,103	—	851	1,103	1,954	244	2004	40.0
Virginia	EVA010	—	(1)	819	1,061	—	819	1,061	1,880	235	2004	40.0
Virginia	EVA011	—	(1)	958	1,240	—	958	1,240	2,198	274	2004	40.0
Virginia	EVA012	—	(1)	788	1,020	(8)	788	1,012	1,800	226	2004	40.0
Virginia	EVA013	—	(1)	554	716	(5)	554	711	1,265	158	2004	40.0
Washington	EWA001	—	(1)	1,500	6,500	—	1,500	6,500	8,000	1,739	2003	40.0
Wisconsin	EWI001	—	(1)	521	673	2	521	675	1,196	149	2004	40.0
Wisconsin	EWI002	—	(1)	413	535	—	413	535	948	118	2004	40.0
Wisconsin	EWI003	—	(1)	542	702	(6)	542	696	1,238	155	2004	40.0
Wisconsin	EWI004	—	(1)	793	1,025	(8)	793	1,017	1,810	227	2004	40.0
Wisconsin	EWI005	—	(1)	1,124	1,455	—	1,124	1,455	2,579	322	2004	40.0
Subtotal		$—		$137,683	$258,985	$87,732	$137,666	$346,734	$484,400	$69,512
RETAIL:
Arizona	RAZ003	—		2,625	4,875	(459)	2,625	4,416	7,041	112	2009	40.0
Arizona	RAZ004	—		2,184	4,056	(1,588)	2,184	2,468	4,652	74	2009	0.0
Arizona	RAZ005	—	(1)	2,657	3,629	(277)	2,657	3,352	6,009	354	2011	40.0
California	RCA003	—		1,430	770	—	1,430	770	2,200	—	2012	0.0
California	RCA001	—	(1)	2,569	3,031	111	2,569	3,142	5,711	241	2010	40.0
Colorado	RCO001	—	(1)	2,631	410	5,195	2,607	5,629	8,236	893	2006	40.0
Florida	RFL004	—		4,800	19,200	71	4,800	19,271	24,071	—	2011	0.0
Florida	RFL003	—	(1)	3,950	131	10,285	3,908	10,458	14,366	1,757	2005	40.0
Hawaii	RHI001	—		3,393	21,307	2,923	3,393	24,230	27,623	2,344	2009	40.0
Illinois	RIL002	—		14,934	32,866	1	14,934	32,867	47,801	597	2012	40.0
Illinois	RIL001	—	(1)	—	18,700	583	—	19,283	19,283	4,548	2010	40.0
New Mexico	RNM001	—	(1)	1,733	131	8,370	1,705	8,529	10,234	1,355	2005	40.0
New York	RNY001	—	(1)	731	6,204	699	711	6,923	7,634	1,463	2005	40.0
New York	RNY002	—		1,760	3,740	(2,200)	1,056	2,244	3,300	—	2009	0.0
Pennsylvania	RPA002	—	(1)	4,247	7,888	(1)	4,247	7,887	12,134	—	2012	0.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2012
($ in thousands)

Pennsylvania	RPA001	—	(1)	5,687	65,312	1,250	5,687	66,562	72,249	4,592	2011	40.0
South Carolina	RSC001	—		2,126	2,874	(790)	1,337	2,873	4,210	2,060	2007	40.0
Texas	RTX001	—	(1)	3,538	4,346	171	3,514	4,541	8,055	1,088	2005	40.0
Texas	RTX002	—		1,225	2,275	(791)	1,225	1,484	2,709	—	2010	0.0
Texas	RTX003	—		630	1,170	(409)	630	761	1,391	—	2010	0.0
Utah	RUT001	—	(1)	3,502	131	5,975	3,502	6,106	9,608	1,049	2005	40.0
Virginia	RVA001	—	(1)	4,720	18,881	—	4,720	18,881	23,601	536	2011	40.0
Washington	RWA001	—		1,301	—	(990)	311	—	311	—	2012	0.0
Subtotal		$—		$72,373	$221,927	$28,129	$69,752	$252,677	$322,429	$23,063
HOTEL:
California	HCA002	—	(1)	4,394	27,030	(871)	4,394	26,159	30,553	9,954	1998	40.0
California	HCA003	—	(1)	3,308	20,623	(664)	3,308	19,959	23,267	7,581	1998	40.0
Colorado	HCO001	—	(1)	1,242	7,865	(253)	1,242	7,612	8,854	2,885	1998	40.0
Georgia	HGA001	—	(1)	6,378	25,514	1	6,378	25,515	31,893	2,057	2010	40.0
Hawaii	HHI001	—	(1)	17,996	17,996	1,777	17,996	19,773	37,769	3,153	2009	40.0
Hawaii	HHO003	—	(1)	4,195	4,195	(5,761)	1,315	1,314	2,629	—	2009	0.0
Hawaii	HHI002	—		3,000	12,000	1,050	3,000	13,050	16,050	929	2009	0.0
Utah	HUT001	—	(1)	5,620	32,695	(1,058)	5,620	31,637	37,257	12,138	1998	40.0
Washington	HWA004	—	(1)	5,101	32,080	(1,031)	5,101	31,049	36,150	11,767	1998	40.0
Subtotal		$—		$51,234	$179,998	$(6,810)	$48,354	$176,068	$224,422	$50,464
APARTMENT/RESID:
Arizona	AAZ001	—		4,480	17,921	(19,749)	530	2,122	2,652	—	2010	0.0
Arizona	AAZ002	—		1,625	11,174	12,340	2,242	22,897	25,139	599	2009	0.0
California	ACA001	—	(1)	7,333	29,333	(9,083)	7,333	20,250	27,583	—	2009	0.0
California	ACA002	—	(1)	10,078	40,312	(32,647)	3,549	14,194	17,743	—	2007	0.0
Florida	AFL001	—	(1)	2,394	24,206	(22,943)	2,394	1,263	3,657	—	2009	0.0
Florida	AFL002	—		6,540	15,260	(1,488)	6,540	13,772	20,312	—	2010	0.0
Florida	AFL003	—		30,900	30,900	(42,100)	9,850	9,850	19,700	—	2011	0.0
Georgia	AGA001	—	(1)	2,963	11,850	1,519	3,266	13,066	16,332	—	2010	0.0
Hawaii	AHI001	—	(1)	8,080	12,120	(9,036)	8,080	3,084	11,164	—	2010	0.0
Hawaii	AHI002	—	(1)	4,430	18,170	(16,474)	1,201	4,925	6,126	—	2009	0.0
Hawaii	AHI003	—	(1)	3,483	9,417	(7,482)	1,238	4,180	5,418	—	2009	0.0
Nevada	ANZ001	—	(1)	18,117	106,829	(80,131)	6,498	38,317	44,815	—	2009	0.0
New Jersey	ANJ001	—		36,405	64,719	(81,026)	7,236	12,862	20,098	—	2009	0.0
New York	ANY001	—		—	114,400	(89,666)	—	24,734	24,734	—	2009	0.0
Pennsylvania	APA001	—	(1)	44,438	82,527	(57,909)	44,438	24,618	69,056	—	2012	0.0
Pennsylvania	APA002	—	(1)	15,890	29,510	64	15,890	29,574	45,464	—	2012	0.0
Washington	AWA001	—	(1)	2,342	44,478	(28,803)	902	17,115	18,017	—	2009	0.0
Subtotal		$—		$199,498	$663,126	$(484,614)	$121,187	$256,823	$378,010	$599
MIXED USE:

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2012
($ in thousands)

Arizona	MAZ002	—	(1)	10,182	59,200	14,566	10,030	73,918	83,948		2,686	2011	40.0
California	MCA001	—	(1)	5,869	629	3	5,870	631	6,501		44	2010	0.0
Florida	MFL001	—	(1)	8,450	13,251	2,055	8,450	15,306	23,756		5,119	2008	40.0
Georgia	MGA001	—	(1)	4,480	17,916	1,271	4,479	19,188	23,667		334	2010	0.0
Subtotal		$—		$28,981	$90,996	$17,895	$28,829	$109,043	$137,872		$8,183
Total		$264,432		$1,639,353	$2,459,271	$(226,071)	$1,573,175	$2,299,378	$3,872,553	(2)	$437,665

Explanatory Notes:
_______________________________________________________________________________

(1)	Consists of properties pledged as collateral under the Company's secured credit facilities with a total book value of $1.66 billion.

(2)	The aggregate cost for Federal income tax purposes was approximately $4.05 billion at December 31, 2012.

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2012
($ in thousands)

1.     Reconciliation of Real Estate:
The following table reconciles Real Estate from January 1, 2010 to December 31, 2012:

	2012	2011	2010
Balance at January 1	$4,022,173	$3,745,539	$4,690,096
Improvements and additions	126,580	64,558	160,549
Acquisitions through foreclosure	269,100	502,482	773,315
Dispositions	(510,504)	(269,761)	(1,858,817)
Impairments	(34,796)	(20,645)	(19,604)
Balance at December 31	$3,872,553	$4,022,173	$3,745,539
2.     Reconciliation of Accumulated Depreciation:
The following table reconciles Accumulated Depreciation from January 1, 2010 to December 31, 2012:

	2012	2011	2010
Balance at January 1	$(396,804)	$(357,420)	$(525,113)
Additions	(69,293)	(62,674)	(101,621)
Dispositions	28,432	23,290	269,314
Balance at December 31	$(437,665)	$(396,804)	$(357,420)

iStar Financial Inc.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2012
($ in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)
Senior Mortgages:
Borrower A	Mixed Use/Mixed Collateral	LIBOR + 3.3%	LIBOR + 3.3%	October 2013	IO	$—	$99,725	$99,730
Borrower B	Condominium	LIBOR + 3.5%	LIBOR + 3.5%	May 2013	IO	—	96,997	98,055
Borrower C(3)	Entertainment/Leisure	17%	17%	April 2009	IO	—	221,358	74,541
Borrower D(4)	Land	LIBOR + 3.5%	LIBOR + 3.5%	May 2009	IO	—	71,480	62,248
Borrower E(5)	Condominium	LIBOR + 4%	LIBOR + 4%	December 2013	IO	—	59,338	59,474
Borrower F(6)	Land	LIBOR + 3.5%	0%	June 2010	IO	—	137,807	56,087
Borrower G(7)	Hotel	LIBOR + 4.25%	LIBOR + 4.25%	June 2014	P&I	—	55,830	55,816
Borrower H(8)	Industrial/R&D	LIBOR + 1.5%	LIBOR + 1.5%	December 2014	IO	—	54,596	51,705
Borrower I	Land	LIBOR + 7%	LIBOR + 7%	June 2013	IO	—	46,910	47,666
Senior mortgages individually <3%	Condominium, Retail, Land, Industrial/R&D, Mixed Use/Mixed Collateral, Office, Hotel, Entertainment/Leisure, Other	Fixed: 4% to 23% Variable: LIBOR + 1.5% to LIBOR + 8.25%	Fixed: 2.5% to 10% Variable: LIBOR + 0.5% to LIBOR + 8.25%	2013 to 2024			902,836	703,173
							$1,746,877	$1,308,495
Subordinate Mortgages:
Subordinate mortgages individually <3%	Retail, Mixed Use/Mixed Collateral, Office, Hotel, Other	Fixed: 5% to 14% Variable: LIBOR + 3.98% to LIBOR + 3.98%	Fixed: 6.5% to 10.5% Variable: LIBOR + 3.98% to LIBOR + 3.98%	2013 to 2018			$152,011	$113,159
							$152,011	$113,159
Total mortgages							$1,898,888	$1,421,654

Explanatory Notes:
_______________________________________________________________________________

(1)	Amounts are presented net of asset-specific reserves of $482.3 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.

(2)	The carrying amount of mortgages approximated the federal income tax basis.

(3)	Loan is in default with $221.4 million of principal that is more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status.

(4)
Loan is in default with $71.5 million of principal that is more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status. As of December 31, 2012, included a LIBOR interest rate floor of 3.5%.

(5)	As of December 31, 2012, included a LIBOR interest rate floor of 4.0%.

(6)	Loan is in default with $137.8 million of principal that is more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status.

(7)	Loan is in default with interest payments that are more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status.

(8)	As of December 31, 2012, included a LIBOR interest rate floor of 3.88%.

iStar Financial Inc.
Schedule IV—Mortgage Loans on Real Estate (Continued)
As of December 31, 2012
($ in thousands)
Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2010 to December 31, 2012 (1):

	2012	2011	2010
Balance at January 1	$2,449,554	$4,012,067	$6,662,379
Additions:
New mortgage loans	2,205	20,000	—
Additions under existing mortgage loans	29,887	82,598	326,093
Other(2)	33,324	32,922	48,493
Deductions(3):
Collections of principal	(700,943)	(1,047,943)	(2,004,129)
Provision for loan losses	(121,869)	(93,187)	(291,905)
Transfers to real estate and equity investments	(270,359)	(556,753)	(728,559)
Amortization of premium	(145)	(150)	(305)
Balance at December 31	$1,421,654	$2,449,554	$4,012,067

Explanatory Notes:
_______________________________________________________________________________

(1)	Balances represent the carrying value of loans, which are net of asset specific reserves.

(2)	Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.

(3)	Amounts are presented net of charge-offs of $106.9 million, $214.0 million and $804.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Item 9.    Changes and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure
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
Based upon their evaluation as of December 31, 2012, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
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
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2012.
The Company's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 49.
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

Item 9b.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2013 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2013 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2013 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2013 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2013 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

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

3.2	Bylaws of the Company.(3)

3.3	Articles Supplementary for High Performance Common Stock-Series 1.(5)

3.4	Articles Supplementary for High Performance Common Stock-Series 2.(5)

3.5	Articles Supplementary for High Performance Common Stock-Series 3.(5)

3.6	Articles Supplementary relating to Series E Preferred Stock.(6)

3.7	Articles Supplementary relating to Series F Preferred Stock.(7)

3.8	Articles Supplementary relating to Series G Preferred Stock.(8)

3.9	Articles Supplementary relating to Series I Preferred Stock.(10)

4.1	Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate.(6)

4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate.(7)

4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(8)

4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(10)

4.5	Form of Stock Certificate for the Company's Common Stock.(1)

4.6	Form of Global Note evidencing 5.85% Senior Notes due 2017 issued on March 9, 2007.(23)

4.7	Form of Global Note evidencing 5.95% Senior Notes due 2013 issued on September 22, 2006.(18)

4.8	Form of Global Note evidencing 5.875% Senior Notes due 2016 issued on February 21, 2006.(17)

4.9	Form of Global Note evidencing 6.05% Senior Notes due 2015 issued on April 21, 2005.(15)

4.10
Form of Global Note evidencing 5.70% Senior Notes due 2014 issued on March 9, 2004 and March 1, 2005 in connection with the Company's exchange offer for TriNet Corporate Realty Trust, Inc.'s 7.70% Notes due 2017.(13)

4.11	Form of Global Note evidencing 8.625% Senior Notes due 2013 issued on May 21, 2008.(25)

4.12	Form of Global Note evidencing 9.0% Senior Series B Notes due 2017 issued on July 9, 2012. (28)

4.13	Form of Global Note evidencing 7.125% Senior Notes due 2018 issued on November 13, 2012.(30)

4.14	Form of Global Note evidencing 3.00% Convertible Senior Notes due 2016 issued on November 13, 2012.(30)

4.15	Fourth Supplemental Indenture, dated as of December 12, 2003.(16)

4.16	Fifth Supplemental Indenture, dated as of March 1, 2005.(16)

4.17	Eighth Supplemental Indenture, dated as of April 21, 2005.(16)

4.18	Eleventh Supplemental Indenture, dated as of February 21, 2006.(17)

4.19	First Supplemental Indenture (containing amendments to the 5.70% Notes due 2014), dated as of January 9, 2007.(20)

4.20	Seventeenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.85% Senior Notes due 2017.(22)

4.21	Twentieth Supplemental Indenture, dated as of May 21, 2008, governing the 8.625% Senior Notes due 2013.(25)

4.22	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(4)

4.23	Indenture, dated March 9, 2004, governing the 5.70% Senior Notes due 2014.(12)

4.24	Indenture, dated September 22, 2006, governing the 5.95% Senior Notes due 2013.(18)

4.25	Indenture, dated May 8, 2012 governing the 9.0% Senior Series B Notes due 2017.(27)

4.26	Twenty-First Supplemental Indenture, dated as of November 13, 2012 governing the 7.125% Senior Notes due 2018.(30)

4.27	Twenty-Second Supplemental Indenture, dated as of November 13, 2012 governing the 3.00% Convertible Senior Notes due 2016.(30)

10.1	iStar Financial Inc. 2009 Long Term Incentive Compensation Plan.(19)

10.2	Performance Retention Grant Agreement, dated February 11, 2004.(9)

10.3	Amended and Restated Employment Agreement, dated January 19, 2005, by and between Falcon Financial Investment Trust and Vernon B. Schwartz.(14)

10.4	Non-Employee Directors' Deferral Plan.(11)

10.5	Form of Restricted Stock Unit Award Agreement.(21)

10.6	Form of Restricted Stock Unit Award Agreement (Performance‑Based Vesting).(24)

10.7
Credit Agreement, dated March 19, 2012, by and among the Company, the banks set forth therein and Barclays Bank PLC, as administrative agent, Bank Of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners and J.P. Morgan Securities, LLC, as joint bookrunner.(26)

10.8	Security Agreement, dated March 19, 2012, made by the Company, and other parties thereto in favor of Barclays Bank PLC, as administrative agent.(26)

10.9
Credit Agreement, dated October 15, 2012, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Barclays Bank PLC, as syndication agent and Bank of America, N.A., as documentation agent.(29)

10.10	Security Agreement, dated October 15, 2012, by iStar Tara Holdings LLC, SFI Belmont LLC and the others parties thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent.(29)

10.11	Guarantee Agreement, dated October 15, 2012, by iStar Tara Holdings LLC, SFI Belmont LLC and the others parties thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent.(29)

10.12
Amended and Restated Credit Agreement, dated February 11, 2013, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Barclays Bank, PLC, as syndication agent and Bank of America, N.A., as documentation agent. (31)

12.1	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.

12.2	Computation of Ratio of Adjusted EBITDA to interest expense and preferred dividends.

14.0	iStar Financial Inc. Code of Conduct.(13)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.0	Certifications pursuant to Section 302 of the Sarbanes‑Oxley Act.

32.0	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act.

100	XBRL-related documents

101	Interactive data file

Explanatory Notes:
________________________________________________________________________

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(3)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

(4)	Incorporated by reference from the Company's Form S-3 Registration Statement filed on February 12, 2001.

(5)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

(6)	Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.

(7)	Incorporated by reference from the Company's Current Report on Form 8-A filed on September 25, 2003.

(8)	Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.

(9)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(10)	Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.

(11)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 28, 2004.

(12)	Incorporated by reference from the Company's Form S-4 Registration Statement filed on May 21, 2004.

(13)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(14)	Incorporated by reference from Falcon Financial Investment Trust's Form 8-K filed on January 24, 2005.

(15)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 20, 2005.

(16)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

(17)	Incorporated by reference from the Company's Current Report on Form 8-K filed on February 24, 2006.

(18)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006.

(19)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 27, 2009.

(20)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 16, 2007.

(21)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.

(22)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 15, 2007.

(23)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007.

(24)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.

(25)	Incorporated by reference from the Company's Current Report on Form 8-K filed on May 27, 2008.
(26)    Incorporated by reference from the Company's Current Report on Form 8-K filed on March 23, 2012.
(27)    Incorporated by reference from the Company's Current Report on Form 8-K filed on May 11, 2012.
(28)    Incorporated by reference from the Company's Form S-4 Registration Statement filed on June 8, 2012.
(29)    Incorporated by reference from the Company's Current Report on Form 8-K filed on October 19, 2012.
(30)    Incorporated by reference from the Company's Current Report on Form 8-K filed on November 19, 2012.
(31)    Incorporated by reference from the Company's Current Report on Form 8-K filed on February 15, 2013.

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

iSTAR FINANCIAL INC. Registrant
Date:	March 1, 2013	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	March 1, 2013	/s/ DAVID M. DISTASO
David M. DiStaso Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2013	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	March 1, 2013	/s/ ROBERT W. HOLMAN, JR.
Robert W. Holman, Jr. Director

Date:	March 1, 2013	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	March 1, 2013	/s/ JOHN G. MCDONALD
John G. McDonald Director

Date:	March 1, 2013	/s/ GEORGE R. PUSKAR
George R. Puskar Director

Date:	March 1, 2013	/s/ DALE A. REISS
Dale A. Reiss Director

Date:	March 1, 2013	/s/ BARRY W. RIDINGS
Barry W. Ridings Director