Form 10-Q
period 2013-03-31
ISTAR FINANCIAL INC
filed 2013-05-06
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of May 3, 2013, there were 85,053,521 shares of Common Stock outstanding, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

iStar Financial Inc.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	March 31, 2013	December 31, 2012
ASSETS
Real estate
Real estate, at cost	$3,190,343	$3,226,648
Less: accumulated depreciation	(405,539)	(427,625)
Real estate, net	$2,784,804	$2,799,023
Real estate available and held for sale	599,061	635,865
	$3,383,865	$3,434,888
Loans receivable, net	1,582,656	1,829,985
Other investments	403,759	398,843
Cash and cash equivalents	468,394	256,344
Restricted cash	28,478	36,778
Accrued interest and operating lease income receivable, net	14,253	15,226
Deferred operating lease income receivable	87,414	84,735
Deferred expenses and other assets, net	108,299	93,990
Total assets	$6,077,118	$6,150,789
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$117,227	$132,460
Debt obligations, net	4,494,637	4,691,494
Total liabilities	$4,611,864	$4,823,954
Commitments and contingencies	—	—
Redeemable noncontrolling interests	13,162	13,681
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (see Note 11)	4	—
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 143,969 issued and 85,052 outstanding at March 31, 2013 and 142,699 issued and 83,782 outstanding at December 31, 2012	144	143
Additional paid-in capital	4,019,850	3,832,780
Retained earnings (deficit)	(2,403,291)	(2,360,647)
Accumulated other comprehensive income (loss) (see Note 11)	(1,464)	(1,185)
Treasury stock, at cost, $0.001 par value, 58,917 shares at March 31, 2013 and December 31, 2012	(241,969)	(241,969)
Total iStar Financial Inc. shareholders' equity	$1,383,096	$1,238,944
Noncontrolling interests	68,996	74,210
Total equity	$1,452,092	$1,313,154
Total liabilities and equity	$6,077,118	$6,150,789
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Operating lease income	$58,473	$53,123
Interest income	24,667	37,203
Other income	11,393	10,756
Total revenues	$94,533	$101,082
Costs and expenses:
Interest expense	$71,566	$85,344
Real estate expense	37,916	35,068
Depreciation and amortization	17,389	16,168
General and administrative	21,848	22,845
Provision for loan losses	10,206	17,500
Impairment of assets	—	749
Other expense	5,625	453
Total costs and expenses	$164,550	$178,127
Income (loss) before earnings from equity method investments and other items	$(70,017)	$(77,045)
Gain (loss) on early extinguishment of debt, net	(9,541)	1,704
Earnings from equity method investments	21,678	34,786
Income (loss) from continuing operations before income taxes	$(57,880)	$(40,555)
Income tax expense	(4,075)	(1,271)
Income (loss) from continuing operations(1)	$(61,955)	$(41,826)
Income (loss) from discontinued operations	961	(13,361)
Gain from discontinued operations	5,044	2,406
Income from sales of residential property	23,697	6,733
Net income (loss)	$(32,253)	$(46,048)
Net (income) loss attributable to noncontrolling interests	189	(25)
Net income (loss) attributable to iStar Financial Inc.	$(32,064)	$(46,073)
Preferred dividends	(10,580)	(10,580)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	1,381	1,861
Net income (loss) allocable to common shareholders	$(41,263)	$(54,792)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(0.56)	$(0.54)
Diluted	$(0.56)	$(0.54)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(0.49)	$(0.66)
Diluted	$(0.49)	$(0.66)
Weighted average number of common shares—basic	84,824	83,556
Weighted average number of common shares—diluted	84,824	83,556
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(105.01)	$(100.07)
Diluted	$(105.01)	$(100.07)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(92.07)	$(124.07)
Diluted	$(92.07)	$(124.07)
Weighted average number of HPU shares—basic and diluted	15	15
Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the three months ended March 31, 2013, and 2012 was $(61.8) million and $(41.9) million, respectively. See Note 13 for details on the calculation of earnings per share.

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
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net income (loss)	$(32,253)	$(46,048)
Other comprehensive income (loss):
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	74	(5)
Unrealized gains/(losses) on available-for-sale securities	225	157
Unrealized gains/(losses) on cash flow hedges	37	(571)
Unrealized gains/(losses) on cumulative translation adjustment	(615)	(391)
Other comprehensive income (loss)	$(279)	$(810)
Comprehensive income (loss)	$(32,532)	$(46,858)
Net (income) loss attributable to noncontrolling interests	189	(25)
Comprehensive income (loss) attributable to iStar Financial Inc.	$(32,343)	$(46,883)
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2013
(In thousands)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$22	$—	$9,800	$143	$3,832,780	$(2,360,647)	$(1,185)	$(241,969)	$74,210	$1,313,154
Issuance of Preferred Stock	—	4	—	—	193,506	—	—	—	—	193,510
Dividends declared—preferred	—	—	—	—	—	(10,580)	—	—	—	(10,580)
Issuance of stock/restricted stock amortization, net	—	—	—	1	(4,692)	—	—	—	—	(4,691)
Net loss for the period(2)	—	—	—	—	—	(32,064)	—	—	330	(31,734)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(279)	—	—	(279)
Additional paid-in capital attributable to redeemable noncontrolling interest(4)	—	—	—	—	(1,744)	—	—	—	—	(1,744)
Contributions from noncontrolling interests(3)	—	—	—	—	—	—	—	—	11,079	11,079
Distributions to noncontrolling interests(4)	—	—	—	—	—	—	—	—	(16,623)	(16,623)
Balance at March 31, 2013	$22	$4	$9,800	$144	$4,019,850	$(2,403,291)	$(1,464)	$(241,969)	$68,996	$1,452,092
Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the three months ended March 31, 2013 net loss shown above excludes $519 of net loss attributable to redeemable noncontrolling interests.

(3)	Includes $11.1 million of operating property assets contributed by a noncontrolling partner (see Note 4).

(4)	Includes $8.8 million payment to redeem a noncontrolling member's interest.
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(32,253)	$(46,048)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	10,206	17,500
Impairment of assets	—	17,807
Depreciation and amortization	17,354	17,238
Payments for withholding taxes upon vesting of stock-based compensation	(9,894)	(11,657)
Non-cash expense for stock-based compensation	5,202	4,666
Amortization of discounts/premiums and deferred financing costs on debt	5,000	8,698
Amortization of discounts/premiums and deferred interest on loans	(6,853)	(11,773)
Earnings from equity method investments	(21,678)	(34,786)
Distributions from operations of equity method investments	6,109	11,358
Deferred operating lease income	(3,592)	(2,516)
Income from sales of residential property	(23,697)	(6,733)
Gain from discontinued operations	(5,044)	(2,406)
(Gain) loss on early extinguishment of debt, net	9,541	(1,704)
Repayments and repurchases of debt - debt discount and prepayment penalty(1)	(20,057)	(6,248)
Other operating activities, net	1,537	1,679
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	973	1,581
Changes in deferred expenses and other assets, net	(12,420)	(14,326)
Changes in accounts payable, accrued expenses and other liabilities	(4,125)	5,793
Cash flows from operating activities	$(83,691)	$(51,877)
Cash flows from investing activities:
Investment originations and fundings	$(22,111)	$(8,376)
Capital expenditures on real estate assets	(16,314)	(11,080)
Contributions to unconsolidated entities	(1,448)	(3,570)
Repayments of and principal collections on loans	193,288	146,242
Net proceeds from sales of loans	37,703	—
Net proceeds from sales of real estate assets	107,192	57,859
Distributions from unconsolidated entities	13,024	13,655
Changes in restricted cash held in connection with investing activities	(56)	(492,854)
Other investing activities, net	199	57
Cash flows from investing activities	$311,477	$(298,067)
Cash flows from financing activities:
Borrowings under secured credit facilities	$658,700	$864,750
Repayments under secured credit facilities	(844,766)	(88,896)
Repayments under unsecured credit facilities	—	(244,046)
Repayments under secured term loans	(1,796)	(2,138)
Repayments under unsecured notes	—	(169,383)
Repurchases and redemptions of secured and unsecured notes	—	(214,194)
Payments for deferred financing costs	(1,227)	(14,584)
Preferred dividends paid	(10,580)	(10,580)
Net proceeds from issuance of preferred shares	193,510	—
Other financing activities, net	(9,577)	(952)
Cash flows from financing activities	$(15,736)	$119,977
Changes in cash and cash equivalents	$212,050	$(229,967)
Cash and cash equivalents at beginning of period	256,344	356,826
Cash and cash equivalents at end of period	$468,394	$126,859
Explanatory Note:
_______________________________________________________________________________

(1)
$3.0 million represents the portion of debt repayments and repurchases made during the period related to the original issue discount ("OID"). Although these amounts do not reflect contractual interest payments made during the period, the OID is considered an operating cash flow in accordance with GAAP. In addition, $17.1 million represents prepayment penalty paid in connection with the October 2012 Secured Credit Facility refinancing.

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
Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
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
Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related Notes to conform to the 2013 presentation.
During the interim periods ended June 30, 2012 and September 30, 2012, the Company changed the classification within its cash flow statement for certain transactions involving the repurchase of its debt that was initially issued at a discount, as well as certain payments involving the potential acquisition of real estate. The Company believes the new classification is a more meaningful reflection of these transactions (collectively the “Reclassification”) and changed the Company's cash flows from the initially reported amounts as follows:

	As Previously Reported	Change	As Reclassified
Cash flows from operations:
Three months Ended March 31, 2012	$(35,770)	$(16,107)	$(51,877)
Six months Ended June 30, 2012	$(57,196)	$(9,859)	$(67,055)

Cash flows from investing activities:
Three months Ended March 31, 2012	$(307,926)	$9,859	$(298,067)
Six months Ended June 30, 2012	$206,147	$9,859	$216,006

Cash flows from financing activities:
Three months ended March 31, 2012	$113,729	$6,248	$119,977

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The above changes to the amounts for the six months ended June 30, 2012 will be classified in connection with the Company's filing on Form 10-Q for the six months ended June 30, 2013. These reclassifications were also reflected in the Company's 2012 Form 10-K for the year ended December 31, 2011 to change the presentation for the items previously discussed. As a result, cash flows from operations and financing activities increased by $3.2 million and $7.0 million, while cash flows from investing decreased by $10.2 million. Additionally, within its 2012 Form 10-K, the Company corrected immaterial errors in the amount of $1.5 million in its December 31, 2010 statement of cash flows, which increased cash flows from operations and decreased cash flows from financing activities by $1.5 million.
Principles of Consolidation—The Consolidated Financial Statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Consolidated VIEs—As of March 31, 2013, the Company consolidated five VIEs for which the Company is considered the primary beneficiary. The assets and liabilities of the consolidated VIEs are included in the Company's Consolidated Balance Sheets. The Company's total unfunded commitments related to consolidated VIEs is $62.1 million as of March 31, 2013.
Unconsolidated VIEs—As of March 31, 2013, 27 of the Company's other investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of March 31, 2013, the Company's maximum exposure to loss from these investments does not exceed the sum of the $149.5 million carrying value of the investments and $8.2 million of related unfunded commitments.
Note 3—Summary of Significant Accounting Policies
As of March 31, 2013, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, have not changed materially.
New Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This guidance is the culmination of the board's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company has adopted this ASU beginning with the reporting period ending March 31, 2013, which did not have a material impact on the financial statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 4—Real estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease Assets	Operating Properties	Land	Total
As of March 31, 2013
Land and land improvements	$342,221	$132,028	$793,356	$1,267,605
Buildings and improvements	1,285,058	637,680	—	1,922,738
Less: accumulated depreciation and amortization	(318,479)	(84,504)	(2,556)	(405,539)
Real estate, net	$1,308,800	$685,204	$790,800	$2,784,804
Real estate available and held for sale	9,766	409,579	179,716	599,061
Total real estate	$1,318,566	$1,094,783	$970,516	$3,383,865
As of December 31, 2012
Land and land improvements	$344,239	$132,028	$786,114	$1,262,381
Buildings and improvements	1,295,081	669,186	—	1,964,267
Less: accumulated depreciation and amortization	(315,699)	(109,634)	(2,292)	(427,625)
Real estate, net	$1,323,621	$691,580	$783,822	$2,799,023
Real estate available and held for sale	—	454,587	181,278	635,865
Total real estate	$1,323,621	$1,146,167	$965,100	$3,434,888
Real estate available and held for sale—As of March 31, 2013 and December 31, 2012, the Company had $353.2 million and $374.1 million, respectively, of residential properties available for sale in its operating properties portfolio. The Company is actively marketing and selling condominium units in these projects. During the three months ended March 31, 2013 and 2012, the Company sold condominium units for total net proceeds of $75.2 million and $49.5 million, respectively, and recorded income from sales of residential properties totaling $23.7 million and $6.7 million, respectively.
Real estate assets held for sale included $179.7 million of land assets, $56.4 million of commercial operating properties and $9.8 million of net lease assets as of March 31, 2013 and $181.3 million of land assets and $80.5 million of commercial operating properties as of December 31, 2012.
Acquisitions—During the three months ended March 31, 2013, through a newly formed joint venture, the Company acquired, via foreclosure, title to a property previously serving as collateral on a loan receivable. The Company owns 63% of the newly formed joint venture and based on the control provisions in the partnership agreement consolidates the joint venture and reflects the partner's share of the equity in "Noncontrolling interests" on the Company's Consolidated Balance Sheets. The acquisition was accounted for at fair value whereby the assets acquired were $27.2 million which approximated the Company's previous loan balance and non-controlling partner's interest in the venture. No gain or loss was recorded in conjunction with this transaction.
During the three months ended March 31, 2012, the Company acquired title to properties previously serving as collateral on its loan receivables with a total fair value of $140.4 million at the time of foreclosure. These properties included $139.1 million of residential operating properties and $1.3 million of commercial operating properties.
Dispositions—During the three months ended March 31, 2013, the Company sold a net lease asset with a carrying value of $0.9 million for proceeds that approximated carrying value. During the same period the Company sold a commercial operating property with a carrying value of $24.1 million resulting in a net gain of $5.0 million and land assets with a carrying value of $1.9 million for proceeds that approximated carrying value.
During the three months ended March 31, 2012, the Company sold a net lease asset with a carrying value of $4.1 million, resulting in a net gain of $2.4 million. During 2012, the Company also sold a commercial operating property with a carrying value of $1.2 million and land assets with a carrying value of $0.9 million for proceeds that approximated carrying value.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Discontinued Operations—The following table summarizes income (loss) from discontinued operations for the three months ended March 31, 2013 and 2012 ($ in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenues	$1,938	$4,903
Total expenses	(1,009)	(2,989)
Impairment of assets	32	(15,275)
Income (loss) from discontinued operations	$961	$(13,361)
Impairments—During the three months ended March 31, 2013, the Company recorded no impairments on real estate assets. During the three months ended March 31, 2012, the Company recorded impairments on real estate assets totaling $16.1 million. Of this amount, $15.3 million has been reclassified to discontinued operations due to the assets being sold or classified as held for sale as of March 31, 2013.
Intangible assets—As of March 31, 2013 and December 31, 2012 the Company had $56.9 million and $59.9 million, respectively, of unamortized finite lived intangible assets primarily related to the acquisition of real estate assets. The total amortization expense for these intangible assets was $3.0 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements for the three months ended March 31, 2013 and 2012 were $7.7 million and $7.5 million, respectively, and are included in “Operating lease income” on the Company's Consolidated Statements of Operations.
Note 5—Loans Receivable, net
The following is a summary of the Company's loans receivable by class ($ in thousands):

	As of
Type of Investment	March 31, 2013	December 31, 2012
Senior mortgages	$1,580,632	$1,751,256
Subordinate mortgages	113,754	152,737
Corporate/Partnership loans	410,065	450,491
Total gross carrying value of loans(1)	$2,104,451	$2,354,484
Reserves for loan losses	(521,795)	(524,499)
Total loans receivable, net	$1,582,656	$1,829,985
Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of March 31, 2013 and December 31, 2012, was $2.11 billion and $2.36 billion, respectively, which consists of total gross carrying value of loans plus accrued interest of $8.5 million and $9.8 million, for the same two periods, respectively.

During the three months ended March 31, 2013, the Company funded $13.3 million of loans and received principal repayments of $193.3 million. During the same period, the Company sold loans with a total carrying value of $38.3 million, for which it recorded net realized losses of $0.6 million. Gains and losses on sales of loans are reported in "Other income" on the Company's Consolidated Statements of Operations.
During the three months ended March 31, 2013, through a newly formed joint venture, the Company acquired, via foreclosure, title to a property previously serving as collateral on a loan receivable. The acquisition was accounted for at fair value whereby the assets acquired were $27.2 million which approximated the Company's previous loan balance and non-controlling partner's

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

interest in the venture. This property was recorded as "Real estate available and held for sale" on the Company's Consolidated Balance Sheets (see Note 4).
Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2013	2012
Reserve for loan losses at beginning of period	$524,499	$646,624
Provision for loan losses	10,206	17,500
Charge-offs	(12,910)	(96,945)
Reserve for loan losses at end of period	$521,795	$567,179
The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of March 31, 2013
Loans	$1,041,847	$1,055,342	$15,574	$2,112,763
Less: Reserve for loan losses	(486,379)	(30,900)	(4,516)	(521,795)
Total	$555,468	$1,024,442	$11,058	$1,590,968
As of December 31, 2012
Loans	$1,095,957	$1,210,077	$58,281	$2,364,315
Less: Reserve for loan losses	(472,058)	(33,100)	(19,341)	(524,499)
Total	$623,899	$1,176,977	$38,940	$1,839,816
Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $3.5 million and $4.0 million as of March 31, 2013 and December 31, 2012, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $4.1 million and $3.8 million as of March 31, 2013 and December 31, 2012, respectively.

(3)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.1 million and $0.1 million as of March 31, 2013 and December 31, 2012, respectively. These loans had cumulative principal balances of $15.9 million and $58.8 million, as of March 31, 2013 and December 31, 2012, respectively.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	March 31, 2013		December 31, 2012
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$823,869	2.70	$840,593	2.75
Subordinate mortgages	61,236	3.07	99,698	2.27
Corporate/Partnership loans	403,016	3.61	444,772	3.69
Total	$1,288,121	3.00	$1,385,063	3.01

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

As of March 31, 2013, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days	Total Past Due	Total
Senior mortgages	$840,666	$3,138	$740,800	$743,938	$1,584,604
Subordinate mortgages	61,236	—	53,797	53,797	115,033
Corporate/Partnership loans	403,016	—	10,110	10,110	413,126
Total	$1,304,918	$3,138	$804,707	$807,845	$2,112,763
Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of March 31, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$18,711	$18,591	$—	$108,077	$107,850	$—
Corporate/Partnership loans	10,110	10,160	—	10,110	10,160	—
Subtotal	$28,821	$28,751	$—	$118,187	$118,010	$—
With an allowance recorded:
Senior mortgages	$903,190	$902,077	$(442,256)	$918,975	$918,496	$(442,760)
Subordinate mortgages	53,797	53,260	(39,579)	53,979	53,679	(39,579)
Corporate/Partnership loans	61,556	61,674	(9,060)	63,096	63,246	(9,060)
Subtotal	$1,018,543	$1,017,011	$(490,895)	$1,036,050	$1,035,421	$(491,399)
Total:
Senior mortgages	$921,901	$920,668	$(442,256)	$1,027,052	$1,026,346	$(442,760)
Subordinate mortgages	53,797	53,260	(39,579)	53,979	53,679	(39,579)
Corporate/Partnership loans	71,666	71,834	(9,060)	73,206	73,406	(9,060)
Total	$1,047,364	$1,045,762	$(490,895)	$1,154,237	$1,153,431	$(491,399)
Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of March 31, 2013 and December 31, 2012, certain loans modified through troubled debt restructurings with a recorded investment of $222.7 million and $175.0 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$63,394	$844	$212,803	$407
Corporate/Partnership loans	10,110	120	10,110	—
Subtotal	$73,504	$964	$222,913	$407
With an allowance recorded:
Senior mortgages	$911,082	$506	$1,147,091	$1,240
Subordinate mortgages	53,888	—	50,345	—
Corporate/Partnership loans	62,326	78	62,959	80
Subtotal	$1,027,296	$584	$1,260,395	$1,320
Total:
Senior mortgages	$974,476	$1,350	$1,359,894	$1,647
Subordinate mortgages	53,888	—	50,345	—
Corporate/Partnership loans	72,436	198	73,069	80
Total	$1,100,800	$1,548	$1,483,308	$1,727
Troubled Debt Restructurings—During the three months ended March 31, 2013 and 2012, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Three Months Ended March 31,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	1	$72,674	$65,000	5	$305,780	$260,307
During the three months ended March 31, 2013, the Company restructured one non-performing loan with a recorded investment of $72.7 million. The Company received a $13.3 million paydown and accepted a discounted payoff option on this loan, with final payment expected to be made in July 2013, subject to conditional extension options, and the loan was reclassified from non-performing to performing status as the Company believes the borrower can perform under the modified terms of the agreement.
Troubled debt restructurings that occurred during the three months ended March 31, 2012 included the modifications of performing loans with a combined recorded investment of $58.1 million. The modified terms of these loans granted maturity extensions ranging from three months to one year and included conditional extension options in certain cases dependent on borrower-specific performance hurdles. In each case, the Company believes the borrowers can perform under the modified terms of the loans and continues to classify these loans as performing.
Non-performing loans with a combined recorded investment of $247.7 million were also modified during the three months ended March 31, 2012 and continued to be classified as non-performing subsequent to modification. Included in this balance was a loan with a recorded investment of $181.5 million prior to modification, for which the Company agreed to reduce the outstanding principal balance and recorded charge-offs totaling $45.5 million, and also reduced the loan's interest rate. The remaining non-

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

performing loans were granted maturity extensions ranging from one month to seven months and the interest rate was reduced on one loan.
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of March 31, 2013, the Company had $21.5 million of unfunded commitments associated with modified loans considered troubled debt restructurings.
Note 6—Other Investments
The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value as of		Equity in earnings for the Three Months Ended March 31,
	March 31, 2013	December 31, 2012	2013	2012
LNR	$221,912	$205,773	$14,746	$12,137
Madison Funds	56,245	56,547	2,259	9,498
Oak Hill Funds	26,794	29,840	1,157	3,374
Real estate equity investments	40,560	47,619	1,763	6,771
Other equity method investments	48,489	47,939	1,753	3,006
Total equity method investments	$394,000	$387,718	$21,678	$34,786
Other	9,759	11,125
Total other investments	$403,759	$398,843
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
Subsequent to quarter end, the Company completed the sale of its 24% equity interest in LNR and received $220.3 million in net proceeds (see Note 16—Subsequent Events), which approximated the carrying value at March 31, 2013.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table represents the latest available investee level summarized financial information for LNR ($ in thousands)(1):

	For the Three Months Ended December 31,
	2012	2011
Income Statements
Total revenue(2)	$77,780	$77,360
Other Income	$164,582	$20,936
Income tax expense	$279	$1,837
Net income attributable to LNR	$189,249	$50,621
iStar's ownership percentage	24%	24%
Subtotal	$45,420	$12,137
Basis difference(3)	$(30,674)	$—
iStar's equity in earnings from LNR	$14,746	$12,137

	As of December 31,	As of September 30,
	2012	2012
Balance Sheets
Total assets(2)	$1,610,143	$1,384,337
Total debt(2)	$468,355	$398,912
Total liabilities(2)	$553,150	$517,088
Noncontrolling interests	$1,588	$1,560
LNR Property LLC equity	$1,055,405	$865,689
iStar's ownership percentage	24%	24%
iStar's equity in LNR	$221,912	$205,773
Explanatory Notes:
_______________________________________________________________________________

(1)
The Company records its investment in LNR on a one quarter lag, therefore, amounts in the Company's financial statements for the three months ended March 31, 2013 and 2012 are based on balances and results from LNR for the three months ended December 31, 2012 and 2011.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been excluded from the amounts presented above. As of December 31, 2012 and September 30, 2012, the assets of these trusts, which aggregated approximately $91.06 billion and $97.52 billion, respectively, were the sole source of repayment of the related liabilities, which aggregated approximately $90.74 billion and $97.21 billion, respectively, and are non-recourse to LNR and its equity holders, including the Company. In addition, total revenue presented above includes $29.3 million and $28.7 million for the three months ended December 31, 2012, and 2011, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

(3)	The Company has limited its recognition of its proportionate share of earnings in LNR for the three months ended March 31, 2013 to the amounts of proceeds it anticipates receiving from the sale.
Madison Funds—As of March 31, 2013, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that all of these entities are variable interest entities and that the Company is not the primary beneficiary.
Oak Hill Funds—As of March 31, 2013, the Company owned a 5.92% interest in OHA Strategic Credit Master Fund, L.P. ("OHASCF"). OHASCF was formed to acquire and manage a diverse portfolio of assets, investing in distressed, stressed and undervalued loans, bonds, equities and other investments. The Company determined that this entity is a variable interest entity and that the Company is not the primary beneficiary.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Real estate equity investments—As of March 31, 2013, the Company's real estate equity investments included equity interests in real estate ventures ranging from 31% to 70%, comprised of investments of $16.4 million in net lease assets, $20.3 million in operating properties and $3.9 million in land assets. As of December 31, 2012, the Company's real estate equity investments included $16.4 million in net lease assets, $25.7 million in operating properties and $5.5 million in land assets. One of the Company's equity investments in operating properties represents a 33% interest in residential property units. During the three months ended March 31, 2013 and 2012, the Company's earnings from its interest in this property includes income from sales of residential units of $2.5 million and $8.0 million, respectively.
Other Equity Method Investments—The Company also had smaller investments in several other entities that were accounted for under the equity method. Several of these investments are in real estate related funds or other strategic investment opportunities within niche markets.
Note 7—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2013	December 31, 2012
Deferred financing fees, net(1)	$23,721	$26,629
Leasing costs, net(2)	19,322	20,205
Other receivables	12,907	11,517
Derivative asset	10,522	—
Prepaid expenses	10,404	5,218
Corporate furniture, fixtures and equipment, net(3)	7,248	7,537
Other assets	24,175	22,884
Deferred expenses and other assets, net	$108,299	$93,990
Explanatory Notes:
_______________________________________________________________________________

(1)	Accumulated amortization on deferred financing fees was $2.6 million and $4.1 million as of March 31, 2013 and December 31, 2012, respectively.

(2)	Accumulated amortization on leasing costs was $5.0 million and $6.6 million as of March 31, 2013 and December 31, 2012, respectively.

(3)	Accumulated depreciation on corporate furniture, fixtures and equipment was $6.0 million and $6.2 million as of March 31, 2013 and December 31, 2012, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2013	December 31, 2012
Accrued interest payable	$43,691	$29,521
Accrued expenses	34,643	50,467
Property taxes payable	10,802	8,206
Unearned operating lease income	10,631	11,294
Security deposits and other investment deposits(1)	4,593	13,717
Derivative liabilities	455	3,435
Other liabilities	12,412	15,820
Accounts payable, accrued expenses and other liabilities	$117,227	$132,460
Explanatory Note:
_______________________________________________________________________________

(1)	During the three months ended March 31, 2013, $8.9 million of restricted cash collateralizing a letter of credit related to one of the Company's loan investments was disbursed.
Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of
	March 31, 2013	December 31, 2012
Deferred tax assets(1)	$50,968	$40,800
Valuation allowance	(50,968)	(40,800)
Net deferred tax assets (liabilities)	$—	$—
Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of March 31, 2013, include real estate basis differences of $36.3 million, net operating loss carryforwards of $6.7 million and investment basis differences of $7.9 million. Deferred tax assets as of December 31, 2012, include real estate basis differences of $31.2 million, net operating loss carryforwards of $10.8 million and investment basis differences of $(1.2) million.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 8—Debt Obligations, net
As of March 31, 2013 and December 31, 2012, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	March 31, 2013	December 31, 2012	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2012 Tranche A-1 Facility	$60,309	$169,164	LIBOR + 4.00%	(1)	March 2016
2012 Tranche A-2 Facility	470,000	470,000	LIBOR + 5.75%	(1)	March 2017
October 2012 Secured Credit Facility	—	1,754,466	LIBOR + 4.50%	(2)	—
February 2013 Secured Credit Facility	1,673,414	—	LIBOR + 3.50%	(3)	October 2017
Term loans collateralized by net lease assets	263,489	264,432	4.851% - 7.68%		Various through 2026
Total secured credit facilities and term loans	$2,467,212	$2,658,062
Unsecured notes:
8.625% senior notes	$96,801	$96,801	8.625%		June 2013
5.95% senior notes	448,453	448,453	5.95%		October 2013
5.70% senior notes	200,601	200,601	5.70%		March 2014
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.0% senior convertible notes(4)	200,000	200,000	3.0%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	275,000	9.0%		June 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
Total unsecured notes	$1,987,745	$1,987,745
Other debt obligations:
Other debt obligations	$100,000	$100,000	LIBOR + 1.5%		October 2035
Total debt obligations	$4,554,957	$4,745,807
Debt discounts, net	(60,320)	(54,313)
Total debt obligations, net	$4,494,637	$4,691,494
Explanatory Notes:
_______________________________________________________________________________

(1)
These loans each have a LIBOR floor of 1.25%. As of March 31, 2013, inclusive of the floors, the 2012 Tranche A-1 Facility and 2012 Tranche A-2 Facility loans incurred interest at a rate of 5.25% and 7.00%, respectively.

(2)	This loan had a LIBOR floor of 1.25%.

(3)	This loan has a LIBOR floor of 1.00%. As of March 31, 2013, inclusive of the floor, the February 2013 Secured Credit Facility incurred interest at a rate of 4.50%.

(4)
The Company's senior convertible fixed rate notes due November 2016 ("Convertible Notes") are convertible at the option of the holders, into 85.0 shares per $1,000 principal amount of Convertible Notes, at any time prior to the close of business on November 14, 2016.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Future Scheduled Maturities—As of March 31, 2013, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2013 (remaining nine months)	$545,254	$—	$545,254
2014	200,601	853	201,454
2015	105,765	—	105,765
2016	461,403	60,309	521,712
2017	374,722	2,143,414	2,518,136
Thereafter	400,000	262,636	662,636
Total principal maturities	$2,087,745	$2,467,212	$4,554,957
Unamortized debt discounts, net	(17,358)	(42,962)	(60,320)
Total long-term debt obligations, net	$2,070,387	$2,424,250	$4,494,637
February 2013 Secured Credit Facility—On February 11, 2013, the Company entered into a $1.71 billion senior secured credit facility due October 15, 2017 (the “February 2013 Secured Credit Facility”) that amended and restated its $1.82 billion senior secured credit facility, dated October 15, 2012 (the “October 2012 Secured Credit Facility”). The February 2013 Credit Facility amended the October 2012 Secured Credit Facility by: (i) reducing the interest rate from LIBOR plus 4.50%, with a 1.25% LIBOR floor, to LIBOR plus 3.50%, with a 1.00% LIBOR floor; and (ii) extending the call protection period for the lenders from October 15, 2013 to December 31, 2013.
Borrowings under the February 2013 Secured Credit Facility are collateralized by a first lien on a fixed pool of assets, with required minimum collateral coverage of not less than 125% of outstanding borrowings. If collateral coverage is less than 137.5% of outstanding borrowings, 100% of the proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the February 2013 Secured Credit Facility. For so long as collateral coverage is between 137.5% and 150% of outstanding borrowings, 50% of proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the February 2013 Secured Credit Facility and for so long as collateral coverage is greater than 150% of outstanding borrowings, the Company may retain all proceeds from principal repayments and sales of collateral. The Company retains proceeds from interest, rent, lease payments and fee income in all cases.
In connection with the February 2013 Secured Credit Facility transaction, the Company incurred $17.1 million of lender fees and $3.8 million in third party fees, of which the lender fees were capitalized in "Debt Obligations, net" on the Company's Consolidated Balance Sheets, and $3.6 million of third party fees were recognized in “Other expense” on the Company's Consolidated Statements of Operations, as it related primarily to the portion of lenders from the original facility that modified their debt under the new facility. The remaining $0.2 million of third party fees were recorded in “Deferred expenses and other assets, net” on the Company's Consolidated Balance Sheets, as it related to the new lenders.
The February 2013 Secured Credit Facility contains certain covenants relating to the collateral, among other matters, but does not contain corporate level financial covenants. For so long as the Company maintains its qualification as a REIT, it is permitted to distribute 100% of its REIT taxable income on an annual basis. In addition, the Company may distribute to its stockholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, that are not collateral securing the borrowings under the February 2013 Secured Credit Facility. Except for the distribution of real estate assets described in the preceding sentence, the Company may not pay common dividends if it ceases to qualify as a REIT.
Through March 31, 2013, the Company has made cumulative amortization repayments of $33.6 million on the February 2013 Secured Credit Facility. Repayments of the February 2013 Secured Credit Facility prior to the scheduled maturity date have resulted in losses on early extinguishment of debt of $0.8 million for the three months ended March 31, 2013 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
October 2012 Secured Credit Facility—On October 15, 2012, the Company entered into a $1.82 billion senior secured credit agreement due October 15, 2017 (the “October 2012 Secured Credit Facility”). The October 2012 Secured Credit Facility bears interest at a rate of LIBOR + 4.50%, with a 1.25% LIBOR floor, and was issued at 99.0% of par. Proceeds from the October

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

2012 Secured Credit Facility were used to refinance the remaining outstanding balances of the Company’s existing 2011 Secured Credit Facilities.
The October 2012 Secured Credit Facility was refinanced by the February 2013 Secured Credit Facility. Prior to refinancing, through March 31, 2013, the Company made cumulative amortization repayments of $113.0 million on the October 2012 Secured Credit Facility, which resulted in losses on early extinguishment of debt of $0.8 million for the three months ended March 31, 2013 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
At the time of the refinancing, the Company had $30.5 million of unamortized discounts and financing fees related to the October 2012 Secured Credit Facility. In connection with the refinancing, the Company recorded a loss on early extinguishment of debt of $4.9 million, related primarily to the portion of lenders in the original facility that did not participate in the new facility. The remaining $25.6 million of unamortized fees and discounts will continue to be amortized to interest expense over the remaining term of the February 2013 Secured Credit Facility.
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
Through March 31, 2013, the Company made cumulative amortization repayments of $349.7 million on the 2012 Tranche A-1 Facility, which exceeds all required amortization payments through December 31, 2014. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $3.0 million for the three months ended March 31, 2013 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
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
Notes to Consolidated Financial Statements
(unaudited)

Unencumbered/Encumbered Assets—As of March 31, 2013, the carrying value of the Company's unencumbered and encumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2013		December 31, 2012
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,649,658	$1,135,146	$1,794,198	$1,004,825
Real estate available and held for sale	252,354	346,707	141,673	494,192
Loans receivable, net(1)	1,076,080	537,476	1,197,373	665,712
Other investments	34,130	369,629	43,545	355,298
Cash and other assets	—	706,838	—	487,073
Total	$3,012,222	$3,095,796	$3,176,789	$3,007,100
Explanatory Note:
_______________________________________________________________________________

(1)	As of March 31, 2013 and December 31, 2012, the amounts presented exclude general reserves for loan losses of $30.9 million and $33.1 million, respectively.
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
The Company's March 2012 Secured Credit Facilities and February 2013 Secured Credit Facility are collectively defined as the "Secured Credit Facilities." The Company's Secured Credit Facilities contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Company is required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as the Company maintains its qualification as a REIT, the Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis and the February 2013 Secured Credit Facility permits the Company to distribute to its shareholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, so long as such assets are not collateral for the February 2013 Secured Credit Facility. The Company may not pay common dividends if it ceases to qualify as a REIT (except that the February 2013 Secured Credit Facility permits us to distribute certain real estate assets as described in the preceding sentence).
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
Note 9—Commitments and Contingencies
Business Risks and Uncertainties—The Company's business continues to recover from the recent economic recession, as commercial real estate values and the availability of liquidity have improved. The Company raised approximately $3.51 billion through secured and unsecured debt transactions in 2012, the proceeds of which were used to repay and/or refinance a significant portion of its debt that was due to mature before 2017. The Company's three unsecured senior notes transactions in 2012 marked the first time that the Company accessed the unsecured debt markets since 2008 and, following an upgrade in the Company's

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

corporate credit ratings, the Company saw a material improvement in the interest rates associated with its unsecured senior notes issued in the latter half of 2012, as compared to the notes issued in the first half of the year. In 2013, the Company was able to further reduce the interest costs associated with its October 2012 Secured Credit Facility by amending and restating that facility to reduce the interest rate and floor. In addition, the Company raised $194.0 million in net proceeds from its Series J Convertible Preferred Stock offering to provide liquidity for new investment originations and general corporate purposes.
While the Company has benefited from generally improving conditions in the economy and real estate markets, it nonetheless continues to be impacted by the effects of the recent financial crisis. Non-performing assets and the carrying costs of owned real estate negatively impact the Company's earnings. The Company continues to work on resolving its remaining non-performing loans and stabilizing and extracting value from its owned real estate. Continued improvement in the Company's financial condition and operating results and its ability to continue to generate sufficient liquidity at market rates are dependent on a sustained economic recovery, which cannot be predicted with certainty.
As of March 31, 2013, the Company had $545.3 million of debt maturities due before December 31, 2013, with a majority of that amount due in October 2013. The Company's capital sources to meet its debt maturities throughout 2013 will primarily include cash on hand, as well as debt refinancings, proceeds from unencumbered asset sales and loan repayments from borrowers, and may include equity capital raising transactions. As of March 31, 2013, the Company had unencumbered assets with a carrying value of approximately $3.10 billion. As further described in Note 16, in April 2013 the Company sold its interest in LNR for net proceeds of $220.3 million.
The Company will adjust its plans as appropriate in response to changes in its expectations and changes in market conditions. However, it is not possible for the Company to predict whether improving economic trends will continue, or to quantify the impact of these or other trends on its financial results. If the Company fails to repay its obligations as they become due, it would be an event of default under the relevant debt instruments, which could result in a cross-default and acceleration of the Company's other outstanding debt obligations, all of which would have a material adverse effect on the Company.
Unfunded Commitments—As of March 31, 2013, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$39,411	$33,064	$—	$72,475
Discretionary Fundings	125	—	—	125
Strategic investments	—	—	47,040	47,040
Total	$39,536	$33,064	$47,040	$119,640
Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings.
On June 4, 2012, the Company reached an agreement in principle with the plaintiffs' Court-appointed representatives in the previously reported Citiline class action to settle the litigation. Settlement payments will be primarily funded by the Company's insurance carriers, with the Company contributing $2.0 million to the settlement, which was included in "Other expense" on the Consolidated Statement of Operations for the year ended December 31, 2012. On April 5, 2013, the Court approved the settlement, entered a Final Judgment and Order of Dismissal With Prejudice and the Citiline Action was concluded. See "Part II. Item 1. Legal Proceedings" for further details and for other disclosures related to legal proceedings.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 10—Risk Management and Derivatives
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$10,522	N/A	$—	N/A	$—	Other Liabilities	$2,855
Cash flow interest rate swap	N/A	—	N/A	—	Other Liabilities	455	Other Liabilities	580
Total		$10,522		$—		$455		$3,435
The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the Three Months Ended March 31, 2013
Cash flow interest rate swap	Interest Expense	$37	$74	N/A
For the Three Months Ended March 31, 2012
Cash flow interest rate swap	Interest Expense	$(205)	$(5)	N/A

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative	For the Three Months Ended March 31,
Derivatives not Designated in Hedging Relationships		2013	2012
Foreign Exchange Contracts	Other Expense	$10,156	$(8,859)
The Company utilizes foreign exchange derivatives to limit its exposure to changes in exchange rates on certain assets denominated in foreign currencies. The Company marks its foreign investments to market each quarter based on current exchange rates and records the gain or loss through “Other expense” on its Consolidated Statements of Operations for loan investments or “Accumulated comprehensive income,” on its Consolidated Balance Sheets for net investments in foreign subsidiaries. Gains or losses on the related foreign exchange derivatives are recorded in “Other Expense,” as noted in the table above, and offset the marks taken on the assets. During the three months ended March 31, 2013 and 2012, the Company recorded net losses related to foreign investments of $0.1 million and $0.1 million, respectively, in its Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table presents the Company's foreign currency derivatives outstanding as of March 31, 2013 ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward		€84,400	$108,222	April 2013
Sells GBP/Buys USD Forward		£27,900	$42,396	April 2013
Sells CAD/Buys USD Forward	C$	48,700	$47,866	April 2013
Qualifying Cash Flow Hedges—In October 2012, the Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a new $28.0 million secured term loan maturing in 2019. The following table presents the Company's interest rate swap outstanding as of March 31, 2013 ($ in thousands).

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Maturity
Interest Rate Swap	$28,000	LIBOR + 2.00%	3.75%	November 2019
Over the next 12 months, the Company expects that $0.9 million will be reclassified to interest expense from the existing swap and $0.6 million will be reclassified to income related to terminated cash flow hedges from "Accumulated other comprehensive income (loss)" into earnings.
Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
In connection with its foreign currency derivatives, as of March 31, 2013 and December 31, 2012, the Company has posted collateral of $9.6 million, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.
Note 11—Equity
Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of March 31, 2013:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	$25.00	8.000%	$2.00
E	5,600	$0.001	$25.00	7.875%	$1.97
F	4,000	$0.001	$25.00	7.8%	$1.95
G	3,200	$0.001	$25.00	7.65%	$1.91
I	5,000	$0.001	$25.00	7.50%	$1.88
J	4,000	$0.001	$50.00	4.50%	$2.25
	25,800
Explanatory Notes:
_______________________________________________________________________________

(1)
Holders of shares of the Series D, E, F, G, I and J preferred stock are entitled to receive dividends, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Board of Directors of the Company for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

(2)
The Company declared and paid dividends of $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million on its Series D, E, F, G and I preferred stock, respectively, during each of the three months ended March 31, 2013 and 2012, all of which qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

In March 2013, the Company completed a public offering of $200.0 million of its 4.5% Series J Cumulative Convertible Perpetual Preferred Stock, having a liquidation preference of $50.00 per share. Each share of the Series J Preferred Stock is convertible at the holder's option at any time, initially into 3.9087 shares of the Company's common stock (equal to an initial conversion price of approximately $12.79 per share), subject to specified adjustments. The Company may not redeem the Series J Preferred Stock prior to March 15, 2018. On or after March 15, 2018, the Company may, at its option, redeem the Series J Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $50.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.
Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2011, the Company had $423.9 million of net operating loss carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2031 if unused. The amount net of operating loss carryforwards as of March 31, 2013 will be subject to finalization of the 2012 and 2013 tax returns. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2013 and 2012 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2013 and 2012 Secured Credit Facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the three months ended March 31, 2013 and 2012.
Stock Repurchase Programs—On May 15, 2012, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. As of March 31, 2013, the Company had $16.0 million of Common Stock available to repurchase under its Board authorized stock repurchase programs.
Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March 31, 2013	December 31, 2012
Unrealized gains on available-for-sale securities	$1,092	$867
Unrealized gains on cash flow hedges	718	607
Unrealized losses on cumulative translation adjustment	(3,274)	(2,659)
Accumulated other comprehensive income (loss)	$(1,464)	$(1,185)
Note 12—Stock-Based Compensation Plans and Employee Benefits
Stock-based Compensation—The Company recorded stock-based compensation expense of $5.2 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of March 31, 2013, there was $12.8 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 0.92 years.
As of March 31, 2013, an aggregate of 4.0 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

2013 Activity—During the three months ended March 31, 2013, 2,401,141 restricted stock units vested, 1,359,948 net of statutory minimum required tax withholdings. These vested restricted stock units were primarily comprised of 1,719,304 Amended Units which vested on January 1, 2013 (see below), 185,720 service-based restricted stock units granted to employees in February 2011 that cliff vested on February 11, 2013, 164,685 of annual incentive restricted stock units granted and vested to employees in February 2013 (see below) and 313,334 service-based restricted stock units granted to employees in March 2011 that cliff vested on March 20, 2013.
During the quarter ended March 31, 2013, the Company made stock-based compensation awards to certain employees in the form of annual incentive awards and long-term incentive awards.
Effective February 1, 2013, the Company granted 164,685 shares of our Common Stock in connection with annual incentive awards. The shares are fully-vested and were issued to certain employees, net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.
Effective February 1, 2013, the Company also granted 198,364 service-based restricted stock units, or Units, representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled.
Effective February 1, 2013, the Company also granted 97,901 target amount of performance-based Units, with vesting date on December 31, 2013, and 195,806 target amount of performance-based Units, with vesting date on December 31, 2014, based on the Company's total shareholder return, or TSR, measured over the one-year and two-year performance periods ending on the vesting dates, respectively. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company and any companies not included in the index at the beginning and end of the performance period are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units, were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.26% for risk-free interest rate and 50.44% for expected stock price volatility.
As of March 31, 2013, the Company had the following restricted stock awards outstanding:

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

•
1,714,303 restricted stock units originally granted to executives and other officers of the Company on December 19, 2008 (the "Original Units") and subsequently modified in July 2011 (the "Amended Units"). The number of Amended Units is equal to 75% of the Original Units granted to an employee less, in the case of each executive level employee, the number of restricted stock units granted to the executive in March 2011. The remaining Amended Units will vest on January 1, 2014, so long as the employee remains employed by the Company on the vesting dates, subject to certain accelerated vesting rights in the event of termination of employment without cause. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

•
140,331 service-based restricted stock units granted to employees with original vesting terms ranging from two years to three years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Directors' Awards—During the three months ended March 31, 2013, the Company issued 51,091 shares to a former director in settlement of previously vested CSE awards. As of March 31, 2013, there were 333,660 CSEs and restricted shares granted to members of the Company's Board of Directors that remained outstanding with an aggregate intrinsic value of $3.6 million.
401(k) Plan—The Company made gross contributions of approximately $0.5 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.
Note 13—Earnings Per Share
EPS is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit (HPU) Program. These HPU units are treated as a separate class of common stock.
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2013	2012
Income (loss) from continuing operations	$(61,955)	$(41,826)
Net (income) loss attributable to noncontrolling interests	189	(25)
Income from sales of residential property	23,697	6,733
Preferred dividends	(10,580)	(10,580)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(48,649)	$(45,698)

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(47,074)	$(44,197)
Income (loss) from discontinued operations	930	(12,922)
Gain from discontinued operations	4,881	2,327
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(41,263)	$(54,792)
Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(47,074)	$(44,197)
Income (loss) from discontinued operations	930	(12,922)
Gain from discontinued operations	4,881	2,327
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(41,263)	$(54,792)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	84,824	83,556
Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.56)	$(0.54)
Income (loss) from discontinued operations	0.01	(0.15)
Gain from discontinued operations	0.06	0.03
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.49)	$(0.66)
Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.56)	$(0.54)
Income (loss) from discontinued operations	0.01	(0.15)
Gain from discontinued operations	0.06	0.03
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.49)	$(0.66)

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(1,575)	$(1,501)
Income (loss) from discontinued operations	31	(439)
Gain from discontinued operations	163	79
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,381)	$(1,861)
Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(1,575)	$(1,501)
Income (loss) from discontinued operations	31	(439)
Gain from discontinued operations	163	79
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,381)	$(1,861)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15
Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(105.01)	$(100.07)
Income (loss) from discontinued operations	2.07	(29.27)
Gain from discontinued operations	10.87	5.27
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(92.07)	$(124.07)
Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(105.01)	$(100.07)
Income (loss) from discontinued operations	2.07	(29.27)
Gain from discontinued operations	10.87	5.27
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(92.07)	$(124.07)
For the three months ended March 31, 2013 and 2012, the following shares were anti-dilutive ($ in thousands):

	For the Three Months Ended March 31,
	2013	2012
Joint venture shares	298	298
Stock options	—	44
3% Senior convertible unsecured notes	16,992	—
Series J convertible perpetual preferred stock	15,635	—

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2013
Recurring basis:
Derivative assets	$10,522	$—	$10,522	$—
Derivative liabilities	$455	$—	$455	$—
Non-recurring basis:
Impaired loans(1)	$84,800	$—	$—	$84,800
As of December 31, 2012
Recurring basis:
Derivative liabilities	$3,435	$—	$3,435	$—
Non-recurring basis:
Impaired loans	$57,201	$—	$—	$57,201
Impaired real estate	$31,597	$—	$7,649	$23,948
Explanatory Note:
_______________________________________________________________________________

(1)
One loan with a value of $53.0 million was valued based on a letter of intent provided by the borrower, another loan with a value of $30.8 million was valued based on a trade offer in the market and the remaining loan with a value of $1.0 million was valued based on expected net auction proceeds, all of which the Company believes approximates fair value.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and debt obligations were $1.7 billion and $4.8 billion, respectively, as of March 31, 2013 and $1.9 billion and $4.9 billion, respectively, as of December 31, 2012. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the previous fair value hierarchy table.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
Derivatives—The Company uses interest rate swaps and foreign currency derivatives to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In addition, the Company measures derivative financial instruments subject to master netting agreements on a net basis. The Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.
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
(unaudited)

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

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company evaluates performance based on the following financial measures for each segment, and has conformed the prior periods presentation for the change in composition of its business segments, ($ in thousands):

	Real Estate Finance	Net Leasing	Operating Property	Land	Corporate/ Other(1)	Company Total
For the Three Months Ended March 31, 2013
Operating lease income	$—	$37,109	$21,364	$—	$—	$58,473
Interest income	24,667	—	—	—	—	24,667
Other income	2,208	—	8,112	500	573	11,393
Total revenue	$26,875	$37,109	$29,476	$500	$573	$94,533
Earnings (loss) from equity method investments	—	686	2,657	(1,579)	19,914	21,678
Income from sales of residential property	—	—	23,697	—	—	23,697
Net operating income from discontinued operations(2)	—	260	734	—	—	994
Gain from discontinued operations	—	29	5,015	—	—	5,044
Revenue and other earnings	$26,875	$38,084	$61,579	$(1,079)	$20,487	$145,946
Real estate expense	—	(5,677)	(25,736)	(6,503)	—	(37,916)
Other expense	(1,444)	—	—	—	(4,181)	(5,625)
Direct expenses	$(1,444)	$(5,677)	$(25,736)	$(6,503)	$(4,181)	$(43,541)
Direct segment profit (loss)	$25,431	$32,407	$35,843	$(7,582)	$16,306	$102,405
Allocated interest expense(3)	(19,952)	(20,745)	(14,622)	(9,288)	(6,959)	(71,566)
Allocated general and administrative(4)	(3,074)	(3,052)	(2,231)	(1,849)	(6,440)	(16,646)
Segment profit (loss)(5)	$2,405	$8,610	$18,990	$(18,719)	$2,907	$14,193
Other significant non-cash items:
Provision for loan losses	$10,206	$—	$—	$—	$—	$10,206
Impairment of assets(3)	$—	$—	$(32)	$—	$—	$(32)
Depreciation and amortization(3)	$—	$9,642	$7,206	$264	$342	$17,454
Capitalized expenditures	$—	$3,766	$4,921	$7,627	$—	$16,314
As of March 31, 2013
Real estate
Real estate, at cost	$—	$1,627,279	$769,708	$793,356	$—	$3,190,343
Less: accumulated depreciation	—	(318,479)	(84,504)	(2,556)	—	(405,539)
Real estate, net	$—	$1,308,800	$685,204	$790,800	$—	$2,784,804
Real estate available and held for sale	—	9,766	409,579	179,716	—	599,061
Total real estate	$—	$1,318,566	$1,094,783	$970,516	$—	$3,383,865
Loans receivable, net	1,582,656	—	—	—	—	1,582,656
Other investments	—	16,397	20,308	3,854	363,200	403,759
Total portfolio assets	$1,582,656	$1,334,963	$1,115,091	$974,370	$363,200	$5,370,280
Cash and other assets						706,838
Total assets						$6,077,118

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Real Estate Finance	Net Leasing	Operating Property	Land	Corporate/ Other(1)	Company Total
For the Three Months Ended March 31, 2012
Operating lease income	$—	$37,237	$15,886	$—	$—	$53,123
Interest income	37,203	—	—	—	—	37,203
Other income	67	—	8,883	—	1,806	10,756
Total revenue	$37,270	$37,237	$24,769	$—	$1,806	$101,082
Earnings (loss) from equity method investments	—	646	7,676	(1,552)	28,016	34,786
Income from sales of residential property	—	—	6,733	—	—	6,733
Net operating income from discontinued operations(2)	—	3,348	436	—	—	3,784
Gain from discontinued operations	—	2,406	—	—	—	2,406
Revenue and other earnings	$37,270	$43,637	$39,614	$(1,552)	$29,822	$148,791
Real estate expense	—	(5,144)	(25,730)	(4,194)	—	(35,068)
Other expense	(915)	—	—	—	462	(453)
Direct expenses	$(915)	$(5,144)	$(25,730)	$(4,194)	$462	$(35,521)
Direct segment profit (loss)	$36,355	$38,493	$13,884	$(5,746)	$30,284	$113,270
Allocated interest expense(3)	(34,274)	(18,865)	(14,958)	(10,305)	(7,741)	(86,143)
Allocated general and administrative(4)	(4,857)	(2,514)	(2,067)	(1,905)	(6,836)	(18,179)
Segment profit (loss)(5)	$(2,776)	$17,114	$(3,141)	$(17,956)	$15,707	$8,948
Other significant non-cash items:
Provision for loan losses	$17,500	$—	$—	$—	$—	$17,500
Impairment of assets(3)	$—	$520	$16,055	$—	$(551)	$16,024
Depreciation and amortization(3)	$—	$10,205	$6,023	$345	$666	$17,239
Capitalized expenditures	$—	$413	$8,466	$2,201	$—	$11,080
As of December 31, 2012
Real estate
Real estate, at cost	$—	$1,639,320	$801,214	$786,114	$—	$3,226,648
Less: accumulated depreciation	—	(315,699)	(109,634)	(2,292)	—	(427,625)
Real estate, net	$—	$1,323,621	$691,580	$783,822	$—	$2,799,023
Real estate available and held for sale	—	—	454,587	181,278	—	635,865
Total real estate	$—	$1,323,621	$1,146,167	$965,100	$—	$3,434,888
Loans receivable, net	1,829,985	—	—	—	—	1,829,985
Other investments	—	16,380	25,745	5,493	351,225	398,843
Total portfolio assets	$1,829,985	$1,340,001	$1,171,912	$970,593	$351,225	$5,663,716
Cash and other assets						487,073
Total assets						$6,150,789
Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's equity investment in LNR of $221.9 million and $205.8 million, as of March 31, 2013 and December 31, 2012, respectively, and the Company's share of equity in earnings from LNR of $14.7 million and $12.1 million for the three months ended March 31,

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

2013 and 2012, respectively. See Note 6 for further details on the Company's accounting policy for its investment in LNR and summarized financial information of LNR.

(2)	Includes revenue and real estate expense reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

(3)	Includes related amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

(4)	General and administrative excludes stock-based compensation expense of $5.2 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively.

(5)	The following is a reconciliation of segment profit (loss) to net income (loss) ($ in thousands):

	For the Three Months Ended March 31,
	2013	2012
Segment profit (loss)	$14,193	$8,948
Less: Provision for loan losses	(10,206)	(17,500)
Less: Impairment of assets	32	(16,024)
Less: Stock-based compensation expense	(5,202)	(4,666)
Less: Depreciation and amortization	(17,454)	(17,239)
Less: Income tax (expense) benefit	(4,075)	(1,271)
Add: Gain (loss) on early extinguishment of debt, net	(9,541)	1,704
Net income (loss)	$(32,253)	$(46,048)
Note 16—Subsequent Events
On April 19, 2013, the Company completed the previously announced sale of its 24% equity interest in LNR Property LLC, and received $220.3 million net proceeds at closing.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2012 Annual Report (as defined below), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"). These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.
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
Executive Overview
We have recently made significant progress in strengthening our balance sheet and positioning us for the future. We executed several capital markets transactions that extended our debt maturities, including three senior notes issuances which marked our return to the unsecured debt markets for the first time since 2008. The rates associated with the financings that we completed in the latter half of 2012, following an upgrade of our corporate credit ratings, were materially lower than our earlier financings. In addition, during the first quarter of 2013, we refinanced our largest senior secured credit facility reducing the interest rate and issued Preferred Stock to fund new investment activities and general corporate purposes. Within our real estate and loan portfolios, our performing loans, net lease assets and residential condominium projects performed well, and we continued to make progress reducing the balance of our non-performing loans and enhancing the value of our commercial operating properties and land assets through the investment of capital and intensive asset management. We intend to continue these efforts, with the objective of eventually having these assets contribute positively to earnings.
During the quarter ended March 31, 2013, we saw a meaningful contribution to earnings from our performing loans, net lease assets and sales of our residential operating properties. However, the performance of our commercial operating properties and nonperforming loans resulted in losses and our land assets incurred sizable carrying costs, which factors continue to negatively impact our earnings. For the quarter ended March 31, 2013, we recorded a net loss allocable to common shareholders of $(41.3) million, compared to a loss of $(54.8) million in the prior year.
With respect to liquidity, during the first quarter of 2013, we received $355.3 million of proceeds from our portfolio and we raised $194.0 million in net proceeds through a preferred stock offering. As of March 31, 2013, we had $545.3 million of debt maturities due before December 31, 2013, with a majority of that amount due in October 2013. As of March 31, 2013, we had $468.4 million of cash on hand and in April 2013, we sold our interest in LNR for net proceeds of $220.3 million. Additionally, as of March 31, 2013, we had unencumbered assets with a carrying value of $3.10 billion. Our capital resources to meet debt maturities in the coming year include debt refinancings, proceeds from asset sales, loan repayments from borrowers and may include equity capital raising transactions.

Results of Operations for the Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
Operating lease income	$58,473	$53,123	$5,350	10%
Interest income	24,667	37,203	(12,536)	(34)%
Other income	11,393	10,756	637	6%
Total revenue	$94,533	$101,082	$(6,549)	(6)%
Interest expense	$71,566	$85,344	$(13,778)	(16)%
Real estate expenses	37,916	35,068	2,848	8%
Depreciation and amortization	17,389	16,168	1,221	8%
General and administrative	21,848	22,845	(997)	(4)%
Provision for loan losses	10,206	17,500	(7,294)	(42)%
Impairment of assets	—	749	(749)	(100)%
Other expense	5,625	453	5,172	>100%
Total costs and expenses	$164,550	$178,127	$(13,577)	(8)%
Gain (loss) on early extinguishment of debt, net	$(9,541)	$1,704	$(11,245)	>100%
Earnings from equity method investments	21,678	34,786	(13,108)	(38)%
Income tax expense	(4,075)	(1,271)	(2,804)	>100%
Income (loss) from discontinued operations	961	(13,361)	14,322	>100%
Gain from discontinued operations	5,044	2,406	2,638	>100%
Income from sales of residential property	23,697	6,733	16,964	>100%
Net income (loss)	$(32,253)	$(46,048)	$13,795	(30)%
Revenue—Operating lease income increased to $58.5 million during the three months ended March 31, 2013 and includes income from net lease assets and commercial operating properties. Operating lease income from commercial operating properties increased to $21.4 million during the three months ended March 31, 2013 from $15.9 million for the same period in 2012. We acquired title to additional commercial operating properties at the end of 2012, which contributed $4.0 million in operating lease income for the three months ended March 31, 2013. The impact of new leases within the portfolio also contributed to this increase by $1.4 million period over period. As of March 31, 2013, commercial operating properties, excluding hotels and multifamily properties, were 60.7% leased compared to 44.2% leased as of March 31, 2012.
Operating lease income from net lease assets remained consistent at approximately $37 million in the 2013 and 2012 periods. As of March 31, 2013, net lease assets were 95.0% leased compared to 94.4% leased as of March 31, 2012. For the three months ended March 31, 2013, the net lease portfolio generated a weighted average effective yield of 9.1% compared to 9.9% during the same period in 2012.
Interest income for the three months ended March 31, 2013 declined primarily due to a decrease in the average balance of performing loans to $1.37 billion from $2.09 billion for the same period in 2012. The decrease in performing loans was primarily due to loan repayments as well as performing loans moving to non-performing status (see Risk Management below). For the three months ended March 31, 2013, performing loans generated a weighted average effective yield of 7.2% as compared to 7.0% in 2012.
Other income primarily includes revenue related to hotel properties included in the operating property portfolio, which was $8.1 million for the three months ended March 31, 2013 compared to $8.8 million for the same period in 2012. For the three months ended March 31, 2013, other income also includes $2.2 million related to the prepayment and sales of loans.
Costs and expenses—Interest expense decreased for the three months ended March 31, 2013, primarily due to a lower average outstanding balance partially offset by a higher weighted average cost of debt. The average outstanding balance of our debt declined to $4.60 billion for the three months ended March 31, 2013 from $5.80 billion for the three months ended March 31, 2012. Our weighted average effective cost of debt increased to 6.22% for the three months ended March 31, 2013 as compared to 5.88% during the three months ended March 31, 2012, primarily due to the maturity of lower cost debt being refinanced with debt at higher rates in the first half of 2012.

The increase in real estate expense was primarily driven by additional properties to which we took title and due to an increase in costs on certain land assets. Expenses for operating properties were $25.7 million for the three months ended March 31, 2013 as compared to $25.8 million for the same period in 2012. Operating expenses for net lease assets increased slightly to $5.7 million for the three months ended March 31, 2013 from $5.1 million for the same period in 2012. Carrying costs and other expenses on our land assets increased to $6.5 million for the three months ended March 31, 2013 from $4.2 million for the same period in 2012, primarily related to increased pre-development activities. Depreciation and amortization increased for the three months ended March 31, 2013 primarily due to the acquisition of additional operating properties.
General and administrative expenses decreased primarily due to lower payroll and employee related costs and decreased legal expenses. Payroll and employee related costs declined due to staffing reductions, while legal expenses declined due to the settlement of litigation in June 2012 (see Part II. Item 1. Legal Proceedings).
Provisions for loan losses totaled $10.2 million during the three months ended March 31, 2013 and included specific reserves on non-performing loans, offset by a reduction in the general reserve primarily due to a reduction in the balance of performing loans outstanding during the current year (see Risk Management below).
There were no asset impairments for the three months ended March 31, 2013. For the three months ended March 31, 2012, we recorded impairments of $16.1 million related to operating properties which resulted from changing market conditions and changes in business strategy for certain assets. Of this amount, $15.3 million relates to real estate assets held for sale or sold and were therefore included in discontinued operations for the three months ended March 31, 2012.
Other expense for the three months ended March 31, 2013 increased primarily due to $3.6 million of third party expenses incurred in connection with the refinancing of our October 2012 Secured Credit Facility with our February 2013 Secured Credit Facility (see Liquidity and Capital Resources below).
Gain (loss) on early extinguishment of debt, net—During the three months ended March 31, 2013, $4.9 million of net losses on the early extinguishment of debt was primarily related to accelerated amortization of discounts and fees in connection with the refinancing of our October 2012 Secured Credit Facility with our February 2013 Secured Credit Facility. We also recorded $4.6 million of losses related to the accumulated amortization of discounts and fees in connection with amortization payments that we made on our 2012 and 2013 Secured Credit Facilities (see Liquidity and Capital Resources below).
During the same period in 2012, we repurchased $124.1 million aggregate principal amount of our convertible notes due October 2012, fully repaid the $244.0 million remaining balance on our unsecured credit facility due in June 2012, repaid $89.8 million on our 2011 Tranche A-1 Facility and repurchased $96.3 million par value of senior unsecured notes. In connection with these repayments and repurchases prior to maturity, we recorded a net gain on early extinguishment of debt of $1.7 million.
Earnings from equity method investments—Earnings from equity method investments decreased during the three months ended March 31, 2013, primarily due to the Madison Funds recording a significant unrealized gain related to the pending sale of an investment during March 2012 and due to lower income from sales of residential property units recorded by one of our real estate equity investments.
During the same period in 2012, we recorded our share of the Madison Funds significant unrealized gain related to the pending sale of an investment which was approximately $13.7 million.
Income tax expense—Income tax expense increased for the three months ended March 31, 2013 compared to the same period in 2012 due to increased gains from unit sales, increased income from our investment in LNR, as well as the full utilization of net operating losses by March 31, 2013.
Discontinued operations—During the three months ended March 31, 2013, we sold a commercial operating property with a carrying value of $24.1 million which resulted in a net gain of $5.0 million and a net lease asset with a carrying value of $0.9 million for proceeds that approximated carrying value. During the three months ended March 31, 2012, we sold a net lease asset with a carrying value of $4.1 million for a net gain of $2.4 million.
Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of March 31, 2013. For the three months ended March 31, 2012, income (loss) from discontinued operations includes impairment of assets of $15.3 million.
Income from sales of residential property—During the three months ended March 31, 2013 and 2012, we sold condominium units for total net proceeds of $75.2 million and $49.5 million, respectively, that resulted in income from sales of residential properties totaling $23.7 million and $6.7 million, respectively.

Adjusted income and Adjusted EBITDA
In addition to net income (loss), we use Adjusted income and Adjusted EBITDA to measure our operating performance. Adjusted income represents net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for loan losses, impairment of assets, stock-based compensation expense, and gain (loss) on early extinguishment of debt. Adjusted EBITDA represents net income (loss) plus the sum of interest expense, income taxes, depreciation and amortization, provision for loan losses, impairment of assets and stock-based compensation expense, less gain (loss) on early extinguishment of debt.
We believe Adjusted income and Adjusted EBITDA are useful measures to consider, in addition to net income (loss), as they may help investors evaluate our core operating performance. Adjusted income and Adjusted EBITDA should be examined in conjunction with net income (loss) as shown in our Consolidated Statements of Operations. Adjusted income and Adjusted EBITDA should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor are Adjusted income and Adjusted EBITDA indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted income and Adjusted EBITDA are additional measures for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted income and Adjusted EBITDA may differ from the calculations of similarly-titled measures by other companies.

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(41,263)	$(54,792)
Add: Depreciation and amortization(1)	17,454	17,239
Add: Provision for loan losses	10,206	17,500
Add: Impairment of assets(2)	(32)	16,024
Add: Stock-based compensation expense	5,202	4,666
Less: (Gain) loss on early extinguishment of debt, net	9,541	(1,704)
Less: HPU/Participating Security allocation	(1,372)	(1,765)
Adjusted income (loss) allocable to common shareholders	$(264)	$(2,832)
Explanatory Notes:
_______________________________________________________________________________

(1)	For the three months ended March 31, 2013 and 2012, depreciation and amortization includes $65 and $1,071, respectively, of depreciation and amortization reclassified to discontinued operations.

(2)	For the three months ended March 31, 2013 and 2012, impairment of assets includes ($32) and $15,275 of impairment of assets reclassified to discontinued operations.

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(32,253)	$(46,048)
Add: Interest expense(1)	71,566	86,142
Add: Income tax expense	4,075	1,271
Add: Depreciation and amortization(2)	17,454	17,239
EBITDA	$60,842	$58,604
Add: Provision for loan losses	10,206	17,500
Add: Impairment of assets(3)	(32)	16,024
Add: Stock-based compensation expense	5,202	4,666
Less: (Gain) loss on early extinguishment of debt, net	9,541	(1,704)
Adjusted EBITDA	$85,759	$95,090
Explanatory Notes:
_______________________________________________________________________________

(1)	For the three months ended March 31, 2012, interest expense includes $(798) of interest expense reclassified to discontinued operations.

(2)	For the three months ended March 31, 2013 and 2012, depreciation and amortization includes $65 and $1,071, respectively, of depreciation and amortization reclassified to discontinued operations.

(3)	For the three months ended March 31, 2013 and 2012, impairment of assets includes ($32) and $15,275 of impairment of assets reclassified to discontinued operations.
Risk Management
Loan Credit Statistics—The table below summarizes our non-performing loans, watch list loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	March 31, 2013	December 31, 2012
Non-performing loans
Carrying value(1)	$358,805	$503,112
As a percentage of total carrying value of loans	22.7%	27.5%
Watch list loans
Carrying value	$41,742	$44,350
As a percentage of total carrying value of loans	2.6%	2.4%
Reserve for loan losses
Total reserve for loan losses	$521,795	$524,499
As a percentage of total loans before loan loss reserves	24.8%	22.3%
Non-performing loan asset-specific reserves for loan losses	$465,837	$476,140
As a percentage of gross carrying value of non-performing loans	56.5%	48.6%
Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2013, we had non-performing loans with an aggregate carrying value of $358.8 million. Our non-performing loans decreased during the three months ended March 31, 2013, primarily due to the reclassification of certain non-performing loans to performing status as well as paydowns received on non-performing loans during the quarter.

Watch List Loans—During our quarterly loan portfolio assessments, loans are put on the watch list if deteriorating performance indicates they warrant a higher degree of monitoring and senior management attention. As of March 31, 2013, we had loans on the watch list with a combined carrying value of $41.7 million.
Reserve for Loan Losses—The reserve for loan losses was $521.8 million as of March 31, 2013, or 24.8% of the gross carrying value of total loans, compared to $524.5 million or 22.3% at December 31, 2012. The change in the balance of the reserve was the result of $10.2 million of provisioning for loan losses, reduced by $12.9 million of charge-offs during the three months ended March 31, 2013. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves require us to use significant judgment. In addition, the process of estimating values and reserves for our European loan assets, is subject to additional risks related to the continued economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.
The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2013, asset-specific reserves decreased slightly to $490.9 million compared to $491.4 million at December 31, 2012, primarily due to charge-offs on loans offset by additional reserves established on existing non-performing loans.
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
The general reserve decreased to $30.9 million or 2.4% of the gross carrying value of performing loans as of March 31, 2013, compared to $33.1 million or 2.4% of the gross carrying value of performing loans at December 31, 2012. This reduction is primarily attributable to the reduction in the balance of performing loans combined with a slight improvement in the weighted average risk ratings of performing loans to 3.00 as of March 31, 2013 compared to 3.01 as of December 31, 2012.
Risk concentrations—As of March 31, 2013, our total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease Assets	Operating Properties	Land	Total	% of Total
Land	$273,481	$—	$—	$976,925	$1,250,406	21.5%
Office	59,357	406,116	308,424	—	773,897	13.3%
Industrial / R&D	94,818	558,945	58,528	—	712,291	12.3%
Entertainment / Leisure	75,078	484,380	—	—	559,458	9.6%
Hotel	296,474	136,080	91,019	—	523,573	9.0%
Condominium	158,015	—	358,518	—	516,533	8.9%
Retail	279,469	58,134	169,299	—	506,902	8.7%
Mixed Use / Mixed Collateral	239,555	—	189,267	—	428,822	7.4%
Other Property Types	137,309	9,788	24,541	—	171,638	3.0%
Strategic Investments	—	—	—	—	363,199	6.3%
Total	$1,613,556	$1,653,443	$1,199,596	$976,925	$5,806,719	100.0%
Explanatory Note:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio, gross of accumulated depreciation and general loan loss reserves.

As of March 31, 2013, our total investment portfolio had the following characteristics by geographical region ($ in thousands)(1):

Geographic Region	Real Estate Finance	Net Lease Assets	Operating Properties	Land	Total	% of Total
West	$272,196	$434,399	$261,739	$368,743	$1,337,077	23.0%
Northeast	375,015	385,487	187,924	184,726	1,133,152	19.5%
Southeast	296,468	241,449	242,939	90,964	871,820	15.0%
Southwest	193,186	227,988	218,135	118,868	758,177	13.1%
Mid-Atlantic	28,498	125,578	207,516	180,850	542,442	9.4%
Central	149,077	80,456	67,092	9,500	306,125	5.3%
International	230,830	—	—	—	230,830	4.0%
Northwest	68,269	80,947	14,251	23,274	186,741	3.1%
Various	17	77,139	—	—	77,156	1.3%
Strategic Investments	—	—	—		363,199	6.3%
Total	$1,613,556	$1,653,443	$1,199,596	$976,925	$5,806,719	100.0%
Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio, gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments includes $37.0 million of international assets. Additionally, international and strategic investments include $155.5 million of European assets, including $66.0 million in Germany and $89.5 million in the United Kingdom.

Liquidity and Capital Resources
For the three months ended March 31, 2013, we funded investments of $39.9 million. Also during the first quarter of 2013, we received $355.3 million of proceeds from our portfolio, comprised of $231.0 million from repayments and sales of loans, $112.6 million from sales of operating properties and $11.6 million from land, net leasing and other investments. In addition, we raised $194.0 million in net proceeds from our Series J Preferred Stock issuance to provide liquidity for new investment originations and general corporate purposes.
As of March 31, 2013, we had $545.3 million of debt maturities due before December 31, 2013, with a majority of that amount due in October 2013. In addition, we currently expect to make approximately $186.6 million of capital expenditures on our portfolio during the remainder of the year. Our capital sources to meet expected cash uses throughout 2013 will primarily include cash on hand, as well as debt refinancings, proceeds from unencumbered asset sales and loan repayments from borrowers, and may include equity capital raising transactions. As of March 31, 2013, we had unencumbered assets with a carrying value of approximately $3.10 billion. In April 2013, we sold our interest in LNR for net proceeds of $220.3 million. The transaction will provide us with additional liquidity that we can use for new investment activities which should contribute positively to our earnings; however, those investments may not fully replace the earnings contributed by LNR (see Note 6 to the Consolidated Financial Statements).
We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions. However, it is not possible for us to predict whether improving economic trends will continue or to quantify the impact of these or other trends on our financial results. If we fail to repay our obligations as they become due, it would be an event of default under the relevant debt instruments, which could result in a cross-default and acceleration of our other outstanding debt obligations, all of which would have a material adverse effect on our business.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of March 31, 2013 (see Note 8 of the Notes to the Consolidated Financial Statements) ($ in thousands):

	Amounts Due By Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	6 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$2,203,723	$—	$60,309	$2,143,414	$—	$—
Unsecured notes	1,787,745	745,855	367,168	674,722	—	—
Convertible notes	200,000	—	—	200,000	—	—
Secured term loans	263,489	—	853	18,329	233,112	11,195
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	$4,554,957	$745,855	$428,330	$3,036,465	$233,112	$111,195
Interest Payable(1)	1,000,751	250,830	412,279	269,667	44,319	23,656
Operating Lease Obligations	31,406	5,288	9,208	8,491	8,419	—
Total(2)	$5,587,114	$1,001,973	$849,817	$3,314,623	$285,850	$134,851
Explanatory Notes:
_______________________________________________________________________________

(1)	All variable-rate debt assumes a 30-day LIBOR rate of 0.20% (the 30-day LIBOR rate at March 29, 2013).

(2)
We also have issued letters of credit totaling $3.7 million in connection with four of our investments. See Unfunded Commitments below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

February 2013 Secured Credit Facility—On February 11, 2013, we entered into a $1.71 billion senior secured credit facility due October 15, 2017 (the “February 2013 Secured Credit Facility”) that amended and restated our $1.82 billion senior secured credit facility, dated October 15, 2012 (the “October 2012 Secured Credit Facility”). The February 2013 Credit Facility amended the October 2012 Secured Credit Facility by: (i) reducing the interest rate from LIBOR plus 4.50%, with a 1.25% LIBOR floor, to LIBOR plus 3.50%, with a 1.00% LIBOR floor; and (ii) extending the call protection period for the lenders from October 15, 2013 to December 31, 2013.
Borrowings under the February 2013 Secured Credit Facility are collateralized by a first lien on a fixed pool of assets, with required minimum collateral coverage of not less than 125% of outstanding borrowings. If collateral coverage is less than 137.5% of outstanding borrowings, 100% of the proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the February 2013 Secured Credit Facility. For so long as collateral coverage is between 137.5% and 150% of outstanding borrowings, 50% of proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the February 2013 Secured Credit Facility and for so long as collateral coverage is greater than 150% of outstanding borrowings, we may retain all proceeds from principal repayments and sales of collateral. We retain proceeds from interest, rent, lease payments and fee income in all cases.
In connection with the February 2013 Secured Credit Facility transaction, we incurred $17.1 million of lender fees and $3.8 million in third party fees, of which lender fees were capitalized in "Debt Obligations, net" on our Consolidated Balance Sheets, and $3.6 million of third party fees was recognized in “Other expense” on our Consolidated Statements of Operations, as it related primarily to the portion of lenders from the original facility that modified their debt under the new facility. The remaining $0.2 million of third party fees were recorded in “Deferred expenses and other assets, net” on our Consolidated Balance Sheets, as it related to the new lenders.
Through March 31, 2013, we have made cumulative amortization repayments of $33.6 million on the February 2013 Secured Credit Facility. Repayments of the February 2013 Secured Credit Facility prior to the scheduled maturity date have resulted in losses on early extinguishment of debt of $0.8 million for the three months ended March 31, 2013 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
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

The October 2012 Secured Credit Facility was refinanced by the February 2013 Secured Credit Facility. Prior to refinancing, through March 31, 2013, we have made cumulative amortization repayments of $113.0 million on the October 2012 Secured Credit Facility, which resulted in losses on early extinguishment of debt of $0.8 million for the three months ended March 31, 2013 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
At the time of the refinancing, we had $30.5 million of unamortized discounts and financing fees related to the October 2012 Secured Credit Facility. In connection with the refinancing, we recorded a loss on early extinguishment of debt of $4.9 million, related primarily to the portion of lenders in the original facility that did not participate in the new facility. The remaining $25.6 million of unamortized fees and discounts will continue to be amortized to interest expense over the remaining term of the February 2013 Secured Credit Facility.
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
Through March 31, 2013, we have made cumulative amortization repayments of $349.7 million on the 2012 Tranche A-1 Facility, which exceeds all required amortization payments through December 31, 2014. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $3.0 million for the three months ended March 31, 2013 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
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

Unencumbered/Encumbered Assets—As of March 31, 2013, the carrying value of our unencumbered and encumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2013		December 31, 2012
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,649,658	$1,135,146	$1,794,198	$1,004,825
Real estate available and held for sale	252,354	346,707	141,673	494,192
Loans receivable, net(1)	1,076,080	537,476	1,197,373	665,712
Other investments	34,130	369,629	43,545	355,298
Cash and other assets	—	706,838	—	487,073
Total	$3,012,222	$3,095,796	$3,176,789	$3,007,100
Explanatory Note:
_______________________________________________________________________________

(1)	As of March 31, 2013 and December 31, 2012, the amounts presented exclude general reserves for loan losses of $30.9 million and $33.1 million, respectively.
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
Our March 2012 Secured Credit Facilities and February 2013 Secured Credit Facility (as amended and restated by the New Credit Facility) are collectively defined as the "Secured Credit Facilities." Our Secured Credit Facilities contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the Secured Credit Facilities permit us to distribute 100% of our REIT taxable income on an annual basis and the February 2013 Secured Credit Facility permits us to distribute to our shareholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, so long as such assets are not collateral for the February 2013 Secured Credit Facility. We may not pay common dividends if we cease to qualify as a REIT (except that the February 2013 Secured Credit Facility permits us to distribute certain real estate assets as described in the preceding sentence).
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
Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2013, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$39,411	$33,064	$—	$72,475
Discretionary Fundings	125	—	—	125
Strategic investments	—	—	47,040	47,040
Total	$39,536	$33,064	$47,040	$119,640
Transactions with Related Parties—We have an equity interest of approximately 24% in LNR Property Corporation ("LNR") and two of our executive officers serve on LNR's board of managers. As described below in Subsequent Events, we sold this interest in April 2013.
Stock Repurchase Program—On May 15, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of our Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. As of March 31, 2013, we had $16.0 million of Common Stock available to repurchase under our Board authorized stock repurchase programs.
Subsequent Events—In April 2013 we sold our 24% interest in LNR Property LLC, for $220.3 million in net proceeds after closing costs and LNR management incentives.
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
A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of March 31, 2013.
New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first three months of 2013 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
As previously reported, in April 2008, two putative class action complaints were filed in the United States District Court for the Southern District of New York alleging violations of federal securities laws by the Company and certain of its current and former executive officers in connection with the Company's December 13, 2007 public offering (the "Citiline Action"). On June 4, 2012, we reached an agreement in principle with the plaintiffs' Court-appointed representatives in the Citiline Action to settle the litigation. On April 5, 2013, the Court approved the settlement, entered a Final Judgment and Order of Dismissal With Prejudice and the Citiline Action was concluded.
Item 1a.    Risk Factors
See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
None

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
1.1
Underwriting Agreement, dated March 12, 2013, by and among the Company and Barclays Capital Inc. and the other several underwriters named therein, relating to the Series J Cumulative Convertible Perpetual Preferred Stock, par value $0.001 per share (incorporated by reference from the Company's Current Report on Form 8-K filed on March 18, 2013).

3.1
Articles Supplementary designating the Series J Cumulative Convertible Perpetual Preferred Stock, par value $0.001 per share (incorporated by reference from the Company's Current Report on Form 8-K filed on March 18, 2013).

4.1
Form of specimen certificate representing the Series J Cumulative Convertible Perpetual Preferred Stock, par value $0.001 per share (incorporated by reference from the Company's Current Report on Form 8-A filed on March 18, 2013).

10.1
Credit Facility, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent and Bank of America, N.A., as Documentation Agent, dated as of dated as of February 11, 2013 (incorporated by reference from the Company's Current Report on Form 8-K filed on February 15, 2013).

31.1	Certifications pursuant to Section 302 of the Sarbanes‑Oxley Act
32.1	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the three months ended March 31, 2013, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012 and (vi) the Notes to the Consolidated Financial Statements (unaudited).*

Explanatory Notes:
_______________________________________________________________________________

*
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

iSTAR FINANCIAL INC. Registrant
Date:	May 6, 2013	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	May 6, 2013	/s/ DAVID M. DISTASO
David M. DiStaso Chief Financial Officer (principal financial and accounting officer)