Form 10-Q
period 2013-06-30
ISTAR FINANCIAL INC
filed 2013-08-06
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of August 1, 2013, there were 85,381,078 shares of Common Stock outstanding, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

iStar Financial Inc.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	June 30, 2013	December 31, 2012
ASSETS
Real estate
Real estate, at cost	$3,172,352	$3,226,648
Less: accumulated depreciation	(421,675)	(427,625)
Real estate, net	$2,750,677	$2,799,023
Real estate available and held for sale	524,092	635,865
	$3,274,769	$3,434,888
Loans receivable and other lending investments, net	1,513,636	1,829,985
Other investments	189,618	398,843
Cash and cash equivalents	715,906	256,344
Restricted cash	50,413	36,778
Accrued interest and operating lease income receivable, net	9,463	15,226
Deferred operating lease income receivable	89,278	84,735
Deferred expenses and other assets, net	103,697	93,990
Total assets	$5,946,780	$6,150,789
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$112,759	$132,460
Debt obligations, net	4,402,447	4,691,494
Total liabilities	$4,515,206	$4,823,954
Commitments and contingencies	—	—
Redeemable noncontrolling interests	12,254	13,681
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (see Note 11)	4	—
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 144,290 issued and 85,373 outstanding at June 30, 2013 and 142,699 issued and 83,782 outstanding at December 31, 2012	144	143
Additional paid-in capital	4,019,423	3,832,780
Retained earnings (deficit)	(2,430,158)	(2,360,647)
Accumulated other comprehensive income (loss) (see Note 11)	(2,366)	(1,185)
Treasury stock, at cost, $0.001 par value, 58,917 shares at June 30, 2013 and December 31, 2012	(241,969)	(241,969)
Total iStar Financial Inc. shareholders' equity	$1,354,900	$1,238,944
Noncontrolling interests	64,420	74,210
Total equity	$1,419,320	$1,313,154
Total liabilities and equity	$5,946,780	$6,150,789
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Operating lease income	$57,522	$54,111	$115,995	$107,305
Interest income	29,682	36,448	54,349	73,651
Other income	13,125	16,659	24,517	27,354
Total revenues	$100,329	$107,218	$194,861	$208,310
Costs and expenses:
Interest expense	$69,157	$94,474	$140,723	$179,818
Real estate expense	37,065	38,172	74,966	73,242
Depreciation and amortization	17,389	16,740	34,772	32,909
General and administrative	20,876	19,792	42,723	42,637
Provision for loan losses	5,020	26,531	15,226	44,031
Impairment of assets	—	6,150	—	6,900
Other expense	146	3,907	5,770	4,360
Total costs and expenses	$149,653	$205,766	$314,180	$383,897
Income (loss) before earnings from equity method investments and other items	$(49,324)	$(98,548)	$(119,319)	$(175,587)
Gain (loss) on early extinguishment of debt, net	(15,242)	(4,868)	(24,784)	(3,164)
Earnings from equity method investments	8,323	18,420	30,001	53,206
Income (loss) from continuing operations before income taxes	$(56,243)	$(84,996)	$(114,102)	$(125,545)
Income tax expense	(429)	(3,477)	(4,504)	(4,748)
Income (loss) from continuing operations(1)	$(56,672)	$(88,473)	$(118,606)	$(130,293)
Income (loss) from discontinued operations	(324)	(773)	616	(14,140)
Gain from discontinued operations	8,279	24,851	13,323	27,257
Income from sales of residential property	34,319	13,266	58,016	19,999
Net income (loss)	$(14,398)	$(51,129)	$(46,651)	$(97,177)
Net (income) loss attributable to noncontrolling interests	311	722	500	696
Net income (loss) attributable to iStar Financial Inc.	$(14,087)	$(50,407)	$(46,151)	$(96,481)
Preferred dividends	(12,780)	(10,580)	(23,360)	(21,160)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	866	1,991	2,247	3,852
Net income (loss) allocable to common shareholders	$(26,001)	$(58,996)	$(67,264)	$(113,789)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(0.40)	$(0.98)	$(0.95)	$(1.51)
Diluted	$(0.40)	$(0.98)	$(0.95)	$(1.51)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(0.31)	$(0.70)	$(0.79)	$(1.36)
Diluted	$(0.31)	$(0.70)	$(0.79)	$(1.36)
Weighted average number of common shares—basic	85,125	84,113	84,975	83,834
Weighted average number of common shares—diluted	85,125	84,113	84,975	83,834
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(74.87)	$(185.13)	$(179.87)	$(285.46)
Diluted	$(74.87)	$(185.13)	$(179.87)	$(285.46)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(57.74)	$(132.73)	$(149.81)	$(256.80)
Diluted	$(57.74)	$(132.73)	$(149.81)	$(256.80)
Weighted average number of HPU shares—basic and diluted	15	15	15	15
Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the three months ended June 30, 2013 and 2012 was $(56.4) million and $(87.8) million, respectively, and for the six months ended June 30, 2013, and 2012 was $(118.1) million and $(129.6) million, respectively. See Note 13 for details on the calculation of earnings per share.

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

iStar Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(14,398)	$(51,129)	$(46,651)	$(97,177)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	(603)	—	(593)	—
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	79	(68)	151	(240)
Reclassification of (gains)/losses on cumulative translation adjustment into earnings upon realization(1)	(1,310)	—	(1,310)	—
Unrealized gains/(losses) on available-for-sale securities	(496)	477	(281)	634
Unrealized gains/(losses) on cash flow hedges	1,188	(85)	1,226	(490)
Unrealized gains/(losses) on cumulative translation adjustment	240	108	(374)	(283)
Other comprehensive income (loss)	$(902)	$432	$(1,181)	$(379)
Comprehensive income (loss)	$(15,300)	$(50,697)	$(47,832)	$(97,556)
Net (income) loss attributable to noncontrolling interests	311	722	500	696
Comprehensive income (loss) attributable to iStar Financial Inc.	$(14,989)	$(49,975)	$(47,332)	$(96,860)
Explanatory Notes:
_______________________________________________________________________________

(1)	Included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations.

(2)	Included in "Other expense" on the Company's Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2013
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$22	$—	$9,800	$143	$3,832,780	$(2,360,647)	$(1,185)	$(241,969)	$74,210	$1,313,154
Issuance of Preferred Stock	—	4	—	—	193,506	—	—	—	—	193,510
Dividends declared—preferred	—	—	—	—	—	(23,360)	—	—	—	(23,360)
Issuance of stock/restricted stock amortization, net	—	—	—	1	(5,119)	—	—	—	—	(5,118)
Net loss for the period(2)	—	—	—	—	—	(46,151)	—	—	927	(45,224)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,181)	—	—	(1,181)
Additional paid-in capital attributable to redeemable noncontrolling interest(4)	—	—	—	—	(1,744)	—	—	—	—	(1,744)
Contributions from noncontrolling interests(3)	—	—	—	—	—	—	—	—	9,687	9,687
Distributions to noncontrolling interests(4)	—	—	—	—	—	—	—	—	(20,404)	(20,404)
Balance at June 30, 2013	$22	$4	$9,800	$144	$4,019,423	$(2,430,158)	$(2,366)	$(241,969)	$64,420	$1,419,320
Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the six months ended June 30, 2013 net loss shown above excludes $1.4 million of net loss attributable to redeemable noncontrolling interests.

(3)	Includes $9.4 million of operating property assets contributed by a noncontrolling partner (see Note 4).

(4)	Includes $8.8 million payment to redeem a noncontrolling member's interest.
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(46,651)	$(97,177)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	15,226	44,031
Impairment of assets	550	25,303
Depreciation and amortization	34,750	34,418
Payments for withholding taxes upon vesting of stock-based compensation	(13,790)	(11,657)
Non-cash expense for stock-based compensation	9,921	8,113
Amortization of discounts/premiums and deferred financing costs on debt	10,403	17,679
Amortization of discounts/premiums and deferred interest on loans	(16,262)	(29,442)
Earnings from equity method investments	(30,001)	(53,206)
Distributions from operations of equity method investments	10,211	56,769
Deferred operating lease income	(6,477)	(5,466)
Income from sales of residential property	(58,016)	(19,999)
Gain from discontinued operations	(13,323)	(27,257)
(Gain) loss on early extinguishment of debt, net	13,270	3,164
Repayments and repurchases of debt - debt discount and prepayment penalty	(20,394)	(17,326)
Other operating activities, net	4,109	3,879
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	5,763	3,278
Changes in deferred expenses and other assets, net	4,702	(5,882)
Changes in accounts payable, accrued expenses and other liabilities	(10,527)	3,723
Cash flows from operating activities	$(106,536)	$(67,055)
Cash flows from investing activities:
Investment originations and fundings	$(98,118)	$(23,877)
Capital expenditures on real estate assets	(47,660)	(32,714)
Contributions to unconsolidated entities	(3,248)	(6,145)
Repayments of and principal collections on loans	298,633	332,045
Net proceeds from sales of loans	79,671	56,998
Net proceeds from sales of real estate	260,937	311,102
Net proceeds from sale of unconsolidated entity	220,281	—
Distributions from unconsolidated entities	20,437	41,586
Changes in restricted cash held in connection with investing activities	(23,133)	(462,605)
Other investing activities, net	908	(384)
Cash flows from investing activities	$708,708	$216,006
Cash flows from financing activities:
Borrowings under secured credit facilities	$657,847	$850,465
Repayments under secured credit facilities	(971,531)	(392,124)
Repayments under unsecured credit facilities	—	(244,046)
Borrowings under secured term loans	9,412	—
Repayments under secured term loans	(3,594)	(54,767)
Borrowings under unsecured notes	565,000	264,029
Repayments under unsecured notes	(96,312)	(259,584)
Repurchases and redemptions of unsecured notes	(447,664)	(396,356)
Payments for deferred financing costs	(12,857)	(3,248)
Preferred dividends paid	(23,360)	(21,160)
Proceeds from issuance of preferred stock	193,510	—
Other financing activities, net	(13,061)	(5,143)
Cash flows from financing activities	$(142,610)	$(261,934)
Changes in cash and cash equivalents	$459,562	$(112,983)
Cash and cash equivalents at beginning of period	256,344	356,826
Cash and cash equivalents at end of period	$715,906	$243,843
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization
Business—iStar Financial Inc., or the "Company," is a fully-integrated finance and investment company focused on the commercial real estate industry. The Company provides custom-tailored investment capital to high-end private and corporate owners of real estate and invests directly across a range of real estate sectors. The Company, which is taxed as a real estate investment trust, or "REIT," has invested more than $35 billion over the past two decades. The Company's primary business segments are real estate finance, net lease, operating properties and land.
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
During the interim period ended June 30, 2012, the Company changed the classification within its cash flow statement for certain transactions involving the repurchase of its debt that was initially issued at a discount, as well as certain payments involving the potential acquisition of real estate. The Company believes the new classification is a more meaningful reflection of these transactions (collectively the “Reclassification”) and changed the Company's cash flows from the initially reported amounts as follows:

	As Previously Reported	Change	As Reclassified
Cash flows from operations:
Six months Ended June 30, 2012	$(57,196)	$(9,859)	$(67,055)

Cash flows from investing activities:
Six months Ended June 30, 2012	$206,147	$9,859	$216,006
The above changes to the amounts for the six months ended June 30, 2012 were classified in connection with the Company's filing on Form 10-Q for the six months ended June 30, 2013.
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
Notes to Consolidated Financial Statements
(unaudited)

Consolidated VIEs—As of June 30, 2013, the Company consolidated five VIEs for which the Company is considered the primary beneficiary. The assets and liabilities of the consolidated VIEs are included in the Company's Consolidated Balance Sheets. The Company's total unfunded commitments related to consolidated VIEs is $49.2 million as of June 30, 2013.
Unconsolidated VIEs—As of June 30, 2013, 28 of the Company's other investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of June 30, 2013, the Company's maximum exposure to loss from these investments does not exceed the sum of the $161.0 million carrying value of the investments and $8.1 million of related unfunded commitments.
Note 3—Summary of Significant Accounting Policies
As of June 30, 2013, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, have not changed materially.
New Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This guidance is the culmination of the board's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted this ASU beginning with the reporting period ended March 31, 2013. The adoption did not have a material impact on the financial statements.
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease Assets	Operating Properties	Land	Total
As of June 30, 2013
Land and land improvements	$336,562	$132,028	$769,298	$1,237,888
Buildings and improvements	1,292,675	641,789	—	1,934,464
Less: accumulated depreciation and amortization	(326,375)	(92,480)	(2,820)	(421,675)
Real estate, net	$1,302,862	$681,337	$766,478	$2,750,677
Real estate available and held for sale	8,694	335,571	179,827	524,092
Total real estate	$1,311,556	$1,016,908	$946,305	$3,274,769
As of December 31, 2012
Land and land improvements	$344,239	$132,028	$786,114	$1,262,381
Buildings and improvements	1,295,081	669,186	—	1,964,267
Less: accumulated depreciation and amortization	(315,699)	(109,634)	(2,292)	(427,625)
Real estate, net	$1,323,621	$691,580	$783,822	$2,799,023
Real estate available and held for sale	—	454,587	181,278	635,865
Total real estate	$1,323,621	$1,146,167	$965,100	$3,434,888
Real estate available and held for sale—As of June 30, 2013 and December 31, 2012, the Company had $298.8 million and $374.1 million, respectively, of residential properties available for sale in its operating properties portfolio. The Company is actively marketing and selling condominium units in these projects.
Acquisitions—During the six months ended June 30, 2013, the Company acquired, via foreclosure, title to a property previously serving as collateral on a loan receivable. The Company contributed the property to a newly-formed entity, of which it owns 63%. Based on the control provisions in the partnership agreement, the Company consolidates the entity and reflects its partner's share of the equity in "Noncontrolling interests" on the Company's Consolidated Balance Sheets. The acquisition was accounted for at fair value whereby the assets acquired were valued at $25.5 million, which reflects adjustments made to finalize

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

the initial accounting of the purchase price allocation of the assets and noncontrolling interest. No gain or loss was recorded in conjunction with this transaction.
During the six months ended June 30, 2012, the Company acquired title to properties previously serving as collateral on its loan receivables with a total fair value of $185.8 million at the time of foreclosure. These properties included $172.4 million of residential operating properties and $13.4 million of commercial operating properties.
Dispositions—During the three months ended June 30, 2013 and 2012, the Company sold 103 and 168 condominium units, respectively, and recorded income from sales of residential properties totaling $30.9 million and $13.3 million, respectively. During the six months ended June 30, 2013 and 2012, the Company sold 199 and 262 condominium units, respectively, and recorded income from sales of residential properties totaling $54.6 million and $20.0 million, respectively.
During the six months ended June 30, 2013, the Company sold land for net proceeds of $21.4 million to a newly-formed unconsolidated entity in which the Company also received a preferred partnership interest and a 47.5% equity interest. The Company recognized a gain of $3.4 million, reflecting the proportionate share of our sold interest, which is recorded as "Income from sales of residential property" in the Company's Consolidated Statements of Operations.
Additionally, during the six months ended June 30, 2013, the Company sold three net lease assets with a carrying value of $13.5 million resulting in a net gain of $3.4 million. During the same period the Company sold three commercial operating properties with a carrying value of $43.2 million resulting in a net gain of $9.9 million. These gains were recorded as "Gain from discontinued operations" in the Company's Consolidated Statement of Operations. The Company also sold other land assets with a carrying value of $5.5 million for proceeds that approximated carrying value.
On April 30, 2012, the Company sold a portfolio of 12 net lease assets with a carrying value of $105.7 million and recorded a gain of $24.9 million resulting from the transaction, which is recorded in "Gain from discontinued operations" in the Company's Consolidated Statement of Operations.
Additionally, during the six months ended June 30, 2012, the Company sold two net lease assets with a carrying value of $9.8 million, resulting in a net gain of $2.4 million, which is recorded in "Gain from discontinued operations" in the Company's Consolidated Statement of Operations. During 2012, the Company also sold five commercial operating properties with a carrying value of $10.3 million, resulting in a net loss of $1.4 million, and land assets with a carrying value of $2.7 million for proceeds that approximated carrying value.
Discontinued Operations—The following table summarizes income (loss) from discontinued operations for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$872	$3,037	$2,810	$7,939
Total expenses	(769)	(2,464)	$(1,799)	(5,459)
Impairment of assets	(427)	(1,346)	(395)	(16,620)
Income (loss) from discontinued operations	$(324)	$(773)	$616	$(14,140)
Impairments—During the three months ended June 30, 2013, the Company recorded $0.4 million of impairments on real estate assets, which is recorded in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations. During the three and six months ended June 30, 2012, the Company recorded impairments on real estate assets totaling $7.5 million and $23.5 million, respectively. Of these amounts, $1.3 million and $16.6 million, respectively, have been reclassified to discontinued operations as the assets were sold or classified as held for sale as of June 30, 2013.
Intangible assets—As of June 30, 2013 and December 31, 2012 the Company had $53.9 million and $59.9 million, respectively, of finite lived intangible assets, net of accumulated amortization of $27.0 million and $49.3 million, respectively, primarily related to the acquisition of real estate assets. The total amortization expense for these intangible assets was $3.0 million and $6.0 million for the three and six months ended June 30, 2013, respectively, and $2.8 million and $6.0 million for the three and six months ended June 30, 2012, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $7.9 million and $15.7 million for the three and six months ended June 30, 2013, respectively, and $7.2 million and $15.0 million for the three and six months ended June 30, 2012, respectively. These amounts are included in “Operating lease income” on the Company's Consolidated Statements of Operations.
Allowance for doubtful accounts—As of June 30, 2013 and December 31, 2012, the total allowance for doubtful accounts related to real estate tenant receivables, including deferred operating lease income receivable, was $6.0 million and $5.6 million, respectively.
Note 5—Loans Receivable and Other Lending Investments, net
The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	June 30, 2013	December 31, 2012
Senior mortgages	$1,397,524	$1,751,256
Subordinate mortgages	114,218	152,737
Corporate/Partnership loans	415,998	450,491
Total gross carrying value of loans	$1,927,740	$2,354,484
Reserves for loan losses	(479,826)	(524,499)
Total loans receivable, net	$1,447,914	$1,829,985
Other lending investments—securities	65,722	—
Total loans receivable and other lending investments, net(1)	$1,513,636	$1,829,985
Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of June 30, 2013 and December 31, 2012 includes accrued interest of $7.0 million and $9.8 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" in the Company's Consolidated Balance Sheets.

During the six months ended June 30, 2013, the Company originated and funded $89.3 million of loans and other lending investments and received principal repayments of $298.6 million. During the same period, the Company sold loans with a total carrying value of $80.3 million, which resulted in net realized losses of $0.6 million. Gains and losses on sales of loans are reported in "Other income" on the Company's Consolidated Statements of Operations.
Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Reserve for loan losses at beginning of period	$521,795	$567,179	$524,499	$646,624
Provision for loan losses(1)	5,020	26,531	15,226	44,031
Charge-offs	(46,989)	(29,924)	(59,899)	(126,869)
Reserve for loan losses at end of period	$479,826	$563,786	$479,826	$563,786
Explanatory Note:
_______________________________________________________________________________

(1)
Included in the provision for loan losses for the three and six months ended June 30, 2013 was a $6.0 million recovery related to the resolution of a non-performing loan that was previously fully reserved.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of June 30, 2013
Loans	$994,445	$930,202	$9,930	$1,934,577
Less: Reserve for loan losses	(447,526)	(32,300)	—	(479,826)
Total	$546,919	$897,902	$9,930	$1,454,751
As of December 31, 2012
Loans	$1,095,957	$1,210,077	$58,281	$2,364,315
Less: Reserve for loan losses	(472,058)	(33,100)	(19,341)	(524,499)
Total	$623,899	$1,176,977	$38,940	$1,839,816
Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $2.4 million and $4.0 million as of June 30, 2013 and December 31, 2012, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $5.4 million and $3.8 million as of June 30, 2013 and December 31, 2012, respectively.

(3)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.4 million and $0.1 million as of June 30, 2013 and December 31, 2012, respectively. These loans had cumulative principal balances of $10.3 million and $58.8 million, as of June 30, 2013 and December 31, 2012, respectively.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	June 30, 2013		December 31, 2012
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$668,326	2.75	$840,593	2.75
Subordinate mortgages	60,750	3.08	99,698	2.27
Corporate/Partnership loans	409,083	3.81	444,772	3.69
Total	$1,138,159	3.15	$1,385,063	3.01
As of June 30, 2013, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days	Total Past Due	Total
Senior mortgages	$702,619	$—	$697,999	$697,999	$1,400,618
Subordinate mortgages	60,750	—	54,136	54,136	114,886
Corporate/Partnership loans	409,083	—	9,990	9,990	419,073
Total	$1,172,452	$—	$762,125	$762,125	$1,934,577

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of June 30, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$14,411	$14,339	$—	$108,077	$107,850	$—
Corporate/Partnership loans	9,990	10,041	—	10,110	10,160	—
Subtotal	$24,401	$24,380	$—	$118,187	$118,010	$—
With an allowance recorded:
Senior mortgages	$853,573	$851,343	$(398,887)	$918,975	$918,496	$(442,760)
Subordinate mortgages	54,136	53,468	(39,579)	53,979	53,679	(39,579)
Corporate/Partnership loans	62,336	62,419	(9,060)	63,096	63,246	(9,060)
Subtotal	$970,045	$967,230	$(447,526)	$1,036,050	$1,035,421	$(491,399)
Total:
Senior mortgages	$867,984	$865,682	$(398,887)	$1,027,052	$1,026,346	$(442,760)
Subordinate mortgages	54,136	53,468	(39,579)	53,979	53,679	(39,579)
Corporate/Partnership loans	72,326	72,460	(9,060)	73,206	73,406	(9,060)
Total	$994,446	$991,610	$(447,526)	$1,154,237	$1,153,431	$(491,399)
Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of June 30, 2013 and December 31, 2012, certain loans modified through troubled debt restructurings with a recorded investment of $198.0 million and $175.0 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$16,561	$8,212	$180,037	$1,799	$47,067	$9,057	$193,187	$2,206
Corporate/Partnership loans	10,051	320	10,110	—	10,070	440	10,110	—
Subtotal	$26,612	$8,532	$190,147	$1,799	$57,137	$9,497	$203,297	$2,206
With an allowance recorded:
Senior mortgages	$878,381	$450	$1,041,613	$1,194	$891,912	$956	$1,117,396	$2,434
Subordinate mortgages	53,966	—	65,659	—	53,971	—	51,266	—
Corporate/Partnership loans	61,945	80	61,956	76	62,329	157	62,168	156
Subtotal	$994,292	$530	$1,169,228	$1,270	$1,008,212	$1,113	$1,230,830	$2,590
Total:
Senior mortgages	$894,942	$8,662	$1,221,650	$2,993	$938,979	$10,013	$1,310,583	$4,640
Subordinate mortgages	53,966	—	65,659	—	53,971	—	51,266	—
Corporate/Partnership loans	71,996	400	72,066	76	72,399	597	72,278	156
Total	$1,020,904	$9,062	$1,359,375	$3,069	$1,065,349	$10,610	$1,434,127	$4,796
During the quarter ended June 30, 2013, the Company recorded interest income of $8.0 million related to the resolution of a certain non-performing loan. Interest income was not previously recorded while the loan was on non-accrual status.
Troubled Debt Restructurings—During the three and six months ended June 30, 2013 and 2012, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Three Months Ended June 30,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	2	$71,758	$71,758	1	$4,561	$4,561

	For the Six Months Ended June 30,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	3	$144,432	$136,758	6	$310,342	$264,868

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

During the three months ended June 30, 2013, the Company restructured one performing loan with a recorded investment of $3.2 million to grant a maturity extension of one year. The Company also extended a payoff option on a loan with a recorded investment of $68.6 million that was classified as non-performing.
During the six months ended June 30, 2013, the Company restructured three loans that were considered troubled debt restructurings. In addition to the loans modified during the current quarter that are described above, the Company restructured one non-performing loan with a recorded investment of $72.7 million. The Company received a $13.3 million paydown and accepted a discounted payoff option, with final payment expected to be made in January 2014 and the loan was reclassified from non-performing to performing status as the Company believes the borrower can perform under the modified terms of the agreement.
During the three months ended June 30, 2012, the Company restructured one loan that was considered a troubled debt restructuring. The Company extended the term of this performing loan by one year with the interest rate unchanged.
Troubled debt restructurings that occurred during the six months ended June 30, 2012 included the modifications of performing loans with a combined recorded investment of $62.6 million. The modified terms of these loans granted maturity extensions ranging from three months to one year and included conditional extension options in certain cases dependent on borrower-specific performance hurdles. In each case, the Company believes the borrowers can perform under the modified terms of the loans and continues to classify these loans as performing.
Non-performing loans with a combined recorded investment of $247.7 million were also modified during the six months ended June 30, 2012 and continued to be classified as non-performing subsequent to modification. Included in this balance was a loan with a recorded investment of $181.5 million prior to modification, for which the Company agreed to reduce the outstanding principal balance and recorded charge-offs totaling $45.5 million, and also reduced the loan's interest rate. The remaining non-performing loans were granted maturity extensions ranging from one month to seven months and the interest rate was reduced on one loan.
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of June 30, 2013, the Company had $21.4 million of unfunded commitments associated with modified loans considered troubled debt restructurings.
Troubled debt restructurings that subsequently defaulted during the period were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Senior mortgages	1	$26,693	1	$26,120	1	$26,693	1	$26,120

Securities—During the six months ended June 30, 2013, the Company originated a mandatorily redeemable preferred equity investment of $65.7 million, which has a term of three years with two 12-month extensions. The Company has an unfunded commitment of $80.3 million, which it expects to fund later this year. The investment is classified as a held-to-maturity debt security as the Company has the ability and intent to hold the investment until maturity. As of June 30, 2013, the estimated fair value approximated the net carrying amount.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 6—Other Investments
The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value as of		Equity in Earnings
	June 30, 2013	December 31, 2012	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2013	2012	2013	2012
LNR	$—	$205,773	$1,719	$8,674	$16,465	$20,811
Madison Funds	60,109	56,547	4,865	(767)	7,124	8,731
Oak Hill Funds	24,624	29,840	909	508	2,065	3,883
Real estate equity investments	47,684	47,619	957	8,719	2,721	15,490
Other equity method investments	48,166	47,939	(127)	1,286	1,626	4,291
Total equity method investments	$180,583	$387,718	$8,323	$18,420	$30,001	$53,206
Other	9,035	11,125
Total other investments	$189,618	$398,843
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
On April 22, 2013, the Company completed the sale of its 24% equity interest in LNR and received $220.3 million in net proceeds, which approximated our carrying value on the disposition date. Approximately $25.2 million of net proceeds were placed in escrow for potential indemnification obligations through April 2014. The Company is not currently aware that any material indemnification claims are probable of occurring.
The following tables represent the latest available investee level summarized financial information for LNR ($ in thousands)(1):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Income Statements
Total revenue(2)	$68,779	$71,337	$146,579	$148,696
Income tax expense	$1,121	$1,805	$1,401	$3,642
Net income attributable to LNR	$42,452	$36,178	$231,701	$86,799
iStar's ownership percentage	24%	24%	24%	24%
Subtotal	$10,178	$8,674	$55,553	$20,811
Basis difference(3)	$(8,459)	$—	$(39,088)	$—
iStar's equity in earnings from LNR	$1,719	$8,674	$16,465	$20,811

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	As of March 31,	As of September 30,
	2013	2012
Balance Sheets
Total assets(2)	$1,675,581	$1,384,337
Total debt(2)	$492,590	$398,912
Total liabilities(2)	$575,738	$517,088
Noncontrolling interests	$1,603	$1,560
LNR Property LLC equity	$1,098,241	$865,689
iStar's ownership percentage	24%	24%
iStar's equity in LNR(4)	$—	$205,773
Explanatory Notes:
_______________________________________________________________________________

(1)
The Company records its investment in LNR on a one quarter lag, therefore, amounts in the Company's financial statements for the three and six months ended June 30, 2013 and 2012 are based on balances and results from LNR for the three and six months ended March 31, 2013 and 2012.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been excluded from the amounts presented above. As of March 31, 2013 and September 30, 2012, the assets of these trusts, which aggregated $92.50 billion and $97.52 billion, respectively, were the sole source of repayment of the related liabilities, which aggregated approximately $92.15 billion and $97.21 billion, respectively, and are non-recourse to LNR and its equity holders, including the Company. In addition, total revenue presented above includes $21.1 million and $16.3 million for the three months ended March 31, 2013 and 2012, respectively, and $50.4 million and $45.1 million for the six months ended March 31, 2013 and 2012, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

(3)	The Company has limited its recognition of its proportionate share of earnings in LNR for the three and six months ended June 30, 2013 to the amount of proceeds it received from the sale.

(4)	Represents the Company's investment in LNR at June 30, 2013 and December 31, 2012, respectively.
Madison Funds—As of June 30, 2013, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are variable interest entities and that the Company is not the primary beneficiary.
Oak Hill Funds—As of June 30, 2013, the Company owned a 5.92% interest in OHA Strategic Credit Master Fund, L.P. ("OHASCF"). OHASCF was formed to acquire and manage a diverse portfolio of assets, investing in distressed, stressed and undervalued loans, bonds, equities and other investments. The Company determined that this entity is a variable interest entity and that the Company is not the primary beneficiary.
Real estate equity investments—During the quarter ended June 30, 2013, the Company sold land for net proceeds of $21.4 million to a newly formed unconsolidated entity in which the Company has a preferred partnership interest and a 47.5% equity interest. The Company has a recorded equity interest of $10.6 million, which represents the Company's proportionate share of the assets retained on a carryover basis.
As of June 30, 2013, the Company's real estate equity investments included equity interests in real estate ventures ranging from 31% to 70%, comprised of investments of $16.4 million in net lease assets, $18.2 million in operating properties and $13.1 million in other land assets. As of December 31, 2012, the Company's real estate equity investments included $16.4 million in net lease assets, $25.7 million in operating properties and $5.5 million in land assets. One of the Company's equity investments in operating properties represents a 33% interest in residential property units. The Company's earnings from its interest in this property includes income from sales of residential units of $1.5 million and $10.2 million for the three months ended June 30, 2013 and 2012, respectively, and $4.0 million and $18.2 million for the six months ended June 30, 2013 and 2012, respectively.
Other Equity Method Investments—The Company also had smaller investments in several other entities that were accounted for under the equity method. Several of these investments are in real estate related funds or other strategic investments.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 7—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2013	December 31, 2012
Deferred financing fees, net(1)	$33,929	$26,629
Leasing costs, net(2)	20,277	20,205
Other receivables	9,498	11,517
Prepaid expenses	7,218	5,218
Corporate furniture, fixtures and equipment, net(3)	6,947	7,537
Derivative asset	2,471	—
Other assets	23,357	22,884
Deferred expenses and other assets, net	$103,697	$93,990
Explanatory Notes:
_______________________________________________________________________________

(1)	Accumulated amortization on deferred financing fees was $4.9 million and $4.1 million as of June 30, 2013 and December 31, 2012, respectively.

(2)	Accumulated amortization on leasing costs was $5.6 million and $6.6 million as of June 30, 2013 and December 31, 2012, respectively.

(3)	Accumulated depreciation on corporate furniture, fixtures and equipment was $5.9 million and $6.2 million as of June 30, 2013 and December 31, 2012, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2013	December 31, 2012
Accrued interest payable	$36,730	$29,521
Accrued expenses	38,716	50,467
Property taxes payable	10,573	8,206
Unearned operating lease income	8,976	11,294
Security deposits and other investment deposits(1)	5,133	13,717
Derivative liabilities	2,043	3,435
Other liabilities	10,588	15,820
Accounts payable, accrued expenses and other liabilities	$112,759	$132,460
Explanatory Note:
_______________________________________________________________________________

(1)	During the six months ended June 30, 2013, $8.9 million of restricted cash collateralizing a letter of credit related to one of the Company's loan investments was disbursed.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of
	June 30, 2013	December 31, 2012
Deferred tax assets(1)	$51,473	$40,800
Valuation allowance	(51,473)	(40,800)
Net deferred tax assets (liabilities)	$—	$—
Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of June 30, 2013, include real estate basis differences of $32.0 million, net operating loss carryforwards of $6.5 million, investment basis differences of $8.5 million and capital loss carryforwards of $4.3 million. Deferred tax assets as of December 31, 2012, include real estate basis differences of $31.2 million, net operating loss carryforwards of $10.8 million and investment basis differences of $(1.2) million.

Note 8—Debt Obligations, net
As of June 30, 2013 and December 31, 2012, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	June 30, 2013	December 31, 2012	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2012 Tranche A-1 Facility	$8,096	$169,164	LIBOR + 4.00%	(1)	March 2016
2012 Tranche A-2 Facility	470,000	470,000	LIBOR + 5.75%	(1)	March 2017
October 2012 Secured Credit Facility	—	1,754,466	LIBOR + 4.50%	(2)	—
February 2013 Secured Credit Facility	1,597,054	—	LIBOR + 3.50%	(3)	October 2017
Term loans collateralized by net lease assets	270,250	264,432	4.851% - 7.68%		Various through 2026
Total secured credit facilities and term loans	$2,345,400	$2,658,062
Unsecured notes:
8.625% senior notes	$—	$96,801	8.625%		—
5.95% senior notes	—	448,453	5.95%		—
5.70% senior notes	200,601	200,601	5.70%		March 2014
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	—	3.875%		July 2016
3.0% senior convertible notes(4)	200,000	200,000	3.0%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	275,000	9.0%		June 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	—	4.875%		July 2018
Total unsecured notes	$2,007,491	$1,987,745
Other debt obligations:
Other debt obligations	$100,000	$100,000	LIBOR + 1.5%		October 2035
Total debt obligations	$4,452,891	$4,745,807
Debt discounts, net	(50,444)	(54,313)
Total debt obligations, net	$4,402,447	$4,691,494

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Explanatory Notes:
_______________________________________________________________________________

(1)
These loans each have a LIBOR floor of 1.25%. As of June 30, 2013, inclusive of the floors, the 2012 Tranche A-1 Facility and 2012 Tranche A-2 Facility loans incurred interest at a rate of 5.25% and 7.00%, respectively.

(2)	This loan had a LIBOR floor of 1.25%.

(3)	This loan has a LIBOR floor of 1.00%. As of June 30, 2013, inclusive of the floor, the February 2013 Secured Credit Facility incurred interest at a rate of 4.50%.

(4)
The Company's senior convertible fixed rate notes due November 2016 ("Convertible Notes") are convertible at the option of the holders, into 85.0 shares per $1,000 principal amount of Convertible Notes, at any time prior to the close of business on November 14, 2016.

Future Scheduled Maturities—As of June 30, 2013, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2013 (remaining six months)	$—	$—	$—
2014	200,601	9,412	210,013
2015	105,765	—	105,765
2016	726,403	8,096	734,499
2017	374,722	2,067,054	2,441,776
Thereafter	700,000	260,838	960,838
Total principal maturities	$2,107,491	$2,345,400	$4,452,891
Unamortized debt discounts, net	(14,720)	(35,724)	(50,444)
Total long-term debt obligations, net	$2,092,771	$2,309,676	$4,402,447
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
In connection with the February 2013 Secured Credit Facility transaction, the Company incurred $17.1 million of lender fees, of which $14.4 million was capitalized in "Debt Obligations, net" on the Company's Consolidated Balance Sheets and $2.7 million was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statement of Operations as it related to the lenders who did not participate in the new facility. The Company also incurred $3.8 million in third party fees, of which $3.6 million was recognized in “Other expense” on the Company's Consolidated Statements of Operations, as it related primarily to those lenders from the original facility that modified their debt under the new facility, and $0.2 million was recorded in “Deferred expenses and other assets, net” on the Company's Consolidated Balance Sheets, as it related to the new lenders.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Through June 30, 2013, the Company has made cumulative amortization repayments of $109.9 million on the February 2013 Secured Credit Facility. Repayments of the February 2013 Secured Credit Facility prior to the scheduled maturity date have resulted in losses on early extinguishment of debt of $1.7 million and $2.5 million for the three and six months ended June 30, 2013, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
October 2012 Secured Credit Facility—On October 15, 2012, the Company entered into a $1.82 billion senior secured credit agreement due October 15, 2017 (the “October 2012 Secured Credit Facility”). Proceeds from the October 2012 Secured Credit Facility were used to refinance the remaining outstanding balances of the Company’s then existing 2011 Secured Credit Facilities.
The October 2012 Secured Credit Facility was refinanced by the February 2013 Secured Credit Facility. Prior to refinancing, the Company made cumulative amortization repayments of $113.0 million on the October 2012 Secured Credit Facility, which resulted in losses on early extinguishment of debt of $0.8 million for the three months ended March 31, 2013 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
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
Through June 30, 2013, the Company made cumulative amortization repayments of $401.9 million on the 2012 Tranche A-1 Facility, which exceeds all required amortization payments through maturity. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $1.3 million and $4.2 million for the three and six months ended June 30, 2013, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
Unsecured Notes—In May 2013, the Company issued $265.0 million aggregate principal of 3.875% senior unsecured notes due July 2016 and issued $300.0 million aggregate principal of 4.875% senior unsecured notes due July 2018. Net proceeds from these transactions, together with cash on hand, were used to fully repay the remaining $96.8 million of outstanding 8.625% senior unsecured notes due June 2013 and the remaining $448.5 million of outstanding 5.95% senior unsecured notes due in October 2013. In connection with the repayment of the 5.95% senior unsecured notes, the Company incurred $9.5 million of losses related to a prepayment penalty and the acceleration of amortization of discounts, which was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the three months and six months ended June 30, 2013.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Unencumbered/Encumbered Assets—As of June 30, 2013, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2013		December 31, 2012
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,659,468	$1,091,209	$1,794,198	$1,004,825
Real estate available and held for sale	223,340	300,752	141,673	494,192
Loans receivable, net(1)	1,044,024	501,912	1,197,373	665,712
Other investments	29,482	160,136	43,545	355,298
Cash and other assets	—	968,757	—	487,073
Total	$2,956,314	$3,022,766	$3,176,789	$3,007,100
Explanatory Note:
_______________________________________________________________________________

(1)	As of June 30, 2013 and December 31, 2012, the amounts presented are gross of general reserves for loan losses of $32.3 million and $33.1 million, respectively.
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
Notes to Consolidated Financial Statements
(unaudited)

Note 9—Commitments and Contingencies
Unfunded Commitments—As of June 30, 2013, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$118,145	$46,397	$—	$164,542
Discretionary Fundings	—	—	—	—
Strategic investments	—	—	47,040	47,040
Total	$118,145	$46,397	$47,040	$211,582
Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings.
The Company evaluates, on a quarterly basis, developments in legal proceedings that could require a liability to be accrued and/or disclosed. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company's consolidated financial statements.
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$1,991	N/A	$—	Other Liabilities	$2,043	Other Liabilities	$2,855
Cash flow interest rate swap	Other Assets	480	N/A	—	N/A	—	Other Liabilities	580
Total		$2,471		$—		$2,043		$3,435

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the Three Months Ended June 30, 2013
Cash flow interest rate swap	Interest Expense	$844	$79	N/A
Foreign exchange contract	Other Expense	$344	$—	N/A
For the Three Months Ended June 30, 2012
Cash flow interest rate swap	Interest Expense	$(85)	$(68)	N/A
For the Six Months Ended June 30, 2013
Cash flow interest rate swap	Interest Expense	$882	$151	N/A
Foreign exchange contract	Other Expense	$344	$—	N/A
For the Six Months Ended June 30, 2012
Cash flow interest rate swap	Interest Expense	$(124)	$(240)	N/A
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities. The Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates on its foreign investments. Currency forward agreements involve fixing the USD to the respective foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date.
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated. In June 2013, the Company entered into a foreign exchange contract to hedge its exposure in a subsidiary whose functional currency is INR.  As of June 30, 2013, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated:

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells INR/Buys USD Forward	₨	456,000	$7,642	January 2014

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives Designated in Hedging Relationships	2013	2012	2013	2012
Foreign Exchange Contracts	$344	$—	$344	$—
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Consolidated Statements of Operations within other expense. As of June 30, 2013, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated:

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward		€84,400	$109,831	July 2013
Sells GBP/Buys USD Forward		£27,900	$42,421	July 2013
Sells CAD/Buys USD Forward	C$	43,150	$41,042	July 2013

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives not Designated in Hedging Relationships		2013	2012	2013	2012
Foreign Exchange Contracts	Other Expense	$(414)	$10,191	$9,742	$1,332
The Company marks its foreign investments to market each quarter based on current exchange rates and records the gain or loss through “Other expense” on its Consolidated Statements of Operations for loan investments or “Accumulated comprehensive income,” on its Consolidated Balance Sheets for net investments in foreign subsidiaries. The Company recorded net losses related to foreign investments of $0.4 million and $0.1 million during the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $0.1 million during the six months ended June 30, 2013 and 2012, respectively, in its Consolidated Statements of Operations.
Qualifying Cash Flow Hedges—In October 2012, the Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a $28.0 million secured term loan maturing in 2019. The following table presents the Company's interest rate swap outstanding as of June 30, 2013 ($ in thousands).

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Maturity
Interest Rate Swap	$28,000	LIBOR + 2.00%	3.75%	November 2019
Over the next 12 months, the Company expects that $0.8 million will be reclassified to interest expense from the existing swap and $0.6 million will be reclassified to income related to terminated cash flow hedges from "Accumulated other comprehensive income (loss)" into earnings.
Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
In connection with its foreign currency derivatives, as of June 30, 2013 and December 31, 2012, the Company has posted collateral of $11.2 million and $9.6 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 11—Equity
Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of June 30, 2013:

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

(2)
The Company declared and paid dividends of $4.0 million, $5.5 million, $3.9 million, $3.1 million, and $4.7 million on its Series D, E, F, G, and I preferred stock, respectively, during each of the six months ended June 30, 2013 and 2012. The Company also declared and paid dividends of $2.2 million on its Series J preferred stock during the six months ended June 30, 2013. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

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
Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2011, the Company had $423.9 million of net operating loss carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2031 if unused. The amount net of operating loss carryforwards as of June 30, 2013 will be subject to finalization of the 2012 and 2013 tax returns. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2013 and 2012 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2013 and 2012 Secured Credit Facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the six months ended June 30, 2013 and 2012.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Repurchase Programs—On May 15, 2012, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of its Common Stock in open market and privately negotiated purchases, including pursuant to one or more trading plans. As of June 30, 2013, the Company had $16.0 million available to repurchase Common Stock under its Board authorized stock repurchase programs.
Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	June 30, 2013	December 31, 2012
Unrealized gains on available-for-sale securities	$(7)	$867
Unrealized gains on cash flow hedges	1,984	607
Unrealized losses on cumulative translation adjustment	(4,343)	(2,659)
Accumulated other comprehensive income (loss)	$(2,366)	$(1,185)
Note 12—Stock-Based Compensation Plans and Employee Benefits
Stock-based Compensation—The Company recorded stock-based compensation expense of $4.7 million and $3.4 million for the three months ended June 30, 2013 and 2012, respectively, and $9.9 million and $8.1 million for the six months ended June 30, 2013 and 2012, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of June 30, 2013, there was $9.1 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 0.82 years.
As of June 30, 2013, an aggregate of 4.0 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.
2013 Activity—During the six months ended June 30, 2013, 3,004,474 restricted stock units vested and 1,536,781 were issued to employees, net of statutory minimum required tax withholdings. These vested restricted stock units were primarily comprised of 1,719,304 Amended Units which vested on January 1, 2013 (see below), 185,720 service-based restricted stock units granted to employees in February 2011 that cliff vested on February 11, 2013, 164,685 of annual incentive restricted stock units granted to employees and vested in February 2013 (see below), 313,334 service-based restricted stock units granted to employees in March 2011 that cliff vested on March 20, 2013, and 600,000 service-based restricted stock units granted to the Company's Chairman and Chief Executive Officer in October 2011 that vested on June 15, 2013.
During the six months ended June 30, 2013, the Company made stock-based compensation awards to certain employees in the form of annual incentive awards and long-term incentive awards:
Effective February 1, 2013, the Company granted 164,685 shares of our Common Stock in connection with annual incentive awards. The shares are fully-vested and were issued to certain employees, net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.
Effective February 1, 2013, the Company also granted service-based restricted stock units, or Units, representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. As of June 30, 2013, 197,564 units were outstanding.
Effective February 1, 2013, the Company also granted performance-based Units based on the Company's total shareholder return, or TSR, measured over the one-year and two-year performance periods ending on the vesting dates, respectively. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company and any companies not included in the index at the beginning and end of the performance period are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Dividends will accrue but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units, were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.26% for risk-free interest rate and 50.44% for expected stock price volatility. As of June 30, 2013, 97,835 units with a vesting date on December 31, 2013, and 195,672 units with a vesting date on December 31, 2014 were outstanding.
As of June 30, 2013, the Company also had the following restricted stock awards outstanding:

•
600,000 service-based restricted stock units granted to the Company's Chairman and Chief Executive Officer that will vest on June 15, 2014. Upon vesting of these units, the holder will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

•
1,686,303 restricted stock units originally granted to executives and other officers of the Company on December 19, 2008 (the "Original Units") and subsequently modified in July 2011 (the "Amended Units"). The number of Amended Units is equal to 75% of the Original Units granted to an employee less, in the case of each executive level employee, the number of restricted stock units granted to the executive in March 2011. The remaining Amended Units will vest on January 1, 2014, so long as the employee remains employed by the Company on the vesting dates, subject to certain accelerated vesting rights in the event of termination of employment without cause. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

•
143,998 service-based restricted stock units granted to employees with original vesting terms ranging from one year to four years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

Directors' Awards—During the six months ended June 30, 2013, the Company awarded to Directors 33,474 common share equivalents ("CSEs") and restricted shares at a fair value per share of $12.30 at the time of grant. These CSEs and restricted shares have a one year vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common stock from the date of grant, as and when dividends are paid on Common Stock. In addition, during the six months ended June 30, 2013, the Company issued 51,091 shares to a former director in settlement of previously vested CSE awards. As of June 30, 2013, there were 316,548 CSEs and restricted shares granted to members of the Company's Board of Directors that remained outstanding with an aggregate intrinsic value of $3.6 million.
401(k) Plan—The Company made gross contributions of approximately $0.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively and $0.7 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.
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
Notes to Consolidated Financial Statements
(unaudited)

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Income (loss) from continuing operations	$(56,672)	$(88,473)	$(118,606)	$(130,293)
Net (income) loss attributable to noncontrolling interests	311	722	500	696
Income from sales of residential property	34,319	13,266	58,016	19,999
Preferred dividends	(12,780)	(10,580)	(23,360)	(21,160)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(34,822)	$(85,065)	$(83,450)	$(130,758)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(33,699)	$(82,288)	$(80,752)	$(126,476)
Income (loss) from discontinued operations	(314)	(748)	596	(13,677)
Gain from discontinued operations	8,012	24,040	12,892	26,364
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(26,001)	$(58,996)	$(67,264)	$(113,789)
Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(33,699)	$(82,288)	$(80,752)	$(126,476)
Income (loss) from discontinued operations	(314)	(748)	596	(13,677)
Gain from discontinued operations	8,012	24,040	12,892	26,364
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(26,001)	$(58,996)	$(67,264)	$(113,789)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	85,125	84,113	84,975	83,834
Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.40)	$(0.98)	$(0.95)	$(1.51)
Income (loss) from discontinued operations	—	(0.01)	0.01	(0.16)
Gain from discontinued operations	0.09	0.29	0.15	0.31
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.31)	$(0.70)	$(0.79)	$(1.36)
Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.40)	$(0.98)	$(0.95)	$(1.51)
Income (loss) from discontinued operations	—	(0.01)	0.01	(0.16)
Gain from discontinued operations	0.09	0.29	0.15	0.31
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.31)	$(0.70)	$(0.79)	$(1.36)

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(1,123)	$(2,777)	$(2,698)	$(4,282)
Income (loss) from discontinued operations	(10)	(25)	20	(463)
Gain from discontinued operations	267	811	431	893
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(866)	$(1,991)	$(2,247)	$(3,852)
Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(1,123)	$(2,777)	$(2,698)	$(4,282)
Income (loss) from discontinued operations	(10)	(25)	20	(463)
Gain from discontinued operations	267	811	431	893
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(866)	$(1,991)	$(2,247)	$(3,852)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15
Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(74.87)	$(185.13)	$(179.87)	$(285.46)
Income (loss) from discontinued operations	(0.67)	(1.67)	1.33	(30.87)
Gain from discontinued operations	17.80	54.07	28.73	59.53
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(57.74)	$(132.73)	$(149.81)	$(256.80)
Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(74.87)	$(185.13)	$(179.87)	$(285.46)
Income (loss) from discontinued operations	(0.67)	(1.67)	1.33	(30.87)
Gain from discontinued operations	17.80	54.07	28.73	59.53
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(57.74)	$(132.73)	$(149.81)	$(256.80)
For the three and six months ended June 30, 2013 and 2012, the following shares were anti-dilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Joint venture shares	298	298	298	298
3% Senior convertible unsecured notes	16,992	—	16,992	—
Series J convertible perpetual preferred stock	15,635	—	15,635	—

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
The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2013
Recurring basis:
Derivative assets	$2,471	$—	$2,471	$—
Derivative liabilities	$2,043	$—	$2,043	$—
Available-for-sale securities	$1,070	$1,070	$—	$—
Non-recurring basis:
Impaired loans(1)	$12,700	$—	$—	$12,700
Impaired real estate	$4,950	$—	$4,950	$—
As of December 31, 2012
Recurring basis:
Derivative liabilities	$3,435	$—	$3,435	$—
Non-recurring basis:
Impaired loans	$57,201	$—	$—	$57,201
Impaired real estate	$31,597	$—	$7,649	$23,948
Explanatory Note:
_______________________________________________________________________________

(1)
The Company recorded the fair value of impaired loans based on a weighted average discount rate of 14.6% and a weighted average annual percentage market rate growth of 3.0% using discounted cash flows.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and debt obligations were $1.6 billion and $4.5 billion, respectively, as of June 30, 2013 and $1.9 billion and $4.9 billion, respectively, as of December 31, 2012. The Company determined that the significant inputs used to value its loans receivable and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash,

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
Note 15—Segment Reporting
The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Finance, Net Lease, Operating Properties and Land. The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans. The Net Lease segment includes all of the Company's activities related to the ownership and leasing of corporate facilities. The Operating Properties segment includes all of the Company's activities and operations related to its commercial and residential properties. The Land segment includes the Company's activities related to its developable land portfolio.
The Company evaluates performance based on the following financial measures for each segment, and has conformed the prior periods presentation for the change in composition of its business segments, ($ in thousands):

	Real Estate Finance	Net Lease	Operating Property	Land	Corporate/ Other(1)	Company Total
For the Three Months Ended June 30, 2013
Operating lease income	$—	$36,193	$21,329	$—	$—	$57,522
Interest income	29,682	—	—	—	—	29,682
Other income	290	—	11,440	—	1,395	13,125
Total revenue	$29,972	$36,193	$32,769	$—	$1,395	$100,329
Earnings (loss) from equity method investments	—	652	1,816	(1,511)	7,366	8,323
Income from sales of residential property	—	—	30,842	3,477	—	34,319
Net operating income from discontinued operations(2)	—	66	110	—	—	176
Gain from discontinued operations	—	3,365	4,914	—	—	8,279
Revenue and other earnings	$29,972	$40,276	$70,451	$1,966	$8,761	$151,426
Real estate expense	—	(5,757)	(24,781)	(6,527)	—	(37,065)
Other expense	(414)	—	—	—	268	(146)
Direct expenses	$(414)	$(5,757)	$(24,781)	$(6,527)	$268	$(37,211)
Direct segment profit (loss)	$29,558	$34,519	$45,670	$(4,561)	$9,029	$114,215
Allocated interest expense(2)	(18,470)	(20,079)	(12,452)	(7,943)	(10,213)	(69,157)
Allocated general and administrative(3)	(2,895)	(3,158)	(2,147)	(1,788)	(6,169)	(16,157)
Segment profit (loss)(4)	$8,193	$11,282	$31,071	$(14,292)	$(7,353)	$28,901
Other significant non-cash items:
Provision for loan losses	$5,020	$—	$—	$—	$—	$5,020
Impairment of assets(2)	$—	$—	$427	$—	$—	$427
Depreciation and amortization(2)	$—	$9,589	$7,231	$265	$315	$17,400
Capitalized expenditures	$—	$13,889	$9,485	$7,972	$—	$31,346
For the Six Months Ended June 30, 2013
Operating lease income	$—	$73,303	$42,692	$—	$—	$115,995
Interest income	54,349	—	—	—	—	54,349
Other income	2,498	—	19,552	500	1,967	24,517
Total revenue	$56,847	$73,303	$62,244	$500	$1,967	$194,861
Earnings (loss) from equity method investments	—	1,338	4,473	(3,090)	27,280	30,001
Income from sales of residential property	—	—	54,539	3,477	—	58,016

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Real Estate Finance	Net Lease	Operating Property	Land	Corporate/ Other(1)	Company Total
Net operating income from discontinued operations(2)	—	312	843	—	—	1,155
Gain from discontinued operations	—	3,395	9,928	—	—	13,323
Revenue and other earnings	$56,847	$78,348	$132,027	$887	$29,247	$297,356
Real estate expense	—	(11,420)	(50,515)	(13,031)	—	(74,966)
Other expense	(1,857)	—	—	—	(3,913)	(5,770)
Direct expenses	$(1,857)	$(11,420)	$(50,515)	$(13,031)	$(3,913)	$(80,736)
Direct segment profit (loss)	$54,990	$66,928	$81,512	$(12,144)	$25,334	$216,620
Allocated interest expense(2)	(39,532)	(40,069)	(25,935)	(15,625)	(19,562)	(140,723)
Allocated general and administrative(3)	(6,135)	(6,217)	(4,410)	(3,635)	(12,405)	(32,802)
Segment profit (loss)(4)	$9,323	$20,642	$51,167	$(31,404)	$(6,633)	$43,095
Other significant non-cash items:
Provision for loan losses	$15,226	$—	$—	$—	$—	$15,226
Impairment of assets(2)	$—	$—	$395	$—	$—	$395
Depreciation and amortization(2)	$—	$19,229	$14,437	$530	$658	$34,854
Capitalized expenditures	$—	$17,656	$14,406	$15,598	$—	$47,660
For the Three Months Ended June 30, 2012
Operating lease income	$—	$37,392	$16,719	$—	$—	$54,111
Interest income	36,448	—	—	—	—	36,448
Other income	6,796	—	9,070	—	793	16,659
Total revenue	$43,244	$37,392	$25,789	$—	$793	$107,218
Earnings (loss) from equity method investments	—	649	9,620	(1,550)	9,701	18,420
Income from sales of residential property	—	—	13,266	—	—	13,266
Net operating income from discontinued operations(2)	—	1,276	2	—	—	1,278
Gain from discontinued operations	—	24,851	—	—	—	24,851
Revenue and other earnings	$43,244	$64,168	$48,677	$(1,550)	$10,494	$165,033
Real estate expense	—	(6,860)	(25,929)	(5,383)	—	(38,172)
Other expense	(1,512)	—	—	—	(2,395)	(3,907)
Direct expenses	$(1,512)	$(6,860)	$(25,929)	$(5,383)	$(2,395)	$(42,079)
Direct segment profit (loss)	$41,732	$57,308	$22,748	$(6,933)	$8,099	$122,954
Allocated interest expense(2)	(32,054)	(23,288)	(17,109)	(10,755)	(11,532)	(94,738)
Allocated general and administrative(3)	(3,656)	(2,581)	(2,017)	(1,745)	(6,346)	(16,345)
Segment profit (loss)(4)	$6,022	$31,439	$3,622	$(19,433)	$(9,779)	$11,871
Other significant non-cash items:
Provision for loan losses	$26,531	$—	$—	$—	$—	$26,531
Impairment of assets(2)	$—	$6,150	$1,346	$—	$—	$7,496
Depreciation and amortization(2)	$—	$9,758	$6,613	$349	$461	$17,181
Capitalized expenditures	$—	$1,643	$16,465	$3,526	$—	$21,634
For the Six Months Ended June 30, 2012
Operating lease income	$—	$74,627	$32,678	$—	$—	$107,305
Interest income	73,651	—	—	—	—	73,651
Other income	6,862	—	17,880	—	2,612	27,354
Total revenue	$80,513	$74,627	$50,558	$—	$2,612	$208,310

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Real Estate Finance	Net Lease	Operating Property	Land	Corporate/ Other(1)	Company Total
Earnings (loss) from equity method investments	—	1,295	17,297	(3,102)	37,716	53,206
Income from sales of residential property	—	—	19,999	—	—	19,999
Net operating income from discontinued operations(2)	—	4,618	435	—	—	5,053
Gain from discontinued operations	—	27,257	—	—	—	27,257
Revenue and other earnings	$80,513	$107,797	$88,289	$(3,102)	$40,328	$313,825
Real estate expense	—	(11,998)	(51,667)	(9,577)	—	(73,242)
Other expense	(2,427)	—	—	—	(1,933)	(4,360)
Direct expenses	$(2,427)	$(11,998)	$(51,667)	$(9,577)	$(1,933)	$(77,602)
Direct segment profit (loss)	$78,086	$95,799	$36,622	$(12,679)	$38,395	$236,223
Allocated interest expense(2)	(63,798)	(45,669)	(31,228)	(20,771)	(19,416)	(180,882)
Allocated general and administrative(3)	(7,969)	(5,505)	(4,004)	(2,537)	(14,509)	(34,524)
Segment profit (loss)(4)	$6,319	$44,625	$1,390	$(35,987)	$4,470	$20,817
Other significant non-cash items:
Provision for loan losses	$44,031	$—	$—	$—	$—	$44,031
Impairment of assets(2)	$—	$6,670	$17,400	$—	$(550)	$23,520
Depreciation and amortization(2)	$—	$19,964	$12,636	$694	$1,124	$34,418
Capitalized expenditures	$—	$2,056	$24,931	$5,727	$—	$32,714
As of June 30, 2013
Real estate
Real estate, at cost	$—	$1,629,237	$773,817	$769,298	$—	$3,172,352
Less: accumulated depreciation	—	(326,375)	(92,480)	(2,820)	—	(421,675)
Real estate, net	$—	$1,302,862	$681,337	$766,478	$—	$2,750,677
Real estate available and held for sale	—	8,694	335,571	179,827	—	524,092
Total real estate	$—	$1,311,556	$1,016,908	$946,305	$—	$3,274,769
Loans receivable and other lending investments, net	1,513,636	—	—	—	—	1,513,636
Other investments	—	16,446	18,169	13,068	141,935	189,618
Total portfolio assets	$1,513,636	$1,328,002	$1,035,077	$959,373	$141,935	$4,978,023
Cash and other assets						968,757
Total assets						$5,946,780
As of December 31, 2012
Real estate
Real estate, at cost	$—	$1,639,320	$801,214	$786,114	$—	$3,226,648
Less: accumulated depreciation	—	(315,699)	(109,634)	(2,292)	—	(427,625)
Real estate, net	$—	$1,323,621	$691,580	$783,822	$—	$2,799,023
Real estate available and held for sale	—	—	454,587	181,278	—	635,865
Total real estate	$—	$1,323,621	$1,146,167	$965,100	$—	$3,434,888
Loans receivable and other lending investments, net	1,829,985	—	—	—	—	1,829,985
Other investments	—	16,380	25,745	5,493	351,225	398,843
Total portfolio assets	$1,829,985	$1,340,001	$1,171,912	$970,593	$351,225	$5,663,716
Cash and other assets						487,073
Total assets						$6,150,789

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's equity investment in LNR of $205.8 million, as of December 31, 2012, respectively, and the Company's share of equity in earnings from LNR of $1.7 million and $8.7 million for the three months ended June 30, 2013 and 2012, respectively, and $16.5 million and $20.8 million for the six months ended June 30, 2013 and 2012, respectively. See Note 6 for further details on the Company's accounting policy and summarized financial information for its investment in LNR.

(2)	Includes related amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

(3)
General and administrative excludes stock-based compensation expense of $4.7 million and $3.4 million for the three months ended June 30, 2013 and 2012, respectively, and $9.9 million and $8.1 million for the six months ended June 30, 2013 and 2012, respectively.

(4)	The following is a reconciliation of segment profit (loss) to net income (loss) ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Segment profit (loss)	$28,901	$11,871	$43,095	$20,817
Less: Provision for loan losses	(5,020)	(26,531)	(15,226)	(44,031)
Less: Impairment of assets(2)	(427)	(7,496)	(395)	(23,520)
Less: Stock-based compensation expense	(4,719)	(3,447)	(9,921)	(8,113)
Less: Depreciation and amortization(2)	(17,400)	(17,181)	(34,854)	(34,418)
Less: Income tax (expense) benefit(2)	(491)	(3,477)	(4,566)	(4,748)
Add: Gain (loss) on early extinguishment of debt, net	(15,242)	(4,868)	(24,784)	(3,164)
Net income (loss)	$(14,398)	$(51,129)	$(46,651)	$(97,177)

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
Introduction
iStar Financial Inc. is a fully-integrated finance and investment company focused on the commercial real estate industry. We provide custom-tailored investment capital to high-end private and corporate owners of real estate and invest directly across a range of real estate sectors. We are taxed as a real estate investment trust, or "REIT," and have invested more than $35 billion over the past two decades. Our primary business segments are real estate finance, net lease, operating properties and land.
Executive Overview
We have made significant progress in strengthening our balance sheet and positioning the Company for the future. We executed several capital markets transactions across a broad spectrum of debt products that have satisfied all of our 2013 maturities and meaningfully extended our debt maturity profile. This has included five unsecured note issuances at rates associated with the most recent financings materially lower than our earlier financings. In addition, during 2013 we refinanced our largest secured credit facility at a reduced interest rate and issued Series J Preferred Stock. These transactions have allowed us to reduce our cost of capital while maintaining lower leverage. During the quarter ended June 30, 2013, we increased investment originations and continued to see our pipeline of potential investments grow. We ended the quarter with a significant amount of liquidity, which we intend to deploy primarily to the origination of new investments.
Within our real estate and loan portfolios, we continued to work towards resolving non-performing loans and enhancing the value of our commercial operating properties and land assets through the investment of capital and intensive asset management. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future.
During the quarter ended June 30, 2013, we saw a meaningful contribution to earnings from our performing loans, net lease assets and sales of our residential operating properties. However, the performance of nonperforming loans, transitional commercial operating properties and the sizable carrying costs associated with our land assets continued to negatively impact our earnings. For the quarter ended June 30, 2013, we recorded a net loss allocable to common shareholders of $(26.0) million, compared to a loss of $(59.0) million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the second quarter of 2013 was $4.4 million, compared to $(1.4) million for the second quarter of 2012.
With respect to liquidity, we received $537.8 million of proceeds from our portfolio during the quarter ended June 30, 2013, including net proceeds of $220.3 million from the sale of our interest in LNR. We originated and funded investments totaling $109.1 million during the quarter ended June 30, 2013. As of June 30, 2013, we had no debt outstanding with 2013 scheduled maturities. We ended the quarter with $715.9 million of cash, which we intend to use primarily to fund additional investment activity.

Results of Operations for the Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Operating lease income	$57,522	$54,111	$3,411	6%
Interest income	29,682	36,448	(6,766)	(19)%
Other income	13,125	16,659	(3,534)	(21)%
Total revenue	$100,329	$107,218	$(6,889)	(6)%
Interest expense	$69,157	$94,474	$(25,317)	(27)%
Real estate expenses	37,065	38,172	(1,107)	(3)%
Depreciation and amortization	17,389	16,740	649	4%
General and administrative	20,876	19,792	1,084	5%
Provision for loan losses	5,020	26,531	(21,511)	(81)%
Impairment of assets	—	6,150	(6,150)	(100)%
Other expense	146	3,907	(3,761)	(96)%
Total costs and expenses	$149,653	$205,766	$(56,113)	(27)%
Gain (loss) on early extinguishment of debt, net	$(15,242)	$(4,868)	$(10,374)	>100%
Earnings from equity method investments	8,323	18,420	(10,097)	(55)%
Income tax expense	(429)	(3,477)	3,048	88%
Income (loss) from discontinued operations	(324)	(773)	449	58%
Gain from discontinued operations	8,279	24,851	(16,572)	(67)%
Income from sales of residential property	34,319	13,266	21,053	>100%
Net income (loss)	$(14,398)	$(51,129)	$36,731	72%
Revenue—Operating lease income increased to $57.5 million during the three months ended June 30, 2013 and included income from net lease assets and commercial operating properties. Operating lease income from commercial operating properties increased to $21.3 million during the three months ended June 30, 2013 from $16.7 million for the same period in 2012. We acquired title to additional commercial operating properties at the end of 2012, which contributed $4.0 million in operating lease income for the three months ended June 30, 2013. As of June 30, 2013, commercial operating properties, excluding hotels and multifamily properties, were 60.5% leased compared to 46.8% leased as of June 30, 2012.
Operating lease income from net lease assets decreased to $36.2 million during the three months ended June 30, 2013 from $37.4 million for the same period in 2012 primarily due to properties sold since 2012. As of June 30, 2013, net lease assets were 93.8% leased compared to 94.5% leased as of June 30, 2012. For the three months ended June 30, 2013, the net lease portfolio generated a weighted average effective yield of 7.2% compared to 7.3% during the same period in 2012 based on gross carrying value.
Interest income for the three months ended June 30, 2013 declined to $29.7 million as compared to $36.4 million for the three months ended June 30, 2012 primarily due to a decrease in the average balance of performing loans to $1.18 billion from $1.81 billion for the same period in 2012. The decrease in performing loans was primarily due to loan repayments received during the period. For the three months ended June 30, 2013, performing loans generated a weighted average effective yield of 7.0% as compared to 7.6% in 2012. The decrease in interest income was partially offset by $8.0 million of interest income recorded during the three months ended June 30, 2013, which related to a non-performing loan that was resolved and includes interest not previously recognized due to the loan being on non-accrual status.
Other income decreased to $13.1 million for the three months ended June 30, 2013 as compared to $16.7 million for the three months ended June 30, 2012. The decrease was due to a $6.5 million gain on the sale of a loan recognized during the quarter ended June 30, 2012 and a reduction in ancillary revenue related to a hotel property of $1.2 million period over period, offset by $4.0 million received during the quarter ended June 30, 2013 for the settlement of a property-related lawsuit.

Costs and expenses—Interest expense decreased 27% to $69.2 million for the three months ended June 30, 2013 as compared to $94.5 million for the same period in 2012 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.6 billion for the three months ended June 30, 2013 from $5.8 billion for the three months ended June 30, 2012. Our weighted average effective cost of debt decreased to 5.98% for the three months ended June 30, 2013 from 6.51% during the quarter ended June 30, 2012. The decline is a result of the refinancing of our largest senior secured credit facility at a lower interest rate during the first quarter of 2013 as well as the repayment of higher interest rate senior unsecured notes with the issuance of lower interest rate senior unsecured notes during the second quarter of 2013.
Real estate expense decreased to $37.1 million for the three months ended June 30, 2013 as compared to $38.2 million for the same period in 2012. Expenses associated with unsold residential units declined to $4.6 million for the three months ended June 30, 2013 from $7.3 million for the same period in 2012 due to continued unit sales, which reduced our available inventory. Operating expenses for net lease assets decreased to $5.8 million for the three months ended June 30, 2013 from $6.9 million for the same period in 2012 due to certain legal and repair and maintenance costs that were incurred in 2012. The decreases were offset by an increase in expenses for commercial operating properties, which were $20.2 million for the three months ended June 30, 2013 as compared to $18.6 million for the same period in 2012, primarily driven by additional properties to which we took title. Additionally, carrying costs and other expenses on our land assets increased to $6.5 million for the three months ended June 30, 2013 from $5.4 million for the same period in 2012, primarily related to increased pre-development activities. Depreciation and amortization increased to $17.4 million for the three months ended June 30, 2013 primarily due to the acquisition of additional operating properties.
General and administrative expenses increased to $20.9 million for the three months ended June 30, 2013 as compared to $19.8 million for the same period in 2012 due to an increase in compensation related costs.
Provisions for loan losses declined 81% to $5.0 million during the three months ended June 30, 2013 as compared to $26.5 million during the same period in 2012 as less specific reserves were required on a lower balance of non-performing loans. Included in the provision for the quarter ended June 30, 2013 was a $6.0 million recovery related to the resolution of a non-performing loan that was previously fully reserved.
During the three months ended June 30, 2013, we recorded $0.4 million of impairments on real estate assets, which is recorded in discontinued operations. For the three months ended June 30, 2012, we recorded impairments of $6.2 million on a net lease asset resulting from changing market conditions and a change in the business strategy for the asset, and $1.3 million on real estate assets sold, which was included in discontinued operations for the three months ended June 30, 2012.
Other expense for the three months ended June 30, 2013 declined to $0.1 million. During the three months ended June 30, 2012, we recognized costs related to a shareholder litigation settlement of $2.0 million and legal costs on loans of $1.5 million.
Gain (loss) on early extinguishment of debt, net—During the three months ended June 30, 2013, we made repayments on our February 2013 Secured Credit Facility and our October 2012 Secured Credit Facility, which resulted in $3.0 million of net losses on the early extinguishment of debt due to accelerated amortization of discounts and fees. We also redeemed our $448.5 million 5.95% senior unsecured notes due October 2013 prior to maturity and incurred $9.5 million of losses related to a prepayment penalty and the acceleration of amortization of discounts (see Liquidity and Capital Resources below).
During the same period in 2012, we repurchased $191.5 million aggregate principal amount of our convertible notes due October 2012, repaid the $225.7 million of the 2011 Tranche A-1 Facility and repaid $81.4 million of the 2012 Tranche A-1 Facility. In connection with these repayments and repurchases prior to maturity, we recorded a net loss on early extinguishment of debt of $4.9 million, primarily related to the write-off of unamortized deferred financing fees.
Earnings from equity method investments—Earnings from equity method investments decreased to $8.3 million during the three months ended June 30, 2013 as compared to $18.4 million for the same period in 2012 primarily due to lower income from sales of residential property units recorded by one of our real estate equity investments and the sale of LNR in April 2013.
Income tax expense—Income tax expense decreased for the three months ended June 30, 2013 compared to the same period in 2012 due to decreased taxable income resulting from the sale of our interest in LNR.
Discontinued operations—During the three months ended June 30, 2013, we sold two commercial operating properties with a carrying value of $19.1 million which resulted in a gain of $4.9 million and two net lease assets with a carrying value of $12.6 million which resulted in a gain of $3.4 million. During the three months ended June 30, 2012, we sold a portfolio of 12 net lease assets, with a carrying value of $111.4 million for a net gain of $24.9 million.

Income from sales of residential property—During the three months ended June 30, 2013 and 2012, we sold 103 and 168 condominium units, respectively, that resulted in income from sales of residential properties totaling $30.9 million and $13.3 million, respectively. During the three months ended June 30, 2013, we also sold land for proceeds of $25.0 million that resulted in income of $3.4 million.
Results of Operations for the Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Operating lease income	$115,995	$107,305	$8,690	8%
Interest income	54,349	73,651	(19,302)	(26)%
Other income	24,517	27,354	(2,837)	(10)%
Total revenue	$194,861	$208,310	$(13,449)	(6)%
Interest expense	$140,723	$179,818	$(39,095)	(22)%
Real estate expenses	74,966	73,242	1,724	2%
Depreciation and amortization	34,772	32,909	1,863	6%
General and administrative	42,723	42,637	86	—%
Provision for loan losses	15,226	44,031	(28,805)	(65)%
Impairment of assets	—	6,900	(6,900)	(100)%
Other expense	5,770	4,360	1,410	32%
Total costs and expenses	$314,180	$383,897	$(69,717)	(18)%
Gain (loss) on early extinguishment of debt, net	$(24,784)	$(3,164)	$(21,620)	>100%
Earnings from equity method investments	30,001	53,206	(23,205)	(44)%
Income tax expense	(4,504)	(4,748)	244	5%
Income (loss) from discontinued operations	616	(14,140)	14,756	>100%
Gain from discontinued operations	13,323	27,257	(13,934)	(51)%
Income from sales of residential property	58,016	19,999	38,017	>100%
Net income (loss)	$(46,651)	$(97,177)	$50,526	52%
Revenue—Operating lease income increased to $116.0 million during the six months ended June 30, 2013 and included income from net lease assets and commercial operating properties. Operating lease income from commercial operating properties increased to $42.7 million during the six months ended June 30, 2013 from $32.7 million for the same period in 2012. We acquired title to additional commercial operating properties at the end of 2012, which contributed $8.0 million in operating lease income for the six months ended June 30, 2013. As of June 30, 2013, commercial operating properties, excluding hotels and multifamily properties, were 60.5% leased compared to 46.8% leased as of June 30, 2012.
Operating lease income from net lease assets decreased to $73.3 million during the six months ended June 30, 2013 from $74.6 million for the same period in 2012 primarily due to properties sold since 2012. As of June 30, 2013, net lease assets were 93.8% leased compared to 94.5% leased as of June 30, 2012. For the six months ended June 30, 2013, the net lease portfolio generated a weighted average effective yield of 7.3% compared to 7.6% during the same period in 2012 based on gross carrying value.
Interest income for the six months ended June 30, 2013 declined to $54.3 million as compared to $73.7 million for the six months ended June 30, 2012 primarily due to a decrease in the average balance of performing loans to $1.26 billion from $1.81 billion for the same period in 2012. The decrease in performing loans was primarily due to loan repayments received during the period. For the six months ended June 30, 2013, performing loans generated a weighted average effective yield of 7.1% as compared to 7.6% in 2012. The decrease in interest income was partially offset by $8.0 million of interest income recorded during the six months ended June 30, 2013, which related to a non-performing loan that was resolved and includes interest not previously recognized due to the loan being on non-accrual status.
Other income decreased to $24.5 million for the six months ended June 30, 2013 as compared to $27.4 million for the six months ended June 30, 2012. Other income includes revenue related to hotel properties included in the operating property portfolio, which decreased to $15.6 million for the six months ended June 30, 2013 from $17.9 million for the same period in 2012 due primarily to a reduction in ancillary revenue related to a hotel property of $2.3 million.
Costs and expenses—Interest expense decreased 22.0% to $140.7 million for the six months ended June 30, 2013 as compared to $179.8 million for the same period in 2012 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.6 billion for the six months ended June 30, 2013 from $5.8 billion for the six months ended June 30, 2012. Our weighted average effective cost of debt was lower at 6.08% for the six months ended June 30, 2013 as compared to 6.22% during the six months ended June 30, 2012. The decline is a result of the refinancing of our largest senior secured credit facility at a lower interest rate during the first quarter of 2013 as well as the repayment of higher interest rate senior unsecured notes with the issuance of lower interest rate senior unsecured notes during the second quarter of 2013.
Real estate expenses increased to $75.0 million for the six months ended June 30, 2013 as compared to $73.2 million for the same period in 2012. Expenses for commercial operating properties increased to $40.5 million for the six months ended June 30, 2013 from $36.6 million for the same period in 2012, primarily driven by a property to which we took title. Carrying costs and other expenses on our land assets increased to $13.0 million for the six months ended June 30, 2013 from $9.6 million for the same period in 2012, primarily related to increased pre-development activities. The increases were offset by a decrease in costs associated with residential units to $10.0 million for the six months ended June 30, 2013 from $15.0 million for the same period in 2012 due to continued unit sales, which reduced our available inventory. Depreciation and amortization increased to $34.8 million for the six months ended June 30, 2013 from $32.9 million primarily due to the acquisition of additional operating properties.
Provisions for loan losses declined 65.0% to $15.2 million during the six months ended June 30, 2013 as compared to $44.0 million during the same period in 2012 as less specific reserves were required on a lower balance of non-performing loans. Included in the provision for the six months ended June 30, 2013 was a $6.0 million recovery related to the resolution of a non-performing loan that was previously fully reserved.
During the six months ended June 30, 2013, we recorded $0.4 million of impairments on real estate assets, which is recorded in discontinued operations. For the six months ended June 30, 2012, we recorded impairments of $6.9 million on a net lease asset and operating properties resulting from changing market conditions and changes in business strategy for certain assets, and $16.6 million on real estate assets held for sale or sold, which was included in discontinued operations for the six months ended June 30, 2012.
Other expense for the six months ended June 30, 2013 increased primarily due to $4.4 million of third party expenses incurred in connection with the refinancing of our October 2012 Secured Credit Facility with our February 2013 Secured Credit Facility(see Liquidity and Capital Resources below) during the first quarter of 2013. During the six months ended June 30, 2012, we recognized costs related to a shareholder litigation settlement of $2.0 million and legal costs on loans of $1.5 million.
Gain (loss) on early extinguishment of debt, net—During the six months ended June 30, 2013, we incurred losses on the early extinguishment of debt due to accelerated amortization of discounts and fees of $7.7 million relating to the refinancing of our October 2012 Secured Credit Facility and $7.6 million relating to accelerated amortization of discount and fees associated with the repayments on our 2012 and 2013 Secured Credit Facilities. We also redeemed our $448.5 million 5.95% senior unsecured notes due October 2013 prior to maturity and incurred $9.5 million of losses related to a prepayment penalty and the acceleration of amortization of discounts (see Liquidity and Capital Resources below).
During the same period in 2012, we repurchased $315.6 million aggregate principal amount of our convertible notes due October 2012, fully repaid the $243.7 million remaining balance on our unsecured credit facility due in June 2012, repaid $315.5 million on our 2011 Tranche A-1 Facility, repaid $81.4 million of the 2012 Tranche A-1 Facility, and repurchased $96.3 million par value of senior unsecured notes. In connection with these repayments and repurchases prior to maturity, we recorded a net loss on early extinguishment of debt of $3.2 million.
Earnings from equity method investments—Earnings from equity method investments decreased to $30.0 million during the six months ended June 30, 2013 as compared to $53.2 million for the same period in 2012 primarily due to lower income from sales of residential property units recorded by one of our real estate equity investments and the sale of LNR in April 2013.
Discontinued operations—During the six months ended June 30, 2013, we sold three commercial operating properties with a carrying value of $43.2 million which resulted in a gain of $9.9 million and three net lease assets with a carrying value of $13.5 million which resulted in a net gain of $3.4 million. During the six months ended June 30, 2012, we sold 14 net lease assets with a carrying value of $115.5 million for a net gain of $27.3 million.

Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of June 30, 2013. For the six months ended June 30, 2012, income (loss) from discontinued operations includes impairment of assets of $16.6 million.
Income from sales of residential property—During the six months ended June 30, 2013 and 2012, we sold 199 and 262 condominium units, respectively, that resulted in income from sales of residential properties totaling $54.6 million and $20.0 million, respectively. During the six months ended June 30, 2013, we also sold land for proceeds of $26.9 million that resulted in income of $3.4 million.
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
We believe Adjusted income and Adjusted EBITDA are useful measures to consider in addition to net income (loss), as they may help investors evaluate our core operating performance. Adjusted income and Adjusted EBITDA should be examined in conjunction with net income (loss) as shown in our Consolidated Statements of Operations. Adjusted income and Adjusted EBITDA should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor are Adjusted income and Adjusted EBITDA indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted income and Adjusted EBITDA are additional measures for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted income and Adjusted EBITDA may differ from the calculations of similarly-titled measures by other companies.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(26,001)	$(58,996)	$(67,264)	$(113,789)
Add: Depreciation and amortization(1)	17,400	17,181	34,854	34,418
Add: Provision for loan losses	5,020	26,531	15,226	44,031
Add: Impairment of assets(2)	550	7,496	518	23,520
Add: Stock-based compensation expense	4,719	3,447	9,921	8,113
Less: (Gain) loss on early extinguishment of debt, net	3,728	4,868	13,270	3,164
Less: HPU/Participating Security allocation	(1,013)	(1,943)	(2,385)	(3,708)
Adjusted income (loss)	$4,403	$(1,416)	$4,140	$(4,251)
Explanatory Notes:
_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2013, depreciation and amortization includes $11 and $82, respectively, of depreciation and amortization reclassified to discontinued operations. For the three and six months ended June 30, 2012, depreciation and amortization includes $441 and $1,509, respectively, of depreciation and amortization reclassified to discontinued operations.

(2)
For the three and six months ended June 30, 2013, impairment of assets includes $427 and $395 of impairment of assets reclassified to discontinued operations. For the three and six months ended June 30, 2012, impairment of assets includes $1,346 and $16,620 of impairment of assets reclassified to discontinued operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(14,398)	$(51,129)	$(46,651)	$(97,177)
Add: Interest expense(1)	69,157	94,738	140,723	180,882
Add: Income tax expense	429	3,477	4,504	4,748
Add: Depreciation and amortization(2)	17,400	17,181	34,854	34,418
EBITDA	$72,588	$64,267	$133,430	$122,871
Add: Provision for loan losses	5,020	26,531	15,226	44,031
Add: Impairment of assets(3)	427	7,496	395	23,520
Add: Stock-based compensation expense	4,719	3,447	9,921	8,113
Less: (Gain) loss on early extinguishment of debt, net	15,242	4,868	24,784	3,164
Adjusted EBITDA	$97,996	$106,609	$183,756	$201,699
Explanatory Notes:
_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2012, interest expense includes $264 and $1,064 of interest expense reclassified to discontinued operations. There were no reclassifications of interest expense to discontinued operations for the three and six months ended June 30, 2013.

(2)
For the three and six months ended June 30, 2013, depreciation and amortization includes $11 and $82, respectively, of depreciation and amortization reclassified to discontinued operations. For the three and six months ended June 30, 2012, depreciation and amortization includes $441 and $1,509, respectively, of depreciation and amortization reclassified to discontinued operations.

(3)
For the three and six months ended June 30, 2013, impairment of assets includes $427 and $395 of impairment of assets reclassified to discontinued operations. For the three and six months ended June 30, 2012, impairment of assets includes $1,346 and $16,620 of impairment of assets reclassified to discontinued operations.

Risk Management
Loan Credit Statistics—The table below summarizes our watch list loans, non-performing loans, and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	June 30, 2013	December 31, 2012
Watch list loans
Carrying value	$41,605	$44,350
As a percentage of total carrying value of loans	2.9%	2.4%
Non-performing loans
Carrying value	$369,950	$503,112
As a percentage of total carrying value of loans	25.6%	27.5%
Reserve for loan losses
Total reserve for loan losses	$479,826	$524,499
As a percentage of total loans before loan loss reserves	24.9%	22.3%
Non-performing loan asset-specific reserves for loan losses	$426,468	$476,140
As a percentage of gross carrying value of non-performing loans	53.5%	48.6%
Watch List Loans—During our quarterly loan portfolio assessments, loans are put on the watch list if deteriorating performance indicates they warrant a higher degree of monitoring and senior management attention. As of June 30, 2013, we had loans on the watch list with a combined carrying value of $41.6 million.
Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2013, we had non-performing loans with an aggregate carrying value of $370.0 million. Our non-performing loans decreased during the six months ended June 30, 2013, primarily due to the reclassification of certain non-performing loans to performing status, paydowns received on non-performing loans, and receiving title to properties serving as collateral in full or partial satisfaction of such loans.
Reserve for Loan Losses—The reserve for loan losses was $479.8 million as of June 30, 2013, or 24.9% of the gross carrying value of total loans, compared to $524.5 million or 22.3% at December 31, 2012. The change in the balance of the reserve was the result of $15.2 million of provisioning for loan losses, reduced by $59.9 million of charge-offs during the six months ended June 30, 2013. Due to volatility within the commercial real estate market, the process of estimating collateral values and reserves require us to use significant judgment. In addition, the process of estimating values and reserves for our European loan assets, is subject to additional risks related to the continued economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.
The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2013, asset-specific reserves decreased slightly to $447.5 million compared to $491.4 million at December 31, 2012, primarily due to charge-offs on loans offset by additional reserves established on non-performing loans.
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
The general reserve decreased to $32.3 million or 2.9% of the gross carrying value of performing loans as of June 30, 2013, compared to $33.1 million or 2.4% of the gross carrying value of performing loans at December 31, 2012. This reduction is primarily attributable to the reduction in the balance of performing loans.
Risk concentrations—As of June 30, 2013, our total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease Assets	Operating Properties	Land	Total	% of Total
Land	$222,870	$—	$—	$962,193	$1,185,063	21.8%
Office	18,887	409,742	309,314	—	737,943	13.6%
Industrial / R&D	95,047	556,501	51,954	—	703,502	12.9%
Entertainment / Leisure	75,079	484,132	—	—	559,211	10.3%
Hotel	306,910	136,080	92,205	—	535,195	9.8%
Retail	272,479	58,134	157,628	—	488,241	9.0%
Condominium	126,850	—	302,654	—	429,504	8.0%
Mixed Use / Mixed Collateral	237,992	—	189,261	—	427,253	7.9%
Other Property Types	189,822	9,788	24,541	—	224,151	4.1%
Strategic Investments	—	—	—	—	141,935	2.6%
Total	$1,545,936	$1,654,377	$1,127,557	$962,193	$5,431,998	100.0%
Explanatory Note:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio, gross of accumulated depreciation and general loan loss reserves.

As of June 30, 2013, our total investment portfolio had the following characteristics by geographical region ($ in thousands)(1):

Geographic Region	Real Estate Finance	Net Lease Assets	Operating Properties	Land	Total	% of Total
West	$178,578	$431,873	$236,293	$368,744	$1,215,488	22.4%
Northeast	360,904	385,431	173,668	189,281	1,109,284	20.4%
Southeast	350,694	241,404	234,707	73,533	900,338	16.6%
Southwest	194,842	218,174	219,030	117,440	749,486	13.8%
Mid-Atlantic	21,252	125,719	185,585	181,508	514,064	9.4%
Central	148,642	93,647	67,537	9,500	319,326	5.9%
International(2)	232,252	—	—	—	232,252	4.3%
Northwest	58,772	80,944	10,737	22,187	172,640	3.2%
Various	—	77,185	—	—	77,185	1.4%
Strategic Investments(2)	—	—	—	—	141,935	2.6%
Total	$1,545,936	$1,654,377	$1,127,557	$962,193	$5,431,998	100.0%
Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio, gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments includes $39.2 million of international assets. Additionally, international and strategic investments include $158.3 million of European assets, including $90.8 million in Germany and $67.5 million in the United Kingdom.

Liquidity and Capital Resources
For the three months ended June 30, 2013, we originated and funded investments totaling $109.1 million. Also during the second quarter of 2013, we received $537.8 million of proceeds from our portfolio, comprised of $224.7 million from other investments, $155.4 million from repayments and sales of loans, $116.8 million from sales of operating properties, and $40.9 million from land and net lease. Included in the proceeds from other investments are net proceeds of $220.3 million from the sale of our interest in LNR. The transaction provided us with additional liquidity for new investment activities which should contribute positively to our earnings; however, those investments may not fully replace the earnings contributed by LNR (see Note 6 to the Consolidated Financial Statements).
As of June 30, 2013, we had no debt outstanding with maturities in 2013. In addition, over the next 12 months, we currently expect to make an additional $200.0 million of capital expenditures within our portfolio. Our capital sources to meet expected cash uses throughout 2013 will primarily include cash on hand, loan repayments from borrowers, and proceeds from unencumbered asset sales. As of June 30, 2013, we had unencumbered assets with a carrying value of approximately $3.02 billion.
We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We may raise capital through debt refinancings or equity capital transactions and will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions. While economic trends have been improving, it is not possible for us to predict whether the improving trends will continue or to quantify the impact of these or other trends on our financial results.
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of June 30, 2013 (see Note 8 of the Notes to the Consolidated Financial Statements) ($ in thousands):

	Amounts Due By Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	6 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$2,075,150	$—	$8,096	$2,067,054	$—	$—
Unsecured notes	2,007,491	200,601	367,168	1,139,722	300,000	—
Secured term loans	270,250	—	9,412	17,911	242,927	—
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	$4,452,891	$200,601	$384,676	$3,224,687	$542,927	$100,000
Interest Payable(1)	1,004,777	229,982	446,378	256,271	49,005	23,141
Operating Lease Obligations	41,377	5,979	10,833	9,909	11,823	2,833
Total(2)	$5,499,045	$436,562	$841,887	$3,490,867	$603,755	$125,974
Explanatory Notes:
_______________________________________________________________________________

(1)	All variable-rate debt assumes a 30-day LIBOR rate of 0.20% (the 30-day LIBOR rate at June 28, 2013).

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
In connection with the February 2013 Secured Credit Facility transaction, the Company incurred $17.1 million of lender fees, of which $14.4 million was capitalized in "Debt Obligations, net" on the Company's Consolidated Balance Sheets and $2.7 million was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statement of Operations as it related to the lenders who did not participate in the new facility. The Company also incurred $3.8 million in third party fees, of which $3.6 million was recognized in “Other expense” on the Company's Consolidated Statements of Operations, as it related primarily to those lenders from the original facility that modified their debt under the new facility, and $0.2 million was recorded in “Deferred expenses and other assets, net” on the Company's Consolidated Balance Sheets, as it related to the new lenders.
Through June 30, 2013, the Company has made cumulative amortization repayments of $109.9 million on the February 2013 Secured Credit Facility. Repayments of the February 2013 Secured Credit Facility prior to the scheduled maturity date have resulted in losses on early extinguishment of debt of $1.7 million and $2.5 million for the three and six months ended June 30, 2013, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
October 2012 Secured Credit Facility—On October 15, 2012, we entered into a $1.82 billion senior secured credit agreement due October 15, 2017 (the “October 2012 Secured Credit Facility”). Proceeds from the October 2012 Secured Credit Facility were used to refinance the remaining outstanding balances of the Company's then existing 2011 Secured Credit Facilities.
The October 2012 Secured Credit Facility was refinanced by the February 2013 Secured Credit Facility. Prior to refinancing, we made cumulative amortization repayments of $113.0 million on the October 2012 Secured Credit Facility, which resulted in losses on early extinguishment of debt of $0.8 million for the three months ended March 31, 2013 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

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
Through June 30, 2013, the Company made cumulative amortization repayments of $401.9 million on the 2012 Tranche A-1 Facility, which exceeds all required amortization payments through maturity. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $1.3 million and $4.2 million for the three and six months ended June 30, 2013, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
Unsecured Notes—In May 2013, the Company issued $265.0 million aggregate principal of 3.875% senior unsecured notes due July 2016 and issued $300.0 million aggregate principal of 4.875% senior unsecured notes due July 2018. Net proceeds from these transactions, together with cash on hand, were used to fully repay the remaining $96.8 million of outstanding 8.625% senior unsecured notes due June 2013 and the remaining $448.5 million of the 5.95% senior unsecured notes due October 2013. In connection with the repayment of outstanding 5.95% senior unsecured notes, the Company incurred $9.5 million of losses related to a prepayment penalty and the acceleration of amortization of discounts, which was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the three months and six months ended June 30, 2013.
Unencumbered/Encumbered Assets—As of June 30, 2013, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2013		December 31, 2012
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,659,468	$1,091,209	$1,794,198	$1,004,825
Real estate available and held for sale	223,340	300,752	141,673	494,192
Loans receivable, net(1)	1,044,024	501,912	1,197,373	665,712
Other investments	29,482	160,136	43,545	355,298
Cash and other assets	—	968,757	—	487,073
Total	$2,956,314	$3,022,766	$3,176,789	$3,007,100
Explanatory Note:
_______________________________________________________________________________

(1)	As of June 30, 2013 and December 31, 2012, the amounts presented are gross of general reserves for loan losses of $32.3 million and $33.1 million, respectively.

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
Our March 2012 Secured Credit Facilities and February 2013 Secured Credit Facility are collectively defined as the "Secured Credit Facilities." Our Secured Credit Facilities contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the Secured Credit Facilities permit us to distribute 100% of our REIT taxable income on an annual basis and the February 2013 Secured Credit Facility permits us to distribute to our shareholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, so long as such assets are not collateral for the February 2013 Secured Credit Facility. We may not pay common dividends if we cease to qualify as a REIT (except that the February 2013 Secured Credit Facility permits us to distribute certain real estate assets as described in the preceding sentence).
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
Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate hedges or other instruments to manage interest rate risk exposure and foreign currency hedges to manage our risk to changes in foreign currencies. The principal objectives of such hedges are to minimize the risks and/or costs associated with our operating and financial structure and to manage our exposure to interest rate and foreign currency movements (see Note 10 of the Notes to the Consolidated Financial Statements).
Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.
Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2013, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$118,145	$46,397	$—	$164,542
Discretionary Fundings	—	—	—	—
Strategic Investments	—	—	47,040	47,040
Total	$118,145	$46,397	$47,040	$211,582
Transactions with Related Parties—We had an equity interest of approximately 24% in LNR Property Corporation ("LNR") and two of our executive officers served on LNR's board of managers. We sold this interest in April 2013 for $220.3 million in net proceeds.

Stock Repurchase Program—On May 15, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of our Common Stock in open market and privately negotiated purchases, including pursuant to one or more trading plans. As of June 30, 2013, we had $16.0 million available to repurchase Common Stock under our Board authorized stock repurchase programs.
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
A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of June 30, 2013.
New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first six months of 2013 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Item 1a.    Risk Factors
See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
None

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Amended By-Laws of the Company (incorporated by reference from the Company's Current Report on Form 8-K filed on May 24, 2013).
4.1
Twenty-Third Supplemental Indenture, dated May 10, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference from the Company's Current Report on Form 8-K filed on May 16, 2013).

4.2	Form of Global Note evidencing 3.875% Senior Notes due 2016 issued on May 10, 2013 (incorporated by reference from the Company's Current Report on Form 8-K filed on May 16, 2013).
4.3
Twenty-Fourth Supplemental Indenture, dated May 10, 2013, between the Company and U.S. Bank National Association, as trustee (incorporated by reference from the Company's Current Report on Form 8-K filed on May 16, 2013).

4.4	Form of Global Note evidencing 4.875% Senior Notes due 2018 issued on May 10, 2013 (incorporated by reference from the Company's Current Report on Form 8-K filed on May 16, 2013).
10.1
Underwriting Agreement, dated March 12, 2013, by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other several underwriters named therein, relating to the Company's 3.875% Senior Notes due 2016 and the 4.875% Senior Notes due 2018 (incorporated by reference from the Company's Current Report on Form 8-K filed on May 16, 2013).

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the six months ended June 30, 2013, (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012 and (vi) the Notes to the Consolidated Financial Statements (unaudited).*

Explanatory Notes:
_______________________________________________________________________________

*
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

iSTAR FINANCIAL INC. Registrant
Date:	August 6, 2013	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	August 6, 2013	/s/ DAVID M. DISTASO
David M. DiStaso Chief Financial Officer (principal financial and accounting officer)