Form 10-Q
period 2013-09-30
ISTAR FINANCIAL INC
filed 2013-11-06
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 4, 2013, there were 85,404,438 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

iStar Financial Inc.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	September 30, 2013	December 31, 2012
ASSETS
Real estate
Real estate, at cost	$3,224,167	$3,226,648
Less: accumulated depreciation	(438,732)	(427,625)
Real estate, net	$2,785,435	$2,799,023
Real estate available and held for sale	410,080	635,865
	$3,195,515	$3,434,888
Loans receivable and other lending investments, net	1,362,752	1,829,985
Other investments	187,510	398,843
Cash and cash equivalents	735,452	256,344
Restricted cash	50,537	36,778
Accrued interest and operating lease income receivable, net	11,791	15,226
Deferred operating lease income receivable	90,209	84,735
Deferred expenses and other assets, net	139,574	93,990
Total assets	$5,773,340	$6,150,789
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$122,742	$132,460
Debt obligations, net	4,253,165	4,691,494
Total liabilities	$4,375,907	$4,823,954
Commitments and contingencies	—	—
Redeemable noncontrolling interests	12,393	13,681
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (see Note 11)	4	—
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 144,319 issued and 85,402 outstanding at September 30, 2013 and 142,699 issued and 83,782 outstanding at December 31, 2012	144	143
Additional paid-in capital	4,020,855	3,832,780
Retained earnings (deficit)	(2,461,749)	(2,360,647)
Accumulated other comprehensive income (loss) (see Note 11)	(4,145)	(1,185)
Treasury stock, at cost, $0.001 par value, 58,917 shares at September 30, 2013 and December 31, 2012	(241,969)	(241,969)
Total iStar Financial Inc. shareholders' equity	$1,322,962	$1,238,944
Noncontrolling interests	62,078	74,210
Total equity	$1,385,040	$1,313,154
Total liabilities and equity	$5,773,340	$6,150,789
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Operating lease income	$60,306	$53,029	$175,638	$159,670
Interest income	24,235	31,171	78,584	104,822
Other income	11,261	9,334	35,778	36,696
Total revenues	$95,802	$93,534	$290,000	$301,188
Costs and expenses:
Interest expense	$63,793	$91,777	$204,516	$271,594
Real estate expense	37,604	37,797	112,437	111,048
Depreciation and amortization	18,969	16,551	53,639	49,378
General and administrative	24,285	19,037	67,008	61,674
Provision for (recovery of) loan losses	(9,834)	16,834	5,392	60,865
Impairment of assets	6,261	1,734	6,261	8,632
Other expense	1,495	2,394	7,266	6,754
Total costs and expenses	$142,573	$186,124	$456,519	$569,945
Income (loss) before earnings from equity method investments and other items	$(46,771)	$(92,590)	$(166,519)	$(268,757)
Gain (loss) on early extinguishment of debt, net	(3,498)	(3,694)	(28,282)	(6,858)
Earnings from equity method investments	4,345	22,719	34,346	75,925
Income (loss) from continuing operations before income taxes	$(45,924)	$(73,565)	$(160,455)	$(199,690)
Income tax (expense) benefit	3,879	(1,791)	(625)	(6,540)
Income (loss) from continuing operations(1)	$(42,045)	$(75,356)	$(161,080)	$(206,230)
Income (loss) from discontinued operations	214	(4,534)	1,256	(18,094)
Gain from discontinued operations	9,166	—	22,488	27,257
Income from sales of residential property	14,075	15,584	72,092	35,583
Net income (loss)	$(18,590)	$(64,306)	$(65,244)	$(161,484)
Net (income) loss attributable to noncontrolling interests	(167)	666	332	1,363
Net income (loss) attributable to iStar Financial Inc.	$(18,757)	$(63,640)	$(64,912)	$(160,121)
Preferred dividends	(12,830)	(10,580)	(36,190)	(31,740)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	1,016	2,436	3,263	6,288
Net income (loss) allocable to common shareholders	$(30,571)	$(71,784)	$(97,839)	$(185,573)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(0.46)	$(0.81)	$(1.42)	$(2.32)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(0.36)	$(0.86)	$(1.15)	$(2.22)
Weighted average number of common shares—basic and diluted	85,392	83,629	85,116	83,765
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(87.87)	$(152.47)	$(268.67)	$(439.20)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(67.73)	$(162.40)	$(217.54)	$(419.20)
Weighted average number of HPU shares—basic and diluted	15	15	15	15
Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the three months ended September 30, 2013 and 2012 was $(42.2) million and $(74.7) million, respectively, and for the nine months ended September 30, 2013, and 2012 was $(160.7) million and $(204.9) million, respectively. See Note 13 for details on the calculation of earnings per share.

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

iStar Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(18,590)	$(64,306)	$(65,244)	$(161,484)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	(266)	—	(859)	—
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	80	(26)	231	(265)
Reclassification of (gains)/losses on cumulative translation adjustment into earnings upon realization(3)	—	—	(1,310)	—
Unrealized gains/(losses) on available-for-sale securities	(2)	(523)	(283)	111
Unrealized gains/(losses) on cash flow hedges	(1,448)	—	(222)	(490)
Unrealized gains/(losses) on cumulative translation adjustment	(143)	(757)	(517)	(1,040)
Other comprehensive income (loss)	$(1,779)	$(1,306)	$(2,960)	$(1,684)
Comprehensive income (loss)	$(20,369)	$(65,612)	$(68,204)	$(163,168)
Net (income) loss attributable to noncontrolling interests	(167)	666	332	1,363
Comprehensive income (loss) attributable to iStar Financial Inc.	$(20,536)	$(64,946)	$(67,872)	$(161,805)
Explanatory Notes:
_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2013, $266 is included in "Other income" on the Company's Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, $0 and $593, respectively, are included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations.

(2)	Included in "Interest expense" on the Company's Consolidated Statements of Operations.

(3)	Included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2013
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$22	$—	$9,800	$143	$3,832,780	$(2,360,647)	$(1,185)	$(241,969)	$74,210	$1,313,154
Issuance of Preferred Stock	—	4	—	—	193,506	—	—	—	—	193,510
Dividends declared—preferred	—	—	—	—	—	(36,190)	—	—	—	(36,190)
Issuance of stock/restricted stock amortization, net	—	—	—	1	(2,876)	—	—	—	—	(2,875)
Net loss for the period(2)	—	—	—	—	—	(64,912)	—	—	1,767	(63,145)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(2,960)	—	—	(2,960)
Additional paid-in capital attributable to redeemable noncontrolling interest(4)	—	—	—	—	(2,555)	—	—	—	—	(2,555)
Contributions from noncontrolling interests(3)	—	—	—	—	—	—	—	—	9,951	9,951
Distributions to noncontrolling interests(4)	—	—	—	—	—	—	—	—	(23,850)	(23,850)
Balance at September 30, 2013	$22	$4	$9,800	$144	$4,020,855	$(2,461,749)	$(4,145)	$(241,969)	$62,078	$1,385,040
Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the nine months ended September 30, 2013 net loss shown above excludes $2.1 million of net loss attributable to redeemable noncontrolling interests.

(3)	Includes $9.4 million of operating property assets contributed by a noncontrolling partner (see Note 4).

(4)	Includes $8.8 million payment to redeem a noncontrolling member's interest.
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(65,244)	$(161,484)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	5,392	60,865
Impairment of assets	7,335	31,844
Depreciation and amortization	53,873	51,205
Payments for withholding taxes upon vesting of stock-based compensation	(13,985)	(11,775)
Non-cash expense for stock-based compensation	14,484	11,625
Amortization of discounts/premiums and deferred financing costs on debt	15,690	26,406
Amortization of discounts/premiums and deferred interest on loans	(25,760)	(38,435)
Earnings from equity method investments	(34,346)	(75,925)
Distributions from operations of equity method investments	12,825	77,625
Deferred operating lease income	(9,489)	(8,454)
Income from sales of residential property	(72,092)	(35,583)
Gain from discontinued operations	(22,488)	(27,257)
(Gain) loss on early extinguishment of debt, net	16,768	6,384
Repayments and repurchases of debt - debt discount and prepayment penalty	(22,218)	(20,529)
Other operating activities, net	3,385	6,540
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	5,460	3,581
Changes in deferred expenses and other assets, net	(13,312)	(2,572)
Changes in accounts payable, accrued expenses and other liabilities	(6,573)	21,366
Cash flows from operating activities	$(150,295)	$(84,573)
Cash flows from investing activities:
Investment originations and fundings	$(179,552)	$(29,152)
Capital expenditures on real estate assets	(76,970)	(45,736)
Contributions to unconsolidated entities	(7,411)	(8,466)
Repayments of and principal collections on loans	536,170	479,965
Net proceeds from sales of loans	81,171	56,998
Net proceeds from sales of real estate	360,848	457,735
Net proceeds from sale of other investments	220,281	—
Distributions from other investments	27,011	51,506
Changes in restricted cash held in connection with investing activities	(22,527)	(462,217)
Other investing activities, net	3,292	799
Cash flows from investing activities	$942,313	$501,432
Cash flows from financing activities:
Borrowings under secured credit facilities	$657,847	$850,465
Repayments under secured credit facilities	(1,128,904)	(603,419)
Repayments under unsecured credit facilities	—	(244,046)
Borrowings under secured term loans	14,826	54,500
Repayments under secured term loans	(5,397)	(109,541)
Borrowings under unsecured notes	565,000	264,029
Repayments under unsecured notes	(96,312)	(259,584)
Repurchases and redemptions of unsecured notes	(447,664)	(404,449)
Payments for deferred financing costs	(13,383)	(4,189)
Preferred dividends paid	(36,190)	(31,740)
Proceeds from issuance of preferred stock	193,510	—
Other financing activities, net	(16,243)	(1,052)
Cash flows from financing activities	$(312,910)	$(489,026)
Changes in cash and cash equivalents	$479,108	$(72,167)
Cash and cash equivalents at beginning of period	256,344	356,826
Cash and cash equivalents at end of period	$735,452	$284,659
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
Principles of Consolidation—The Consolidated Financial Statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in "operating lease income," "interest income," "earnings from equity method investments," "real estate expense" and "interest expense" in the Company's Consolidated Statements of Operations. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.
Consolidated VIEs—As of September 30, 2013, the Company consolidated five VIEs for which the Company is considered the primary beneficiary. At September 30, 2013, the total assets of these consolidated VIEs were $213.8 million and total liabilities were $27.6 million. The classifications of these assets are primarily within "real estate, net," "loans receivable and other lending investments, net" and "other investments" on the Company's Consolidated Balance Sheets. The classifications of liabilities are primarily within "debt obligations, net," and "accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company's total unfunded commitments related to consolidated VIEs was $44.7 million as of September 30, 2013.
Unconsolidated VIEs—As of September 30, 2013, 29 of the Company's investments were VIEs where it is not the primary beneficiary and accordingly, the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of September 30, 2013, the Company's maximum exposure to loss from these investments does not exceed the sum of the $163.7 million carrying value of the investments, which are classified in "other investments" on the Company's Consolidated Balance Sheets, and $8.1 million of related unfunded commitments.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 3—Summary of Significant Accounting Policies
As of September 30, 2013, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, have not changed materially.
New Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance is the culmination of the board's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted this ASU beginning with the reporting period ended March 31, 2013. The adoption did not have a material impact on the financial statements.
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Land	Total
As of September 30, 2013
Land and land improvements	$335,598	$132,608	$815,302	$1,283,508
Buildings and improvements	1,295,419	645,240	—	1,940,659
Less: accumulated depreciation and amortization	(335,301)	(100,325)	(3,106)	(438,732)
Real estate, net	$1,295,716	$677,523	$812,196	$2,785,435
Real estate available and held for sale	—	262,332	147,748	410,080
Total real estate	$1,295,716	$939,855	$959,944	$3,195,515
As of December 31, 2012
Land and land improvements	$344,239	$132,028	$786,114	$1,262,381
Buildings and improvements	1,295,081	669,186	—	1,964,267
Less: accumulated depreciation and amortization	(315,699)	(109,634)	(2,292)	(427,625)
Real estate, net	$1,323,621	$691,580	$783,822	$2,799,023
Real estate available and held for sale	—	454,587	181,278	635,865
Total real estate	$1,323,621	$1,146,167	$965,100	$3,434,888
Real estate available and held for sale—As of September 30, 2013 and December 31, 2012, the Company had $252.9 million and $374.1 million, respectively, of residential properties available for sale in its operating properties portfolio.
During the nine months ended September 30, 2013, the Company reclassified two land properties with a carrying value of $49.7 million from held for sale to held for investment due to changes in the Company's business plan for the properties. These assets are included in "Real estate, net" on the Company's Consolidated Balance Sheets. During the same period, the Company reclassified two land properties with a carrying value of $19.8 million and net lease assets with a carrying value of $18.5 million to held for sale due to executed contracts with third parties. The net lease assets were disposed of for a gain of $3.6 million during the nine months ended September 30, 2013. The results of operations for the net lease assets that were reclassified are included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations for all periods presented. The two land properties are included in "Real estate available and held for sale" on the Company's Consolidated Balance Sheets.
Acquisitions—During the nine months ended September 30, 2013, the Company acquired, via foreclosure, title to a residential operating property and a land property, each of which previously served as collateral on loans receivable. The fair value of the land property was $5.2 million. The Company contributed the residential operating property, which had a fair value of $25.5 million, to an entity, of which it owns 63%. Based on the control provisions in the partnership agreement, the Company consolidates the entity and reflects its partner's 37% share of equity in "Noncontrolling interests" on the Company's Consolidated Balance

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Sheets. The acquisition was accounted for at fair value and reflects adjustments made to finalize the initial accounting of the purchase price allocation of the assets and noncontrolling interest. No gain or loss was recorded in conjunction with this transaction.
During the nine months ended September 30, 2012, the Company acquired title to properties previously serving as collateral on its loan receivables with a total fair value of $212.0 million at the time of foreclosure. These properties included $172.4 million of residential operating properties, $15.6 million of commercial operating properties and $24.0 million of land.
Dispositions—During the three months ended September 30, 2013 and 2012, the Company sold 107 and 131 condominium units, respectively, and recorded income from sales of residential properties totaling $14.1 million and $15.6 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company sold 347 and 393 condominium units, respectively, and recorded income from sales of residential properties totaling $68.7 million and $35.6 million, respectively.
During the nine months ended September 30, 2013, the Company sold land for net proceeds of $21.4 million to an unconsolidated entity in which the Company also received a preferred partnership interest and a 47.5% equity interest. The Company recognized a gain of $3.4 million, reflecting the proportionate share of our sold interest, which was recorded as "Income from sales of residential property" on the Company's Consolidated Statements of Operations.
Additionally, during the nine months ended September 30, 2013, the Company sold four net lease assets with a carrying value of $15.7 million resulting in a net gain of $2.9 million. During the same period the Company sold five commercial operating properties with a carrying value of $70.5 million resulting in a net gain of $19.1 million. These gains were recorded as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations. The Company also sold other land assets with a carrying value of $8.6 million for proceeds that approximated carrying value.
Additionally, during the nine months ended September 30, 2013, the Company transferred title of net lease assets with a carrying value of $8.7 million to its tenant for consideration that approximated our carrying value.
On April 30, 2012, the Company sold a portfolio of 12 net lease assets with a carrying value of $105.7 million and recorded a gain of $24.9 million resulting from the transaction, which is recorded in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.
Additionally, during the nine months ended September 30, 2012, the Company sold two net lease assets with a carrying value of $9.8 million, resulting in a net gain of $2.4 million, which is recorded in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations. During 2012, the Company also sold six commercial operating properties with a carrying value of $13.1 million resulting in a net loss of $1.4 million which is included in "Income (loss) from discontinued operations," on the Company's Consolidated Statements of Operations, and a land asset with a carrying value of $64.5 million for proceeds that approximated carrying value.
Discontinued operations—The following table summarizes income (loss) from discontinued operations for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,483	$2,248	$4,955	$10,851
Total expenses	(745)	(1,974)	$(2,779)	(7,516)
Impairment of assets	(524)	(4,808)	(920)	(21,429)
Income (loss) from discontinued operations	$214	$(4,534)	$1,256	$(18,094)
Impairments—During the three and nine months ended September 30, 2013, the Company recorded $6.8 million and $7.2 million of impairments on real estate assets, respectively. Of these amounts, $0.5 million and $0.9 million, respectively, have been recorded in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations. During the three and nine months ended September 30, 2012, the Company recorded impairments on real estate assets totaling $5.0 million and $29.1 million, respectively. Of these amounts, $4.8 million and $21.4 million, respectively, have been reclassified to discontinued operations as the assets were sold or classified as held for sale as of September 30, 2013.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Intangible assets—As of September 30, 2013 and December 31, 2012 the Company had $58.7 million and $59.9 million, respectively, of finite lived intangible assets, net of accumulated amortization of $29.3 million and $49.3 million, respectively, primarily related to the acquisition of real estate assets. The total amortization expense for these intangible assets was $2.3 million and $8.3 million for the three and nine months ended September 30, 2013, respectively, and $2.7 million and $8.7 million for the three and nine months ended September 30, 2012, respectively. These amounts are included in “Depreciation and amortization” on the Company's Consolidated Statements of Operations.
Tenant reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $9.1 million and $24.8 million for the three and nine months ended September 30, 2013, respectively, and $6.5 million and $21.4 million for the three and nine months ended September 30, 2012, respectively. These amounts are included in “Operating lease income” on the Company's Consolidated Statements of Operations.
Allowance for doubtful accounts—As of September 30, 2013 and December 31, 2012, the total allowance for doubtful accounts related to real estate tenant receivables, including deferred operating lease income receivable, was $5.7 million and $5.6 million, respectively.
Note 5—Loans Receivable and Other Lending Investments, net
The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	September 30, 2013	December 31, 2012
Senior mortgages	$1,127,987	$1,751,256
Subordinate mortgages	60,579	152,737
Corporate/Partnership loans	427,276	450,491
Total gross carrying value of loans	$1,615,842	$2,354,484
Reserves for loan losses	(380,007)	(524,499)
Total loans receivable, net	$1,235,835	$1,829,985
Other lending investments—securities	126,917	—
Total loans receivable and other lending investments, net(1)	$1,362,752	$1,829,985
Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of September 30, 2013 and December 31, 2012 includes accrued interest of $6.4 million and $9.8 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" in the Company's Consolidated Balance Sheets.

During the nine months ended September 30, 2013, the Company originated and funded $170.8 million of loans and other lending investments and received principal repayments of $536.2 million. During the same period, the Company sold loans with a total carrying value of $95.1 million, which resulted in net realized losses of $0.6 million. Gains and losses on sales of loans are reported in "Other income" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Reserve for loan losses at beginning of period	$479,826	$563,786	$524,499	$646,624
Provision for (recovery of) loan losses(1)	(9,834)	16,834	5,392	60,865
Charge-offs	(89,985)	(37,122)	(149,884)	(163,991)
Reserve for loan losses at end of period	$380,007	$543,498	$380,007	$543,498
Explanatory Note:
_______________________________________________________________________________

(1)	For the three and nine months ended September 30, 2013, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $44.1 million and $55.1 million, respectively.
The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of September 30, 2013
Loans	$770,338	$841,887	$10,030	$1,622,255
Less: Reserve for loan losses	(352,207)	(27,800)	—	(380,007)
Total	$418,131	$814,087	$10,030	$1,242,248
As of December 31, 2012
Loans	$1,095,957	$1,210,077	$58,281	$2,364,315
Less: Reserve for loan losses	(472,058)	(33,100)	(19,341)	(524,499)
Total	$623,899	$1,176,977	$38,940	$1,839,816
Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.1 million and a net discount of $4.0 million as of September 30, 2013 and December 31, 2012, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $4.6 million and $3.8 million as of September 30, 2013 and December 31, 2012, respectively.

(3)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.4 million and $0.1 million as of September 30, 2013 and December 31, 2012, respectively. These loans had cumulative principal balances of $10.4 million and $58.8 million, as of September 30, 2013 and December 31, 2012, respectively.

Credit characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings are based on judgments which are inherently uncertain and there can be no assurance that actual performance will not be different than current expectation.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	September 30, 2013		December 31, 2012
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$612,563	2.66	$840,593	2.75
Subordinate mortgages	61,256	3.09	99,698	2.27
Corporate/Partnership loans	382,201	3.97	444,772	3.69
Total	$1,056,020	3.16	$1,385,063	3.01
As of September 30, 2013, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days	Total Past Due	Total
Senior mortgages	$646,783	$—	$484,083	$484,083	$1,130,866
Subordinate mortgages	61,256	—	—	—	61,256
Corporate/Partnership loans	420,034	—	10,099	10,099	430,133
Total	$1,128,073	$—	$494,182	$494,182	$1,622,255
Impaired loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of September 30, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$12,833	$12,812	$—	$108,077	$107,850	$—
Corporate/Partnership loans	10,099	10,160	—	10,110	10,160	—
Subtotal	$22,932	$22,972	$—	$118,187	$118,010	$—
With an allowance recorded:
Senior mortgages	$645,162	$640,996	$(305,314)	$918,975	$918,496	$(442,760)
Subordinate mortgages	—	—	—	53,979	53,679	(39,579)
Corporate/Partnership loans	102,244	102,268	(46,893)	63,096	63,246	(9,060)
Subtotal	$747,406	$743,264	$(352,207)	$1,036,050	$1,035,421	$(491,399)
Total:
Senior mortgages	$657,995	$653,808	$(305,314)	$1,027,052	$1,026,346	$(442,760)
Subordinate mortgages	—	—	—	53,979	53,679	(39,579)
Corporate/Partnership loans	112,343	112,428	(46,893)	73,206	73,406	(9,060)
Total	$770,338	$766,236	$(352,207)	$1,154,237	$1,153,431	$(491,399)
Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of September 30, 2013 and December 31, 2012, certain loans modified through troubled debt restructurings with a recorded investment of $204.1 million and $175.0 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$13,622	$166	$138,391	$457	$38,508	$9,223	$175,596	$2,663
Corporate/Partnership loans	10,044	349	10,110	—	10,077	789	10,110	—
Subtotal	$23,666	$515	$148,501	$457	$48,585	$10,012	$185,706	$2,663
With an allowance recorded:
Senior mortgages	$749,367	$444	$1,053,534	$774	$830,225	$1,399	$1,100,313	$3,208
Subordinate mortgages	27,068	—	53,185	—	40,478	—	51,765	—
Corporate/Partnership loans	82,290	83	61,112	75	72,308	240	62,036	231
Subtotal	$858,725	$527	$1,167,831	$849	$943,011	$1,639	$1,214,114	$3,439
Total:
Senior mortgages	$762,989	$610	$1,191,925	$1,231	$868,733	$10,622	$1,275,909	$5,871
Subordinate mortgages	27,068	—	53,185	—	40,478	—	51,765	—
Corporate/Partnership loans	92,334	432	71,222	75	82,385	1,029	72,146	231
Total	$882,391	$1,042	$1,316,332	$1,306	$991,596	$11,651	$1,399,820	$6,102
During the nine months ended September 30, 2013, the Company recorded interest income of $8.0 million related to the resolution of a certain non-performing loan. Interest income was not previously recorded while the loan was on non-accrual status.
Troubled debt restructurings—During the three and nine months ended September 30, 2013 and 2012, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Three Months Ended September 30,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	2	$9,020	$9,020	2	$54,192	$54,192

	For the Nine Months Ended September 30,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	5	$153,452	$145,778	7	$318,227	$272,753

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

During the three months ended September 30, 2013, the Company restructured one performing loan with a recorded investment of $1.4 million to grant a maturity extension of one year. The Company also extended a payoff option on a loan with a recorded investment of $7.6 million that was classified as non-performing.
During the nine months ended September 30, 2013, the Company restructured five loans that were considered troubled debt restructurings. In addition to the loans modified during the current quarter that are described above, the Company restructured one non-performing loan with a recorded investment of $72.7 million. The Company received a $13.3 million paydown and accepted a discounted payoff option, with final payment expected to be made in January 2014 and the loan was reclassified from non-performing to performing status as the Company believes the borrower can perform under the modified terms of the agreement. The Company restructured one performing loan with a recorded investment of $3.2 million to grant a maturity extension of one year. The Company also extended a payoff option on a loan with a recorded investment of $68.6 million that was classified as non-performing.
During the three months ended September 30, 2012, the Company restructured two loans that were considered troubled debt restructurings. The Company extended the terms of a performing loan with a recorded investment of $46.3 million by three months and a non-performing loan with a recorded investment of $7.9 million by one year.
Troubled debt restructurings that occurred during the nine months ended September 30, 2012 included the modifications of performing loans with a combined recorded investment of $62.6 million. The modified terms of these loans granted maturity extensions ranging from three months to one year and included conditional extension options in certain cases dependent on borrower-specific performance hurdles. In each case, the Company believed the borrowers would be able to perform under the modified terms of the loans and continued to classify these loans as performing.
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
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of September 30, 2013, the Company had $18.6 million of unfunded commitments associated with modified loans considered troubled debt restructurings.
Troubled debt restructurings that subsequently defaulted during the period were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Senior mortgages	—	$—	—	$—	1	$26,693	1	$24,604

Securities—During the nine months ended September 30, 2013, the Company originated a mandatorily redeemable preferred equity investment, which has a term of three years with two 12-month extensions. At September 30, 2013, the Company's investment was $125.9 million and the unfunded commitment was $20.1 million. The investment is classified as a held-to-maturity debt security as the Company has the ability and intent to hold the investment until maturity. As of September 30, 2013, the estimated fair value approximated the net carrying amount.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 6—Other Investments
The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value as of		Equity in Earnings
	September 30, 2013	December 31, 2012	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2013	2012	2013	2012
LNR	$—	$205,773	$—	$15,206	$16,465	$36,017
Madison Funds	63,784	56,547	3,674	3,206	10,798	11,937
Oak Hill Funds	23,831	29,840	1,207	2,049	3,272	5,932
Real estate equity investments	45,927	47,619	(966)	2,219	1,755	17,709
Other equity method investments	46,335	47,939	430	39	2,056	4,330
Total equity method investments	$179,877	$387,718	$4,345	$22,719	$34,346	$75,925
Other	7,633	11,125
Total other investments	$187,510	$398,843
Equity Method Investments
LNR—In July 2010, the Company acquired an ownership interest of approximately 24% in LNR Property Corporation ("LNR"). LNR is a servicer and special servicer of commercial mortgage loans and CMBS and a diversified real estate investment, finance and management company. In the transaction, the Company and a group of investors, including other creditors of LNR, acquired 100% of the common stock of LNR in exchange for cash and the extinguishment of existing senior notes of LNR's parent holding company (the "Holdco Notes"). The Company contributed $100.0 million aggregate principal amount of Holdco Notes and $100.0 million in cash in exchange for an equity interest of $120.0 million.
Beginning in September 2012, the Company and other owners of LNR entered into negotiations with potential purchasers of LNR. After an extensive due diligence and negotiation process, the LNR owners entered into a definitive contract to sell LNR in January 2013 at a fixed sale price which, from the Company's perspective, reflected in part the Company's then-current expectations about the future results of LNR and potential volatility in its business. The definitive sale contract provided that LNR would not make cash distributions to its owners during the fourth quarter of 2012 through the closing of the sale. Notwithstanding the fixed terms of the contract, our investment balance in LNR increased due to equity in earnings recorded which resulted in our recognition of other than temporary impairment on our investment during the nine months ended September 30, 2013. In April 2013, the Company completed the sale of its 24% equity interest in LNR and received $220.3 million in net proceeds. Approximately $25.2 million of net proceeds were placed in escrow for potential indemnification obligations through April 2014. The Company is not currently aware that any material indemnification claims are probable of occurring.
The following tables represent the latest available investee level summarized financial information for LNR ($ in thousands)(1):

	For the Period from April 1, 2013 to April 19, 2013	For the Three Months Ended June 30, 2012	For the Period from October 1, 2012 to April 19, 2013	For the Nine Months Ended June 30, 2012
Income Statements
Total revenue(2)	$32,794	$86,038	$179,373	$234,734
Income tax expense	$736	$1,293	$2,137	$4,935
Net income (loss) attributable to LNR	$(51,983)	$63,420	$179,719	$150,219
iStar's ownership percentage	24%	24%	24%	24%
Equity in earnings from LNR(3)	$—	$15,206	$55,553	$36,017

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	As of June 30,	As of September 30,
	2013	2012
Balance Sheets
Total assets(2)	$—	$98,513,452
Total debt(2)	$—	$97,521,520
Total liabilities(2)	$—	$97,639,696
Noncontrolling interests	$—	$8,067
LNR Property LLC equity	$—	$865,689
iStar's ownership percentage	0%	24%
iStar's equity in LNR(4)	$—	$205,773
Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded its investment in LNR, which was sold in April 2013, on a one quarter lag, therefore, amounts in the Company's financial statements for the three and nine months ended September 30, 2013 and 2012 are based on balances and results from LNR for the period from April 1, 2013 to April 19, 2013 and for the period from October 1, 2012 to April 19, 2013, respectively.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been included in the amounts presented above. As of September 30, 2012, the assets of these trusts, which aggregated $97.5 billion were the sole source of repayment of the related liabilities, which aggregated $97.2 billion and are non-recourse to LNR and its equity holders, including the Company. Excluding the amounts related to VIEs, as of September 30, 2012, total assets were $1.38 billion, total debt was $398.9 million and total liabilities were $517.1 million. In addition, total revenue presented above includes $5.1 million and $27.5 million for the period from April 1, 2013 to April 19, 2013 and three months ended June 30, 2012, respectively, and $55.5 million and $72.6 million for the period from October 1, 2012 to April 19, 2013 and nine months ended June 30, 2012, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

(3)
The loss for the period from April 1, 2013 to April 19, 2013 had already been considered in the Company's other than temporary impairment assessment during the first and second quarters of 2013. As such, no equity in earnings was recorded during the quarter ended September 30, 2013. The total equity in earnings recognized for LNR was $55.6 million for the nine months ended September 30, 2013.

(4)	Represents the Company's investment in LNR at September 30, 2013 and December 31, 2012, respectively.
The following table reconciles the activity related to the Company's investment in LNR for each of the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 and for the nine months ended September 30, 2013 ($ in thousands):

	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Carrying value of LNR at beginning of period	$205,773	$220,281	$—	$205,773
Equity in earnings of LNR for the period	$45,375	$10,178	$—	$55,553	(a)
Balance before other than temporary impairment	$251,148	$230,459	$—	$261,326
Other than temporary impairment	$(30,867)	$(10,178)	$—	$(41,045)	(b)
Sales proceeds pursuant to contract	$—	$(220,281)	$—	$(220,281)
Carrying value of LNR at end of period	$220,281	$—	$—	$—
For the nine months ended September 30, 2013, the amount that was recognized as income in the Company's Consolidated Statements of Operations is the sum of items (a), (b) and $1.7 million of income recognized for the release of other comprehensive income related to LNR upon sale, or $16.5 million.
Madison funds—As of September 30, 2013, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are variable interest entities and that the Company is not the primary beneficiary.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Oak Hill funds—As of September 30, 2013, the Company owned a 5.92% interest in OHA Strategic Credit Master Fund, L.P. ("OHASCF"). OHASCF was formed to acquire and manage a diverse portfolio of assets, investing in distressed, stressed and undervalued loans, bonds, equities and other investments. The Company determined that this entity is a variable interest entity and that the Company is not the primary beneficiary.
Real estate equity investments—During the nine months ended September 30, 2013, the Company sold land for net proceeds of $21.4 million to a newly formed unconsolidated entity in which the Company has a preferred partnership interest and a 47.5% equity interest. As of September 30, 2013, the Company has a recorded equity interest of $12.2 million, which represents the Company's proportionate share of the assets retained on a carryover basis of $10.6 million and subsequent contributions of $1.6 million.
In addition, as of September 30, 2013, the Company's real estate equity investments included equity interests in real estate ventures ranging from 31% to 70%, comprised of investments of $16.4 million in net lease assets, $16.7 million in operating properties and $0.6 million in land assets. As of December 31, 2012, the Company's real estate equity investments included $16.4 million in net lease assets, $25.7 million in operating properties and $5.5 million in land assets. One of the Company's equity investments in operating properties represents a 33% interest in residential property units. The Company's earnings from its interest in this property includes income from sales of residential units of $0.5 million and $4.0 million for the three months ended September 30, 2013 and 2012, respectively, and $4.5 million and $22.2 million for the nine months ended September 30, 2013 and 2012, respectively.
Other equity method investments—The Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method.
Note 7—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2013	December 31, 2012
Deferred financing fees, net(1)	$31,435	$26,629
Other receivables	27,784	11,517
Leasing costs, net(2)	21,292	20,205
Derivative asset	10,091	—
Prepaid expenses	9,918	5,218
Corporate furniture, fixtures and equipment, net(3)	6,776	7,537
Other assets	32,278	22,884
Deferred expenses and other assets, net	$139,574	$93,990
Explanatory Notes:
_______________________________________________________________________________

(1)	Accumulated amortization on deferred financing fees was $7.4 million and $4.1 million as of September 30, 2013 and December 31, 2012, respectively.

(2)	Accumulated amortization on leasing costs was $6.3 million and $6.6 million as of September 30, 2013 and December 31, 2012, respectively.

(3)	Accumulated depreciation on corporate furniture, fixtures and equipment was $6.0 million and $6.2 million as of September 30, 2013 and December 31, 2012, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2013	December 31, 2012
Accrued expenses	$41,378	$50,467
Accrued interest payable	32,966	29,521
Property taxes payable	12,048	8,206
Unearned operating lease income	9,138	11,294
Derivative liabilities	8,164	3,435
Security deposits and other investment deposits(1)	7,644	13,717
Other liabilities	11,404	15,820
Accounts payable, accrued expenses and other liabilities	$122,742	$132,460
Explanatory Note:
_______________________________________________________________________________

(1)	During the nine months ended September 30, 2013, $8.9 million of restricted cash collateralizing a letter of credit related to one of the Company's loan investments was disbursed.
Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of
	September 30, 2013	December 31, 2012
Deferred tax assets(1)	$46,978	$40,800
Valuation allowance	(46,978)	(40,800)
Net deferred tax assets (liabilities)	$—	$—
Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of September 30, 2013 include real estate basis differences of $30.9 million, net operating loss carryforwards of $8.6 million and investment basis differences of $7.5 million. Deferred tax assets as of December 31, 2012 include real estate basis differences of $31.2 million, net operating loss carryforwards of $10.8 million and investment basis differences of $(1.2) million.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 8—Debt Obligations, net
As of September 30, 2013 and December 31, 2012, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	September 30, 2013	December 31, 2012	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2012 Tranche A-1 Facility	$—	$169,164	LIBOR + 4.00%	(1)	—
2012 Tranche A-2 Facility	439,882	470,000	LIBOR + 5.75%	(1)	March 2017
October 2012 Secured Credit Facility	—	1,754,466	LIBOR + 4.50%	(2)	—
February 2013 Secured Credit Facility	1,476,071	—	LIBOR + 3.50%	(3)	October 2017
Term loans collateralized by net lease assets	273,861	264,432	4.851% - 7.26%	(4)	Various through 2026
Total secured credit facilities and term loans	$2,189,814	$2,658,062
Unsecured notes:
8.625% senior notes	$—	$96,801	8.625%		—
5.95% senior notes	—	448,453	5.95%		—
5.70% senior notes	200,601	200,601	5.70%		March 2014
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	—	3.875%		July 2016
3.0% senior convertible notes(5)	200,000	200,000	3.0%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	275,000	9.0%		June 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	—	4.875%		July 2018
Total unsecured notes	$2,007,491	$1,987,745
Other debt obligations:
Other debt obligations	$100,000	$100,000	LIBOR + 1.5%		October 2035
Total debt obligations	$4,297,305	$4,745,807
Debt discounts, net	(44,140)	(54,313)
Total debt obligations, net	$4,253,165	$4,691,494
Explanatory Notes:
_______________________________________________________________________________

(1)	These loans each have a LIBOR floor of 1.25%. As of September 30, 2013, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

(2)	This loan had a LIBOR floor of 1.25%.

(3)	This loan has a LIBOR floor of 1.00%. As of September 30, 2013, inclusive of the floor, the February 2013 Secured Credit Facility incurred interest at a rate of 4.50%.

(4)	Includes a loan with a floating rate of LIBOR plus 2.00%.

(5)
The Company's senior convertible fixed rate notes due November 2016 ("Convertible Notes") are convertible at the option of the holders, into 85.0 shares per $1,000 principal amount of Convertible Notes, at any time prior to the close of business on November 14, 2016.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Future scheduled maturities—As of September 30, 2013, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2013 (remaining three months)	$—	$—	$—
2014	200,601	14,826	215,427
2015	105,765	—	105,765
2016	726,403	—	726,403
2017	374,722	1,915,953	2,290,675
Thereafter	700,000	259,035	959,035
Total principal maturities	$2,107,491	$2,189,814	$4,297,305
Unamortized debt discounts, net	(13,233)	(30,907)	(44,140)
Total long-term debt obligations, net	$2,094,258	$2,158,907	$4,253,165
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
In connection with the February 2013 Secured Credit Facility transaction, the Company incurred $17.1 million of lender fees, of which $14.4 million was capitalized in "Debt Obligations, net" on the Company's Consolidated Balance Sheets and $2.7 million was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations as it related to the lenders who did not participate in the new facility. The Company also incurred $3.8 million in third party fees, of which $3.6 million was recognized in “Other expense” on the Company's Consolidated Statements of Operations, as it related primarily to those lenders from the original facility that modified their debt under the new facility, and $0.2 million was recorded in “Deferred expenses and other assets, net” on the Company's Consolidated Balance Sheets, as it related to the new lenders.
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
Through September 30, 2013, the Company has made cumulative amortization repayments of $230.9 million on the February 2013 Secured Credit Facility. Repayments of the February 2013 Secured Credit Facility prior to the scheduled maturity date have resulted in losses on early extinguishment of debt of $2.6 million and $5.1 million for three and nine months ended September 30, 2013, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

October 2012 Secured Credit Facility—On October 15, 2012, the Company entered into the October 2012 Secured Credit Facility. Proceeds from the October 2012 Secured Credit Facility were used to refinance the remaining outstanding balances of the Company’s then existing 2011 Secured Credit Facilities.
The October 2012 Secured Credit Facility was refinanced by the February 2013 Secured Credit Facility. Prior to refinancing, the Company made cumulative amortization repayments of $113.0 million on the October 2012 Secured Credit Facility, which resulted in losses on early extinguishment of debt of $0.8 million during the three months ended March 31, 2013 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
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
During the quarter ended September 30, 2013, the Company repaid the remaining outstanding balance of the 2012 Tranche A-1 Facility. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $0.2 million and $4.4 million for the three and nine months ended September 30, 2013, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
Through September 30, 2013, the Company made cumulative repayments of $30.1 million on the 2012 Tranche A-2 Facility. Repayments of the 2012 Tranche A-2 Facility prior to maturity have resulted in losses on early extinguishment of debt of $0.8 million and $0.8 million for the three and nine months ended September 30, 2013, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
Unsecured notes—In May 2013, the Company issued $265.0 million aggregate principal of 3.875% senior unsecured notes due July 2016 and issued $300.0 million aggregate principal of 4.875% senior unsecured notes due July 2018. Net proceeds from these transactions, together with cash on hand, were used to fully repay the remaining $96.8 million of outstanding 8.625% senior unsecured notes due June 2013 and the remaining $448.5 million of outstanding 5.95% senior unsecured notes due in October 2013. In connection with the repayment of the 5.95% senior unsecured notes, the Company incurred $9.5 million of losses related to a prepayment penalty and the acceleration of amortization of discounts, which was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the nine months ended September 30, 2013.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Unencumbered/encumbered assets—As of September 30, 2013, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	September 30, 2013		December 31, 2012
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,683,823	$1,101,612	$1,794,198	$1,004,825
Real estate available and held for sale	195,692	214,388	141,673	494,192
Loans receivable, net(1)	919,398	471,154	1,197,373	665,712
Other investments	26,929	160,581	43,545	355,298
Cash and other assets	—	1,027,563	—	487,073
Total	$2,825,842	$2,975,298	$3,176,789	$3,007,100
Explanatory Note:
_______________________________________________________________________________

(1)	As of September 30, 2013 and December 31, 2012, the amounts presented are gross of general reserves for loan losses of $27.8 million and $33.1 million, respectively.
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
The Company's March 2012 Secured Credit Facilities and February 2013 Secured Credit Facility are collectively defined as the "Secured Credit Facilities." The Company's Secured Credit Facilities contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Company is required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as the Company maintains its qualification as a REIT, the Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis and the February 2013 Secured Credit Facility permits the Company to distribute to its shareholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, so long as such assets are not collateral for the February 2013 Secured Credit Facility. The Company may not pay common dividends if it ceases to qualify as a REIT (except that the February 2013 Secured Credit Facility permits the Company to distribute certain real estate assets as described in the preceding sentence).
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
Notes to Consolidated Financial Statements
(unaudited)

Note 9—Commitments and Contingencies
Unfunded commitments—As of September 30, 2013, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that the Company approves all Discretionary Fundings and that 100% of the Company's capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$38,745	$46,356	$—	$85,101
Discretionary Fundings	—	—	—	—
Strategic Investments	—	—	46,927	46,927
Total	$38,745	$46,356	$46,927	$132,028
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$690	N/A	$—	Other Liabilities	$8,164	Other Liabilities	$2,855
Cash flow interest rate swap	Other Assets	368	N/A	—	N/A	—	Other Liabilities	580
Cash flow interest rate cap	Other Assets	9,033	N/A	—	N/A	—	N/A	—
Total		$10,091		$—		$8,164		$3,435

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the Three Months Ended September 30, 2013
Cash flow interest rate cap	Interest Expense	$(1,590)	$—	N/A
Cash flow interest rate swap	Interest Expense	$(204)	$80	N/A
Foreign exchange contracts	Other Expense	$347	$—	N/A
For the Three Months Ended September 30, 2012
Cash flow interest rate swap	Interest Expense	$—	$(26)	N/A
For the Nine Months Ended September 30, 2013
Cash flow interest rate cap	Interest Expense	$(1,590)	$—	N/A
Cash flow interest rate swap	Interest Expense	$678	$231	N/A
Foreign exchange contracts	Other Expense	$691	$—	N/A
For the Nine Months Ended September 30, 2012
Cash flow interest rate swap	Interest Expense	$(124)	$(265)	N/A
Foreign exchange contracts—The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities. The Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates on its foreign investments. Currency forward agreements involve fixing the USD to the respective foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date.
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated. In June 2013, the Company entered into a foreign exchange contract to hedge its exposure in a subsidiary whose functional currency is INR.  As of September 30, 2013, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated:

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells INR/Buys USD Forward	₨	456,000	$7,291	January 2014
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Consolidated Statements of Operations within other expense. As of September 30, 2013, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated:

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward		€84,400	$114,155	October 2013
Sells GBP/Buys USD Forward		£27,500	$44,512	October 2013
Sells CAD/Buys USD Forward	C$	43,100	$41,832	October 2013

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives not Designated in Hedging Relationships		2013	2012	2013	2012
Foreign Exchange Contracts	Other Expense	$(7,992)	$(6,658)	$1,750	$(5,326)
The Company marks its foreign investments to market each quarter based on current exchange rates and records the gain or loss through “Other expense” on its Consolidated Statements of Operations for loan investments or “Accumulated other comprehensive income (loss),” on its Consolidated Balance Sheets for net investments in foreign subsidiaries. The Company recorded net losses related to foreign investments of $1.1 million and $0.5 million during the three months ended September 30, 2013 and 2012, respectively, and $1.5 million and $0.8 million during the nine months ended September 30, 2013 and 2012, respectively, in its Consolidated Statements of Operations.
Qualifying cash flow hedges—In August 2013, the Company entered into an interest rate cap agreement to reduce exposure to variability in expected future interest payments associated with variable interest rate debt. In October 2012, the Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a $28.0 million secured term loan maturing in 2019. The following table presents the Company's interest rate cap and swap outstanding as of September 30, 2013 ($ in thousands).

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest Rate Cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Interest Rate Swap	$28,000	LIBOR + 2.00%	3.47%	October 2012	November 2019
Over the next 12 months, the Company expects that $0.4 million will be reclassified to interest expense from cash flow hedges and $0.2 million will be reclassified to income related to terminated cash flow hedges from "Accumulated other comprehensive income (loss)" into earnings.
Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
In connection with its foreign currency derivatives, as of September 30, 2013 and December 31, 2012, the Company has posted collateral of $10.2 million and $9.6 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.
Note 11—Equity
Preferred stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of September 30, 2013:

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

(2)
The Company declared and paid dividends of $6.0 million, $8.3 million, $5.9 million, $4.6 million, and $7.0 million on its Series D, E, F, G, and I preferred stock, respectively, during each of the nine months ended September 30, 2013 and 2012. The Company also declared and paid dividends of $4.5 million on its Series J preferred stock during the nine months ended September 30, 2013. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

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
Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2012, the Company had $634.2 million of net operating loss carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2032 if unused. The amount net of operating loss carryforwards as of September 30, 2013 will be determined upon finalization of the Company's 2013 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2013 and 2012 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2013 and 2012 Secured Credit Facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the nine months ended September 30, 2013 and 2012.
Stock repurchase programs—In September 2013, the Company's Board of Directors approved an increase in the repurchase limit of the Company's existing stock repurchase program, which authorizes the Company's repurchase of its Common Stock in open market and privately negotiated purchases, including pursuant to one or more trading plans. The authorization raised the repurchase limit to $50.0 million from the $16.0 million that remained from the previously approved program. There were no stock repurchases during the nine months ended September 30, 2013.
Accumulated other comprehensive income (loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	September 30, 2013	December 31, 2012
Unrealized gains (losses) on available-for-sale securities	$(275)	$867
Unrealized gains on cash flow hedges	615	607
Unrealized losses on cumulative translation adjustment	(4,485)	(2,659)
Accumulated other comprehensive income (loss)	$(4,145)	$(1,185)

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 12—Stock-Based Compensation Plans and Employee Benefits
Stock-based compensation—The Company recorded stock-based compensation expense of $4.6 million and $3.5 million for the three months ended September 30, 2013 and 2012, respectively, and $14.5 million and $11.6 million for the nine months ended September 30, 2013 and 2012, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of September 30, 2013, there was $6.9 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 0.58 years.
As of September 30, 2013, an aggregate of 4.0 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.
2013 Activity—During the nine months ended September 30, 2013, 3,051,139 restricted stock units vested, resulting in the issuance of 1,565,912 shares of Common Stock to employees, net of statutory minimum required tax withholdings. These vested restricted stock units were primarily comprised of 1,719,304 Amended Units which vested on January 1, 2013 (see below), 185,720 service-based restricted stock units granted to employees in February 2011 that cliff vested on February 11, 2013, 164,685 of annual incentive restricted stock units granted to employees and vested in February 2013 (see below), 313,334 service-based restricted stock units granted to employees in March 2011 that cliff vested on March 20, 2013, and 600,000 service-based restricted stock units granted to the Company's Chairman and Chief Executive Officer in October 2011 that vested on June 15, 2013.
During the nine months ended September 30, 2013, the Company made stock-based compensation awards to certain employees in the form of annual incentive awards and long-term incentive awards:
Effective February 1, 2013, the Company granted 164,685 shares of our Common Stock in connection with annual incentive awards. The shares are fully-vested and were issued to certain employees, net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.
Effective February 1, 2013, the Company also granted service-based restricted stock units, or Units, representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. As of September 30, 2013, 197,164 units were outstanding.
Effective February 1, 2013, the Company also granted performance-based Units based on the Company's total shareholder return, or TSR, measured over the one-year and two-year performance periods ending on the vesting dates, respectively. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company and any companies not included in the index at the beginning and end of the performance period are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units, were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.26% for risk-free interest rate and 50.44% for expected stock price volatility. As of September 30, 2013, 97,802 units with a vesting date on December 31, 2013, and 195,605 units with a vesting date on December 31, 2014 were outstanding.
As of September 30, 2013, the Company also had the following restricted stock awards outstanding:

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

•
1,684,803 restricted stock units originally granted to executives and other officers of the Company on December 19, 2008 (the "Original Units") and subsequently modified in July 2011 (the "Amended Units"). The number of Amended Units is equal to 75% of the Original Units granted to an employee less, in the case of each executive level employee, the

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

number of restricted stock units granted to the executive in March 2011. The remaining Amended Units will vest on January 1, 2014, so long as the employee remains employed by the Company on the vesting dates, subject to certain accelerated vesting rights in the event of termination of employment without cause. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

•
97,333 service-based restricted stock units granted to employees with an original vesting term of three years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

Directors' awards—During the nine months ended September 30, 2013, the Company awarded to Directors 33,474 common share equivalents ("CSEs") and restricted shares at a fair value per share of $12.30 at the time of grant. These CSEs and restricted shares have a one year vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common stock from the date of grant, as and when dividends are paid on Common Stock. In addition, during the nine months ended September 30, 2013, the Company issued 51,091 shares to a former director in settlement of previously vested CSE awards. As of September 30, 2013, there were 344,164 CSEs and restricted shares granted to members of the Company's Board of Directors that remained outstanding with an aggregate intrinsic value of $4.1 million.
401(k) plan—The Company made gross contributions of approximately $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively and $0.8 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.
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
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) from continuing operations	$(42,045)	$(75,356)	$(161,080)	$(206,230)
Net (income) loss attributable to noncontrolling interests	(167)	666	332	1,363
Income from sales of residential property	14,075	15,584	72,092	35,583
Preferred dividends	(12,830)	(10,580)	(36,190)	(31,740)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(40,967)	$(69,686)	$(124,846)	$(201,024)

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(39,649)	$(67,399)	$(120,816)	$(194,436)
Income (loss) from discontinued operations	207	(4,385)	1,215	(17,501)
Gain from discontinued operations	8,871	—	21,762	26,364
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(30,571)	$(71,784)	$(97,839)	$(185,573)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	85,392	83,629	85,116	83,765
Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.46)	$(0.81)	$(1.42)	$(2.32)
Income (loss) from discontinued operations	—	(0.05)	0.01	(0.21)
Gain from discontinued operations	0.10	—	0.26	0.31
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.36)	$(0.86)	$(1.15)	$(2.22)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(1,318)	$(2,287)	$(4,030)	$(6,588)
Income (loss) from discontinued operations	7	(149)	41	(593)
Gain from discontinued operations	295	—	726	893
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,016)	$(2,436)	$(3,263)	$(6,288)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15
Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(87.87)	$(152.47)	$(268.67)	$(439.20)
Income (loss) from discontinued operations	0.47	(9.93)	2.73	(39.53)
Gain from discontinued operations	19.67	—	48.40	59.53
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(67.73)	$(162.40)	$(217.54)	$(419.20)

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

For the three and nine months ended September 30, 2013 and 2012, the following shares were anti-dilutive (in thousands):

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
The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2013
Recurring basis:
Derivative assets	$10,091	$—	$10,091	$—
Derivative liabilities	$8,164	$—	$8,164	$—
Non-recurring basis:
Impaired loan(1)	$0	$—	$—	$0
Impaired real estate(2)	$39,204	$—	$—	$39,204
As of December 31, 2012
Recurring basis:
Derivative liabilities	$3,435	$—	$3,435	$—
Non-recurring basis:
Impaired loans	$57,201	$—	$—	$57,201
Impaired real estate	$31,597	$—	$7,649	$23,948

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Explanatory Note:
_______________________________________________________________________________

(1)	The Company impaired its junior position in a loan based upon the anticipated proceeds expected to be realized by the Company pursuant to the proposed terms of a restructuring of the loan.

(2)
The Company recorded the fair value of an impaired real estate asset using discounted cash flows based on discount rates with a range of 9.0% to 11.0% and average annual revenue growth with a range of 0.0% and 3.0%.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and debt obligations were $1.4 billion and $4.5 billion, respectively, as of September 30, 2013 and $1.9 billion and $4.9 billion, respectively, as of December 31, 2012. The Company determined that the significant inputs used to value its loans receivable and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
Note 15—Segment Reporting
The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Finance, Net Lease, Operating Properties and Land. The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans and real estate related securities. The Net Lease segment includes all of the Company's activities related to the ownership and leasing of corporate facilities. The Operating Properties segment includes all of the Company's activities and operations related to its commercial and residential properties. The Land segment includes the Company's activities related to its developable land portfolio.
The Company evaluates performance based on the following financial measures for each segment, and has conformed the prior periods' presentation for the change in composition of its business segments ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/ Other(1)	Company Total
For the Three Months Ended September 30, 2013
Operating lease income	$—	$36,142	$24,164	$—	$—	$60,306
Interest income	24,235	—	—	—	—	24,235
Other income	1,731	—	8,072	333	1,125	11,261
Total revenue	$25,966	$36,142	$32,236	$333	$1,125	$95,802
Earnings (loss) from equity method investments	—	679	533	(2,178)	5,311	4,345
Income from sales of residential property	—	—	14,075	—	—	14,075
Net operating income from discontinued operations(2)	—	303	485	—	—	788
Gain from discontinued operations	—	—	9,166	—	—	9,166
Revenue and other earnings	$25,966	$37,124	$56,495	$(1,845)	$6,436	$124,176
Real estate expense	—	(5,223)	(25,178)	(7,203)	—	(37,604)
Other expense	(253)	—	—	—	(1,242)	(1,495)
Direct expenses	$(253)	$(5,223)	$(25,178)	$(7,203)	$(1,242)	$(39,099)
Direct segment profit (loss)	$25,713	$31,901	$31,317	$(9,048)	$5,194	$85,077
Allocated interest expense(2)	(16,172)	(19,066)	(11,082)	(7,541)	(9,932)	(63,793)
Allocated general and administrative(3)	(3,610)	(4,282)	(2,735)	(2,487)	(6,608)	(19,722)
Segment profit (loss)(4)	$5,931	$8,553	$17,500	$(19,076)	$(11,346)	$1,562

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/ Other(1)	Company Total
Other significant non-cash items:
Provision for loan losses	$(9,834)	$—	$—	$—	$—	$(9,834)
Impairment of assets(2)	$—	$494	$6,291	$—	$—	$6,785
Depreciation and amortization(2)	$—	$9,556	$8,884	$288	$291	$19,019
Capitalized expenditures	$—	$4,322	$11,906	$8,877	$—	$25,105
For the Nine Months Ended September 30, 2013
Operating lease income	$—	$108,781	$66,857	$—	$—	$175,638
Interest income	78,584	—	—	—	—	78,584
Other income	4,229	—	27,623	833	3,093	35,778
Total revenue	$82,813	$108,781	$94,480	$833	$3,093	$290,000
Earnings (loss) from equity method investments	—	2,017	5,006	(5,268)	32,591	34,346
Income from sales of residential property	—	—	68,615	3,477	—	72,092
Net operating income from discontinued operations(2)	—	1,145	1,328	—	—	2,473
Gain from discontinued operations	—	3,395	19,093	—	—	22,488
Revenue and other earnings	$82,813	$115,338	$188,522	$(958)	$35,684	$421,399
Real estate expense	—	(16,508)	(75,695)	(20,234)	—	(112,437)
Other expense	(1,586)	—	—	—	(5,680)	(7,266)
Direct expenses	$(1,586)	$(16,508)	$(75,695)	$(20,234)	$(5,680)	$(119,703)
Direct segment profit (loss)	$81,227	$98,830	$112,827	$(21,192)	$30,004	$301,696
Allocated interest expense(2)	(55,500)	(59,296)	(37,259)	(23,226)	(29,235)	(204,516)
Allocated general and administrative(3)	(9,661)	(10,353)	(7,140)	(6,122)	(19,248)	(52,524)
Segment profit (loss)(4)	$16,066	$29,181	$68,428	$(50,540)	$(18,479)	$44,656
Other significant non-cash items:
Provision for loan losses	$5,392	$—	$—	$—	$—	$5,392
Impairment of assets(2)	$—	$494	$6,687	$—	$—	$7,181
Depreciation and amortization(2)	$—	$28,787	$23,321	$817	$948	$53,873
Capitalized expenditures	$—	$21,977	$26,312	$24,476	$—	$72,765
For the Three Months Ended September 30, 2012
Operating lease income	$—	$37,378	$15,651	$—	$—	$53,029
Interest income	31,171	—	—	—	—	31,171
Other income	1,300	—	7,116	—	918	9,334
Total revenue	$32,471	$37,378	$22,767	$—	$918	$93,534
Earnings (loss) from equity method investments	—	667	3,467	(1,914)	20,499	22,719
Income from sales of residential property	—	—	15,584	—	—	15,584
Net operating income from discontinued operations(2)	—	608	(98)	—	—	510
Gain from discontinued operations	—	—	—	—	—	—
Revenue and other earnings	$32,471	$38,653	$41,720	$(1,914)	$21,417	$132,347
Real estate expense	—	(6,676)	(24,439)	(6,682)	—	(37,797)
Other expense	(1,478)	—	—	—	(916)	(2,394)
Direct expenses	$(1,478)	$(6,676)	$(24,439)	$(6,682)	$(916)	$(40,191)
Direct segment profit (loss)	$30,993	$31,977	$17,281	$(8,596)	$20,501	$92,156

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/ Other(1)	Company Total
Allocated interest expense(2)	(28,118)	(21,426)	(15,342)	(8,495)	(18,396)	(91,777)
Allocated general and administrative(3)	(3,324)	(2,521)	(1,970)	(2,167)	(5,543)	(15,525)
Segment profit (loss)(4)	$(449)	$8,030	$(31)	$(19,258)	$(3,438)	$(15,146)
Other significant non-cash items:
Provision for loan losses	$16,834	$—	$—	$—	$—	$16,834
Impairment of assets(2)	$—	$—	$4,808	$205	$1,529	$6,542
Depreciation and amortization(2)	$—	$9,795	$6,330	$319	$343	$16,787
Capitalized expenditures	$—	$770	$6,142	$6,110	$—	$13,022
For the Nine Months Ended September 30, 2012
Operating lease income	$—	$111,343	$48,327	$—	$—	$159,670
Interest income	104,822	—	—	—	—	104,822
Other income	8,162	—	24,997	—	3,537	36,696
Total revenue	$112,984	$111,343	$73,324	$—	$3,537	$301,188
Earnings (loss) from equity method investments	—	1,962	20,764	(5,016)	58,215	75,925
Income from sales of residential property	—	—	35,583	—	—	35,583
Net operating income from discontinued operations(2)	—	5,890	337	—	—	6,227
Gain from discontinued operations	—	27,257	—	—	—	27,257
Revenue and other earnings	$112,984	$146,452	$130,008	$(5,016)	$61,752	$446,180
Real estate expense	—	(18,674)	(76,114)	(16,260)	—	(111,048)
Other expense	(3,906)	—	—	—	(2,848)	(6,754)
Direct expenses	$(3,906)	$(18,674)	$(76,114)	$(16,260)	$(2,848)	$(117,802)
Direct segment profit (loss)	$109,078	$127,778	$53,894	$(21,276)	$58,904	$328,378
Allocated interest expense(2)	(90,273)	(65,656)	(42,507)	(24,552)	(49,671)	(272,659)
Allocated general and administrative(3)	(11,456)	(8,236)	(5,817)	(5,604)	(18,936)	(50,049)
Segment profit (loss)(4)	$7,349	$53,886	$5,570	$(51,432)	$(9,703)	$5,670
Other significant non-cash items:
Provision for loan losses	$60,865	$—	$—	$—	$—	$60,865
Impairment of assets(2)	$—	$6,670	$22,209	$205	$977	$30,061
Depreciation and amortization(2)	$—	$30,822	$18,966	$1,012	$405	$51,205
Capitalized expenditures	$—	$2,826	$31,073	$11,837	$—	$45,736
As of September 30, 2013
Real estate
Real estate, at cost	$—	$1,631,017	$777,848	$815,302	$—	$3,224,167
Less: accumulated depreciation	—	(335,301)	(100,325)	(3,106)	—	(438,732)
Real estate, net	$—	$1,295,716	$677,523	$812,196	$—	$2,785,435
Real estate available and held for sale	—	—	262,332	147,748	—	410,080
Total real estate	$—	$1,295,716	$939,855	$959,944	$—	$3,195,515
Loans receivable and other lending investments, net	1,362,752	—	—	—	—	1,362,752
Other investments	—	16,426	16,693	12,809	141,582	187,510
Total portfolio assets	$1,362,752	$1,312,142	$956,548	$972,753	$141,582	$4,745,777
Cash and other assets						1,027,563
Total assets						$5,773,340

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/ Other(1)	Company Total
As of December 31, 2012
Real estate
Real estate, at cost	$—	$1,639,320	$801,214	$786,114	$—	$3,226,648
Less: accumulated depreciation	—	(315,699)	(109,634)	(2,292)	—	(427,625)
Real estate, net	$—	$1,323,621	$691,580	$783,822	$—	$2,799,023
Real estate available and held for sale	—	—	454,587	181,278	—	635,865
Total real estate	$—	$1,323,621	$1,146,167	$965,100	$—	$3,434,888
Loans receivable and other lending investments, net	1,829,985	—	—	—	—	1,829,985
Other investments	—	16,380	25,745	5,493	351,225	398,843
Total portfolio assets	$1,829,985	$1,340,001	$1,171,912	$970,593	$351,225	$5,663,716
Cash and other assets						487,073
Total assets						$6,150,789
Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's equity investment in LNR of $205.8 million as of December 31, 2012 and the Company's share of equity in earnings from LNR of $0.0 million and $15.2 million for the three months ended September 30, 2013 and 2012, respectively, and $16.5 million and $36.0 million for the nine months ended September 30, 2013 and 2012, respectively. See Note 6 for further details on the Company's accounting policy and summarized financial information for its investment in LNR.

(2)	Includes related amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

(3)
General and administrative excludes stock-based compensation expense of $4.6 million and $3.5 million for the three months ended September 30, 2013 and 2012, respectively, and $14.5 million and $11.6 million for the nine months ended September 30, 2013 and 2012, respectively.

(4)	The following is a reconciliation of segment profit (loss) to net income (loss) ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Segment profit (loss)	$1,562	$(15,146)	$44,656	$5,670
Less: Provision for loan losses	9,834	(16,834)	(5,392)	(60,865)
Less: Impairment of assets(2)	(6,785)	(6,542)	(7,181)	(30,061)
Less: Stock-based compensation expense	(4,563)	(3,512)	(14,484)	(11,625)
Less: Depreciation and amortization(2)	(19,019)	(16,787)	(53,873)	(51,205)
Less: Income tax (expense) benefit(2)	3,879	(1,791)	(688)	(6,540)
Add: Gain (loss) on early extinguishment of debt, net	(3,498)	(3,694)	(28,282)	(6,858)
Net income (loss)	$(18,590)	$(64,306)	$(65,244)	$(161,484)

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
Executive Overview
We have made significant progress in strengthening our balance sheet and positioning the Company for the future. We executed several capital markets transactions across a broad spectrum of debt products that have satisfied all of our 2013 debt maturities and meaningfully extended our debt maturity profile. These transactions have included five unsecured note issuances at declining interest rates, a refinancing of our largest secured credit facility at a reduced interest rate and the issuance of convertible preferred stock. These transactions have allowed us to reduce our cost of capital while maintaining lower leverage. During the quarter ended September 30, 2013, we increased investment originations and continued to see an active pipeline of potential investments.
Within our real estate and loan portfolios, we continued to work towards resolving non-performing loans and enhancing the value of our commercial operating properties and land assets through the investment of capital and intensive asset management. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. Non-performing loans, net of specific reserves, declined 53% from $503.1 million at December 31, 2012 to $235.3 million at September 30, 2013.
During the quarter ended September 30, 2013, our performing loans, net lease assets and sales of our residential operating properties contributed positively to earnings. However, the performance of nonperforming loans, transitional commercial operating properties and the sizable carrying costs associated with our land assets continued to negatively impact our earnings. In addition, we realized less earnings from equity method investments as a result of the sale of our investment in LNR in the second quarter of 2013. For the quarter ended September 30, 2013, we recorded a net loss allocable to common shareholders of $(30.6) million, compared to a loss of $(71.8) million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the third quarter of 2013 was $(7.3) million, compared to $(26.0) million for the third quarter of 2012.
With respect to liquidity, we received $346.0 million of proceeds from our portfolio during the quarter ended September 30, 2013. We originated and funded investments totaling $116.4 million during the quarter ended September 30, 2013. As of September 30, 2013, we had no debt outstanding with 2013 scheduled maturities. We ended the quarter with $735.5 million of cash, which we intend to use primarily to fund additional investment activity.

Results of Operations for the Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Operating lease income	$60,306	$53,029	$7,277	14%
Interest income	24,235	31,171	(6,936)	(22)%
Other income	11,261	9,334	1,927	21%
Total revenue	$95,802	$93,534	$2,268	2%
Interest expense	$63,793	$91,777	$(27,984)	(30)%
Real estate expenses	37,604	37,797	(193)	(1)%
Depreciation and amortization	18,969	16,551	2,418	15%
General and administrative	24,285	19,037	5,248	28%
Provision for loan losses	(9,834)	16,834	(26,668)	>100%
Impairment of assets	6,261	1,734	4,527	>100%
Other expense	1,495	2,394	(899)	(38)%
Total costs and expenses	$142,573	$186,124	$(43,551)	(23)%
Gain (loss) on early extinguishment of debt, net	$(3,498)	$(3,694)	$196	(5)%
Earnings from equity method investments	4,345	22,719	(18,374)	(81)%
Income tax benefit (expense)	3,879	(1,791)	5,670	>100%
Income (loss) from discontinued operations	214	(4,534)	4,748	>100%
Gain from discontinued operations	9,166	—	9,166	>100%
Income from sales of residential property	14,075	15,584	(1,509)	(10)%
Net income (loss)	$(18,590)	$(64,306)	$45,716	71%
Revenue—Operating lease income, which included income from net lease assets and commercial operating properties, increased to $60.3 million during the three months ended September 30, 2013 from $53.0 million for the same period in 2012.
Operating lease income from commercial operating properties increased to $24.2 million during the three months ended September 30, 2013 from $15.6 million for the same period in 2012. We acquired title to additional commercial operating properties at the end of 2012, which contributed $5.8 million in operating lease income for the three months ended September 30, 2013. The impact of new leases and other leasing related activities within the portfolio also contributed $3.3 million to the increase period over period. As of September 30, 2013, commercial operating properties, excluding hotels and multifamily properties, were 62.3% leased compared to 45.5% leased as of September 30, 2012.
Operating lease income from net lease assets decreased to $36.1 million during the three months ended September 30, 2013 from $37.4 million for the same period in 2012 primarily due to lease expirations since 2012. As of September 30, 2013, net lease assets were 94.6% leased compared to 94.8% leased as of September 30, 2012. For the three months ended September 30, 2013, the net lease portfolio generated an unleveraged weighted average effective yield of 7.36% compared to 7.44% during the same period in 2012 based on gross carrying value.
Interest income for the three months ended September 30, 2013 declined to $24.2 million as compared to $31.2 million for the three months ended September 30, 2012 primarily due to a decrease in the average balance of performing loans to $1.16 billion from $1.59 billion for the same period in 2012. The decrease in performing loans was primarily due to loan repayments received during the period. Offsetting the decline were new investment originations that increased our weighted average effective yield. For the three months ended September 30, 2013, performing loans generated a weighted average effective yield of 8.0% as compared to 7.5% in 2012.
Other income increased to $11.3 million for the three months ended September 30, 2013 as compared to $9.3 million for the three months ended September 30, 2012. The increase was due primarily to loan prepayment penalties received of $1.0 million and a $1.3 million increase in ancillary loan income earned during the quarter ended September 30, 2013.

Costs and expenses—Interest expense decreased 30% to $63.8 million for the three months ended September 30, 2013 as compared to $91.8 million for the same period in 2012 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.35 billion for the three months ended September 30, 2013 from $5.50 billion for the three months ended September 30, 2012. Our weighted average effective cost of debt decreased to 5.74% for the three months ended September 30, 2013 from 6.52% during the quarter ended September 30, 2012. The decline is a result of the refinancing of our largest senior secured credit facility at a lower interest rate during the first quarter of 2013 as well as the repayment of higher interest rate senior unsecured notes with the proceeds from the issuance of lower interest rate senior unsecured notes during the second quarter of 2013.
Real estate expenses remained steady at $37.6 million for the three months ended September 30, 2013 as compared to $37.8 million for the same period in 2012. Expenses associated with unsold residential units declined to $5.4 million for the three months ended September 30, 2013 from $6.2 million for the same period in 2012 due to continued unit sales, which reduced our homeowners association fees and other related expenses. Operating expenses for net lease assets decreased to $5.2 million for the three months ended September 30, 2013 from $6.7 million for the same period in 2012 due primarily to improvements in collectability of receivables. The decreases were offset by an increase in expenses for commercial operating properties, which were $19.8 million for the three months ended September 30, 2013 as compared to $18.2 million for the same period in 2012, primarily driven by additional properties to which we took title. Additionally, carrying costs and other expenses on our land assets increased to $7.2 million for the three months ended September 30, 2013 from $6.7 million for the same period in 2012, primarily related to increased pre-development activities.
Depreciation and amortization increased to $19.0 million for the three months ended September 30, 2013 as compared to $16.6 million for the same period in 2012 primarily due to the acquisition of additional operating properties.
General and administrative expenses increased to $24.3 million for the three months ended September 30, 2013 as compared to $19.0 million for the same period in 2012 due to an increase in compensation related costs pertaining to annual performance based bonuses.
The net recovery of loan loss reserves was $9.8 million during the three months ended September 30, 2013 as compared to a provision for loan losses of $16.8 million during the same period in 2012. Included in the provision for the three months ended September 30, 2013 were recoveries of previously recorded loan loss reserves of $44.1 million offset by specific reserves totaling $38.8 million which were established on non-performing loans during the period.
During the three months ended September 30, 2013, we recorded $6.8 million of impairments on real estate assets, including $0.5 million recorded in discontinued operations. For the three months ended September 30, 2012, we recorded impairments of $5.0 million on real estate assets and $1.5 million on cost method investments, including $4.8 million recorded in discontinued operations for real estate assets.
Other expense decreased to $1.5 million for the three months ended September 30, 2013 as compared to $2.4 million for the same period in 2012 due primarily to declining legal costs associated with loan resolutions.
Gain (loss) on early extinguishment of debt, net—During the three months ended September 30, 2013, we made repayments on our February 2013 Secured Credit Facility and our March 2012 Secured Credit Facilities, which resulted in $3.5 million of net losses on the early extinguishment of debt due to accelerated amortization of discounts and fees.
During the same period in 2012, we made repayments on the A-1 Tranches of the 2011 and 2012 Secured Credit Facilities and repurchases of our senior unsecured convertible notes, which resulted in $3.7 million of net losses on early extinguishments of debt due to accelerated amortization of discounts and fees.
Earnings from equity method investments—Earnings from equity method investments decreased to $4.3 million during the three months ended September 30, 2013 as compared to $22.7 million for the same period in 2012 primarily due to lower income from LNR, which was sold in April 2013, and lower income from sales of residential property units recorded by one of our real estate equity investments for a building that is approaching complete sell-out.
Income tax benefit /expense—There was a decrease in income tax expense for the three months ended September 30, 2013 due primarily to the sale of our interest in LNR, which was sold in April 2013.
Discontinued operations—During the three months ended September 30, 2013, we sold two commercial operating properties with a carrying value of $27.4 million which resulted in a gain of $9.1 million and one net lease asset with a carrying value of $2.3 million which resulted in an impairment loss of $0.5 million. There were no sales during the three months ended September 30, 2012 impacting discontinued operations.

Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of September 30, 2013. For the three months ended September 30, 2012, income (loss) from discontinued operations includes impairment of assets of $4.8 million.
Income from sales of residential property—During the three months ended September 30, 2013 and 2012, we sold 107 and 131 condominium units, respectively, that resulted in income from sales of residential properties totaling $14.1 million and $15.6 million, respectively.
Results of Operations for the Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Operating lease income	$175,638	$159,670	$15,968	10%
Interest income	78,584	104,822	(26,238)	(25)%
Other income	35,778	36,696	(918)	(3)%
Total revenue	$290,000	$301,188	$(11,188)	(4)%
Interest expense	$204,516	$271,594	$(67,078)	(25)%
Real estate expenses	112,437	111,048	1,389	1%
Depreciation and amortization	53,639	49,378	4,261	9%
General and administrative	67,008	61,674	5,334	9%
Provision for loan losses	5,392	60,865	(55,473)	(91)%
Impairment of assets	6,261	8,632	(2,371)	(27)%
Other expense	7,266	6,754	512	8%
Total costs and expenses	$456,519	$569,945	$(113,426)	(20)%
Gain (loss) on early extinguishment of debt, net	$(28,282)	$(6,858)	$(21,424)	>100%
Earnings from equity method investments	34,346	75,925	(41,579)	(55)%
Income tax expense	(625)	(6,540)	5,915	90%
Income (loss) from discontinued operations	1,256	(18,094)	19,350	>100%
Gain from discontinued operations	22,488	27,257	(4,769)	(17)%
Income from sales of residential property	72,092	35,583	36,509	>100%
Net income (loss)	$(65,244)	$(161,484)	$96,240	60%
Revenue—Operating lease income, which included income from net lease assets and commercial operating properties, increased to $175.6 million during the nine months ended September 30, 2013 from $159.7 million for the same period in 2012.
Operating lease income from commercial operating properties increased to $66.8 million during the nine months ended September 30, 2013 from $48.3 million for the same period in 2012. We acquired title to additional commercial operating properties at the end of 2012, which contributed $13.8 million in operating lease income for the nine months ended September 30, 2013. The impact of new leases and other leasing related activities within the portfolio also contributed $5.9 million to the increase period over period. As of September 30, 2013, commercial operating properties, excluding hotels and multifamily properties, were 62.3% leased compared to 45.5% leased as of September 30, 2012.
Operating lease income from net lease assets decreased to $108.8 million during the nine months ended September 30, 2013 from $111.4 million for the same period in 2012 primarily due to lease expirations. As of September 30, 2013, net lease assets were 94.6% leased compared to 94.8% leased as of September 30, 2012. For the nine months ended September 30, 2013, the net lease portfolio generated an unleveraged weighted average effective yield of 7.32% compared to 7.40% during the same period in 2012 based on gross carrying value.
Interest income for the nine months ended September 30, 2013 declined to $78.6 million as compared to $104.8 million for the nine months ended September 30, 2012 primarily due to a decrease in the average balance of performing loans to $1.20 billion from $1.74 billion for the same period in 2012. The decrease in performing loans was primarily due to loan repayments received during the period. For the nine months ended September 30, 2013 and 2012, performing loans generated a weighted average effective yield of 7.50%. The decrease in interest income was partially offset by $8.0 million of interest income recorded during the nine months ended September 30, 2013, which related to a non-performing loan that was resolved and includes interest not previously recognized due to the loan being on non-accrual status.
Other income decreased to $35.8 million for the nine months ended September 30, 2013 as compared to $36.7 million for the nine months ended September 30, 2012. Other income includes revenue related to hotel properties included in the operating property portfolio, which decreased to $22.7 million for the nine months ended September 30, 2013 from $25.0 million for the same period in 2012 due primarily to a reduction in ancillary revenue related to a hotel property of $2.2 million. In addition, there was a decline of $3.2 million in loan related income. The declines are offset by $4.0 million received for the settlement of a property-related lawsuit.
Costs and expenses—Interest expense decreased 25.0% to $204.5 million for the nine months ended September 30, 2013 as compared to $271.6 million for the same period in 2012 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.52 billion for the nine months ended September 30, 2013 from $5.67 billion for the nine months ended September 30, 2012. Our weighted average effective cost of debt was lower at 5.97% for the nine months ended September 30, 2013 as compared to 6.30% during the nine months ended September 30, 2012. The decline is a result of the refinancing of our largest senior secured credit facility at a lower interest rate during the first quarter of 2013 as well as the repayment of higher interest rate senior unsecured notes with the issuance of lower interest rate senior unsecured notes during the second quarter of 2013.
Real estate expenses increased to $112.4 million for the nine months ended September 30, 2013 as compared to $111.0 million for the same period in 2012. Expenses for commercial operating properties increased to $60.3 million for the nine months ended September 30, 2013 from $54.9 million for the same period in 2012, primarily driven by a property to which we took title, offset by a reduction in ancillary expenses related to a hotel property. Carrying costs and other expenses on our land assets increased to $20.2 million for the nine months ended September 30, 2013 from $16.2 million for the same period in 2012, primarily related to increased pre-development activities. The increases were offset by a decrease in costs associated with residential units to $15.4 million for the nine months ended September 30, 2013 from $21.2 million for the same period in 2012 due to continued unit sales, which reduced our homeowners association fees and other related expenses. Additionally, operating expenses for net lease assets decreased to $16.5 million for the nine months ended September 30, 2013 from $18.7 million for the same period in 2012 due primarily to improvements in collectability of receivables.
Depreciation and amortization increased to $53.6 million for the nine months ended September 30, 2013 from $49.4 million primarily due to the acquisition of additional operating properties.
General and administrative expenses increased to $67.0 million for the nine months ended September 30, 2013 as compared to $61.7 million for the same period in 2012 due to an increase in compensation related costs pertaining to annual performance based bonuses.
Provisions for loan losses declined $55.5 million to $5.4 million during the nine months ended September 30, 2013 as compared to $60.9 million during the same period in 2012 as less specific reserves were required on a lower balance of non-performing loans. Included in the provision for the nine months ended September 30, 2013 were specific reserves totaling $65.8 million which were established on non-performing loans offset by recoveries of previously recorded loan loss reserves of $55.1 million.
During the nine months ended September 30, 2013, we recorded $7.2 million of impairments on real estate assets, including $0.9 million recorded in discontinued operations. For the nine months ended September 30, 2012, we recorded impairments of $29.1 million on real estate assets and $0.9 million on other investments, including $21.4 million recorded in discontinued operations for real estate assets.
Other expense increased to $7.3 million for the nine months ended September 30, 2013 as compared to $6.8 million for the same period in 2012 due primarily to $4.4 million of third party expenses incurred in connection with the refinancing of our October 2012 Secured Credit Facility with our February 2013 Secured Credit Facility (see Liquidity and Capital Resources below) during the first quarter of 2013 and $1.5 million of foreign exchange losses. During the nine months ended September 30, 2012, we recognized $2.3 million more in legal costs associated with loan resolutions than during the same period in 2013 and costs related to a shareholder litigation settlement of $2.0 million.
Gain (loss) on early extinguishment of debt, net—During the nine months ended September 30, 2013, we incurred losses on the early extinguishment of debt due to accelerated amortization of discounts and fees of $7.7 million relating to the refinancing of our October 2012 Secured Credit Facility and $11.1 million relating to accelerated amortization of discount and fees associated with the repayments on our 2012 and 2013 Secured Credit Facilities. We also redeemed our $448.5 million 5.95% senior unsecured notes due October 2013 prior to maturity and incurred $9.5 million of losses related to a prepayment penalty and the acceleration of amortization of discounts (see Liquidity and Capital Resources below).
During the same period in 2012, we made repayments on the A-1 Tranches of the 2011 and 2012 Secured Credit Facilities and repurchases of our senior unsecured convertible notes, which resulted in $6.9 million of net losses on early extinguishments of debt due to accelerated amortization of discounts and fees.
Earnings from equity method investments—Earnings from equity method investments decreased to $34.3 million during the nine months ended September 30, 2013 as compared to $75.9 million for the same period in 2012. For one of our real estate equity investments, our equity in earnings decreased to $4.1 million for the nine months ended September 30, 2013 from $20.8 million for the same period in 2012 due to lower income from sales of residential property units for a building that is approaching complete sell-out. For LNR, which was sold in April 2013, our equity in earnings increased to $57.5 million for the nine months ended September 30, 2013 from $36.0 million for the same period in 2012 due primarily to a gain recognized on the sale of an LNR subsidiary. Our equity in earnings for the nine months ended September 30, 2013 was offset by an other than temporary impairment of $41.0 million arising from the terms of the sale of the Company's investment in LNR. The Company and other owners of LNR entered into negotiations with potential purchasers of LNR beginning in September 2012. After an extensive due diligence and negotiation process, the LNR owners entered into a definitive contract to sell LNR in January 2013 at a fixed sale price which, from the Company's perspective, reflected in part the Company's then-current expectations about the future results of LNR and potential volatility in its business. The definitive sale contract provided that LNR would not make cash distributions to its owners during the fourth quarter of 2012 through the closing of the sale. Notwithstanding the fixed terms of the contract, our investment balance in LNR increased due to equity in earnings recorded which resulted in our recognition of other than temporary impairment on our investment during the nine months ended September 30, 2013.
Income tax expense—Income tax expense decreased to $0.6 million during the nine months ended September 30, 2013 as compared to $6.5 million for the same period in 2012 due primarily to lower taxable income from LNR, which was sold in April 2013, and lower gains from sales of residential property.
Discontinued operations—During the nine months ended September 30, 2013, we sold five commercial operating properties with a carrying value of $70.5 million which resulted in a gain of $19.1 million and four net lease assets with a carrying value of $15.7 million which resulted in a net gain of $2.9 million. During the nine months ended September 30, 2012, we sold 14 net lease assets with a carrying value of $115.5 million for a net gain of $27.3 million.
Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of September 30, 2013. For the nine months ended September 30, 2012, income (loss) from discontinued operations includes impairment of assets of $21.4 million.
Income from sales of residential property—During the nine months ended September 30, 2013 and 2012, we sold 347 and 393 condominium units, respectively, that resulted in income from sales of residential properties totaling $68.7 million and $35.6 million, respectively. During the nine months ended September 30, 2013, we also sold land for proceeds of $30.0 million that resulted in income of $3.4 million.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(30,571)	$(71,784)	$(97,839)	$(185,573)
Add: Depreciation and amortization(1)	19,019	16,787	53,873	51,205
Add: Provision for loan losses	(9,834)	16,834	5,392	60,865
Add: Impairment of assets(2)	6,785	6,542	7,181	30,061
Add: Stock-based compensation expense	4,563	3,512	14,484	11,625
Less: (Gain) loss on early extinguishment of debt, net	3,498	3,694	16,768	6,858
Less: HPU/Participating Security allocation	(773)	(1,555)	(3,153)	(5,264)
Adjusted income (loss)	$(7,313)	$(25,970)	$(3,294)	$(30,223)
Explanatory Notes:
_______________________________________________________________________________

(1)
For the three months ended September 30, 2013 and 2012, depreciation and amortization includes $50 and $236, respectively, of depreciation and amortization reclassified to discontinued operations. For the nine months ended September 30, 2013 and 2012, depreciation and amortization includes $234 and $1,827, respectively, of depreciation and amortization reclassified to discontinued operations.

(2)
For the three months ended September 30, 2013 and 2012, impairment of assets includes $524 and $4,808 of impairment of assets reclassified to discontinued operations. For the nine months ended September 30, 2013 and 2012, impairment of assets includes $920 and $21,429 of impairment of assets reclassified to discontinued operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(18,590)	$(64,306)	$(65,244)	$(161,484)
Add: Interest expense(1)	63,793	91,777	204,516	272,659
Add: Income tax expense	(3,879)	1,791	625	6,540
Add: Depreciation and amortization(2)	19,019	16,787	53,873	51,205
EBITDA	$60,343	$46,049	$193,770	$168,920
Add: Provision for loan losses	(9,834)	16,834	5,392	60,865
Add: Impairment of assets(3)	6,785	6,542	7,181	30,061
Add: Stock-based compensation expense	4,563	3,512	14,484	11,625
Less: (Gain) loss on early extinguishment of debt, net	3,498	3,694	28,282	6,858
Adjusted EBITDA	$65,355	$76,631	$249,109	$278,329
Explanatory Notes:
_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2012, interest expense includes $0 and $1,065 of interest expense reclassified to discontinued operations. There were no reclassifications of interest expense to discontinued operations for the three and nine months ended September 30, 2013.

(2)
For the three months ended September 30, 2013 and 2012, depreciation and amortization includes $50 and $236, respectively, of depreciation and amortization reclassified to discontinued operations. For the nine months ended September 30, 2013 and 2012, depreciation and amortization includes $234 and $1,827, respectively, of depreciation and amortization reclassified to discontinued operations.

(3)
For the three months ended September 30, 2013 and 2012, impairment of assets includes $524 and $4,808 of impairment of assets reclassified to discontinued operations. For the nine months ended September 30, 2013 and 2012, impairment of assets includes $920 and $21,429 of impairment of assets reclassified to discontinued operations.

Risk Management
Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	September 30, 2013	December 31, 2012
Non-performing loans
Carrying value	$235,335	$503,112
As a percentage of total carrying value of loans	19.0%	27.5%
Reserve for loan losses
Total reserve for loan losses	$380,007	$524,499
As a percentage of total loans before loan loss reserves	23.5%	22.3%
Non-performing loan asset-specific reserves for loan losses	$330,900	$476,140
As a percentage of gross carrying value of non-performing loans	58.4%	48.6%
Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2013, we had non-performing loans with an aggregate carrying value of $235.3 million. Our non-performing loans decreased during the nine months ended September 30, 2013, primarily due to paydowns received on non-performing loans, reclassification of certain non-performing loans to performing status, and receiving title to properties serving as collateral in full or partial satisfaction of such loans. We expect that our level of non-performing loans will fluctuate from period to period.
Reserve for Loan Losses—The reserve for loan losses was $380.0 million as of September 30, 2013, or 23.5% of the gross carrying value of total loans, compared to $524.5 million or 22.3% at December 31, 2012. The change in the balance of the reserve was the result of net provisioning of $5.4 million, which includes recoveries of previously recorded loan loss reserves of $55.1 million, reduced by $149.9 million of charge-offs during the nine months ended September 30, 2013. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to volatility within the commercial real estate market, the process of estimating collateral values and reserves require us to use significant judgment. In addition, the process of estimating values and reserves for our European loan assets is subject to additional risks related to the continued economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.
The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2013, asset-specific reserves decreased slightly to $352.2 million compared to $491.4 million at December 31, 2012, primarily due to charge-offs on loans offset by additional reserves established on non-performing loans.
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
The general reserve decreased to $27.8 million or 2.6% of the gross carrying value of performing loans as of September 30, 2013, compared to $33.1 million or 2.4% of the gross carrying value of performing loans at December 31, 2012. This reduction is primarily attributable to the reduction in the balance of performing loans.

Risk concentrations—As of September 30, 2013, our total investment portfolio, consisting of real estate, loans receivable and other lending investments and other investments was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Land	$165,039	$—	$—	$975,859	$1,140,898	21.9%
Office	10,029	413,664	309,842	—	733,535	14.1%
Industrial / R&D	90,341	554,339	52,195	—	696,875	13.4%
Entertainment / Leisure	76,685	475,437	—	—	552,122	10.6%
Hotel	236,913	136,080	93,252	—	466,245	8.9%
Retail	233,143	58,134	155,388	—	446,665	8.6%
Mixed Use / Mixed Collateral	239,282	—	190,698	—	429,980	8.2%
Condominium	114,177	—	255,098	—	369,275	7.1%
Other Property Types	224,943	9,788	400	—	235,131	4.5%
Strategic Investments	—	—	—	—	141,583	2.7%
Total	$1,390,552	$1,647,442	$1,056,873	$975,859	$5,212,309	100.0%
Explanatory Note:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio, gross of accumulated depreciation and general loan loss reserves.
As of September 30, 2013, our total investment portfolio had the following characteristics by geographical region ($ in thousands)(1):

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
West	$146,184	$428,575	$222,573	$368,743	$1,166,075	22.4%
Northeast	363,063	383,513	163,015	195,114	1,104,705	21.2%
Southeast	282,632	239,817	234,205	80,446	837,100	16.1%
Southwest	181,303	216,506	192,822	118,559	709,190	13.6%
Mid-Atlantic	147,260	124,279	168,100	182,553	622,192	11.9%
Central	82,766	96,819	67,949	9,500	257,034	4.9%
Northwest	52,842	80,858	8,209	20,944	162,853	3.1%
International(2)	124,495	—	—	—	124,495	2.4%
Various	10,007	77,075	—	—	87,082	1.7%
Strategic Investments(2)	—	—	—	—	141,583	2.7%
Total	$1,390,552	$1,647,442	$1,056,873	$975,859	$5,212,309	100.0%
Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio, gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments includes $42.0 million of international assets. Additionally, international and strategic investments include $114.3 million of European assets, including $79.2 million in Germany and $35.1 million in the United Kingdom.

Liquidity and Capital Resources
For the three months ended September 30, 2013, we funded investments totaling $116.4 million. Also during the third quarter of 2013, we received $346.0 million of proceeds from our portfolio, comprised of $239.0 million from repayments and sales of loans, $97.8 million from sales of operating properties and $9.2 million from other investments. As of September 30, 2013, we had unrestricted cash of $735.5 million.
As of September 30, 2013, we had no debt outstanding with maturities in 2013. Over the next 12 months, we currently expect to fund approximately $245 million of capital expenditures within our portfolio. Our capital sources to meet expected cash uses through the next 12 months will primarily include cash on hand, loan repayments from borrowers, and proceeds from unencumbered asset sales. As of September 30, 2013, we had unencumbered assets with a carrying value of approximately $2.98 billion.
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
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of September 30, 2013 (see Note 8 of the Notes to the Consolidated Financial Statements) ($ in thousands):

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
Long-Term Debt Obligations:
Secured credit facilities	$1,915,953	$—	$—	$1,915,953	$—	$—
Unsecured notes	2,007,491	200,601	632,168	1,174,722	—	—
Secured term notes	273,861	—	14,826	17,486	230,597	10,952
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	$4,297,305	$200,601	$646,994	$3,108,161	$230,597	$110,952
Interest Payable(1)	915,642	228,923	422,184	203,291	38,863	22,381
Operating Lease Obligations	40,056	5,255	11,516	9,747	10,988	2,550
Total(2)	$5,253,003	$434,779	$1,080,694	$3,321,199	$280,448	$135,883
Explanatory Notes:
_______________________________________________________________________________

(1)	All variable-rate debt assumes a 3-month LIBOR rate of 0.26%.

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

In connection with the February 2013 Secured Credit Facility transaction, the Company incurred $17.1 million of lender fees, of which $14.4 million was capitalized in "Debt Obligations, net" on the Company's Consolidated Balance Sheets and $2.7 million was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations as it related to the lenders who did not participate in the new facility. The Company also incurred $3.8 million in third party fees, of which $3.6 million was recognized in “Other expense” on the Company's Consolidated Statements of Operations, as it related primarily to those lenders from the original facility that modified their debt under the new facility, and $0.2 million was recorded in “Deferred expenses and other assets, net” on the Company's Consolidated Balance Sheets, as it related to the new lenders.
Through September 30, 2013, the Company has made cumulative amortization repayments of $230.9 million on the February 2013 Secured Credit Facility. Repayments of the February 2013 Secured Credit Facility prior to the scheduled maturity date have resulted in losses on early extinguishment of debt of $2.6 million and $5.1 million for the three and nine months ended September 30, 2013, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
October 2012 Secured Credit Facility—On October 15, 2012, we entered into the “October 2012 Secured Credit Facility. Proceeds from the October 2012 Secured Credit Facility were used to refinance the remaining outstanding balances of the Company's then existing 2011 Secured Credit Facilities.
The October 2012 Secured Credit Facility was refinanced by the February 2013 Secured Credit Facility. Prior to refinancing, we made cumulative amortization repayments of $113.0 million on the October 2012 Secured Credit Facility, which resulted in losses on early extinguishment of debt of $0.8 million for the three months ended June 30, 2013 related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
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
During the quarter ended September 30, 2013, the Company repaid the remaining outstanding balance of the 2012 Tranche A-1 Facility. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $0.2 million and $4.4 million for the three and nine months ended September 30, 2013, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
Through September 30, 2013, the Company made cumulative repayments of $30.1 million on the 2012 Tranche A-2 Facility. Repayments of the 2012 Tranche A-2 Facility prior to maturity have resulted in losses on early extinguishment of debt of $0.8 million and $0.8 million for the three and nine months ended September 30, 2013, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
Unsecured Notes—In May 2013, the Company issued $265.0 million aggregate principal of 3.875% senior unsecured notes due July 2016 and issued $300.0 million aggregate principal of 4.875% senior unsecured notes due July 2018. Net proceeds from these transactions, together with cash on hand, were used to fully repay the remaining $96.8 million of outstanding 8.625% senior unsecured notes due June 2013 and the remaining $448.5 million of the 5.95% senior unsecured notes due October 2013. In connection with the repayment of outstanding 5.95% senior unsecured notes, the Company incurred $9.5 million of losses related to a prepayment penalty and the acceleration of amortization of discounts, which was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the nine months ended September 30, 2013.
Unencumbered/Encumbered Assets—As of September 30, 2013, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	September 30, 2013		December 31, 2012
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,683,823	$1,101,612	$1,794,198	$1,004,825
Real estate available and held for sale	195,692	214,388	141,673	494,192
Loans receivable, net(1)	919,398	471,154	1,197,373	665,712
Other investments	26,929	160,581	43,545	355,298
Cash and other assets	—	1,027,563	—	487,073
Total	$2,825,842	$2,975,298	$3,176,789	$3,007,100
Explanatory Note:
_______________________________________________________________________________

(1)	As of September 30, 2013 and December 31, 2012, the amounts presented are gross of general reserves for loan losses of $27.8 million and $33.1 million, respectively.
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
Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2013, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$38,745	$46,356	$—	$85,101
Discretionary Fundings	—	—	—	—
Strategic Investments	—	—	46,927	46,927
Total	$38,745	$46,356	$46,927	$132,028
Transactions with Related Parties—We had an equity interest of approximately 24% in LNR Property Corporation ("LNR") and two of our executive officers served on LNR's board of managers. We sold this interest in April 2013 for $220.3 million in net proceeds.
Stock Repurchase Program—In September 2013, the Company's Board of Directors approved an increase in the repurchase limit of the Company's existing stock repurchase program, which authorizes the Company's repurchase of its Common Stock in open market and privately negotiated purchases, including pursuant to one or more trading plans. The authorization raised the repurchase limit to $50.0 million from the $16.0 million that remained from the previously approved program. There were no stock repurchases during the nine months ended September 30, 2013.
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
A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of September 30, 2013.
New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first nine months of 2013 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the nine months ended September 30, 2013, (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012 and (vi) the Notes to the Consolidated Financial Statements (unaudited).*

Explanatory Notes:
_______________________________________________________________________________

*
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

iSTAR FINANCIAL INC. Registrant
Date:	November 6, 2013	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	November 6, 2013	/s/ DAVID M. DISTASO
David M. DiStaso Chief Financial Officer (principal financial and accounting officer)