Form 10-K
period 2013-12-31
ISTAR FINANCIAL INC
filed 2014-03-03
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-15371
_______________________________________________________________________________
iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-6881527 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor
New York, NY (Address of principal executive offices)	10036 (Zip code)
Registrant's telephone number, including area code: (212) 930-9400
_______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
8.000% Series D Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.875% Series E Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.8% Series F Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.65% Series G Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.50% Series I Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of Exchange on which registered:
4.50% Series J Convertible Perpetual Preferred Stock, $0.001 par value	N/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2013, the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates (1) of the registrant was approximately $926.4 million, based upon the closing price of $11.29 on the New York Stock Exchange composite tape on such date.
As of February 21, 2014, there were 84,871,977 shares of Common Stock outstanding.

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
The real estate finance portfolio is comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. The Company's portfolio also includes preferred equity investments and senior and subordinated loans to corporations, particularly those engaged in real estate or real estate related businesses, and may be either secured or unsecured. The Company's loan portfolio includes whole loans and loan participations.
The net lease portfolio is primarily comprised of properties owned by the Company and leased to single creditworthy tenants where the properties are subject to long-term leases. Most of the leases provide for expenses at the facility to be paid by the tenant on a triple net lease basis. The properties in this portfolio are diversified by property type and geographic location.
The operating properties portfolio is comprised of commercial and residential properties which represent a diverse pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop these assets with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. The commercial properties within this portfolio include office, retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.
The land portfolio is primarily comprised of land entitled for master planned communities as well as waterfront and urban infill land parcels located throughout the U.S. Master planned communities represent large-scale residential projects that the Company will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. The Company may develop these properties itself or sell to or partner with commercial real estate developers.
The Company's primary sources of revenues are operating lease income, which is the rent and reimbursements that tenants pay to lease its properties, and interest income, which is the interest that borrowers pay on loans. The Company primarily generates income through a “spread” or “margin,” which is the difference between the revenues generated from leases and loans and interest expense and the cost of real estate operations. In addition, the Company expects to generate income from commercial operating property revenue and sales of its remaining residential condominium assets and from its land portfolio over time.
Company History and Recent Developments
The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions. During the last several years, the composition of the Company's portfolio changed as loans were repaid and the Company acquired title to assets of defaulting borrowers. The size of the Company's lending portfolio declined and its real estate portfolio increased to include operating properties and land, in addition to net lease assets. As conditions in the economy and financing markets have improved, the Company has been increasing its originations of new lending and net lease investments, repositioning or redeveloping its operating properties and progressing on the entitlement and development of its land assets. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. The Company's business segments are discussed in further detail below.
Financing Strategy
The Company has continued to strengthen its balance sheet through its financing activities. During 2012, the Company's credit ratings were upgraded and over the last two years, it has executed 10 capital markets transactions, including issuing secured and unsecured debt and preferred stock. As a result of these transactions, the Company has satisfied all of its significant near term debt maturities while meaningfully extending its debt maturity profile. These transactions, along with fundamental improvements in the overall economy and real estate markets, have allowed the Company to reduce its overall cost of capital while maintaining lower leverage. Going forward, the Company will seek to raise capital through a variety of means, which may include secured and unsecured debt financing, debt refinancings, asset sales, issuances of equity, joint ventures and other third party capital arrangements. A more detailed discussion of the Company's current liquidity and capital resources is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."
Investment Strategy
During 2013, the Company funded a total of $483.7 million of investments, including $259.1 million in lending and other investments, $128.6 million to acquire and invest in net lease assets and $96.0 million of capital to reposition or redevelop its operating properties and develop its land assets.
One of the Company's objectives is to continue to increase its new investment activities. In making new investments, the Company expects its strategy will focus on the following:

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
Underwriting Process
The Company reviews investment opportunities with its investment professionals, as well as representatives from its legal, credit, risk management and capital markets areas. The Company has developed a process for screening potential investments called the Six Point Methodologysm. Through this process, the Company evaluates an investment opportunity prior to beginning its formal due diligence process by: (1) evaluating the source of the opportunity; (2) evaluating the quality of the collateral, corporate credit or lessee, as well as the market and industry dynamics; (3) evaluating the borrower equity, corporate sponsorship and/or guarantors; (4) determining the optimal legal and financial structure for the transaction given its risk profile; (5) performing an alternative investment test; and (6) evaluating the liquidity of the investment and the ability to match fund the asset. Participation is encouraged from professionals in all disciplines throughout the entire origination process, from the initial consideration of the opportunity, through the Six Point Methodologysm and into the preparation and distribution of an approval memorandum for the Company's internal and/or Board of Directors investment committees and into the documentation and closing process.

Any commitment to make an investment of $25 million or less ($50 million or less in the case of a corporate debt instrument or aggregate debt instruments issued by a single corporate issuer) in any transaction or series of related transactions requires the approval of the Chief Executive Officer and Chief Investment Officer. Any commitment in excess of $25 million but less than or equal to $50 million requires the further approval of the Company's internal investment committee, consisting of senior management representatives from all of the Company's key disciplines. Any commitment in excess of $50 million but less than or equal to $75 million requires the further approval of the Investment Committee of the Board of Directors. Any commitment in excess of $75 million, and any strategic investment such as a corporate merger, acquisition or material transaction involving the Company's entry into a new line of business, requires the approval of the full Board of Directors.
Hedging Strategy
The Company finances its business with a combination of fixed-rate and variable-rate debt and its asset base consists of fixed-rate and variable-rate investments. Its variable-rate assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company's variable-rate debt obligations differ significantly from its variable-rate lending assets, the Company may utilize derivative instruments to limit the impact of changing interest rates on its net income. The Company also uses derivative instruments to limit its exposure to changes in currency rates in respect of certain investments denominated in foreign currencies. The Company does not use derivative instruments for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps, interest rate caps and foreign exchange contracts.
Portfolio Overview
As of December 31, 2013, based on current gross carrying values, the Company's total investment portfolio has the following characteristics ($ in thousands)(1):
Asset Type

Property Type

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Land	$152,992	$—	$—	$965,192	$1,118,184	21.6%
Office	9,889	484,535	293,928	—	788,352	15.2%
Industrial / R&D	96,283	550,413	52,258	—	698,954	13.5%
Entertainment / Leisure	77,427	475,437	—	—	552,864	10.7%
Hotel	246,180	136,080	96,708	—	478,968	9.2%
Mixed Use / Mixed Collateral	237,161	—	169,120	—	406,281	7.8%
Retail	208,990	57,348	129,604	—	395,942	7.6%
Condominium	107,975	—	223,250	—	331,225	6.4%
Other Property Types	262,412	9,483	—	—	271,895	5.2%
Strategic Investments	—	—	—	—	145,004	2.8%
Total	$1,399,309	$1,713,296	$964,868	$965,192	$5,187,669	100.0%

Geography

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Northeast	$391,967	$374,478	$152,779	$193,055	$1,112,279	21.4%
West	142,029	427,052	190,356	351,374	1,110,811	21.4%
Southeast	264,100	237,433	229,504	86,472	817,509	15.8%
Mid-Atlantic	160,091	193,735	158,148	183,102	695,076	13.4%
Southwest	171,815	220,714	179,806	122,160	694,495	13.4%
Central	87,390	102,755	47,332	9,500	246,977	4.8%
Northwest	50,118	80,858	6,943	19,529	157,448	3.0%
International(2)	121,733	—	—	—	121,733	2.3%
Various	10,066	76,271	—	—	86,337	1.7%
Strategic Investments(2)	—	—	—	—	145,004	2.8%
Total	$1,399,309	$1,713,296	$964,868	$965,192	$5,187,669	100.0%
Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments include $47.0 million of international assets. Additionally, international and strategic investments include $118.8 million of European assets, including $79.8 million in Germany and $39.0 million in the United Kingdom.

Industry Segments
The Company has four business segments: Real Estate Finance, Net Lease, Operating Properties and Land. The following describes the Company's reportable segments ($ in thousands) as of December 31, 2013:

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate / Other(1)	Total
Real estate, at cost	$—	$1,696,888	$720,508	$803,238	$—	$3,220,634
Less: accumulated depreciation	—	(338,640)	(82,420)	(3,393)	—	(424,453)
Real estate, net	—	1,358,248	638,088	799,845	—	2,796,181
Real estate available and held for sale	—	—	228,328	132,189	—	360,517
Total real estate	—	1,358,248	866,416	932,034	—	3,156,698
Loans receivable and other lending investments, net	1,370,109	—	—	—	—	1,370,109
Other investments	—	16,408	16,032	29,765	145,004	207,209
Total portfolio assets	$1,370,109	$1,374,656	$882,448	$961,799	$145,004	$4,734,016
Explanatory Note:
_______________________________________________________________________________

(1)
Corporate/Other includes certain equity investments that are not included in a reportable segment. See Item 8—"Financial Statements and Supplementary Data—Note 6" for further detail on these investments.

Additional information regarding segment revenue and profit information as well as prior period information is presented in Item 8—"Financial Statements and Supplementary Data—Note 15" and a discussion of operating results is presented in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."
Real Estate Finance
A majority of the Company's real estate finance portfolio consists of senior mortgage loans that are secured by commercial real estate assets where the Company is the first lien holder. The portfolio also consists of subordinated mortgage loans that are secured by subordinated interests in commercial and residential real estate assets where the Company is in either a second lien or junior position, and corporate/partnership loans, which represent mezzanine or subordinated loans to entities for which the Company does not have a lien on the underlying asset, but may have a pledge of underlying equity ownership of such assets. In addition, the Company has a preferred equity investment classified as other lending investments.
The Company's real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2013		2012
	Total	% of Total	Total	% of Total
Performing loans(1):
Senior mortgages	$563,513	40.3%	$829,894	44.5%
Subordinate mortgages	60,679	4.3%	98,758	5.3%
Corporate/partnership loans	429,586	30.7%	431,321	23.2%
Subtotal	$1,053,778	75.3%	$1,359,973	73.0%
Non-performing loans(1):
Senior mortgages	$203,604	14.6%	$478,602	25.7%
Subordinate mortgages	—	—%	14,400	0.8%
Corporate/partnership loans	—	—%	10,110	0.5%
Subtotal	$203,604	14.6%	$503,112	27.0%
Total carrying value of loans	$1,257,382	89.9%	$1,863,085	100.0%
Other lending investments—securities	141,927	10.1%	—	—%
Total carrying value	$1,399,309	100.0%	$1,863,085	100.0%
General reserve for loan losses	(29,200)		(33,100)
Total loans receivable and other lending investments, net	$1,370,109		$1,829,985

Explanatory Note:
_______________________________________________________________________________

(1)
Performing and non-performing loans are presented net of asset-specific loan loss reserves of $31.0 million and $317.0 million, respectively, as of December 31, 2013, and $15.3 million and $476.1 million, respectively, as of December 31, 2012. See Item 8—"Financial Statements and Supplemental Data—Note 3" for a discussion of the Company's policies regarding non-performing loans and reserves for loan losses.

Summary of Portfolio Characteristics—As of December 31, 2013, the Company's performing loans and other lending investments had a weighted average loan to value ratio of 72%, while non-performing loans had a weighted average loan to value ratio of 94%. Additionally, the Company's performing loans were comprised of 68% fixed-rate loans and 32% variable-rate loans that had weighted average accrual rates of 9.3% and 6.2%, respectively, and had a weighted average remaining term of 2.8 years.
Portfolio Activity—During the year ended December 31, 2013, the Company originated and funded $257.6 million of loans, received principal repayments of $613.6 million and sold loans with a total carrying value of $95.1 million. In addition, the Company took title to property in full or partial satisfaction of non-performing mortgage loans with a fair value of $31.1 million, for which the properties had served as collateral. See Item 8—"Financial Statements and Supplemental Data—Note 5" for further details on real estate finance activities.
Summary of Interest Rate Characteristics—The Company's loans receivable and other lending investments had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2013			2012
	Carrying Value	% of Total	Weighted Average Accrual Rate	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans and other lending investments	$811,128	58.0%	9.3%	$704,653	37.8%	8.2%
Variable-rate loans(1)	384,577	27.4%	6.2%	655,320	35.2%	6.1%
Non-performing loans(2)	203,604	14.6%	N/A	503,112	27.0%	N/A
Total carrying value	$1,399,309	100.0%		$1,863,085	100.0%
General reserve for loan losses	(29,200)			(33,100)
Total loans receivable and other lending investments, net	$1,370,109			$1,829,985

Explanatory Notes:
_______________________________________________________________________________

(1)	As of December 31, 2013 and 2012, includes $117.9 million and $286.3 million, respectively, of loans with a weighted average interest rate floor of 3.2% and 3.3%, respectively.

(2)
Performing and non-performing loans are presented net of asset-specific loan loss reserves of $31.0 million and $317.0 million, respectively, as of December 31, 2013, and $15.3 million and $476.1 million, respectively, as of December 31, 2012.

Summary of Maturities—As of December 31, 2013, the Company's loans receivable and other lending investments had the following maturities ($ in thousands)(1):

Year of Maturity	Number of Loans Maturing	Carrying Value	% of Total
2014	14	$429,523	30.6%
2015	9	111,539	8.0%
2016	5	323,208	23.1%
2017	5	63,784	4.6%
2018	5	14,459	1.0%
2019 and thereafter	8	253,192	18.1%
Total performing loans and other lending investments	46	$1,195,705	85.4%
Non-performing loans	9	203,604	14.6%
Total carrying value	55	$1,399,309	100.0%
General reserve for loan losses		(29,200)
Total loans receivable and other lending investments, net		$1,370,109

Explanatory Note:
_______________________________________________________________________________

(1)	Performing and non-performing loans are presented net of asset-specific loan loss reserves of $31.0 million and $317.0 million, respectively.
Net Lease
The net lease portfolio is primarily comprised of properties owned by the Company and leased to single creditworthy tenants where the properties are subject to long-term leases. The majority of the leases provide for expenses at the facility to be paid by the tenant on a triple net lease basis. The Company generally intends to hold its net lease assets for long-term investment. However, the Company may dispose of assets if it deems the disposition to be in the Company's best interests.
Under a typical net lease agreement, the tenant agrees to pay a base monthly operating lease payment and most or all of the facility operating expenses (including taxes, utilities, maintenance and insurance). The Company generally targets corporate customers with facilities that are critical to their ongoing businesses.
The Company's net lease portfolio included the following ($ in thousands):

	As of December 31,
	2013	2012
Real estate, at cost	$1,696,888	$1,626,810
Less: accumulated depreciation	(338,640)	(310,605)
Real estate, net	1,358,248	1,316,205
Real estate available and held for sale	—	—
Other investments	16,408	16,380
Total	$1,374,656	$1,332,585
Summary of Portfolio Characteristics—As of December 31, 2013, the Company owned 263 facilities, comprising 20.4 million square feet in 33 states. The Company's net lease assets were 94% leased with a weighted average remaining lease term of approximately 12 years. The annual average effective base rent per square foot, net of any tenant concessions, was $7.94 per square foot.
Portfolio Activity—During the year ended December 31, 2013, the Company purchased a net lease asset for $93.6 million and funded $33.8 million of capital expenditures on existing net lease assets, including $26.7 million of fundings on a $40.0 million build-to-suit that is subject to an 18 year lease. In addition, the Company sold assets with a net carrying value of $18.7 million and transferred title of assets with a carrying value of $8.7 million to a tenant during 2013. See Item 8 —"Financial Statements and Supplemental Data—Note 4" for further details on net lease asset activities.

Summary of Lease Expirations—As of December 31, 2013, lease expirations on the Company's net lease assets are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Square Feet of Leases Expiring (in thousands)	Annualized NLA In-Place Operating Lease Income(1)	% of NLA In-Place Operating Lease Income	% of Total Revenue(2)
2014	2	157	$2,969	1.9%	0.7%
2015	2	147	2,067	1.4%	0.5%
2016	4	478	5,966	3.9%	1.5%
2017	6	372	5,064	3.3%	1.3%
2018	5	281	3,743	2.4%	0.9%
2019	3	95	1,076	0.7%	0.3%
2020	4	368	3,993	2.6%	1.0%
2021	3	223	4,513	2.9%	1.1%
2022	2	535	9,071	5.9%	2.2%
2023	4	271	6,212	4.1%	1.5%
2024 and thereafter	19	16,378	108,524	70.9%	26.8%
Total	54	19,305	$153,198	100.0%
Weighted average remaining lease term	11.6 years

Explanatory Notes:
_______________________________________________________________________________

(1)	Reflects annualized GAAP operating lease income for NLA leases in-place.

(2)	Reflects the percentage of annualized GAAP operating lease income for NLA leases in-place as a percentage of annualized total revenue.
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
The Company's operating properties portfolio included the following ($ in thousands):

	Commercial		Residential
	As of December 31,		As of December 31,
	2013	2012	2013	2012
Real estate, at cost	$720,508	$704,481	$—	$—
Less: accumulated depreciation and amortization	(82,420)	(65,409)	—	—
Real estate, net	$638,088	$639,072	$—	$—
Real estate available and held for sale	7,300	80,504	221,028	374,083
Other investments	13,809	14,599	2,223	11,146
Total portfolio assets	$659,197	$734,175	$223,251	$385,229
Commercial Properties
Summary of Portfolio Characteristics—As of December 31, 2013, commercial properties within the operating properties portfolio included 28 facilities, comprising 5.5 million square feet in 10 states. Excluding hotel properties, the commercial properties were 61% leased with a weighted average remaining lease term of approximately 6.0 years. The Company had 4 commercial properties classified as held for sale as of December 31, 2013 and their operating results are presented in "Income from discontinued operations" on the Company's Consolidated Statements of Operations. As of December 31, 2013, stabilized commercial properties had a total carrying value of $134.7 million, or 18% of the portfolio, and generated an unleveraged weighted average effective yield of 9.3% on gross carrying value for the year ended December 31, 2013. Stabilized commercial properties, excluding hotel properties, were 86% leased as of December 31, 2013. Transitional commercial properties had a total carrying value of $606.9 million, or 82% of the portfolio, and generated an unleveraged weighted average effective yield of 3.1% on gross carrying value for the year ended December 31, 2013. Transitional commercial properties, excluding hotel properties, were 56% leased as of December 31, 2013.
Portfolio Activity—During the year ended December 31, 2013, the Company sold properties with a carrying value of $72.6 million, which resulted in a gain of $18.6 million. In addition, the Company funded $19.2 million of capital expenditures. During the year ended December 31, 2013 and 2012, the Company's hotel properties had revenues of $29.3 million and $32.6 million, respectively, and expenses of $28.9 million and $31.9 million, respectively.
As of December 31, 2013, lease expirations on commercial properties within the operating properties portfolio were as follows ($ in thousands)(1):

Year of Lease Expiration	Number of Leases Expiring	Square Feet of Leases Expiring (in thousands)	Annualized Operating Property In-Place Operating Lease Income(2)	% of In-Place Operating Property Operating Lease Income	% of Total Revenue(3)
2014	186	594	$9,175	15.0%	2.3%
2015	51	460	2,463	4.0%	0.6%
2016	51	140	3,217	5.3%	0.8%
2017	44	306	6,272	10.3%	1.6%
2018	60	515	7,246	11.9%	1.8%
2019	33	151	5,364	8.8%	1.3%
2020	21	112	4,214	6.9%	1.0%
2021	25	281	5,069	8.3%	1.3%
2022	17	225	4,800	7.9%	1.2%
2023	16	301	4,339	7.1%	1.1%
2024 and thereafter	45	288	8,913	14.5%	2.2%
Total	549	3,373	$61,072	100.0%
Weighted average remaining lease term	6.0 years

Explanatory Notes:
_______________________________________________________________________________

(1)	Excludes hotel properties included in the commercial operating properties portfolio.

(2)	Reflects annualized GAAP operating lease income for operating property leases in-place.

(3)	Reflects the percentage of annualized GAAP operating lease income for operating property leases in-place as a percentage of annualized total revenue.
Residential Properties
Summary of Portfolio Characteristics—As of December 31, 2013, residential properties within the operating properties portfolio included 12 residential projects, representing approximately 616 units located in major cities throughout the United States.
Portfolio Activity—During the year ended December 31, 2013, the Company sold 393 residential property units for net proceeds of $269.7 million, resulting in gains on sales of residential units of $82.6 million. During the same period, the Company funded $21.9 million of capital expenditures related to these projects, acquired title to $16.1 million of residential properties through resolution of non-performing loans and incurred $19.8 million of net carrying costs that were reflected in "Real estate expenses" on the Company's Consolidated Statements of Operations.
Land
The Company's land portfolio primarily consists of master planned community projects, urban infill land parcels and waterfront land parcels located throughout the United States. Master planned communities represent large-scale residential projects that the Company will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. The remainder of the Company’s land includes infill and waterfront parcels located in and around major cities that the Company will develop, sell to or partner with commercial real estate developers. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects.
The Company's land portfolio included the following ($ in thousands):

	As of December 31,
	2013	2012
Real estate, net	799,845	783,822
Real estate available and held for sale	132,189	181,278
Other investments	29,765	5,493
Total	$961,799	$970,593
Summary of Portfolio Characteristics—As of December 31, 2013, the Company's Land Segment included 27 properties, comprised of 11 master planned community projects, 10 infill land parcels and 6 waterfront land parcels located throughout the United States. The master planned communities are currently entitled for more than 25,000 lots and the waterfront and urban infill parcels are currently entitled for approximately 6,000 units.
Portfolio Activity—During the year ended December 31, 2013, the Company funded $36.3 million of capital expenditures in the portfolio and acquired title to $15.6 million of land assets through resolution of non-performing loans. The Company also sold assets with a carrying value of $51.7 million and transferred land assets of $34.7 million to newly formed unconsolidated entities during the year.
As of December 31, 2013, the Company had 5 land projects in production, 11 in development and 11 in the pre-development phase.
Policies with Respect to Other Activities
The Company's investment, financing and corporate governance policies (including conflicts of interests policies) are managed under the ultimate supervision of the Company's Board of Directors. The Company can amend, revise or eliminate these policies at any time without a vote of its shareholders. The Company currently intends to make investments in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") for the Company to qualify as a REIT.
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
Code of Conduct
The Company has adopted a Code of Conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees. The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company's website at www.istarfinancial.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2013, there were no waivers or changes since adoption of the current Code of Conduct in October 2002.
Employees
As of January 31, 2014, the Company had 175 employees and believes it has good relationships with its employees. The Company's employees are not represented by any collective bargaining agreements.
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
Our success is generally dependent upon economic conditions in the U.S. and, in particular, the geographic areas in which our investments are located. Substantially all businesses, including ours, were negatively affected by the previous economic recession and resulting illiquidity and volatility in the credit and commercial real estate markets. Although the commercial real estate and credit markets have improved, such markets remain volatile and it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or other trends on our financial results. Deterioration in economic trends could have a material adverse effect on our financial performance and our ability to meet our debt obligations.
We have suffered adverse consequences as a result of our credit ratings.
Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. Our unsecured corporate credit ratings from major national credit rating agencies are currently below investment grade. Having below investment grade credit ratings increases our borrowing costs and caused restrictive covenants in our public debt instruments to become operative. These restrictive covenants are described below in "Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition." These factors have adversely impacted our financial performance and will continue to do so unless our credit ratings improve.
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
Our Secured Credit Facilities contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the Secured Credit Facilities permit us to distribute 100% of our REIT taxable income on an annual basis and the February 2013 Secured Credit Facility permits us to distribute up to $200 million of real property assets, or interests therein. We may not pay common dividends if we cease to qualify as a REIT.
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
Sufficient liquidity is critical to the management of our balance sheet and our ability to meet our scheduled debt payments. We have relied on secured borrowings, proceeds from issuance of unsecured debt, repayments from our loan assets and proceeds from asset sales to fund our operations and meet our debt maturities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. While we had access to various sources of capital in 2013, our ability to access capital in the future will be subject to a number of factors, many of which are outside of our control, such as conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or, on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations, all of which would have a material adverse effect on our business and stock price.
We may utilize derivative instruments to hedge risk, which may adversely affect our borrowing cost and expose us to other risks.
The derivative instruments we may use are typically in the form of interest rate swaps, interest rate caps and foreign exchange contracts. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations or fixed-rate debt obligations to variable-rate debt obligations. Interest rate caps limit our exposure to rising interest rates. Foreign exchange contracts limit or offset our exposure to changes in currency rates in respect of certain investments denominated in foreign currencies.
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
Material estimates that are particularly susceptible to significant change underlie our determination of the reserve for loan losses, which is based primarily on the estimated fair value of loan collateral, as well as the valuation of real estate assets and deferred tax assets. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial performance and results of operations and actual results may differ materially from our estimates.
Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.
We maintain loan loss reserves to protect against potential losses. Our general loan loss reserve reflects management's then-current estimation of the probability and severity of losses within our portfolio. In addition, our determination of asset-specific loan loss reserves relies on material estimates regarding the fair value of loan collateral. Estimation of ultimate loan losses, provision expenses and loss reserves is a complex and subjective process. As such, there can be no assurance that management's judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. In particular, during the previous financial crisis, the weak economy and disruption of the credit markets adversely impacted the ability and willingness of many of our borrowers to service their debt and refinance our loans to them at maturity. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.

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
We have obtained title to a number of assets that previously served as collateral on defaulted loans. These assets are predominantly land and operating properties. These assets expose us to additional risks, including, without limitation:

•
We must incur costs to carry these assets and in some cases make repairs to defects in construction, make improvements to, or complete the assets, which requires additional liquidity and results in additional expenses that could exceed our original estimates and impact our operating results.

•	Real estate projects are not liquid and, to the extent we need to raise liquidity through asset sales, we may be limited in our ability to sell these assets in a short-time frame.

•
Uncertainty associated with rezoning, obtaining governmental permits and approvals, concerns of community associations, reliance on third party contractors, increasing commodity costs and threatened or pending litigation may materially delay our completion of rehabilitation and development activities and materially increase their cost to us.

•
The values of our real estate investments are subject to a number of factors outside of our control, including changes in the general economic climate, changes in interest rates and the availability of attractive financing, over-building or decreasing demand in the markets where we own assets, and changes in law and governmental regulations.

The residential market has experienced significant downturns that could recur and adversely affect us.
As of December 31, 2013, we owned land and residential operating properties with a net carrying value of $1.19 billion. In recent years, the housing market in the United States was affected by weakness in the economy, including high unemployment levels and weak consumer confidence. Although the economy has begun to strengthen, it is uncertain whether the recovery is sustainable. It is possible another downturn could occur again in the near future and adversely impact our portfolio.
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
Our portfolio consists primarily of real estate and commercial real estate loans which are generally diversified by asset type, obligor, property type and geographic location. However, as of December 31, 2013, approximately 22% of the carrying value of our assets related to land, 15% related to office properties, 14% related to industrial/R&D properties and 11% related to entertainment/leisure properties. All of these property types have been adversely affected by the previous economic recession. In addition, as of December 31, 2013, approximately 21% of the carrying value of our assets related to properties located in the northeastern U.S., 21% related to properties located in the western U.S., 16% related to properties located in the southeastern U.S., 13% related to properties located in the mid-Atlantic region of the U.S. and 13% related to properties located in the southwestern U.S. These regions include areas that were particularly hard hit by the prior downturn in the residential real estate markets. In addition, we have $118.8 million of European assets, which are subject to increased risks due to the economic uncertainty in the Eurozone. We may suffer additional losses on our assets due to these concentrations.
We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or tenant to make its payment could have an adverse effect on us. As of December 31, 2013, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 25% of our aggregate annualized interest and operating lease revenue, of which no single customer accounts for more than 8%.
Lease expirations, lease defaults and lease terminations may adversely affect our revenue.
Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating corporate tenants. In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions in order to obtain replacement tenants. Leases representing approximately 22.5% of our in-place operating lease income are scheduled to expire during the next five years.
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
We are subject to certain risks associated with investing in real estate, including potential liabilities under environmental laws and risks of loss from weather conditions, man-made or natural disasters, climate change and terrorism.
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
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2013, approximately 24% of the carrying value of our assets was located in the western and northwestern U.S., geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against.  Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is not extended or renewed upon its expiration in 2014, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, the market price of our Common Stock and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.
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
We are highly dependent on information systems, and systems failures or security breaches could significantly disrupt our business.
Our business is highly dependent on communications, information, financial and operational systems. Any failure or interruption of our systems, including as a result of a security breach could cause delays or other problems in our business activities, which could have a material adverse effect on our operations and financial performance.
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

If we were to fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our net taxable income and would be subject to U.S. federal income tax, including any applicable alternative minimum tax, or "AMT," on our net taxable income at regular corporate rates, as well as applicable state and local taxes. Unless entitled to relief under certain Code provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years following the year during which our REIT qualification was lost. In that case, we may need to borrow money or sell assets to pay taxes. As a result, cash available for distribution would be reduced for each of the years involved. Furthermore, it is possible that future economic, market, legal, tax or other considerations may cause our REIT qualification to be revoked.
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
Complying with the REIT requirements may cause us to forego and/or liquidate otherwise attractive investments.
In order to meet the income, asset and distribution tests under the REIT rules, we may be required to take or forego certain actions. For instance, we may not be able to make certain investments and we may have to liquidate other investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
Certain of our business activities may potentially be subject to the prohibited transaction tax, which could reduce the return on your investment.
For so long as we qualify as a REIT, our ability to dispose of certain properties may be restricted under the REIT rules, which generally impose a 100% penalty tax on any gain recognized on "prohibited transactions," which refers to the disposition of property that is deemed to be inventory or held primarily for sale to customers in the ordinary course of our business, subject to certain exceptions. Whether property is inventory or otherwise held primarily for sale depends on the particular facts and circumstances. The Internal Revenue Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with the safe harbor. The 100% tax does not apply to gains from the sale of foreclosure property or to property that is held through a taxable REIT subsidiary or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.
Certain of our activities, including our use of taxable REIT subsidiaries, are subject to taxes that could reduce our cash flows.
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local and non-U.S. taxes on our income and property, including taxes on any undistributed income, taxes on income from certain activities conducted as a result of foreclosures, and property and transfer taxes. We would be required to pay taxes on net taxable income that we fail to distribute to our shareholders. In addition, we may be required to limit certain activities that generate non-qualifying REIT income, such as land development and sales of condominiums, and/or we may be required to conduct such activities through "taxable REIT subsidiaries," and we hold a significant amount of assets in our "taxable REIT subsidiaries," including assets that we have acquired through foreclosure, assets that may be treated as dealer property and other assets that could adversely affect our ability to qualify as a REIT if held directly by us. As a result, we will be required to pay income taxes on the taxable income generated by these assets. There are also limitations on the ability of taxable REIT subsidiaries to make interest payments to affiliated REITs. Furthermore, we will be subject to a 100% penalty tax to the extent our economic arrangements with our tenants or our taxable REIT subsidiaries are not comparable to similar arrangements among unrelated parties. We will also be subject to a 100% tax to the extent we derive income from the sale of assets to customers in the ordinary course of business other than through our taxable REIT subsidiaries. To the extent we or our taxable REIT subsidiaries are required to pay U.S. federal, state, local or non-U.S. taxes, we will have less cash available for distribution to our shareholders.
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
No more than 25% of the value of a REIT's total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct activities through taxable REIT subsidiaries or expand the activities that we conduct through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries may not be subject to precise determination, and values are subject to change in the future. In addition, we hold certain mortgage and mezzanine loans to one or more of our taxable REIT subsidiaries that are secured by real property. We treat these loans as qualifying assets for purposes of the REIT assets tests to the extent that such mortgage loans are secured by real property and such mezzanine loans are secured by an interest in a limited liability company that holds real property, and pursuant to a private letter ruling we received from the IRS we do not treat such loans as subject to the limitation that securities from taxable REIT subsidiaries must constitute no more than 25% of our total assets. We are entitled to rely upon this private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. To the extent that any loan was recharacterized as equity, it would increase the amount of non-real estate securities that we have in our taxable REIT subsidiaries and could adversely affect our ability to meet the 25% limitation described above. If we were not able to exclude such loans to our taxable REIT subsidiaries from the 25% limitation described above, our ability to meet the REIT asset tests and other REIT requirements could be adversely affected. Accordingly, there can be no assurance that we have met or will be able to continue to comply with the taxable REIT subsidiary 25% limitation.
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
Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our Common Stock.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such shareholders. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Common Stock.

Legislative or regulatory tax changes related to REITs could materially and adversely affect our business.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number and web address are (212) 930-9400 and www.istarfinancial.com, respectively. The lease for the Company's principal executive and administrative offices expires in February 2021. The Company's principal regional offices are located in Atlanta, Georgia; Dallas, Texas; Hartford, Connecticut; San Francisco, California and two offices in the Los Angeles, California metropolitan area.
See Item 1—"Net Lease," "Operating Properties" and "Land" for a discussion of properties held by the Company for investment purposes and Item 8—"Financial Statements and Supplemental Data—Schedule III," for a detailed listing of such facilities.

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

PART II
Item 5.    Market for Registrant's Equity and Related Share Matters
Beginning December 19, 2013, the Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "STAR." Prior to that date, the Company's Common Stock previously traded under the symbol "SFI." The high and low sales prices per share of Common Stock are set forth below for the periods indicated.

	2013		2012
Quarter Ended	High	Low	High	Low
December 31	$14.65	$11.57	$9.09	$7.12
September 30	$12.25	$10.20	$8.82	$6.39
June 30	$12.55	$9.99	$7.52	$5.37
March 31	$11.00	$8.26	$7.89	$5.43
On February 21, 2014, the closing sale price of the Common Stock as reported by the NYSE was $15.69. The Company had 2,281 holders of record of Common Stock as of February 21, 2014.
At December 31, 2013, the Company had six series of preferred stock outstanding: 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.8% Series F Preferred Stock, 7.65% Series G Preferred Stock, 7.50% Series I Preferred Stock and 4.50% Series J Preferred Stock. Each of the Series D, E, F, G and I preferred stock is listed on the NYSE. The Series J Preferred Stock is not listed on an exchange.
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
The Company did not declare or pay dividends on its Common Stock for the years ended December 31, 2013 and 2012. The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million, and $9.4 million on its Series D, E, F, G, and I preferred stock, respectively, during each of the years ended December 31, 2013 and 2012. During the year ended December 31, 2013, the Company also declared and paid dividends of $6.7 million on its Series J preferred stock, which was issued in March 2013. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.
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
No assurance can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's taxable income after giving effect to its net operating loss carryforwards, financial condition, capital requirements, debt covenants, any change in the Company's intention to maintain its REIT qualification and such other factors as the Company's Board of Directors deems relevant. The Company may elect to satisfy some of its REIT distribution requirements, if any, through qualifying stock dividends.
Disclosure of Equity Compensation Plan Information

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)	3,146,302	N/A	3,984,373

Explanatory Note:
_______________________________________________________________________________

(1)
Restricted Stock—The amount shown in column (a) includes 2,779,168 unvested restricted stock units which may vest in the future based on the employees' continued service to the Company. None of these unvested units are included in the Company's outstanding share balance (see Item 8—"Financial Statements and Supplementary Data—Note 12" for a more detailed description of the Company's restricted stock grants). Substantially all of the restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amounts shown in column (a) also includes 367,134 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to the Company as directors. Common stock equivalents represent rights to receive shares of Common Stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock awards or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock and other performance awards (see Item 8—"Financial Statements and Supplementary Data—Note 12" for a more detailed description of the Company's Long-Term Incentive Plans).

Item 6.    Selected Financial Data
The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform to the 2013 presentation as set forth in Item 8—"Financial Statements and Supplementary Data—Note 2."

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data and ratios)
OPERATING DATA:
Operating lease income	$234,567	$216,291	$195,872	$183,443	$183,207
Interest income	108,015	133,410	226,871	364,094	557,809
Other income	48,208	47,838	39,722	51,069	32,343
Total revenue	$390,790	$397,539	$462,465	$598,606	$773,359
Interest expense	$266,225	$355,097	$342,186	$313,766	$411,790
Real estate expense	157,441	151,458	138,714	121,036	81,421
Depreciation and amortization	71,266	68,770	58,091	56,668	57,189
General and administrative	92,114	80,856	105,039	109,526	124,152
Provision for loan losses	5,489	81,740	46,412	331,487	1,255,357
Impairment of assets	12,589	13,778	13,239	12,809	114,117
Other expense	8,050	17,266	11,070	16,055	62,329
Total costs and expenses	$613,174	$768,965	$714,751	$961,347	$2,106,355
Income (loss) before earnings from equity method investments and other items	$(222,384)	$(371,426)	$(252,286)	$(362,741)	$(1,332,996)
Gain (loss) on early extinguishment of debt, net	(33,190)	(37,816)	101,466	108,923	547,349
Earnings from equity method investments	41,520	103,009	95,091	51,908	5,298
Loss on transfer of interest to unconsolidated subsidiary	$(7,373)	$—	$—	$—	$—
Income (loss) from continuing operations before income taxes	$(221,427)	$(306,233)	$(55,729)	$(201,910)	$(780,349)
Income tax (expense) benefit	659	(8,445)	4,719	(7,023)	(4,141)
Income (loss) from continuing operations	$(220,768)	$(314,678)	$(51,010)	$(208,933)	$(784,490)
Income (loss) from discontinued operations	644	(17,481)	(5,514)	18,757	2,217
Gain from discontinued operations	22,233	27,257	25,110	270,382	12,426
Income from sales of residential property	86,658	63,472	5,721	—	—
Net income (loss)	$(111,233)	$(241,430)	$(25,693)	$80,206	$(769,847)
Net (income) loss attributable to noncontrolling interests	(718)	1,500	3,629	(523)	1,071
Net income (loss) attributable to iStar Financial Inc.	$(111,951)	$(239,930)	$(22,064)	$79,683	$(768,776)
Preferred dividends	(49,020)	(42,320)	(42,320)	(42,320)	(42,320)
Net (income) loss allocable to HPU holders and Participating Security holders(1)	5,202	9,253	1,997	(1,084)	22,526
Net income (loss) allocable to common shareholders	$(155,769)	$(272,997)	$(62,387)	$36,279	$(788,570)
Per common share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(2.09)	$(3.37)	$(0.91)	$(2.62)	$(8.02)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(1.83)	$(3.26)	$(0.70)	$0.39	$(7.88)
Per HPU share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(396.07)	$(638.27)	$(173.66)	$(497.13)	$(1,528.67)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(346.80)	$(616.87)	$(133.13)	$72.27	$(1,501.73)
Dividends declared per common share	$—	$—	$—	$—	$—

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data and ratios)
SUPPLEMENTAL DATA:
Adjusted Income(3)	$(21,677)	$(53,847)	$(3,316)	$360,525	$155,324
Adjusted EBITDA(3)	$298,833	$349,754	$376,464	$767,663	$686,267
Ratio of Adjusted EBITDA to interest expense and preferred dividends(3)	0.9x	0.9x	1.0x	2.0x	1.3x
Ratio of earnings to fixed charges(4)	—	—	—	—	—
Ratio of earnings to fixed charges and preferred dividends(4)	—	—	—	—	—
Weighted average common shares outstanding—basic and diluted	84,990	83,742	88,688	93,244	100,071
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15	15
Cash flows from:
Operating activities	$(180,465)	$(191,932)	$(28,577)	$(45,883)	$77,795
Investing activities	$893,447	$1,267,047	$1,461,257	$3,738,823	$724,702
Financing activities	$(455,758)	$(1,175,597)	$(1,580,719)	$(3,412,707)	$(1,074,402)

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
BALANCE SHEET DATA:
Real estate, net	$2,796,181	$2,739,099	$2,893,482	$2,599,203	$3,302,584
Real estate available and held for sale	$360,517	$635,865	$677,458	$746,081	$856,422
Loans receivable and other lending investments, net	$1,370,109	$1,829,985	$2,860,762	$4,587,352	$7,661,562
Total assets	$5,642,011	$6,159,999	$7,523,083	$9,175,681	$12,811,885
Debt obligations, net	$4,158,125	$4,691,494	$5,837,540	$7,345,433	$10,894,903
Total equity	$1,301,465	$1,313,154	$1,573,604	$1,694,659	$1,656,118

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

(3)
Adjusted income and Adjusted EBITDA should be examined in conjunction with net income (loss) as shown in our Consolidated Statements of Operations. Adjusted income and Adjusted EBITDA should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor are Adjusted income and Adjusted EBITDA indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted income and Adjusted EBITDA are additional measures for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted income and Adjusted EBITDA may differ from the calculations of similarly-titled measures by other companies. See computation of Adjusted income and Adjusted EBITDA on pages 32 and 33.

(4)
This ratio of earnings to fixed charges is calculated in accordance with SEC Regulation S-K Item 503. The Company's unsecured debt securities have a fixed charge coverage covenant which is calculated differently in accordance with the terms of the agreements governing such securities. For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, earnings were not sufficient to cover fixed charges by $240,912, $305,450, $65,842, $221,634 and $749,144, respectively, and earnings were not sufficient to cover fixed charges and preferred dividends by $289,932, $347,770, $108,162, $263,954 and $791,464, respectively.

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
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2013. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2013 included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements from prior years in order to conform to our current year presentation (see Item 8—"Financial Statements and Supplemental Data —Note 2").
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
Our real estate finance portfolio is comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. Our portfolio also includes preferred equity investments and senior and subordinated loans to corporations, particularly those engaged in real estate or real estate related businesses, and may be either secured or unsecured. Our loan portfolio includes whole loans and loan participations.
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
Our land portfolio primarily consists of 11 master planned community projects, 10 urban infill land parcels and 6 waterfront land parcels located throughout the United States. Master planned communities represent large-scale residential projects that we will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. We currently have entitlements at these projects for more than 25,000 lots. The remainder of the Company’s land includes infill and waterfront parcels located in and around major cities that the Company will develop, sell to or partner with commercial real estate developers. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. These projects are currently entitled for approximately 6,000 residential units, and select projects include commercial, retail and office uses. As of December 31, 2013, we had 5 land projects in production, 11 in development and 11 in the pre-development phase.

Executive Overview

We have made significant progress over the past two years in strengthening our balance sheet and positioning the Company for the future. During this period, our credit ratings were upgraded and we executed several capital markets transactions across a broad spectrum of debt products that have satisfied all of our significant near term debt maturities and meaningfully extended our debt maturity profile. These transactions have included five unsecured note issuances at declining interest rates, a refinancing of our largest secured credit facility at a reduced interest rate and the issuance of convertible preferred stock. These transactions, along with fundamental improvements in the overall economy and real estate markets, have allowed us to reduce our overall cost of capital while maintaining lower leverage.
As conditions in the economy and financing markets have improved, we have been increasing our originations of new lending and net lease investments, repositioning or redeveloping our operating properties and progressing on the entitlement and development of our land assets. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. During the year, we resolved a number of non-performing loans including loans that were repaid, sold, returned to performing status and foreclosed on. Non-performing loans, net of specific reserves, declined 60% from $503.1 million at December 31, 2012 to $203.6 million at December 31, 2013.
During the year ended December 31, 2013, our performing loans, net lease assets and sales of our residential operating properties contributed positively to our earnings. However, the performance of nonperforming loans, transitional commercial operating properties and the sizable carrying costs associated with our land assets continued to negatively impact our earnings. In addition, we realized less earnings from equity method investments as a result of the sale of our investment in LNR Property Corporation ("LNR") during 2013. For the year ended December 31, 2013, we recorded a net loss allocable to common shareholders of $(155.8) million, compared to a loss of $(273.0) million during 2012. Adjusted income (loss) allocable to common shareholders for 2013 was $(21.7) million, compared to $(53.8) million for 2012.
With respect to liquidity, we originated and funded investments totaling $483.7 million and received $1.40 billion of proceeds from our portfolio during 2013. As of December 31, 2013, we had satisfied all of our significant near term debt maturities. We had $513.6 million of cash at that date, a portion of which we have since used to fund new investments, and we expect similarly to use the remainder to primarily fund investment activities.

Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

	For the Years Ended December 31,
	2013	2012	$ Change	% Change
	(in thousands)
Operating lease income	$234,567	$216,291	$18,276	8%
Interest income	108,015	133,410	(25,395)	(19)%
Other income	48,208	47,838	370	1%
Total revenue	$390,790	$397,539	$(6,749)	(2)%
Interest expense	$266,225	$355,097	$(88,872)	(25)%
Real estate expenses	157,441	151,458	5,983	4%
Depreciation and amortization	71,266	68,770	2,496	4%
General and administrative	92,114	80,856	11,258	14%
Provision for loan losses	5,489	81,740	(76,251)	(93)%
Impairment of assets	12,589	13,778	(1,189)	(9)%
Other expense	8,050	17,266	(9,216)	(53)%
Total costs and expenses	$613,174	$768,965	$(155,791)	(20)%
Loss on early extinguishment of debt, net	$(33,190)	$(37,816)	$4,626	(12)%
Earnings from equity method investments	41,520	103,009	(61,489)	(60)%
Loss on transfer of interest to unconsolidated subsidiary	(7,373)	—	(7,373)	100%
Income tax (expense) benefit	659	(8,445)	9,104	>100%
Income (loss) from discontinued operations	644	(17,481)	18,125	>100%
Gain from discontinued operations	22,233	27,257	(5,024)	(18)%
Income from sales of residential property	86,658	63,472	23,186	37%
Net income (loss)	$(111,233)	$(241,430)	$130,197	(54)%

Revenue—Operating lease income, which includes income from net lease assets and commercial operating properties, increased to $234.6 million during the year ended December 31, 2013 from $216.3 million for the same period in 2012.

Operating lease income from commercial operating properties increased to $86.4 million in 2013 from $65.7 million in 2012. For the year ended December 31, 2013, the commercial operating properties generated a weighted average effective yield of 4.7% compared to 2.9% during the same period in 2012 based on gross carrying value. We acquired title to additional commercial operating properties at the end of 2012, which contributed $15.0 million to the increase in operating lease income in 2013. The net impact of new leases and other leasing related activities within the portfolio contributed $7.9 million to the year over year increase. Lease terminations and other leasing related activities offset the increase by $1.9 million period over period. As of December 31, 2013, commercial operating properties, excluding hotels, were 61.1% leased compared to 58.1% leased as of December 31, 2012.
Operating lease income from net lease assets decreased to $147.3 million in 2013 from $149.1 million in 2012 primarily due to lease expirations which were partially offset by new leases since December 31, 2012. As of December 31, 2013, net lease assets were 94.4% leased compared to 94.8% leased as of December 31, 2012. For the year ended December 31, 2013, the net lease portfolio generated a weighted average effective yield of 7.2% compared to 7.5% during the same period in 2012 based on gross carrying value.
Interest income declined to $108.0 million in 2013 as compared to $133.4 million in 2012 primarily due to a decrease in the average balance of performing loans to $1.23 billion in 2013 from $1.67 billion in 2012. The decrease in performing loans was primarily due to loan repayments received during the period. Offsetting the decline were new investment originations that increased our weighted average effective yield and our interest income. For the year ended December 31, 2013, performing loans generated a weighted average effective yield of 7.6% as compared to 7.5% in 2012.
Other income increased to $48.2 million in 2013 as compared to $47.8 million in 2012. The increase was due to $4.0 million received for the settlement of a property-related lawsuit and $3.5 million recognized for the termination of certain leases. Other income includes revenue related to hotel properties included in the operating property portfolio, which decreased to $29.3 million in 2013 from $32.6 million in 2012 due to a reduction in ancillary revenue related to a hotel property and the conversion of some hotel rooms to condo units within one property. In addition, there was a decline of $3.9 million in loan related income due primarily to the sale of a loan in 2012.
Costs and expenses—Interest expense decreased $88.9 million to $266.2 million in 2013 as compared to $355.1 million in 2012 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.46 billion in 2013 from $5.49 billion in 2012. Due to an upgrade in our credit ratings in late 2012 and strong credit markets in 2013, we refinanced our largest senior secured credit facility to a lower interest rate in February 2013 and refinanced higher rate senior unsecured notes with lower rate senior unsecured notes during 2013. As a result, our weighted average effective cost of debt decreased to 5.9% during 2013 as compared to 6.5% during 2012.

Real estate expenses increased to $157.4 million in 2013 as compared to $151.5 million in 2012. Expenses for commercial operating properties increased to $81.1 million in 2013 from $73.7 million in 2012, primarily driven by a property to which we took title at the end of 2012, offset by a reduction in ancillary expenses related to a hotel property. Carrying costs and other expenses on our land assets increased to $33.8 million in 2013 from $27.3 million in 2012, primarily related to increased pre-development activities. The increases were offset by a decrease in costs associated with residential units to $19.8 million in 2013 from $26.6 million in 2012 due to continued unit sales, which reduced our homeowners' association fees and other related expenses. Additionally, operating expenses for net lease assets decreased to $22.7 million in 2013 from $23.9 million in 2012 due primarily to improvements in collectability of receivables in 2013.
Depreciation and amortization increased to $71.3 million in 2013 from $68.8 million in 2012 primarily due to the acquisition of additional operating properties in late 2012 and during 2013.
General and administrative expenses increased to $92.1 million in 2013 as compared to $80.9 million in 2012 primarily due to an increase in compensation related costs pertaining to annual performance based bonuses.
Provisions for loan losses declined by $76.3 million to $5.5 million in 2013 as compared to $81.7 million in 2012 as less specific reserves were required on a lower balance of non-performing loans. Included in the provision for the year ended December 31, 2013 were specific reserves totaling $72.5 million which were established on non-performing loans offset by recoveries of previously recorded loan loss reserves of $63.1 million.
Impairment of assets for the year ended December 31, 2013 resulted from changes in local market conditions and business strategy for certain assets and consisted of $14.4 million related to real estate properties. Of these amounts, $1.8 million of impairments related to real estate assets held for sale or sold and were therefore included in discontinued operations for the year ended December 31, 2013. For the year ended December 31, 2012, we recorded impairments of $27.7 million on operating properties and $7.7 million on net lease assets, which resulted from changes in local market conditions and business strategy for certain assets. Of these amounts, $22.6 million related to real estate assets held for sale or sold and therefore, were included in discontinued operations for the year ended December 31, 2012.

Other expense decreased to $8.1 million in 2013 as compared to $17.3 million in 2012 due primarily to $8.1 million of third party expenses incurred in 2012 in connection with the refinancing of our 2011 Secured Credit Facilities with our October 2012 Credit Facility (see Liquidity and Capital Resources below).
Loss on early extinguishment of debt, net—During 2013, we incurred losses on the early extinguishment of debt due to accelerated amortization of discounts and fees of $7.7 million relating to the refinancing of our October 2012 Secured Credit Facility in February 2013 and $13.2 million relating to accelerated amortization of discount and fees associated with repayments on our 2012 and 2013 Secured Credit Facilities. We also redeemed our 5.95% senior unsecured notes due October 2013 and our 5.70% senior unsecured notes due March 2014 prior to maturity and incurred $12.3 million of losses related to a prepayment penalty and the acceleration of amortization of discounts (see Liquidity and Capital Resources below).

During 2012, net losses on the early extinguishment of debt included a $14.9 million prepayment fee on the early redemption of our 8.625% Senior Unsecured Notes due in June 2013 as well as $12.1 million related to the accelerated amortization of discounts and fees in connection with the refinancing of our 2011 Secured Credit Facilities in October 2012 (see Liquidity and Capital Resources below). We also recorded $13.8 million of losses in 2012 related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our 2011 and 2012 Secured Credit Facilities. These losses were partially offset by gains on the repurchases of unsecured notes during 2012.

Earnings from equity method investments—Earnings from equity method investments decreased to $41.5 million in 2013 as compared to $103.0 million in 2012. For one of our real estate equity investments, our equity in earnings decreased to $4.3 million in 2013 from $25.2 million in 2012 due to lower income from sales of residential property units for a building that is approaching complete sell-out. Our equity in earnings from LNR decreased to $47.3 million in 2013 from $60.7 million in 2012 due to the sale of our interest in LNR in April 2013. Our equity in earnings in 2013 was offset by an other than temporary impairment of $30.9 million arising from the terms of the sale of the Company's investment in LNR. The Company and other owners of LNR entered into negotiations with potential purchasers of LNR beginning in September 2012. After an extensive due diligence and negotiation process, the LNR owners entered into a definitive contract to sell LNR in January 2013 at a fixed sale price which, from the Company's perspective, reflected in part the Company's then-current expectations about the future results of LNR and potential volatility in its business. The definitive sale contract provided that LNR would not make cash distributions to its owners during the fourth quarter of 2012 through the closing of the sale. Notwithstanding the fixed terms of the contract, our investment balance in LNR increased due to equity in earnings recorded which resulted in our recognition of other than temporary impairment on our investment during 2013.

Loss on transfer of interest to unconsolidated subsidiary—During 2013, we entered into a venture with a national homebuilder to jointly develop residential lots in the first phase of Spring Mountain Ranch, a 1,400-lot master planned community. We contributed the initial phase of land, which had a carrying value of $24.1 million, to the venture in exchange for a retained interest of $16.7 million, resulting in a $7.4 million loss.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries (“TRS's”). Income taxes decreased to a net benefit of $0.7 million in 2013 as compared to a net expense of $8.4 million in 2012 due primarily to a tax benefit generated by certain property level expenses as well as lower taxable income from LNR, which was sold in April 2013.

Discontinued operations—During 2013, we sold commercial operating properties with a total carrying value of $72.6 million which resulted in a gain of $18.6 million and net lease assets with a total carrying value of $18.7 million which resulted in a net gain of $2.2 million. During 2012, we sold net lease assets with a carrying value of $115.5 million and recorded gains of $27.3 million.

Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2013. For the years ended December 31, 2013 and 2012, income (loss) from discontinued operations includes impairment of assets of $1.8 million and $22.6 million, respectively.

Income from sales of residential property—During 2013 and 2012, we sold residential condominiums for total net proceeds of $269.7 million and $319.3 million, respectively, that resulted in income from sales of residential properties totaling $82.6 million and $63.5 million, respectively. During 2013, we also sold land for proceeds of $36.7 million that resulted in income of $4.0 million.

Results of Operations for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Operating lease income	$216,291	$195,872	$20,419	10%
Interest income	133,410	226,871	(93,461)	(41)%
Other income	47,838	39,722	8,116	20%
Total revenue	$397,539	$462,465	$(64,926)	(14)%
Interest expense	$355,097	$342,186	$12,911	4%
Real estate expenses	151,458	138,714	12,744	9%
Depreciation and amortization	68,770	58,091	10,679	18%
General and administrative	80,856	105,039	(24,183)	(23)%
Provision for loan losses	81,740	46,412	35,328	76%
Impairment of assets	13,778	13,239	539	4%
Other expense	17,266	11,070	6,196	56%
Total costs and expenses	$768,965	$714,751	$54,214	8%
Gain (loss) on early extinguishment of debt, net	$(37,816)	$101,466	$(139,282)	>100%
Earnings from equity method investments	103,009	95,091	7,918	8%
Income tax (expense) benefit	(8,445)	4,719	(13,164)	>100%
Income (loss) from discontinued operations	(17,481)	(5,514)	(11,967)	>100%
Gain from discontinued operations	27,257	25,110	2,147	9%
Income from sales of residential property	63,472	5,721	57,751	>100%
Net income (loss)	$(241,430)	$(25,693)	$(215,737)	>100%

Revenue—Operating lease income, which includes income from net lease assets and commercial operating properties, increased to $216.3 million during the year ended December 31, 2012 from $195.9 million for the same period in 2011.

Operating lease income from commercial operating properties increased to $65.7 million in 2012 from $51.2 million in 2011. We acquired title to additional commercial operating properties at the end of 2011 and during 2012, which contributed $20.6 million in operating lease income in 2012. The impact of certain lease terminations offset this increase by $6.3 million year over year. As of December 31, 2012, commercial operating properties, excluding hotels, were 58.1% leased compared to 41.0% leased as of December 31, 2011.
Operating lease income from net lease assets increased to $149.1 million in 2012 from $144.5 million in 2011 primarily due to new leasing activity. As of December 31, 2012, net lease assets were 94.8% leased compared to 94.4% leased as of December 31, 2011. For the year ended December 31, 2012, the net lease portfolio generated a weighted average effective yield of 7.5% compared to 7.3% during the same period in 2011 based on gross carrying value.

Interest income declined to $133.4 million in 2012 as compared to $226.9 million in 2011 primarily due to a decrease in the average balance of performing loans to $1.67 billion in 2012 from $2.58 billion in 2011. The decrease in performing loans was primarily due to loan repayments as well as performing loans moving to non-performing status. For the year ended December 31, 2012, performing loans generated a weighted average effective yield of 7.5% as compared to 7.2% in 2011.

Other income increased to $47.8 million in 2012 as compared to $39.7 million in 2011. Other income includes revenue related to hotel properties included in the operating property portfolio, which was $32.6 million in 2012 compared to $32.5 million in 2011. For the year ended December 31, 2012, other income also includes $8.6 million of loan income related to the prepayment and sales of loans as compared to $2.9 million for the year ended December 31, 2011.

Costs and expenses—Interest expense increased to $355.1 million in 2012 as compared to $342.2 million in 2011 primarily due to a higher weighted average cost of debt offset by a lower average outstanding balance. Our weighted average effective cost of debt increased to 6.49% for the year ended December 31, 2012 as compared to 5.34% during 2011 primarily due to the refinancing of existing debt in 2011 and the first half of 2012 at higher rates. The average outstanding balance of our debt declined to $5.49 billion for the year ended December 31, 2012 from $6.47 billion for the year ended December 31, 2011.

Real estate expenses increased to $151.5 million in 2012 as compared to $138.7 million in 2011 primarily driven by additional properties to which we took title in 2012 and late 2011 through resolution of non-performing loans. Expenses for operating properties were $100.2 million in 2012 as compared to $92.0 million in 2011, which includes carrying costs on our residential operating properties totaling $26.6 million in 2012 and $24.4 million in 2011. Operating expenses for net lease assets declined slightly to $23.9 million in 2012 from $25.1 million in 2011. Carrying costs and other expenses on our land assets increased to $27.3 million in 2012 from $21.6 million in 2011, primarily related to acquiring title to assets in resolution of non-performing loans as well as increased legal and consulting expenses.

Depreciation and amortization increased to $68.8 million in 2012 from $58.1 million in 2011 primarily due to the acquisition of additional operating properties in late 2011 and 2012.
General and administrative expenses decreased primarily due to lower stock-based compensation expense, lower payroll and employee related costs and decreased legal expenses. Stock-based compensation expense declined to $15.3 million in 2012 from $29.7 million in 2011, primarily resulting from the recognition of incremental expense in 2011 associated with the modification of certain restricted stock units. Payroll and employee related costs declined due to staffing reductions, while legal expenses declined due to the settlement of litigation in June 2012.

Provisions for loan losses totaled $81.7 million in 2012 and included higher specific reserves on non-performing loans, offset by a reduction in the general reserve primarily due to a reduction in the balance of performing loans outstanding during the current year.

Impairment of assets for the year ended December 31, 2012 resulted from changes in local market conditions and business strategy for certain assets and consisted of $27.7 million on operating properties and $7.7 million on net lease assets. Of these amounts, $22.6 million of impairments related to real estate assets held for sale or sold and were therefore included in discontinued operations for the year ended December 31, 2012. For the year ended December 31, 2011, we recorded impairments of $22.4 million related to operating properties which resulted from changing market conditions and changes in business strategy for certain assets. Of this amount, $9.1 million relates to real estate assets held for sale or sold and therefore, were included in discontinued operations for the year ended December 31, 2011.

Other expense for 2012 increased primarily due to $8.1 million of third party expenses incurred in connection with the refinancing of our 2011 Secured Credit Facilities with our October 2012 Credit Facility (see Liquidity and Capital Resources below).

Gain (loss) on early extinguishment of debt, net—During 2012, net losses on the early extinguishment of debt included a $14.9 million prepayment fee on the early redemption of our 8.625% Senior Unsecured Notes due in June 2013 as well as $12.1 million related to the accelerated amortization of discounts and fees in connection with the refinancing of our 2011 Secured Credit Facilities in October 2012 (see Liquidity and Capital Resources below). We also recorded $13.8 million of losses in 2012 related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our 2011 and 2012 Secured Credit Facilities. These losses were partially offset by gains on the repurchases of unsecured notes during 2012.

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

Earnings from equity method investments—Earnings from equity method investments increased to $103.0 million in 2012 as compared to $95.1 million in 2011, primarily due to $26.0 million of equity in earnings recognized from income from sales of residential property units recorded by one of our real estate equity investments. These increases were partially offset by the impact of the sale of Oak Hill Advisors, L.P. and related entities in October 2011, which contributed $38.4 million to earnings, including a pre-tax gain of $30.3 million during the year ended December 31, 2011.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries, and increased to an expense of $8.4 million in 2012 as compared to a benefit of $4.7 million in 2011. During the years ended December 31, 2012 and 2011, TRS-generated taxable income was partially offset by the utilization of net operating loss carryforwards, resulting in current tax expense. In addition, in 2011, we recognized a non-cash deferred tax benefit that resulted from the reversal of a deferred tax liability related to our Oak Hill investments that were sold in October of 2011, which resulted in a net benefit for the year then ended.

Discontinued operations—During 2012, we sold net lease assets with a carrying value of $115.5 million and recorded gains of $27.3 million. During the 2011, we realized a $22.2 million gain from discontinued operations previously deferred as part of the June 2010 sale of 32 net lease assets.

Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2012. For the years ended December 31, 2012 and 2011, income (loss) from discontinued operations includes impairment of assets of $22.6 million and $9.1 million, respectively.

Income from sales of residential property—During 2012 and 2011, we sold residential condominiums for total net proceeds of $319.3 million and $154.0 million, respectively, that resulted in income from sales of residential properties totaling $63.5 million and $5.7 million, respectively.

Adjusted income and Adjusted EBITDA

In addition to net income (loss), we use Adjusted income and Adjusted EBITDA to measure our operating performance. Adjusted income represents net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for loan losses, impairment of assets, loss on transfer of interest to unconsolidated subsidiary, stock-based compensation expense, and the non-cash portion of gain (loss) on early extinguishment of debt. Adjusted EBITDA represents net income (loss) plus the sum of interest expense, income taxes, depreciation and amortization, provision for loan losses, impairment of assets, stock-based compensation expense and loss on transfer of interest to unconsolidated subsidiary, adjusted for gain (loss) on early extinguishment of debt.

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

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(155,769)	$(272,997)	$(62,387)	$36,279	$(788,570)
Add: Depreciation and amortization(1)	72,439	70,786	63,928	70,786	98,238
Add: Provision for loan losses	5,489	81,740	46,412	331,487	1,255,357
Add: Impairment of assets(2)	14,353	36,354	22,386	22,381	141,018
Add: Loss on transfer of interest to unconsolidated subsidiary	7,373	—	—	—	—
Add: Stock-based compensation expense	19,261	15,293	29,702	19,355	23,593
Add: (Gain) loss on early extinguishment of debt, net(3)	19,655	22,405	(101,466)	(110,075)	(547,349)
Less: HPU/Participating Security allocation	(4,478)	(7,428)	(1,891)	(9,688)	(26,963)
Adjusted income (loss) allocable to common shareholders	$(21,677)	$(53,847)	$(3,316)	$360,525	$155,324
Explanatory Notes:
_______________________________________________________________________________

(1)
For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, depreciation and amortization includes $264, $2,016, $5,837, $14,117 and $42,099, respectively, of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, impairment of assets includes $1,764, $22,576, $9,147, $9,572 and $26,901, respectively, of impairment of assets reclassified to discontinued operations.

(3)	For the years ended December 31, 2013, 2012 and 2010, (gain) loss on early extinguishment of debt excludes the portion of losses paid in cash of $13,535, $15,411 and $1,152, respectively.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(111,233)	$(241,430)	$(25,693)	$80,206	$(769,847)
Add: Interest expense(1)	269,921	356,161	345,914	346,500	481,116
Less: Income tax expense (benefit)	(659)	8,445	(4,719)	7,023	4,141
Add: Depreciation and amortization(2)	74,673	70,786	63,928	70,786	98,238
EBITDA	$232,702	$193,962	$379,430	$504,515	$(186,352)
Add: Provision for loan losses	5,489	81,740	46,412	331,487	1,255,357
Add: Impairment of assets(3)	14,353	36,354	22,386	22,381	141,018
Add: Loss on transfer of interest to unconsolidated subsidiary	7,373	—	—	—	—
Add: Stock-based compensation expense	19,261	15,293	29,702	19,355	23,593
Add: (Gain) loss on early extinguishment of debt, net(4)	19,655	22,405	(101,466)	(110,075)	(547,349)
Adjusted EBITDA(5)	$298,833	$349,754	$376,464	$767,663	$686,267
Explanatory Notes:
_______________________________________________________________________________

(1)
For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, interest expense includes $0, $1,064, $3,728, $32,734 and $69,326, respectively, of interest expense reclassified to discontinued operations. Interest expense also includes our proportionate share of interest for equity method investments.

(2)
For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, depreciation and amortization includes $264, $2,016, $5,837, $14,117 and $42,099, respectively, of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments.

(3)
For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, impairment of assets includes $1,764, $22,576, $9,147, $9,572 and $26,901, respectively, of impairment of assets reclassified to discontinued operations.

(4)	For the years ended December 31, 2013, 2012 and 2010, (gain) loss on early extinguishment of debt excludes the portion of losses paid in cash of $13,535, $15,411 and $1,152, respectively.

(5)	Prior period presentation has been adjusted to conform to current year presentation.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of December 31,
	2013	2012
Non-performing loans
Carrying value(1)	$203,604	$503,112
As a percentage of total carrying value of loans	16.6%	27.5%
Reserve for loan losses
Impaired loan asset-specific reserves for loan losses	$348,004	$491,399
As a percentage of gross carrying value of impaired loans	46.3%	42.6%
Total reserve for loan losses	$377,204	$524,499
As a percentage of total loans before loan loss reserves	23.5%	22.3%

Explanatory Note:
_______________________________________________________________________________

(1)	As of December 31, 2013 and 2012, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $317.0 million and $476.1 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2013, we had non-performing loans with an aggregate carrying value of $203.6 million compared to non-performing loans of $503.1 million at December 31, 2012. Our non-performing loans significantly decreased during year ended December 31, 2013, primarily due to paydowns received on non-performing loans, reclassification of certain non-performing loans to performing status and receiving title to properties serving as collateral in full or partial satisfaction of such loans. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $377.2 million as of December 31, 2013, or 23.5% of the gross carrying value of total loans, compared to $524.5 million or 22.3% at December 31, 2012. The change in the balance of the reserve was the result of $5.5 million of net provisioning for loan losses, reduced by $152.8 million of charge-offs during the year ended December 31, 2013. During the year ended December 31, 2013, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $63.1 million as compared to $4.6 million for the year ended December 31, 2012. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. In addition, the process of estimating values and reserves for our European loan assets (which had a carrying value of $118.8 million as of December 31, 2013), is subject to additional risks related to the economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2013, asset-specific reserves decreased to $348.0 million compared to $491.4 million at December 31, 2012, primarily due to charge-offs on loans where we took title to properties serving as collateral in full or partial satisfaction of such loans or loans that were sold. The decrease was partially offset by additional reserves established on new non-performing loans.

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

The general reserve decreased to $29.2 million or 2.7% of the gross carrying value of performing loans as of December 31, 2013, compared to $33.1 million or 2.4% of the gross carrying value of performing loans at December 31, 2012. This reduction is primarily attributable to the reduction in the balance of performing loans offset by a slight increase in the weighted average risk ratings of performing loans to 3.11 as of December 31, 2013 compared to 3.01 as of December 31, 2012.

Risk concentrations—Concentrations of credit risks arise when a number of borrowers or tenants related to our investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions.
Substantially all of our real estate as well as assets collateralizing our loans receivable are located in the United States. As of December 31, 2013, the only state with a concentration greater than 10.0% was California with 15.1%. As of that date, we also had approximately 21.4% of the carrying value of our assets related to properties located in the northeastern U.S., 21.4% related to properties located in the western U.S., 15.8% related to properties located in the southeastern U.S., 13.4% related to properties located in the southwestern U.S. and 13.4% related to properties located in the mid-Atlantic region of the U.S. In addition, as of December 31, 2013, we had $118.8 million of European assets. As of December 31, 2013, our portfolio contains concentrations in the following asset types: land 21.6%, office 15.2%, industrial/R&D 13.5% and entertainment/leisure 10.7%. Additional information regarding property/collateral type and geographical region for each segment is in Item 1—"Business."
We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have an adverse effect on us. As of December 31, 2013, our five largest borrowers or tenants collectively accounted for approximately 25% of our aggregate annualized interest and operating lease revenue, of which no single customer accounts for more than 8%.

Liquidity and Capital Resources

During the year ended December 31, 2013, we funded investments totaling $483.7 million. Also during 2013, we received $1.40 billion of proceeds from our portfolios, comprised of $703.3 million from repayments and sales of loans, $376.5 million from sales of operating properties, $239.9 million from sales and distributions from other investments, and $83.6 million from sales of land and net lease assets. Included in the proceeds from other investments are net proceeds of $220.3 million from the sale of our interest in LNR. The transaction provided us with additional liquidity for new investment activities which should contribute positively to our earnings; however, those investments may not fully replace the earnings contributed by LNR (see Note 6 to the Consolidated Financial Statements). In addition, we raised $194.0 million in net proceeds from our Series J Preferred Stock issuance to provide liquidity for new investment originations and general corporate purposes. As of December 31, 2013, we had unrestricted cash of $513.6 million, a portion of which we have since used to fund new investments, and we expect similarly to use the remainder to primarily fund investment activities.
As of December 31, 2013, we had $21.7 million of debt maturities due before December 31, 2014. Over the next 12 months, we currently expect to fund in the range of $275 million to $350 million of capital expenditures within our portfolio. The majority of these amounts relate to our land portfolio and the amount spent will depend on the pace of our land development activities. Our capital sources to meet expected cash uses through the next 12 months will primarily include cash on hand, loan repayments from borrowers, proceeds from unencumbered asset sales and raising capital through debt refinancings or equity capital transactions. As of December 31, 2013, we had unencumbered assets with a carrying value of approximately $3.0 billion.
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
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of December 31, 2013 (see Note 8 of the Notes to the Consolidated Financial Statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$1,810,882	$—	$—	$1,810,882	$—	$—
Unsecured notes	2,006,890	—	1,032,168	974,722	—	—
Secured term loans	278,817	29,917	17,978	26,916	200,613	3,393
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	$4,196,589	$29,917	$1,050,146	$2,812,520	$200,613	$103,393
Interest Payable(1)	857,356	226,279	414,401	158,971	36,152	21,553
Operating Lease Obligations	37,403	5,797	10,695	9,202	9,523	2,186
Total(2)	$5,091,348	$261,993	$1,475,242	$2,980,693	$246,288	$127,132

Explanatory Notes:
_______________________________________________________________________________

(1)	All variable-rate debt assumes a 3-month LIBOR rate of 0.24% and 1-month LIBOR rate of 0.17%.

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
In connection with the February 2013 Secured Credit Facility transaction, we incurred $17.1 million of lender fees, of which $14.4 million was capitalized in "Debt Obligations, net" on our Consolidated Balance Sheets and $2.7 million was recorded as a loss in "Gain (loss) on early extinguishment of debt, net" on our Consolidated Statements of Operations as it related to the lenders who did not participate in the new facility. We also incurred $3.8 million in third party fees, of which $3.6 million was recognized in “Other expense” on our Consolidated Statements of Operations, as it related primarily to those lenders from the original facility that modified their debt under the new facility, and $0.2 million was recorded in “Deferred expenses and other assets, net” on our Consolidated Balance Sheets, as it related to the new lenders.
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
Through December 31, 2013, we have made cumulative amortization repayments of $327.6 million on the February 2013 Secured Credit Facility bringing the outstanding balance to $1.38 billion. Repayments of the February 2013 Secured Credit Facility prior to the scheduled maturity date have resulted in losses on early extinguishment of debt of $7.0 million for the year ended December 31, 2013 related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
October 2012 Secured Credit Facility—On October 15, 2012, we entered into the October 2012 Secured Credit Facility. Proceeds from the October 2012 Secured Credit Facility were used to refinance the remaining outstanding balances of our then existing 2011 Secured Credit Facilities.

During the year ended December 31, 2012, in connection with the October 2012 Secured Credit Facility transaction, we incurred $14.8 million in third party fees, of which $8.1 million was recognized in “Other expense” on our Consolidated Statements of Operations as it related to the portion of lenders from the original facility that modified their debt under the new facility. The remaining $6.6 million of fees were recorded in “Deferred expenses and other assets, net” on our Consolidated Balance Sheets, as they related to the portion of lenders that were new to the facility.
The October 2012 Secured Credit Facility was refinanced by the February 2013 Secured Credit Facility. Prior to refinancing, we made cumulative amortization repayments of $113.0 million on the October 2012 Secured Credit Facility, which resulted in losses on early extinguishment of debt of $0.8 million and $1.2 million during the year ended December 31, 2013 and 2012, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
At the time of the refinancing, we had $30.5 million of unamortized discounts and financing fees related to the October 2012 Secured Credit Facility. During the year ended December 31, 2013, in connection with the refinancing, we recorded a loss on early extinguishment of debt of $4.9 million, related primarily to the portion of lenders in the original facility that did not participate in the new facility. The remaining $25.6 million of unamortized fees and discounts will continue to be amortized into interest expense over the remaining term of the February 2013 Secured Credit Facility.
March 2012 Secured Credit Facilities—In March 2012, we entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "March 2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the March 2012 Secured Credit Facilities, together with cash on hand, were used to repurchase and repay at maturity $606.7 million aggregate principal amount of our convertible notes due October 2012, to fully repay the $244.0 million balance on our unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of our 5.50% senior unsecured notes.

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. The 2012 Tranche A-1 Facility required amortization payments of $41.0 million to be made every six months beginning December 31, 2012. After the 2012 Tranche A-1 Facility is repaid, proceeds from principal repayments and sales of collateral will be used to amortize the 2012 Tranche A-2 Facility. We may make optional prepayments on each tranche of term loans, subject to prepayment fees.

During the year ended December 31, 2013, we repaid the remaining outstanding balance of the 2012 Tranche A-1 Facility. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $4.4 million and $8.1 million during the years ended December 31, 2013 and 2012, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

Additionally, during the year ended December 31, 2013, we made cumulative amortization repayments of $38.5 million on the 2012 Tranche A-2 Facility prior to maturity have resulted in losses on early extinguishment of debt of $1.0 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid during the year.

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

The 2011 Secured Credit Facilities were refinanced by the October 2012 Secured Credit Facility. Prior to refinancing, we made cumulative amortization repayments of $1.07 billion on the 2011 Secured Credit Facilities, which resulted in losses on early extinguishment of debt of $4.5 million and $12.0 million for the years ended December 31, 2012 and 2011, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

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

Secured Term Loans—In October 2012, a consolidated subsidiary of the Company entered into a $28.0 million secured term loan maturing in November 2019, bearing interest at a rate of LIBOR + 2.00%. Simultaneously with the financing, we entered into an interest rate swap to exchange our variable rate on the loan for a fixed interest rate (see Note 10).

In September 2012, we refinanced two secured term loans with an aggregate outstanding principal balance of $53.3 million, bearing interest at rates of 5.3% and 8.2% and maturing in January 2013 with a new $54.5 million secured term loan. The new loan bears interest at 4.851%, matures in October 2022 and is collateralized by the same net lease asset as the original term loan. In connection with the refinancing, we incurred $0.5 million of losses related to a prepayment penalty, which was recorded in "Gain (loss) on early extinguishment of debt, net" on our Consolidated Statements of Operations for the year ended December 31, 2012.

In addition, during the year ended December 31, 2012, in conjunction with the sale of a portfolio of 12 net lease assets, we repaid the $50.8 million outstanding balances of our LIBOR + 4.50% secured term loans due in 2014 and terminated the related interest rate swaps associated with the loans (see Note 10).

Unsecured Credit Facility—During the year ended December 31, 2012, we repaid the $243.7 million remaining principal balance of our LIBOR + 0.85% unsecured credit facility due June 2012. In connection with the repayment, we recorded a loss on early extinguishment of debt of $0.2 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

Secured Notes—In January 2011, we redeemed the $312.3 million remaining principal balance of our 10% 2014 secured exchange notes and recorded a gain on early extinguishment of debt of $109.0 million primarily related to the recognition of deferred gain premiums that resulted from a previous debt exchange.

Unsecured Notes—In November 2013, we issued $200.0 million aggregate principal of 1.50% convertible senior unsecured notes due November 2016. Proceeds from the transaction, together with cash on hand, were used to fully repay the remaining $200.6 million of outstanding 5.70% senior unsecured notes due March 2014. In connection with the repayment of the 5.70% senior unsecured notes, we incurred $2.8 million of losses related to a prepayment penalty and the accelerated amortization of discounts, which was recorded in "Gain (loss) on early extinguishment of debt, net" on our Consolidated Statements of Operations for the year ended December 31, 2013.

In May 2013, we issued $265.0 million aggregate principal of 3.875% senior unsecured notes due July 2016 and issued $300.0 million aggregate principal of 4.875% senior unsecured notes due July 2018. Net proceeds from these transactions, together with cash on hand, were used to fully repay the remaining $96.8 million of outstanding 8.625% senior unsecured notes due June 2013 and the remaining $448.5 million of outstanding 5.95% senior unsecured notes due in October 2013. In connection with the repayment of the 5.95% senior unsecured notes, we incurred $9.5 million of losses related to a prepayment penalty and the accelerated amortization of discounts, which was recorded in "Gain (loss) on early extinguishment of debt, net" on our Consolidated Statements of Operations for the year ended December 31, 2013.

In November 2012, we issued $300.0 million aggregate principal of 7.125% senior unsecured notes due February 2018 and issued $200.0 million aggregate principal of 3.00% convertible senior unsecured notes due November 2016. Proceeds from these transactions were used to fully repay $67.1 million of the 6.5% senior unsecured notes due December 2013 and partially repay $404.9 million of the 8.625% senior unsecured notes due June 2013. In connection with these repurchases, we paid a $14.9 million prepayment penalty which was reflected in "Gain (loss) on early extinguishment of debt, net" on our Consolidated Statements of Operations for the year ended December 31, 2012.

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

Encumbered/Unencumbered Assets—As of December 31, 2013, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of December 31,
	2013		2012
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,644,463	$1,151,718	$1,640,005	$1,099,094
Real estate available and held for sale	152,604	207,913	263,842	372,023
Loans receivable, net(1)	860,557	538,752	1,197,403	665,682
Other investments	24,093	183,116	43,545	355,298
Cash and other assets	—	907,995	—	556,207
Total	$2,681,717	$2,989,494	$3,144,795	$3,048,304

Explanatory Note:
_______________________________________________________________________________

(1)	As of December 31, 2013 and 2012, the amounts presented exclude general reserves for loan losses of $29.2 million and $33.1 million, respectively.

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
Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies (see Note 10 of the Notes to the Consolidated Financial Statements). In 2013, we entered into a $500 million notional interest rate cap agreement to reduce exposure to expected increases in future interest rates and the resulting payments associated with variable interest rate debt. The agreement is effective in July 2014, matures in July 2017 and caps our LIBOR interest rates at 1.00% for the notional amount.

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in various unconsolidated ventures. See Item 8—"Financial Statements and Supplemental Data—Note 6" for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments and any unfunded commitments (see below).

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2013, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$19,436	$53,164	$—	$72,600
Discretionary Fundings	—	—	—	—
Strategic Investments	—	—	46,591	46,591
Total	$19,436	$53,164	$46,591	$119,191

Transactions with Related Parties—We previously held an equity interest of approximately 24% in LNR and two of our executive officers formerly served on LNR's board of managers. In April 2013, we sold our interest in LNR for net proceeds of $220.3 million.
Stock Repurchase Programs—Our Board of Directors has approved a stock repurchase program that authorizes repurchases of our Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

During the year ended December 31, 2013, we repurchased 1.7 million shares of our outstanding Common Stock for approximately $21.0 million, at an average cost of $12.35 per share. During the year ended December 31, 2012, we repurchased 0.8 million shares of our outstanding Common Stock for approximately $4.6 million, at an average cost of $5.69 per share. As of December 31, 2013, we had remaining authorization to repurchase up to $29.0 million of Common Stock out of the $50.0 million authorized by our Board in 2013.
Subsequent Events—In February 2014, we partnered with a sovereign wealth fund to form a venture in which the partners plan to contribute up to an aggregate $500 million of equity to acquire and develop up to $1.25 billion of net lease assets over time. We own approximately 52% of the venture and will be responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. The venture’s first investment was acquired by us for $93.6 million during 2013 and was subsequently sold to the venture.

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
During 2013, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:
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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when we grant a concession to a debtor that is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.
The provisions for loan losses for the years ended December 31, 2013, 2012 and 2011 were $5.5 million, $81.7 million and$46.4 million, respectively. The total reserve for loan losses at December 31, 2013 and 2012, included asset specific reserves of $348.0 million and $491.4 million, respectively, and general reserves of $29.2 million and $33.1 million, respectively.
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
During the years ended December 31, 2013, 2012 and 2011 we received title to properties in satisfaction of senior mortgage loans with fair values of $31.1 million, $267.5 million and $502.5 million, respectively, for which those properties had served as collateral.
Impairment or disposal of long-lived assets—Real estate assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Real estate held for sale" on our Consolidated Balance Sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge and included in "Income (loss) from discontinued operations" on the Consolidated Statements of Operations. Once the asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results are reclassified to "Income (loss) from discontinued operations" on the Consolidated Statements of Operations.
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
During the years ended December 31, 2013, 2012 and 2011, we recorded impairment charges on real estate assets of $14.4 million, $35.4 million and $22.4 million, respectively, due to changes in local market conditions and business strategy. Of these amounts, $1.8 million, $22.6 million and $9.1 million, respectively, were included in "Income (loss) from discontinued operations."
Identified intangible assets and liabilities—We record intangible assets and liabilities acquired at their estimated fair values separate and apart from goodwill. We determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2013, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities based on the period over which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of assets" on our Consolidated Statements of Operations.
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

While certain entities with net operating losses ("NOLs") may generate profits in the future, which may allow us to utilize the NOLs, we continue to record a full valuation allowance on the net deferred tax asset due to the history of losses and the uncertainty of the entities' ability to generate such profits. We recorded a full valuation allowance of $56.0 million and $40.8 million as of December 31, 2013 and 2012, respectively.
Variable interest entities—We evaluate our investments and other contractual arrangements to determine if our interests constitute variable interests in a variable interest entity ("VIE") and if we are the primary beneficiary. There is a significant amount of judgment required to determine if an entity is considered a VIE and if we are the primary beneficiary. We first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, which interests create or absorb variability, the contractual terms, the key decision making powers, impact on the VIE's economic performance and related party relationships. An iterative quantitative analysis is required if our qualitative analysis proves inconclusive as to whether the entity is a VIE or we are the primary beneficiary and consolidation is required.
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
In the event of a significant rising interest rate environment or economic downturn, defaults could increase and cause us to incur additional credit losses which would adversely affect our liquidity and operating results. Such delinquencies or defaults would likely have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities. In addition, an increase in interest rates could, among other things, reduce the value of our fixed-rate interest-bearing assets and our ability to realize gains from the sale of such assets.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. We monitor the spreads between our interest-earning assets and interest-bearing liabilities and may implement hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate swaps, interest rate caps and other interest rate-related derivative contracts. Such strategies are designed to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. We do not enter into derivative contracts for speculative purposes or as a hedge against changes in our credit risk or the credit risk of our borrowers.
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
The following table quantifies the potential changes in net income should interest rates increase by 50 or 100 basis points and decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.17% as of December 31, 2013. Actual results could differ significantly from those estimated in the table.
Estimated Percentage Change In Net Income

Change in Interest Rates	Net Income(1)
-10 Basis Points	(0.59)%
Base Interest Rate	—
+50 Basis Points	2.93%
+100 Basis Points	3.86%

Explanatory Note:
_______________________________________________________________________________

(1)
We have an overall net variable-rate debt exposure. However, this is negated by interest rate floors that cause the debt to act as fixed rate until such time as market interest rates move above the floor minimums. As such, we are effectively in a net variable-rate asset exposure, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. A 10 basis point decrease in interest rates would decrease net income by $0.7 million. A 50 and 100 basis increase in interest rates would increase net income by $3.3 million and $4.3 million, respectively. As of December 31, 2013, $117.9 million of our floating rate loans have a cumulative weighted average interest rate floor of 3.24% and $1.81 billion of our floating rate debt has a cumulative weighted average interest rate floor of 1.06%.

Item 8.    Financial Statements and Supplemental Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Financial Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (collectively, the ‘‘Company’’) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2014

iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Real estate
Real estate, at cost	$3,220,634	$3,117,405
Less: accumulated depreciation	(424,453)	(378,306)
Real estate, net	$2,796,181	$2,739,099
Real estate available and held for sale	360,517	635,865
	$3,156,698	$3,374,964
Loans receivable and other lending investments, net	1,370,109	1,829,985
Other investments	207,209	398,843
Cash and cash equivalents	513,568	256,344
Restricted cash	48,769	36,778
Accrued interest and operating lease income receivable, net	14,941	15,226
Deferred operating lease income receivable	92,737	84,735
Deferred expenses and other assets, net	237,980	163,124
Total assets	$5,642,011	$6,159,999
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$170,831	$141,670
Debt obligations, net	4,158,125	4,691,494
Total liabilities	$4,328,956	$4,833,164
Commitments and contingencies	—	—
Redeemable noncontrolling interests	11,590	13,681
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G, and I, liquidation preference $25.00 per share (see Note 11)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (see Note 11)	4	—
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 144,334 issued and 83,717 outstanding at December 31, 2013 and 142,699 issued and 83,782 outstanding at December 31, 2012	144	143
Additional paid-in capital	4,022,138	3,832,780
Retained earnings (deficit)	(2,521,618)	(2,360,647)
Accumulated other comprehensive income (loss) (see Note 11)	(4,276)	(1,185)
Treasury stock, at cost, $0.001 par value, 60,617 shares at December 31, 2013 and 58,917 shares at December 31, 2012	(262,954)	(241,969)
Total iStar Financial Inc. shareholders' equity	$1,243,260	$1,238,944
Noncontrolling interests	58,205	74,210
Total equity	$1,301,465	$1,313,154
Total liabilities and equity	$5,642,011	$6,159,999
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Operating lease income	$234,567	$216,291	$195,872
Interest income	108,015	133,410	226,871
Other income	48,208	47,838	39,722
Total revenues	$390,790	$397,539	$462,465
Costs and expenses:
Interest expense	$266,225	$355,097	$342,186
Real estate expense	157,441	151,458	138,714
Depreciation and amortization	71,266	68,770	58,091
General and administrative	92,114	80,856	105,039
Provision for loan losses	5,489	81,740	46,412
Impairment of assets	12,589	13,778	13,239
Other expense	8,050	17,266	11,070
Total costs and expenses	$613,174	$768,965	$714,751
Income (loss) before earnings from equity method investments and other items	$(222,384)	$(371,426)	$(252,286)
Gain (loss) on early extinguishment of debt, net	(33,190)	(37,816)	101,466
Earnings from equity method investments	41,520	103,009	95,091
Loss on transfer of interest to unconsolidated subsidiary	(7,373)	—	—
Income (loss) from continuing operations before income taxes	$(221,427)	$(306,233)	$(55,729)
Income tax (expense) benefit	659	(8,445)	4,719
Income (loss) from continuing operations(1)	$(220,768)	$(314,678)	$(51,010)
Income (loss) from discontinued operations	644	(17,481)	(5,514)
Gain from discontinued operations	22,233	27,257	25,110
Income from sales of residential property	86,658	63,472	5,721
Net income (loss)	$(111,233)	$(241,430)	$(25,693)
Net (income) loss attributable to noncontrolling interests	(718)	1,500	3,629
Net income (loss) attributable to iStar Financial Inc.	$(111,951)	$(239,930)	$(22,064)
Preferred dividends	(49,020)	(42,320)	(42,320)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	5,202	9,253	1,997
Net income (loss) allocable to common shareholders	$(155,769)	$(272,997)	$(62,387)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(2.09)	$(3.37)	$(0.91)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(1.83)	$(3.26)	$(0.70)
Weighted average number of common shares—basic and diluted	84,990	83,742	88,688
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(396.07)	$(638.27)	$(173.66)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(346.80)	$(616.87)	$(133.13)
Weighted average number of HPU shares—basic and diluted	15	15	15
Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the years ended December 31, 2013, 2012 and 2011 was $(221.5) million, $(313.2) million and $(47.4) million, respectively. See Note 13 for details on the calculation of earnings per share.

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
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(111,233)	$(241,430)	$(25,693)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	(859)	—	—
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	310	(44)	(180)
Reclassification of (gains)/losses on cumulative translation adjustment into earnings upon realization(3)	(1,310)	—	—
Unrealized gains/(losses) on available-for-sale securities	(302)	278	391
Unrealized gains/(losses) on cash flow hedges	(255)	(1,335)	(1,191)
Unrealized gains/(losses) on cumulative translation adjustment	(675)	244	(957)
Other comprehensive income (loss)	$(3,091)	$(857)	$(1,937)
Comprehensive income (loss)	$(114,324)	$(242,287)	$(27,630)
Net (income) loss attributable to noncontrolling interests	(718)	1,500	3,629
Comprehensive income (loss) attributable to iStar Financial Inc.	$(115,042)	$(240,787)	$(24,001)
Explanatory Notes:
_______________________________________________________________________________

(1)	For the year ended December 31, 2013, $266 and $593 are included in "Other income" and "Earnings from equity method investments," respectively, on the Company's Consolidated Statements of Operations.

(2)	Included in "Interest expense" on the Company's Consolidated Statements of Operations.

(3)	Included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$22	$—	$9,800	$138	$3,809,071	$(2,014,013)	$1,609	$(158,492)	$46,524	$1,694,659
Dividends declared—preferred	—	—	—	—	—	(42,320)	—	—	—	(42,320)
Issuance of stock/restricted stock amortization, net	—	—	—	2	25,389	—	—	—	—	25,391
Net loss for the period(2)	—	—	—	—	—	(22,064)	—	—	(3,603)	(25,667)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,937)	—	—	(1,937)
Repurchase of stock	—	—	—	—	—	—	—	(78,849)	—	(78,849)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	3,917	3,917
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,590)	(1,590)
Balance at December 31, 2011	$22	$—	$9,800	$140	$3,834,460	$(2,078,397)	$(328)	$(237,341)	$45,248	$1,573,604
Dividends declared—preferred	—	—	—	—	—	(42,320)	—	—	—	(42,320)
Repurchase of stock	—	—	—	—	—	—	—	(4,628)	—	(4,628)
Issuance of stock/restricted stock unit amortization, net	—	—	—	3	2,705	—	—	—	—	2,708
Net loss for the period(2)	—	—	—	—	—	(239,930)	—	—	(688)	(240,618)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(857)	—	—	(857)
Repurchase of convertible notes	—	—	—	—	(2,728)	—	—	—	—	(2,728)
Additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(1,657)	—	—	—	—	(1,657)
Contributions from noncontrolling interests(3)	—	—	—	—	—	—	—	—	32,654	32,654
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,004)	(3,004)
Balance at December 31, 2012	$22	$—	$9,800	$143	$3,832,780	$(2,360,647)	$(1,185)	$(241,969)	$74,210	$1,313,154

iStar Financial Inc.
Consolidated Statements of Changes in Equity (Continued)
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$22	$—	$9,800	$143	$3,832,780	$(2,360,647)	$(1,185)	$(241,969)	$74,210	$1,313,154
Issuance of Preferred Stock	—	4	—	—	193,506	—	—	—	—	193,510
Dividends declared—preferred	—	—	—	—	—	(49,020)	—	—	—	(49,020)
Repurchase of stock	—	—	—	—	—	—	—	(20,985)	—	(20,985)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1	(1,376)	—	—	—	—	(1,375)
Net loss for the period(2)	—	—	—	—	—	(111,951)	—	—	3,837	(108,114)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(3,091)	—	—	(3,091)
Additional paid in capital attributable to redeemable noncontrolling interest(5)	—	—	—	—	(2,772)	—	—	—	—	(2,772)
Contributions from noncontrolling interests(4)	—	—	—	—	—	—	—	—	10,264	10,264
Distributions to noncontrolling interests(5)	—	—	—	—	—	—	—	—	(30,106)	(30,106)
Balance at December 31, 2013	$22	$4	$9,800	$144	$4,022,138	$(2,521,618)	$(4,276)	$(262,954)	$58,205	$1,301,465

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the years ended December 31, 2013, 2012 and 2011, net loss shown above excludes $(3,119), $(812) and $(26), respectively, of net loss attributable to redeemable noncontrolling interests.

(3)	Includes $27.3 million of land assets contributed by a noncontrolling partner (see Note 4).

(4)	Includes $9.4 million of operating property assets contributed by a noncontrolling partner (see Note 4).

(5)	Includes an $8.8 million payment to redeem a noncontrolling member's interest.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(111,233)	$(241,430)	$(25,693)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	5,489	81,740	46,412
Impairment of assets	14,507	38,077	22,386
Loss on transfer of interest to unconsolidated subsidiary	7,373	—	—
Depreciation and amortization	71,530	70,786	63,928
Payments for withholding taxes upon vesting of stock-based compensation	(14,098)	(12,589)	(6,273)
Non-cash expense for stock-based compensation	19,261	15,293	29,702
Amortization of discounts/premiums and deferred financing costs on debt	20,915	31,981	32,345
Amortization of discounts/premiums and deferred interest on loans	(36,787)	(47,279)	(62,194)
Earnings from equity method investments	(41,520)	(103,009)	(95,091)
Distributions from operations of equity method investments	17,252	105,586	85,766
Deferred operating lease income	(12,077)	(11,812)	(9,390)
Deferred income taxes	—	—	(13,729)
Income from sales of residential property	(86,658)	(63,472)	(5,721)
Gain from discontinued operations	(22,233)	(27,257)	(25,110)
(Gain) loss on early extinguishment of debt, net	19,655	22,405	(97,742)
Repayments and repurchases of debt—debt discount and prepayment penalty	(24,001)	(74,712)	(5,748)
Other operating activities, net	6,917	9,427	6,492
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	2,310	1,337	4,793
Changes in deferred expenses and other assets, net	(23,012)	1,271	20,580
Changes in accounts payable, accrued expenses and other liabilities	5,945	11,725	5,710
Cash flows from operating activities	$(180,465)	$(191,932)	$(28,577)
Cash flows from investing activities:
Investment originations and fundings	$(257,600)	$(47,603)	$(120,333)
Acquisitions of and capital expenditures on real estate assets	(211,767)	(92,820)	(64,169)
Repayments of and principal collections on loans	613,615	728,657	1,208,403
Net proceeds from sales of loans	81,614	56,998	95,859
Net proceeds from sales of real estate	437,817	562,705	215,930
Net proceeds from sale of other investments	220,281	—	—
Distributions from other investments	36,918	78,238	188,467
Contributions to other investments	(12,784)	(10,640)	(41,820)
Changes in restricted cash held in connection with investing activities	(19,388)	(5,127)	(20,042)
Other investing activities, net	4,741	(3,361)	(1,038)
Cash flows from investing activities	$893,447	$1,267,047	$1,461,257
Cash flows from financing activities:
Borrowings from debt obligations	1,444,565	3,498,794	3,037,825
Repayments of debt obligations	(1,984,102)	(4,608,133)	(4,464,254)
Payments for deferred financing costs	(17,539)	(21,662)	(35,545)
Preferred dividends paid	(49,020)	(42,320)	(42,320)
Proceeds from issuance of preferred stock	193,510	—	—
Purchase of treasury stock	(20,985)	(4,628)	(78,849)
Other financing activities, net	(22,187)	2,352	2,424
Cash flows from financing activities	$(455,758)	$(1,175,597)	$(1,580,719)
Changes in cash and cash equivalents	$257,224	$(100,482)	$(148,039)
Cash and cash equivalents at beginning of period	256,344	356,826	504,865
Cash and cash equivalents at end of period	$513,568	$256,344	$356,826

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$237,457	$329,546	$322,601

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

Organization—The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions.

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

Consolidated VIEs—As of December 31, 2013, the Company consolidated five VIEs for which the Company is considered the primary beneficiary. At December 31, 2013, the total assets of these consolidated VIEs were $216.1 million and total liabilities were $33.9 million. The classifications of these assets are primarily within "real estate, net," "loans receivable and other lending investments, net" and "other investments" on the Company's Consolidated Balance Sheets. The classifications of liabilities are primarily within "debt obligations, net," and "accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company's total unfunded commitments related to consolidated VIEs was $38.8 million as of December 31, 2013.

Unconsolidated VIEs—As of December 31, 2013, 28 of the Company's other investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of December 31, 2013, the Company's maximum exposure to loss from these investments does not exceed the sum of the $179.2 million carrying value of the investments, which are classified in "other investments" on the Company's Consolidated Balance Sheets, and $29.6 million of related unfunded commitments.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies

Real estate—Real estate assets are recorded at cost less accumulated depreciation and amortization, as follows:
Capitalization and depreciation— Certain improvements and replacements are capitalized when they extend the useful life of the asset. Qualified development and construction costs, including interest and certain other carrying costs incurred during the construction and/or renovation periods are also capitalized and charged to operations through depreciation over the asset's estimated useful life. The Company ceases capitalization on the portions substantially completed and capitalizes only those costs associated with the portions under development. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over the estimated useful life, which is generally 40 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.
Purchase price allocation—Upon acquisition of real estate, the Company determines whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values. For business combinations, the Company recognizes and measures goodwill or gain from a bargain purchase, if applicable, and expenses acquisition-related costs in the periods in which the costs are incurred and the services are received. For acquisitions of assets, acquisition-related costs are capitalized and recorded in "Real estate, net" on the Company's Consolidated Balance Sheets.
The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of above-market leases, in-place leases and the value of customer relationships, which are each recorded at their estimated fair values and included in “Deferred expenses and other assets, net” on the Company's Consolidated Balance Sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values and included in “Accounts payable, accrued expenses and other liabilities” on the Company's Consolidated Balance Sheets. In-place leases and customer relationships are amortized over the remaining non-cancelable term and the amortization expense is included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations. The capitalized above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company also engages in sale/leaseback transactions and typically executes leases with the occupant simultaneously with the purchase of the net lease asset.
Impairments—The Company periodically reviews long-lived assets to be held and used for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets that are not held for sale are recorded in "Impairment of assets" on the Company's Consolidated Statements of Operations.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

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
Dispositions—Sales and the associated gains or losses on real estate assets, including residential property, are recognized in accordance with Accounting Standards Codification ("ASC") 360-20, Real Estate Sales. Sales and the associated gains for residential property are recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. The Company uses the relative sales value method to allocate costs. Profits on sales of residential property are included in "Income from sales of residential property" and gains on sales of net lease assets or commercial operating properties are recorded in “Gains from discontinued operations” on the Company's Consolidated Statements of Operations.
Loans receivable and other lending investments, net—Loans receivable and other lending investments, net includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and preferred equity investments. Management considers nearly all of its loans to be held-for-investment, although certain investments may be classified as held-for-sale or available-for-sale.
Loans receivable classified as held-for-investment and debt securities classified as held-to-maturity are reported at their outstanding unpaid principal balance, and include unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These loans and debt securities also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected. Debt securities classified as available-for-sale are reported at fair value with unrealized gains and losses included in "Accumulated other comprehensive income (loss)" on the Company's Consolidated Balance Sheets.
Loans receivable and other lending investments designated for sale are classified as held-for-sale and are carried at lower of amortized historical cost or estimated fair value. The amount by which carrying value exceeds fair value is recorded as a valuation allowance. Subsequent changes in the valuation allowance are included in the determination of net income (loss) in the period in which the change occurs.
For held-to-maturity and available-for-sale debt securities held in "Loans receivable and other lending investments, net," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. The Company considers debt securities other-than-temporarily impaired if (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. If it is determined that an other-than-temporary impairment exists, the portion related to credit losses, where the Company does not expect to recover its entire amortized cost basis, will be recognized as an "Impairment of assets" on the Company's Consolidated Statements of Operations. If the Company does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated. The credit loss component of the impairment will be recorded as an "Impairment of assets" on the Company's Consolidated Statements of Operations, and the remainder will be recorded in "Accumulated other comprehensive income (loss)" on the Company's Consolidated Balance Sheets.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

to provide such influence, the cost method is used to account for the equity interest. Equity and cost method investments are included in "Other investments" on the Company's Consolidated Balance Sheets.
To the extent that the Company contributes assets to an unconsolidated subsidiary, the Company’s investment in the subsidiary is recorded at the Company’s cost basis in the assets that were contributed to the unconsolidated subsidiary. To the extent that the Company’s cost basis is different from the basis reflected at the subsidiary level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net (loss) income of the unconsolidated subsidiary. The Company recognizes gains on the contribution of real estate to unconsolidated subsidiaries, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. The Company recognizes a loss when it contributes property to an unconsolidated subsidiary and receives a disproportionately small interest in the subsidiary based on a comparison of the carrying amount of the property with the cash and other consideration contributed by the other investors.
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
Restricted cash—Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, loans, leasing, land development, sale and derivative transactions.
Variable interest entities—The Company evaluated its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision making powers, their impact on the VIE's economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.
The Company has investments in certain funds that meet the deferral criteria in Accounting Standards Update ("ASU") 2010-10 and will continue to assess consolidation of these entities under the overall guidance on the consolidation of VIEs in ASC 810-10. The consolidation evaluation is similar to the process noted above, except that the primary beneficiary is the party that will receive a majority of the VIE's anticipated losses, a majority of the VIE's expected residual returns, or both. In addition, for entities that meet the deferral criteria, the Company reassesses its initial evaluation of the primary beneficiary and whether an entity is a VIE upon the occurrence of certain reconsideration events.
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
Identified intangible assets and liabilities—Upon the acquisition of a business, the Company records intangible assets or liabilities acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2013, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in "Deferred expenses and other assets, net" and intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" on the Company's Consolidated Statements of Operations.

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
Management estimates losses within its operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date and incorporates an asset-specific component, as well as a general, formula-based reserve based on management's evaluation of the credit risks associated with these receivables. At December 31, 2013 and 2012, the total allowance for doubtful accounts related to tenant receivables, including deferred operating lease income receivable, was $5.9 million and $5.6 million, respectively.
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
Other income: Other income includes revenues from hotel operations, which are recognized when rooms are occupied and the related services are provided. Revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales.
Reserve for loan losses—The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through "Provision for loan losses" on the Company's Consolidated Statements of Operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company has one portfolio segment, represented by commercial real estate lending,

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

whereby it utilizes a uniform process for determining its reserve for loan losses. The reserve for loan losses includes a general, formula-based component and an asset-specific component.
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
Derivative instruments and hedging activity—The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies.
The Company recognizes derivatives as either assets or liabilities on the Company's Consolidated Balance Sheets at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.
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
Derivatives that are not designated hedges are considered economic hedges, with changes in fair value reported in current earnings in "Other expense" on the Company's Consolidated Statements of Operations. The Company does not enter into derivatives for trading purposes.

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
Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income, however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. While it must distribute at least 90% of its taxable income in order to maintain its REIT status, the Company typically distributes all of its taxable income, if any, in order to minimize any tax on undistributed taxable income. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to reduce its dividend payout requirement under federal tax laws. In addition, the Company has made foreclosure elections for certain properties acquired through foreclosure which allows the Company to operate these properties within the REIT but subjects them to certain tax obligations. The carrying value of assets with foreclosure elections as of December 31, 2013 is $1.12 billion. The Company intends to operate in a manner consistent with and its election to be treated as a REIT for tax purposes. As of December 31, 2012, the Company had $634.2 million of net operating loss carryforwards at the corporate REIT level, which can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2032 if unused. The amount of net operating loss carryforwards as of December 31, 2013 will be subject to finalization of the Company's 2013 tax return. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" on the Company's Consolidated Statements of Operations.
The Company can participate in certain activities from which it would be otherwise precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRSs"), is engaged in various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments in equity affiliates. As of December 31, 2013, $633.9 million of the Company's assets were owned by TRS entities. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities.
The following represents the Company's TRS income tax expense ($ in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current tax (expense) benefit	$659	$(8,445)	$(9,010)
Deferred tax (expense) benefit	—	—	13,729
Total income tax (expense) benefit	$659	$(8,445)	$4,719
During the year ended December 31, 2013, the Company's TRS entities generated a taxable loss of $1.8 million, resulting in current tax benefit of $0.7 million. During the year ended December 31, 2012, the Company's TRS entities generated taxable income of $42.2 million which was partially offset by the utilization of net operating loss carryforwards, resulting in current tax expense of $8.4 million. During the year ended December 31, 2011, the Company's TRS entities generated taxable income of $75.8 million, which was partially offset by the utilization of net operating loss carryforwards, resulting in tax expense of $9.0 million. In addition, during the year ended December 31, 2011, the Company sold its investment in Oak Hill Advisors L.P. (see Note 6) and recognized a deferred tax benefit resulting from the reversal of a deferred tax liability associated with the investment.
Total cash paid for taxes for the years ended December 31, 2013, 2012 and 2011, was $9.2 million, $5.5 million and $8.5 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2013 and 2012, respectively. Changes in estimate of deferred tax asset realizability, if any are included in "Income tax (expense) benefit" on the Consolidated Statements of Operations.
Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of December 31,
	2013	2012
Deferred tax assets(1)	$55,962	$40,800
Valuation allowance	(55,962)	(40,800)
Net deferred tax assets (liabilities)	$—	$—
Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of December 31, 2013, include real estate basis differences of $33.0 million, net operating loss carryforwards of $14.9 million and investment basis differences of $8.1 million. Deferred tax assets as of December 31, 2012, include real estate basis differences of $31.2 million, net operating loss carryforwards of $10.8 million and investment basis differences of $(1.2) million.

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
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed a "Participating Security" and are included in the computation of earnings per share pursuant to the two-class method. The Company's unvested restricted stock units and restricted stock awards with rights to dividends and common stock equivalents issued under its Long-Term Incentive Plans are considered Participating Securities and have been included in the two-class method when calculating EPS.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Land	Total
As of December 31, 2013
Land and land improvements	$350,817	$132,934	$803,238	$1,286,989
Buildings and improvements	1,346,071	587,574	—	1,933,645
Less: accumulated depreciation and amortization	(338,640)	(82,420)	(3,393)	(424,453)
Real estate, net	$1,358,248	$638,088	$799,845	$2,796,181
Real estate available and held for sale	—	228,328	132,189	360,517
Total real estate	$1,358,248	$866,416	$932,034	$3,156,698
As of December 31, 2012
Land and land improvements	$344,239	$132,028	$786,114	$1,262,381
Buildings and improvements	1,282,571	572,453	—	1,855,024
Less: accumulated depreciation and amortization	(310,605)	(65,409)	(2,292)	(378,306)
Real estate, net	$1,316,205	$639,072	$783,822	$2,739,099
Real estate available and held for sale	—	454,587	181,278	635,865
Total real estate	$1,316,205	$1,093,659	$965,100	$3,374,964

Real estate available and held for sale—As of December 31, 2013 and 2012, the Company had $221.0 million and $374.1 million, respectively, of residential properties available for sale in its operating properties portfolio.

During the year ended December 31, 2013, the Company reclassified two land properties with a carrying value of $49.7 million from held for sale to held for investment due to changes in the Company's business plan for the properties. These assets are included in "Real estate, net" on the Company's Consolidated Balance Sheets. There were no operations to reclassify on the Company's Consolidated Statement of Operations as a result of this change. During the same period, the Company reclassified three land assets with a carrying value of $31.8 million and a net lease asset with a carrying value of $9.8 million to held for sale due to executed contracts with third parties. The net lease asset was disposed of for a gain of $3.6 million during the year ended December 31, 2013. The gain was recorded in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations. The results of operations for the net lease assets that were reclassified are included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations for all periods presented (see table below). The three land properties were sold during the year ended December 31, 2013 for a gain of $0.6 million. These gains were recorded in "Income from residential property" on the Company's Consolidated Statements of Operations.
During the year ended December 31, 2012, the Company had a change in its business plans to sell two commercial operating properties previously considered held for sale. As of December 31, 2012, the carrying amount of these assets was $49.8 million and was recorded in Real Estate, net. The assets were reclassified back to real estate held and used at their carrying value prior to classification as held for sale and adjusted for depreciation expense of $3.3 million during the held for sale period, which was lower than the assets' fair value at the time of the change in plans to sell. In connection with the reclassification of these assets to held and used, the Company reclassified their results of operations for each of the periods presented, as follows:

	For the Years Ended December 31,
	2012	2011
Other income	$21,148	$21,663
Real estate expenses	$(22,603)	$(24,297)

Acquisitions—During the year ended December 31, 2013, the Company acquired a net lease asset, which was leased back to the seller, for a purchase price of $93.6 million, including intangible assets of $36.1 million, intangible liabilities of $11.9 million and acquisition-related costs of $0.2 million. The Company concluded that the transaction was a real estate asset acquisition and capitalized the acquisition-related costs. The intangible assets are included in "Deferred expenses and other assets, net" and the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The lease is classified as an operating lease.
During the year ended December 31, 2013, the Company acquired, via foreclosure, title to a residential operating property and two land properties, each of which previously served as collateral on loans receivable held by the Company. The total fair value of the land properties was $15.6 million. The Company contributed the residential operating property, which had a fair value of $25.5 million, to an entity, of which it owns 63%. Based on the control provisions in the partnership agreement, the Company consolidates the entity and reflects its partner's 37% share of equity in "Noncontrolling interests" on the Company's Consolidated Balance Sheets. The acquisition was accounted for at fair value. No gain or loss was recorded in conjunction with these transactions.
During the year ended December 31, 2012, the Company acquired, via foreclosure, title to properties, which previously served as collateral on loan receivables held by the Company with a total fair value of $269.1 million at the time of foreclosure. These properties included $172.4 million of residential operating properties, $63.4 million of commercial operating properties and $33.3 million of land assets.
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
In addition, during 2012, the Company acquired land and other assets with a fair value of $11.5 million from a third party to form a new strategic venture related to one of the Company's active land development projects. The third party contributed land into the venture in a non-cash exchange for a non-controlling interest and the Company continues to consolidate the subsidiary. The Company did not recognize any gains or losses associated with the transaction. Based upon certain rights held by the minority partner in this land venture that provide it with an option to redeem its interest at fair value after seven years, the Company has reflected the partner's non-controlling interest in this venture as a redeemable non-controlling interest within its Consolidated Balance Sheets. As it is probable that the interest will become redeemable, subsequent changes in fair value are being accreted over the seven year period from the date of issuance to the earliest redemption date using the interest method. As of December 31, 2013 and 2012, the estimated redemption value of the redeemable non-controlling interest was $17.4 million and $17.9 million, respectively.
Dispositions—During the years ended December 31, 2013, 2012, and 2011, the Company sold residential condominiums for total net proceeds of $269.7 million, $319.3 million and $154.0 million, respectively, and recorded income from sales of residential properties totaling $82.6 million, $63.5 million and $5.7 million, respectively.
During the year ended December 31, 2013, the Company sold land for net proceeds of $21.4 million to a newly formed unconsolidated entity in which the Company also received a preferred partnership interest and a 47.5% equity interest. The Company recognized a gain of $3.4 million, reflecting the proportionate share of our sold interest, which was recorded as "Income from sales of residential property" on the Company's Consolidated Statements of Operations. The Company also sold land with a carrying value of $18.9 million for proceeds that approximated carrying value.
During the year ended December 31, 2013, the Company contributed land with carrying value of $24.1 million to a newly formed unconsolidated entity in which the Company received an equity interest of 75.6%. As a result of the transfer, the Company recognized a $7.4 million loss, which was recorded as "Loss on transfer of interest to unconsolidated subsidiary" on the Company's Consolidated Statements of Operations. In addition, during the year ended December 31, 2013, the Company contributed land with a carrying value of $2.8 million to a newly formed unconsolidated entity in which the Company also received a 50.0% equity interest. No gain or loss was recorded in conjunction with the transaction.
Additionally, during the year ended December 31, 2013, the Company sold five net lease assets with a carrying value of $18.7 million resulting in a net gain of $2.2 million. During the same period the Company sold six commercial operating properties with a carrying value of $72.6 million resulting in a net gain of $18.6 million. These gains were recorded as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations. The Company also sold a land asset with a carrying value of $14.8 million resulting in a gain of $0.6 million, which was included in "Income from sales of residential property" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Also, during the year ended December 31, 2013, the Company transferred title of net lease assets with a carrying value of $8.7 million to its tenant for consideration that approximated our carrying value.
During the year ended December 31, 2012, the Company sold a portfolio of 12 net lease assets with an aggregate carrying value of $105.7 million and recorded a gain of $24.9 million resulting from the transaction. Certain of the properties were subject to secured term loans with a remaining principal balance of $50.8 million that were repaid in full at closing (see Note 8). In addition to this portfolio sale, during 2012, the Company sold net lease assets with a carrying value of $9.8 million, resulting in a net gain of $2.4 million. These gains were recorded as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations. During the year ended December 31, 2012, the Company sold commercial operating properties with an aggregate carrying value of $29.3 million and land assets with a carrying value of $72.1 million for proceeds that approximated carrying value.
During the year ended December 31, 2011, the Company sold net lease assets with carrying values of $34.1 million, resulting in a net gain of $3.2 million, which was recorded in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations. During 2011, the Company also sold commercial operating properties with an aggregate carrying value of $17.9 million and land assets with a carrying value of $9.5 million for proceeds that approximated carrying value. In addition, during 2011, the Company realized $22.2 million of a gain previously deferred resulting from the sale of a portfolio of 32 net lease assets in 2010. The gain was recorded in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations during the year ended December 31, 2011.
Discontinued Operations—The following table summarizes income (loss) from discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively ($ in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$5,545	$14,132	$23,090
Total expenses	(3,138)	(9,037)	(19,457)
Impairment of assets	(1,763)	(22,576)	(9,147)
Income (loss) from discontinued operations	$644	$(17,481)	$(5,514)

Impairments—During the years ended December 31, 2013, 2012 and 2011 the Company recorded impairments on real estate assets totaling $14.4 million, $35.4 million and $22.4 million, respectively, resulting from changes in local market conditions and business strategy for certain assets. Of these amounts, $1.8 million, $22.6 million and $9.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, have been recorded in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations due to the assets being sold or classified as held for sale as of December 31, 2013 (see above).
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements for the years ended December 31, 2013, 2012 and 2011 were $31.8 million, $30.9 million and $29.4 million, respectively, and are included in “Operating lease income” on the Company's Consolidated Statements of Operations.
Future Minimum Operating Lease Payments—Future minimum operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2013, are as follows ($ in thousands):

Year	Net Lease Assets	Operating Properties
2014	$132,996	$53,283
2015	$133,272	$48,851
2016	$131,738	$46,476
2017	$125,142	$44,516
2018	$123,464	$37,979

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of December 31,
Type of Investment	2013	2012
Senior mortgages	$1,071,662	$1,751,256
Subordinate mortgages	60,679	152,737
Corporate/Partnership loans	473,045	450,491
Total gross carrying value of loans	$1,605,386	$2,354,484
Reserves for loan losses	(377,204)	(524,499)
Total loans receivable, net	$1,228,182	$1,829,985
Other lending investments—securities	141,927	—
Total loans receivable and other lending investments, net(1)	$1,370,109	$1,829,985

Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of December 31, 2013 and 2012 also includes accrued interest of $6.5 million and $9.8 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's Consolidated Balance Sheets.

During the years ended December 31, 2013, 2012 and 2011, the Company sold loans with total carrying values of $95.1 million, $53.9 million and $144.9 million, respectively, which resulted in a net realized loss of $0.6 million, a net gain of $6.4 million and no gain or loss, respectively. Gains and losses on sales of loans are included in "Other income" on the Company's Consolidated Statements of Operations.

Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Reserve for loan losses at beginning of period	$524,499	$646,624	$814,625
Provision for loan losses(1)	5,489	81,740	46,412
Charge-offs	(152,784)	(203,865)	(214,413)
Reserve for loan losses at end of period	$377,204	$524,499	$646,624

Explanatory Note:
_______________________________________________________________________________

(1)
For the years ended December 31, 2013, 2012 and 2011, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $63.1 million, $4.6 million and $23.6 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of December 31, 2013
Loans	$752,425	$849,613	$9,889	$1,611,927
Less: Reserve for loan losses	(348,004)	(29,200)	—	(377,204)
Total	$404,421	$820,413	$9,889	$1,234,723
As of December 31, 2012
Loans	$1,095,957	$1,210,077	$58,281	$2,364,315
Less: Reserve for loan losses	(472,058)	(33,100)	(19,341)	(524,499)
Total	$623,899	$1,176,977	$38,940	$1,839,816

Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.5 million and a net discount of $4.0 million as of December 31, 2013 and 2012, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $4.6 million and $3.8 million as of December 31, 2013 and 2012, respectively.

(3)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.4 million and $0.1 million as of December 31, 2013 and 2012, respectively. These loans had cumulative principal balances of $10.2 million and $58.8 million, as of December 31, 2013 and 2012, respectively.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	December 31, 2013		December 31, 2012
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$591,145	2.50	$840,593	2.75
Subordinate mortgages	61,364	3.37	99,698	2.27
Corporate/Partnership loans	438,831	3.88	444,772	3.69
Total	$1,091,340	3.11	$1,385,063	3.01

As of December 31, 2013, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days	Total Past Due	Total
Senior mortgages	$625,267	$—	$449,085	$449,085	$1,074,352
Subordinate mortgages	61,364	—	—	—	61,364
Corporate/Partnership loans	476,211	—	—	—	476,211
Total	$1,162,842	$—	$449,085	$449,085	$1,611,927

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of December 31, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$3,012	$2,992	$—	$108,077	$107,850	$—
Corporate/Partnership loans	—	—	—	10,110	10,160	—
Subtotal	$3,012	$2,992	$—	$118,187	$118,010	$—
With an allowance recorded:
Senior mortgages	$650,337	$645,463	$(304,544)	$918,975	$918,496	$(442,760)
Subordinate mortgages	—	—	—	53,979	53,679	(39,579)
Corporate/Partnership loans	99,076	99,067	(43,460)	63,096	63,246	(9,060)
Subtotal	$749,413	$744,530	$(348,004)	$1,036,050	$1,035,421	$(491,399)
Total:
Senior mortgages	$653,349	$648,455	$(304,544)	$1,027,052	$1,026,346	$(442,760)
Subordinate mortgages	—	—	—	53,979	53,679	(39,579)
Corporate/Partnership loans	99,076	99,067	(43,460)	73,206	73,406	(9,060)
Total	$752,425	$747,522	$(348,004)	$1,154,237	$1,153,431	$(491,399)
Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of December 31, 2013 and 2012, certain loans modified through troubled debt restructurings with a recorded investment of $231.8 million and $175.0 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Years Ended December 31,
	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$31,409	$9,269	$162,093	$2,765	$309,079	$31,799
Corporate/Partnership loans	8,062	6,050	10,110	160	10,110	680
Subtotal	$39,471	$15,319	$172,203	$2,925	$319,189	$32,479
With an allowance recorded:
Senior mortgages	$794,247	$1,976	$1,064,045	$3,865	$1,608,486	$7,187
Subordinate mortgages	32,382	—	52,208	—	19,477	—
Corporate/Partnership loans	77,661	323	62,248	312	66,087	332
Subtotal	$904,290	$2,299	$1,178,501	$4,177	$1,694,050	$7,519
Total:
Senior mortgages	$825,656	$11,245	$1,226,138	$6,630	$1,917,565	$38,986
Subordinate mortgages	32,382	—	52,208	—	19,477	—
Corporate/Partnership loans	85,723	6,373	72,358	472	76,197	1,012
Total	$943,761	$17,618	$1,350,704	$7,102	$2,013,239	$39,998

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2013, 2012 and 2011, the Company recorded interest income of $13.3 million, $0.0 million and $26.3 million, respectively, related to the resolution of certain non-performing loans. Interest income was not previously recorded while the loans were on non-accrual status.

Troubled Debt Restructurings—During the years ended December 31, 2013 and 2012, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Years Ended December 31,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	6	$179,030	$154,278	8	$319,667	$272,753

Troubled debt restructurings that occurred during the year ended December 31, 2013 included the modification of two performing loans with a combined recorded investment of $4.6 million. The modified terms of these loans granted maturity extensions of one year. In each case, the Company believes the borrowers can perform under the modified terms of the loans and continues to classify these loans as performing.
Non-performing loans with a combined investment of $174.5 million were also modified during the year ended December 31, 2013. Included in this balance were two loans with a combined recorded investment of $98.3 million in which the Company received $15.4 million of paydowns and accepted discounted payoff options on these loans, with final payments expected to be made in January 2014 and July 2014 and the loans were reclassified from non-performing to performing status as the Company believes the borrowers can perform under the modified terms of the agreements. The remaining loans were granted payoff option extensions ranging from one year to three years. These loans continued to be classified as non-performing subsequent to modification.
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

Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of December 31, 2013, the Company had $13.3 million of unfunded commitments associated with modified loans considered troubled debt restructurings.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Troubled debt restructurings that subsequently defaulted during the period were as follows ($ in thousands):

	For the Years Ended December 31,
	2013		2012
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Senior mortgages	1	$26,693	1	$18,511

Securities—As of December 31, 2013, Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
Available-for-Sale Securities
Municipal debt securities	$1,055	$1,055	$(18)	$1,037	$1,037
Held-to-Maturity Securities
Corporate debt securities	139,842	140,890	—	140,890	140,890
Total	$140,897	$141,945	$(18)	$141,927	$141,927

During the year ended December 31, 2013, the Company originated a mandatorily redeemable preferred equity investment, which has an initial term of three years with two 12-month extensions. At December 31, 2013, the Company's investment was $140.9 million and the unfunded commitment was $6.2 million. The investment is classified as a held-to-maturity debt security as the Company has the ability and intent to hold the investment until maturity.
As of December 31, 2013, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	140,890	140,890	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	1,055	1,037
Total	$140,890	$140,890	$1,055	$1,037

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Other Investments

The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value		Equity in Earnings
	As of December 31,		For the Years Ended December 31,
	2013	2012	2013	2012	2011
LNR	$—	$205,773	$16,465	$60,669	$53,861
Madison Funds	67,782	56,547	14,796	10,246	3,641
Oak Hill Funds	21,366	29,840	4,174	5,844	1,918
Real estate equity investments	62,205	47,619	2,753	21,636	(5,273)
Other equity method investments(1)	45,954	47,939	3,332	4,614	40,944
Total equity method investments	$197,307	$387,718	$41,520	$103,009	$95,091
Other	9,902	11,125
Total other investments	$207,209	$398,843

Explanatory Note:
_______________________________________________________________________________

(1)	For the year ended December 31, 2011, equity in earnings includes $38.4 million of earnings related to Oak Hill Advisors, L.P. and related entities that were sold in October 2011.

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

Beginning in September 2012, the Company and other owners of LNR entered into negotiations with potential purchasers of LNR. After an extensive due diligence and negotiation process, the LNR owners entered into a definitive contract to sell LNR in January 2013 at a fixed sale price which, from the Company's perspective, reflected in part the Company's then-current expectations about the future results of LNR and potential volatility in its business. The definitive sale contract provided that LNR would not make cash distributions to its owners during the fourth quarter of 2012 through the closing of the sale. Notwithstanding the fixed terms of the contract, our investment balance in LNR increased due to equity in earnings recorded which resulted in our recognition of other than temporary impairment on our investment during the year ended December 31, 2013. In April 2013, the Company completed the sale of its 24% equity interest in LNR and received $220.3 million in net proceeds. Approximately $25.2 million of net proceeds were placed in escrow for potential indemnification obligations through April 2014. The Company is not currently aware that any material indemnification claims are probable of occurring.
The following table represents investee level summarized financial information for LNR ($ in thousands)(1):

	For the Period from October 1, 2012 to April 19,	For the Years Ended September 30,
	2013	2012	2011
Income Statements
Total revenue(2)	$179,373	$332,902	$327,032
Income tax (expense) benefit(3)	$(2,137)	$(6,731)	$76,558
Net income attributable to LNR(4)	$113,478	$253,039	$225,190
iStar's ownership percentage	24%	24%	24%
iStar's equity in earnings from LNR(5)	$45,375	$60,669	$53,861

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	As of September 30,
	2013	2012
Balance Sheets
Total assets(2)	$—	$98,513,452
Total debt(2)	$—	$97,521,520
Total liabilities(2)	$—	$97,639,696
Noncontrolling interests	$—	$8,067
LNR Property LLC equity	$—	$865,689
iStar's ownership percentage	—%	24%
iStar's equity in LNR(6)	$—	$205,773

	For the Period from October 1, 2012 to April 19,	For the Years Ended September 30,
	2013	2012	2011
Cash Flows
Operating cash flows	$(127,075)	$(85,909)	$170,703
Cash flows from investing activities	$(36,543)	$(55,686)	$45,488
Cash flows from financing activities	$217,241	$229,634	$(123,506)
Net cash flows	$53,623	$88,039	$92,685
Cash distributions	$—	$61,179	$73,916
iStar's ownership percentage	24%	24%	24%
Cash distributions received by iStar	—	14,690	17,722

Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded its investment in LNR, which was sold in April 2013, on a one quarter lag, therefore, amounts in the Company's financial statements for the year ended December 31, 2013 are based on balances and results from LNR for the period from October 1, 2012 to April 19, 2013. The amounts in the Company's financial statements for the year ended December 31, 2012 and 2011 are based on balances and results from LNR for the years ended September 30, 2012 and 2011, respectively.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been included in the amounts presented above. As of September 30, 2012, the assets of these trusts, which aggregated $97.52 billion, were the sole source of repayment of the related liabilities, which aggregated $97.21 billion and are non-recourse to LNR and its equity holders, including the Company. Excluding the amounts related to VIEs, as of September 30, 2012, total assets were $1.38 billion , total debt was $398.9 million, and total liabilities were $517.1 million. In addition, total revenue presented above includes $55.5 million, $95.4 million, and $119.0 million for the period from October 1, 2012 to April 19, 2013 and for the years ended September 30, 2012 and 2011, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

(3)	During the year ended December 31, 2011, LNR recorded an income tax benefit from the settlement of certain tax liabilities.

(4)
Subsequent to the sale of the Company's interest in LNR, LNR reported a reduction in their earnings of $66.2 million related to a purchase price allocation adjustment. The reduction was reflected in LNR's operations for the three months ended March 31, 2013, which resulted in a net loss for the period. Because the Company recorded its investment in LNR on a one quarter lag, the adjustment was reflected in the quarter ended June 30, 2013. There was no net impact on the Company's previously reported equity in earnings as the Company limited its proportionate share of earnings from LNR as described above.

(5)
LNR reported a net loss for the period from April 1, 2013 to April 19, 2013 which had already been considered in the Company's other than temporary impairment assessment. As such, no equity in earnings was recorded during the quarter ended September 30, 2013. The total equity in earnings recognized for LNR was $45.4 million for the year ended December 31, 2013.

(6)	Represents the Company's investment in LNR at December 31, 2013 and 2012, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reconciles the activity related to the Company's investment in LNR for the three months ended March 31, 2013 and June 30, 2013, the six months ended December 31, 2013 and for the year ended December 31, 2013 ($ in thousands):

	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Six Months Ended December 31, 2013	For the Year Ended December 31, 2013
Carrying value of LNR at beginning of period	$205,773	$220,281	$—	$205,773
Equity in earnings of LNR for the period(1)	$45,375	$—	$—	$45,375	(a)
Balance before other than temporary impairment	$251,148	$220,281	$—	$251,148
Other than temporary impairment(1)	$(30,867)	$—	$—	$(30,867)	(b)
Sales proceeds pursuant to contract	$—	$(220,281)	$—	$(220,281)
Carrying value of LNR at end of period	$220,281	$—	$—	$—
Explanatory Notes:
_______________________________________________________________________________

(1)
Subsequent to the sale of the Company's interest in LNR, LNR reported a reduction in their earnings of $66.2 million related to a purchase price allocation adjustment. The reduction was reflected in LNR's operations for the three months ended March 31, 2013, which resulted in a net loss for the period. Because the Company recorded its investment in LNR on a one quarter lag, the adjustment was reflected in the quarter ended June 30, 2013. There was no net impact on the Company's previously reported equity in earnings as the Company limited its proportionate share of earnings from LNR as described above.

For the year ended December 31, 2013, the amount that was recognized as income in the Company's Consolidated Statements of Operations is the sum of items (a), (b) and $1.7 million of income recognized for the release of other comprehensive income related to LNR upon sale, or $16.5 million.
Madison Funds—As of December 31, 2013, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are variable interest entities and that the Company is not the primary beneficiary.
Oak Hill Funds—As of December 31, 2013, the Company owned a 5.92% interest in OHA Strategic Credit Master Fund, L.P. ("OHASCF"). OHASCF was formed to acquire and manage a diverse portfolio of assets, investing in distressed, stressed and undervalued loans, bonds, equities and other investments. The Company determined that this entity is a variable interest entity and that the Company is not the primary beneficiary.
Real estate equity investments—During the year ended December 31, 2013, the Company sold land for net proceeds of $21.4 million to a newly formed unconsolidated entity in which the Company had a preferred partnership interest and a 47.5% equity interest. The Company's proportionate share of the assets retained on a carryover basis on the date of sale was $10.6 million. The Company held a preferred partnership interest of $6.6 million, which was repaid and no longer outstanding at December 31, 2013. As of December 31, 2013, the Company had a recorded equity interest of $5.5 million.

During the year ended December 31, 2013, the Company contributed land to a newly formed unconsolidated entity in which the Company received an equity interest of 75.6%. As of December 31, 2013, the Company had a recorded equity interest of $18.0 million. In addition, during the year ended December 31, 2013, the Company contributed land to a newly formed unconsolidated entity in which the Company also received a 50.0% equity interest. As of December 31, 2013, the Company had a recorded equity interest of $3.5 million.

In addition, as of December 31, 2013, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 31% to 70%, comprised of investments of $16.4 million in net lease assets, $16.0 million in operating properties and $2.7 million in land assets. As of December 31, 2012, the Company's real estate equity investments included $16.4 million in net lease assets, $25.7 million in operating properties and $5.5 million in land assets. One of the Company's equity investments in operating properties represents a 33% interest in residential property units. During the years ended December 31, 2013 and 2012, the Company's earnings from its interest in this property includes income from sales of residential units of $4.7 million and $26.0 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

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
Other investments—The Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method.
Summarized financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, excluding LNR ($ in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Income Statements
Revenues	$284,513	$401,870	$198,340
Net income attributable to parent entities	$206,198	$304,960	$97,066

	As of December 31,
	2013	2012
Balance Sheets
Total assets	$2,980,737	$2,758,889
Total liabilities	$303,100	$170,997
Noncontrolling interests	$333	$2,253
Total equity	$2,677,304	$2,585,639

Note 7—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of December 31,
	2013	2012
Intangible assets, net(1)	$100,652	$69,134
Other receivables	34,655	11,517
Deferred financing fees, net(2)	33,591	26,629
Leasing costs, net(3)	21,799	20,205
Corporate furniture, fixtures and equipment, net(4)	6,557	7,537
Other assets	40,726	28,102
Deferred expenses and other assets, net	$237,980	$163,124

Explanatory Notes:
_______________________________________________________________________________

(1)
Intangible assets, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible assets was $38.1 million and $51.5 million as of December 31, 2013 and 2012, respectively. The amortization of above market leases decreased operating lease income on the Company's Consolidated Statements of Operations by $7.0 million, $5.8 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total amortization expense for intangible assets was $8.2 million, $7.0 million and $7.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in “Depreciation and amortization” on the Company's Consolidated Statements of Operations.

(2)	Accumulated amortization on deferred financing fees was $9.9 million and $4.1 million as of December 31, 2013 and 2012, respectively.

(3)	Accumulated amortization on leasing costs was $7.1 million and $6.6 million as of December 31, 2013 and 2012, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $6.2 million and $6.2 million as of December 31, 2013 and 2012, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of December 31,
	2013	2012
Accrued expenses	$58,840	$50,467
Accrued interest payable	40,015	29,521
Intangible liabilities, net(1)	26,223	9,210
Other liabilities	45,753	52,472
Accounts payable, accrued expenses and other liabilities	$170,831	$141,670

Explanatory Note:
_______________________________________________________________________________

(1)
Intangible liabilities, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible liabilities was $4.6 million and $2.2 million as of December 31, 2013 and 2012, respectively. The amortization of intangible liabilities increased operating lease income on the Company's Consolidated Statements of Operations by $2.8 million, $1.4 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Intangible assets and liabilities—The estimated aggregate amortization costs for each of the five succeeding fiscal years are as follows ($ in thousands):

2014	$10,530
2015	$7,886
2016	$7,122
2017	$6,145
2018	$4,295

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Debt Obligations, net

As of December 31, 2013 and 2012, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of December 31,
	2013	2012	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2012 Tranche A-1 Facility	$—	$169,164	LIBOR + 4.00%	(1)	—
2012 Tranche A-2 Facility	431,475	470,000	LIBOR + 5.75%	(1)	March 2017
October 2012 Secured Credit Facility	—	1,754,466	LIBOR + 4.50%	(2)	—
February 2013 Secured Credit Facility	1,379,407	—	LIBOR + 3.50%	(3)	October 2017
Term loans collateralized by net lease assets	278,817	264,432	4.851% - 7.26%	(4)	Various through 2026
Total secured credit facilities and term loans	$2,089,699	$2,658,062
Unsecured notes:
8.625% senior notes	$—	$96,801	8.625%		—
5.95% senior notes	—	448,453	5.95%		—
5.70% senior notes	—	200,601	5.70%		—
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	—	3.875%		July 2016
3.0% senior convertible notes(5)	200,000	200,000	3.0%		November 2016
1.50% senior convertible notes(6)	200,000	—	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	275,000	9.0%		June 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	—	4.875%		July 2018
Total unsecured notes	$2,006,890	$1,987,745
Other debt obligations:
Other debt obligations	$100,000	$100,000	LIBOR + 1.50%		October 2035
Total debt obligations	$4,196,589	$4,745,807
Debt discounts, net	(38,464)	(54,313)
Total debt obligations, net	$4,158,125	$4,691,494

Explanatory Notes:
_______________________________________________________________________________

(1)	These loans each have a LIBOR floor of 1.25%. As of December 31, 2013, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

(2)	This loan has a LIBOR floor of 1.25%.

(3)	This loan has a LIBOR floor of 1.00%. As of December 31, 2013, inclusive of the floor, the February 2013 Secured Credit Facility incurred interest at a rate of 4.50%.

(4)	Includes a loan with a floating rate of LIBOR plus 2.00% and a loan with a floating rate of LIBOR plus 2.75%.

(5)
The Company's 3.0% senior convertible fixed rate notes due November 2016 ("3.0% Convertible Notes") are convertible at the option of the holders, into 85.0 shares per $1,000 principal amount of 3.0% Convertible Notes, at any time prior to the close of business on November 14, 2016.

(6)
The Company's 1.50% senior convertible fixed rate notes due November 2016 ("1.50% Convertible Notes") are convertible at the option of the holders, into 57.8 shares per $1,000 principal amount of 1.50% Convertible Notes, at any time prior to the close of business on November 14, 2016.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Future Scheduled Maturities—As of December 31, 2013, future scheduled maturities of outstanding long-term debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2014	$—	$21,657	$21,657
2015	105,765	—	105,765
2016	926,403	—	926,403
2017	374,722	1,810,882	2,185,604
2018	600,000	17,052	617,052
Thereafter	100,000	240,108	340,108
Total principal maturities	$2,106,890	$2,089,699	$4,196,589
Unamortized debt discounts, net	(11,081)	(27,383)	(38,464)
Total long-term debt obligations, net	$2,095,809	$2,062,316	$4,158,125

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
In connection with the February 2013 Secured Credit Facility transaction, the Company incurred $17.1 million of lender fees, of which $14.4 million was capitalized in "Debt Obligations, net" on the Company's Consolidated Balance Sheets and $2.7 million was recorded as a loss in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations as it related to the lenders who did not participate in the new facility. The Company also incurred $3.8 million in third party fees, of which $3.6 million was recognized in “Other expense” on the Company's Consolidated Statements of Operations, as it related primarily to those lenders from the original facility that modified their debt under the new facility, and $0.2 million was recorded in “Deferred expenses and other assets, net” on the Company's Consolidated Balance Sheets, as it related to the new lenders.
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
Through December 31, 2013, the Company has made cumulative amortization repayments of $327.6 million on the February 2013 Secured Credit Facility bringing the outstanding balance to $1.38 billion. Repayments of the February 2013 Secured Credit Facility prior to the scheduled maturity date have resulted in losses on early extinguishment of debt of $7.0 million for the year ended December 31, 2013 related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

October 2012 Secured Credit Facility—On October 15, 2012, the Company entered into the October 2012 Secured Credit Facility. Proceeds from the October 2012 Secured Credit Facility were used to refinance the remaining outstanding balances of the Company’s then existing 2011 Secured Credit Facilities.

During the year ended December 31, 2012, in connection with the October 2012 Secured Credit Facility transaction, the Company incurred $14.8 million in third party fees, of which $8.1 million was recognized in “Other expense” on the Company's Consolidated Statements of Operations as it related to the portion of lenders from the original facility that modified their debt under the new facility. The remaining $6.6 million of fees were recorded in “Deferred expenses and other assets, net” on the Company's Consolidated Balance Sheets, as they related to the portion of lenders that were new to the facility.
The October 2012 Secured Credit Facility was refinanced by the February 2013 Secured Credit Facility. Prior to refinancing, the Company made cumulative amortization repayments of $113.0 million on the October 2012 Secured Credit Facility, which resulted in losses on early extinguishment of debt of $0.8 million and $1.2 million during the year ended December 31, 2013 and 2012, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.
At the time of the refinancing, the Company had $30.5 million of unamortized discounts and financing fees related to the October 2012 Secured Credit Facility. During the year ended December 31, 2013, in connection with the refinancing, the Company recorded a loss on early extinguishment of debt of $4.9 million, related primarily to the portion of lenders in the original facility that did not participate in the new facility. The remaining $25.6 million of unamortized fees and discounts will continue to be amortized into interest expense over the remaining term of the February 2013 Secured Credit Facility.
March 2012 Secured Credit Facilities—In March 2012, the Company entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "March 2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the March 2012 Secured Credit Facilities, together with cash on hand, were used to repurchase and repay at maturity $606.7 million aggregate principal amount of the Company's convertible notes due October 2012, to fully repay the $244.0 million balance on the Company's unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of its 5.50% senior unsecured notes.

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The 2012 Tranche A-1 Facility required amortization payments of $41.0 million to be made every six months beginning December 31, 2012. After the 2012 Tranche A-1 Facility is repaid, proceeds from principal repayments and sales of collateral will be used to amortize the 2012 Tranche A-2 Facility. The Company may make optional prepayments on each tranche of term loans, subject to prepayment fees.

During the year ended December 31, 2013, the Company repaid the remaining outstanding balance of the 2012 Tranche A-1 Facility. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $4.4 million and $8.1 million during the years ended December 31, 2013 and 2012, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

Additionally, during the year ended December 31, 2013, the Company made cumulative amortization repayments of $38.5 million on the 2012 Tranche A-2 Facility prior to maturity have resulted in losses on early extinguishment of debt of $1.0 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid during the year.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The 2011 Secured Credit Facilities were refinanced by the October 2012 Secured Credit Facility. Prior to refinancing, the Company made cumulative amortization repayments of $1.07 billion on the 2011 Secured Credit Facilities, which resulted in losses on early extinguishment of debt of $4.5 million and $12.0 million for the years ended December 31, 2012 and 2011, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

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

Secured Term Loans—In October 2012, a consolidated subsidiary of the Company entered into a $28.0 million secured term loan maturing in November 2019, bearing interest at a rate of LIBOR + 2.00%. Simultaneously with the financing, the subsidiary entered into an interest rate swap to exchange its variable rate on the loan for a fixed interest rate (see Note 10).

In September 2012, the Company refinanced two secured term loans with an aggregate outstanding principal balance of $53.3 million, bearing interest at rates of 5.3% and 8.2% and maturing in January 2013 with a new $54.5 million secured term loan. The new loan bears interest at 4.851%, matures in October 2022 and is collateralized by the same net lease asset as the original term loan. In connection with the refinancing, the Company incurred $0.5 million of losses related to a prepayment penalty, which was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the year ended December 31, 2012.

In addition, during the year ended December 31, 2012, in conjunction with the sale of a portfolio of 12 net lease assets, the Company repaid the $50.8 million outstanding balances of its LIBOR + 4.50% secured term loans due in 2014 and terminated the related interest rate swaps associated with the loans (see Note 10).

Unsecured Credit Facility—During the year ended December 31, 2012, the Company repaid the $243.7 million remaining principal balance of its LIBOR + 0.85% unsecured credit facility due June 2012. In connection with the repayments, the Company recorded a loss on early extinguishment of debt of $0.2 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

Secured Notes—In January 2011, the Company redeemed the $312.3 million remaining principal balance of its 10% 2014 secured exchange notes and recorded a gain on early extinguishment of debt of $109.0 million primarily related to the recognition of deferred gain premiums that resulted from a previous debt exchange.

Unsecured Notes—In November 2013, the Company issued $200.0 million aggregate principal of 1.50% convertible senior unsecured notes due November 2016. Proceeds from the transaction, together with cash on hand, was used to fully repay the remaining $200.6 million of outstanding 5.70% senior unsecured notes due March 2014. In connection with the repayment of the 5.70% senior unsecured notes, the Company incurred $2.8 million of losses related to a prepayment penalty and the accelerated amortization of discounts, which was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the year ended December 31, 2013.

In May 2013, the Company issued $265.0 million aggregate principal of 3.875% senior unsecured notes due July 2016 and issued $300.0 million aggregate principal of 4.875% senior unsecured notes due July 2018. Net proceeds from these transactions, together with cash on hand, were used to fully repay the remaining $96.8 million of outstanding 8.625% senior unsecured notes due June 2013 and the remaining $448.5 million of outstanding 5.95% senior unsecured notes due in October 2013. In connection with the repayment of the 5.95% senior unsecured notes, the Company incurred $9.5 million of losses related to a prepayment penalty and the accelerated amortization of discounts, which was recorded in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the year ended December 31, 2013.

In November 2012, the Company issued $300.0 million aggregate principal of 7.125% senior unsecured notes due February 2018 and issued $200.0 million aggregate principal of 3.00% convertible senior unsecured notes due November 2016. Proceeds from these transactions were used to fully repay $67.1 million of the 6.5% senior unsecured notes due December 2013 and partially repay $404.9 million of the 8.625% senior unsecured notes due June 2013. In connection with these repurchases, the Company

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

paid a $14.9 million prepayment penalty which was reflected in "Gain (loss) on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the year ended December 31, 2012.

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

Encumbered/Unencumbered Assets—As of December 31, 2013, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of December 31,
	2013		2012
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,644,463	$1,151,718	$1,640,005	$1,099,094
Real estate available and held for sale	152,604	207,913	263,842	372,023
Loans receivable, net(1)	860,557	538,752	1,197,403	665,682
Other investments	24,093	183,116	43,545	355,298
Cash and other assets	—	907,995	—	556,207
Total	$2,681,717	$2,989,494	$3,144,795	$3,048,304

Explanatory Note:
_______________________________________________________________________________

(1)	As of December 31, 2013 and 2012, the amounts presented exclude general reserves for loan losses of $29.2 million and $33.1 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on the Company's fixed charge coverage ratio. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While the Company expects that its ability to incur new indebtedness under the fixed charge coverage ratio will be limited for the foreseeable future, which may put limitations on its ability to make new investments, it will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

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
Note 9—Commitments and Contingencies

Unfunded Commitments—The Company generally funds construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. The Company refers to these arrangements as Performance-Based Commitments. In addition, the Company sometimes establishes a maximum amount of additional funding which it will make available to a borrower or tenant for an expansion or addition to a project if it approves of the expansion or addition in its sole discretion. The Company refers to these arrangements as Discretionary Fundings. Finally, the Company has committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2013, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$19,436	$53,164	$—	$72,600
Discretionary Fundings	—	—	—	—
Strategic Investments	—	—	46,591	46,591
Total	$19,436	$53,164	$46,591	$119,191
Other Commitments—Total operating lease expense for the years ended December 31, 2013, 2012 and 2011 were $6.1 million, $6.5 million and $7.2 million, respectively. Future minimum lease obligations under non-cancelable operating leases are as follows ($ in thousands):

2014	$5,797
2015	$5,287
2016	$5,408
2017	$5,023
2018	$4,179
Thereafter	$11,709
The Company also has issued letters of credit totaling $3.7 million in connection with its investments.
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
Risk concentrations—Concentrations of credit risks arise when a number of borrowers or tenants related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions.
Substantially all of the Company's real estate as well as assets collateralizing its loans receivable are located in the United States. As of December 31, 2013, the only state with a concentration greater than 10.0% was California with 15.1%. As of December 31, 2013, the Company's portfolio contains concentrations in the following asset types: land 21.6%, office 15.2%, industrial/R&D 13.5% and entertainment/leisure 10.7%.
The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have an adverse effect on the Company. As of December 31, 2013, the Company's five largest borrowers or tenants collectively accounted for approximately $99.8 million of the Company's aggregate annualized interest and operating lease revenue, of which no single customer accounts for more than 8%.
Derivatives
The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps and foreign exchange contracts. The principal objective of such financial instruments is to minimize the risks and/or costs associated with the Company's operating and financial structure and to manage its exposure to interest rates and foreign exchange rates. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet the strict hedge accounting requirements.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2013 and 2012 ($ in thousands):

	Derivative Assets as of December 31,				Derivative Liabilities as of December 31,
	2013		2012		2013		2012
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$1,418	N/A	$—	Other Liabilities	$1,653	Other Liabilities	$2,855
Interest rate swap	Other Assets	650	N/A	—	N/A	—	Other Liabilities	580
Interest rate cap	Other Assets	9,107	N/A	—	N/A	—	N/A	—
Total		$11,175		$—		$1,653		$3,435

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the Year Ended December 31, 2013
Interest rate cap	Interest Expense	$(1,517)	$—	N/A
Interest rate swap	Interest Expense	$869	$310	N/A
Foreign exchange contracts	Other Expense	$393	$—	N/A
For the Year Ended December 31, 2012
Interest rate swap	Interest Expense	$(968)	$(44)	N/A
For the Year Ended December 31, 2011
Interest rate swap	Interest Expense	$(1,553)	$(180)	N/A
Foreign exchange contracts—The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities. The Company uses foreign exchange contracts to hedge its exposure to changes in foreign exchange rates on its foreign investments. Foreign exchange contracts involve fixing the USD to the respective foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The foreign exchange contracts are typically cash settled in US dollars for their fair value at or close to their settlement date.
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated. In June 2013, the Company entered into a foreign exchange contract to hedge its exposure in a subsidiary whose functional currency is INR.  As of December 31, 2013, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells INR/Buys USD Forward	₨	456,000	$7,379	January 2014
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Consolidated Statements of Operations within other expense. As of December 31, 2013, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward		€80,500	$110,696	January 2014
Sells GBP/Buys USD Forward		£3,800	$6,295	January 2014
Sells CAD/Buys USD Forward	C$	41,500	$39,036	January 2014

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Years Ended December 31,
Derivatives not Designated in Hedging Relationships		2013	2012	2011
Foreign Exchange Contracts	Other Expense	$880	$(8,920)	$17,406

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The Company marks its foreign investments to market each quarter based on current exchange rates and records the gain or loss through “Other expense” on its Consolidated Statements of Operations for loan investments or “Accumulated other comprehensive income (loss),” on its Consolidated Balance Sheets for net investments in foreign subsidiaries. During the years ended December 31, 2013, 2012 and 2011, the Company recorded net losses related to foreign investments of $2.0 million, $0.7 million and $2.3 million, in its Consolidated Statements of Operations.
Qualifying cash flow hedges—In August 2013, the Company entered into an interest rate cap agreement to reduce exposure to expected increases in future interest rates and the resulting payments associated with variable interest rate debt. In October 2012, the Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a $28.0 million secured term loan maturing in 2019. The following table presents the Company's qualifying cash flow hedges outstanding as of year ended December 31, 2013 ($ in thousands).

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest Rate Cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Interest Rate Swap	$27,958	LIBOR + 2.00%	3.47%	October 2012	November 2019
During the year ended December 31, 2012, the Company terminated its previously outstanding interest rate swaps in conjunction with the early repayment of its secured term loans (see also Note 8).

Over the next 12 months, the Company expects that $0.4 million will be reclassified to interest expense from cash flow hedges and $0.4 million will be reclassified to income related to terminated cash flow hedges from "Accumulated other comprehensive income (loss)" into earnings.

Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

In connection with its foreign currency derivatives, as of December 31, 2013 and December 31, 2012, the Company has posted collateral of $7.2 million and $9.6 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

Note 11—Equity
The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share and 30.0 million shares of preferred stock. As of December 31, 2013, 144.3 million common shares were issued and 83.7 million common shares were outstanding.
Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding:

For the Year Ended December 31, 2013
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

For the Year Ended December 31, 2012
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

(2)
The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I preferred stock, respectively, during each of the years ended December 31, 2013 and 2012. The Company also declared and paid dividends of $6.7 million on its Series J preferred stock during the year ended December 31, 2013. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

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
Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2012, the Company had $634.2 million of net operating loss carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2032 if unused. The amount net of operating loss carryforwards as of December 31, 2013 will be subject to finalization of the 2013 tax returns. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2013 and 2012 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2013 and 2012 Secured Credit Facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the years ended December 31, 2013 and 2012.

Stock Repurchase Programs—On May 15, 2012, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. In September 2013, the Company's Board of Directors approved an increase in the repurchase limit to $50.0 million from the $16.0 million that remained from the previously approved program.

During the year ended December 31, 2013, the Company repurchased 1.7 million shares of its outstanding Common Stock for approximately $21.0 million, at an average cost of $12.35 per share. During the year ended December 31, 2012, the Company repurchased 0.8 million shares of its outstanding Common Stock for approximately $4.6 million, at an average cost of $5.69 per share. As of December 31, 2013, the Company had remaining authorization to repurchase up to $29.0 million of Common Stock out of the $50.0 million authorized by its Board in 2013.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of December 31,
	2013	2012
Unrealized gains (losses) on available-for-sale securities	$(294)	$867
Unrealized gains on cash flow hedges	662	607
Unrealized losses on cumulative translation adjustment	(4,644)	(2,659)
Accumulated other comprehensive income (loss)	$(4,276)	$(1,185)

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
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013, an aggregate of 4.0 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

Stock-based Compensation—The Company recorded stock-based compensation expense of $19.3 million, $15.3 million and $29.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of December 31, 2013, there was $4.3 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 0.34 years. As of December 31, 2013, approximately $5.2 million of stock-based compensation was included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

Restricted Stock Units
Changes in non-vested restricted stock units during the year ended December 31, 2013 were as follows ($ in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2012	5,276	$5.24	$43,000
Granted	795	$11.88
Vested	(3,271)	$6.33
Forfeited	(21)	$4.94
Non-vested at December 31, 2013	2,779	$5.85	$39,659
The total fair value of restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was $31.6 million, $29.1 million and $15.5 million, respectively.
2013 Activity—During the year ended December 31, 2013, 3,271,272 restricted stock units vested, resulting in the issuance of 1,678,961 shares of Common Stock to employees, net of statutory minimum required tax withholdings. These vested restricted stock units were primarily comprised of (a) 1,719,304 Amended Units which vested in January 2013 (see below), (b) 185,720 service-based restricted stock units granted to employees in February 2011 that cliff vested in February 2013, (c) 164,685 of annual incentive restricted shares granted to employees and vested in February 2013 (see below), (d) 313,334 service-based restricted stock units granted to employees in March 2011 that cliff vested in March 2013, (e) 600,000 service-based restricted stock units granted to the Company's Chairman and Chief Executive Officer in October 2011 that vested in June 2013, and (f) 195,588 performance based restricted stock units granted to employees in February 2013 that vested in December 2013 (see below).

During the year ended December 31, 2013, the Company made stock-based compensation awards to certain employees in the form of annual incentive awards and long-term incentive awards:
Effective February 1, 2013, the Company granted 164,685 shares of our Common Stock in connection with annual incentive awards. The shares are fully-vested and were issued to certain employees, net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.
Effective February 1, 2013, the Company also granted service-based restricted stock units, or Units, representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. As of December 31, 2013, 196,902 units were outstanding.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Dividends will accrue but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units, were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.26% for risk-free interest rate and 50.44% for expected stock price volatility. As of December 31, 2013, 195,547 units measured over the two-year performance period with a vesting date on December 31, 2014 were outstanding. The units measured over the one-year performance period vested, and met the 200% target amount of the original awards, and 195,588 shares were issued.
As of December 31, 2013, the Company had the following additional restricted stock awards outstanding:

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

•
1,696,053 restricted stock units originally granted to executives and other officers of the Company on December 19, 2008 (the "Original Units") and subsequently modified in July 2011 (the "Amended Units"). The number of Amended Units is equal to 75% of the Original Units granted to an employee less, in the case of each executive level employee, the number of restricted stock units granted to the executive in March 2011. The remaining Amended Units will vest on January 1, 2014, so long as the employee remains employed by the Company on the vesting dates, subject to certain accelerated vesting rights in the event of termination of employment without cause. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock. The fair values of the market-condition based restricted stock units, were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these market-condition based awards were 0.092% for risk-free interest rate and 57.75% for expected stock price volatility. The modified December 19, 2008 market-condition based restricted stock units were measured on July 1, 2011, the date the Company's Board of Directors' approved the modification of the award.

•
90,666 service-based restricted stock units granted to employees with an original vesting term of three years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

Directors' Awards—Non-employee directors are awarded common stock equivalents ("CSEs") or restricted shares at the time of the annual shareholders' meeting in consideration for their services on the Company's Board of Directors. The CSEs and restricted shares generally vest at the time of the next annual shareholders meeting and pay dividends in an amount equal to the dividends paid on an equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on the Common Stock.

During the year ended December 31, 2013, the Company awarded to Directors 33,474 CSEs and restricted shares at a fair value per share of $12.30 at the time of grant. These CSEs and restricted shares have a one year vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on Common Stock. In addition, during the year ended December 31, 2013, the Company issued 51,091 shares to a former director in settlement of previously vested CSE awards. As of December 31, 2013, there were 367,134 CSEs and restricted shares granted to members of the Company's Board of Directors that remained outstanding with an aggregate intrinsic value of $5.2 million.

401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual compensation. The Company made gross contributions of approximately $0.9 million, $0.9 million and $0.9 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

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
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2013	2012	2011
Income (loss) from continuing operations	$(220,768)	$(314,678)	$(51,010)
Net (income) loss attributable to noncontrolling interests	(718)	1,500	3,629
Income from sales of residential property	86,658	63,472	5,721
Preferred dividends	(49,020)	(42,320)	(42,320)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(183,848)	$(292,026)	$(83,980)

	For the Years Ended December 31,
	2013	2012	2011
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(177,907)	$(282,452)	$(81,375)
Income (loss) from discontinued operations	623	(16,908)	(5,343)
Gain from discontinued operations	21,515	26,363	24,331
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(155,769)	$(272,997)	$(62,387)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	84,990	83,742	88,688
Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(2.09)	$(3.37)	$(0.91)
Income (loss) from discontinued operations	0.01	(0.20)	(0.06)
Gain from discontinued operations	0.25	0.31	0.27
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(1.83)	$(3.26)	$(0.70)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2013	2012	2011
Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(5,941)	$(9,574)	$(2,605)
Income (loss) from discontinued operations	21	(573)	(171)
Gain from discontinued operations	718	894	779
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(5,202)	$(9,253)	$(1,997)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15
Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(396.07)	$(638.27)	$(173.66)
Income (loss) from discontinued operations	1.40	(38.20)	(11.40)
Gain from discontinued operations	47.87	59.60	51.93
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(346.80)	$(616.87)	$(133.13)

For the years ended December 31, 2013, 2012 and 2011 the following shares were anti-dilutive ($ in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Joint venture shares	298	298	298
Stock options	—	—	44
3.00% convertible senior unsecured notes	16,992	—	—
Series J convertible perpetual preferred stock	15,635	—	—
1.50% convertible senior unsecured notes	11,567	—	—

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
Notes to Consolidated Financial Statements (Continued)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2013
Recurring basis:
Derivative assets	$11,175	$—	$11,175	$—
Derivative liabilities	$1,653	$—	$1,653	$—
Non-recurring basis:
Impaired loans(1)	$115,423	$—	$—	$115,423
Impaired real estate(2)	$35,680	$—	$5,744	$29,936
As of December 31, 2012
Recurring basis:
Derivative liabilities	$3,435	$—	$3,435	$—
Non-recurring basis:
Impaired loans	$57,201	$—	$—	$57,201
Impaired real estate	$31,597	$—	$7,649	$23,948
Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded a recovery of loan losses on one loan with a fair value of $55.5 million based on the loan's remaining loan term of 2.6 years and interest rate of 4.7% using discounted cash flow analysis. In addition, the Company recorded a recovery of loan losses on one loan with a fair value of $53.6 million based upon a letter of intent executed by the borrower as well as recorded an impairment on one loan with a fair value of $6.3 million based upon a settlement agreement executed by the borrower.

(2)
The Company recorded the fair value of two impaired real estate assets with a total fair value of $29.9 million based on a discount rate of 13.0%, average annual rent growth of 4.0% and remaining inventory sell out period with a range of 3.5 to 4.6 years using discounted cash flows.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and debt obligations were $1.4 billion and $4.5 billion, respectively, as of December 31, 2013 and $1.9 billion and $4.9 billion, respectively, as of December 31, 2012. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
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
Derivatives—The Company uses interest rate swaps, interest rate caps and foreign exchange contracts to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In addition, upon adoption of ASU 2011-04, the Company made an

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis. The Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.
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
Loans receivable and other lending investments—The Company estimates the fair value of its performing loans and other lending investments using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The Company determined that the significant inputs used to value its loans and other lending investments fall within Level 3 of the fair value hierarchy. For certain lending investments, the Company uses market quotes, to the extent they are available, or broker quotes that fall within Level 2 of the fair value hierarchy.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
For the Year Ended December 31, 2013
Operating lease income	$—	$147,313	$86,352	$902	$—	$234,567
Interest income	108,015	—	—	—	—	108,015
Other income	4,748	250	38,164	1,474	3,572	48,208
Total revenue	$112,763	$147,563	$124,516	$2,376	$3,572	$390,790
Earnings (loss) from equity method investments	—	2,699	5,546	(5,331)	38,606	41,520
Income from sales of residential property	—	—	82,603	4,055	—	86,658
Net operating income from discontinued operations(2)	—	1,484	1,251	—	—	2,735
Gain from discontinued operations	—	3,395	18,838	—	—	22,233
Revenue and other earnings	$112,763	$155,141	$232,754	$1,100	$42,178	$543,936
Real estate expense	—	(22,565)	(101,044)	(33,832)	—	(157,441)
Other expense	(1,625)	—	—	—	(6,425)	(8,050)
Allocated interest expense(2)	(74,377)	(80,034)	(49,114)	(30,368)	(32,332)	(266,225)
Allocated general and administrative(3)	(13,186)	(14,330)	(9,189)	(12,365)	(23,783)	(72,853)
Segment profit (loss)(4)	$23,575	$38,212	$73,407	$(75,465)	$(20,362)	$39,367
Other significant non-cash items:
Provision for loan losses	$5,489	$—	$—	$—	$—	$5,489
Impairment of assets(2)	$—	$1,176	$12,449	$728	$—	$14,353
Loss on transfer of interest to unconsolidated subsidiary	$—	$—	$—	$7,373	$—	$7,373
Depreciation and amortization(2)	$—	$38,582	$30,599	$1,105	$1,244	$71,530
Capitalized expenditures	$—	$34,076	$41,131	$36,346	$—	$111,553
As of December 31, 2013
Real estate
Real estate, at cost	$—	$1,696,888	$720,508	$803,238	$—	$3,220,634
Less: accumulated depreciation	—	(338,640)	(82,420)	(3,393)	—	(424,453)
Real estate, net	$—	$1,358,248	$638,088	$799,845	$—	$2,796,181
Real estate available and held for sale	—	—	228,328	132,189	—	360,517
Total real estate	$—	$1,358,248	$866,416	$932,034	$—	$3,156,698
Loans receivable and other lending investments, net	1,370,109	—	—	—	—	1,370,109
Other investments	—	16,408	16,032	29,765	145,004	207,209
Total portfolio assets	$1,370,109	$1,374,656	$882,448	$961,799	$145,004	$4,734,016
Cash and other assets						907,995
Total assets						$5,642,011

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
For the Year Ended December 31, 2012(5)
Operating lease income	$—	$149,058	$65,706	$1,527	$—	$216,291
Interest income	133,410	—	—	—	—	133,410
Other income	8,613	—	32,615	2,635	3,975	47,838
Total revenue	$142,023	$149,058	$98,321	$4,162	$3,975	$397,539
Earnings (loss) from equity method investments	—	2,632	25,142	(6,138)	81,373	103,009
Income from sales of residential property	—	—	63,472	—	—	63,472
Net operating income from discontinued operations(2)	—	7,289	886	—	—	8,175
Gain from discontinued operations	—	27,257	—	—	—	27,257
Revenue and other earnings	$142,023	$186,236	$187,821	$(1,976)	$85,348	$599,452
Real estate expense	—	(23,886)	(100,258)	(27,314)	—	(151,458)
Other expense	(4,775)	—	—	—	(12,491)	(17,266)
Allocated interest expense(2)	(111,898)	(92,579)	(69,259)	(44,125)	(38,300)	(356,161)
Allocated general and administrative(3)	(14,263)	(10,618)	(7,572)	(7,405)	(25,705)	(65,563)
Segment profit (loss)(4)	$11,087	$59,153	$10,732	$(80,820)	$8,852	$9,004
Other significant non-cash items:
Provision for loan losses	$81,740	$—	$—	$—	$—	$81,740
Impairment of assets(2)	$—	$6,670	$28,501	$205	$978	$36,354
Depreciation and amortization(2)	$—	$39,250	$28,450	$1,276	$1,810	$70,786
Capitalized expenditures	$—	$10,994	$51,579	$20,497	$—	$83,070
As of December 31, 2012
Real estate
Real estate, at cost	$—	$1,626,810	$704,481	$786,114	$—	$3,117,405
Less: accumulated depreciation	—	(310,605)	(65,409)	(2,292)	—	(378,306)
Real estate, net	$—	$1,316,205	$639,072	$783,822	$—	$2,739,099
Real estate available and held for sale	—	—	454,587	181,278	—	635,865
Total real estate	$—	$1,316,205	$1,093,659	$965,100	$—	$3,374,964
Loans receivable and other lending investments, net	1,829,985	—	—	—	—	1,829,985
Other investments	—	16,380	25,745	5,493	351,225	398,843
Total portfolio assets	$1,829,985	$1,332,585	$1,119,404	$970,593	$351,225	$5,603,792
Cash and other assets						556,207
Total assets						$6,159,999

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
For the Year Ended December 31, 2011(5)
Operating lease income	$—	$144,548	$51,153	$171	$—	$195,872
Interest income	226,871	—	—	—	—	226,871
Other income	3,176	—	32,538	1,637	2,371	39,722
Total revenue	$230,047	$144,548	$83,691	$1,808	$2,371	$462,465
Earnings (loss) from equity method investments	—	2,566	(626)	(7,213)	100,364	95,091
Income from sales of residential property	—	—	5,721	—	—	5,721
Net operating income from discontinued operations(2)	—	14,135	(937)	—	—	13,198
Gain from discontinued operations	—	25,110	—	—	—	25,110
Revenue and other earnings	$230,047	$186,359	$87,849	$(5,405)	$102,735	$601,585
Real estate expense	—	(25,054)	(92,012)	(21,648)	—	(138,714)
Other expense	(2,866)	—	—	—	(8,204)	(11,070)
Allocated interest expense(2)	(156,163)	(75,844)	(52,774)	(40,480)	(20,653)	(345,914)
Allocated general and administrative(3)	(19,934)	(9,681)	(6,737)	(6,959)	(32,026)	(75,337)
Segment profit (loss)(4)	$51,084	$75,780	$(63,674)	$(74,492)	$41,852	$30,550
Other significant non-cash items:
Provision for loan losses	$46,412	$—	$—	$—	$—	$46,412
Impairment of assets(2)	$—	$668	$21,030	$(184)	$872	$22,386
Depreciation and amortization(2)	$—	$42,080	$18,169	$1,534	$2,145	$63,928
Capitalized expenditures	$—	$8,699	$38,477	$16,993	$—	$64,169

Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's equity investment in LNR of $205.8 million as of December 31, 2012 and the Company's share of equity in earnings from LNR of $16.5 million, $60.7 million and $53.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 6 for further details on the Company's investment in LNR and summarized financial information of LNR.

(2)	Includes related amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

(3)	General and administrative excludes stock-based compensation expense of $19.3 million, $15.3 million and $29.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(4)	The following is a reconciliation of segment profit (loss) to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Segment profit (loss)	$39,367	$9,004	$30,550
Less: Provision for loan losses	(5,489)	(81,740)	(46,412)
Less: Impairment of assets(2)	(14,353)	(36,354)	(22,386)
Less: Loss on transfer of interest to unconsolidated subsidiary	(7,373)	—	—
Less: Stock-based compensation expense	(19,261)	(15,293)	(29,702)
Less: Depreciation and amortization(2)	(71,530)	(70,786)	(63,928)
Less: Income tax (expense) benefit(2)	596	(8,445)	4,719
Add: Gain (loss) on early extinguishment of debt, net	(33,190)	(37,816)	101,466
Net income (loss)	$(111,233)	$(241,430)	$(25,693)

(5)
The prior periods' presentation have been conformed for the change in the methodology of allocating interest expense and general and administrative expenses to each segment based on gross carrying value of assets. The allocation was previously based on carrying value of assets net of accumulated depreciation and amortization and general loan loss reserves.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16—Quarterly Financial Information (Unaudited)
The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2013:
Revenue(1)	$101,073	$95,696	$99,919	$94,102
Net income (loss)	$(45,992)	$(18,590)	$(14,398)	$(32,253)
Earnings per common share data:
Net income (loss) attributable to iStar Financial Inc.	$(47,043)	$(18,757)	$(14,087)	$(32,064)
Basic and diluted earnings per share	$(0.68)	$(0.36)	$(0.31)	$(0.49)
Weighted average number of common shares—basic and diluted	84,617	85,392	85,125	84,824
Earnings per HPU share data:
Net income (loss) attributable to iStar Financial Inc.	$(1,939)	$(1,016)	$(866)	$(1,381)
Basic and diluted earnings per share	$(129.26)	$(67.73)	$(57.74)	$(92.07)
Weighted average number of HPU shares—basic and diluted	15	15	15	15
	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2012(2):
Revenue(1)	$96,421	$93,462	$106,886	$100,770
Net income (loss)	$(79,948)	$(64,306)	$(51,129)	$(46,048)
Earnings per common share data:
Net income (loss) attributable to iStar Financial Inc.	$(79,810)	$(63,640)	$(50,407)	$(46,073)
Basic and diluted earnings per share	$(1.04)	$(0.86)	$(0.70)	$(0.66)
Weighted average number of common shares—basic and diluted	83,674	83,629	84,113	83,556
Earnings per HPU share data:
Net income (loss) attributable to iStar Financial Inc.	$(2,966)	$(2,436)	$(1,991)	$(1,861)
Basic and diluted earnings per share	$(197.73)	$(162.40)	$(132.73)	$(124.07)
Weighted average number of HPU shares—basic and diluted	15	15	15	15

Explanatory Notes:
_______________________________________________________________________________

(1)
All periods have been adjusted to reflect the impact of properties sold during 2013 and 2012 and properties classified as held for sale as of December 31, 2013, which are reflected in "Income (loss) from discontinued operations on the Consolidated Statements of Operations.

(2)
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17—Subsequent Events
In February 2014, the Company partnered with a sovereign wealth fund to form a venture in which the partners plan to contribute up to an aggregate $500 million of equity to acquire and develop up to $1.25 billion of net lease assets over time. The Company owns approximately 52% of the venture and will be responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. The venture’s first investment was acquired by the Company for $93.6 million during 2013 and was subsequently sold to the venture.

iStar Financial Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
($ in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2011
Reserve for loan losses(1)(2)	$814,625	$46,412	$—	$(214,413)	$646,624
Allowance for doubtful accounts(2)	1,376	2,292	—	—	3,668
Allowance for deferred tax assets(2)	29,921	(19,968)	40,936	—	50,889
	$845,922	$28,736	$40,936	$(214,413)	$701,181
For the Year Ended December 31, 2012
Reserve for loan losses(1)(2)	$646,624	$81,740	$—	$(203,865)	$524,499
Allowance for doubtful accounts(2)	3,668	1,928	—	—	5,596
Allowance for deferred tax assets(2)	50,889	(9,833)	(176)	—	40,880
	$701,181	$73,835	$(176)	$(203,865)	$570,975
For the Year Ended December 31, 2013
Reserve for loan losses(1)(2)	$524,499	$5,489	$—	$(152,784)	$377,204
Allowance for doubtful accounts(2)	5,596	261	—	—	5,857
Allowance for deferred tax assets(2)	40,880	(4,473)	19,855	—	56,262
	$570,975	$1,277	$19,855	$(152,784)	$439,323

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 5 to the Company's Consolidated Financial Statements.

(2)	See Note 3 to the Company's Consolidated Financial Statements.

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2013
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Arizona	OAZ006	$—	(1)	$10,780	$36,336	$(958)	$10,780	$35,378	$46,158	$4,159	2011	40.0
Arizona	OAZ002	—	(1)	1,033	6,652	951	1,033	7,603	8,636	2,518	1999	40.0
Arizona	OAZ003	—	(1)	1,033	6,652	205	1,033	6,857	7,890	2,417	1999	40.0
Arizona	OAZ004	—	(1)	1,033	6,652	197	1,033	6,849	7,882	2,385	1999	40.0
Arizona	OAZ005	—	(1)	701	4,339	—	701	4,339	5,040	1,537	1999	40.0
California	OCA002	—		4,139	5,064	1,596	4,139	6,660	10,799	1,946	2002	40.0
Colorado	OCO001	—	(1)	1,757	16,930	5,506	1,757	22,436	24,193	7,838	1999	40.0
Colorado	OCO002	5,787	(1)	—	16,752	48	—	16,800	16,800	4,935	2002	40.0
Florida	OFL001	—	(1)	2,517	14,484	2,518	2,517	17,002	19,519	1,554	2010	40.0
Georgia	OGA001	—	(1)	905	6,744	90	905	6,834	7,739	2,776	1999	40.0
Georgia	OGA002	—	(1)	5,709	49,091	22,033	5,709	71,124	76,833	22,710	1999	40.0
Illinois	OIL001	21,657		6,153	14,993	14,370	6,153	29,363	35,516	98	1999	40.0
Maryland	OMD001	12,894	(1)	1,800	18,706	790	1,800	19,496	21,296	5,532	2002	40.0
Massachusetts	OMA001	13,421	(1)	1,600	21,947	276	1,600	22,223	23,823	6,548	2002	40.0
Michigan	OMI001	—		5,374	137,956	(2,541)	5,374	135,415	140,789	21,108	2007	40.0
New Jersey	ONJ001	53,514		7,726	74,429	10	7,724	74,441	82,165	20,586	2002	40.0
New Jersey	ONJ002	12,141	(1)	1,008	13,763	(81)	1,008	13,682	14,690	3,383	2004	40.0
New Jersey	ONJ003	18,350	(1)	2,456	28,955	505	2,456	29,460	31,916	7,224	2004	40.0
Pennsylvania	OPA001	—	(1)	690	26,098	(49)	690	26,049	26,739	8,005	2001	40.0
Tennessee	OTN001	—		2,702	25,129	(17,064)	2,702	8,065	10,767	7,878	1999	40.0
Texas	OTX001	—	(1)	1,364	10,628	5,644	2,373	15,263	17,636	5,034	1999	40.0
Texas	OTX002	—	(1)	1,233	15,160	158	1,233	15,318	16,551	5,095	1999	40.0
Texas	OTX003	—	(1)	2,932	31,235	12,403	2,932	43,638	46,570	14,363	1999	40.0
Texas	OTX004	—	(1)	1,230	5,660	482	1,230	6,142	7,372	2,143	1999	40.0
Virginia	OVA001	—		17,030	52,349	—	17,030	52,349	69,379	25	2013	40.0
Wisconsin	OWI001	—		1,875	13,914	(6,147)	1,875	7,767	9,642	4,573	1999	40.0
Subtotal		$137,764		$84,780	$660,618	$40,942	$85,787	$700,553	$786,340	$166,370
INDUSTRIAL FACILITIES:
Arizona	IAZ001	—	(1)	2,519	7,481	1,023	2,519	8,504	11,023	1,093	2009	40.0
Arizona	IAZ002	—	(1)	3,279	5,221	1,267	3,279	6,488	9,767	839	2009	40.0
California	ICA001	18,031	(1)	11,635	19,515	5,943	11,635	25,458	37,093	3,860	2007	40.0
California	ICA005	—	(1)	654	4,591	2,044	654	6,635	7,289	2,338	1999	40.0
California	ICA006	—	(1)	1,086	7,964	2,876	1,086	10,840	11,926	4,063	1999	40.0
California	ICA007	—	(1)	4,880	12,367	3,550	4,880	15,917	20,797	5,170	1999	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2013
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
California	ICA008	—	(1)	6,857	8,378	1,643	6,856	10,022	16,878	2,976	2002	40.0
California	ICA009	—	(1)	4,095	8,323	1,411	4,095	9,734	13,829	3,256	1999	40.0
California	ICA010	—		5,051	6,170	2,013	5,051	8,183	13,234	2,135	2002	40.0
California	ICA012	—	(1)	3,044	3,716	3,002	3,044	6,718	9,762	1,928	2002	40.0
California	ICA013	—	(1)	2,633	3,219	290	2,633	3,509	6,142	1,150	2002	40.0
California	ICA014	—		4,600	5,627	2,497	4,600	8,124	12,724	2,212	2002	40.0
California	ICA015	—		5,617	6,877	5,501	5,619	12,376	17,995	5,867	2002	40.0
California	ICA016	27,958		15,708	27,987	8,665	15,708	36,652	52,360	14,970	2004	40.0
California	ICA017	—	(1)	808	8,306	588	808	8,894	9,702	3,014	1999	40.0
Colorado	ICO001	—		832	1,379	—	832	1,379	2,211	254	2006	40.0
Florida	IFL001	—		322	323	64	322	387	709	71	2006	40.0
Florida	IFL002	15,620	(1)	3,510	20,846	8,279	3,510	29,125	32,635	4,067	2007	40.0
Florida	IFL004	—	(1)	3,048	8,676	—	3,048	8,676	11,724	3,073	1999	40.0
Florida	IFL005	—	(1)	1,612	4,586	(1,408)	1,241	3,549	4,790	677	1999	40.0
Florida	IFL006	—	(1)	1,476	4,198	(4,497)	450	727	1,177	435	1999	40.0
Georgia	IGA001	13,596	(1)	2,791	24,637	349	2,791	24,986	27,777	3,863	2007	40.0
Hawaii	IHI001	—		7,477	23,623	369	7,477	23,992	31,469	2,356	2010	40.0
Indiana	IIN001	—	(1)	462	9,224	—	462	9,224	9,686	2,011	2007	40.0
Massachusetts	IMA001	18,706	(1)	7,439	21,774	10,979	7,439	32,753	40,192	4,572	2007	40.0
Michigan	IMI001	—	(1)	598	9,814	1	598	9,815	10,413	2,162	2007	40.0
Minnesota	IMN001	—	(1)	403	1,147	(344)	1,206	—	1,206	—	1999	40.0
Minnesota	IMN002	—	(1)	6,705	17,690	—	6,225	18,170	24,395	4,047	2005	40.0
North Carolina	INC001	—	(1)	680	5,947	—	680	5,947	6,627	1,390	2004	40.0
New Jersey	INJ001	21,695	(1)	8,368	15,376	21,141	8,368	36,517	44,885	5,172	2007	40.0
New York	INY001	—	(1)	1,796	5,108	4	1,796	5,112	6,908	1,811	1999	40.0
Texas	ITX002	—		594	716	—	594	716	1,310	132	2006	40.0
Texas	ITX003	—		3,617	3,432	—	3,617	3,432	7,049	633	2006	40.0
Texas	ITX004	13,499	(1)	1,631	27,858	(416)	1,631	27,442	29,073	4,186	2007	40.0
Texas	ITX005	—	(1)	1,314	8,903	46	1,314	8,949	10,263	3,165	1999	40.0
Virginia	IVA001	14,560	(1)	2,619	28,481	142	2,619	28,623	31,242	4,424	2007	40.0
Subtotal		$143,665		$129,760	$379,480	$77,022	$128,687	$457,575	$586,262	$103,372
LAND:
Arizona	LAZ002	—	(1)	13,170	5,144	64	13,170	5,208	18,378	343	2011	0.0
Arizona	LAZ001	—		96,700	—	—	96,700	—	96,700	—	2010	0.0
California	LCA002	—		28,464	2,836	—	28,464	2,836	31,300	1,841	2010	0.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2013
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
California	LCA008	—		30,500	—	—	30,500	—	30,500	—	2011	0.0
California	LCA003	—		87,300	—	(15,643)	71,657	—	71,657	—	2009	0.0
California	LCA004	—		68,155	—	(21,405)	46,750	—	46,750	—	2000	0.0
California	LCA005	—		84,100	—	2	84,102	—	84,102	—	2010	0.0
California	LCA006	—		59,100	—	—	59,100	—	59,100	—	2010	0.0
Florida	LFA001	—		7,600	—	—	7,600	—	7,600	—	2009	0.0
Florida	LFA002	—		8,100	—	—	8,100	—	8,100	—	2009	0.0
Florida	LFA006	—		9,300	—	—	9,300	—	9,300	—	2012	0.0
Florida	LFA003	—		26,600	—	4,413	26,600	4,413	31,013	—	2010	0.0
Florida	LFA004			10,440	—	—	10,440	—	10,440	—	2013	0.0
Florida	LFA005	—		9,300	—	—	9,300	—	9,300	—	2010	0.0
Georgia	LGA001	—		3,800	—	—	3,800	—	3,800	—	2013	0.0
Georgia	LGA002	—	(1)	1,400	—	—	1,400	—	1,400	—	2013	0.0
Illinois	LIL001	—		9,500	—	—	9,500	—	9,500	—	2011	0.0
Maryland	LMD001	—		102,938	—	—	102,938	—	102,938	—	2009	0.0
Maryland	LMD002	—	(1)	2,486	—	—	2,486	—	2,486	290	1999	70.0
New Jersey	LNJ001	—		43,300	—	35,065	78,365	—	78,365	51	2009	0.0
New York	LNY002	—		58,900	—	52	58,900	52	58,952	—	2011	0.0
New York	LNY003	—		3,277	—	—	3,277	—	3,277	—	2013	0.0
New York	LNY001	—		52,461	—	—	52,461	—	52,461	—	2009	0.0
Oregon	LOR001	—		3,674	—	168	3,674	168	3,842	—	2012	0.0
Oregon	LOR002	—		20,326	—	(4,639)	15,687	—	15,687	—	2012	0.0
Texas	LTX001	—	(1)	3,375	—	—	3,375	—	3,375	—	2005	0.0
Texas	LTX002	—	(1)	3,621	—	—	3,621	—	3,621	—	2005	0.0
Virginia	LVA001	—		60,814	—	12,243	73,057	—	73,057	1,158	2009	0.0
Virginia	LVA001	—		11,324	—	(4,217)	7,107	—	7,107	—	2009	0.0
Subtotal		$—		$920,025	$7,980	$6,103	$921,431	$12,677	$934,108	$3,683
ENTERTAINMENT:
Alabama	EAL001	—	(1)	277	359	(3)	277	356	633	88	2004	40.0
Alabama	EAL002	—	(1)	319	414	—	319	414	733	102	2004	40.0
Arizona	EAZ001	—	(1)	793	1,027	—	793	1,027	1,820	253	2004	40.0
Arizona	EAZ002	—	(1)	521	673	(4)	521	669	1,190	166	2004	40.0
Arizona	EAZ003	—	(1)	305	394	(3)	305	391	696	97	2004	40.0
Arizona	EAZ004	—	(1)	630	815	—	630	815	1,445	201	2004	40.0
Arizona	EAZ005	—	(1)	590	764	—	590	764	1,354	188	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2013
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Arizona	EAZ006	—	(1)	476	616	(4)	476	612	1,088	152	2004	40.0
Arizona	EAZ007	—	(1)	654	845	(6)	654	839	1,493	208	2004	40.0
Arizona	EAZ008	—	(1)	666	862	(6)	666	856	1,522	212	2004	40.0
Arizona	EAZ009	—	(1)	460	596	—	460	596	1,056	147	2004	40.0
California	ECA001	—	(1)	1,097	1,421	—	1,097	1,421	2,518	349	2004	40.0
California	ECA002	—	(1)	434	560	1	434	561	995	138	2004	40.0
California	ECA003	—	(1)	332	429	—	332	429	761	106	2004	40.0
California	ECA004	—	(1)	1,642	2,124	(16)	1,642	2,108	3,750	523	2004	40.0
California	ECA005	—	(1)	676	876	—	676	876	1,552	215	2004	40.0
California	ECA006	—	(1)	720	932	—	720	932	1,652	229	2004	40.0
California	ECA007	—	(1)	574	743	(5)	574	738	1,312	183	2004	40.0
California	ECA008	—	(1)	392	508	(4)	392	504	896	125	2004	40.0
California	ECA009	—	(1)	358	464	(3)	358	461	819	114	2004	40.0
California	ECA010	—	(1)	—	18,000	—	—	18,000	18,000	4,336	2003	40.0
California	ECA011	—	(1)	852	1,101	(8)	852	1,093	1,945	271	2004	40.0
California	ECA012	—	(1)	1,572	2,034	—	1,572	2,034	3,606	500	2004	40.0
California	ECA013	—	(1)	—	1,953	25,772	—	27,725	27,725	3,348	2008	40.0
California	ECA014	—	(1)	659	852	(6)	659	846	1,505	210	2004	40.0
California	ECA015	—	(1)	562	729	—	562	729	1,291	179	2004	40.0
California	ECA016	—	(1)	896	1,159	(8)	896	1,151	2,047	285	2004	40.0
Colorado	ECO001	—	(1)	466	602	(5)	466	597	1,063	148	2004	40.0
Colorado	ECO002	—	(1)	640	827	1	640	828	1,468	204	2004	40.0
Colorado	ECO003	—	(1)	729	944	—	729	944	1,673	232	2004	40.0
Colorado	ECO004	—	(1)	536	694	(5)	536	689	1,225	171	2004	40.0
Colorado	ECO005	—	(1)	412	533	—	412	533	945	131	2004	40.0
Colorado	ECO006	—	(1)	901	1,165	(9)	901	1,156	2,057	287	2004	40.0
Connecticut	ECT001	—	(1)	1,097	1,420	(10)	1,097	1,410	2,507	349	2004	40.0
Connecticut	ECT002	—	(1)	330	426	—	330	426	756	105	2004	40.0
Delaware	EDE001	—	(1)	1,076	1,390	4	1,076	1,394	2,470	343	2004	40.0
Florida	EFL001	—	(1)	—	41,809	—	—	41,809	41,809	13,655	2005	27.0
Florida	EFL002	—	(1)	412	531	(3)	412	528	940	131	2004	40.0
Florida	EFL003	—	(1)	6,550	—	17,118	6,533	17,135	23,668	2,853	2006	40.0
Florida	EFL004	—	(1)	1,067	1,382	—	1,067	1,382	2,449	340	2004	40.0
Florida	EFL005	—	(1)	340	439	(3)	340	436	776	108	2004	40.0
Florida	EFL006	—	(1)	401	520	—	401	520	921	128	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2013
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Florida	EFL007	—	(1)	507	655	(5)	507	650	1,157	161	2004	40.0
Florida	EFL008	—	(1)	282	364	(3)	282	361	643	90	2004	40.0
Florida	EFL009	—	(1)	352	455	—	352	455	807	112	2004	40.0
Florida	EFL011	—	(1)	437	567	—	437	567	1,004	139	2004	40.0
Florida	EFL012	—	(1)	532	689	—	532	689	1,221	169	2004	40.0
Florida	EFL014	—	(1)	486	629	—	486	629	1,115	155	2004	40.0
Florida	EFL015	—	(1)	433	561	(4)	433	557	990	138	2004	40.0
Florida	EFL016	—	(1)	497	643	(5)	497	638	1,135	158	2004	40.0
Florida	EFL018	—	(1)	643	833	(6)	643	827	1,470	205	2004	40.0
Florida	EFL019	—	(1)	4,200	18,272	—	4,200	18,272	22,472	4,041	2005	40.0
Florida	EFL020	—		551	714	(6)	551	708	1,259	175	2004	40.0
Florida	EFL021	—	(1)	364	470	(3)	364	467	831	116	2004	40.0
Florida	EFL022	—	(1)	507	656	—	507	656	1,163	161	2004	40.0
Florida	EFL023	—	(1)	—	19,337	—	—	19,337	19,337	4,276	2005	40.0
Georgia	EGA001	—	(1)	510	660	(5)	510	655	1,165	162	2004	40.0
Georgia	EGA002	—	(1)	286	371	—	286	371	657	91	2004	40.0
Georgia	EGA003	—	(1)	474	613	—	474	613	1,087	151	2004	40.0
Georgia	EGA004	—	(1)	581	752	—	581	752	1,333	185	2004	40.0
Georgia	EGA005	—	(1)	718	930	(7)	718	923	1,641	229	2004	40.0
Georgia	EGA006	—	(1)	546	706	—	546	706	1,252	174	2004	40.0
Georgia	EGA007	—	(1)	502	651	(5)	502	646	1,148	160	2004	40.0
Illinois	EIL001	—	(1)	335	434	—	335	434	769	107	2004	40.0
Illinois	EIL002	—	(1)	481	622	—	481	622	1,103	153	2004	40.0
Illinois	EIL003	—	(1)	8,803	57	30,479	8,803	30,536	39,339	4,819	2006	40.0
Illinois	EIL004	—	(1)	433	560	(5)	433	555	988	138	2004	40.0
Illinois	EIL005	—	(1)	431	557	(4)	431	553	984	137	2004	40.0
Indiana	EIN001	—	(1)	542	701	(5)	542	696	1,238	172	2004	40.0
Kentucky	EKY001	—	(1)	417	539	—	417	539	956	133	2004	40.0
Kentucky	EKY002	—	(1)	365	473	(3)	365	470	835	116	2004	40.0
Maryland	EMD001	—	(1)	428	554	—	428	554	982	136	2004	40.0
Maryland	EMD002	—	(1)	575	745	—	575	745	1,320	183	2004	40.0
Maryland	EMD003	—	(1)	362	468	(3)	362	465	827	115	2004	40.0
Maryland	EMD004	—	(1)	884	1,145	(9)	884	1,136	2,020	282	2004	40.0
Maryland	EMD005	—	(1)	371	481	—	371	481	852	118	2004	40.0
Maryland	EMD006	—	(1)	399	518	(4)	399	514	913	127	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2013
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Maryland	EMD007	—	(1)	649	839	(6)	649	833	1,482	206	2004	40.0
Maryland	EMD008	—	(1)	366	473	(3)	366	470	836	116	2004	40.0
Maryland	EMD009	—	(1)	398	516	(4)	398	512	910	127	2004	40.0
Maryland	EMD011	—	(1)	1,126	1,458	—	1,126	1,458	2,584	359	2004	40.0
Massachusetts	EMA001	—	(1)	523	678	(6)	523	672	1,195	167	2004	40.0
Massachusetts	EMA002	—	(1)	548	711	—	548	711	1,259	175	2004	40.0
Massachusetts	EMA003	—	(1)	519	672	(5)	519	667	1,186	165	2004	40.0
Massachusetts	EMA004	—	(1)	344	445	—	344	445	789	109	2004	40.0
Michigan	EMI002	—	(1)	516	667	(5)	516	662	1,178	164	2004	40.0
Michigan	EMI003	—	(1)	554	718	—	554	718	1,272	177	2004	40.0
Michigan	EMI004	—	(1)	387	500	(4)	387	496	883	123	2004	40.0
Michigan	EMI005	—	(1)	533	691	(6)	533	685	1,218	170	2004	40.0
Michigan	EMI006	—	(1)	356	460	—	356	460	816	113	2004	40.0
Minnesota	EMN001	—	(1)	666	861	(6)	666	855	1,521	212	2004	40.0
Minnesota	EMN002	—	(1)	2,962	—	15,384	2,962	15,384	18,346	2,507	2006	40.0
Minnesota	EMN004	—	(1)	2,437	8,715	679	2,437	9,394	11,831	1,939	2006	40.0
Missouri	EMO001	—	(1)	334	432	—	334	432	766	106	2004	40.0
Missouri	EMO002	—	(1)	404	523	(4)	404	519	923	129	2004	40.0
Missouri	EMO003	—	(1)	462	597	(4)	462	593	1,055	147	2004	40.0
Missouri	EMO004	—	(1)	878	1,139	—	878	1,139	2,017	280	2004	40.0
New Jersey	ENJ001	—	(1)	1,560	2,019	(15)	1,560	2,004	3,564	497	2004	40.0
New Jersey	ENJ002	—	(1)	830	1,075	—	830	1,075	1,905	264	2004	40.0
Nevada	ENV001	—	(1)	440	569	(4)	440	565	1,005	140	2004	40.0
New York	ENY001	—	(1)	603	779	(6)	603	773	1,376	192	2004	40.0
New York	ENY002	—	(1)	442	571	—	442	571	1,013	141	2004	40.0
New York	ENY003	—	(1)	562	728	—	562	728	1,290	179	2004	40.0
New York	ENY004	—	(1)	385	499	(3)	385	496	881	123	2004	40.0
New York	ENY005	—	(1)	350	453	—	350	453	803	111	2004	40.0
New York	ENY007	—	(1)	494	640	—	494	640	1,134	157	2004	40.0
New York	ENY006	—	(1)	326	421	—	326	421	747	104	2004	40.0
New York	ENY008	—	(1)	320	414	(3)	320	411	731	102	2004	40.0
New York	ENY009	—	(1)	399	516	(4)	399	512	911	127	2004	40.0
New York	ENY010	—	(1)	959	1,240	(9)	959	1,231	2,190	305	2004	40.0
New York	ENY011	—	(1)	587	761	—	587	761	1,348	187	2004	40.0
New York	ENY012	—	(1)	521	675	(5)	521	670	1,191	166	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2013
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
New York	ENY013	—	(1)	711	920	—	711	920	1,631	226	2004	40.0
New York	ENY014	—	(1)	558	723	(6)	558	717	1,275	178	2004	40.0
New York	ENY015	—	(1)	747	967	—	747	967	1,714	238	2004	40.0
New York	ENY016	—	(1)	683	885	(7)	683	878	1,561	218	2004	40.0
New York	ENY017	—	(1)	1,492	1,933	—	1,492	1,933	3,425	475	2004	40.0
New York	ENY018	—	(1)	1,471	1,904	(14)	1,471	1,890	3,361	468	2004	40.0
North Carolina	ENC001	—	(1)	397	513	—	397	513	910	126	2004	40.0
North Carolina	ENC002	—	(1)	476	615	(4)	476	611	1,087	151	2004	40.0
North Carolina	ENC003	—	(1)	410	530	(4)	410	526	936	130	2004	40.0
North Carolina	ENC004	—	(1)	402	520	(4)	402	516	918	128	2004	40.0
North Carolina	ENC005	—	(1)	948	1,227	—	948	1,227	2,175	302	2004	40.0
North Carolina	ENC006	—	(1)	259	336	(3)	259	333	592	83	2004	40.0
North Carolina	ENC007	—	(1)	349	452	—	349	452	801	111	2004	40.0
North Carolina	ENC008	—	(1)	640	828	—	640	828	1,468	204	2004	40.0
North Carolina	ENC009	—	(1)	409	531	—	409	531	940	130	2004	40.0
North Carolina	ENC010	—	(1)	965	1,249	(10)	965	1,239	2,204	307	2004	40.0
North Carolina	ENC011	—	(1)	475	615	—	475	615	1,090	151	2004	40.0
North Carolina	ENC012	—	(1)	494	638	(4)	494	634	1,128	157	2004	40.0
Ohio	EOH001	—	(1)	434	562	—	434	562	996	138	2004	40.0
Ohio	EOH002	—	(1)	967	1,252	(9)	967	1,243	2,210	308	2004	40.0
Ohio	EOH003	—	(1)	281	365	(3)	281	362	643	90	2004	40.0
Ohio	EOH004	—	(1)	393	508	—	393	508	901	125	2004	40.0
Oklahoma	EOK001	—	(1)	431	557	(4)	431	553	984	137	2004	40.0
Oklahoma	EOK002	—	(1)	954	1,235	—	954	1,235	2,189	304	2004	40.0
Oregon	EOR002	—	(1)	393	508	(4)	393	504	897	125	2004	40.0
Pennsylvania	EPA001	—	(1)	407	527	—	407	527	934	130	2004	40.0
Pennsylvania	EPA002	—	(1)	421	544	—	421	544	965	134	2004	40.0
Pennsylvania	EPA003	—	(1)	409	528	(4)	409	524	933	130	2004	40.0
Pennsylvania	EPA004	—	(1)	407	527	(3)	407	524	931	130	2004	40.0
Puerto Rico	EPR001	—	(1)	950	1,230	—	950	1,230	2,180	303	2004	40.0
Rhode Island	ERI001	—	(1)	850	1,100	(8)	850	1,092	1,942	271	2004	40.0
South Carolina	ESC001	—	(1)	943	1,220	(9)	943	1,211	2,154	300	2004	40.0
South Carolina	ESC002	—	(1)	332	429	—	332	429	761	106	2004	40.0
South Carolina	ESC003	—	(1)	924	1,196	—	924	1,196	2,120	294	2004	40.0
Tennessee	ETN001	—	(1)	260	338	—	260	338	598	83	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2013
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Texas	ETX001	—	(1)	1,045	1,353	—	1,045	1,353	2,398	333	2004	40.0
Texas	ETX002	—	(1)	593	767	(6)	593	761	1,354	189	2004	40.0
Texas	ETX003	—	(1)	985	1,276	—	985	1,276	2,261	314	2004	40.0
Texas	ETX004	—	(1)	838	1,083	(8)	838	1,075	1,913	267	2004	40.0
Texas	ETX005	—	(1)	528	682	(5)	528	677	1,205	168	2004	40.0
Texas	ETX006	—	(1)	480	622	(4)	480	618	1,098	153	2004	40.0
Texas	ETX007	—	(1)	975	1,261	(10)	975	1,251	2,226	310	2004	40.0
Texas	ETX008	—	(1)	1,108	1,433	(10)	1,108	1,423	2,531	353	2004	40.0
Texas	ETX009	—	(1)	425	549	(58)	425	491	916	127	2004	40.0
Texas	ETX010	—	(1)	518	671	—	518	671	1,189	165	2004	40.0
Texas	ETX011	—	(1)	758	981	1	758	982	1,740	241	2004	40.0
Texas	ETX013	—	(1)	375	485	(3)	375	482	857	119	2004	40.0
Texas	ETX014	—	(1)	438	567	(4)	438	563	1,001	140	2004	40.0
Texas	ETX017	—	(1)	561	726	—	561	726	1,287	179	2004	40.0
Texas	ETX018	—	(1)	753	976	—	753	976	1,729	240	2004	40.0
Texas	ETX019	—	(1)	521	675	—	521	675	1,196	166	2004	40.0
Texas	ETX020	—	(1)	634	821	(6)	634	815	1,449	202	2004	40.0
Texas	ETX021	—	(1)	379	491	(4)	379	487	866	121	2004	40.0
Texas	ETX022	—	(1)	592	766	—	592	766	1,358	188	2004	40.0
Utah	EUT001	—	(1)	624	808	—	624	808	1,432	199	2004	40.0
Virginia	EVA001	—	(1)	1,134	1,467	—	1,134	1,467	2,601	361	2004	40.0
Virginia	EVA002	—	(1)	845	1,094	—	845	1,094	1,939	269	2004	40.0
Virginia	EVA003	—	(1)	884	1,145	(9)	884	1,136	2,020	282	2004	40.0
Virginia	EVA004	—	(1)	953	1,233	(10)	953	1,223	2,176	303	2004	40.0
Virginia	EVA005	—	(1)	487	632	—	487	632	1,119	155	2004	40.0
Virginia	EVA006	—	(1)	425	550	(4)	425	546	971	135	2004	40.0
Virginia	EVA007	—	(1)	1,151	1,490	(11)	1,151	1,479	2,630	367	2004	40.0
Virginia	EVA008	—	(1)	546	707	—	546	707	1,253	174	2004	40.0
Virginia	EVA009	—	(1)	851	1,103	—	851	1,103	1,954	271	2004	40.0
Virginia	EVA010	—	(1)	819	1,061	—	819	1,061	1,880	261	2004	40.0
Virginia	EVA011	—	(1)	958	1,240	—	958	1,240	2,198	305	2004	40.0
Virginia	EVA012	—	(1)	788	1,020	(8)	788	1,012	1,800	251	2004	40.0
Virginia	EVA013	—	(1)	554	716	(5)	554	711	1,265	176	2004	40.0
Washington	EWA001	—	(1)	1,500	6,500	—	1,500	6,500	8,000	1,927	2003	40.0
Wisconsin	EWI001	—	(1)	521	673	2	521	675	1,196	166	2004	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2013
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Wisconsin	EWI002	—	(1)	413	535	—	413	535	948	132	2004	40.0
Wisconsin	EWI003	—	(1)	542	702	(6)	542	696	1,238	173	2004	40.0
Wisconsin	EWI004	—	(1)	793	1,025	(8)	793	1,017	1,810	252	2004	40.0
Wisconsin	EWI005	—	(1)	1,124	1,455	—	1,124	1,455	2,579	358	2004	40.0
Subtotal		$—		$133,448	$253,122	$88,867	$133,431	$342,006	$475,437	$77,763
RETAIL:
Arizona	RAZ003	—		2,625	4,875	536	2,625	5,411	8,036	258	2009	40.0
Arizona	RAZ004	—		2,184	4,056	(1,588)	2,184	2,468	4,652	134	2009	0.0
Arizona	RAZ005	—	(1)	2,657	2,666	(277)	2,657	2,389	5,046	225	2011	40.0
California	RCA001	—	(1)	2,569	3,031	150	2,569	3,181	5,750	322	2010	40.0
Colorado	RCO001	—	(1)	2,631	279	5,195	2,607	5,498	8,105	915	2006	40.0
Florida	RFL003	—	(1)	3,950	—	10,285	3,908	10,327	14,235	1,897	2005	40.0
Hawaii	RHI001	—		3,393	21,155	3,332	3,393	24,487	27,880	2,792	2009	40.0
Illinois	RIL002	—		14,934	29,675	1,692	14,934	31,367	46,301	1,495	2012	40.0
Illinois	RIL001	—	(1)	—	336	695	—	1,031	1,031	221	2010	40.0
New Mexico	RNM001	—	(1)	1,733	—	8,370	1,705	8,398	10,103	1,418	2005	40.0
New York	RNY001	—	(1)	731	6,073	699	711	6,792	7,503	1,538	2005	40.0
Pennsylvania	RPA001	—	(1)	5,687	56,950	1,754	5,687	58,704	64,391	4,439	2011	40.0
South Carolina	RSC001	—		2,126	948	(790)	1,337	947	2,284	158	2007	40.0
Texas	RTX001	—	(1)	3,538	4,215	171	3,514	4,410	7,924	1,112	2005	40.0
Texas	RTX002	—		1,225	2,275	(791)	1,225	1,484	2,709	—	2010	0.0
Texas	RTX003	—		630	1,170	(409)	630	761	1,391	—	2010	0.0
Utah	RUT001	—	(1)	3,502	—	5,975	3,502	5,975	9,477	1,082	2005	40.0
Virginia	RVA001	—	(1)	4,720	16,711	—	4,720	16,711	21,431	674	2011	40.0
Washington	RWA001	—		1,301	—	(990)	311	—	311	—	2012	0.0
Subtotal		$—		$60,136	$154,415	$34,009	$58,219	$190,341	$248,560	$18,680
HOTEL:
California	HCA002	—	(1)	4,394	27,030	(871)	4,394	26,159	30,553	10,632	1998	40.0
California	HCA003	—	(1)	3,308	20,623	(664)	3,308	19,959	23,267	8,097	1998	40.0
Colorado	HCO001	—	(1)	1,242	7,865	(253)	1,242	7,612	8,854	3,081	1998	40.0
Georgia	HGA001	—	(1)	6,378	25,514	562	6,378	26,076	32,454	2,813	2010	40.0
Hawaii	HHI001	—	(1)	17,996	17,996	6,971	17,996	24,967	42,963	4,078	2009	40.0
Hawaii	HHI002	—		3,000	12,000	1,090	3,000	13,090	16,090	1,294	2009	0.0
Utah	HUT001	—	(1)	5,620	32,695	(1,058)	5,620	31,637	37,257	12,964	1998	40.0
Washington	HWA004	—	(1)	5,101	32,080	(1,031)	5,101	31,049	36,150	12,580	1998	40.0

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2013
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total		Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Subtotal		$—		$47,039	$175,803	$4,746	$47,039	$180,549	$227,588		$55,539
APARTMENT/RESIDENTIAL:
Arizona	AAZ001	—		2,423	—	1,921	2,423	1,921	4,344		—		2010	0.0
California	ACA001	—	(1)	7,333	29,333	(16,179)	4,097	16,390	20,487		—		2009	0.0
California	ACA002	—	(1)	10,078	40,312	(38,529)	2,372	9,489	11,861		—		2007	0.0
California	ACA003	—	(1)	7,654	17,859	(20,530)	2,296	2,687	4,983		—		2013	0.0
Florida	AFL001	—	(1)	2,394	24,206	(26,239)	32	329	361		—		2009	0.0
Florida	AFL002	—		6,540	15,260	(827)	6,540	14,433	20,973		—		2010	0.0
Florida	AFL003	—		30,900	30,900	(55,614)	3,093	3,093	6,186		—		2011	0.0
Georgia	AGA001	—	(1)	2,963	11,850	5,148	3,992	15,969	19,961		—		2010	0.0
Hawaii	AHI001	—	(1)	8,080	12,120	(18,535)	666	999	1,665		—		2010	0.0
Hawaii	AHI003	—	(1)	3,483	9,417	(10,090)	759	2,051	2,810		—		2009	0.0
Nevada	ANZ001	—	(1)	18,117	106,829	(103,327)	3,134	18,485	21,619		—		2009	0.0
New Jersey	ANJ001	—		36,405	64,719	(89,134)	4,316	7,674	11,990		—		2009	0.0
Pennsylvania	APA001	—		44,438	82,527	(93,932)	11,562	21,471	33,033		—		2012	0.0
Pennsylvania	APA002	—		15,890	29,510	(6,106)	15,891	23,403	39,294		—		2012	0.0
Washington	AWA001	—	(1)	2,342	44,478	(40,189)	333	6,298	6,631		—		2009	0.0
Subtotal		$—		$199,040	$519,320	$(512,162)	$61,506	$144,692	$206,198		$—
MIXED USE:
Arizona	MAZ002	—	(1)	10,182	52,544	17,269	10,031	69,965	79,995		5,035		2011	40.0
California	MCA001	—	(1)	5,869	629	3	5,870	631	6,501		44		2010	0.0
Florida	MFL001	—	(1)	8,450	8,216	(2,960)	8,450	5,256	13,706		1,392		2008	40.0
Georgia	MGA001	—	(1)	4,480	17,916	1,981	4,479	19,897	24,377		496		2010	0.0
Subtotal		$—		$28,981	$79,305	$16,293	$28,830	$95,749	$124,579		$6,967
Total		$281,429		$1,603,209	$2,230,043	$(244,180)	$1,464,930	$2,124,142	$3,589,072	(3) (4)	$432,374	(4)

Explanatory Notes:
_______________________________________________________________________________

(1)	Consists of properties pledged as collateral under the Company's secured credit facilities with a total book value of $1.43 billion.

(2)	Includes impairments and unit sales.

(3)	The aggregate cost for Federal income tax purposes was approximately $3.86 billion at December 31, 2013.

(4)	Includes $7.9 million relating to accumulated depreciation for real estate assets held for sale as of December 31, 2013.

iStar Financial, Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2013
($ in thousands)

1.     Reconciliation of Real Estate:
The following table reconciles Real Estate from January 1, 2011 to December 31, 2013:

	2013	2012	2011
Balance at January 1	$3,763,310	$3,927,750	$3,672,966
Improvements and additions	126,664	111,760	43,671
Acquisitions through foreclosure	31,764	269,100	501,519
Other acquisitions	69,379	—	—
Dispositions	(388,906)	(510,504)	(269,761)
Impairments	(13,139)	(34,796)	(20,645)
Balance at December 31	$3,589,072	$3,763,310	$3,927,750
2.     Reconciliation of Accumulated Depreciation:
The following table reconciles Accumulated Depreciation from January 1, 2011 to December 31, 2013:

	2013	2012	2011
Balance at January 1	$(388,346)	$(356,810)	$(327,682)
Additions	(59,208)	(59,968)	(52,418)
Dispositions	15,180	28,432	23,290
Balance at December 31	$(432,374)	$(388,346)	$(356,810)

iStar Financial Inc.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2013
($ in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)
Senior Mortgages:
Borrower A	Mixed Use/Mixed Collateral	LIBOR + 3.3%	LIBOR + 3.3%	April 2014	IO	$—	$92,446	$92,518
Borrower B(3)	Entertainment/Leisure	17%	17%	April 2009	IO	—	224,223	77,427
Borrower C	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	May 2014	IO	—	66,502	67,263
Borrower D(4)	Industrial/R&D	LIBOR + 4.5%	LIBOR + 4.5%	December 2014	IO	—	65,931	64,497
Borrower E(5)	Land	LIBOR + 3.5%	LIBOR + 3.5%	January 2014	IO	—	58,175	53,569
Borrower F(6)	Land	LIBOR + 1.75%	LIBOR + 1.75%	August 2012	IO	—	75,000	30,808
Borrower G(7)	Retail	LIBOR + 3%	LIBOR + 3%	July 2009	IO	—	48,358	26,553
Borrower H	Retail	8%	8%	April 2017	P&I	—	26,414	26,450
Borrower I(8)	Land	LIBOR + 5.58%	LIBOR + 5.58%	July 2009	IO	—	50,000	26,231
Borrower J	Apartment/Residential	8%	5%	December 2014	IO	—	26,043	26,092
Senior mortgages individually <3%	Apartment/Residential, Retail, Land, Industrial/R&D, Mixed Use/Mixed Collateral, Office, Hotel, Entertainment/Leisure, Other	Fixed: 4% to 13% Variable: LIBOR + 1.5% to LIBOR + 7%	Fixed: 4% to 10% Variable: LIBOR + 0.5% to LIBOR + 7%	2014 to 2024			335,692	275,709
							$1,068,784	$767,117
Subordinate Mortgages:
Borrower K	Other	8%	8%	April 2015	IO	$100,000	$25,000	$24,962
Subordinate mortgages individually <3%	Retail, Mixed Use/Mixed Collateral, Hotel, Other	Fixed: 5% to 14%	Fixed: 8.12% to 14%	2014 to 2018			35,694	35,717
							$60,694	$60,679
Total mortgages							$1,129,478	$827,796

Explanatory Notes:
_______________________________________________________________________________

(1)	Amounts are presented net of asset-specific reserves of $304.5 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.

(2)	The carrying amount of mortgages approximated the federal income tax basis.

(3)	Loan is in default with $224.2 million of principal that is more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status.

(4)	As of December 31, 2013, included a LIBOR interest rate floor of 3.88%.

(5)	As of December 31, 2013, included a LIBOR interest rate floor of 3.50%.

(6)	Loan is in default with $75.0 million of principal that is more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status.

(7)
Loan is in default with $48.4 million of principal that is more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status. As of December 31, 2013, included a LIBOR interest rate floor of 4.0%.

(8)	Loan is in default with $50.0 million of principal that is more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status.

iStar Financial Inc.
Schedule IV—Mortgage Loans on Real Estate (Continued)
As of December 31, 2013
($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2011 to December 31, 2013(1):

	2013	2012	2011
Balance at January 1	$1,421,654	$2,449,554	$4,012,067
Additions:
New mortgage loans	19,249	2,205	20,000
Additions under existing mortgage loans	31,589	29,887	82,598
Other(2)	16,385	33,324	32,922
Deductions(3):
Collections of principal	(636,883)	(700,943)	(1,047,943)
Recovery of (provision for) loan losses	25,011	(121,869)	(93,187)
Transfers to real estate and equity investments	(49,100)	(270,359)	(556,753)
Amortization of premium	(109)	(145)	(150)
Balance at December 31	$827,796	$1,421,654	$2,449,554

Explanatory Notes:
_______________________________________________________________________________

(1)	Balances represent the carrying value of loans, which are net of asset specific reserves.

(2)	Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.

(3)	Amounts are presented net of charge-offs of $152.8 million, $106.9 million and $214.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Item 9.    Changes and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure
None.
Item 9a.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures—The Company has established and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. Both the Chief Executive Officer and the Chief Financial Officer are members of the disclosure committee.
Based upon their evaluation as of December 31, 2013, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
Management's Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the disclosure committee and other members of management, including the Chief Executive Officer and Chief Financial Officer, management carried out its evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2013.
The Company's internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Amended and Restated Charter of the Company (including the Articles Supplementary for each Series of the Company's Preferred Stock).(2)

3.2	Amended and Restated Bylaws of the Company.(3)

3.3	Articles Supplementary for High Performance Common Stock-Series 1.(5)

3.4	Articles Supplementary for High Performance Common Stock-Series 2.(5)

3.5	Articles Supplementary for High Performance Common Stock-Series 3.(5)

3.6	Articles Supplementary relating to Series E Preferred Stock.(6)

3.7	Articles Supplementary relating to Series F Preferred Stock.(33)

3.8	Articles Supplementary relating to Series G Preferred Stock.(8)

3.9	Articles Supplementary relating to Series I Preferred Stock.(10)

3.10	Articles Supplementary relating to Series J Preferred Stock.(18)

4.1	Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate.(6)

4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate.(7)

4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(8)

4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(10)

4.5	Form of 4.50% Series J Cumulative Convertible Perpetual Preferred Stock Certificate.(25)

4.6	Form of Stock Certificate for the Company's Common Stock.(1)

4.7	Form of Global Note evidencing 5.85% Senior Notes due 2017 issued on March 9, 2007.(23)

4.8	Form of Global Note evidencing 5.875% Senior Notes due 2016 issued on February 21, 2006.(17)

4.9	Form of Global Note evidencing 6.05% Senior Notes due 2015 issued on April 21, 2005.(15)

4.10	Form of Global Note evidencing 9.0% Senior Series B Notes due 2017 issued on July 9, 2012.(28)

4.11	Form of Global Note evidencing 7.125% Senior Notes due 2018 issued on November 13, 2012.(30)

4.12	Form of Global Note evidencing 3.00% Convertible Senior Notes due 2016 issued on November 13, 2012.(30)

4.13	Form of Global Note evidencing 3.875% Senior Notes due 2016 issued on May 10, 2013.(32)

4.14	Form of Global Note evidencing 4.875% Senior Notes due 2018 issued on May 10, 2013.(32)

4.15	Form of Rule 144A Global Note evidencing 1.50% Convertible Senior Notes due 2016 issued on November 19, 2013.(12)

4.16	Eighth Supplemental Indenture, dated as of April 21, 2005, governing the 6.05% Senior Notes due 2015.(16)

4.17	Eleventh Supplemental Indenture, dated as of February 21, 2006, governing the 5.875% Senior Notes due 2016.(17)

4.18	First Supplemental Indenture (containing amendments to the 5.70% Notes due 2014), dated as of January 9, 2007.(20)

4.19	Seventeenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.85% Senior Notes due 2017.(22)

4.20	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(4)

4.21	Indenture, dated as of May 8, 2012, between the Company and U.S. Bank National Association governing the 9.0% Senior Series B Notes due 2017.(27)

4.22	Twenty-First Supplemental Indenture, dated as of November 13, 2012 governing the 7.125% Senior Notes due 2018.(30)

4.23	Twenty-Second Supplemental Indenture, dated as of November 13, 2012 governing the 3.00% Convertible Senior Notes due 2016.(30)

4.24	Twenty-Third Supplemental Indenture, dated as of May 10, 2013, governing the 3.875% Senior Notes due 2016.(32)

4.25	Twenty-Fourth Supplemental Indenture, dated as of May 10, 2013, governing the 4.875% Senior Notes due 2018.(32)

4.26	Twenty-Fifth Supplemental Indenture, dated as of November 19, 2013, governing the 1.50% Convertible Senior Notes due 2013.(12)

10.1	iStar Financial Inc. 2009 Long Term Incentive Compensation Plan.(19)

10.2	Performance Retention Grant Agreement, dated as of February 11, 2004.(9)

10.3	Amended and Restated Employment Agreement, dated January 19, 2005, by and between Falcon Financial Investment Trust and Vernon B. Schwartz.(14)

10.4	Non-Employee Directors' Deferral Plan.(11)

10.5	Form of Restricted Stock Unit Award Agreement.(21)

10.6	Form of Restricted Stock Unit Award Agreement (Performance‑Based Vesting).(24)

10.7
Credit Agreement, dated as of March 19, 2012, by the Company, the banks set forth therein and Barclays Bank PLC, as administrative agent, Bank Of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent.(26)

10.8	Security Agreement, dated as of March 19, 2012, made by the Company, and the other parties thereto in favor of Barclays Bank PLC, as administrative agent.(26)

10.9	Security Agreement, dated as of October 15, 2012, made by iStar Tara Holdings LLC, SFI Belmont LLC and the others parties thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent.(29)

10.10	Guarantee Agreement, dated as of October 15, 2012, made by iStar Tara Holdings LLC, SFI Belmont LLC and the others parties thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent.(29)

10.11
Amended and Restated Credit Agreement, dated as of February 11, 2013, by the Company, the banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Barclays Bank, PLC, as syndication agent and Bank of America, N.A., as documentation agent.(31)

12.1	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.

12.2	Computation of Ratio of Adjusted EBITDA to interest expense and preferred dividends.

14.0	iStar Financial Inc. Code of Conduct.(13)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.0	Certifications pursuant to Section 302 of the Sarbanes‑Oxley Act.

32.0	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act.

100	XBRL-related documents

101	Interactive data file

Explanatory Notes:
________________________________________________________________________

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 25, 2013.

(4)	Incorporated by reference from the Company's Form S-3 Registration Statement filed on February 12, 2001.

(5)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

(6)	Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.

(7)	Incorporated by reference from the Company's Current Report on Form 8-A filed on September 25, 2003.

(8)	Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.

(9)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(10)	Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.

(11)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 28, 2004.

(12)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 19, 2013.

(13)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(14)	Incorporated by reference from Falcon Financial Investment Trust's Form 8-K filed on January 24, 2005.

(15)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 20, 2005.

(16)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

(17)	Incorporated by reference from the Company's Current Report on Form 8-K filed on February 24, 2006.

(18)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 18, 2013.

(19)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 27, 2009.

(20)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 16, 2007.

(21)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.

(22)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 15, 2007.

(23)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007.

(24)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.

(25)	Incorporated by reference from the Company's Current Report on Form 8-A filed on March 18, 2013.
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
(28)    Incorporated by reference from the Company's Form S-4 Registration Statement filed on June 8, 2012.
(29)    Incorporated by reference from the Company's Current Report on Form 8-K filed on October 19, 2012.
(30)    Incorporated by reference from the Company's Current Report on Form 8-K filed on November 19, 2012.
(31)    Incorporated by reference from the Company's Current Report on Form 8-K filed on February 15, 2013.
(32)    Incorporated by reference from the Company's Current Report on Form 8-K filed on May 16, 2013.
(33)    Incorporated by reference from the Company's Current Report on Form 8-K filed on September 30, 2003.

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

iSTAR FINANCIAL INC. Registrant
Date:	February 28, 2014	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	February 28, 2014	/s/ DAVID M. DISTASO
David M. DiStaso Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2014	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 28, 2014	/s/ ROBERT W. HOLMAN, JR.
Robert W. Holman, Jr. Director

Date:	February 28, 2014	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 28, 2014	/s/ JOHN G. MCDONALD
John G. McDonald Director

Date:	February 28, 2014	/s/ DALE A. REISS
Dale A. Reiss Director

Date:	February 28, 2014	/s/ BARRY W. RIDINGS
Barry W. Ridings Director