Form 10-Q
period 2014-03-31
ISTAR FINANCIAL INC
filed 2014-05-06
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of May 1, 2014, there were 84,854,672 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	March 31, 2014	December 31, 2013
ASSETS
Real estate
Real estate, at cost	$3,147,119	$3,220,634
Less: accumulated depreciation	(433,149)	(424,453)
Real estate, net	2,713,970	2,796,181
Real estate available and held for sale	334,691	360,517
	3,048,661	3,156,698
Loans receivable and other lending investments, net	1,476,490	1,370,109
Other investments	205,097	207,209
Cash and cash equivalents	409,598	513,568
Restricted cash	50,593	48,769
Accrued interest and operating lease income receivable, net	15,745	14,941
Deferred operating lease income receivable	94,911	92,737
Deferred expenses and other assets, net	186,620	237,980
Total assets	$5,487,715	$5,642,011
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$112,195	$170,831
Debt obligations, net	4,102,050	4,158,125
Total liabilities	4,214,245	4,328,956
Commitments and contingencies	—	—
Redeemable noncontrolling interests	11,353	11,590
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (see Note 11)	4	4
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized,145,471 issued and 84,855 outstanding at March 31, 2014 and 144,334 issued and 83,717 outstanding at December 31, 2013	145	144
Additional paid-in capital	4,013,303	4,022,138
Retained earnings (deficit)	(2,549,079)	(2,521,618)
Accumulated other comprehensive income (loss) (see Note 11)	(5,672)	(4,276)
Treasury stock, at cost, $0.001 par value, 60,617 shares at March 31, 2014 and December 31, 2013	(262,954)	(262,954)
Total iStar Financial Inc. shareholders' equity	1,205,569	1,243,260
Noncontrolling interests	56,548	58,205
Total equity	1,262,117	1,301,465
Total liabilities and equity	$5,487,715	$5,642,011
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Operating lease income	$62,108	$58,015
Interest income	27,914	24,667
Other income	14,584	11,393
Land sales revenue	4,143	—
Total revenues	108,749	94,075
Costs and expenses:
Interest expense	57,456	71,566
Real estate expense	42,613	37,808
Land cost of sales	3,654	—
Depreciation and amortization	18,613	17,324
General and administrative	19,788	21,848
Provision for (recovery of) loan losses	(3,400)	10,206
Impairment of assets	2,979	—
Other expense	221	5,625
Total costs and expenses	141,924	164,377
Income (loss) before earnings from equity method investments and other items	(33,175)	(70,302)
Loss on early extinguishment of debt, net	(1,180)	(9,541)
Earnings from equity method investments	3,177	21,678
Income (loss) from continuing operations before income taxes	(31,178)	(58,165)
Income tax (expense) benefit	507	(4,075)
Income (loss) from continuing operations(1)	(30,671)	(62,240)
Income (loss) from discontinued operations	—	1,246
Gain from discontinued operations	—	5,044
Income from sales of residential property	16,494	23,697
Net income (loss)	(14,177)	(32,253)
Net (income) loss attributable to noncontrolling interests	(454)	189
Net income (loss) attributable to iStar Financial Inc.	(14,631)	(32,064)
Preferred dividends	(12,830)	(10,580)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	889	1,381
Net income (loss) allocable to common shareholders	$(26,572)	$(41,263)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(0.31)	$(0.56)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(0.31)	$(0.49)
Weighted average number of common shares—basic and diluted	84,819	84,824
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(59.27)	$(105.61)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(59.27)	$(92.07)
Weighted average number of HPU shares—basic and diluted	15	15
Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the three months ended March 31, 2014 and 2013 was $(31.3) million and $(62.1) million, respectively. See Note 13 for details on the calculation of earnings per share.

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
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net income (loss)	$(14,177)	$(32,253)
Other comprehensive income (loss):
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(1)	135	74
Unrealized gains/(losses) on available-for-sale securities	68	225
Unrealized gains/(losses) on cash flow hedges	(1,762)	37
Unrealized gains/(losses) on cumulative translation adjustment	163	(615)
Other comprehensive income (loss)	(1,396)	(279)
Comprehensive income (loss)	(15,573)	(32,532)
Net (income) loss attributable to noncontrolling interests	(454)	189
Comprehensive income (loss) attributable to iStar Financial Inc.	$(16,027)	$(32,343)
Explanatory Note:
_______________________________________________________________________________

(1)	Included in "Interest expense" on the Company's Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2014 and 2013
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$22	$4	$9,800	$144	$4,022,138	$(2,521,618)	$(4,276)	$(262,954)	$58,205	$1,301,465
Dividends declared—preferred	—	—	—	—	—	(12,830)	—	—	—	(12,830)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1	(8,589)	—	—	—	—	(8,588)
Net loss for the period(2)	—	—	—	—	—	(14,631)	—	—	938	(13,693)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,396)	—	—	(1,396)
Additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(246)	—	—	—	—	(246)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,595)	(2,595)
Balance at March 31, 2014	$22	$4	$9,800	$145	$4,013,303	$(2,549,079)	$(5,672)	$(262,954)	$56,548	$1,262,117

iStar Financial Inc.
Consolidated Statements of Changes in Equity (Continued)
For the Three Months Ended March 31, 2014 and 2013
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$22	$—	$9,800	$143	$3,832,780	$(2,360,647)	$(1,185)	$(241,969)	$74,210	$1,313,154
Issuance of Preferred Stock	—	4	—	—	193,506	—	—	—	—	193,510
Dividends declared—preferred	—	—	—	—	—	(10,580)	—	—	—	(10,580)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1	(4,692)	—	—	—	—	(4,691)
Net loss for the period(2)	—	—	—	—	—	(32,064)	—	—	330	(31,734)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(279)	—	—	(279)
Additional paid in capital attributable to redeemable noncontrolling interest(4)	—	—	—	—	(1,744)	—	—	—	—	(1,744)
Contributions from noncontrolling interests(3)	—	—	—	—	—	—	—	—	11,079	11,079
Distributions to noncontrolling interests(4)	—	—	—	—	—	—	—	—	(16,623)	(16,623)
Balance at March 31, 2013	$22	$4	$9,800	$144	$4,019,850	$(2,403,291)	$(1,464)	$(241,969)	$68,996	$1,452,092

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the three months ended March 31, 2014 and 2013, net loss shown above excludes $484 and $519, respectively, of net loss attributable to redeemable noncontrolling interests.

(3)	Includes $9.4 million of operating property assets contributed by a noncontrolling partner (see Note 4).

(4)	Includes an $8.8 million payment to redeem a noncontrolling member's interest.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(14,177)	$(32,253)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	(3,400)	10,206
Impairment of assets	2,979	—
Depreciation and amortization	18,613	17,354
Land cost of sales	3,654	—
Payments for withholding taxes upon vesting of stock-based compensation	(13,456)	(9,894)
Non-cash expense for stock-based compensation	2,075	5,202
Amortization of discounts/premiums and deferred financing costs on debt	4,668	5,000
Amortization of discounts/premiums and deferred interest on loans	(12,527)	(6,853)
Earnings from equity method investments	(3,177)	(21,678)
Distributions from operations of equity method investments	8,630	6,109
Deferred operating lease income	(2,691)	(3,592)
Income from sales of residential property	(16,494)	(23,697)
Gain from discontinued operations	—	(5,044)
Loss on early extinguishment of debt, net	1,180	9,541
Repayments and repurchases of debt—debt discount and prepayment penalty	(660)	(20,057)
Other operating activities, net	1,205	1,537
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	(804)	973
Changes in deferred expenses and other assets, net	6,418	(12,420)
Changes in accounts payable, accrued expenses and other liabilities	(42,714)	(4,125)
Cash flows from operating activities	(60,678)	(83,691)
Cash flows from investing activities:
Investment originations and fundings	(193,943)	(13,321)
Acquisitions of and capital expenditures on real estate assets	(30,314)	(25,104)
Repayments of and principal collections on loans	102,928	193,288
Net proceeds from sales of loans	—	37,703
Net proceeds from sales of real estate	157,090	107,192
Distributions from other investments	19,558	13,024
Contributions to other investments	(22,978)	(1,448)
Other investing activities, net	(1,023)	143
Cash flows from investing activities	31,318	311,477
Cash flows from financing activities:
Borrowings from debt obligations	2,067	658,700
Repayments of debt obligations	(60,863)	(846,562)
Preferred dividends paid	(12,830)	(10,580)
Proceeds from issuance of preferred stock	—	193,510
Other financing activities, net	(2,984)	(10,804)
Cash flows from financing activities	(74,610)	(15,736)
Changes in cash and cash equivalents	(103,970)	212,050
Cash and cash equivalents at beginning of period	513,568	256,344
Cash and cash equivalents at end of period	$409,598	$468,394

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—iStar Financial Inc., or the "Company," is a fully-integrated finance and investment company focused on the commercial real estate industry. The Company provides custom-tailored investment capital to high-end private and corporate owners of real estate and invests directly across a range of real estate sectors. The Company, which is taxed as a real estate investment trust, or "REIT," has invested more than $35 billion over the past two decades. The Company's primary business segments are real estate finance, net lease, operating properties and land (see Note 15).

Organization—The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions.

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related Notes to conform to the 2014 presentation.
Principles of Consolidation—The Consolidated Financial Statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in "operating lease income," "earnings from equity method investments," "other income," "real estate expense" and "interest expense" in the Company's Consolidated Statements of Operations. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Consolidated VIEs—As of March 31, 2014, the Company consolidated 5 VIEs for which the Company is considered the primary beneficiary. At March 31, 2014, the total assets of these consolidated VIEs were $212.9 million and total liabilities were $34.1 million. The classifications of these assets are primarily within "real estate, net," "loans receivable and other lending investments, net" and "other investments" on the Company's Consolidated Balance Sheets. The classifications of liabilities are primarily within "debt obligations, net," and "accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company's total unfunded commitments related to consolidated VIEs was $38.8 million as of March 31, 2014.

Unconsolidated VIEs—As of March 31, 2014, 27 of the Company's investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of March 31, 2014, the Company's maximum exposure to loss from these investments does not exceed the sum of the $157.0 million carrying value of the investments, which are classified in "other investments" on the Company's Consolidated Balance Sheets, and $29.4 million of related unfunded commitments.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 3—Summary of Significant Accounting Policies

As of March 31, 2014, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, have not changed materially other than the policies described below.
Real estate
Capitalization—For real estate projects, the Company begins to capitalize qualified development and construction costs, including interest, real estate taxes, compensation and certain other carrying costs incurred which are specifically identifiable to a development project once activities necessary to get the asset ready for its intended use have commenced. If specific allocation of costs is not practicable, the Company will allocate costs based on relative fair value prior to construction or relative sales value, relative size or other value methods as appropriate during construction. The Company ceases capitalization on the portions substantially completed and ready for their intended use.

Dispositions—Revenues from sales of land are recognized in accordance with Accounting Standards Codification ("ASC") 360-20, Real Estate Sales. Sales of land are recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. Revenues from sales of land are included in "Land sales revenue" and costs of land sales are included in "Land cost of sales" on the Company’s Consolidated Statements of Operations.

New Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). This guidance requires disposals of a component of an entity or group of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results to be reported as discontinued operations. Assets and liabilities of a disposal group that includes a discontinued operation must be presented separately in asset and liability sections, respectively, of the Company's Consolidated Balance Sheets for each comparative period. Expanded disclosures about the assets, liabilities, revenues and expenses of discontinued operations are also required. For individually significant disposals that do not qualify as discontinued operations, disclosure of pre-tax income is required. ASU 2014-08 is effective for interim and annual periods beginning on or after December 15, 2014. Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The Company has elected to early adopt ASU 2014-08 beginning with disposals and classifications of assets as held for sale that occurred after December 31, 2013.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Land	Total
As of March 31, 2014
Land and land improvements	$328,143	$132,934	$809,517	$1,270,594
Buildings and improvements	1,283,103	593,422	—	1,876,525
Less: accumulated depreciation and amortization	(343,294)	(86,173)	(3,682)	(433,149)
Real estate, net	$1,267,952	$640,183	$805,835	$2,713,970
Real estate available and held for sale	—	204,653	130,038	334,691
Total real estate	$1,267,952	$844,836	$935,873	$3,048,661
As of December 31, 2013
Land and land improvements	$350,817	$132,934	$803,238	$1,286,989
Buildings and improvements	1,346,071	587,574	—	1,933,645
Less: accumulated depreciation and amortization	(338,640)	(82,420)	(3,393)	(424,453)
Real estate, net	$1,358,248	$638,088	$799,845	$2,796,181
Real estate available and held for sale	—	228,328	132,189	360,517
Total real estate	$1,358,248	$866,416	$932,034	$3,156,698

Real estate available and held for sale—As of March 31, 2014 and December 31, 2013, the Company had $197.7 million and $221.0 million, respectively, of residential properties available for sale in its operating properties portfolio.

Acquisitions—During the three months ended March 31, 2013, the Company acquired, via foreclosure, title to a residential operating property, which previously served as collateral for a loan receivable held by the Company. The Company contributed the residential operating property which had a fair value of $25.5 million, to an entity of which it owns 63%. Based on the control provisions in the partnership agreement, the Company consolidates the entity and reflects its partner's 37% share of equity in "Noncontrolling interests" on the Company's Consolidated Balance Sheets. The acquisition was accounted for at fair value. No gain or loss was recorded in conjunction with this transaction.

Dispositions—During the three months ended March 31, 2014 and 2013, the Company sold residential condominiums for total net proceeds of $47.7 million and $75.2 million, respectively, and recorded income from sales of residential properties totaling $16.5 million and $23.7 million, respectively. During the three months ended March 31, 2014, the Company sold residential lots from two of our master planned community properties for proceeds of $4.1 million and which had cost of sales of $3.7 million. During the same period, the Company also sold properties with a carrying value of $6.7 million for proceeds that approximated carrying value.
During the three months ended March 31, 2014, the Company sold a net lease asset for net proceeds of $93.7 million which approximated carrying value to a newly formed unconsolidated entity in which the Company has a noncontrolling equity interest of 51.9% (see Note 6).
Additionally, during the three months ended March 31, 2014, the Company sold a net lease asset for net proceeds of $7.8 million. The Company recorded an impairment loss of $3.0 million in connection with the sale.
During the three months ended March 31, 2013, the Company sold a commercial operating property with a carrying value of $24.1 million resulting in a net gain of $5.0 million. The gain was recorded as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.
Discontinued Operations—The Company has elected to early adopt ASU 2014-08 beginning with disposals and classifications of assets as held for sale that occurred after December 31, 2013. During the three months ended March 31, 2014, there were no disposals or assets classified as held for sale which were individually significant or represented a strategic shift that

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

has (or will have) a major effect on the Company's operations and financial results. For the three months ended March 31, 2013, income (loss) from discontinued operations was $1.2 million, which includes revenues of $2.4 million and expenses of $1.2 million.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements for the three months ended March 31, 2014 and 2013 were $8.5 million and $7.7 million, respectively, and are included in “Operating lease income” on the Company's Consolidated Statements of Operations.
Allowance for doubtful accounts—As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts related to real estate tenant receivables was $2.4 million and $3.4 million, respectively and the allowance for doubtful accounts related to deferred operating lease income was $2.1 million and $2.5 million, respectively.
Note 5—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	March 31, 2014	December 31, 2013
Senior mortgages	$1,103,471	$1,071,662
Subordinate mortgages	61,764	60,679
Corporate/Partnership loans	527,865	473,045
Total gross carrying value of loans	$1,693,100	$1,605,386
Reserves for loan losses	(370,076)	(377,204)
Total loans receivable, net	$1,323,024	$1,228,182
Other lending investments—securities	153,466	141,927
Total loans receivable and other lending investments, net(1)	$1,476,490	$1,370,109

Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of March 31, 2014 and December 31, 2013 also includes accrued interest of $7.6 million and $6.5 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's Consolidated Balance Sheets.

During the three months ended March 31, 2013, the Company sold loans with total carrying values of $38.3 million, which resulted in a net realized loss of $0.6 million. Gains and losses on sales of loans are included in "Other income" on the Company's Consolidated Statements of Operations.

Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2014	2013
Reserve for loan losses at beginning of period	$377,204	$524,499
Provision for (recovery of) loan losses(1)	(3,400)	10,206
Charge-offs	(3,728)	(12,910)
Reserve for loan losses at end of period	$370,076	$521,795

Explanatory Note:
_______________________________________________________________________________

(1)	For the three months ended March 31, 2014 and 2013, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $5.2 million and $4.6 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of March 31, 2014
Loans	$687,812	$1,003,264	$9,586	$1,700,662
Less: Reserve for loan losses	(339,076)	(31,000)	—	(370,076)
Total	$348,736	$972,264	$9,586	$1,330,586
As of December 31, 2013
Loans	$752,425	$849,613	$9,889	$1,611,927
Less: Reserve for loan losses	(348,004)	(29,200)	—	(377,204)
Total	$404,421	$820,413	$9,889	$1,234,723

Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $0.2 million and a net premium of $0.5 million as of March 31, 2014 and December 31, 2013, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $7.6 million and $4.6 million as of March 31, 2014 and December 31, 2013, respectively.

(3)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.4 million and $0.4 million as of March 31, 2014 and December 31, 2013, respectively. These loans had cumulative principal balances of $9.9 million and $10.2 million, as of March 31, 2014 and December 31, 2013, respectively.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	March 31, 2014		December 31, 2013
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$624,044	2.69	$591,145	2.50
Subordinate mortgages	62,449	3.40	61,364	3.37
Corporate/Partnership loans	494,012	3.66	438,831	3.88
Total	$1,180,505	3.14	$1,091,340	3.11

As of March 31, 2014, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days	Total Past Due	Total
Senior mortgages	$658,085	$—	$448,737	$448,737	$1,106,822
Subordinate mortgages	62,449	—	—	—	62,449
Corporate/Partnership loans	531,391	—	—	—	531,391
Total	$1,251,925	$—	$448,737	$448,737	$1,700,662

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of March 31, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$94,013	$93,286	$—	$3,012	$2,992	$—
With an allowance recorded:
Senior mortgages	$505,745	$502,319	$(297,173)	$650,337	$645,463	$(304,544)
Corporate/Partnership loans	88,054	88,027	(41,903)	99,076	99,067	(43,460)
Subtotal	$593,799	$590,346	$(339,076)	$749,413	$744,530	$(348,004)
Total:
Senior mortgages	$599,758	$595,605	$(297,173)	$653,349	$648,455	$(304,544)
Corporate/Partnership loans	88,054	88,027	(41,903)	99,076	99,067	(43,460)
Total	$687,812	$683,632	$(339,076)	$752,425	$747,522	$(348,004)

Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of March 31, 2014 and December 31, 2013, certain loans modified through troubled debt restructurings with a recorded investment of $167.7 million and $231.8 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$48,512	$501	$63,394	$844
Corporate/Partnership loans	—	—	10,110	120
Subtotal	$48,512	$501	$73,504	$964
With an allowance recorded:
Senior mortgages	$578,041	$53	$911,082	$506
Subordinate mortgages	—	—	53,888	—
Corporate/Partnership loans	93,565	65	62,326	78
Subtotal	$671,606	$118	$1,027,296	$584
Total:
Senior mortgages	$626,553	$554	$974,476	$1,350
Subordinate mortgages	—	—	53,888	—
Corporate/Partnership loans	93,565	65	72,436	198
Total	$720,118	$619	$1,100,800	$1,548

Troubled Debt Restructurings—During the three months ended March 31, 2014 the Company did not modify loans that were determined to be troubled debt restructurings. During the three months ended March 31, 2013, the Company modified one loan that was determined to be a troubled debt restructuring.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The recorded investment in this loan was impacted by the modification as follows, presented by class ($ in thousands):

	For the Three Months Ended March 31,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	—	$—	$—	1	$72,674	$65,000

During the three months ended March 31, 2013, the Company restructured one non-performing loan with a recorded investment of $72.7 million in which the Company received a $13.3 million paydown and accepted a discounted payoff option on this loan. At the time of the restructuring, the Company reclassified the loan from non-performing to performing status as the Company believed the borrower would perform under the modified terms of the agreement. The loan was repaid in January 2014 at the discounted payoff amount.
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of March 31, 2014, the Company had $6.7 million of unfunded commitments associated with modified loans considered troubled debt restructurings.

Securities—As of March 31, 2014, other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
Available-for-Sale Securities
Municipal debt securities	$1,040	$1,040	$47	$1,087	$1,087
Held-to-Maturity Securities
Corporate debt securities	149,176	152,379	—	152,379	152,379
Total	$150,216	$153,419	$47	$153,466	$153,466

Note 6—Other Investments

The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value as of		Equity in Earnings for the Three Months Ended March 31,
	March 31, 2014	December 31, 2013	2014	2013
Real estate equity investments	$82,546	$62,205	$245	$1,763
Other equity method investments	46,605	45,954	1,036	1,753
Madison Funds	45,520	67,782	(402)	2,259
Oak Hill Funds	20,810	21,366	2,298	1,157
LNR	—	—	—	14,746
Total equity method investments	$195,481	$197,307	$3,177	$21,678
Other	9,616	9,902
Total other investments	$205,097	$207,209

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

Beginning in September 2012, the Company and other owners of LNR entered into negotiations with potential purchasers of LNR. After an extensive due diligence and negotiation process, the LNR owners entered into a definitive contract to sell LNR in January 2013 at a fixed sale price which, from the Company's perspective, reflected in part the Company's then-current expectations about the future results of LNR and potential volatility in its business. The definitive sale contract provided that LNR would not make cash distributions to its owners during the fourth quarter of 2012 through the closing of the sale. Notwithstanding the fixed terms of the contract, our investment balance in LNR increased due to equity in earnings recorded which resulted in our recognition of other than temporary impairment on our investment during the year ended December 31, 2013. In April 2013, the Company completed the sale of its 24% equity interest in LNR and received $220.3 million in net proceeds. Approximately $25.2 million of net proceeds were placed in escrow for potential indemnification obligations, which was released to the Company in April 2014.
The following table represents investee level summarized financial information for LNR ($ in thousands)(1):

For the Three Months Ended December 31,
2012
Income Statements
Total revenue(2)	$77,780
Income tax (expense) benefit	$(279)
Net income attributable to LNR	$189,249
iStar's ownership percentage	24%
iStar's equity in earnings from LNR(3)	$45,375

Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded its investment in LNR, which was sold in April 2013, on a one quarter lag. Therefore, the amounts in the Company's financial statements for the three months ended March 31, 2013 were based on balances and results from LNR for the three months ended December 31, 2012.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been included in the amounts presented above. For the three months ended December 31, 2012, total revenue presented above includes $29.3 million of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

(3)	During the three months ended March 31, 2013, the Company recorded an other than temporary impairment of $30.9 million.

The following table reconciles the activity related to the Company's investment in LNR for the three months ended March 31, 2013 ($ in thousands):

	For the Three Months Ended March 31, 2013
Carrying value of LNR at beginning of period	$205,773
Equity in earnings of LNR for the period	$45,375	(a)
Balance before other than temporary impairment	$251,148
Other than temporary impairment	$(30,867)	(b)
Carrying value of LNR at end of period	$220,281
For the three months ended March 31, 2013, the amount that was recognized as income in the Company's Consolidated Statements of Operations is the sum of items (a) and (b), or $14.7 million.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Madison Funds—As of March 31, 2014, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are variable interest entities and that the Company is not the primary beneficiary.
Oak Hill Funds—As of March 31, 2014, the Company owned a 5.92% interest in OHA Strategic Credit Master Fund, L.P. ("OHASCF"). OHASCF was formed to acquire and manage a diverse portfolio of assets, investing in distressed, stressed and undervalued loans, bonds, equities and other investments. The Company determined that this entity is a variable interest entity and that the Company is not the primary beneficiary.
Real estate equity investments—During the three months ended March 31, 2014, the Company sold a net lease asset for net proceeds of $93.7 million to a newly formed unconsolidated entity in which the Company contributed $17.7 million for a noncontrolling equity interest of approximately 51.9%. The Company partnered with a sovereign wealth fund to form the venture in which the partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the net lease venture own a total of 0.6% equity ownership in the venture via co-investment. These executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. As of March 31, 2014, the Company had a recorded equity interest of $17.1 million.

In addition, as of March 31, 2014, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 31% to 76%, comprised of investments of $16.4 million in net lease assets, $15.8 million in operating properties and $33.3 million in land assets. As of December 31, 2013, the Company's real estate equity investments included $16.4 million in net lease assets, $16.0 million in operating properties and $29.8 million in land assets. One of the Company's equity investments in operating properties represents a 33% interest in residential property units. For the three months ended March 31, 2013, the Company's earnings from its interest in this property includes income from sales of residential units of $2.5 million.

Other investments—The Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2014	December 31, 2013
Intangible assets, net(1)	$60,014	$100,652
Other receivables	25,939	34,655
Deferred financing fees, net(2)	31,048	33,591
Leasing costs, net(3)	22,240	21,799
Corporate furniture, fixtures and equipment, net(4)	6,190	6,557
Other assets	41,189	40,726
Deferred expenses and other assets, net	$186,620	$237,980

Explanatory Notes:
_______________________________________________________________________________

(1)
Intangible assets, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible assets was $34.6 million and $38.1 million as of March 31, 2014 and December 31, 2013, respectively. The amortization of above market leases decreased operating lease income on the Company's Consolidated Statements of Operations by $2.3 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. The amortization expense for other intangible assets was $2.5 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in “Depreciation and amortization” on the Company's Consolidated Statements of Operations.

(2)	Accumulated amortization on deferred financing fees was $11.5 million and $9.9 million as of March 31, 2014 and December 31, 2013, respectively.

(3)	Accumulated amortization on leasing costs was $7.0 million and $7.1 million as of March 31, 2014 and December 31, 2013, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $6.4 million and $6.2 million as of March 31, 2014 and December 31, 2013, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2014	December 31, 2013
Accrued expenses	$31,230	$58,840
Accrued interest payable	29,378	40,015
Intangible liabilities, net(1)	13,619	26,223
Other liabilities	37,968	45,753
Accounts payable, accrued expenses and other liabilities	$112,195	$170,831

Explanatory Note:
_______________________________________________________________________________

(1)
Intangible liabilities, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible liabilities was $4.5 million and $4.6 million as of March 31, 2014 and December 31, 2013, respectively. The amortization of intangible liabilities increased operating lease income on the Company's Consolidated Statements of Operations by $0.7 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of
	March 31, 2014	December 31, 2013
Deferred tax assets(1)	$56,801	$55,962
Valuation allowance	(56,801)	(55,962)
Net deferred tax assets (liabilities)	$—	$—
Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of March 31, 2014 include real estate basis differences of $33.3 million, net operating loss carryforwards of $16.0 million and investment basis differences of $7.5 million. Deferred tax assets as of December 31, 2013 include real estate basis differences of $33.0 million, net operating loss carryforwards of $14.9 million and investment basis differences of $8.1 million.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Debt Obligations, net

As of March 31, 2014 and December 31, 2013, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	March 31, 2014	December 31, 2013	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2012 Tranche A-2 Facility	$418,145	$431,475	LIBOR + 5.75%	(1)	March 2017
February 2013 Secured Credit Facility	1,333,372	1,379,407	LIBOR + 3.50%	(2)	October 2017
Term loans collateralized by net lease assets	278,726	278,817	4.851% - 7.26%	(3)	Various through 2026
Total secured credit facilities and term loans	$2,030,243	$2,089,699
Unsecured notes:
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	265,000	3.875%		July 2016
3.0% senior convertible notes(4)	200,000	200,000	3.0%		November 2016
1.50% senior convertible notes(5)	200,000	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	275,000	9.0%		June 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
Total unsecured notes	$2,006,890	$2,006,890
Other debt obligations:
Other debt obligations	$100,000	$100,000	LIBOR + 1.50%		October 2035
Total debt obligations	$4,137,133	$4,196,589
Debt discounts, net	(35,083)	(38,464)
Total debt obligations, net	$4,102,050	$4,158,125

Explanatory Notes:
_______________________________________________________________________________

(1)	These loans each have a LIBOR floor of 1.25%. As of March 31, 2014, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

(2)	This loan has a LIBOR floor of 1.00%. As of March 31, 2014, inclusive of the floor, the February 2013 Secured Credit Facility incurred interest at a rate of 4.50%.

(3)	Includes a loan with a floating rate of LIBOR plus 2.00% and a loan with a floating rate of LIBOR plus 2.75%.

(4)
The Company's 3.0% senior convertible fixed rate notes due November 2016 ("3.0% Convertible Notes") are convertible at the option of the holders, into 85.0 shares per $1,000 principal amount of 3.0% Convertible Notes, at any time prior to the close of business on November 14, 2016.

(5)
The Company's 1.50% senior convertible fixed rate notes due November 2016 ("1.50% Convertible Notes") are convertible at the option of the holders, into 57.8 shares per $1,000 principal amount of 1.50% Convertible Notes, at any time prior to the close of business on November 14, 2016.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2014, future scheduled maturities of outstanding long-term debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2014 (remaining nine months)	$—	$23,603	$23,603
2015	105,765	—	105,765
2016	926,403	—	926,403
2017	374,722	1,751,517	2,126,239
2018	600,000	16,611	616,611
Thereafter	100,000	238,512	338,512
Total principal maturities	$2,106,890	$2,030,243	$4,137,133
Unamortized debt discounts, net	(10,430)	(24,653)	(35,083)
Total long-term debt obligations, net	$2,096,460	$2,005,590	$4,102,050

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
Borrowings under the February 2013 Secured Credit Facility are collateralized by a first lien on a fixed pool of assets, with required minimum collateral coverage of not less than 125% of outstanding borrowings. If collateral coverage is less than 137.5% of outstanding borrowings, 100% of the proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the February 2013 Secured Credit Facility. For so long as collateral coverage is between 137.5% and 150% of outstanding borrowings, 50% of proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the February 2013 Secured Credit Facility and for so long as collateral coverage is greater than 150% of outstanding borrowings, the Company may retain all proceeds from principal repayments and sales of collateral. The Company retains proceeds from interest, rent, lease payments and fee income in all cases. At March 31, 2014, the Company's collateral coverage on the February 2013 Secured Credit Facility exceeded 137.5%.
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
Through March 31, 2014, the Company has made cumulative amortization repayments of $373.6 million on the February 2013 Secured Credit Facility bringing the outstanding balance to $1.33 billion. Repayments of the February 2013 Secured Credit Facility prior to the scheduled maturity date have resulted in losses on early extinguishment of debt of $0.9 million for the three months ended March 31, 2014 related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. The remaining $25.6 million of unamortized fees and discounts from the October 2012 Secured Credit Facility outstanding at the time of refinancing will continue to be amortized into interest expense over the remaining term of the February 2013 Secured Credit Facility.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

at maturity $606.7 million aggregate principal amount of the Company's convertible notes due October 2012, to fully repay the $244.0 million balance on the Company's unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of its 5.50% senior unsecured notes.

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The 2012 Tranche A-1 Facility required amortization payments of $41.0 million to be made every six months beginning December 31, 2012. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Proceeds from principal repayments and sales of collateral will be used to amortize the 2012 Tranche A-2 Facility. The Company may make optional prepayments on each tranche of term loans, subject to prepayment fees. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates resulted in losses on early extinguishment of debt of $3.0 million during the three months ended March 31, 2013 related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

Additionally, through March 31, 2014, the Company made cumulative amortization repayments of $51.9 million on the 2012 Tranche A-2 Facility. For the three months ended March 31, 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.3 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

Encumbered/Unencumbered Assets—As of March 31, 2014 and December 31, 2013, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2014		December 31, 2013
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,589,847	$1,124,123	$1,644,463	$1,151,718
Real estate available and held for sale	129,005	205,686	152,604	207,913
Loans receivable and other lending investments, net(1)	836,572	670,918	860,557	538,752
Other investments	21,034	184,063	24,093	183,116
Cash and other assets	—	757,467	—	907,995
Total	$2,576,458	$2,942,257	$2,681,717	$2,989,494

Explanatory Note:
_______________________________________________________________________________

(1)	As of March 31, 2014 and December 31, 2013, the amounts presented exclude general reserves for loan losses of $31.0 million and $29.2 million, respectively.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

As of March 31, 2014, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$233,015	$51,759	$—	$284,774
Discretionary Fundings	—	—	—	—
Strategic Investments	—	—	46,382	46,382
Total	$233,015	$51,759	$46,382	$331,156

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings. In addition to such matters, the Company is a party to the following legal proceeding:

On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint seeks unspecified damages and other relief and alleges breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. We believe the claims have no merit and we intend to defend the action vigorously.

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$1,467	Other Assets	$1,418	Other Liabilities	$1,623	Other Liabilities	$1,653
Interest rate swap	Other Assets	488	Other Assets	650	N/A	—	N/A	—
Interest rate cap	Other Assets	8,144	Other Assets	9,107	N/A	—	N/A	—
Total		$10,099		$11,175		$1,623		$1,653
The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the three months ended March 31, 2014
Interest rate cap	Interest Expense	$(962)	$—	N/A
Interest rate swap	Interest Expense	$(348)	$135	N/A
Foreign exchange contracts	Other Expense	$(452)	$—	N/A
For the three months ended March 31, 2013
Interest rate swap	Interest Expense	$37	$74	N/A
Foreign exchange contracts—The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities. The Company uses foreign exchange contracts to hedge its exposure to changes in foreign exchange rates on its foreign investments. Foreign exchange contracts involve fixing the U.S. dollar ("USD") to the respective foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The foreign exchange contracts are typically cash settled in USD for their fair value at or close to their settlement date.
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated. During the three months ended March 31, 2014, the Company entered into a foreign exchange contract to hedge its exposure in a subsidiary whose functional currency is Indian rupee ("INR").  The foreign exchange contract replaced an existing contract which matured in January 2014.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells INR/Buys USD Forward	₨	456,000	$7,614	June 2015
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Consolidated Statements of Operations within other expense. As of March 31, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward		€72,200	$99,479	April 2014
Sells pound sterling ("GBP")/Buys USD Forward		£3,800	$6,335	April 2014
Sells Canadian dollar ("CAD")/Buys USD Forward	C$	41,500	$37,564	April 2014

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Three Months Ended March 31,
Derivatives not Designated in Hedging Relationships		2014	2013
Foreign Exchange Contracts	Other Expense	$1,498	$10,156
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through “Other expense” on its Consolidated Statements of Operations for loan investments or “Accumulated other comprehensive income (loss),” on its Consolidated Balance Sheets for net investments in foreign subsidiaries. During the three months ended March 31, 2014 and 2013, the Company recorded net gains related to foreign investments of $0.3 million and $0.1 million, respectively, in its Consolidated Statements of Operations.
Qualifying cash flow hedges—In August 2013, the Company entered into an interest rate cap agreement to reduce exposure to expected increases in future interest rates and the resulting payments associated with variable interest rate debt. In October 2012, the Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a $28.0 million secured term loan maturing in 2019. The following table presents the Company's qualifying cash flow hedges outstanding as of March 31, 2014 ($ in thousands).

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest Rate Cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Interest Rate Swap	$27,831	LIBOR + 2.00%	3.47%	October 2012	November 2019
Over the next 12 months, the Company expects that $0.6 million will be reclassified to interest expense from cash flow hedges and $0.5 million will be reclassified to income related to terminated cash flow hedges from "Accumulated other comprehensive income (loss)" into earnings.

Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

In connection with its foreign currency derivatives, as of March 31, 2014 and December 31, 2013, the Company has posted collateral of $7.2 million and $7.2 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 11—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of March 31, 2014 and December 31, 2013:

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

(2)
The Company declared and paid dividends of $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million on its Series D, E, F, G and I preferred stock during the three months ended March 31, 2014 and 2013. The Company declared and paid dividends of $2.3 million on its Series J preferred stock during the three months ended March 31, 2014. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

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
Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of March 31, 2014, the Company had $608.0 million of net operating loss carryforwards based on its most recently filed tax return at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2032 if unused. The amount of net operating loss carryforwards as of December 31, 2013 will be subject to finalization of the 2013 tax returns. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2013 and 2012 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2013 and 2012 Secured Credit Facilities restrict the Company from p

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

aying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the three months ended March 31, 2014 and 2013.

Stock Repurchase Programs—On May 15, 2012, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. In September 2013, the Company's Board of Directors approved an increase in the repurchase limit to $50.0 million from the $16.0 million that remained from the previously approved program. There were no stock repurchases during the three months ended March 31, 2014. As of March 31, 2014, the Company had remaining authorization to repurchase up to $29.0 million of Common Stock out of the $50.0 million authorized by its Board in 2013.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March 31, 2014	December 31, 2013
Unrealized losses on available-for-sale securities	$(226)	$(294)
Unrealized gains (losses) on cash flow hedges	(965)	662
Unrealized losses on cumulative translation adjustment	(4,481)	(4,644)
Accumulated other comprehensive income (loss)	$(5,672)	$(4,276)

Note 12—Stock-Based Compensation Plans and Employee Benefits

Stock-based Compensation—The Company recorded stock-based compensation expense of $2.1 million and $5.2 million for the three months ended March 31, 2014 and 2013, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of March 31, 2014, there was $5.0 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 0.86 years. As of March 31, 2014, approximately $0.6 million of stock-based compensation was included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

As of March 31, 2014, an aggregate of 4.0 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

2014 Activity—During the three months ended March 31, 2014, 1,736,053 restricted stock units, or Units, that were previously granted became vested, resulting in the issuance of 898,598 shares of our Common Stock to employees, net of statutory minimum required tax withholdings. These vested Units were comprised of 1,696,053 Units which vested in January 2014, and 40,000 service-based Units granted to certain employees in March 2011 that cliff vested in March 2014. In addition, 229,235 fully-vested shares of our Common Stock were granted to employees in January 2014, subject to restrictions on transfer, pursuant to our annual incentive award program which included a mix of cash and equity awards (see below).

During the three months ended March 31, 2014, the Company granted stock-based compensation awards to certain employees in the form of annual incentive awards and long-term incentive awards:
Effective January 10, 2014, the Company granted 229,235 shares of our Common Stock to certain employees as part of annual incentive awards which included a mix of cash and equity awards. The shares are fully-vested and were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.
Effective January 10, 2014, the Company also granted 67,637 service-based Units representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. As of March 31, 2014, 66,564 of such service-based Units were outstanding.
Effective January 10, 2014, the Company also granted 51,726 target amount of performance-based Units based on the Company's total shareholder return, or TSR, measured over a performance period ending on December 31, 2016, which is the vesting date. Vesting will range from 0% to 200% of the target amount of the award, depending on the Company's TSR performance

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company as well as any companies not included in the index at the beginning and end of the performance period are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.76% for risk-free interest rate and 44.84% for expected stock price volatility. As of March 31, 2014, 51,458 Units were outstanding.
As of March 31, 2014, the Company had the following additional stock-based compensation awards outstanding:

•
195,382 service-based Units, granted on February 1, 2013, representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on February 1, 2016, three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled.

•
195,209 target amount of performance-based Units, granted on February 1, 2013, representing the right to receive shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest based on the Company's total shareholder return, or TSR, measured over a performance period ending on the vesting date of December 31, 2014, which is the vesting date. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company and any companies not included in the index at the beginning and end of the performance period are excluded from calculation of the performance of such index. To the extent these Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.26% for risk-free interest rate and 50.44% for expected stock price volatility.

•
600,000 service-based Units granted to the Company's Chairman and Chief Executive Officer in October 2011 that will vest on June 15, 2014. Upon vesting of these Units, the holder will receive shares of the Company's Common Stock in the amount of the vested Units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

•
50,666 service-based Units granted on various dates to employees with an original vesting term of three years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

Directors' Awards—During the three months ended March 31, 2014, the Company issued 55,076 shares of our Common Stock to a former director in settlement of previously vested common stock equivalent, or CSE, awards granted under the Non-Employee Directors Deferral Plan. As of March 31, 2014, a total of 312,058 CSEs and restricted shares of our Common Stock granted to members of the Company's Board of Directors remained outstanding under such Plan, with an aggregate intrinsic value of $4.6 million.

401(k) Plan—The Company made gross contributions of approximately $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

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
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2014	2013
Income (loss) from continuing operations	$(30,671)	$(62,240)
Net (income) loss attributable to noncontrolling interests	(454)	189
Income from sales of residential property	16,494	23,697
Preferred dividends	(12,830)	(10,580)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(27,461)	$(48,934)

Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(26,572)	$(47,350)
Income (loss) from discontinued operations	—	1,206
Gain from discontinued operations	—	4,881
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(26,572)	$(41,263)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	84,819	84,824
Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.31)	$(0.56)
Income (loss) from discontinued operations	—	0.01
Gain from discontinued operations	—	0.06
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.31)	$(0.49)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(889)	$(1,584)
Income (loss) from discontinued operations	—	40
Gain from discontinued operations	—	163
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(889)	$(1,381)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15
Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(59.27)	$(105.61)
Income (loss) from discontinued operations	—	2.67
Gain from discontinued operations	—	10.87
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(59.27)	$(92.07)

For the three months ended March 31, 2014 and 2013, the following shares were not included in the diluted EPS calculation because they were anti-dilutive ($ in thousands):

	For the Three Months Ended March 31,
	2014	2013
Joint venture shares	$298	$298
3.00% convertible senior unsecured notes	$16,992	$16,992
Series J convertible perpetual preferred stock	$15,635	$15,635
1.50% convertible senior unsecured notes	$11,567	$—

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a non-recurring basis.
The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2014
Recurring basis:
Derivative assets	$10,099	$—	$10,099	$—
Derivative liabilities	$1,623	$—	$1,623	$—
Non-recurring basis:
Impaired loans(1)	$136,536	$—	$—	$136,536
As of December 31, 2013
Recurring basis:
Derivative assets	$11,175	$—	$11,175	$—
Derivative liabilities	$1,653	$—	$1,653	$—
Non-recurring basis:
Impaired loans	$115,423	$—	$—	$115,423
Impaired real estate	$35,680	$—	$5,744	$29,936
Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded a recovery on three loans with a combined fair value of $136.5 million based on the loans' remaining weighted average term of 1.2 years and weighted average discount rate of 7.3% using discounted cash flow analysis.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and debt obligations were $1.5 billion and $4.4 billion, respectively, as of March 31, 2014 and $1.4 billion and $4.5 billion, respectively, as of December 31, 2013. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
For the three months ended March 31, 2014
Operating lease income	$—	$38,881	$23,001	$226	$—	$62,108
Interest income	27,914	—	—	—	—	27,914
Other income	399	214	12,666	226	1,079	14,584
Land sales revenue	—	—	—	4,143	—	4,143
Total revenue	$28,313	$39,095	$35,667	$4,595	$1,079	$108,749
Earnings (loss) from equity method investments	—	286	217	(258)	2,932	3,177
Income from sales of residential property	—	—	16,494	—	—	16,494
Revenue and other earnings	$28,313	$39,381	$52,378	$4,337	$4,011	$128,420
Real estate expense	—	(5,674)	(28,614)	(8,325)	—	(42,613)
Land cost of sales	—	—	—	(3,654)	—	(3,654)
Other expense	(430)	—	—	—	209	(221)
Allocated interest expense	(15,452)	(18,610)	(10,259)	(7,159)	(5,976)	(57,456)
Allocated general and administrative(2)	(3,090)	(3,799)	(2,189)	(3,049)	(5,586)	(17,713)
Segment profit (loss)(4)	$9,341	$11,298	$11,316	$(17,850)	$(7,342)	$6,763
Other significant non-cash items:
Provision for (recovery of) loan losses	$(3,400)	$—	$—	$—	$—	$(3,400)
Impairment of assets	$—	$2,979	$—	$—	$—	$2,979
Depreciation and amortization	$—	$10,128	$7,864	$304	$317	$18,613
Capitalized expenditures	$—	$504	$12,854	$14,683	$—	$28,041
As of March 31, 2014
Real estate
Real estate, at cost	$—	$1,611,246	$726,356	$809,517	$—	$3,147,119
Less: accumulated depreciation	—	(343,294)	(86,173)	(3,682)	—	(433,149)
Real estate, net	$—	$1,267,952	$640,183	$805,835	$—	$2,713,970
Real estate available and held for sale	—	—	204,653	130,038	—	334,691
Total real estate	$—	$1,267,952	$844,836	$935,873	$—	$3,048,661
Loans receivable and other lending investments, net	1,476,490	—	—	—	—	1,476,490
Other investments	—	33,441	15,794	33,312	122,550	205,097
Total portfolio assets	$1,476,490	$1,301,393	$860,630	$969,185	$122,550	$4,730,248
Cash and other assets						757,467
Total assets						$5,487,715

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
For the three months ended March 31, 2013
Operating lease income	$—	$36,651	$21,364	$—	$—	$58,015
Interest income	24,667	—	—	—	—	24,667
Other income	2,208	—	8,112	500	573	11,393
Total revenue	$26,875	$36,651	$29,476	$500	$573	$94,075
Earnings (loss) from equity method investments	—	686	2,657	(1,579)	19,914	21,678
Income from sales of residential property	—	—	23,697	—	—	23,697
Net operating income from discontinued operations(2)	—	610	734	—	—	1,344
Gain from discontinued operations	—	29	5,015	—	—	5,044
Revenue and other earnings	$26,875	$37,976	$61,579	$(1,079)	$20,487	$145,838
Real estate expense	—	(5,569)	(25,736)	(6,503)	—	(37,808)
Other expense	(1,444)	—	—	—	(4,181)	(5,625)
Allocated interest expense(3)	(19,952)	(20,745)	(14,622)	(9,288)	(6,959)	(71,566)
Allocated general and administrative(2)	(3,074)	(3,052)	(2,231)	(1,849)	(6,440)	(16,646)
Segment profit (loss)(4)	$2,405	$8,610	$18,990	$(18,719)	$2,907	$14,193
Other significant non-cash items:
Provision for (recovery of) loan losses	$10,206	$—	$—	$—	$—	$10,206
Impairment of assets(3)	$—	$—	$(32)	$—	$—	$(32)
Depreciation and amortization(3)	$—	$9,642	$7,206	$264	$342	$17,454
Capitalized expenditures	$—	$3,766	$4,921	$7,627	$—	$16,314
As of December 31, 2013
Real estate
Real estate, at cost	$—	$1,696,888	$720,508	$803,238	$—	$3,220,634
Less: accumulated depreciation	—	(338,640)	(82,420)	(3,393)	—	(424,453)
Real estate, net	$—	$1,358,248	$638,088	$799,845	$—	$2,796,181
Real estate available and held for sale	—	—	228,328	132,189	—	360,517
Total real estate	$—	$1,358,248	$866,416	$932,034	$—	$3,156,698
Loans receivable and other lending investments, net	1,370,109	—	—	—	—	1,370,109
Other investments	—	16,408	16,032	29,765	145,004	207,209
Total portfolio assets	$1,370,109	$1,374,656	$882,448	$961,799	$145,004	$4,734,016
Cash and other assets						907,995
Total assets						$5,642,011

Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's share of equity in earnings from LNR of $14.7 million for the three months ended March 31, 2013. See Note 6 for further details on the Company's investment in LNR and summarized financial information of LNR.

(2)	General and administrative excludes stock-based compensation expense of $2.1 million and $5.2 million for the three months ended March 31, 2014 and 2013, respectively.

(3)	Includes related amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

(4)	The following is a reconciliation of segment profit (loss) to net income (loss) ($ in thousands):

	For the Three Months Ended March 31,
	2014	2013
Segment profit (loss)	$6,763	$14,193
Less: (Provision for) recovery of loan losses	3,400	(10,206)
Less: Impairment of assets(3)	(2,979)	32
Less: Stock-based compensation expense	(2,075)	(5,202)
Less: Depreciation and amortization(3)	(18,613)	(17,454)
Less: Income tax (expense) benefit(3)	507	(4,075)
Add: Gain (loss) on early extinguishment of debt, net	(1,180)	(9,541)
Net income (loss)	$(14,177)	$(32,253)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2013 Annual Report (as defined below), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"). These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.
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
Executive Overview

In conjunction with improving economic and commercial real estate market conditions, we have made meaningful progress towards achieving a number of our strategic corporate objectives. Broad access to the capital markets has allowed us to extend our debt maturity profile while also lowering our cost of capital. We have significantly reduced our level of nonperforming loans and non-core assets over the past year. In addition, through strategic ventures, we have partnered with other providers of capital within our net lease segment and have also partnered with other developers with homebuilding expertise within our land segment. These transactions and resulting benefits to liquidity have allowed us to increase new investment activity within our various business segments, which we anticipate should drive future revenue growth. We originated and funded $229.5 million of investments this quarter and had $409.6 million of cash at quarter end which will be used primarily to fund future investment activities. These positive corporate developments have been recognized and resulted in an upgrade in our credit ratings by one of the rating agencies during the period.
During the three months ended March 31, 2014, three of our four business segments, including real estate finance, net lease and operating properties contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. For the quarter ended March 31, 2014, we recorded a net loss allocable to common shareholders of $(26.6) million, compared to a loss of $(41.3) million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the quarter ended March 31, 2014 was $(5.5) million, compared to $(0.3) million during the same period in the prior year.

Results of Operations for the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Operating lease income	$62,108	$58,015	$4,093	7%
Interest income	27,914	24,667	3,247	13%
Other income	14,584	11,393	3,191	28%
Land sales revenue	4,143	—	4,143	100%
Total revenue	$108,749	$94,075	$14,674	16%
Interest expense	$57,456	$71,566	$(14,110)	(20)%
Real estate expenses	42,613	37,808	4,805	13%
Cost of land sales	3,654	—	3,654	100%
Depreciation and amortization	18,613	17,324	1,289	7%
General and administrative	19,788	21,848	(2,060)	(9)%
Provision for (recovery of) loan losses	(3,400)	10,206	(13,606)	(133)%
Impairment of assets	2,979	—	2,979	100%
Other expense	221	5,625	(5,404)	(96)%
Total costs and expenses	$141,924	$164,377	$(22,453)	(14)%
Loss on early extinguishment of debt, net	$(1,180)	$(9,541)	$8,361	(88)%
Earnings from equity method investments	3,177	21,678	(18,501)	(85)%
Income tax (expense) benefit	507	(4,075)	4,582	>100%
Income (loss) from discontinued operations	—	1,246	(1,246)	(100)%
Gain from discontinued operations	—	5,044	(5,044)	(100)%
Income from sales of residential property	16,494	23,697	(7,203)	(30)%
Net income (loss)	$(14,177)	$(32,253)	$18,076	(56)%

Revenue—Operating lease income, which includes income from net lease assets and commercial operating properties, increased to $62.1 million during the three months ended March 31, 2014 from $58.0 million for the same period in 2013.

Operating lease income from commercial operating properties increased to $21.7 million during the three months ended March 31, 2014 from $21.4 million for the same period in 2013 primarily due to new leasing activity and an increase in tenant cost recoveries. For the three months ended March 31, 2014, the commercial operating properties generated a weighted average effective yield of 5.95% compared to 4.40% during the same period in 2013 based on gross carrying value. As of March 31, 2014, commercial operating properties, excluding hotels, were 64.5% leased compared to 60.7% leased as of March 31, 2013.
Operating lease income from net lease assets increased to $38.9 million during the three months ended March 31, 2014 from $36.7 million for the same period in 2013 primarily due to new leasing activity and a new net lease asset acquired at the end of 2013, offset by lease terminations since March 31, 2013. As of March 31, 2014, net lease assets were 94.4% leased compared to 95.0% leased as of March 31, 2013. For the three months ended March 31, 2014, the net lease portfolio generated a weighted average effective yield of 7.53% compared to 7.47% during the same period in 2013 based on gross carrying value.
Interest income increased to $27.9 million during the three months ended March 31, 2014 as compared to $24.7 million for the same period in 2013 primarily due to new investment originations with a higher weighted average effective yield as well as a reduction in lower yielding loans that paid off since March 31, 2013. The weighted average effective yield of our performing loans increased to 8.6% for the three months ended March 31, 2014 from 7.2% for the same period in 2013.
Other income increased to $14.6 million during the three months ended March 31, 2014 as compared to $11.4 million for the same period in 2013. The increase was due to $5.3 million of income related to a lease modification fee received. The increase was offset by a decline of $2.4 million in loan related income received during the same period in 2013.
Land sales and costs—During the three months ended March 31, 2014, we sold residential lots from two of our master planned community properties for proceeds of $4.1 million and which had cost of sales of $3.7 million.

Costs and expenses—Interest expense decreased by $14.1 million to $57.5 million during the three months ended March 31, 2014 as compared to $71.6 million for the same period in 2013 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.13 billion for the three months ended March 31, 2014 from $4.60 billion for the same period in 2013. Our weighted average effective cost of debt decreased to 5.6% for the three months ended March 31, 2014 from 6.2% for the same period in 2013. The decline was a result of the refinancing of our largest senior secured credit facility at a lower interest rate as well as the refinancing of higher interest rate senior unsecured notes with lower interest rate senior unsecured notes during 2013.
Real estate expenses increased to $42.6 million during the three months ended March 31, 2014 as compared to $37.8 million for the same period in 2013. Expenses for commercial operating properties increased to $22.3 million during the three months ended March 31, 2014 from $20.3 million for the same period in 2013, primarily driven by increased snow removal costs. Carrying costs and other expenses on our land assets increased to $8.3 million during the three months ended March 31, 2014 from $6.5 million for the same period in 2013, primarily related to an increase in costs incurred on certain land assets prior to development.
Depreciation and amortization increased to $18.6 million during the three months ended March 31, 2014 from $17.3 million for the same period in 2013 primarily due to the acquisition of a net lease asset during 2013, a build to suit net lease asset being placed in service and accelerated amortization of tenant improvements related to a modified lease.
General and administrative expenses decreased to $19.8 million during the three months ended March 31, 2014 as compared to $21.8 million for the same period in 2013 primarily due to a reduction in stock-based compensation expenses.
The net recovery of loan losses was $3.4 million during the three months ended March 31, 2014 as compared to a net provision for loan losses of $10.2 million for the same period in 2013. Included in the provision for the three months ended March 31, 2014 were recoveries of previously recorded loan loss reserves of $5.2 million offset by an increase of $1.8 million in the general reserve due primarily to new investment originations.
During the three months ended March 31, 2014, the Company recorded impairments on real estate assets totaling $3.0 million in connection with the sale of a net lease asset. During the three months ended March 31, 2013, the Company recorded no impairments on real estate assets.

Other expense decreased to $0.2 million during the three months ended March 31, 2014 as compared to $5.6 million for the same period in 2013 due primarily to $3.6 million of third party expenses incurred during the three months ended March 31, 2013 in connection with the refinancing of our October 2012 Secured Credit Facility with our February 2013 Credit Facility (see Liquidity and Capital Resources below).
Loss on early extinguishment of debt, net—During the three months ended March 31, 2014, we incurred losses on early extinguishment of debt of $1.2 million relating to accelerated amortization of discount and fees associated with repayments on our March 2012 and February 2013 Secured Credit Facilities.

During the three months ended March 31, 2013, we incurred $4.9 million of net losses on the early extinguishment of debt primarily related to accelerated amortization of discounts and fees in connection with the refinancing of our October 2012 Secured Credit Facility with our February 2013 Secured Credit Facility. We also recorded $4.6 million of losses related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our 2012 and 2013 Secured Credit Facilities (see Liquidity and Capital Resources below).
Earnings from equity method investments—Earnings from equity method investments decreased to $3.2 million in during the three months ended March 31, 2014 as compared to $21.7 million for the same period in 2013. Due to the sale of our interest in LNR in April 2013, we had no equity in earnings from LNR during the three months ended March 31, 2014 as compared to equity in earnings of $45.4 million, which was offset by an other than temporary impairment of $30.9 million arising from the terms of the sale of our investment in LNR, for the same period in 2013. The Company and other owners of LNR entered into negotiations with potential purchasers of LNR beginning in September 2012. After an extensive due diligence and negotiation process, the LNR owners entered into a definitive contract to sell LNR in January 2013 at a fixed sale price which, from the Company's perspective, reflected in part the Company's then-current expectations about the future results of LNR and potential volatility in its business. The definitive sale contract provided that LNR would not make cash distributions to its owners during the fourth quarter of 2012 through the closing of the sale. Notwithstanding the fixed terms of the contract, our investment balance in LNR increased due to equity in earnings recorded which resulted in our recognition of other than temporary impairment on our investment during 2013.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries (“TRS's”). Income taxes decreased to a net tax benefit of $0.5 million during the three months ended March 31, 2014 as compared to $4.1 million for the same period in 2013. The period to period difference was due primarily to a tax benefit generated by certain property level expenses as well as lower taxable income from sales of condominium units and earnings from equity method investments in the quarter ended March 31, 2014 compared to the same period in 2013.

Discontinued operations—During the three months ended March 31, 2014, we adopted ASU 2014-08 (see Note 3), which raises the threshold for discontinued operations reporting to disposals of components that are considered strategic shifts in a company's business. There were no disposals that met this threshold during the quarter. Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2013. During the three months ended March 31, 2013, we sold a commercial property with a carrying value of $24.1 million which resulted in a net gain of $5.0 million.

Income from sales of residential property—During the three months ended March 31, 2014 and 2013, we sold residential condominiums for total net proceeds of $47.7 million and $75.2 million, respectively, that resulted in income from sales of residential properties totaling $16.5 million and $23.7 million, respectively.

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

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(26,572)	$(41,263)
Add: Depreciation and amortization(1)	18,895	17,454
Add: Provision for (recovery of) loan losses	(3,400)	10,206
Add: Impairment of assets(2)	2,979	(32)
Add: Stock-based compensation expense	2,075	5,202
Add: Loss on early extinguishment of debt, net	1,180	9,541
Less: HPU/Participating Security allocation	(703)	(1,372)
Adjusted income (loss) allocable to common shareholders	$(5,546)	$(264)

Explanatory Notes:
_______________________________________________________________________________

(1)
For the three months ended March 31, 2013, depreciation and amortization includes $130 of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)	For the three months ended March 31, 2013, impairment of assets includes $(32) of impairment of assets reclassified to discontinued operations.

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(14,177)	$(32,253)
Add: Interest expense(1)	58,469	71,566
Less: Income tax expense (benefit)	(507)	4,075
Add: Depreciation and amortization(2)	19,541	17,454
EBITDA	$63,326	$60,842
Add: Provision for (recovery of) loan losses	(3,400)	10,206
Add: Impairment of assets(3)	2,979	(32)
Add: Stock-based compensation expense	2,075	5,202
Add: Loss on early extinguishment of debt, net	1,180	9,541
Adjusted EBITDA	$66,160	$85,759

Explanatory Notes:
_______________________________________________________________________________

(1)	Interest expense includes our proportionate share of interest for equity method investments.

(2)
For the three months ended March 31, 2013, depreciation and amortization includes $130 of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments.

(3)	For the three months ended March 31, 2013, impairment of assets includes $(32) of impairment of assets reclassified to discontinued operations.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	March 31, 2014	December 31, 2013
Non-performing loans
Carrying value(1)	$203,174	$203,604
As a percentage of total carrying value of loans	15.4%	16.6%
Reserve for loan losses
Impaired loan asset-specific reserves for loan losses	$339,076	$348,004
As a percentage of gross carrying value of impaired loans	49.3%	46.3%
Total reserve for loan losses	$370,076	$377,204
As a percentage of total loans before loan loss reserves	21.9%	23.5%

Explanatory Note:
_______________________________________________________________________________

(1)	As of March 31, 2014 and December 31, 2013, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $317.0 million and $317.0 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2014, we had non-performing loans with an aggregate carrying value of $203.2 million compared to non-performing loans of $203.6 million at December 31, 2013. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $370.1 million as of March 31, 2014, or 21.9% of the gross carrying value of total loans, compared to $377.2 million or 23.5% at December 31, 2013. The change in the balance of the reserve was the result of $3.4 million of net recoveries of loan losses and a reduction associated with $3.7 million of charge-offs during the three months ended March 31, 2014. During the three months ended March 31, 2014, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $5.2 million offset by an increase of $1.8 million in the general reserve due primarily to new investment originations. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. In addition, the process of estimating values and reserves for our European loan assets (which had a carrying value of $93.8 million as of March 31, 2014), is subject to additional risks related to the economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2014, asset-specific reserves decreased to $339.1 million compared to $348.0 million at December 31, 2013, primarily due to recoveries of previously recorded loan loss reserves and charge-offs on loans that were paid off.

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

The general reserve increased to $31.0 million or 2.6% of the gross carrying value of performing loans as of March 31, 2014, compared to $29.2 million or 2.7% of the gross carrying value of performing loans at December 31, 2013. This increase was primarily attributable to the increase in the balance of performing loans, which was due to new investment originations.

Risk concentrations—As of March 31, 2014, our total investment portfolio, consisting of real estate, loans receivable and other lending investments and other investments, was comprised of the following property and collateral types ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Land	$96,818	$—	$—	$972,867	$1,069,685	20.6%
Office	9,586	432,346	295,467	—	737,399	14.2%
Industrial / R&D	104,682	533,993	52,308	—	690,983	13.3%
Mixed Use / Mixed Collateral	417,428	—	168,943	—	586,371	11.3%
Entertainment / Leisure	77,540	475,437	—	—	552,977	10.6%
Hotel	249,784	136,080	100,101	—	485,965	9.4%
Retail	196,311	57,348	130,127	—	383,786	7.4%
Condominium	98,191	—	199,856	—	298,047	5.7%
Other Property Types	257,150	9,483	—	—	266,633	5.1%
Strategic Investments	—	—	—	—	122,551	2.4%
Total	$1,507,490	$1,644,687	$946,802	$972,867	$5,194,397	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Northeast	$579,866	$374,478	$153,636	$193,475	$1,301,455	25.0%
West	140,704	411,995	181,721	351,672	1,086,092	20.9%
Southeast	262,851	237,433	224,049	90,246	814,579	15.7%
Mid-Atlantic	171,570	176,872	153,730	182,808	684,980	13.2%
Southwest	119,305	219,593	180,863	127,212	646,973	12.5%
Central	87,977	67,239	48,115	9,804	213,135	4.1%
Northwest	24,167	80,858	4,688	17,650	127,363	2.4%
International(2)	110,909	—	—	—	110,909	2.1%
Various	10,141	76,219	—	—	86,360	1.7%
Strategic Investments(2)	—	—	—	—	122,551	2.4%
Total	$1,507,490	$1,644,687	$946,802	$972,867	$5,194,397	100.0%

Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments include $30.9 million of international assets. Additionally, international and strategic investments include $93.8 million of European assets, including $70.3 million in Germany and $23.5 million in the United Kingdom.

Liquidity and Capital Resources

During the three months ended March 31, 2014, we funded investments totaling $229.5 million. Also during the three months ended March 31, 2014, we received $267.7 million of proceeds from our portfolios, comprised of $102.9 million from repayments and sales of loans, $47.7 million from sales of operating properties and $41.1 million of proceeds across other segments. We also sold a net lease asset to a newly formed unconsolidated venture and received $76.0 million in net proceeds. As of March 31, 2014, we had unrestricted cash of $409.6 million, which will be used primarily to fund future investment activity.
As of March 31, 2014, we had $23.6 million of debt maturities due before December 31, 2014. Over the next 12 months, we currently expect to fund in the range of $200 million to $275 million of capital expenditures within our portfolio. The majority of these amounts relate to land, multifamily and residential development and the amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. Our capital sources to meet expected cash uses through the next 12 months will primarily include cash on hand, loan repayments from borrowers, proceeds from asset sales and raising capital through debt refinancings or equity capital transactions. As of March 31, 2014, we had unencumbered assets with a carrying value of approximately $2.9 billion.
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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of March 31, 2014 (see Note 8 of the Notes to the Consolidated Financial Statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$1,751,517	$—	$418,145	$1,333,372	$—	$—
Unsecured notes	2,006,890	—	1,131,890	875,000	—	—
Secured term loans	278,726	31,929	18,258	26,603	198,656	3,280
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	$4,137,133	$31,929	$1,568,293	$2,234,975	$198,656	$103,280
Interest Payable(1)	777,115	213,811	394,228	114,417	33,615	21,044
Operating Lease Obligations	36,067	5,671	10,682	10,719	6,809	2,186
Total(2)	$4,950,315	$251,411	$1,973,203	$2,360,111	$239,080	$126,510

Explanatory Notes:
_______________________________________________________________________________

(1)	All variable-rate debt assumes a 3-month LIBOR rate of 0.24% and 1-month LIBOR rate of 0.15%.

(2)
We also have issued letters of credit totaling $3.7 million in connection with our investments. See Unfunded Commitments below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

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
Borrowings under the February 2013 Secured Credit Facility are collateralized by a first lien on a fixed pool of assets, with required minimum collateral coverage of not less than 125% of outstanding borrowings. If collateral coverage is less than 137.5% of outstanding borrowings, 100% of the proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the February 2013 Secured Credit Facility. For so long as collateral coverage is between 137.5% and 150% of outstanding borrowings, 50% of proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the February 2013 Secured Credit Facility and for so long as collateral coverage is greater than 150% of outstanding borrowings, we may retain all proceeds from principal repayments and sales of collateral. We retain proceeds from interest, rent, lease payments and fee income in all cases. At March 31, 2014, our collateral coverage on the February 2013 Secured Credit Facility exceeded 137.5%.
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
Through March 31, 2014, we have made cumulative amortization repayments of $373.6 million on the February 2013 Secured Credit Facility bringing the outstanding balance to $1.33 billion. Repayments of the February 2013 Secured Credit Facility prior to the scheduled maturity date have resulted in losses on early extinguishment of debt of $0.9 million for the three months ended March 31, 2014 related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. The remaining $25.6 million of unamortized fees and discounts from the October 2012 Secured Credit Facility outstanding at the time of refinancing will continue to be amortized into interest expense over the remaining term of the February 2013 Secured Credit Facility.

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

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. The 2012 Tranche A-1 Facility required amortization payments of $41.0 million to be made every six months beginning December 31, 2012. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Proceeds from principal repayments and sales of collateral will be used to amortize the 2012 Tranche A-2 Facility. We may make optional prepayments on each tranche of term loans, subject to prepayment fees. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates resulted in losses on early extinguishment of debt of $3.0 million during the three months ended March 31, 2013 related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

Additionally, through March 31, 2014, we made cumulative amortization repayments of $51.9 million on the 2012 Tranche A-2 Facility. Repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.3 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

Encumbered/Unencumbered Assets—As of March 31, 2014 and December 31, 2013, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2014		December 31, 2013
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,589,847	$1,124,123	$1,644,463	$1,151,718
Real estate available and held for sale	129,005	205,686	152,604	207,913
Loans receivable and other lending investments, net(1)	836,572	670,918	860,557	538,752
Other investments	21,034	184,063	24,093	183,116
Cash and other assets	—	757,467	—	907,995
Total	$2,576,458	$2,942,257	$2,681,717	$2,989,494

Explanatory Note:
_______________________________________________________________________________

(1)	As of March 31, 2014 and December 31, 2013, the amounts presented exclude general reserves for loan losses of $31.0 million and $29.2 million, respectively.

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

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in various unconsolidated ventures. See Item 1—"Financial Statements—Note 6" for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments and any unfunded commitments (see below).

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2014, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Strategic Investments	Total
Performance-Based Commitments	$233,015	$51,759	$—	$284,774
Discretionary Fundings	—	—	—	—
Strategic Investments	—	—	46,382	46,382
Total	$233,015	$51,759	$46,382	$331,156

Stock Repurchase Programs—On May 15, 2012, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. In September 2013, the Company's Board of Directors approved an increase in the repurchase limit to $50.0 million from the $16.0 million that remained from the previously approved program. There were no stock repurchases during the three months ended March 31, 2014. As of March 31, 2014, the Company had remaining authorization to repurchase up to $29.0 million of Common Stock out of the $50.0 million authorized by its Board in 2013.
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
A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of March 31, 2014.

New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first three months months of 2014 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to its business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings. In addition to such matters, the Company is a party to the following legal proceeding:
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint seeks unspecified damages and other relief and alleges breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. We believe the claims have no merit and we intend to defend the action vigorously.
Item 1a.    Risk Factors
See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements (unaudited).*

Explanatory Notes:
_______________________________________________________________________________

*
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

iSTAR FINANCIAL INC. Registrant
Date:	May 5, 2014	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	May 5, 2014	/s/ DAVID M. DISTASO
David M. DiStaso Chief Financial Officer (principal financial and accounting officer)