Form 10-Q
period 2014-06-30
ISTAR FINANCIAL INC
filed 2014-08-05
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 31, 2014, there were 85,153,226 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	June 30, 2014	December 31, 2013
ASSETS
Real estate
Real estate, at cost	$3,184,770	$3,220,634
Less: accumulated depreciation	(443,380)	(424,453)
Real estate, net	2,741,390	2,796,181
Real estate available and held for sale	354,814	360,517
	3,096,204	3,156,698
Loans receivable and other lending investments, net	1,456,407	1,370,109
Other investments	241,561	207,209
Cash and cash equivalents	356,513	513,568
Restricted cash	24,147	48,769
Accrued interest and operating lease income receivable, net	14,335	14,941
Deferred operating lease income receivable	97,170	92,737
Deferred expenses and other assets, net	187,148	237,980
Total assets	$5,473,485	$5,642,011
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$136,850	$170,831
Debt obligations, net	4,082,511	4,158,125
Total liabilities	4,219,361	4,328,956
Commitments and contingencies	—	—
Redeemable noncontrolling interests	11,433	11,590
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (see Note 11)	4	4
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 145,770 issued and 85,153 outstanding at June 30, 2014 and 144,334 issued and 83,717 outstanding at December 31, 2013	146	144
Additional paid-in capital	4,009,462	4,022,138
Retained earnings (deficit)	(2,565,828)	(2,521,618)
Accumulated other comprehensive income (loss) (see Note 11)	(3,747)	(4,276)
Treasury stock, at cost, $0.001 par value, 60,617 shares at June 30, 2014 and December 31, 2013	(262,954)	(262,954)
Total iStar Financial Inc. shareholders' equity	1,186,905	1,243,260
Noncontrolling interests	55,786	58,205
Total equity	1,242,691	1,301,465
Total liabilities and equity	$5,473,485	$5,642,011
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Operating lease income	$60,967	$57,112	$123,075	$115,128
Interest income	35,127	29,682	63,041	54,349
Other income	29,262	13,125	43,846	24,544
Land sales revenue	4,487	—	8,630	—
Total revenues	129,843	99,919	238,592	194,021
Costs and expenses:
Interest expense	56,530	69,157	113,986	140,723
Real estate expense	40,554	36,981	83,167	74,815
Land cost of sales	3,611	—	7,265	—
Depreciation and amortization	18,822	17,330	37,435	34,653
General and administrative	26,623	20,876	46,411	42,723
Provision for (recovery of) loan losses	(2,792)	5,020	(6,192)	15,226
Impairment of assets	3,300	—	6,279	—
Other expense	4,690	146	4,911	5,770
Total costs and expenses	151,338	149,510	293,262	313,910
Income (loss) before earnings from equity method investments and other items	(21,495)	(49,591)	(54,670)	(119,889)
Loss on early extinguishment of debt, net	(23,587)	(15,242)	(24,767)	(24,784)
Earnings from equity method investments	24,093	8,323	27,270	30,001
Income (loss) from continuing operations before income taxes	(20,989)	(56,510)	(52,167)	(114,672)
Income tax (expense) benefit	215	(429)	722	(4,504)
Income (loss) from continuing operations(1)	(20,774)	(56,939)	(51,445)	(119,176)
Income (loss) from discontinued operations	—	(57)	—	1,186
Gain from discontinued operations	—	8,279	—	13,323
Income from sales of residential property	17,180	34,319	33,674	58,016
Net income (loss)	(3,594)	(14,398)	(17,771)	(46,651)
Net (income) loss attributable to noncontrolling interests	(325)	311	(779)	500
Net income (loss) attributable to iStar Financial Inc.	(3,919)	(14,087)	(18,550)	(46,151)
Preferred dividends	(12,830)	(12,780)	(25,660)	(23,360)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	542	866	1,431	2,247
Net income (loss) allocable to common shareholders	$(16,207)	$(26,001)	$(42,779)	$(67,264)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(0.19)	$(0.40)	$(0.50)	$(0.95)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(0.19)	$(0.31)	$(0.50)	$(0.79)
Weighted average number of common shares—basic and diluted	84,916	85,125	84,868	84,975
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(36.13)	$(75.41)	$(95.40)	$(181.07)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(36.13)	$(57.74)	$(95.40)	$(149.81)
Weighted average number of HPU shares—basic and diluted	15	15	15	15
Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. was $(21.1) million and $(52.2) million for the three and six months ended June 30, 2014, respectively, and $(56.6) million and $(118.7) million for the three and six months ended June 30, 2013, respectively. See Note 13 for details on the calculation of earnings per share.

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

iStar Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(3,594)	$(14,398)	$(17,771)	$(46,651)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	—	(603)	—	(593)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	3,595	79	3,730	151
Realization of (gains)/losses on cumulative translation adjustment into earnings upon realization(1)	968	(1,310)	968	(1,310)
Unrealized gains/(losses) on available-for-sale securities	43	(496)	111	(281)
Unrealized gains/(losses) on cash flow hedges	(2,842)	1,188	(4,604)	1,226
Unrealized gains/(losses) on cumulative translation adjustment	161	240	324	(374)
Other comprehensive income (loss)	1,925	(902)	529	(1,181)
Comprehensive income (loss)	(1,669)	(15,300)	(17,242)	(47,832)
Net (income) loss attributable to noncontrolling interests	(325)	311	(779)	500
Comprehensive income (loss) attributable to iStar Financial Inc.	$(1,994)	$(14,989)	$(18,021)	$(47,332)
Explanatory Notes:
_______________________________________________________________________________

(1)	Included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations.

(2)
For the three and six months ended June 30, 2014, $3,634 is included in "Other expense" on the Company's Consolidated Statements of Operations (see Note 10). Included in "Interest expense" on the Company's Consolidated Statements of Operations are $(39) and $96 for the three and six months ended June 30, 2014, respectively, and $79 and $151 for the three and six months ended June 30, 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2014 and 2013
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$22	$4	$9,800	$144	$4,022,138	$(2,521,618)	$(4,276)	$(262,954)	$58,205	$1,301,465
Dividends declared—preferred	—	—	—	—	—	(25,660)	—	—	—	(25,660)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2	(12,024)	—	—	—	—	(12,022)
Net loss for the period(2)	—	—	—	—	—	(18,550)	—	—	1,588	(16,962)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	529	—	—	529
Additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(652)	—	—	—	—	(652)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	472	472
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,479)	(4,479)
Balance at June 30, 2014	$22	$4	$9,800	$146	$4,009,462	$(2,565,828)	$(3,747)	$(262,954)	$55,786	$1,242,691

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the six months ended June 30, 2014, net loss shown above excludes $809 of net loss attributable to redeemable noncontrolling interests.

iStar Financial Inc.
Consolidated Statements of Changes in Equity (Continued)
For the Six Months Ended June 30, 2014 and 2013
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$22	$—	$9,800	$143	$3,832,780	$(2,360,647)	$(1,185)	$(241,969)	$74,210	$1,313,154
Issuance of Preferred Stock	—	4	—	—	193,506	—	—	—	—	193,510
Dividends declared—preferred	—	—	—	—	—	(23,360)	—	—	—	(23,360)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1	(5,119)	—	—	—	—	(5,118)
Net loss for the period(2)	—	—	—	—	—	(46,151)	—	—	927	(45,224)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,181)	—	—	(1,181)
Additional paid in capital attributable to redeemable noncontrolling interest(4)	—	—	—	—	(1,744)	—	—	—	—	(1,744)
Contributions from noncontrolling interests(3)	—	—	—	—	—	—	—	—	9,687	9,687
Distributions to noncontrolling interests(4)	—	—	—	—	—	—	—	—	(20,404)	(20,404)
Balance at June 30, 2013	$22	$4	$9,800	$144	$4,019,423	$(2,430,158)	$(2,366)	$(241,969)	$64,420	$1,419,320

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the six months ended June 30, 2013, net loss shown above excludes $1,427 of net loss attributable to redeemable noncontrolling interests.

(3)	Includes $9.4 million of operating property assets contributed by a noncontrolling partner (see Note 4).

(4)	Includes an $8.8 million payment to redeem a noncontrolling member's interest.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(17,771)	$(46,651)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	(6,192)	15,226
Impairment of assets	6,279	550
Depreciation and amortization	37,435	34,750
Land cost of sales	7,265	—
Payments for withholding taxes upon vesting of stock-based compensation	(18,266)	(13,790)
Non-cash expense for stock-based compensation	5,271	9,921
Amortization of discounts/premiums and deferred financing costs on debt	9,030	10,403
Amortization of discounts/premiums and deferred interest on loans	(30,129)	(16,858)
(Gain) loss from sales of loans	(18,995)	596
Earnings from equity method investments	(27,270)	(30,001)
Distributions from operations of equity method investments	10,939	10,211
Deferred operating lease income	(4,950)	(6,477)
Income from sales of residential property	(33,674)	(58,016)
Gain from discontinued operations	—	(13,323)
Loss on early extinguishment of debt, net	24,767	13,270
Repayments and repurchases of debt—debt discount and prepayment penalty	(14,387)	(20,394)
Other operating activities, net	6,848	4,109
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	606	5,763
Changes in deferred expenses and other assets, net	3,042	4,702
Changes in accounts payable, accrued expenses and other liabilities	(23,325)	(10,527)
Cash flows from operating activities	(83,477)	(106,536)
Cash flows from investing activities:
Investment originations and fundings	(319,938)	(89,328)
Acquisitions of and capital expenditures on real estate assets	(63,858)	(56,450)
Repayments of and principal collections on loans	162,032	298,633
Net proceeds from sales of loans	56,404	79,671
Net proceeds from sales of real estate	204,236	260,937
Net proceeds from sale of other investments	—	220,281
Distributions from other investments	23,186	20,437
Contributions to other investments	(30,561)	(3,248)
Changes in restricted cash held in connection with investing activities	25,779	(23,133)
Other investing activities, net	1,411	908
Cash flows from investing activities	58,691	708,708
Cash flows from financing activities:
Borrowings from debt obligations	1,323,822	1,232,259
Repayments of debt obligations	(1,408,935)	(1,519,101)
Preferred dividends paid	(25,660)	(23,360)
Proceeds from issuance of preferred stock	—	193,510
Payments for deferred financing costs	(17,491)	(12,857)
Other financing activities, net	(4,005)	(13,061)
Cash flows from financing activities	(132,269)	(142,610)
Changes in cash and cash equivalents	(157,055)	459,562
Cash and cash equivalents at beginning of period	513,568	256,344
Cash and cash equivalents at end of period	$356,513	$715,906

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

Organization—The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new investments, as well as through corporate acquisitions.

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
Principles of Consolidation—The Consolidated Financial Statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in "Operating lease income," "Earnings from equity method investments," "Real estate expense" and "Interest expense" in the Company's Consolidated Statements of Operations. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Consolidated VIEs—As of June 30, 2014, the Company consolidated 5 VIEs for which the Company is considered the primary beneficiary. At June 30, 2014, the total assets of these consolidated VIEs were $204.4 million and total liabilities were $36.7 million. The classifications of these assets are primarily within "Real estate, net" and "Other investments" on the Company's Consolidated Balance Sheets. The classifications of liabilities are primarily within "Debt obligations, net," and "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company's total unfunded commitments related to consolidated VIEs was $38.8 million as of June 30, 2014.

Unconsolidated VIEs—As of June 30, 2014, 29 of the Company's investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of June 30, 2014, the Company's maximum exposure to loss from these investments does not exceed the sum of the $190.1 million carrying value of the investments, which are classified in "Other investments" on the Company's Consolidated Balance Sheets, and $26.8 million of related unfunded commitments.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 3—Summary of Significant Accounting Policies

As of June 30, 2014, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, have not changed materially other than the policies described below.
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

New Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). This guidance requires disposals of a component of an entity or group of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results to be reported as discontinued operations. Assets and liabilities of a disposal group that includes a discontinued operation must be presented separately in asset and liability sections, respectively, of the Company's Consolidated Balance Sheets for each comparative period. Expanded disclosures about the assets, liabilities, revenues and expenses of discontinued operations are also required. For individually significant disposals that do not qualify as discontinued operations, disclosure of pre-tax income is required. ASU 2014-08 is effective for interim and annual periods beginning on or after December 15, 2014. Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The Company has elected to early adopt ASU 2014-08 beginning with disposals and classifications of assets as held for sale that occurred after December 31, 2013.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is evaluating the impact of the guidance on the Company's Consolidated Financial Statements.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12") which requires a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition in accordance with Topic 718, Compensation—Stock Compensation. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management does not believe the guidance will have a significant impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Land	Total
As of June 30, 2014
Land and land improvements	$328,143	$152,332	$829,112	$1,309,587
Buildings and improvements	1,283,303	591,880	—	1,875,183
Less: accumulated depreciation and amortization	(352,418)	(86,747)	(4,215)	(443,380)
Real estate, net	1,259,028	657,465	824,897	2,741,390
Real estate available and held for sale	—	232,771	122,043	354,814
Total real estate	$1,259,028	$890,236	$946,940	$3,096,204
As of December 31, 2013
Land and land improvements	$350,817	$132,934	$803,238	$1,286,989
Buildings and improvements	1,346,071	587,574	—	1,933,645
Less: accumulated depreciation and amortization	(338,640)	(82,420)	(3,393)	(424,453)
Real estate, net	1,358,248	638,088	799,845	2,796,181
Real estate available and held for sale	—	228,328	132,189	360,517
Total real estate	$1,358,248	$866,416	$932,034	$3,156,698

Real Estate Available and Held for Sale—As of June 30, 2014 and December 31, 2013, the Company had $225.8 million and $221.0 million, respectively, of residential properties available for sale in its operating properties portfolio.

During the six months ended June 30, 2014, the Company reclassified land with a carrying value of $6.5 million from held for sale to held for investment due to a change in the Company's strategy and its plan to re-entitle the property. The asset is included in "Real estate, net" on the Company's Consolidated Balance Sheets. There were no operations to reclassify on the Company's Consolidated Statements of Operations as a result of this change. During the same period, the Company reclassified units with a carrying value of $56.7 million to held for sale due to the conversion of hotel rooms to residential units to be sold.

Acquisitions—During the six months ended June 30, 2014, the Company acquired, via deed-in-lieu, title to three commercial operating properties and a land asset, which had a total fair value of $77.9 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction. The following table summarizes the Company's pro forma revenues and net income for the three and six months ended June 30, 2014, as if the acquisition of the properties acquired during the six months ended June 30, 2014 was completed on January 1, 2013 ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma total revenues	131,038	103,175	242,892	200,072
Pro forma net income (loss)	(3,614)	(14,531)	(18,001)	(47,177)
From the date of acquisition through June 30, 2014, $1.8 million in total revenues and $0.6 million in net loss of the acquiree were included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2014. The pro forma revenues and net income are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2013, nor do they purport to represent the Company’s results of operations for future periods.
During the six months ended June 30, 2013, the Company acquired, via foreclosure, title to a residential operating property, which previously served as collateral for a loan receivable held by the Company. The Company contributed the residential operating property which had a fair value of $25.5 million, to an entity of which it owns 63%. Based on the control provisions in the partnership agreement, the Company consolidates the entity and reflects its partner's 37% share of equity in "Noncontrolling interests" on the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Company's Consolidated Balance Sheets. The acquisition was accounted for at fair value. No gain or loss was recorded in connection with this transaction.

Dispositions—During the six months ended June 30, 2014 and 2013, the Company sold residential condominiums for total net proceeds of $94.8 million and $164.1 million, respectively, and recorded income from sales of residential properties totaling $33.7 million and $54.6 million, respectively. During the six months ended June 30, 2014, the Company sold residential lots from two of our master planned community properties for proceeds of $8.6 million which had associated cost of sales of $7.3 million. During the same period, the Company also sold properties with a carrying value of $6.7 million for proceeds that approximated carrying value.
During the six months ended June 30, 2014, the Company sold a net lease asset for net proceeds of $93.7 million which approximated carrying value and contributed land with a carrying value of $9.5 million to newly formed unconsolidated entities. (See Note 6.)
Additionally, during the six months ended June 30, 2014, the Company sold a net lease asset for net proceeds of $7.8 million. The Company recorded an impairment loss of $3.0 million in connection with the sale.
During the six months ended June 30, 2013, the Company sold land for net proceeds of $21.4 million to a newly formed unconsolidated entity in which the Company also received a preferred partnership interest and a 47.5% equity interest. The Company recognized a gain of $3.4 million, reflecting the proportionate share of the sold interest, which was recorded as "Income from sales of residential property" in the Company's Consolidated Statements of Operations.
Additionally, during the six months ended June 30, 2013, the Company sold three net lease assets with a carrying value of $13.5 million resulting in a net gain of $3.4 million. During the same period, the Company sold three commercial operating properties with a carrying value of $43.2 million resulting in a net gain of $9.9 million. These gains were recorded as "Gain from discontinued operations" in the Company's Consolidated Statement of Operations. The Company also sold other land assets with a carrying value of $5.5 million for proceeds that approximated carrying value.
Discontinued Operations—The Company has elected to early adopt ASU 2014-08 beginning with disposals and classifications of assets as held for sale that occurred after December 31, 2013. During the six months ended June 30, 2014, there were no disposals or assets classified as held for sale which were individually significant or represented a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
The following table summarizes income (loss) from discontinued operations for the three and six months ended June 30, 2013 ($ in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Revenues	$1,282	$3,677
Total expenses	(912)	(2,096)
Impairment of assets	(427)	(395)
Income (loss) from discontinued operations	$(57)	$1,186
Impairments—During the six months ended June 30, 2014, the Company recorded impairments on real estate assets totaling $6.3 million, of which $3.3 million resulted from a change in business strategy for a residential property and $3.0 million resulting from the sale of a net lease asset.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $7.0 million and $15.6 million for the three and six months ended June 30, 2014, respectively, and $7.9 million and $15.7 million for the three and six months ended June 30, 2013, respectively. These amounts are included in "Operating lease income" on the Company's Consolidated Statements of Operations.
Allowance for Doubtful Accounts—As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts related to real estate tenant receivables was $2.6 million and $3.4 million, respectively and the allowance for doubtful accounts related to deferred operating lease income was $2.2 million and $2.5 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 5—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	June 30, 2014	December 31, 2013
Senior mortgages	$851,307	$1,071,662
Subordinate mortgages	71,696	60,679
Corporate/Partnership loans	489,988	473,045
Total gross carrying value of loans	1,412,991	1,605,386
Reserves for loan losses	(137,904)	(377,204)
Total loans receivable, net	1,275,087	1,228,182
Other lending investments—securities	181,320	141,927
Total loans receivable and other lending investments, net(1)	$1,456,407	$1,370,109

Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of June 30, 2014 and December 31, 2013 also includes accrued interest of $7.7 million and $6.5 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's Consolidated Balance Sheets.

During the six months ended June 30, 2014, the Company sold loans with total carrying values of $30.8 million, which resulted in a realized gain of $19.0 million. During the six months ended June 30, 2013, the Company sold loans with total carrying values of $80.3 million, which resulted in a net realized loss of $0.6 million. Gains and losses on sales of loans are included in "Other income" on the Company's Consolidated Statements of Operations.

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Reserve for loan losses at beginning of period	$370,076	$521,795	$377,204	$524,499
Provision for (recovery of) loan losses(1)	(2,792)	5,020	(6,192)	15,226
Charge-offs	(229,380)	(46,989)	(233,108)	(59,899)
Reserve for loan losses at end of period	$137,904	$479,826	$137,904	$479,826

Explanatory Note:
_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2014, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $2.4 million and $7.6 million, respectively. For the three and six months ended June 30, 2013, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $6.4 million and $11.0 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of June 30, 2014
Loans	$323,145	$1,097,581	$—	$1,420,726
Less: Reserve for loan losses	(107,304)	(30,600)	—	(137,904)
Total	$215,841	$1,066,981	$—	$1,282,822
As of December 31, 2013
Loans	$752,425	$849,613	$9,889	$1,611,927
Less: Reserve for loan losses	(348,004)	(29,200)	—	(377,204)
Total	$404,421	$820,413	$9,889	$1,234,723

Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $2.0 million and a net premium of $0.5 million as of June 30, 2014 and December 31, 2013, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $8.3 million and $4.6 million as of June 30, 2014 and December 31, 2013, respectively.

(3)
The carrying value of the loan includes unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.4 million as of December 31, 2013. The loan had a cumulative principal balance of $10.2 million as of December 31, 2013. The loan was repaid during the six months ended June 30, 2014.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	June 30, 2014		December 31, 2013
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$674,018	2.07	$591,145	2.50
Subordinate mortgages	72,444	2.68	61,364	3.37
Corporate/Partnership loans	493,578	3.80	438,831	3.88
Total	$1,240,040	2.80	$1,091,340	3.11

As of June 30, 2014, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days	Total Past Due	Total
Senior mortgages	$640,441	$67,335	$146,928	$214,263	$854,704
Subordinate mortgages	72,444	—	—	—	72,444
Corporate/Partnership loans	493,578	—	—	—	493,578
Total	$1,206,463	$67,335	$146,928	$214,263	$1,420,726

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of June 30, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$81,270	$80,669	$—	$3,012	$2,992	$—
With an allowance recorded:
Senior mortgages	203,645	202,112	(104,248)	650,337	645,463	(304,544)
Corporate/Partnership loans	38,230	38,242	(3,056)	99,076	99,067	(43,460)
Subtotal	241,875	240,354	(107,304)	749,413	744,530	(348,004)
Total:
Senior mortgages	284,915	282,781	(104,248)	653,349	648,455	(304,544)
Corporate/Partnership loans	38,230	38,242	(3,056)	99,076	99,067	(43,460)
Total	$323,145	$321,023	$(107,304)	$752,425	$747,522	$(348,004)

Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of June 30, 2014 and December 31, 2013, certain loans modified through troubled debt restructurings with a recorded investment of $142.5 million and $231.8 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$87,642	$186	$16,561	$8,212	$59,432	$687	$47,067	$9,057
Corporate/Partnership loans	—	—	10,051	320	—	—	10,070	440
Subtotal	87,642	186	26,612	8,532	59,432	687	57,137	9,497
With an allowance recorded:
Senior mortgages	354,695	70	878,381	450	453,242	123	891,912	956
Subordinate mortgages	—	—	53,966	—	—	—	53,971	—
Corporate/Partnership loans	63,142	52	61,945	80	75,120	117	62,329	157
Subtotal	417,837	122	994,292	530	528,362	240	1,008,212	1,113
Total:
Senior mortgages	442,337	256	894,942	8,662	512,674	810	938,979	10,013
Subordinate mortgages	—	—	53,966	—	—	—	53,971	—
Corporate/Partnership loans	63,142	52	71,996	400	75,120	117	72,399	597
Total	$505,479	$308	$1,020,904	$9,062	$587,794	$927	$1,065,349	$10,610

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the six months ended June 30, 2013, the Company recorded interest income of $8.0 million related to the resolution of a non-performing loan. Interest income was not previously recorded while the loan was on non-accrual status. There was no interest income related to the resolution of non-performing loans recorded during the six months ended June 30, 2014.

Troubled Debt Restructurings—During the six months ended June 30, 2014 the Company did not modify any loans that would be troubled debt restructurings. During the three and six months ended June 30, 2013, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	2	$71,758	$71,758	3	$144,432	$136,758

During the three months ended June 30, 2013, the Company restructured one performing loan with a recorded investment of $3.2 million to grant a maturity extension of one year. The Company also extended a payoff option on a loan with a recorded investment of $68.6 million that was classified as non-performing.
During the six months ended June 30, 2013, the Company restructured three loans that were considered troubled debt restructurings. In addition to the loans modified during the three months ended June 30, 2013 that are described above, the Company also restructured one non-performing loan with a recorded investment of $72.7 million in which the Company received a $13.3 million paydown and accepted a discounted payoff option on this loan. At the time of the restructuring, the Company reclassified the loan from non-performing to performing status as the Company believed the borrower would perform under the modified terms of the agreement. The loan was repaid in January 2014 at the discounted payoff amount.
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of June 30, 2014, the Company had $3.5 million of unfunded commitments associated with modified loans considered troubled debt restructurings.

Securities—As of June 30, 2014, other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
Available-for-Sale Securities
Municipal debt securities	$1,040	$1,040	$92	$1,132	$1,132
Held-to-Maturity Securities
Corporate debt securities	175,000	180,188	—	180,188	180,188
Total	$176,040	$181,228	$92	$181,320	$181,320

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Other Investments

The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value as of		Equity in Earnings
	June 30, 2014	December 31, 2013	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2014	2013	2014	2013
Real estate equity investments	$98,204	$62,205	$1,442	$957	$1,687	$2,721
Other equity method investments(1)	70,067	45,954	23,882	(127)	24,918	1,626
Madison Funds	43,531	67,782	(1,989)	4,865	(2,391)	7,124
Oak Hill Funds	20,275	21,366	758	909	3,056	2,065
LNR	—	—	—	1,719	—	16,465
Total equity method investments	232,077	197,307	$24,093	$8,323	$27,270	$30,001
Other	9,484	9,902
Total other investments	$241,561	$207,209

Explanatory Note:
_______________________________________________________________________________

(1)	For the three and six months ended June 30, 2014, the Company recognized $23.4 million of earnings from equity method investments resulting from asset sales by one of its equity method investees.

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

Beginning in September 2012, the Company and other owners of LNR entered into negotiations with potential purchasers of LNR. After an extensive due diligence and negotiation process, the LNR owners entered into a definitive contract to sell LNR in January 2013 at a fixed sale price which, from the Company's perspective, reflected in part the Company's then-current expectations about the future results of LNR and potential volatility in its business. The definitive sale contract provided that LNR would not make cash distributions to its owners during the fourth quarter of 2012 through the closing of the sale. Notwithstanding the fixed terms of the contract, our investment balance in LNR increased due to equity in earnings recorded which resulted in our recognition of other than temporary impairment on our investment during the year ended December 31, 2013. In April 2013, the Company completed the sale of its 24% equity interest in LNR and received $220.3 million in net proceeds. Approximately $25.2 million of net proceeds, which were placed in escrow for potential indemnification obligations, were released to the Company in April 2014.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table represents investee level summarized financial information for LNR ($ in thousands)(1):

	For the Three Months Ended March 31, 2013	For the Six Months Ended March 31, 2013
Income Statements
Total revenue(2)	$68,779	$146,579
Income tax (expense) benefit	(1,121)	(1,401)
Net income attributable to LNR	42,452	231,701

Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded its investment in LNR, which was sold in April 2013, on a one quarter lag. Therefore, the amounts in the Company's financial statements for the three and six months ended June 30, 2013 were based on balances and results from LNR for the three and six months ended March 31, 2013.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been included in the amounts presented above. For the three and six months ended March 31, 2013, total revenue presented above includes $21.1 million and $50.4 million, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

The following table reconciles the activity related to the Company's investment in LNR for the three months ended March 31, 2013 and June 30, 2013 and for the six months ended June 30, 2013 ($ in thousands):

	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Carrying value of LNR at beginning of period	$205,773	$220,281	$205,773
Equity in earnings of LNR for the period(1)	45,375	—	45,375	(a)
Balance before other than temporary impairment	251,148	220,281	251,148
Other than temporary impairment(1)	(30,867)	—	(30,867)	(b)
Sales proceeds pursuant to contract	—	(220,281)	(220,281)
Carrying value of LNR at end of period	220,281	—	—
Explanatory Note:
_______________________________________________________________________________

(1)
During the six months ended June 30, 2013, the Company recorded an other than temporary impairment of $30.9 million. Subsequent to the sale of the Company's interest in LNR, LNR reported a reduction in their earnings of $66.2 million related to a purchase price allocation adjustment. The reduction was reflected in LNR's operations for the three months ended March 31, 2013, which resulted in a net loss for the period. Because the Company recorded its investment in LNR on a one quarter lag, the adjustment was reflected in the quarter ended June 30, 2013. There was no net impact on the Company's previously reported equity in earnings as the Company limited its proportionate share of earnings from LNR pursuant to the definitive sale agreement as described above.

For the six months ended June 30, 2013, the amount that was recognized as income in the Company's Consolidated Statements of Operations is the sum of items (a) and (b), and $1.7 million of income recognized for the release of other comprehensive income related to LNR upon sale, or $16.5 million.
Madison Funds—As of June 30, 2014, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are VIEs and that the Company is not the primary beneficiary.
Oak Hill Funds—As of June 30, 2014, the Company owned a 5.92% interest in OHA Strategic Credit Master Fund, L.P. ("OHASCF"). OHASCF was formed to acquire and manage a diverse portfolio of assets, investing in distressed, stressed and undervalued loans, bonds, equities and other investments. The Company determined that this entity is a VIE and that the Company is not the primary beneficiary.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Real Estate Equity Investments—During the six months ended June 30, 2014, the Company sold a net lease asset for net proceeds of $93.7 million to a newly formed unconsolidated entity in which the Company contributed $17.7 million for a noncontrolling equity interest of approximately 51.9%. The Company partnered with a sovereign wealth fund to form the venture in which the partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the net lease venture own a total of 0.6% equity ownership in the venture via co-investment. These executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. As of June 30, 2014, the Company had a recorded equity interest of $17.3 million.

During the six months ended June 30, 2014, the Company contributed land to a newly formed unconsolidated entity in which the Company received an initial equity interest of 85.7%. This entity is a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of June 30, 2014, the Company had a recorded equity interest of $9.5 million. Additionally, the Company committed to provide $45.7 million of mezzanine financing to the entity. As of June 30, 2014, the loan balance was $1.9 million and was included in "Loans receivable and other lending investments, net" on the Company's Consolidated Balance Sheets.

In addition, as of June 30, 2014, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 31% to 76%, comprised of investments of $16.4 million in net lease assets, $15.1 million in operating properties and $39.9 million in land assets. As of December 31, 2013, the Company's real estate equity investments included $16.4 million in net lease assets, $16.0 million in operating properties and $29.8 million in land assets. One of the Company's equity investments in operating properties represents a 33% interest in residential property units. For the six months ended June 30, 2014 and 2013, the Company's earnings from its interest in this property includes income from sales of residential units of $0.3 million and $4.0 million, respectively.

Other Investments—As of June 30, 2014, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2014	December 31, 2013
Intangible assets, net(1)	$57,060	$100,652
Deferred financing fees, net(2)	42,519	33,591
Leasing costs, net(3)	22,609	21,799
Other receivables	22,548	34,655
Corporate furniture, fixtures and equipment, net(4)	5,917	6,557
Other assets	36,495	40,726
Deferred expenses and other assets, net	$187,148	$237,980

Explanatory Notes:
_______________________________________________________________________________

(1)
Intangible assets, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible assets was $37.6 million and $38.1 million as of June 30, 2014 and December 31, 2013, respectively. The amortization of above market leases decreased operating lease income on the Company's Consolidated Statements of Operations by $1.4 million and $3.6 million for the three and six months ended June 30, 2014, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2013. The amortization expense for other intangible assets was $1.7 million and $4.2 million for the three and six months ended June 30, 2014, respectively, and $2.5 million and $5.1 million for the three and six months ended June 30, 2013, respectively. These amounts are included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations.

(2)	Accumulated amortization on deferred financing fees was $9.9 million and $9.9 million as of June 30, 2014 and December 31, 2013, respectively.

(3)	Accumulated amortization on leasing costs was $7.8 million and $7.1 million as of June 30, 2014 and December 31, 2013, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $6.6 million and $6.2 million as of June 30, 2014 and December 31, 2013, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2014	December 31, 2013
Accrued expenses	$42,931	$58,840
Accrued interest payable	35,971	40,015
Intangible liabilities, net(1)	12,798	26,223
Other liabilities	45,150	45,753
Accounts payable, accrued expenses and other liabilities	$136,850	$170,831

Explanatory Note:
_______________________________________________________________________________

(1)
Intangible liabilities, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible liabilities was $5.3 million and $4.6 million as of June 30, 2014 and December 31, 2013, respectively. The amortization of intangible liabilities increased operating lease income on the Company's Consolidated Statements of Operations by $0.9 million and $1.6 million for the three and six months ended June 30, 2014, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2013, respectively.

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of
	June 30, 2014	December 31, 2013
Deferred tax assets(1)	$55,661	$55,962
Valuation allowance	(55,661)	(55,962)
Net deferred tax assets (liabilities)	$—	$—
Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of June 30, 2014 include real estate basis differences of $39.8 million, investment basis differences of $8.5 million, net operating loss carryforwards of $5.0 million and other differences of $2.3 million. Deferred tax assets as of December 31, 2013 include real estate basis differences of $33.0 million, net operating loss carryforwards of $14.9 million and investment basis differences of $8.1 million.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Debt Obligations, net

As of June 30, 2014 and December 31, 2013, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	June 30, 2014	December 31, 2013	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2012 Tranche A-2 Facility	$391,938	$431,475	LIBOR + 5.75%	(1)	March 2017
February 2013 Secured Credit Facility	—	1,379,407	LIBOR + 3.50%	(2)	—
Term loans collateralized by net lease assets	278,261	278,817	4.851% - 7.26%	(3)	Various through 2026
Total secured credit facilities and term loans	670,199	2,089,699
Unsecured notes:
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	265,000	3.875%		July 2016
3.0% senior convertible notes(4)	200,000	200,000	3.0%		November 2016
1.50% senior convertible notes(5)	200,000	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	275,000	9.0%		June 2017
4.00% senior notes	550,000	—	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
5.00% senior notes	770,000	—	5.00%		July 2019
Total unsecured notes	3,326,890	2,006,890
Other debt obligations:
Other debt obligations	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	4,097,089	4,196,589
Debt discounts, net	(14,578)	(38,464)
Total debt obligations, net	$4,082,511	$4,158,125

Explanatory Notes:
_______________________________________________________________________________

(1)	The loan has a LIBOR floor of 1.25%. As of June 30, 2014, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

(2)	This loan had a LIBOR floor of 1.00%.

(3)	Includes a loan with a floating rate of LIBOR plus 2.00% and a loan with a floating rate of LIBOR plus 2.75%. The weighted average interest rate of these loans is 5.1%.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of June 30, 2014, future scheduled maturities of outstanding long-term debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2014 (remaining six months)	$—	$25,176	$25,176
2015	105,765	—	105,765
2016	926,403	—	926,403
2017	924,722	391,938	1,316,660
2018	600,000	16,162	616,162
Thereafter	870,000	236,923	1,106,923
Total principal maturities	3,426,890	670,199	4,097,089
Unamortized debt discounts, net	(9,762)	(4,816)	(14,578)
Total long-term debt obligations, net	$3,417,128	$665,383	$4,082,511

February 2013 Secured Credit Facility—On February 11, 2013, the Company entered into a $1.71 billion senior secured credit facility due October 15, 2017 (the "February 2013 Secured Credit Facility") that amended and restated its $1.82 billion senior secured credit facility, dated October 15, 2012 (the "October 2012 Secured Credit Facility"). The February 2013 Credit Facility amended the October 2012 Secured Credit Facility by: (i) reducing the interest rate from LIBOR plus 4.50%, with a 1.25% LIBOR floor, to LIBOR plus 3.50%, with a 1.00% LIBOR floor; and (ii) extending the call protection period for the lenders from October 15, 2013 to December 31, 2013.
In connection with the February 2013 Secured Credit Facility transaction, the Company incurred $17.1 million of lender fees, of which $14.4 million was capitalized in "Debt obligations, net" on the Company's Consolidated Balance Sheets and $2.7 million was recorded as a loss in "Loss on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations as it related to the lenders who did not participate in the new facility. The Company also incurred $3.8 million in third party fees, of which $3.6 million was recognized in “Other expense” on the Company's Consolidated Statements of Operations, as it related primarily to those lenders from the original facility that modified their debt under the new facility, and $0.2 million was recorded in “Deferred expenses and other assets, net” on the Company's Consolidated Balance Sheets, as it related to the new lenders.
During the three months ended June 30, 2014, net proceeds from the issuances of the Company's $550.0 million aggregate principal amount of 4.00% senior unsecured notes and $770.0 million aggregate principal amount of 5.00% senior unsecured notes, together with cash on hand, were used to fully repay and terminate the February 2013 Secured Credit Facility. From February 2013 through full payoff in June 2014, the Company made cumulative amortization repayments of $388.5 million. Amortization repayments made during the three and six months ended June 30, 2014 resulted in losses on early extinguishment of debt of $0.3 million and $1.1 million, respectively related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. In connection with the repayment and termination of the facility, the Company recorded a loss on early extinguishment of debt of $22.8 million related to unamortized discounts and financing fees at the time of refinancing. These amounts were included in "Loss on extinguishment of debt, net" on the Company's Consolidated Statements of Operations.
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

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates resulted in losses on early extinguishment of debt of $1.3 million and $4.2 million during the three and six months ended June 30, 2013 related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on extinguishment of debt, net" on the Company's Consolidated Statements of Operations.

Additionally, through June 30, 2014, the Company made cumulative amortization repayments of $78.1 million on the 2012 Tranche A-2 Facility. For the three and six months ended June 30, 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.6 million and $0.9 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on extinguishment of debt" on the Company's Consolidated Statements of Operations.

Unsecured Notes—In June 2014, the Company issued $550.0 million aggregate principal amount of 4.00% senior unsecured notes due November 2017 and $770.0 million aggregate principal amount of 5.00% senior unsecured notes due July 2019. Net proceeds from these transactions, together with cash on hand, were used to fully repay and terminate the February 2013 Secured Credit Facility which had an outstanding balance of $1.32 billion.

Encumbered/Unencumbered Assets—As of June 30, 2014 and December 31, 2013, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2014		December 31, 2013
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$609,121	$2,132,269	$1,644,463	$1,151,718
Real estate available and held for sale	28,705	326,109	152,604	207,913
Loans receivable and other lending investments, net(1)	48,820	1,438,187	860,557	538,752
Other investments	20,369	221,192	24,093	183,116
Cash and other assets	—	679,313	—	907,995
Total	$707,015	$4,797,070	$2,681,717	$2,989,494

Explanatory Note:
_______________________________________________________________________________

(1)	As of June 30, 2014 and December 31, 2013, the amounts presented exclude general reserves for loan losses of $30.6 million and $29.2 million, respectively.

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

The Company's March 2012 Secured Credit Facilities contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Company is required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as the Company maintains its qualification as a REIT, the March 2012 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis. The Company may not pay common dividends if it ceases to qualify as a REIT.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's March 2012 Secured Credit Facilities contain cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.
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

As of June 30, 2014, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$262,220	$6,295	$36,011	$304,526
Strategic Investments	—	—	46,362	46,362
Discretionary Fundings	5,000	—	—	5,000
Total	$267,220	$6,295	$82,373	$355,888

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$333	Other Assets	$1,418	Other Liabilities	$2,133	Other Liabilities	$1,653
Interest rate swaps	Other Assets	159	Other Assets	650	N/A	—	N/A	—
Interest rate cap	Other Assets	5,617	Other Assets	9,107	N/A	—	N/A	—
Total		$6,109		$11,175		$2,133		$1,653
The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended June 30, 2014
Interest rate cap	Other Expense	$(2,022)	$—	$(3,634)
Interest rate swaps	Interest Expense	(693)	(39)	N/A
Foreign exchange contracts	Other Expense	(127)	—	N/A
For the Three Months Ended June 30, 2013
Interest rate swap	Interest Expense	844	79	N/A
Foreign exchange contracts	Other Expense	344	—	N/A
For the six months ended June 30, 2014
Interest rate cap	Other Expense	(2,984)	—	(3,634)
Interest rate swaps	Interest Expense	(1,041)	96	N/A
Foreign exchange contracts	Other Expense	(579)	—	N/A
For the six months ended June 30, 2013
Interest rate swap	Interest Expense	882	151	N/A
Foreign exchange contracts	Other Expense	344	—	N/A
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. In January 2014, the Company entered into a foreign exchange contract to hedge its exposure in a subsidiary whose functional currency is Indian rupee ("INR").  The foreign exchange contract replaced an existing contract which matured in January 2014. As of June 30, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells INR/Buys USD Forward	₨	456,000	$7,576	June 2015
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's Consolidated Statements of Operations within "Other Expense." As of June 30, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward		€46,950	$64,287	July 2014
Sells pound sterling ("GBP")/Buys USD Forward		£3,800	$6,501	July 2014
Sells Canadian dollar ("CAD")/Buys USD Forward	C$	40,500	$37,966	July 2014

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives not Designated in Hedging Relationships		2014	2013	2014	2013
Foreign exchange contracts	Other Expense	$(751)	$(414)	$747	$9,742
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" on its Consolidated Statements of Operations for loan investments or "Accumulated other comprehensive income (loss)," on its Consolidated Balance Sheets for net investments in foreign subsidiaries. The Company recorded net gains related to foreign investments of $0.0 million and $0.4 million during the three and six months ended June 30, 2014, respectively, and net losses of $0.4 million and $0.4 million during the three and six months ended June 30, 2013, respectively, in its Consolidated Statements of Operations.
Interest Rate Hedges—For derivatives designated as interest rate hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. In October 2012, the Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a $28.0 million secured term loan maturing in 2019. As of June 30, 2014, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$27,708	LIBOR + 2.00%	3.47%	October 2012	November 2019
For derivatives not designated as interest rate hedges, the changes in the fair value of the derivatives are reported in the Company's Consolidated Statements of Operations within "Other Expense." In August 2013, the Company entered into an interest rate cap agreement to reduce exposure to expected increases in future interest rates and the resulting payments associated with variable interest rate debt. In June 2014, in connection with the full repayment and termination of the Company's February 2013 Secured Credit Facility referenced in Note 8, the Company realized amounts in earnings from other comprehensive loss as a portion of a hedge related to the Company's variable rate debt was no longer expected to be highly effective.  The amount realized was a loss of $3.6 million recorded as a component of "Other expense" in the Company's Consolidated Statements of Operations. As of

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

June 30, 2014, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Over the next 12 months, the Company expects that $(0.3) million related to terminated cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into earnings and $0.4 million relating to other cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense.

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

In connection with its foreign currency derivatives, as of June 30, 2014 and December 31, 2013, the Company has posted collateral of $6.2 million and $7.2 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

Note 11—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of June 30, 2014 and December 31, 2013:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	$25.00	8.000%	$2.00
E	5,600	0.001	25.00	7.875%	1.97
F	4,000	0.001	25.00	7.8%	1.95
G	3,200	0.001	25.00	7.65%	1.91
I	5,000	0.001	25.00	7.50%	1.88
J	4,000	0.001	50.00	4.50%	2.25
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

(2)
The Company declared and paid dividends of $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million on its Series D, E, F, G and I preferred stock during the six months ended June 30, 2014 and 2013. The Company declared and paid dividends of $4.5 million and $2.2 million on its Series J preferred stock during the six months ended June 30, 2014 and 2013, respectively. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of June 30, 2014, the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Company had $608.0 million of net operating loss carryforwards based on its most recently filed tax return at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2032 if unused. The amount of net operating loss carryforwards as of December 31, 2013 will be subject to finalization of the 2013 tax returns. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2013 and 2012 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2013 and 2012 Secured Credit Facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the six months ended June 30, 2014 and 2013.

Stock Repurchase Programs—On May 15, 2012, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. In September 2013, the Company's Board of Directors approved an increase in the repurchase limit to $50.0 million from the $16.0 million that remained from the previously approved program. There were no stock repurchases during the six months ended June 30, 2014. As of June 30, 2014, the Company had remaining authorization to repurchase up to $29.0 million of Common Stock out of the $50.0 million authorized by its Board in 2013.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	June 30, 2014	December 31, 2013
Unrealized losses on available-for-sale securities	$(184)	$(294)
Unrealized gains (losses) on cash flow hedges	(210)	662
Unrealized losses on cumulative translation adjustment	(3,353)	(4,644)
Accumulated other comprehensive income (loss)	$(3,747)	$(4,276)

Note 12—Stock-Based Compensation Plans and Employee Benefits

On May 22, 2014, the Company's shareholders approved the 2013 Performance Incentive Plan ("iPIP") which is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plan. The Company granted 73.0% out of a maximum of 100% of iPIP points to these executives and professionals. Subject to certain vesting and employment requirements, point holders will be paid a combination of cash and stock. The payout of iPIP is based on the amount of invested capital, investment performance and the Company's total shareholder return, or TSR, as compared to the average TSR of the NAREIT All REIT Index and the Russell 2000 Index. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. The fair value of points is determined using a model that forecasts the Company's projected investment performance. All decisions regarding the granting of points under iPIP are made at the discretion of the Board of Directors or a committee of the Board of Directors. iPIP is a liability-classified award which will be remeasured each reporting period at fair value until the awards are settled. Compensation costs relating to iPIP are included in "General and administrative" on the Company's Consolidated Statements of Operations.
Stock-Based Compensation—The Company recorded stock-based compensation expense of $3.2 million and $5.3 million for the three and six months ended June 30, 2014, respectively, and $4.7 million and $9.9 million for the three and six months ended June 30, 2013 in "General and administrative" on the Company's Consolidated Statements of Operations. As of June 30, 2014, there was $3.8 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.30 years. As of June 30, 2014, approximately $2.4 million of stock-based compensation was included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.
As of June 30, 2014, an aggregate of 4.1 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

2014 Activity—During the six months ended June 30, 2014, 2,336,053 restricted stock units, or Units, that were previously granted became vested, resulting in the issuance of 1,163,678 shares of our Common Stock to employees, net of statutory minimum required tax withholdings. These vested Units were comprised of 1,696,053 Units which vested in January 2014, 40,000 service-based Units granted to certain employees in March 2011 that cliff vested in March 2014 and 600,000 service-based restricted units granted to the Company's Chairman and Chief Executive Officer in October 2011 that vested in June 2014. In addition, 229,235 fully-vested shares of our Common Stock were granted to employees in January 2014, subject to restrictions on transfer, pursuant to our annual incentive award program which included a mix of cash and equity awards (see below).
During the six months ended June 30, 2014, the Company granted stock-based compensation awards to certain employees in the form of annual incentive awards and long-term incentive awards:
Effective January 10, 2014, the Company granted 229,235 shares of our Common Stock to certain employees as part of annual incentive awards which included a mix of cash and equity awards. The shares are fully-vested and 128,652 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.
Effective January 10, 2014, the Company also granted 67,637 service-based Units representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. As of June 30, 2014, 66,967 of such service-based Units were outstanding.
Effective January 10, 2014, the Company also granted 51,726 target amount of performance-based Units based on the Company's TSR measured over a performance period ending on December 31, 2016, which is the vesting date. Vesting will range from 0% to 200% of the target amount of the award, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.76% for risk-free interest rate and 44.84% for expected stock price volatility. As of June 30, 2014, 51,055 Units were outstanding.
As of June 30, 2014, the Company had the following additional stock-based compensation awards outstanding:

•
196,582 service-based Units, granted on February 1, 2013, representing the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on February 1, 2016, three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled.

•
195,409 target amount of performance-based Units, granted on February 1, 2013, representing the right to receive shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest based on the Company's total shareholder return, or TSR, measured over a performance period ending on the vesting date of December 31, 2014, which is the vesting date. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company and any companies not included in the index at the beginning and end of the performance period are excluded from calculation of the performance of such index. To the extent these Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.26% for risk-free interest rate and 50.44% for expected stock price volatility.

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

Directors' Awards—During the six months ended June 30, 2014, the Company awarded to Directors 48,172 common share equivalents ("CSEs") and restricted shares at a fair value per share of $14.46 at the time of grant. These CSEs and restricted shares have a one year vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common stock from the date of grant, as and when dividends are paid on Common Stock. In addition, during the six months ended June 30, 2014, the Company issued 55,076 shares of our Common Stock to a former director in settlement of previously vested CSE awards granted under the Non-Employee Directors Deferral Plan. As of June 30, 2014, a total of 360,230 CSEs and restricted shares of our Common Stock granted to members of the Company's Board of Directors remained outstanding under such Plan, with an aggregate intrinsic value of $5.4 million.

401(k) Plan—The Company made gross contributions of $0.1 million and $0.7 million for the three and six months ended June 30, 2014, respectively, and $0.1 million and $0.7 million for the three and six months ended June 30, 2013, respectively.

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
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$(20,774)	$(56,939)	$(51,445)	$(119,176)
Net (income) loss attributable to noncontrolling interests	(325)	311	(779)	500
Income from sales of residential property	17,180	34,319	33,674	58,016
Preferred dividends	(12,830)	(12,780)	(25,660)	(23,360)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(16,749)	$(35,089)	$(44,210)	$(84,020)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(16,207)	$(33,958)	$(42,779)	$(81,304)
Income (loss) from discontinued operations	—	(55)	—	1,148
Gain from discontinued operations	—	8,012	—	12,892
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(16,207)	$(26,001)	$(42,779)	$(67,264)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	84,916	85,125	84,868	84,975
Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.19)	$(0.40)	$(0.50)	$(0.95)
Income (loss) from discontinued operations	—	—	—	0.01
Gain from discontinued operations	—	0.09	—	0.15
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.19)	$(0.31)	$(0.50)	$(0.79)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(542)	$(1,131)	$(1,431)	$(2,716)
Income (loss) from discontinued operations	—	(2)	—	38
Gain from discontinued operations	—	267	—	431
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(542)	$(866)	$(1,431)	$(2,247)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15
Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(36.13)	$(75.41)	$(95.40)	$(181.07)
Income (loss) from discontinued operations	—	(0.13)	—	2.53
Gain from discontinued operations	—	17.80	—	28.73
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(36.13)	$(57.74)	$(95.40)	$(149.81)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For the three and six months ended June 30, 2014 and 2013, the following shares were not included in the diluted EPS calculation because they were anti-dilutive ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Joint venture shares	$298	$298	$298	$298
3.00% convertible senior unsecured notes	16,992	16,992	16,992	16,992
Series J convertible perpetual preferred stock	15,635	15,635	15,635	15,635
1.50% convertible senior unsecured notes	11,567	—	11,567	—

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2014
Recurring basis:
Derivative assets	$6,109	$—	$6,109	$—
Derivative liabilities	2,133	—	2,133	—
Non-recurring basis:
Impaired loans(1)	39,390	—	—	39,390
Impaired real estate(2)	35,394	—	—	35,394
As of December 31, 2013
Recurring basis:
Derivative assets	$11,175	$—	$11,175	$—
Derivative liabilities	1,653	—	1,653	—
Non-recurring basis:
Impaired loans	115,423	—	—	115,423
Impaired real estate	35,680	—	5,744	29,936
Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded a recovery of loan losses on one loan with a fair value of $35.1 million based on the loan's remaining term of 2.0 years and interest rate of 4.7% using discounted cash flow analysis. In addition, the Company recorded a recovery of loan losses on one loan with a fair value of $4.3 million based upon a settlement agreement executed by the borrower.

(2)
The Company recorded impairment on one real estate asset with a fair value of $35.4 million based on a discount rate of 10.0%, average annual revenue growth of 3.0% and remaining inventory sell out period of 1.5 years using discounted cash flows.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and debt obligations were $1.5 billion and $4.4 billion, respectively, as of June 30, 2014 and $1.4 billion and $4.5 billion, respectively, as of December 31, 2013. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
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
The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
Three Months Ended June 30, 2014:
Operating lease income	$—	$37,674	$23,117	$176	$—	$60,967
Interest income	35,127	—	—	—	—	35,127
Other income	19,043	519	7,874	143	1,683	29,262
Land sales revenue	—	—	—	4,487	—	4,487
Total revenue	54,170	38,193	30,991	4,806	1,683	129,843
Earnings (loss) from equity method investments	—	862	731	(151)	22,651	24,093
Income from sales of residential property	—	—	17,180	—	—	17,180
Revenue and other earnings	54,170	39,055	48,902	4,655	24,334	171,116
Real estate expense	—	(5,520)	(28,929)	(6,105)	—	(40,554)
Land cost of sales	—	—	—	(3,611)	—	(3,611)
Other expense	(303)	—	—	—	(4,387)	(4,690)
Allocated interest expense	(15,858)	(18,009)	(10,229)	(7,294)	(5,140)	(56,530)
Allocated general and administrative(2)	(4,444)	(5,183)	(3,078)	(4,224)	(6,498)	(23,427)
Segment profit (loss)(3)	$33,565	$10,343	$6,666	$(16,579)	$8,309	$42,304
Other significant non-cash items:
Provision for (recovery of) loan losses	$(2,792)	$—	$—	$—	$—	$(2,792)
Impairment of assets	—	—	3,900	(600)	—	3,300
Depreciation and amortization	—	9,682	8,368	490	282	18,822
Capitalized expenditures	—	201	13,564	18,373	—	32,138
Three Months Ended June 30, 2013:
Operating lease income	$—	$35,783	$21,329	$—	$—	$57,112
Interest income	29,682	—	—	—	—	29,682
Other income	290	—	11,440	—	1,395	13,125
Total revenue	29,972	35,783	32,769	—	1,395	99,919
Earnings (loss) from equity method investments	—	652	1,816	(1,511)	7,366	8,323
Income from sales of residential property	—	—	30,842	3,477	—	34,319
Income (loss) from discontinued operations(4)	—	392	110	—	—	502
Gain from discontinued operations	—	3,365	4,914	—	—	8,279
Revenue and other earnings	29,972	40,192	70,451	1,966	8,761	151,342
Real estate expense	—	(5,673)	(24,781)	(6,527)	—	(36,981)
Other expense	(414)	—	—	—	268	(146)
Allocated interest expense(5)	(18,470)	(20,079)	(12,452)	(7,943)	(10,213)	(69,157)
Allocated general and administrative(2)	(2,895)	(3,158)	(2,147)	(1,788)	(6,169)	(16,157)
Segment profit (loss)(3)	$8,193	$11,282	$31,071	$(14,292)	$(7,353)	$28,901
Other significant non-cash items:
Provision for (recovery of) loan losses	$5,020	$—	$—	$—	$—	$5,020
Impairment of assets(5)	—	—	427	—	—	427
Depreciation and amortization(5)	—	9,589	7,231	265	315	17,400
Capitalized expenditures	—	13,889	9,485	7,972	—	31,346

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
Six Months Ended June 30, 2014:
Operating lease income	$—	$76,555	$46,118	$402	$—	$123,075
Interest income	63,041	—	—	—	—	63,041
Other income	19,442	733	20,540	369	2,762	43,846
Land sales revenue	—	—	—	8,630	—	8,630
Total revenue	82,483	77,288	66,658	9,401	2,762	238,592
Earnings (loss) from equity method investments	—	1,148	948	(409)	25,583	27,270
Income from sales of residential property	—	—	33,674	—	—	33,674
Revenue and other earnings	82,483	78,436	101,280	8,992	28,345	299,536
Real estate expense	—	(11,194)	(57,543)	(14,430)	—	(83,167)
Land cost of sales	—	—	—	(7,265)	—	(7,265)
Other expense	(733)	—	—	—	(4,178)	(4,911)
Allocated interest expense	(31,310)	(36,619)	(20,488)	(14,453)	(11,116)	(113,986)
Allocated general and administrative(2)	(7,534)	(8,982)	(5,267)	(7,273)	(12,084)	(41,140)
Segment profit (loss)(3)	$42,906	$21,641	$17,982	$(34,429)	$967	$49,067
Other significant non-cash items:
Provision for (recovery of) loan losses	$(6,192)	$—	$—	$—	$—	$(6,192)
Impairment of assets	—	2,979	3,900	(600)	—	6,279
Depreciation and amortization	—	19,810	16,232	794	599	37,435
Capitalized expenditures	—	705	26,418	33,056	—	60,179
Six Months Ended June 30, 2013:
Operating lease income	$—	$72,436	$42,692	$—	$—	$115,128
Interest income	54,349	—	—	—	—	54,349
Other income	2,498	—	19,579	500	1,967	24,544
Total revenue	56,847	72,436	62,271	500	1,967	194,021
Earnings (loss) from equity method investments	—	1,338	4,473	(3,090)	27,280	30,001
Income from sales of residential property	—	—	54,539	3,477	—	58,016
Income (loss) from discontinued operations(4)	—	1,001	843	—	—	1,844
Gain from discontinued operations	—	3,395	9,928	—	—	13,323
Revenue and other earnings	56,847	78,170	132,054	887	29,247	297,205
Real estate expense	—	(11,269)	(50,515)	(13,031)	—	(74,815)
Other expense	(1,857)	—	—	—	(3,913)	(5,770)
Allocated interest expense(5)	(39,532)	(40,069)	(25,935)	(15,625)	(19,562)	(140,723)
Allocated general and administrative(2)	(6,135)	(6,217)	(4,410)	(3,635)	(12,405)	(32,802)
Segment profit (loss)(3)	$9,323	$20,615	$51,194	$(31,404)	$(6,633)	$43,095
Other significant non-cash items:
Provision for (recovery of) loan losses	$15,226	$—	$—	$—	$—	$15,226
Impairment of assets(5)	—	—	395	—	—	395
Depreciation and amortization(5)	—	19,229	14,437	530	658	34,854
Capitalized expenditures	—	17,656	14,406	15,598	—	47,660

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
As of June 30, 2014
Real estate
Real estate, at cost	$—	$1,611,446	$744,212	$829,112	$—	$3,184,770
Less: accumulated depreciation	—	(352,418)	(86,747)	(4,215)	—	(443,380)
Real estate, net	—	1,259,028	657,465	824,897	—	2,741,390
Real estate available and held for sale	—	—	232,771	122,043	—	354,814
Total real estate	—	1,259,028	890,236	946,940	—	3,096,204
Loans receivable and other lending investments, net	1,456,407	—	—	—	—	1,456,407
Other investments	—	33,740	15,097	49,367	143,357	241,561
Total portfolio assets	$1,456,407	$1,292,768	$905,333	$996,307	$143,357	4,794,172
Cash and other assets						679,313
Total assets						$5,473,485
As of December 31, 2013
Real estate
Real estate, at cost	$—	$1,696,888	$720,508	$803,238	$—	$3,220,634
Less: accumulated depreciation	—	(338,640)	(82,420)	(3,393)	—	(424,453)
Real estate, net	—	1,358,248	638,088	799,845	—	2,796,181
Real estate available and held for sale	—	—	228,328	132,189	—	360,517
Total real estate	—	1,358,248	866,416	932,034	—	3,156,698
Loans receivable and other lending investments, net	1,370,109	—	—	—	—	1,370,109
Other investments	—	16,408	16,032	29,765	145,004	207,209
Total portfolio assets	$1,370,109	$1,374,656	$882,448	$961,799	$145,004	4,734,016
Cash and other assets						907,995
Total assets						$5,642,011

Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's share of equity in earnings from LNR of $1.7 million and $16.5 million for the three and six months ended June 30, 2013. See Note 6 for further details on the Company's investment in LNR and summarized financial information of LNR.

(2)
General and administrative excludes stock-based compensation expense of $3.2 million and $5.3 million for the three and six months ended June 30, 2014, respectively, and $4.7 million and $9.9 million for the three and six months ended June 30, 2013, respectively.

(3)	The following is a reconciliation of segment profit (loss) to net income (loss) ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Segment profit (loss)	$42,304	$28,901	$49,067	$43,095
Less: (Provision for) recovery of loan losses	2,792	(5,020)	6,192	(15,226)
Less: Impairment of assets(4)	(3,300)	(427)	(6,279)	(395)
Less: Stock-based compensation expense	(3,196)	(4,719)	(5,271)	(9,921)
Less: Depreciation and amortization(4)	(18,822)	(17,400)	(37,435)	(34,854)
Less: Income tax (expense) benefit(4)	215	(491)	722	(4,566)
Less: Loss on early extinguishment of debt, net	(23,587)	(15,242)	(24,767)	(24,784)
Net income (loss)	$(3,594)	$(14,398)	$(17,771)	$(46,651)

(4)	For the three and six months ended June 30, 2013, excludes certain amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

(5)	For the three and six months ended June 30, 2013, includes related amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

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
Executive Overview

In conjunction with improving economic and commercial real estate market conditions, we have continued to make meaningful progress towards achieving a number of our strategic corporate objectives. Broad access to the capital markets has allowed us to extend our debt maturity profile, lower our cost of capital and support our long-term strategy of becoming primarily an unsecured borrower. During the quarter, we issued two series of senior unsecured notes and utilized the net proceeds, together with cash on hand, to fully repay and terminate the larger of our two secured credit facilities. We continued to significantly reduce our level of nonperforming loans and non-core assets through the monetization of legacy assets. In addition, through strategic ventures, we have partnered with other providers of capital within our net lease segment and with developers with homebuilding expertise within our land segment. These transactions and resulting benefits to liquidity have allowed us to increase new investment activity within our various business segments, which we anticipate should drive future revenue growth. During the quarter, we originated and funded $167.1 million of investments and had $356.5 million of cash at quarter end which we expect to be used primarily to fund future investment activities.
During the three months ended June 30, 2014, three of our four business segments, including real estate finance, net lease and operating properties contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. For the quarter ended June 30, 2014, we recorded a net loss allocable to common shareholders of $(16.2) million, compared to a loss of $(26.0) million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the quarter ended June 30, 2014 was $28.9 million, compared to $4.4 million during the same period in the prior year.

Results of Operations for the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Operating lease income	$60,967	$57,112	$3,855	7%
Interest income	35,127	29,682	5,445	18%
Other income	29,262	13,125	16,137	>100%
Land sales revenue	4,487	—	4,487	100%
Total revenue	129,843	99,919	29,924	30%
Interest expense	56,530	69,157	(12,627)	(18)%
Real estate expenses	40,554	36,981	3,573	10%
Cost of land sales	3,611	—	3,611	100%
Depreciation and amortization	18,822	17,330	1,492	9%
General and administrative	26,623	20,876	5,747	28%
Provision for (recovery of) loan losses	(2,792)	5,020	(7,812)	>(100)%
Impairment of assets	3,300	—	3,300	100%
Other expense	4,690	146	4,544	>100%
Total costs and expenses	151,338	149,510	1,828	1%
Loss on early extinguishment of debt, net	(23,587)	(15,242)	(8,345)	55%
Earnings from equity method investments	24,093	8,323	15,770	>100%
Income tax (expense) benefit	215	(429)	644	>100%
Income (loss) from discontinued operations	—	(57)	57	100%
Gain from discontinued operations	—	8,279	(8,279)	(100)%
Income from sales of residential property	17,180	34,319	(17,139)	(50)%
Net income (loss)	$(3,594)	$(14,398)	$10,804	75%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased to $61.0 million during the three months ended June 30, 2014 from $57.1 million for the same period in 2013.

Operating lease income from net lease assets increased to $37.7 million during the three months ended June 30, 2014 from $35.8 million for the same period in 2013 primarily due to new leasing activity, offset by lease terminations since June 30, 2013. As of June 30, 2014, net lease assets were 94.4% leased compared to 93.8% leased as of June 30, 2013. For the three months ended June 30, 2014, the net lease portfolio generated an unleveraged yield of 7.68% compared to 7.13% during the same period in 2013.
Operating lease income from commercial operating properties increased to $22.2 million during the three months ended June 30, 2014 from $21.3 million for the same period in 2013 due to new leasing activity and the acquisition of properties during the quarter. As of June 30, 2014, commercial operating properties, excluding hotels, were 61.3% leased compared to 60.5% leased as of June 30, 2013.
Interest income increased to $35.1 million during the three months ended June 30, 2014 as compared to $29.7 million for the same period in 2013. The increase was due to $5.0 million of income recognition related to the amortization of a discount associated with the acquisition of a loan, as well as new investment originations and additional fundings of existing loans. The average balance of performing loans was $1.36 billion for the quarter ended June 30, 2014 as compared to $1.18 billion for the same period in 2013. The increase was offset by payoffs and paydowns of performing loans since June 30, 2013. The weighted average yield of our performing loans increased to 8.5%, excluding the $5.0 million amortization of discount, for the three months ended June 30, 2014 from 7.0% for the same period in 2013.
Other income increased to $29.3 million during the three months ended June 30, 2014 as compared to $13.1 million for the same period in 2013. The increase was due primarily to gains on sales of non-performing loans of $19.0 million.
Land sales and costs—During the three months ended June 30, 2014, we sold residential lots from two of our master planned community properties for proceeds of $4.5 million which had associated cost of sales of $3.6 million.

Costs and expenses—Interest expense decreased to $56.5 million during the three months ended June 30, 2014 as compared to $69.2 million for the same period in 2013 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.08 billion for the three months ended June 30, 2014 from $4.58 billion for the same period in 2013. Our weighted average effective cost of debt decreased to 5.5% for the three months ended June 30, 2014 from 6.0% for the same period in 2013. The decline was primarily a result of the refinancing of higher interest rate senior unsecured notes with lower interest rate senior unsecured notes during 2013.
Real estate expenses increased to $40.6 million during the three months ended June 30, 2014 as compared to $37.0 million for the same period in 2013. Expenses for commercial operating properties increased to $21.1 million during the three months ended June 30, 2014 from $20.2 million for the same period in 2013, primarily due to the acquisition of properties and higher occupancy at a hotel property during the quarter. The increase was offset by reduced expenses resulting from the conversion of hotel rooms to residential units to be sold at a hotel property during the quarter ended June 30, 2014. Costs associated with residential units increased to $7.8 million from $4.6 million for the same period in 2013 due to sales assessments at one of our residential properties and carrying costs for additional residential units where construction was completed during the quarter ended June 30, 2014.
Depreciation and amortization increased to $18.8 million during the three months ended June 30, 2014 from $17.3 million for the same period in 2013 primarily due to additional leasing activity, the acquisition of a commercial operating property during the quarter and accelerated depreciation related to a terminated lease.
General and administrative expenses increased to $26.6 million during the three months ended June 30, 2014 as compared to $20.9 million for the same period in 2013 primarily related to the timing of expense recognition for our performance based compensation program.
The net recovery of loan losses was $2.8 million during the three months ended June 30, 2014 as compared to a net provision for loan losses of $5.0 million for the same period in 2013. Included in the net recovery for the three months ended June 30, 2014 were recoveries of previously recorded loan loss reserves of $2.4 million and a reduction of $0.4 million in the general reserve due primarily to an overall improvement in risk ratings of our loans.
During the three months ended June 30, 2014, we recorded impairments on real estate assets totaling $3.3 million resulting from a change in business strategy for a residential property. During the three months ended June 30, 2013, we recorded no impairments on real estate assets.

Other expense increased to $4.7 million during the three months ended June 30, 2014 as compared to $0.1 million for the same period in 2013. During the quarter ended June 30, 2014, in connection with the full repayment and termination of our February 2013 Secured Credit Facility, we realized $3.6 million of expense from other comprehensive loss as a portion of an interest rate cap related to our variable rate debt was no longer expected to be highly effective.
Loss on early extinguishment of debt, net—During the three months ended June 30, 2014, we incurred losses on early extinguishment of debt of $23.6 million. Together with cash on hand, net proceeds from the issuances of our $550 million of 4.00% senior unsecured notes due November 2017 and our $770 million of 5.00% senior unsecured notes due July 2019 were used to fully repay and terminate our February 2013 Secured Credit Facility. As a result, during the quarter ended June 30, 2014, we expensed $22.8 million relating to accelerated amortization of discount and fees associated with the payoff of our February 2013 Secured Credit Facility.

During the three months ended June 30, 2013, we incurred $3.0 million of net losses on the early extinguishment of debt primarily related to accelerated amortization of discounts and fees in connection with amortization payments of our October 2012 and February 2013 Secured Credit Facilities. We also redeemed our $448.5 million aggregate principal amount of 5.95% senior unsecured notes due October 2013 prior to maturity and incurred $9.5 million of losses related to a prepayment penalty and the accelerated amortization of discounts and fees.
Earnings from equity method investments—Earnings from equity method investments increased to $24.1 million during the three months ended June 30, 2014 as compared to $8.3 million for the same period in 2013. For the three months ended June 30, 2014, we recognized $23.4 million of earnings from equity method investments resulting from asset sales by one of our equity method investees.

Discontinued operations—During the prior quarter, we adopted ASU 2014-08 (see Note 3), which raised the threshold for discontinued operations reporting to disposals of components that are considered strategic shifts in a company's business. There were no disposals that met this threshold during the quarter. Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2013. During the three months ended June 30, 2013, we sold two commercial operating properties with a carrying value of $19.1 million, which resulted in a net gain of $4.9 million, and two net lease assets with a carrying value of $12.6 million, which resulted in a gain of $3.4 million.

Income from sales of residential property—During the three months ended June 30, 2014 and 2013, we sold residential condominiums for total net proceeds of $47.1 million and $88.9 million, respectively, that resulted in income from sales of residential properties totaling $17.2 million and $34.3 million, respectively.

Results of Operations for the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

	For the Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Operating lease income	$123,075	$115,128	$7,947	7%
Interest income	63,041	54,349	8,692	16%
Other income	43,846	24,544	19,302	79%
Land sales revenue	8,630	—	8,630	100%
Total revenue	238,592	194,021	44,571	23%
Interest expense	113,986	140,723	(26,737)	(19)%
Real estate expenses	83,167	74,815	8,352	11%
Cost of land sales	7,265	—	7,265	100%
Depreciation and amortization	37,435	34,653	2,782	8%
General and administrative	46,411	42,723	3,688	9%
Provision for (recovery of) loan losses	(6,192)	15,226	(21,418)	>(100)%
Impairment of assets	6,279	—	6,279	100%
Other expense	4,911	5,770	(859)	(15)%
Total costs and expenses	293,262	313,910	(20,648)	(7)%
Loss on early extinguishment of debt, net	(24,767)	(24,784)	17	—%
Earnings from equity method investments	27,270	30,001	(2,731)	(9)%
Income tax (expense) benefit	722	(4,504)	5,226	>100%
Income (loss) from discontinued operations	—	1,186	(1,186)	(100)%
Gain from discontinued operations	—	13,323	(13,323)	(100)%
Income from sales of residential property	33,674	58,016	(24,342)	(42)%
Net income (loss)	$(17,771)	$(46,651)	$28,880	62%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased to $123.1 million during the six months ended June 30, 2014 from $115.1 million for the same period in 2013.

Operating lease income from net lease assets increased to $76.6 million during the six months ended June 30, 2014 from $72.4 million for the same period in 2013 primarily due to new leasing activity and a new net lease asset acquired at the end of 2013, offset by lease terminations since June 30, 2013. As of June 30, 2014, net lease assets were 94.4% leased compared to 93.8% leased as of June 30, 2013. For the six months ended June 30, 2014, the net lease portfolio generated an unleveraged yield of 7.51% compared to 7.26% during the same period in 2013.
Operating lease income from commercial operating properties increased to $43.9 million during the six months ended June 30, 2014 from $42.7 million for the same period in 2013 primarily due to new leasing activity and the acquisition of properties during the period. As of June 30, 2014, commercial operating properties, excluding hotels, were 61.3% leased compared to 60.5% leased as of June 30, 2013.
Interest income increased to $63.0 million during the six months ended June 30, 2014 as compared to $54.3 million for the same period in 2013. The increase was due to $5.0 million of income recognition related to the amortization of a discount associated with the acquisition of a loan, as well as new investment originations and additional fundings of existing loans. The average balance of performing loans was $1.33 billion for the six months ended June 30, 2014 as compared to $1.26 billion for the same period in

2013. The increase was offset in part by payoffs and paydowns of performing loans since June 30, 2013. The weighted average yield of our performing loans increased to 8.6%, excluding the $5.0 million amortization of discount, for the six months ended June 30, 2014 from 7.1% for the same period in 2013.
Other income increased to $43.8 million during the six months ended June 30, 2014 as compared to $24.5 million for the same period in 2013. The increase was due to gains on sales of non-performing loans of $19.0 million and $5.3 million of income related to a lease modification fee received. The increase was offset in part by a decline of $2.4 million in loan related income received during the same period in 2013.
Land sales and costs—During the six months ended June 30, 2014, we sold residential lots from two of our master planned community properties for proceeds of $8.6 million which had associated cost of sales of $7.3 million.
Costs and expenses—Interest expense decreased to $114.0 million during the six months ended June 30, 2014 as compared to $140.7 million for the same period in 2013 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.10 billion for the six months ended June 30, 2014 from $4.60 billion for the same period in 2013. Our weighted average effective cost of debt decreased to 5.5% for the six months ended June 30, 2014 from 6.1% for the same period in 2013. The decline was a result of the refinancing of higher interest rate secured credit facilities and senior unsecured notes with lower interest rate senior unsecured notes during 2013 and 2014.
Real estate expenses increased to $83.2 million during the six months ended June 30, 2014 as compared to $74.8 million for the same period in 2013. Expenses for commercial operating properties increased to $43.5 million during the six months ended June 30, 2014 from $40.6 million for the same period in 2013, primarily due to the acquisition of properties, higher occupancy at a hotel property and increased snow removal costs during the period. The increase was offset in part by reduced expenses resulting from the conversion of hotel rooms to residential units to be sold at a property during the six months ended June 30, 2014. Costs associated with residential units increased to $14.1 million from $10.0 million for the same period in 2013 due to sales assessments at one of our residential properties and carrying costs for additional residential units where construction was completed during the the six months ended June 30, 2014. Carrying costs and other expenses on our land assets increased to $14.4 million during the six months ended June 30, 2014 from $13.0 million for the same period in 2013, primarily related to an increase in costs incurred on certain land assets prior to development.
Depreciation and amortization increased to $37.4 million during the six months ended June 30, 2014 from $34.7 million for the same period in 2013 primarily due to additional leasing activity, the acquisition of a commercial operating property during the quarter ended June 30, 2014 and accelerated depreciation related to a terminated lease.
General and administrative expenses increased to $46.4 million during the six months ended June 30, 2014 as compared to $42.7 million for the same period in 2013 primarily related to the timing of expense recognition for our performance based compensation program.
The net recovery of loan losses was $6.2 million during the six months ended June 30, 2014 as compared to a net provision for loan losses of $15.2 million for the same period in 2013. Included in the net recovery for the six months ended June 30, 2014 were recoveries of previously recorded loan loss reserves of $7.6 million offset by an increase of $1.4 million in the general reserve due primarily to new investment originations.
During the six months ended June 30, 2014, we recorded impairments on real estate assets totaling $6.3 million resulting from a change in business strategy for a residential property and resulting from the sale of a net lease asset. During the six months ended June 30, 2013, we recorded no impairments on real estate assets.

Loss on early extinguishment of debt, net—During the six months ended June 30, 2014, we incurred losses on early extinguishment of debt of $24.8 million. Together with cash on hand, net proceeds from the issuances of our $550 million of 4.00% senior unsecured notes due November 2017 and our $770 million of 5.00% senior unsecured notes due July 2019 were used to fully repay and terminate our February 2013 Secured Credit Facility. As a result, during the quarter ended June 30, 2014, we expensed $22.8 million relating to accelerated amortization of discount and fees associated with the payoff of our February 2013 Secured Credit Facility.

During the six months ended June 30, 2013, we incurred $7.7 million of losses on the early extinguishment of debt due to accelerated amortization of discounts and fees in connection with the refinancing of our October 2012 Secured Credit Facility with our February 2013 Secured Credit Facility. We also recorded $7.6 million of losses related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our 2012 and 2013 Secured Credit Facilities. We also redeemed our $448.5 million 5.95% senior unsecured notes due October 2013 prior to maturity and incurred $9.5 million of losses related to a prepayment penalty and the acceleration of amortization of discounts.

Earnings from equity method investments—Earnings from equity method investments decreased to $27.3 million during the six months ended June 30, 2014 as compared to $30.0 million for the same period in 2013 due primarily to lower income from sales of residential property units recorded by one of our real estate equity investments and the sale of our interest in LNR in April 2013. We had no equity in earnings from LNR during the six months ended June 30, 2014 as compared to the same period in 2013 in which we recorded equity in earnings of $45.4 million, which was offset by an other than temporary impairment of $30.9 million arising from the terms of the sale of our investment in LNR. We and other owners of LNR entered into negotiations with potential purchasers of LNR beginning in September 2012. After an extensive due diligence and negotiation process, the LNR owners entered into a definitive contract to sell LNR in January 2013 at a fixed sale price which, from our perspective, reflected in part our then-current expectations about the future results of LNR and potential volatility in its business. The definitive sale contract provided that LNR would not make cash distributions to its owners during the fourth quarter of 2012 through the closing of the sale. Notwithstanding the fixed terms of the contract, our investment balance in LNR increased due to equity in earnings recorded which resulted in our recognition of other than temporary impairment on our investment during 2013. For the six months ended June 30, 2014, we recognized $23.4 million of earnings from equity method investments resulting from asset sales by one of our equity method investees.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries (“TRS's”). Income taxes decreased to a net tax benefit of $0.7 million during the six months ended June 30, 2014 as compared to a tax expense of $4.5 million for the same period in 2013. The period to period difference was due primarily to a tax benefit generated by certain property level expenses as well as lower taxable income from sales of condominium units and earnings from equity method investments in the quarter ended June 30, 2014 compared to the same period in 2013.

Discontinued operations—During the six months ended June 30, 2014, we adopted ASU 2014-08 (see Note 3), which raised the threshold for discontinued operations reporting to disposals of components that are considered strategic shifts in a company's business. There were no disposals that met this threshold during the period. Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2013. During the six months ended June 30, 2013, we sold three commercial operating properties with a carrying value of $43.2 million, which resulted in a net gain of $9.9 million, and three net lease assets with a carrying value of $13.5 million, which resulted in a net gain of $3.4 million.

Income from sales of residential property—During the six months ended June 30, 2014 and 2013, we sold residential condominiums for total net proceeds of $94.8 million and $164.1 million, respectively, that resulted in income from sales of residential properties totaling $33.7 million and $58.0 million, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(16,207)	$(26,001)	$(42,779)	$(67,264)
Add: Depreciation and amortization(1)	19,291	17,400	38,187	34,854
Add: Provision for (recovery of) loan losses	(2,792)	5,020	(6,192)	15,226
Add: Impairment of assets(2)	3,300	550	6,279	518
Add: Stock-based compensation expense	3,196	4,719	5,271	9,921
Add: Loss on early extinguishment of debt, net(3)	23,587	3,728	24,767	13,270
Less: HPU/Participating Security allocation	(1,507)	(1,013)	(2,211)	(2,385)
Adjusted income (loss) allocable to common shareholders	$28,868	$4,403	$23,322	$4,140

Explanatory Notes:
_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2013, depreciation and amortization includes $70 and $201, respectively, of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)	For the three and six months ended June 30, 2013, impairment of assets includes $427 and $395 of impairment of assets reclassified to discontinued operations.

(3)	For the three and six months ended June 30, 2013, loss on early extinguishment of debt, net excludes the portion of losses paid in cash of $11,514.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(3,594)	$(14,398)	$(17,771)	$(46,651)
Add: Interest expense(1)	57,794	69,157	116,263	140,723
Less: Income tax expense (benefit)	(215)	429	(722)	4,504
Add: Depreciation and amortization(2)	19,957	17,400	39,498	34,854
EBITDA	73,942	72,588	137,268	133,430
Add: Provision for (recovery of) loan losses	(2,792)	5,020	(6,192)	15,226
Add: Impairment of assets(3)	3,300	427	6,279	395
Add: Stock-based compensation expense	3,196	4,719	5,271	9,921
Add: Loss on early extinguishment of debt, net(4)	23,587	3,728	24,767	13,270
Adjusted EBITDA	$101,233	$86,482	$167,393	$172,242

Explanatory Notes:
_______________________________________________________________________________

(1)	Interest expense includes our proportionate share of interest for equity method investments.

(2)
For the three and six months ended June 30, 2013, depreciation and amortization includes $70 and $201, respectively, of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments.

(3)	For the three and six months ended June 30, 2013, impairment of assets includes $427 and $395 of impairment of assets reclassified to discontinued operations.

(4)	For the three and six months ended June 30, 2013, loss on early extinguishment of debt, net excludes the portion of losses paid in cash of $11,514.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	June 30, 2014	December 31, 2013
Non-performing loans
Carrying value(1)	$93,960	$203,604
As a percentage of total carrying value of loans	7.4%	16.6%
Reserve for loan losses
Impaired loan asset-specific reserves for loan losses	$107,304	$348,004
As a percentage of gross carrying value of impaired loans	33.3%	46.3%
Total reserve for loan losses	$137,904	$377,204
As a percentage of total loans before loan loss reserves	9.8%	23.5%

Explanatory Note:
_______________________________________________________________________________

(1)	As of June 30, 2014 and December 31, 2013, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $86.7 million and $317.0 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2014, we had non-performing loans with an aggregate carrying value of $94.0 million compared to non-performing loans of $203.6 million at December 31, 2013. Our non-performing loans decreased during the six months ended June 30, 2014 as we sold two non-performing loans and received title to properties that served as collateral in full satisfaction for other non-performing loans. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $137.9 million as of June 30, 2014, or 9.8% of total loans, compared to $377.2 million or 23.5% at December 31, 2013. The reduction in the balance of the reserve was the result of $233.1 million of charge-offs associated with the resolutions of non-performing loans and $6.2 million of recoveries of loan losses during the six months ended June 30, 2014. For the six months ended June 30, 2014, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $7.6 million offset by an increase of $1.4 million in the general reserve due primarily to new investment originations. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. In addition, the process of estimating values and reserves for our European loan assets, which had a carrying value of $98.1 million as of June 30, 2014, is subject to additional risks related to the economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2014, asset-specific reserves decreased to $107.3 million compared to $348.0 million at December 31, 2013, primarily due to charge-offs on non-performing loans that were sold and non-performing loans where we took title to properties that served as collateral in full satisfaction of such loans.

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

The general reserve increased to $30.6 million or 2.5% of performing loans as of June 30, 2014, compared to $29.2 million or 2.7% of performing loans at December 31, 2013. This increase was primarily attributable to the increase in the balance of performing loans, which was driven by new investment originations.

Risk concentrations—As of June 30, 2014, our total investment portfolio, consisting of real estate, loans receivable and other lending investments and other investments, was comprised of the following property and collateral types ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Office / Industrial	$108,603	$966,838	$351,095	$—	$1,426,536	27.1%
Land	65,182	—	—	1,000,522	1,065,704	20.3%
Mixed Use / Mixed Collateral	502,327	—	241,523	—	743,850	14.1%
Entertainment / Leisure	—	475,437	—	—	475,437	9.0%
Hotel	254,349	136,080	53,893	—	444,322	8.4%
Retail	175,918	57,348	118,361	—	351,627	6.7%
Condominium	119,904	—	227,208	—	347,112	6.6%
Other Property Types	260,724	9,483	—	—	270,207	5.1%
Strategic Investments	—	—	—	—	143,357	2.7%
Total	$1,487,007	$1,645,186	$992,080	$1,000,522	$5,268,152	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Northeast	$606,917	$374,487	$155,166	$196,587	$1,333,157	25.4%
West	89,112	412,096	172,544	358,852	1,032,604	19.6%
Southeast	280,384	237,433	287,247	99,251	904,315	17.2%
Mid-Atlantic	174,468	177,110	142,280	186,068	679,926	12.9%
Southwest	120,872	219,683	182,831	134,265	657,651	12.5%
Central	89,848	67,239	49,254	9,501	215,842	4.1%
Northwest	23,286	80,858	2,758	15,998	122,900	2.3%
International(2)	91,904	—	—	—	91,904	1.7%
Various	10,216	76,280	—	—	86,496	1.6%
Strategic Investments(2)	—	—	—	—	143,357	2.7%
Total	$1,487,007	$1,645,186	$992,080	$1,000,522	$5,268,152	100.0%

Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments include $55.4 million of international assets. Additionally, international and strategic investments include $98.1 million of European assets, including $74.0 million in Germany and $24.1 million in the United Kingdom.

Liquidity and Capital Resources

During the three months ended June 30, 2014, we funded investments totaling $167.1 million, comprised of $117.0 million of new originations and $50.1 million associated with ongoing developments and prior financing commitments. Also during the three months ended June 30, 2014, we received $170.2 million of proceeds from our portfolios, comprised of $115.5 million from repayments and sales of loans, $48.0 million from sales of operating properties and $6.7 million of proceeds across other segments. As of June 30, 2014, we had unrestricted cash of $356.5 million, which we expect to be used primarily to fund future investment activity.
During the quarter ended June 30, 2014, we issued at par $1.32 billion of notes comprised of $550.0 million of 4.00% senior unsecured notes due November 2017 and $770.0 million of 5.00% senior unsecured notes due July 2019. Net proceeds from the offering, together with cash on hand, were used to fully extinguish and terminate our February 2013 Secured Credit Facility. The transaction allowed us to unencumber $2.0 billion of collateral, primarily comprised of net lease assets and performing loans.

Further, it enhances our liquidity profile by enabling us to retain 100% of proceeds from asset repayments and sales associated with these previously encumbered assets rather than directing proceeds to repay the February 2013 Secured Credit Facility.
As of June 30, 2014, we had $130.9 million of debt maturities due before June 30, 2015. Over the next 12 months, we currently expect to fund in the range of $175 million to $250 million of capital expenditures within our portfolio. The majority of these amounts relate to our land development activities and operating properties. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. Our capital sources to meet expected cash uses through the next 12 months will primarily include cash on hand, loan repayments from borrowers, proceeds from asset sales and raising capital through debt refinancings or equity capital transactions. As of June 30, 2014, we had unencumbered assets with a carrying value of approximately $4.8 billion.
We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions. While economic trends have continued to improve, it is not possible for us to predict whether the improving trends will continue or to quantify the impact of these or other trends on our financial results.
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of June 30, 2014 (see Note 8 of the Notes to the Consolidated Financial Statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$391,938	$—	$391,938	$—	$—	$—
Unsecured notes	3,326,890	105,765	1,301,125	1,150,000	770,000	—
Secured term loans	278,261	33,632	18,544	26,100	197,058	2,927
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	4,097,089	139,397	1,711,607	1,176,100	967,058	102,927
Interest Payable(1)	793,405	191,299	374,784	156,591	50,328	20,403
Operating Lease Obligations	34,584	5,719	9,880	10,719	6,809	1,457
Total(2)	$4,925,078	$336,415	$2,096,271	$1,343,410	$1,024,195	$124,787

Explanatory Notes:
_______________________________________________________________________________

(1)	All variable-rate debt assumes a 3-month LIBOR rate of 0.22% and 1-month LIBOR rate of 0.15%.

(2)
We also have issued letters of credit totaling $3.7 million in connection with our investments. See Unfunded Commitments below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

February 2013 Secured Credit Facility—On February 11, 2013, we entered into a $1.71 billion senior secured credit facility due October 15, 2017 (the "February 2013 Secured Credit Facility") that amended and restated our $1.82 billion senior secured credit facility, dated October 15, 2012 (the "October 2012 Secured Credit Facility"). The February 2013 Credit Facility amended the October 2012 Secured Credit Facility by: (i) reducing the interest rate from LIBOR plus 4.50%, with a 1.25% LIBOR floor, to LIBOR plus 3.50%, with a 1.00% LIBOR floor; and (ii) extending the call protection period for the lenders from October 15, 2013 to December 31, 2013.
In connection with the February 2013 Secured Credit Facility transaction, we incurred $17.1 million of lender fees, of which $14.4 million was capitalized in "Debt obligations, net" on our Consolidated Balance Sheets and $2.7 million was recorded as a loss in "Loss on early extinguishment of debt, net" on our Consolidated Statements of Operations as it related to the lenders who did not participate in the new facility. We also incurred $3.8 million in third party fees, of which $3.6 million was recognized in “Other expense” on our Consolidated Statements of Operations, as it related primarily to those lenders from the original facility that modified their debt under the new facility, and $0.2 million was recorded in “Deferred expenses and other assets, net” on our Consolidated Balance Sheets, as it related to the new lenders.
During the three months ended June 30, 2014, net proceeds from the issuances of our $550.0 million aggregate principal amount of 4.00% senior unsecured notes and $770.0 million aggregate principal amount of 5.00% senior unsecured notes, together with cash on hand, were used to fully repay and terminate the February 2013 Secured Credit Facility. The transaction supports our long-term strategy, which is becoming primarily an unsecured borrower. The refinancing allowed us to reduce our percentage of secured debt outstanding down to 16% of total debt from 49% prior to the transaction. Through the transaction, we also unencumbered $2 billion of collateral, which included more than $1.5 billion of net lease assets and performing loans. Furthermore, the transaction provides us with additional liquidity as we will now retain 100% of proceeds from the sales and repayments of these previously encumbered assets rather than directing them to repay the February 2013 Secured Credit Facility.
From February 2013 through full payoff in June 2014, we made cumulative amortization repayments of $388.5 million. Amortization repayments made during the three and six months ended June 30, 2014 resulted in losses on early extinguishment of debt of $0.3 million and $1.1 million, respectively related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. In connection with the repayment and termination of the facility, we recorded a loss on early extinguishment of debt of $22.8 million related to unamortized discounts and financing fees at the time of refinancing. These amounts were included in "Loss on extinguishment of debt, net" on our Consolidated Statements of Operations.
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

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates resulted in losses on early extinguishment of debt of $1.3 million and $4.2 million during the three and six months ended June 30, 2013 related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on extinguishment of debt, net" on our Consolidated Statements of Operations.

Additionally, through June 30, 2014, we made cumulative amortization repayments of $78.1 million on the 2012 Tranche A-2 Facility. For the three and six months ended June 30, 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.6 million and $0.9 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on extinguishment of debt" on our Consolidated Statements of Operations.

Unsecured Notes—In June 2014, we issued $550.0 million aggregate principal amount of 4.00% senior unsecured notes due November 2017 and $770.0 million aggregate principal amount of 5.00% senior unsecured notes due July 2019. Net proceeds from these transactions, together with cash on hand, were used to fully repay and terminate the February 2013 Secured Credit Facility which had an outstanding balance of $1.32 billion.

Encumbered/Unencumbered Assets—As of June 30, 2014 and December 31, 2013, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2014		December 31, 2013
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$609,121	$2,132,269	$1,644,463	$1,151,718
Real estate available and held for sale	28,705	326,109	152,604	207,913
Loans receivable and other lending investments, net(1)	48,820	1,438,187	860,557	538,752
Other investments	20,369	221,192	24,093	183,116
Cash and other assets	—	679,313	—	907,995
Total	$707,015	$4,797,070	$2,681,717	$2,989,494

Explanatory Note:
_______________________________________________________________________________

(1)	As of June 30, 2014 and December 31, 2013, the amounts presented exclude general reserves for loan losses of $30.6 million and $29.2 million, respectively.

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

Our March 2012 Secured Credit Facilities contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the March 2012 Secured Credit Facilities permit us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

Our March 2012 Secured Credit Facilities contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.
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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2014, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$262,220	$6,295	$36,011	$304,526
Strategic Investments	—	—	46,362	46,362
Discretionary Fundings	5,000	—	—	5,000
Total	$267,220	$6,295	$82,373	$355,888

Stock Repurchase Programs—On May 15, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of our Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. In September 2013, our Board of Directors approved an increase in the repurchase limit to $50.0 million from the $16.0 million that remained from the previously approved program. There were no stock repurchases during the six months ended June 30, 2014. As of June 30, 2014, we had remaining authorization to repurchase up to $29.0 million of Common Stock out of the $50.0 million authorized by its Board in 2013.

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
A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of June 30, 2014.
New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first six months of 2014 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
4.1
Twenty-Sixth Supplemental Indenture, dated June 13, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014).

4.2	Form of Global Note, No. 1-A, evidencing 4.00% Senior Notes due 2017 issued on June 13, 2014 (incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014).
4.3	Form of Global Note, No. 1-B, evidencing 4.00% Senior Notes due 2017 issued on June 13, 2014 (incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014).
4.4
Twenty-Seventh Supplemental Indenture, dated June 13, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014).

4.5	Form of Global Note, No. 1-A, evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014 (incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014).
4.6	Form of Global Note, No. 1-B, evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014 (incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014).
10.1
Underwriting Agreement, dated June 10, 2014, by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other several underwriters named therein, relating to the Company's 4.00% Senior Notes due 2017 and the 5.00% Senior Notes due 2019 (incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014).

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements (unaudited).*

Explanatory Notes:
_______________________________________________________________________________

*
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

iSTAR FINANCIAL INC. Registrant
Date:	August 4, 2014	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	August 4, 2014	/s/ DAVID M. DISTASO
David M. DiStaso Chief Financial Officer (principal financial and accounting officer)