Form 10-Q
period 2014-09-30
ISTAR FINANCIAL INC
filed 2014-11-04
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 28, 2014, there were 85,171,859 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	September 30, 2014	December 31, 2013
ASSETS
Real estate
Real estate, at cost	$3,138,151	$3,220,634
Less: accumulated depreciation	(455,325)	(424,453)
Real estate, net	2,682,826	2,796,181
Real estate available and held for sale	317,964	360,517
Total real estate	3,000,790	3,156,698
Loans receivable and other lending investments, net	1,190,746	1,370,109
Other investments	314,275	207,209
Cash and cash equivalents	652,788	513,568
Restricted cash	21,774	48,769
Accrued interest and operating lease income receivable, net	13,752	14,941
Deferred operating lease income receivable	98,029	92,737
Deferred expenses and other assets, net	188,471	237,980
Total assets	$5,480,625	$5,642,011
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$159,979	$170,831
Debt obligations, net	4,047,016	4,158,125
Total liabilities	4,206,995	4,328,956
Commitments and contingencies	—	—
Redeemable noncontrolling interests	11,355	11,590
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (see Note 11)	4	4
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 145,788 issued and 85,172 outstanding at September 30, 2014 and 144,334 issued and 83,717 outstanding at December 31, 2013	146	144
Additional paid-in capital	4,009,660	4,022,138
Retained earnings (deficit)	(2,542,755)	(2,521,618)
Accumulated other comprehensive income (loss) (see Note 11)	(3,349)	(4,276)
Treasury stock, at cost, $0.001 par value, 60,617 shares at September 30, 2014 and December 31, 2013	(262,954)	(262,954)
Total iStar Financial Inc. shareholders' equity	1,210,574	1,243,260
Noncontrolling interests	51,701	58,205
Total equity	1,262,275	1,301,465
Total liabilities and equity	$5,480,625	$5,642,011
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Operating lease income	$60,691	$60,227	$183,766	$175,354
Interest income	31,098	24,235	94,139	78,584
Other income	18,407	11,234	62,253	35,778
Land sales revenue	3,290	—	11,920	—
Total revenues	113,486	95,696	352,078	289,716
Costs and expenses:
Interest expense	55,424	63,793	169,410	204,516
Real estate expense	41,285	37,546	124,452	112,362
Land cost of sales	2,763	—	10,028	—
Depreciation and amortization	17,722	18,962	55,157	53,615
General and administrative	23,377	24,285	69,788	67,008
Provision for (recovery of) loan losses	(673)	(9,834)	(6,865)	5,392
Impairment of assets	15,462	6,261	21,741	6,261
Other expense	(285)	1,495	4,626	7,266
Total costs and expenses	155,075	142,508	448,337	456,420
Income (loss) before earnings from equity method investments and other items	(41,589)	(46,812)	(96,259)	(166,704)
Loss on early extinguishment of debt, net	(186)	(3,498)	(24,953)	(28,282)
Earnings from equity method investments	49,578	4,345	76,848	34,346
Income (loss) from continuing operations before income taxes	7,803	(45,965)	(44,364)	(160,640)
Income tax (expense) benefit	(103)	3,879	619	(625)
Income (loss) from continuing operations(1)	7,700	(42,086)	(43,745)	(161,265)
Income (loss) from discontinued operations	—	255	—	1,441
Gain from discontinued operations	—	9,166	—	22,488
Income from sales of real estate	27,791	14,075	61,465	72,092
Net income (loss)	35,491	(18,590)	17,720	(65,244)
Net (income) loss attributable to noncontrolling interests	412	(167)	(367)	332
Net income (loss) attributable to iStar Financial Inc.	35,903	(18,757)	17,353	(64,912)
Preferred dividends	(12,830)	(12,830)	(38,490)	(36,190)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	(746)	1,016	683	3,263
Net income (loss) allocable to common shareholders	$22,327	$(30,571)	$(20,454)	$(97,839)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$0.26	$(0.46)	$(0.24)	$(1.43)
Diluted	$0.21	$(0.46)	$(0.24)	$(1.43)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$0.26	$(0.36)	$(0.24)	$(1.15)
Diluted	$0.21	$(0.36)	$(0.24)	$(1.15)
Weighted average number of common shares:
Basic	85,163	85,392	84,967	85,116
Diluted	130,160	85,392	84,967	85,116
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$49.60	$(87.93)	$(45.53)	$(269.07)
Diluted	$40.13	$(87.93)	$(45.53)	$(269.07)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$49.60	$(67.73)	$(45.53)	$(217.54)
Diluted	$40.13	$(67.73)	$(45.53)	$(217.54)
Weighted average number of HPU shares:
Basic	15	15	15	15
Diluted	15	15	15	15
Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. was $8.1 million and $(44.1) million for the three and nine months ended September 30, 2014, respectively, and $(42.3) million and $(160.9) million for the three and nine months ended September 30, 2013, respectively. See Note 13 for details on the calculation of earnings per share.

(2)	HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(3)
Participating Security holders are non-employee directors who hold unvested common stock equivalents granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (see Note 12 and Note 13).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$35,491	$(18,590)	$17,720	$(65,244)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	—	(266)	—	(859)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	(32)	80	3,698	231
Realization of (gains)/losses on cumulative translation adjustment into earnings upon realization(3)	—	—	968	(1,310)
Unrealized gains/(losses) on available-for-sale securities	23	(2)	134	(283)
Unrealized gains/(losses) on cash flow hedges	411	(1,448)	(4,193)	(222)
Unrealized gains/(losses) on cumulative translation adjustment	(4)	(143)	320	(517)
Other comprehensive income (loss)	398	(1,779)	927	(2,960)
Comprehensive income (loss)	35,889	(20,369)	18,647	(68,204)
Comprehensive (income) loss attributable to noncontrolling interests	410	(166)	(364)	323
Comprehensive income (loss) attributable to iStar Financial Inc.	$36,299	$(20,535)	$18,283	$(67,881)
Explanatory Notes:
_______________________________________________________________________________

(1)
For the nine months ended September 30, 2013, $593 is included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, $266 is included in "Other income" on the Company's Consolidated Statements of Operations.

(2)
For the nine months ended September 30, 2014, $3,634 is included in "Other expense" on the Company's Consolidated Statements of Operations (see Note 10). Included in "Interest expense" on the Company's Consolidated Statements of Operations are $(32) and $64 for the three and nine months ended September 30, 2014, respectively, and $80 and $231 for the three and nine months ended September 30, 2013, respectively.

(3)	Included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2014 and 2013
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$22	$4	$9,800	$144	$4,022,138	$(2,521,618)	$(4,276)	$(262,954)	$58,205	$1,301,465
Dividends declared—preferred	—	—	—	—	—	(38,490)	—	—	—	(38,490)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2	(11,387)	—	—	—	—	(11,385)
Net income for the period(2)	—	—	—	—	—	17,353	—	—	1,693	19,046
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	927	—	—	927
Additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(1,091)	—	—	—	—	(1,091)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	505	505
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,787)	(4,787)
Change in noncontrolling interests(3)	—	—	—	—	—	—	—	—	(3,915)	(3,915)
Balance at September 30, 2014	$22	$4	$9,800	$146	$4,009,660	$(2,542,755)	$(3,349)	$(262,954)	$51,701	$1,262,275

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the nine months ended September 30, 2014, net income shown above excludes $1,326 of net loss attributable to redeemable noncontrolling interests.

(3)	During the nine months ended September 30, 2014, the Company sold its 72% interest in a previously consolidated entity to one of its unconsolidated ventures (see Note 4 and Note 6).

iStar Financial Inc.
Consolidated Statements of Changes in Equity (Continued)
For the Nine Months Ended September 30, 2014 and 2013
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$22	$—	$9,800	$143	$3,832,780	$(2,360,647)	$(1,185)	$(241,969)	$74,210	$1,313,154
Issuance of Preferred Stock	—	4	—	—	193,506	—	—	—	—	193,510
Dividends declared—preferred	—	—	—	—	—	(36,190)	—	—	—	(36,190)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1	(2,876)	—	—	—	—	(2,875)
Net income (loss) for the period(2)	—	—	—	—	—	(64,912)	—	—	1,767	(63,145)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(2,960)	—	—	(2,960)
Additional paid in capital attributable to redeemable noncontrolling interest(3)	—	—	—	—	(2,555)	—	—	—	—	(2,555)
Contributions from noncontrolling interests(4)	—	—	—	—	—	—	—	—	9,951	9,951
Distributions to noncontrolling interests(3)	—	—	—	—	—	—	—	—	(23,850)	(23,850)
Balance at September 30, 2013	$22	$4	$9,800	$144	$4,020,855	$(2,461,749)	$(4,145)	$(241,969)	$62,078	$1,385,040

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the nine months ended September 30, 2013, net loss shown above excludes $2,099 of net loss attributable to redeemable noncontrolling interests.

(3)	Includes an $8.8 million payment to redeem a noncontrolling member's interest (see Note 4).

(4)	Includes $9.4 million of operating property assets contributed by a noncontrolling partner.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$17,720	$(65,244)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	(6,865)	5,392
Impairment of assets	21,741	7,335
Depreciation and amortization	55,157	53,873
Land cost of sales	10,028	—
Payments for withholding taxes upon vesting of stock-based compensation	(18,482)	(13,985)
Non-cash expense for stock-based compensation	8,544	14,484
Amortization of discounts/premiums and deferred financing costs on debt	12,937	15,690
Amortization of discounts/premiums and deferred interest on loans	(44,953)	(26,356)
(Gain) loss from sales of loans	(19,067)	596
Earnings from equity method investments	(76,848)	(34,346)
Distributions from operations of equity method investments	76,719	12,825
Deferred operating lease income	(6,787)	(9,489)
Income from sales of real estate	(61,465)	(72,092)
Gain from discontinued operations	—	(22,488)
Loss on early extinguishment of debt, net	24,953	16,768
Repayments and repurchases of debt—debt discount and prepayment penalty	(14,532)	(22,218)
Other operating activities, net	33,732	3,385
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	1,189	5,460
Changes in deferred expenses and other assets, net	(4,904)	(13,312)
Changes in accounts payable, accrued expenses and other liabilities	(7,247)	(6,573)
Cash flows from operating activities	1,570	(150,295)
Cash flows from investing activities:
Investment originations and fundings	(361,858)	(170,762)
Capital expenditures on real estate assets	(103,511)	(76,970)
Acquisitions of real estate assets	(2,964)	(8,790)
Repayments of and principal collections on loans	454,951	536,170
Net proceeds from sales of loans	65,029	81,171
Net proceeds from sales of real estate	319,813	360,848
Net proceeds from sale of other investments	—	220,281
Distributions from other investments	55,567	27,011
Contributions to other investments	(157,431)	(7,411)
Changes in restricted cash held in connection with investing activities	27,187	(22,527)
Other investing activities, net	(998)	3,292
Cash flows from investing activities	295,785	942,313
Cash flows from financing activities:
Borrowings from debt obligations	1,349,822	1,237,673
Repayments of debt obligations	(1,445,635)	(1,678,277)
Preferred dividends paid	(38,490)	(36,190)
Proceeds from issuance of preferred stock	—	193,510
Payments for deferred financing costs	(19,552)	(13,383)
Other financing activities, net	(4,280)	(16,243)
Cash flows from financing activities	(158,135)	(312,910)
Changes in cash and cash equivalents	139,220	479,108
Cash and cash equivalents at beginning of period	513,568	256,344
Cash and cash equivalents at end of period	$652,788	$735,452

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

Consolidated VIEs—As of September 30, 2014, the Company consolidated 4 VIEs for which the Company is considered the primary beneficiary. At September 30, 2014, the total assets of these consolidated VIEs were $167.9 million and total liabilities were $16.8 million. The classifications of these assets are primarily within "Real estate, net" and "Other investments" on the Company's Consolidated Balance Sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company's total unfunded commitments related to consolidated VIEs was $38.8 million as of September 30, 2014.

Unconsolidated VIEs—As of September 30, 2014, 28 of the Company's investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of September 30, 2014, the Company's maximum exposure to loss from these investments does not exceed the sum of the $168.0 million carrying value of the investments, which are classified in "Other investments" on the Company's Consolidated Balance Sheets, and $25.5 million of related unfunded commitments.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 3—Summary of Significant Accounting Policies

As of September 30, 2014, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, have not changed materially other than the policies described below.
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

Reserve for Loan Losses
The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. If the Company determines that the collateral value is less than the carrying value of a collateral-dependent loan, the Company will record a reserve. The reserve is increased through "Provision for (recovery of) loan losses" on the Company's Consolidated Statements of Operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower as the Company works toward a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. The Company's policy is to charge off a loan when it determines, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant collection efforts. The Company considers circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related reserve will be charged off. The Company has one portfolio segment, represented by commercial real estate lending, whereby it utilizes a uniform process for determining its reserve for loan losses. The reserve for loan losses includes a general, formula-based component and an asset-specific component.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") which requires management to evaluate whether there is substantial doubt that the Company is able to continue operating as a going concern within one year after the date the financial statements are issued or available to be issued. If there is substantial doubt, additional disclosure is required, including the principal condition or event that raised the substantial doubt, the Company's evaluation of the condition or event in relation to its ability to meet its obligations and the Company's plan to alleviate (or, which is intended to alleviate) the substantial doubt. ASU 2014-15 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Management does not believe the guidance will have a significant impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Land	Total
As of September 30, 2014
Land and land improvements	$321,668	$144,854	$845,614	$1,312,136
Buildings and improvements	1,254,182	571,833	—	1,826,015
Less: accumulated depreciation and amortization	(360,816)	(89,974)	(4,535)	(455,325)
Real estate, net	1,215,034	626,713	841,079	2,682,826
Real estate available and held for sale	—	196,597	121,367	317,964
Total real estate	$1,215,034	$823,310	$962,446	$3,000,790
As of December 31, 2013
Land and land improvements	$350,817	$132,934	$803,238	$1,286,989
Buildings and improvements	1,346,071	587,574	—	1,933,645
Less: accumulated depreciation and amortization	(338,640)	(82,420)	(3,393)	(424,453)
Real estate, net	1,358,248	638,088	799,845	2,796,181
Real estate available and held for sale	—	228,328	132,189	360,517
Total real estate	$1,358,248	$866,416	$932,034	$3,156,698

Real Estate Available and Held for Sale—As of September 30, 2014 and December 31, 2013, the Company had $189.6 million and $221.0 million, respectively, of residential properties available for sale in its operating properties portfolio.

During the nine months ended September 30, 2014, the Company reclassified land with a carrying value of $6.5 million from held for sale to held for investment due to a change in the Company's strategy and its plan to re-entitle the property. The asset is included in "Real estate, net" on the Company's Consolidated Balance Sheets. There were no operations to reclassify on the Company's Consolidated Statements of Operations as a result of this change. During the same period, the Company reclassified units with a carrying value of $56.7 million to held for sale due to the conversion of hotel rooms to residential units to be sold.

Acquisitions—The following acquisitions of real estate were reflected in the Company's Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	For the Nine Months Ended September 30,
	2014		2013
Acquisitions of real estate assets	2,964	(1)	8,790	(2)

Explanatory Notes:
_______________________________________________________________________________

(1)	During the nine months ended September 30, 2014, the Company purchased two residential units for $3.0 million.

(2)	During the nine months ended September 30, 2013, the Company paid $8.8 million to redeem a noncontrolling member's interest.

During the nine months ended September 30, 2014, the Company acquired, via deed-in-lieu, title to three commercial operating properties and a land asset, which had a total fair value of $77.9 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction. The following table summarizes the Company's pro forma revenues and net income for the three and nine months ended September 30, 2014, as if the acquisition of these properties acquired during the nine months ended September 30, 2014 was completed on January 1, 2013 ($ in thousands):

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma total revenues	113,486	98,740	356,378	298,811
Pro forma net income (loss)	35,491	(18,921)	17,306	(66,366)
From the date of acquisition in May 2014 through September 30, 2014, $5.3 million in total revenues and $1.7 million in net loss associated with the properties were included in the Company’s Consolidated Statements of Operations. The pro forma revenues and net income are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2013, nor do they purport to represent the Company’s results of operations for future periods.
During the nine months ended September 30, 2013, the Company acquired, via foreclosure, title to a residential operating property, which previously served as collateral for a loan receivable held by the Company. The Company contributed the residential operating property which had a fair value of $25.5 million, to an entity of which it owns 63%. Based on the control provisions in the partnership agreement, the Company consolidates the entity and reflects its partner's 37% share of equity in "Noncontrolling interests" on the Company's Consolidated Balance Sheets. The acquisition was accounted for at fair value. No gain or loss was recorded in connection with this transaction.

Dispositions—During the nine months ended September 30, 2014 and 2013, the Company sold residential condominiums for total net proceeds of $165.6 million and $222.6 million, respectively, and recorded income from sales of real estate totaling $56.9 million and $68.7 million, respectively. During the nine months ended September 30, 2014, the Company sold residential lots from three of our master planned community properties for proceeds of $11.9 million which had associated cost of sales of $10.0 million. During the same period, the Company also sold properties with a carrying value of $6.8 million for proceeds that approximated carrying value.
During the nine months ended September 30, 2014, the Company sold a commercial operating property with a carrying value of $29.4 million resulting in a gain of $4.6 million. The gain was recorded as "Income from sales of real estate" in the Company's Consolidated Statements of Operations. Additionally, during the same period, the Company sold a net lease asset for net proceeds of $7.8 million. The Company recorded an impairment loss of $3.0 million in connection with the sale.
During the nine months ended September 30, 2014, the Company sold a net lease asset for net proceeds of $93.7 million which approximated carrying value to a newly formed unconsolidated entity. The Company also sold its 72% interest in a previously consolidated entity, which owns a net lease asset subject to a non-recourse mortgage of $26.0 million, for net proceeds of $10.1 million that approximated carrying value. During the same period, the Company contributed land with a carrying value of $9.5 million to a newly formed unconsolidated entity. See Note 6.
During the nine months ended September 30, 2013, the Company sold land for net proceeds of $21.4 million to a newly formed unconsolidated entity in which the Company also received a preferred partnership interest and a 47.5% equity interest. The Company recognized a gain of $3.4 million, reflecting the proportionate share of the sold interest, which was recorded as "Income from sales of real estate" in the Company's Consolidated Statements of Operations.
Additionally, during the nine months ended September 30, 2013, the Company sold four net lease assets with a carrying value of $15.7 million resulting in a net gain of $2.9 million. During the same period, the Company sold five commercial operating properties with a carrying value of $70.5 million resulting in a net gain of $19.1 million. These gains were recorded as "Gain from discontinued operations" in the Company's Consolidated Statements of Operations. The Company also sold other land assets with a carrying value of $8.6 million for proceeds that approximated carrying value. During the nine months ended September 30, 2013, the Company transferred title of net lease assets with a carrying value of $8.7 million to its tenant for consideration that approximated our carrying value.
Discontinued Operations—The Company has elected to early adopt ASU 2014-08 beginning with disposals and classifications of assets as held for sale that occurred after December 31, 2013. During the nine months ended September 30, 2014, there were no disposals or assets classified as held for sale which were individually significant or represented a strategic shift that has (or will have) a major effect on the Company's operations and financial results.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table summarizes income (loss) from discontinued operations for the three and nine months ended September 30, 2013 ($ in thousands):

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Revenues	$1,562	$5,240
Total expenses	(783)	(2,879)
Impairment of assets	(524)	(920)
Income (loss) from discontinued operations	$255	$1,441
Impairments—During the nine months ended September 30, 2014, the Company recorded impairments on real estate assets totaling $21.7 million, of which $15.4 million resulted from continued unfavorable local market conditions for two real estate properties, $3.3 million resulting from changes in business strategy for a residential property and $3.0 million resulting from the sale of a net lease asset.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $7.6 million and $23.1 million for the three and nine months ended September 30, 2014, respectively, and $9.1 million and $24.8 million for the three and nine months ended September 30, 2013, respectively. These amounts are included in "Operating lease income" on the Company's Consolidated Statements of Operations.
Allowance for Doubtful Accounts—As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts related to real estate tenant receivables was $2.4 million and $3.4 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $2.4 million and $2.5 million, respectively.
Note 5—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	September 30, 2014	December 31, 2013
Senior mortgages	$588,984	$1,071,662
Subordinate mortgages	46,476	60,679
Corporate/Partnership loans	490,864	473,045
Total gross carrying value of loans	1,126,324	1,605,386
Reserves for loan losses	(119,907)	(377,204)
Total loans receivable, net	1,006,417	1,228,182
Other lending investments—securities	184,329	141,927
Total loans receivable and other lending investments, net(1)	$1,190,746	$1,370,109

Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of September 30, 2014 and December 31, 2013 also includes accrued interest of $6.5 million and $6.5 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's Consolidated Balance Sheets.

During the nine months ended September 30, 2014, the Company sold loans with total carrying values of $30.8 million, which resulted in a realized gain of $19.1 million. During the nine months ended September 30, 2013, the Company sold loans with total carrying values of $95.1 million, which resulted in a net realized loss of $0.6 million. Gains and losses on sales of loans are included in "Other income" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Reserve for loan losses at beginning of period	$137,904	$479,826	$377,204	$524,499
Provision for (recovery of) loan losses(1)	(673)	(9,834)	(6,865)	5,392
Charge-offs	(17,324)	(89,985)	(250,432)	(149,884)
Reserve for loan losses at end of period	$119,907	$380,007	$119,907	$380,007

Explanatory Note:
_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2014, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $0.9 million and $8.5 million, respectively. For the three and nine months ended September 30, 2013, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $44.1 million and $55.1 million, respectively.

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of September 30, 2014
Loans	$211,811	$921,033	$—	$1,132,844
Less: Reserve for loan losses	(89,107)	(30,800)	—	(119,907)
Total	$122,704	$890,233	$—	$1,012,937
As of December 31, 2013
Loans	$752,425	$849,613	$9,889	$1,611,927
Less: Reserve for loan losses	(348,004)	(29,200)	—	(377,204)
Total	$404,421	$820,413	$9,889	$1,234,723

Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $0.2 million and a net premium of $0.5 million as of September 30, 2014 and December 31, 2013, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $8.3 million and $4.6 million as of September 30, 2014 and December 31, 2013, respectively.

(3)
The carrying value of the loan includes unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.4 million as of December 31, 2013. The loan had a cumulative principal balance of $10.2 million as of December 31, 2013. The loan was repaid during the nine months ended September 30, 2014.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings are based on judgments which are inherently uncertain and there can be no assurance that actual performance will be similar to current expectation.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	September 30, 2014		December 31, 2013
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$411,280	2.50	$591,145	2.50
Subordinate mortgages	47,019	2.89	61,364	3.37
Corporate/Partnership loans	494,584	3.83	438,831	3.88
Total	$952,883	3.21	$1,091,340	3.11

As of September 30, 2014, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$444,704	$—	$146,537	$146,537	$591,241
Subordinate mortgages	47,019	—	—	—	47,019
Corporate/Partnership loans	494,584	—	—	—	494,584
Total	$986,307	$—	$146,537	$146,537	$1,132,844

Explanatory Note:
_______________________________________________________________________________

(1)
As of September 30, 2014, the Company had 4 loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 5.0 to 6.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of September 30, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$—	$—	$—	$3,012	$2,992	$—
With an allowance recorded:
Senior mortgages	181,380	180,454	(86,975)	650,337	645,463	(304,544)
Corporate/Partnership loans	30,431	30,444	(2,132)	99,076	99,067	(43,460)
Subtotal	211,811	210,898	(89,107)	749,413	744,530	(348,004)
Total:
Senior mortgages	181,380	180,454	(86,975)	653,349	648,455	(304,544)
Corporate/Partnership loans	30,431	30,444	(2,132)	99,076	99,067	(43,460)
Total	$211,811	$210,898	$(89,107)	$752,425	$747,522	$(348,004)

Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of September 30, 2014 and December 31, 2013, certain loans modified through troubled debt restructurings with a recorded investment of $31.9 million and $231.8 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$40,635	$1,234	$13,622	$166	$44,574	$1,922	$38,508	$9,223
Corporate/Partnership loans	—	—	10,044	349	—	—	10,077	789
Subtotal	40,635	1,234	23,666	515	44,574	1,922	48,585	10,012
With an allowance recorded:
Senior mortgages	192,513	18	749,367	444	385,277	140	830,225	1,399
Subordinate mortgages	—	—	27,068	—	—	—	40,478	—
Corporate/Partnership loans	34,330	40	82,290	83	63,948	157	72,308	240
Subtotal	226,843	58	858,725	527	449,225	297	943,011	1,639
Total:
Senior mortgages	233,148	1,252	762,989	610	429,851	2,062	868,733	10,622
Subordinate mortgages	—	—	27,068	—	—	—	40,478	—
Corporate/Partnership loans	34,330	40	92,334	432	63,948	157	82,385	1,029
Total	$267,478	$1,292	$882,391	$1,042	$493,799	$2,219	$991,596	$11,651

There was no interest income related to the resolution of non-performing loans recorded during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company recorded interest income of $8.0 million related to the resolution of a non-performing loan. Interest income was not previously recorded while the loan was on non-accrual status.

Troubled Debt Restructurings—During the three and nine months ended September 30, 2014 and September 30, 2013, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	1	$7,040	$7,040	1	$7,040	$7,040

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	2	$9,020	$9,020	5	$153,452	$145,778

During the three and nine months ended September 30, 2014, the Company restructured one non-performing loan with a recorded investment of $7.0 million to grant a maturity extension of one year and included conditional extension options.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the three months ended September 30, 2013, the Company restructured one performing loan with a recorded investment of $1.4 million to grant a maturity extension of one year. The Company also extended a payoff option on a loan with a recorded investment of $7.6 million that was classified as non-performing.
During the nine months ended September 30, 2013, the Company restructured five loans that were considered troubled debt restructurings. In addition to the loans modified during the three months ended September 30, 2013 that are described above, the Company also restructured one non-performing loan with a recorded investment of $72.7 million in which the Company received a $13.3 million paydown and accepted a discounted payoff option on this loan. At the time of the restructuring, the Company reclassified the loan from non-performing to performing status as the Company believed the borrower would perform under the modified terms of the agreement. The loan was repaid in January 2014 at the discounted payoff amount. The Company restructured one performing loan with a recorded investment of $3.2 million to grant a maturity extension of one year. The Company also extended a payoff option on a loan with a recorded investment of $68.6 million that was classified as non-performing.
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of September 30, 2014, there were no unfunded commitments associated with modified loans considered troubled debt restructurings.

Securities—As of September 30, 2014, other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
Available-for-Sale Securities
Municipal debt securities	$1,020	$1,020	$115	$1,135	$1,135
Held-to-Maturity Securities
Corporate debt securities	175,506	183,194	—	183,194	183,194
Total	$176,526	$184,214	$115	$184,329	$184,329

Note 6—Other Investments

The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value as of		Equity in Earnings
	September 30, 2014	December 31, 2013	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2014	2013	2014	2013
Real estate equity investments(1)	$207,242	$62,205	$33,707	$(966)	$35,394	$1,755
Madison Funds	44,470	67,782	3,982	3,674	1,591	10,798
Other equity method investments(2)(3)	32,566	45,954	10,753	430	35,671	2,056
Oak Hill Funds	20,453	21,366	1,136	1,207	4,192	3,272
LNR	—	—	—	—	—	16,465
Total equity method investments	304,731	197,307	$49,578	$4,345	$76,848	$34,346
Other	9,544	9,902
Total other investments	$314,275	$207,209

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Explanatory Notes:
_______________________________________________________________________________

(1)
During the three and nine months ended September 30, 2014, the Company recognized $32.9 million of earnings from equity method investments resulting from asset sales by one of its equity method investees.

(2)
During the nine months ended September 30, 2014, the Company recognized $23.4 million of earnings from equity method investments resulting from asset sales and a legal settlement by one of its equity method investees.

(3)
In conjunction with the sale of the Company's interests in Oak Hill Advisors, L.P. in 2011, the Company retained interests in its share of carried interest related to various funds. During the three and nine months ended September 30, 2014, the Company recognized $9.0 million of carried interest income.

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
The following table represents investee level summarized financial information for LNR ($ in thousands)(1):

	For the Period from April 1, 2013 to April 19, 2013	For the Period from October 1, 2012 to April 19, 2013
Income Statements
Total revenue(2)	$32,794	$179,373
Income tax (expense) benefit	(736)	(2,137)
Net income attributable to LNR	(51,983)	113,478

Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded its investment in LNR, which was sold in April 2013, on a one quarter lag. Therefore, the amounts in the Company's financial statements for the three and nine months ended September 30, 2013 were based on balances and results from LNR for the period from April 1, 2013 to April 19, 2013 and for the period from October 1, 2012 to April 19, 2013, respectively.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been included in the amounts presented above. Total revenue presented above includes $5.1 million and $55.5 million for the period from April 1, 2013 to April 19, 2013 and for the period from October 1, 2012 to April 19, 2013, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table reconciles the activity related to the Company's investment in LNR for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 and for the nine months ended September 30, 2013 ($ in thousands):

	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Carrying value of LNR at beginning of period	$205,773	$220,281	$—	$205,773
Equity in earnings of LNR for the period(1)	45,375	—	—	45,375	(a)
Balance before other than temporary impairment	251,148	220,281	—	251,148
Other than temporary impairment(1)	(30,867)	—	—	(30,867)	(b)
Sales proceeds pursuant to contract	—	(220,281)	—	(220,281)
Carrying value of LNR at end of period	220,281	—	—	—
Explanatory Note:
_______________________________________________________________________________

(1)
During the nine months ended September 30, 2013, the Company recorded an other than temporary impairment of $30.9 million. Subsequent to the sale of the Company's interest in LNR, LNR reported a reduction in their earnings of $66.2 million related to a purchase price allocation adjustment. The reduction was reflected in LNR's operations for the three months ended March 31, 2013, which resulted in a net loss for the period. Because the Company recorded its investment in LNR on a one quarter lag, the adjustment was reflected in the quarter ended June 30, 2013. There was no net impact on the Company's previously reported equity in earnings as the Company limited its proportionate share of earnings from LNR pursuant to the definitive sale agreement as described above.

For the nine months ended September 30, 2013, the amount that was recognized as income in the Company's Consolidated Statements of Operations is the sum of items (a) and (b), and $1.7 million of income recognized for the release of other comprehensive income related to LNR upon sale, or $16.5 million.
Madison Funds—As of September 30, 2014, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are VIEs and that the Company is not the primary beneficiary.
Oak Hill Funds—As of September 30, 2014, the Company owned a 5.92% interest in OHA Strategic Credit Master Fund, L.P. ("OHASCF"). OHASCF was formed to acquire and manage a diverse portfolio of assets, investing in distressed, stressed and undervalued loans, bonds, equities and other investments. The Company determined that this entity is a VIE and that the Company is not the primary beneficiary.
Real Estate Equity Investments—During the nine months ended September 30, 2014, the Company partnered with a sovereign wealth fund to form a new unconsolidated entity in which the Company has a noncontrolling equity interest of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to shared power of the entity with its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the net lease venture own a total of 0.6% equity ownership in the venture via co-investment. These executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the nine months ended September 30, 2014, the Company sold a net lease asset for net proceeds of $93.7 million, which approximated carrying value, to the venture. The Company also sold its 72% interest in a previously consolidated entity, which owns a net lease asset subject to a non-recourse mortgage of $26.0 million, to the venture for net proceeds of $10.1 million, which approximated carrying value. During the same period, the venture purchased a portfolio of 58 net lease assets for a purchase price of $200.0 million from a third party. As of September 30, 2014, the venture's carrying value of total assets was $347.6 million and the Company had a recorded equity interest in the venture of $127.1 million.

During the three months ended September 30, 2014, an unconsolidated entity for which the Company held a 50.0% noncontrolling equity interest sold its properties. As a result of the transaction, the Company received net proceeds of $48.1 million and recognized a gain of $32.9 million, which is included in "Earnings from equity method investments" in its Consolidated Statements of Operations. As of September 30, 2014, the Company no longer had an equity interest in the entity.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the nine months ended September 30, 2014, the Company contributed land to a newly formed unconsolidated entity in which the Company received an initial equity interest of 85.7%. This entity is a VIE and the Company does not have controlling interest due to shared power of the entity with its partner. As of September 30, 2014, the Company had a recorded equity interest of $9.6 million. Additionally, the Company committed to provide $45.7 million of mezzanine financing to the entity. As of September 30, 2014, the loan balance was $6.7 million and is included in "Loans receivable and other lending investments, net" on the Company's Consolidated Balance Sheets.

In addition, as of September 30, 2014, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 31% to 76%, comprised of investments of $14.2 million in operating properties and $56.3 million in land assets. As of December 31, 2013, the Company's real estate equity investments included $16.4 million in net lease assets, $16.0 million in operating properties and $29.8 million in land assets. One of the Company's equity investments in operating properties represents a 33% interest in residential property units. For the nine months ended September 30, 2014 and 2013, the Company's earnings from its interest in this property includes income from sales of residential units of $0.3 million and $4.5 million, respectively.
Summarized financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries as of September 30, 2014 ($ in thousands):

	For the Nine Months Ended August 31,
	2014	2013
OHA Strategic Credit Master Fund, L.P. ("OHA")
Revenues(1)	$77,631	$64,803
Expenses(1)	(639)	(1,224)
Net income attributable to OHA(1)	76,992	63,579

	For the Nine Months Ended September 30,
	2014	2013
Moor Park Real Estate Partners II L.P. ("Moor Park")
Revenues	$25,760	$993
Expenses	(224)	(210)
Net income attributable to Moor Park	25,536	783

Explanatory Note:
_______________________________________________________________________________

(1)
The Company recorded its investment in OHA, on a month lag. Therefore, the amounts in the Company's financial statements for the three and nine months ended September 30, 2014 and September 30, 2013 were based on balances and results from OHA for the three and nine months ended August 31, 2014 and August 31, 2013, respectively.

Other Investments—As of September 30, 2014, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2014	December 31, 2013
Intangible assets, net(1)	$54,336	$100,652
Deferred financing fees, net(2)	39,675	33,591
Other receivables	20,123	34,655
Leasing costs, net(3)	18,175	21,799
Corporate furniture, fixtures and equipment, net(4)	5,645	6,557
Other assets	50,517	40,726
Deferred expenses and other assets, net	$188,471	$237,980

Explanatory Notes:
_______________________________________________________________________________

(1)
Intangible assets, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible assets was $40.4 million and $38.1 million as of September 30, 2014 and December 31, 2013, respectively. The amortization of above market leases decreased operating lease income on the Company's Consolidated Statements of Operations by $1.4 million and $5.0 million for the three and nine months ended September 30, 2014, respectively, and $1.4 million and $4.6 million for the three and nine months ended September 30, 2013. The amortization expense for other intangible assets was $1.3 million and $5.5 million for the three and nine months ended September 30, 2014, respectively, and $1.9 million and $7.0 million for the three and nine months ended September 30, 2013, respectively. These amounts are included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations.

(2)	Accumulated amortization on deferred financing fees was $12.5 million and $9.9 million as of September 30, 2014 and December 31, 2013, respectively.

(3)	Accumulated amortization on leasing costs was $8.2 million and $7.1 million as of September 30, 2014 and December 31, 2013, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $6.8 million and $6.2 million as of September 30, 2014 and December 31, 2013, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2014	December 31, 2013
Accrued expenses	$57,839	$58,840
Accrued interest payable	44,361	40,015
Intangible liabilities, net(1)	12,339	26,223
Other liabilities(2)	45,440	45,753
Accounts payable, accrued expenses and other liabilities	$159,979	$170,831

Explanatory Notes:
_______________________________________________________________________________

(1)
Intangible liabilities, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible liabilities was $5.8 million and $4.6 million as of September 30, 2014 and December 31, 2013, respectively. The amortization of intangible liabilities increased operating lease income on the Company's Consolidated Statements of Operations by $0.5 million and $2.1 million for the three and nine months ended September 30, 2014, respectively, and $0.9 million and $3.1 million for the three and nine months ended September 30, 2013, respectively.

(2)
As of September 30, 2014, "Other liabilities" includes $7.7 million related to tax increment financing ("TIF") bonds which were issued by a governmental entity to fund the installation of infrastructure within one of the Company's master planned community developments. The balance represents a special assessment associated with each individual land parcel, which will decrease as the Company sells parcels.

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of
	September 30, 2014	December 31, 2013
Deferred tax assets(1)	$52,723	$55,962
Valuation allowance	(52,723)	(55,962)
Net deferred tax assets (liabilities)	$—	$—

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of September 30, 2014 include real estate basis differences of $34.9 million, investment basis differences of $9.6 million, net operating loss carryforwards of $5.9 million and other differences of $2.3 million. Deferred tax assets as of December 31, 2013 include real estate basis differences of $33.0 million, net operating loss carryforwards of $14.9 million and investment basis differences of $8.1 million.

Note 8—Debt Obligations, net

As of September 30, 2014 and December 31, 2013, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	September 30, 2014	December 31, 2013	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2012 Tranche A-2 Facility	$382,242	$431,475	LIBOR + 5.75%	(1)	March 2017
February 2013 Secured Credit Facility	—	1,379,407	LIBOR + 3.50%	(2)	—
Term loans collateralized by net lease assets	251,112	278,817	4.851% - 7.26%	(3)	Various through 2026
Total secured credit facilities and term loans	633,354	2,089,699
Unsecured notes:
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	265,000	3.875%		July 2016
3.0% senior convertible notes(4)	200,000	200,000	3.0%		November 2016
1.50% senior convertible notes(5)	200,000	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	275,000	9.0%		June 2017
4.00% senior notes	550,000	—	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
5.00% senior notes	770,000	—	5.00%		July 2019
Total unsecured notes	3,326,890	2,006,890
Other debt obligations:
Other debt obligations	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	4,060,244	4,196,589
Debt discounts, net	(13,228)	(38,464)
Total debt obligations, net	$4,047,016	$4,158,125

Explanatory Notes:
_______________________________________________________________________________

(1)	The loan has a LIBOR floor of 1.25%. As of September 30, 2014, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

(2)	This loan had a LIBOR floor of 1.00%.

(3)
As of September 30, 2014 and December 31, 2013, includes a loan with a floating rate of LIBOR plus 2.00%. As of December 31, 2013, includes a loan with a floating rate of LIBOR plus 2.75%. As of September 30, 2014, the weighted average interest rate of these loans is 5.3%.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of September 30, 2014, future scheduled maturities of outstanding long-term debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2014 (remaining three months)	$—	$—	$—
2015	105,765	—	105,765
2016	926,403	—	926,403
2017	924,722	382,242	1,306,964
2018	600,000	15,705	615,705
Thereafter	870,000	235,407	1,105,407
Total principal maturities	3,426,890	633,354	4,060,244
Unamortized debt discounts, net	(9,075)	(4,153)	(13,228)
Total long-term debt obligations, net	$3,417,815	$629,201	$4,047,016

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
During the nine months ended September 30, 2014, net proceeds from the issuances of the Company's $550.0 million aggregate principal amount of 4.00% senior unsecured notes and $770.0 million aggregate principal amount of 5.00% senior unsecured notes, together with cash on hand, were used to fully repay and terminate the February 2013 Secured Credit Facility. From February 2013 through full payoff in June 2014, the Company made cumulative amortization repayments of $388.5 million. Amortization repayments made during the nine months ended September 30, 2014 resulted in losses on early extinguishment of debt of $1.1 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. In connection with the repayment and termination of the facility, the Company recorded a loss on early extinguishment of debt of $22.8 million related to unamortized discounts and financing fees at the time of refinancing. These amounts were included in "Loss on extinguishment of debt, net" on the Company's Consolidated Statements of Operations.
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

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Repayments of the 2012 Tranche A-1 Facility

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

prior to scheduled amortization dates resulted in losses on early extinguishment of debt of $0.2 million and $4.4 million during the three and nine months ended September 30, 2013 related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on extinguishment of debt, net" on the Company's Consolidated Statements of Operations.

Additionally, through September 30, 2014, the Company made cumulative amortization repayments of $87.8 million on the 2012 Tranche A-2 Facility. For the three and nine months ended September 30, 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.2 million and $1.0 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on extinguishment of debt, net" on the Company's Consolidated Statements of Operations.

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

Encumbered/Unencumbered Assets—As of September 30, 2014 and December 31, 2013, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	September 30, 2014		December 31, 2013
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$605,616	$2,077,210	$1,644,463	$1,151,718
Real estate available and held for sale	17,950	300,014	152,604	207,913
Loans receivable and other lending investments, net(1)	47,018	1,174,528	860,557	538,752
Other investments	20,519	293,756	24,093	183,116
Cash and other assets	—	974,814	—	907,995
Total	$691,103	$4,820,322	$2,681,717	$2,989,494

Explanatory Note:
_______________________________________________________________________________

(1)	As of September 30, 2014 and December 31, 2013, the amounts presented exclude general reserves for loan losses of $30.8 million and $29.2 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on the Company's fixed charge coverage ratio. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While the Company's ability to incur new indebtedness under the fixed charge coverage ratio is currently limited, which may put limitations on its ability to make new investments, it is permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

As of September 30, 2014, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$348,591	$16,333	$33,114	$398,038
Strategic Investments	—	—	45,756	45,756
Discretionary Fundings	5,000	—	—	5,000
Total	$353,591	$16,333	$78,870	$448,794

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

On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of its current and former senior executives (including its chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of common stock issued by the Company to its senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. Defendants filed Motions to Dismiss the claims in their entirety. On October 30, 2014, the Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$—	Other Assets	$393	Other Liabilities	$497	N/A	$—
Interest rate swaps	Other Assets	336	Other Assets	650	N/A	—	N/A	—
Interest rate cap	Other Assets	—	Other Assets	9,107	N/A	—	N/A	—
Total		$336		$10,150		$497		$—
Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$5,069	Other Assets	$1,025	N/A	$—	Other Liabilities	$1,653
Interest rate cap	Other Assets	$6,346	N/A	$—	N/A	$—	N/A	$—
Total		$11,415		$1,025		$—		$1,653
The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended September 30, 2014
Interest rate cap	Interest Expense	—	15	N/A
Interest rate swaps	Interest Expense	322	(47)	N/A
Foreign exchange contracts	Other Expense	89	—	N/A
For the Three Months Ended September 30, 2013
Interest rate cap	Interest Expense	(1,590)	—	N/A
Interest rate swap	Interest Expense	(204)	80	N/A
Foreign exchange contracts	Other Expense	347	—	N/A
For the Nine Months Ended September 30, 2014
Interest rate cap	Interest Expense	—	15	N/A
Interest rate cap	Other Expense	(2,984)	—	(3,634)
Interest rate swaps	Interest Expense	(719)	49	N/A
Foreign exchange contracts	Other Expense	(490)	—	N/A
For the Nine Months Ended September 30, 2013
Interest rate cap	Interest Expense	(1,590)	—	N/A
Interest rate swap	Interest Expense	678	231	N/A
Foreign exchange contracts	Other Expense	691	—	N/A

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives not Designated in Hedging Relationships		2014	2013	2014	2013
Interest rate cap	Other Expense	$728	$—	$224	$—
Foreign exchange contracts	Other Expense	5,141	(7,992)	5,888	1,750
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
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. In January 2014, the Company entered into a foreign exchange contract to hedge its exposure in a subsidiary whose functional currency is Indian rupee ("INR").  The foreign exchange contract replaced an existing contract which matured in January 2014. As of September 30, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells INR/Buys USD Forward	₨	456,000	$7,384	June 2015
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's Consolidated Statements of Operations within "Other Expense." As of September 30, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward		€31,600	$39,914	October 2014
Sells pound sterling ("GBP")/Buys USD Forward		£600	$973	October 2014
Sells Canadian dollar ("CAD")/Buys USD Forward	C$	40,500	$36,149	October 2014
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" on its Consolidated Statements of Operations for loan investments or "Accumulated other comprehensive income (loss)," on its Consolidated Balance Sheets for net investments in foreign subsidiaries. The Company recorded net gains related to foreign investments of $0.1 million and $0.4 million during the three and nine months ended September 30, 2014, respectively, and net losses of $1.1 million and $1.5 million during the three and nine months ended September 30, 2013, respectively, in its Consolidated Statements of Operations.
Interest Rate Hedges—For derivatives designated as interest rate hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. In October 2012, the Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a $28.0 million secured term loan maturing in 2019. As of September 30, 2014, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$27,584	LIBOR + 2.00%	3.47%	October 2012	November 2019

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For derivatives not designated as interest rate hedges, the changes in the fair value of the derivatives are reported in the Company's Consolidated Statements of Operations within "Other Expense." In August 2013, the Company entered into an interest rate cap agreement to reduce exposure to expected increases in future interest rates and the resulting payments associated with variable interest rate debt. In June 2014, in connection with the full repayment and termination of the Company's February 2013 Secured Credit Facility referenced in Note 8, the Company realized amounts in earnings from other comprehensive income (loss) as a portion of a hedge related to the Company's variable rate debt was no longer expected to be highly effective.  The amount realized was a loss of $3.6 million recorded as a component of "Other expense" in the Company's Consolidated Statements of Operations. As of September 30, 2014, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Over the next 12 months, the Company expects that $0.1 million related to terminated cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense and $0.3 million relating to other cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense.

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

In connection with its foreign currency derivatives, as of September 30, 2014 and December 31, 2013, the Company has posted collateral of $4.8 million and $7.2 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

Note 11—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of September 30, 2014 and December 31, 2013:

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

(2)
The Company declared and paid dividends of $6.0 million, $8.3 million, $5.9 million, $4.6 million and $7.0 million on its Series D, E, F, G and I preferred stock during the nine months ended September 30, 2014 and 2013. The Company declared and paid dividends of $6.8 million and $4.5 million on its Series J preferred stock during the nine months ended September 30, 2014 and 2013, respectively. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2013, the Company had $759.8 million of net operating loss carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2033 if unused. The amount of net operating loss carryforwards as of September 30, 2014 will be determined upon finalization of the Company's 2014 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2012 Tranche A-2 Facility permits the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2012 Tranche A-2 Facility restricts the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the nine months ended September 30, 2014 and 2013.

Stock Repurchase Programs—On May 15, 2012, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. In September 2013, the Company's Board of Directors approved an increase in the repurchase limit to $50.0 million from the $16.0 million that remained from the previously approved program. There were no stock repurchases during the nine months ended September 30, 2014. As of September 30, 2014, the Company had remaining authorization to repurchase up to $29.0 million of Common Stock out of the $50.0 million authorized by its Board in 2013.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	September 30, 2014	December 31, 2013
Unrealized losses on available-for-sale securities	$(161)	$(294)
Unrealized gains (losses) on cash flow hedges	169	662
Unrealized losses on cumulative translation adjustment	(3,357)	(4,644)
Accumulated other comprehensive income (loss)	$(3,349)	$(4,276)

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
Stock-Based Compensation—The Company recorded stock-based compensation expense of $3.3 million and $8.5 million for the three and nine months ended September 30, 2014, respectively, and $4.6 million and $14.5 million for the three and nine months ended September 30, 2013 in "General and administrative" on the Company's Consolidated Statements of Operations. As of September 30, 2014, there was $3.4 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.09 years. As of September 30,

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

2014, approximately $4.9 million of stock-based compensation was included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.
As of September 30, 2014, an aggregate of 4.1 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.
2014 Activity—During the nine months ended September 30, 2014, the Company issued a total of 1,182,311 shares of our Common Stock to employees, net of statutory minimum required tax withholdings, upon the vesting of 2,369,386 restricted stock units, or Units, that were previously granted. These vested Units were primarily comprised of the following:

•	1,696,053 service-based Units granted to certain employees in 2008 that vested in January 2014;

•	73,333 service-based Units granted to certain employees in March and August 2011 that cliff vested in 2014; and

•	600,000 service-based Units granted to the Company's Chairman and Chief Executive Officer in October 2011 that vested in June 2014.
During the nine months ended September 30, 2014, the Company granted new stock-based compensation awards to certain employees in the form of annual incentive awards and long-term incentive awards, comprised of the following:

•
Effective January 10, 2014, the Company granted 229,235 shares of our Common Stock to certain employees as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 128,652 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.

•
Effective January 10, 2014, the Company also granted 67,637 service-based Units representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of the its Common Stock, but will not be paid unless and until the Units vest and are settled. As of September 30, 2014, 66,967 of such service-based Units were outstanding.

•
Effective January 10, 2014, the Company also granted 51,726 target amount of performance-based Units based on the Company's TSR measured over a performance period ending on December 31, 2016, which is the vesting date. Vesting will range from 0% to 200% of the target amount of the award, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of the its Common Stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.76% for risk-free interest rate and 44.84% for expected stock price volatility. As of September 30, 2014, 51,055 Units were outstanding.

As of September 30, 2014, the Company had the following additional stock-based compensation awards outstanding:

•
196,582 service-based Units, granted on February 1, 2013, representing the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on February 1, 2016, three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of the its Common Stock, but will not be paid unless and until the Units vest and are settled.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

•
195,409 target amount of performance-based Units, granted on February 1, 2013, representing the right to receive shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest based on the Company's total shareholder return, or TSR, measured over a performance period ending on the vesting date of December 31, 2014, which is the vesting date. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company and any companies not included in the index at the beginning and end of the performance period are excluded from calculation of the performance of such index. To the extent these Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of the its Common Stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.26% for risk-free interest rate and 50.44% for expected stock price volatility.

•
17,333 service-based Units granted on various dates to employees with an original vesting term of three years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of the its Common Stock, but will not be paid unless and until the Units vest and are settled.

Directors' Awards—During the nine months ended September 30, 2014, the Company awarded a total of 48,172 common share equivalents ("CSEs") and restricted shares to non-employee Directors pursuant to the Company's Non-Employee Directors Deferral Plan, at a fair value per share of $14.46 at the time of grant. These CSEs and restricted shares have a one year vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common stock from the date of grant, as and when dividends are paid on Common Stock. In addition, during the nine months ended September 30, 2014, the Company issued 55,076 shares of our Common Stock to a former director in settlement of previously vested CSE awards granted under the Non-Employee Directors Deferral Plan. As of September 30, 2014, a total of 360,230 CSEs and restricted shares of our Common Stock granted to members of the Company's Board of Directors remained outstanding under such Plan, with an aggregate intrinsic value of $4.9 million.

401(k) Plan—The Company made gross contributions of $0.1 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.

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
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$7,700	$(42,086)	$(43,745)	$(161,265)
Net (income) loss attributable to noncontrolling interests	412	(167)	(367)	332
Income from sales of real estate	27,791	14,075	61,465	72,092
Preferred dividends	(12,830)	(12,830)	(38,490)	(36,190)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for basic earnings per common share(1)	23,073	(41,008)	(21,137)	(125,031)
Add: Effect of 1.5% senior convertible unsecured notes(2)	1,124	—	—	—
Add: Effect of 3.0% senior convertible unsecured notes(2)	1,765	—	—	—
Add: Effect of Series J convertible perpetual preferred stock	2,250	—	—	—
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for diluted earnings per common share(1)	$28,212	$(41,008)	$(21,137)	$(125,031)

Explanatory Notes:
_______________________________________________________________________________

(1)	For the three months ended September 30, 2014, includes income from continuing operations allocable to Participating Security Holders of $2 and $2 on a basic and dilutive basis, respectively.

(2)	For the three months ended September 30, 2014, includes interest expense, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$22,327	$(39,689)	$(20,454)	$(120,995)
Income (loss) from discontinued operations	—	247	—	1,394
Gain from discontinued operations	—	8,871	—	21,762
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$22,327	$(30,571)	$(20,454)	$(97,839)

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$27,608	$(39,689)	$(20,454)	$(120,995)
Income (loss) from discontinued operations	—	247	—	1,394
Gain from discontinued operations	—	8,871	—	21,762
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$27,608	$(30,571)	$(20,454)	$(97,839)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	85,163	85,392	84,967	85,116
Add: Effect of assumed shares issued under treasury stock method for restricted shares	505	—	—	—
Add: Effect of joint venture shares	298	—	—	—
Add: Effect of 1.5% senior convertible unsecured notes	11,567	—	—	—
Add: Effect of 3.0% senior convertible unsecured notes	16,992	—	—	—
Add: Effect of series J convertible perpetual preferred stock	15,635	—	—	—
Weighted average common shares outstanding for diluted earnings per common share	130,160	85,392	84,967	85,116

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$0.26	$(0.46)	$(0.24)	$(1.43)
Income (loss) from discontinued operations	—	—	—	0.02
Gain from discontinued operations	—	0.10	—	0.26
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$0.26	$(0.36)	$(0.24)	$(1.15)

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$0.21	$(0.46)	$(0.24)	$(1.43)
Income (loss) from discontinued operations	—	—	—	0.02
Gain from discontinued operations	—	0.10	—	0.26
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$0.21	$(0.36)	$(0.24)	$(1.15)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$744	$(1,319)	$(683)	$(4,036)
Income (loss) from discontinued operations	—	8	—	47
Gain from discontinued operations	—	295	—	726
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$744	$(1,016)	$(683)	$(3,263)

Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$602	$(1,319)	$(683)	$(4,036)
Income (loss) from discontinued operations	—	8	—	47
Gain from discontinued operations	—	295	—	726
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$602	$(1,016)	$(683)	$(3,263)

Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15

Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$49.60	$(87.93)	$(45.53)	$(269.07)
Income (loss) from discontinued operations	—	0.53	—	3.13
Gain from discontinued operations	—	19.67	—	48.40
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$49.60	$(67.73)	$(45.53)	$(217.54)

Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$40.13	$(87.93)	$(45.53)	$(269.07)
Income (loss) from discontinued operations	—	0.53	—	3.13
Gain from discontinued operations	—	19.67	—	48.40
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$40.13	$(67.73)	$(45.53)	$(217.54)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For the three and nine months ended September 30, 2014 and 2013, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014(1)	2013(2)	2014(2)	2013(2)
Joint venture shares	—	298	298	298
3.00% convertible senior unsecured notes	—	16,992	16,992	16,992
Series J convertible perpetual preferred stock	—	15,635	15,635	15,635
1.50% convertible senior unsecured notes	—	—	11,567	—

Explanatory Notes:
_______________________________________________________________________________

(1)	For the three months ended September 30, 2014, the effect of 21 unvested performance-based Units were anti-dilutive.

(2)	For the nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013, the effect of the Company's unvested Units and CSEs were anti-dilutive.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2014
Recurring basis:
Derivative assets	$11,751	$—	$11,751	$—
Derivative liabilities	497	—	497	—
Non-recurring basis:
Impaired loans(1)	28,269	—	—	28,269
Impaired real estate(2)	25,544	—	—	25,544
As of December 31, 2013
Recurring basis:
Derivative assets	$11,175	$—	$11,175	$—
Derivative liabilities	1,653	—	1,653	—
Non-recurring basis:
Impaired loans	115,423	—	—	115,423
Impaired real estate	35,680	—	5,744	29,936
Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded a recovery of loan losses on one loan with a fair value of $28.3 million based on the loan's remaining term of 1.75 years and interest rate of 4.7% using discounted cash flow analysis.

(2)
The Company recorded impairment on one real estate asset with a fair value of $18.0 million based on a discount rate of 16.0%, average annual revenue growth of 2.2% and remaining inventory sell out period of 6.5 years using discounted cash flows. In addition, the Company recorded impairment on one real estate asset with a fair value of $7.5 million based on a discount rate of 13.0%, average annual revenue growth of 4.0% and remaining inventory sell out period of 6.0 years using discounted cash flows.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and debt obligations were $1.2 billion and $4.2 billion, respectively, as of September 30, 2014 and $1.4 billion and $4.5 billion, respectively, as of December 31, 2013. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
Three Months Ended September 30, 2014:
Operating lease income	$—	$36,947	$23,513	$231	$—	$60,691
Interest income	31,098	—	—	—	—	31,098
Other income	885	3,573	11,795	496	1,658	18,407
Land sales revenue	—	—	—	3,290	—	3,290
Total revenue	31,983	40,520	35,308	4,017	1,658	113,486
Earnings (loss) from equity method investments	—	349	177	123	48,929	49,578
Income from sales of real estate	—	—	27,791	—	—	27,791
Revenue and other earnings	31,983	40,869	63,276	4,140	50,587	190,855
Real estate expense	—	(6,059)	(28,795)	(6,431)	—	(41,285)
Land cost of sales	—	—	—	(2,763)	—	(2,763)
Other expense	(283)	—	—	—	568	285
Allocated interest expense	(14,187)	(18,156)	(10,169)	(7,490)	(5,422)	(55,424)
Allocated general and administrative(2)	(3,492)	(4,610)	(2,699)	(3,566)	(5,737)	(20,104)
Segment profit (loss)(3)	$14,021	$12,044	$21,613	$(16,110)	$39,996	$71,564
Other significant non-cash items:
Provision for (recovery of) loan losses	$(673)	$—	$—	$—	$—	$(673)
Impairment of assets	—	231	4,231	11,000	—	15,462
Depreciation and amortization	—	9,522	7,606	320	274	17,722
Capitalized expenditures	—	595	20,555	25,655	—	46,805
Three Months Ended September 30, 2013:
Operating lease income	$—	$36,063	$24,164	$—	$—	$60,227
Interest income	24,235	—	—	—	—	24,235
Other income	1,731	—	8,045	333	1,125	11,234
Total revenue	25,966	36,063	32,209	333	1,125	95,696
Earnings (loss) from equity method investments	—	679	533	(2,178)	5,311	4,345
Income from sales of real estate	—	—	14,075	—	—	14,075
Income (loss) from discontinued operations(4)	—	350	486	—	—	836
Gain from discontinued operations	—	—	9,166	—	—	9,166
Revenue and other earnings	25,966	37,092	56,469	(1,845)	6,436	124,118
Real estate expense	—	(5,191)	(25,152)	(7,203)	—	(37,546)
Other expense	(253)	—	—	—	(1,242)	(1,495)
Allocated interest expense(5)	(16,172)	(19,066)	(11,082)	(7,541)	(9,932)	(63,793)
Allocated general and administrative(2)	(3,610)	(4,282)	(2,735)	(2,487)	(6,608)	(19,722)
Segment profit (loss)(3)	$5,931	$8,553	$17,500	$(19,076)	$(11,346)	$1,562
Other significant non-cash items:
Provision for (recovery of) loan losses	$(9,834)	$—	$—	$—	$—	$(9,834)
Impairment of assets(5)	—	494	6,291	—	—	6,785
Depreciation and amortization(5)	—	9,556	8,884	288	291	19,019
Capitalized expenditures	—	4,322	11,906	8,877	—	25,105

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
Nine Months Ended September 30, 2014:
Operating lease income	$—	$113,502	$69,631	$633	$—	$183,766
Interest income	94,139	—	—	—	—	94,139
Other income	20,327	4,306	32,335	865	4,420	62,253
Land sales revenue	—	—	—	11,920	—	11,920
Total revenue	114,466	117,808	101,966	13,418	4,420	352,078
Earnings (loss) from equity method investments	—	1,497	1,125	(286)	74,512	76,848
Income from sales of real estate	—	—	61,465	—	—	61,465
Revenue and other earnings	114,466	119,305	164,556	13,132	78,932	490,391
Real estate expense	—	(17,253)	(86,338)	(20,861)	—	(124,452)
Land cost of sales	—	—	—	(10,028)	—	(10,028)
Other expense	(1,016)	—	—	—	(3,610)	(4,626)
Allocated interest expense	(45,497)	(54,775)	(30,657)	(21,943)	(16,538)	(169,410)
Allocated general and administrative(2)	(11,026)	(13,592)	(7,966)	(10,839)	(17,821)	(61,244)
Segment profit (loss)(3)	$56,927	$33,685	$39,595	$(50,539)	$40,963	$120,631
Other significant non-cash items:
Provision for (recovery of) loan losses	$(6,865)	$—	$—	$—	$—	$(6,865)
Impairment of assets	—	3,210	8,131	10,400	—	21,741
Depreciation and amortization	—	29,332	23,838	1,114	873	55,157
Capitalized expenditures	—	169	46,973	58,711	—	105,853
Nine Months Ended September 30, 2013:
Operating lease income	$—	$108,497	$66,857	$—	$—	$175,354
Interest income	78,584	—	—	—	—	78,584
Other income	4,229	—	27,623	833	3,093	35,778
Total revenue	82,813	108,497	94,480	833	3,093	289,716
Earnings (loss) from equity method investments	—	2,017	5,006	(5,268)	32,591	34,346
Income from sales of real estate	—	—	68,615	3,477	—	72,092
Income (loss) from discontinued operations(4)	—	1,354	1,328	—	—	2,682
Gain from discontinued operations	—	3,395	19,093	—	—	22,488
Revenue and other earnings	82,813	115,263	188,522	(958)	35,684	421,324
Real estate expense	—	(16,433)	(75,695)	(20,234)	—	(112,362)
Other expense	(1,586)	—	—	—	(5,680)	(7,266)
Allocated interest expense(5)	(55,500)	(59,296)	(37,259)	(23,226)	(29,235)	(204,516)
Allocated general and administrative(2)	(9,661)	(10,353)	(7,140)	(6,122)	(19,248)	(52,524)
Segment profit (loss)(3)	$16,066	$29,181	$68,428	$(50,540)	$(18,479)	$44,656
Other significant non-cash items:
Provision for (recovery of) loan losses	$5,392	$—	$—	$—	$—	$5,392
Impairment of assets(5)	—	494	6,687	—	—	7,181
Depreciation and amortization(5)	—	28,787	23,321	817	948	53,873
Capitalized expenditures	—	21,977	26,312	24,476	—	72,765

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
As of September 30, 2014
Real estate
Real estate, net	—	1,215,034	626,713	841,079	—	2,682,826
Real estate available and held for sale	—	—	196,597	121,367	—	317,964
Total real estate	—	1,215,034	823,310	962,446	—	3,000,790
Loans receivable and other lending investments, net	1,190,746	—	—	—	—	1,190,746
Other investments	—	127,070	14,223	65,949	107,033	314,275
Total portfolio assets	$1,190,746	$1,342,104	$837,533	$1,028,395	$107,033	4,505,811
Cash and other assets						974,814
Total assets						$5,480,625
As of December 31, 2013
Real estate
Real estate, net	—	1,358,248	638,088	799,845	—	2,796,181
Real estate available and held for sale	—	—	228,328	132,189	—	360,517
Total real estate	—	1,358,248	866,416	932,034	—	3,156,698
Loans receivable and other lending investments, net	1,370,109	—	—	—	—	1,370,109
Other investments	—	16,408	16,032	29,765	145,004	207,209
Total portfolio assets	$1,370,109	$1,374,656	$882,448	$961,799	$145,004	4,734,016
Cash and other assets						907,995
Total assets						$5,642,011

Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's share of equity in earnings from LNR of $16.5 million for the nine months ended September 30, 2013. See Note 6 for further details on the Company's investment in LNR and summarized financial information of LNR.

(2)
General and administrative excludes stock-based compensation expense of $3.3 million and $8.5 million for the three and nine months ended September 30, 2014, respectively, and $4.6 million and $14.5 million for the three and nine months ended September 30, 2013, respectively.

(3)	The following is a reconciliation of segment profit (loss) to net income (loss) ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Segment profit (loss)	$71,564	$1,562	$120,631	$44,656
Less: (Provision for) recovery of loan losses	673	9,834	6,865	(5,392)
Less: Impairment of assets(4)	(15,462)	(6,785)	(21,741)	(7,181)
Less: Stock-based compensation expense	(3,273)	(4,563)	(8,544)	(14,484)
Less: Depreciation and amortization(4)	(17,722)	(19,019)	(55,157)	(53,873)
Less: Income tax (expense) benefit(4)	(103)	3,879	619	(688)
Less: Loss on early extinguishment of debt, net	(186)	(3,498)	(24,953)	(28,282)
Net income (loss)	$35,491	$(18,590)	$17,720	$(65,244)

(4)	For the three and nine months ended September 30, 2013, excludes certain amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

(5)	For the three and nine months ended September 30, 2013, includes related amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

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
Executive Overview

In conjunction with improving economic and commercial real estate market conditions, we have continued to make meaningful progress towards achieving a number of our strategic corporate objectives. Broad access to the capital markets has continued to allow us to extend our debt maturity profile, lower our cost of capital and become primarily an unsecured borrower. Over the past several quarters, we have significantly reduced our level of nonperforming loans and non-core assets through the monetization of legacy assets. In addition, through strategic ventures, we have partnered with other providers of capital within our net lease segment and with developers with homebuilding expertise within our land segment. These transactions and resulting benefits to liquidity have allowed us to increase new investment activity within our various business segments, which we anticipate should drive future revenue growth. During the quarter, we originated and funded $205.6 million of investments and had $652.8 million of cash at quarter end which we expect to be used primarily to fund future investment activities.
During the three months ended September 30, 2014, three of our four business segments, including real estate finance, net lease and operating properties contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. For the quarter ended September 30, 2014, we recorded net income allocable to common shareholders of $22.3 million, compared to a loss of $(30.6) million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the quarter ended September 30, 2014 was $57.7 million, compared to $(7.3) million during the same period in the prior year.

Results of Operations for the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Operating lease income	$60,691	$60,227	$464	1%
Interest income	31,098	24,235	6,863	28%
Other income	18,407	11,234	7,173	64%
Land sales revenue	3,290	—	3,290	100%
Total revenue	113,486	95,696	17,790	19%
Interest expense	55,424	63,793	(8,369)	(13)%
Real estate expenses	41,285	37,546	3,739	10%
Cost of land sales	2,763	—	2,763	100%
Depreciation and amortization	17,722	18,962	(1,240)	(7)%
General and administrative	23,377	24,285	(908)	(4)%
Provision for (recovery of) loan losses	(673)	(9,834)	9,161	>100%
Impairment of assets	15,462	6,261	9,201	>100%
Other expense	(285)	1,495	(1,780)	>(100)%
Total costs and expenses	155,075	142,508	12,567	9%
Loss on early extinguishment of debt, net	(186)	(3,498)	3,312	95%
Earnings from equity method investments	49,578	4,345	45,233	>100%
Income tax (expense) benefit	(103)	3,879	(3,982)	>(100)%
Income (loss) from discontinued operations	—	255	(255)	(100)%
Gain from discontinued operations	—	9,166	(9,166)	(100)%
Income from sales of real estate	27,791	14,075	13,716	97%
Net income (loss)	$35,491	$(18,590)	$54,081	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased to $60.7 million during the three months ended September 30, 2014 from $60.2 million for the same period in 2013.

Operating lease income from net lease assets increased to $37.0 million during the three months ended September 30, 2014 from $36.1 million for the same period in 2013. The net lease portfolio generated an unleveraged yield of 7.8% for the three months ended September 30, 2014 as compared to 7.4% during the same period in 2013 as rates for new leases were greater than rental rates for leases that terminated since September 30, 2013. Operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2013 and were in service through September 30, 2014, increased to $36.5 million for the three months ended September 30, 2014 from $36.0 million for the same period in 2013 due primarily to an increase in rent per occupied square foot for same store net lease assets, which was $9.69 for the third quarter in 2014 as compared to $9.56 for the same period in 2013. The increase was partially offset by a decline in occupancy rates for same store net lease assets, which was 93.1% at September 30, 2014 as compared to 93.3% at September 30, 2013. We had a net lease asset with a lease that commenced subsequent to September 30, 2013, which was sold prior to September 30, 2014. The lease resulted in an additional $0.5 million of operating lease income for the three months ended September 30, 2014 as compared to the same period in 2013.

Operating lease income from commercial operating properties decreased to $23.3 million during the three months ended September 30, 2014 from $24.2 million for the same period in 2013 as rates for new leases were less than leases that terminated since September 30, 2013. Operating lease income for same store commercial operating properties, defined as commercial operating properties (excluding hotels) we owned on or prior to January 1, 2013 and were in service through September 30, 2014, decreased to $20.9 million for the three months ended September 30, 2014 from $23.8 million for the same period in 2013 due primarily to a decline in rent per occupied square foot for same store commercial operating properties, which was $25.29 and $28.76, respectively. The decline was partially offset by an increase in occupancy rates for same store commercial operating properties, which increased to 62.6% as of September 30, 2014 from 62.3% as of September 30, 2013. In addition, we acquired title to additional commercial operating properties during 2014, which contributed $1.9 million to operating lease income for the three months ended September 30, 2014. Ancillary operating lease income for residential operating properties increased $0.3 million for the three months ended September 30, 2014 as compared to the same period in 2013.

Interest income increased to $31.1 million during the three months ended September 30, 2014 as compared to $24.2 million for the same period in 2013 due primarily to increases in the volume and interest rates of performing loans. New investment originations and additional fundings of existing loans raised our average balance of performing loans to $1.27 billion for the quarter ended September 30, 2014 from $1.16 billion for the same period in 2013. Our weighted average yield of our performing loans increased to 9.4% for the three months ended September 30, 2014 from 8.0% for the same period in 2013 due primarily to payoffs of loans with lower interest rates, an increased rate associated with a loan that repaid and higher interest rates for new loan originations during the quarter ended September 30, 2014.
Other income increased to $18.4 million during the three months ended September 30, 2014 as compared to $11.2 million for the same period in 2013. The increase was due primarily to $3.4 million of income related to an early lease termination and $3.1 million of income related to a settlement with a former borrower.
Land sales and costs—During the three months ended September 30, 2014, we sold residential lots from three of our master planned community properties for proceeds of $3.3 million which had associated cost of sales of $2.8 million.
Costs and expenses—Interest expense decreased to $55.4 million during the three months ended September 30, 2014 as compared to $63.8 million for the same period in 2013 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.07 billion for the three months ended September 30, 2014 from $4.35 billion for the same period in 2013. Our weighted average effective cost of debt decreased to 5.5% for the three months ended September 30, 2014 from 5.7% for the same period in 2013. The decline was primarily a result of the refinancing of higher interest rate senior unsecured notes with lower interest rate senior unsecured notes during 2013.
Real estate expenses increased to $41.3 million during the three months ended September 30, 2014 as compared to $37.5 million for the same period in 2013. Expenses for commercial operating properties increased to $22.2 million during the three months ended September 30, 2014 from $19.7 million for the same period in 2013. For the three months ended September 30, 2014, expenses for same store commercial operating properties, excluding hotels, increased to $12.8 million from $12.0 million for the same period in 2013 due primarily to higher occupancy at a property. We acquired title to additional commercial operating properties in 2014, which contributed $3.9 million to real estate expenses for the three months ended September 30, 2014. Additionally, expenses for hotel properties decreased to $5.1 million for the quarter ended September 30, 2014 from $7.2 million for the same period in 2013 due to the conversion of hotel rooms to residential units to be sold at a hotel property. Costs associated with residential units increased to $6.6 million for the quarter ended September 30, 2014 from $5.4 million for the same period in 2013 due to sales assessments at one of our residential properties and carrying costs for additional residential units where construction was completed, offset by a reduction of expenses due to the sale of residential units since September 30, 2013.
Depreciation and amortization decreased to $17.7 million during the three months ended September 30, 2014 from $19.0 million for the same period in 2013 primarily due to a lower depreciable asset base.
General and administrative expenses decreased to $23.4 million during the three months ended September 30, 2014 as compared to $24.3 million for the same period in 2013 primarily related to the timing of expense recognition for our performance based compensation program.
The net recovery of loan losses was $0.7 million during the three months ended September 30, 2014 as compared to a net recovery for loan losses of $9.8 million for the same period in 2013. Included in the net recovery for the three months ended September 30, 2014 were recoveries of previously recorded loan loss reserves of $0.9 million and an increase of $0.2 million in the general reserve due primarily to new investment originations. Included in the net recovery for the three months ended September 30, 2013 were recoveries of previously recorded loan loss reserves of $44.1 million offset by specific reserves totaling $38.8 million which were established on non-performing loans during the period.
During the three months ended September 30, 2014, we recorded impairments on real estate assets totaling $15.5 million resulting from continued unfavorable local market conditions at two real estate properties. During the three months ended September 30, 2013, we recorded $6.8 million of impairments on real estate assets, including $0.5 million recorded in discontinued operations, due primarily to a change in business strategy for a residential property.

Loss on early extinguishment of debt, net—During the three months ended September 30, 2014 and 2013, we incurred losses on early extinguishment of debt of $0.2 million and $3.5 million, respectively. During the three months ended September 30,

2013, we made repayments on our February 2013 Secured Credit Facility and our March 2012 Secured Credit Facilities which resulted in net losses on the early extinguishment of debt due to accelerated amortization of discounts and fees.

Earnings from equity method investments—Earnings from equity method investments increased to $49.6 million during the three months ended September 30, 2014 as compared to $4.3 million for the same period in 2013. During the quarter ended September 30, 2014, we recognized $32.9 million of income resulting from asset sales by one of our equity method investees. We also recognized $9.0 million of income related to carried interest from a previously held strategic investment.

Income tax benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries ("TRS's"). Income taxes increased to a net tax expense of $0.1 million during the three months ended September 30, 2014 as compared to a tax benefit of $3.9 million for the same period in 2013. The period to period difference was due primarily to a tax benefit generated by certain property level expenses during the quarter ended September 30, 2013.

Discontinued operations—During the first quarter of 2014, we adopted ASU 2014-08 (see Note 3), which raised the threshold for discontinued operations reporting to disposals of components that are considered strategic shifts in a company's business. There were no disposals that met this threshold during the quarter. Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2013. During the three months ended September 30, 2013, we sold two commercial operating properties with a carrying value of $27.4 million, which resulted in a net gain of $9.1 million, and one net lease asset with a carrying value of $2.3 million, which resulted in an impairment loss of $0.5 million.

Income from sales of real estate—During the three months ended September 30, 2014 and 2013, we sold residential condominiums for total net proceeds of $70.8 million and $58.5 million, respectively, that resulted in income of $23.2 million and $14.1 million, respectively. Additionally, during the three months ended September 30, 2014, we sold a commercial operating property with a carrying value of $29.4 million resulting in a gain of $4.6 million.

Results of Operations for the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Operating lease income	$183,766	$175,354	$8,412	5%
Interest income	94,139	78,584	15,555	20%
Other income	62,253	35,778	26,475	74%
Land sales revenue	11,920	—	11,920	100%
Total revenue	352,078	289,716	62,362	22%
Interest expense	169,410	204,516	(35,106)	(17)%
Real estate expenses	124,452	112,362	12,090	11%
Cost of land sales	10,028	—	10,028	100%
Depreciation and amortization	55,157	53,615	1,542	3%
General and administrative	69,788	67,008	2,780	4%
Provision for (recovery of) loan losses	(6,865)	5,392	(12,257)	>(100)%
Impairment of assets	21,741	6,261	15,480	>100%
Other expense	4,626	7,266	(2,640)	(36)%
Total costs and expenses	448,337	456,420	(8,083)	(2)%
Loss on early extinguishment of debt, net	(24,953)	(28,282)	3,329	(12)%
Earnings from equity method investments	76,848	34,346	42,502	>100%
Income tax (expense) benefit	619	(625)	1,244	>100%
Income (loss) from discontinued operations	—	1,441	(1,441)	(100)%
Gain from discontinued operations	—	22,488	(22,488)	(100)%
Income from sales of real estate	61,465	72,092	(10,627)	(15)%
Net income (loss)	$17,720	$(65,244)	$82,964	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased to $183.8 million during the nine months ended September 30, 2014 from $175.4 million for the same period in 2013.
Operating lease income from net lease assets increased to $113.5 million during the nine months ended September 30, 2014 from $108.5 million for the same period in 2013. The net lease portfolio generated an unleveraged yield of 7.4% for the nine months ended September 30, 2014 as compared to 7.3% during the same period in 2013 as rates for new leases were greater than rates for leases that terminated since September 30, 2013. Operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2013 and were in service through September 30, 2014, increased to $109.4 million for the nine months ended September 30, 2014 from $108.6 million for the same period in 2013 due primarily to an increase in rent per occupied square foot for same store net lease assets which was $9.69 for the third quarter in 2014 as compared to $9.60 for the same period in 2013. The increase was partially offset by a decline in occupancy rates for same store net lease assets, which was 93.1% at September 30, 2014 as compared to 93.3% at September 30, 2013. We had two net lease assets with leases that commenced subsequent to September 30, 2013, which were sold prior to September 30, 2014. The leases resulted in an additional $3.0 million of operating lease income for the nine months ended September 30, 2014 as compared to the same period in 2013.
Operating lease income from commercial operating properties increased to $67.2 million during the nine months ended September 30, 2014 from $66.9 million for the same period in 2013 as rates for new leases were greater than leases that terminated since September 30, 2013. Operating lease income for same store commercial operating properties, defined as commercial operating properties (excluding hotels) we owned on or prior to January 1, 2013 and were in service through September 30, 2014, decreased to $62.6 million for the nine months ended September 30, 2014 from $65.9 million for the same period in 2013 due primarily to a decline in rent per occupied square foot for same store commercial operating properties, which was $25.32 and $26.58, respectively. The decline was partially offset by an increase in occupancy rates for same store commercial operating properties, which increased to 62.6% as of September 30, 2014 from 62.3% as of September 30, 2013. In addition, we acquired title to additional commercial operating properties during 2014, which contributed $2.9 million to operating lease income for the nine months ended September 30, 2014.
Interest income increased to $94.1 million during the nine months ended September 30, 2014 as compared to $78.6 million for the same period in 2013 due primarily to increases in the volume and interest rates of performing loans. New investment originations and additional fundings of existing loans raised our average balance of performing loans to $1.31 billion for the nine months ended September 30, 2014 from $1.20 billion for the same period in 2013. Our weighted average yield of our performing loans increased to 8.8% for the nine months ended September 30, 2014 from 7.5% for the same period in 2013 due primarily to higher interest rates for new loan originations and payoffs of loans with lower interest rates during the nine months ended September 30, 2014.
Other income increased to $62.3 million during the nine months ended September 30, 2014 as compared to $35.8 million for the same period in 2013. The increase was due to gains on sales of non-performing loans of $19.1 million as well as $5.3 million of income related to a lease modification fee, $3.4 million of income related to an early lease termination fee and $3.1 million of income related to a settlement with a former borrower. The increase was offset in part by a decline of $2.4 million in loan related income received during the same period in 2013.
Land sales and costs—During the nine months ended September 30, 2014, we sold residential lots from three of our master planned community properties for proceeds of $11.9 million which had associated cost of sales of $10.0 million.
Costs and expenses—Interest expense decreased to $169.4 million during the nine months ended September 30, 2014 as compared to $204.5 million for the same period in 2013 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.09 billion for the nine months ended September 30, 2014 from $4.52 billion for the same period in 2013. Our weighted average effective cost of debt decreased to 5.6% for the nine months ended September 30, 2014 from 6.0% for the same period in 2013. The decline was a result of the refinancing of higher interest rate secured credit facilities and senior unsecured notes with lower interest rate senior unsecured notes during 2013 and 2014.
Real estate expenses increased to $124.5 million during the nine months ended September 30, 2014 as compared to $112.4 million for the same period in 2013. Expenses for commercial operating properties increased to $65.7 million during the nine months ended September 30, 2014 from $60.3 million for the same period in 2013. We acquired title to additional commercial operating properties in 2014, which contributed $6.0 million to real estate expenses for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, expenses for same store commercial operating properties, excluding hotels, increased to $40.0 million from $37.7 million for the same period in 2013 due primarily to higher occupancy at a property and higher snow removal costs. Additionally, expenses for hotel properties decreased to $17.3 million for the nine months ended September 30, 2014 from $21.4 million for the same period in 2013 due to the conversion of hotel rooms to residential units to be sold at a hotel property. Costs associated with residential units increased to $20.7 million for the nine months ended September 30, 2014 from $15.4 million for the same period in 2013 due to sales assessments at one of our residential properties and carrying costs for additional residential units where construction was completed, offset by a reduction of expenses due to the sale of residential units since September 30, 2013. Carry costs and other expenses on our land assets increased to $20.9 million during the nine months ended September 30, 2014 from $20.2 million for the same period in 2014, primarily related to an increase in costs incurred on certain land assets prior to development.
Depreciation and amortization increased to $55.2 million during the nine months ended September 30, 2014 from $53.6 million for the same period in 2013 primarily due to additional leasing activity, the acquisition of a commercial operating property during the nine months ended September 30, 2014.
General and administrative expenses increased to $69.8 million during the nine months ended September 30, 2014 as compared to $67.0 million for the same period in 2013 primarily related to the timing of expense recognition for our performance based compensation program.
The net recovery of loan losses was $6.9 million during the nine months ended September 30, 2014 as compared to a net provision for loan losses of $5.4 million for the same period in 2013. Included in the net recovery for the nine months ended September 30, 2014 were recoveries of previously recorded loan loss reserves of $8.5 million offset by an increase of $1.6 million in the general reserve due primarily to new investment originations. Included in the net provision for the nine months ended September 30, 2013 were specific reserves totaling $65.8 million which were established on non-performing loans during the period offset by recoveries of previously recorded loan loss reserves of $55.1 million.
During the nine months ended September 30, 2014, we recorded impairments on real estate assets totaling $21.7 million resulting from continued unfavorable local market conditions at two real estate properties, a change in business strategy for a residential property and resulting from the sale of a net lease asset. During the nine months ended September 30, 2013, we recorded

$7.2 million of impairments on real estate assets, including $0.9 million recorded in discontinued operations, due primarily to a change in business strategy for a residential property.

Other expense decreased to $4.6 million for the nine months ended September 30, 2014 as compared to $7.3 million for the same period in 2013. During the nine months ended September 30, 2013, we incurred $4.4 million of third party expenses in connection with the refinancing of our October 2012 Secured Credit Facility with our February 2013 Secured Credit Facility during 2013 and $1.5 million of foreign exchange losses. During the nine months ended September 30, 2014, in connection with the full repayment and termination of our February 2013 Secured Credit Facility, we recorded $3.6 million of expense from other comprehensive loss as a portion of an interest rate cap related to our variable rate debt was no longer expected to be highly effective.
Loss on early extinguishment of debt, net—During the nine months ended September 30, 2014, we incurred losses on early extinguishment of debt of $25.0 million. Together with cash on hand, net proceeds from the issuances of our $550 million of 4.00% senior unsecured notes due November 2017 and our $770 million of 5.00% senior unsecured notes due July 2019 were used to fully repay and terminate our February 2013 Secured Credit Facility. As a result, during the quarter ended September 30, 2014, we expensed $22.8 million relating to accelerated amortization of discount and fees associated with the payoff of our February 2013 Secured Credit Facility.

During the nine months ended September 30, 2013, we incurred $7.7 million of losses on the early extinguishment of debt due to accelerated amortization of discounts and fees in connection with the refinancing of our October 2012 Secured Credit Facility with our February 2013 Secured Credit Facility. We also recorded $11.1 million of losses related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our 2012 and 2013 Secured Credit Facilities. We also redeemed our $448.5 million 5.95% senior unsecured notes due October 2013 prior to maturity and incurred $9.5 million of losses related to a prepayment penalty and the acceleration of amortization of discounts.
Earnings from equity method investments—Earnings from equity method investments increased to $76.8 million during the nine months ended September 30, 2014 as compared to $34.3 million for the same period in 2013. During the nine months ended September 30, 2014, we recognized $56.3 million of income resulting from asset sales by two of our equity method investees and a legal settlement received by one of the investees. We also recognized $9.0 million of income related to carried interest from a previously held strategic investment. The increase was offset by lower income from sales of residential property units recorded by one of our real estate equity investments and the sale of our interest in LNR in April 2013. We had no equity in earnings from LNR during the nine months ended September 30, 2014 as compared to the same period in 2013 in which we recorded equity in earnings of $45.4 million, which was offset by an other than temporary impairment of $30.9 million arising from the terms of the sale of our investment in LNR. We and other owners of LNR entered into negotiations with potential purchasers of LNR beginning in September 2012. After an extensive due diligence and negotiation process, the LNR owners entered into a definitive contract to sell LNR in January 2013 at a fixed sale price which, from our perspective, reflected in part our then-current expectations about the future results of LNR and potential volatility in its business. The definitive sale contract provided that LNR would not make cash distributions to its owners during the fourth quarter of 2012 through the closing of the sale. Notwithstanding the fixed terms of the contract, our investment balance in LNR increased due to equity in earnings recorded which resulted in our recognition of other than temporary impairment on our investment during 2013.

Discontinued operations—During the nine months ended September 30, 2014, we adopted ASU 2014-08 (see Note 3), which raised the threshold for discontinued operations reporting to disposals of components that are considered strategic shifts in a company's business. There were no disposals that met this threshold during the period. Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2013. During the nine months ended September 30, 2013, we sold five commercial operating properties with a carrying value of $70.5 million, which resulted in a net gain of $19.1 million, and four net lease assets with a carrying value of $15.7 million, which resulted in a net gain of $2.9 million.

Income from sales of real estate—During the nine months ended September 30, 2014 and 2013, we sold residential condominiums for total net proceeds of $165.6 million and $222.6 million, respectively, that resulted in income of $56.9 million and $72.1 million, respectively. Additionally, during the nine months ended September 30, 2014, we sold a commercial operating property with a carrying value of $29.4 million resulting in a gain of $4.6 million.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$22,327	$(30,571)	$(20,454)	$(97,839)
Add: Depreciation and amortization(1)	18,339	19,019	56,525	53,873
Add: Provision for (recovery of) loan losses	(673)	(9,834)	(6,865)	5,392
Add: Impairment of assets(2)	15,462	6,785	21,741	7,181
Add: Stock-based compensation expense	3,273	4,563	8,544	14,484
Add: Loss on early extinguishment of debt, net(3)	186	3,498	24,953	16,768
Less: HPU/Participating Security allocation	(1,183)	(773)	(3,390)	(3,153)
Adjusted income (loss) allocable to common shareholders	$57,731	$(7,313)	$81,054	$(3,294)

Explanatory Notes:
_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2013, depreciation and amortization includes $57 and $258, respectively, of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)	For the three and nine months ended September 30, 2013, impairment of assets includes $524 and $920 of impairment of assets reclassified to discontinued operations.

(3)	For the three and nine months ended September 30, 2013, loss on early extinguishment of debt, net excludes the portion of losses paid in cash of $0 and $11,514, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Adjusted EBITDA
Net income (loss)	$35,491	$(18,590)	$17,720	$(65,244)
Add: Interest expense(1)	56,480	63,793	172,743	204,516
Less: Income tax expense (benefit)	103	(3,879)	(619)	625
Add: Depreciation and amortization(2)	18,964	19,019	58,461	53,873
EBITDA	111,038	60,343	248,305	193,770
Add: Provision for (recovery of) loan losses	(673)	(9,834)	(6,865)	5,392
Add: Impairment of assets(3)	15,462	6,785	21,741	7,181
Add: Stock-based compensation expense	3,273	4,563	8,544	14,484
Add: Loss on early extinguishment of debt, net(4)	186	3,498	24,953	16,768
Adjusted EBITDA	$129,286	$65,355	$296,678	$237,595

Explanatory Notes:
_______________________________________________________________________________

(1)	Interest expense includes our proportionate share of interest for equity method investments.

(2)
For the three and nine months ended September 30, 2013, depreciation and amortization includes $57 and $258, respectively, of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments.

(3)	For the three and nine months ended September 30, 2013, impairment of assets includes $524 and $920 of impairment of assets reclassified to discontinued operations.

(4)	For the three and nine months ended September 30, 2013, loss on early extinguishment of debt, net excludes the portion of losses paid in cash of $0 and $11,514, respectively.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	September 30, 2014	December 31, 2013
Non-performing loans
Carrying value(1)	$93,235	$203,604
As a percentage of total carrying value of loans	9.3%	16.6%
Reserve for loan losses
Impaired loan asset-specific reserves for loan losses	$89,107	$348,004
As a percentage of gross carrying value of impaired loans	42.1%	46.3%
Total reserve for loan losses	$119,907	$377,204
As a percentage of total loans before loan loss reserves	10.6%	23.5%

Explanatory Note:
_______________________________________________________________________________

(1)	As of September 30, 2014 and December 31, 2013, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $86.7 million and $317.0 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2014, we had non-performing loans with an aggregate carrying value of $93.2 million compared to non-performing loans of $203.6 million at December 31, 2013. Our non-performing loans decreased during the nine months ended September 30, 2014 as we sold two non-performing loans and received title to properties that served as collateral in full satisfaction for other non-performing loans. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $119.9 million as of September 30, 2014, or 10.6% of total loans, compared to $377.2 million or 23.5% at December 31, 2013. The reduction in the balance of the reserve was the result of $250.4 million of charge-offs associated with the resolutions of non-performing loans and $6.9 million of recoveries of loan losses during the nine months ended September 30, 2014. For the nine months ended September 30, 2014, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $8.5 million offset by an increase of $1.6 million in the general reserve due primarily to new investment originations. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. In addition, the process of estimating values and reserves for our European loan assets, which had a carrying value of $40.2 million as of September 30, 2014, is subject to additional risks related to the economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2014, asset-specific reserves decreased to $89.1 million compared to $348.0 million at December 31, 2013, primarily due to charge-offs on non-performing loans that were sold and non-performing loans where we took title to properties that served as collateral in full satisfaction of such loans.

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
The general reserve increased to $30.8 million or 3.3% of performing loans as of September 30, 2014, compared to $29.2 million or 2.7% of performing loans at December 31, 2013. This increase was primarily attributable to the increase in the balance of performing loans, which was driven by new investment originations.

Risk concentrations—As of September 30, 2014, our total investment portfolio, consisting of real estate, loans receivable and other lending investments and other investments, was comprised of the following property and collateral types ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Office / Industrial	$19,016	$919,825	$321,538	$—	$1,260,379	25.3%
Land	60,169	—	—	1,032,930	1,093,099	21.9%
Entertainment / Leisure	—	580,184	—	—	580,184	11.6%
Mixed Use / Mixed Collateral	329,442	—	242,486	—	571,928	11.5%
Hotel	251,360	136,080	53,893	—	441,333	8.8%
Retail	163,457	57,348	118,799	—	339,604	6.8%
Condominium	116,342	—	190,791	—	307,133	6.2%
Other Property Types	281,760	9,483	—	—	291,243	5.8%
Strategic Investments	—	—	—	—	107,033	2.1%
Total	$1,221,546	$1,702,920	$927,507	$1,032,930	$4,991,936	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Northeast	$536,245	$387,588	$143,666	$201,073	$1,268,572	25.4%
West	105,097	438,364	128,074	356,398	1,027,933	20.6%
Southeast	79,180	257,160	287,498	119,654	743,492	14.9%
Southwest	121,993	236,171	183,465	139,425	681,054	13.6%
Mid-Atlantic	176,651	145,021	132,899	191,287	645,858	13.0%
Central	95,245	93,786	49,439	9,632	248,102	5.0%
Various	29,906	142,774	2,466	15,461	190,607	3.8%
International(2)	77,229	2,056	—	—	79,285	1.6%
Strategic Investments(2)	—	—	—	—	107,033	2.1%
Total	$1,221,546	$1,702,920	$927,507	$1,032,930	$4,991,936	100.0%

Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments include $16.7 million of international assets. Combined, international and strategic investments include $46.6 million of European assets, including $30.7 million in Germany and $15.9 million in the United Kingdom.

Liquidity and Capital Resources

During the three months ended September 30, 2014, we funded investments totaling $205.6 million, comprised of $138.6 million of new originations and $67.0 million associated with ongoing developments and prior financing commitments. Also during the three months ended September 30, 2014, we received $512.7 million of proceeds from our portfolios from repayments and sales, comprised of $307.8 million from real estate finance, $105.3 million from operating properties, $91.3 million from other investments, $5.0 million from net lease assets and $3.3 million from land. As of September 30, 2014, we had unrestricted cash of $652.8 million and $105.8 million of debt maturities due before September 30, 2015.
The following table outlines our capital expenditures on real estate assets reflected in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, by segment ($ in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Net Lease	$5,167	$21,977
Operating Properties	44,719	30,517
Land	53,625	24,476
Total capital expenditures on real estate assets	$103,511	$76,970

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of September 30, 2014 (see Note 8 of the Notes to the Consolidated Financial Statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$382,242	$—	$382,242	$—	$—	$—
Unsecured notes	3,326,890	105,765	1,301,125	1,920,000	—	—
Secured term loans	251,112	8,661	18,836	25,448	195,511	2,656
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	4,060,244	114,426	1,702,203	1,945,448	195,511	102,656
Interest Payable(1)	746,954	209,364	350,760	138,193	28,620	20,017
Operating Lease Obligations	33,275	5,609	10,737	8,663	6,809	1,457
Total(2)	$4,840,473	$329,399	$2,063,700	$2,092,304	$230,940	$124,130

Explanatory Notes:
_______________________________________________________________________________

(1)	All variable-rate debt assumes a 3-month LIBOR rate of 0.23%.

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
During the nine months ended September 30, 2014, net proceeds from the issuances of our $550.0 million aggregate principal amount of 4.00% senior unsecured notes and $770.0 million aggregate principal amount of 5.00% senior unsecured notes, together with cash on hand, were used to fully repay and terminate the February 2013 Secured Credit Facility. The transaction supported our strategy to become primarily an unsecured borrower. The refinancing allowed us to reduce our percentage of secured debt outstanding down to 16% of total debt from 49% prior to the transaction. Through the transaction, we also unencumbered $2.0 billion of collateral, which included more than $1.5 billion of net lease assets and performing loans. Furthermore, the transaction provides us with additional liquidity as we will now retain 100% of proceeds from the sales and repayments of these previously encumbered assets rather than directing them to repay the February 2013 Secured Credit Facility.
From February 2013 through full payoff in June 2014, we made cumulative amortization repayments of $388.5 million. Amortization repayments made during the nine months ended September 30, 2014 resulted in losses on early extinguishment of debt of $1.1 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. In connection with the repayment and termination of the facility, we recorded a loss on early extinguishment of debt of $22.8 million related to unamortized discounts and financing fees at the time of refinancing. These amounts were included in "Loss on extinguishment of debt, net" on our Consolidated Statements of Operations.
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

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates resulted in losses on early extinguishment of debt of $0.2 million and $4.4 million during the three and nine months ended September 30, 2013 related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on extinguishment of debt, net" on our Consolidated Statements of Operations.

Additionally, through September 30, 2014, we made cumulative amortization repayments of $87.8 million on the 2012 Tranche A-2 Facility. For the three and nine months ended September 30, 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.2 million and $1.0 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on extinguishment of debt" on our Consolidated Statements of Operations.

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

Encumbered/Unencumbered Assets—As of September 30, 2014 and December 31, 2013, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	September 30, 2014		December 31, 2013
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$605,616	$2,077,210	$1,644,463	$1,151,718
Real estate available and held for sale	17,950	300,014	152,604	207,913
Loans receivable and other lending investments, net(1)	47,018	1,174,528	860,557	538,752
Other investments	20,519	293,756	24,093	183,116
Cash and other assets	—	974,814	—	907,995
Total	$691,103	$4,820,322	$2,681,717	$2,989,494

Explanatory Note:
_______________________________________________________________________________

(1)	As of September 30, 2014 and December 31, 2013, the amounts presented exclude general reserves for loan losses of $30.8 million and $29.2 million, respectively.

Debt Covenants
Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on our fixed charge coverage ratio. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While our ability to incur new indebtedness under the fixed charge coverage ratio is currently limited, which may put limitations on our ability to make new investments, we are permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2014, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$348,591	$16,333	$33,114	$398,038
Strategic Investments	—	—	45,756	45,756
Discretionary Fundings	5,000	—	—	5,000
Total	$353,591	$16,333	$78,870	$448,794

Stock Repurchase Programs—On May 15, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of our Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. In September 2013, our Board of Directors approved an increase in the repurchase limit to $50.0 million from the $16.0 million that remained from the previously approved program. There were no stock repurchases during the nine months ended September 30, 2014. As of September 30, 2014, we had remaining authorization to repurchase up to $29.0 million of Common Stock out of the $50.0 million authorized by its Board in 2013.
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
A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of September 30, 2014 other than the policies described below.
Reserve for loan losses–The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. If we determine that the collateral value is less than the carrying value of a collateral-dependent loan, we will record a reserve. The reserve is increased through "Provision for (recovery of) loan losses" on our Consolidated Stat ements of Operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower as we work toward a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. Our policy is to charge off a loan when we determine, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related reserve will be charged off. We have one portfolio segment, represented by commercial real estate lending, whereby we utilize a uniform process for determining our reserves for loan losses. The reserve for loan losses includes a general, formula-based component and an asset-specific component.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the nine months ended September 30, 2014 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. Defendants filed Motions to Dismiss the claims in their entirety. On October 30, 2014, the Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed.
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements (unaudited).*

Explanatory Notes:
_______________________________________________________________________________

*
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

iSTAR FINANCIAL INC. Registrant
Date:	November 4, 2014	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	November 4, 2014	/s/ DAVID DISTASO
David DiStaso Chief Financial Officer (principal financial and accounting officer)