Form 10-K
period 2014-12-31
ISTAR FINANCIAL INC
filed 2015-03-02
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2014 the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates (1) of the registrant was approximately $1.2 billion, based upon the closing price of $14.98 on the New York Stock Exchange composite tape on such date.
As of February 20, 2015, there were 85,374,846 shares of Common Stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the registrant's directors and executive officers.
DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2015 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The real estate finance portfolio is comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. The Company's portfolio also includes preferred equity investments and senior and subordinated loans to corporations, particularly to entities engaged in real estate or real estate related businesses, and may be either secured or unsecured. The Company's loan portfolio includes whole loans and loan participations.
The net lease portfolio is primarily comprised of properties owned by the Company and leased to single creditworthy tenants where the properties are subject to long-term leases. Most of the leases provide for expenses at the facilities to be paid by the tenants on a triple net lease basis. The properties in this portfolio are diversified by property type and geographic location. In addition to net lease properties owned by the Company, the Company partnered with a sovereign wealth fund in 2014 to form a venture to acquire and develop net lease assets.
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
The Company's primary sources of revenues are operating lease income, which is the rent and reimbursements that tenants pay to lease its properties, and interest income, which is the interest that borrowers pay on loans. The Company primarily generates income through a “spread” or “margin,” which is the difference between the revenues generated from leases and loans and interest expense and the cost of real estate operations. In addition, the Company generates income from commercial operating property revenue and sales of its remaining residential condominium assets and from its land portfolio.
Company History and Recent Developments
The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions. During the last several years, the composition of the Company's portfolio changed as loans were repaid and the Company acquired title to assets of defaulting borrowers. The size of the Company's lending portfolio declined and its real estate portfolio increased to include operating properties and land, in addition to net lease assets. As conditions in the economy and financing markets have improved, the Company has been increasing its originations of new lending and net lease investments, repositioning or redeveloping its operating properties and progressing on the entitlement and development of its land assets. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. The Company's business segments are discussed further in "Industry Segments."
Financing Strategy
The Company has continued to strengthen its balance sheet through its financing activities. The Company has used proceeds from the issuance of unsecured notes in the capital markets over the past two years to repay secured and unsecured debt, which extended the Company's debt maturity profile, lowered its cost of capital and unencumbered a significant portion of the Company's assets allowing it to become primarily an unsecured borrower. Going forward, the Company will seek to raise capital through a variety of means, which may include unsecured and secured debt financing, debt refinancings, asset sales, issuances of equity, joint ventures and other third party capital arrangements. A more detailed discussion of the Company's current liquidity and capital resources is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."
Investment Strategy
During 2014, the Company committed to new investments totaling $1.27 billion, of which we funded $905.8 million. The fundings included $624.1 million in lending and other investments, $116.3 million to acquire and invest in net lease assets and $165.4 million of capital to reposition or redevelop its operating properties and develop its land assets.
One of the Company's objectives is to continue to increase its level of investing. In making new investments, the Company's strategy is to focus on the following:

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
Any commitment to make an investment of $25 million or less ($50 million or less in the case of a corporate debt instrument or aggregate debt instruments issued by a single corporate issuer) in any transaction or series of related transactions requires the approval of the Chief Executive Officer and Chief Investment Officer. Any commitment in excess of $25 million but less than or equal to $50 million requires the further approval of the Company's internal investment committee, consisting of senior management representatives from all of the Company's key disciplines. Any commitment in excess of $50 million but less than or equal to $75 million requires the further approval of the Investment Committee of the Board of Directors. Any commitment in excess of $75 million, and any strategic investment such as a corporate merger, acquisition or material transaction involving the Company's entry into a new line of business, requires the approval of the Board of Directors.
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
Portfolio Overview
As of December 31, 2014, based on current gross carrying values, the Company's total investment portfolio has the following characteristics ($ in millions)(1):
Asset Type

Property Type

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Office / Industrial	$158,544	$909,249	$323,720	$—	$1,391,513	26.7%
Land	33,081	—	—	1,093,484	1,126,565	21.7%
Mixed Use / Mixed Collateral	432,801	—	244,996	—	677,797	13.0%
Entertainment / Leisure	—	570,205	—	—	570,205	11.0%
Hotel	262,448	136,080	54,041	—	452,569	8.7%
Other Property Types	296,115	9,482	—	—	305,597	5.9%
Retail	115,557	57,348	121,194	—	294,099	5.7%
Condominium	112,797	—	156,481	—	269,278	5.2%
Strategic Investments	—	—	—	—	109,384	2.1%
Total	$1,411,343	$1,682,364	$900,432	$1,093,484	$5,197,007	100.0%

Geography

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Northeast	$643,940	$385,782	$144,058	$193,414	$1,367,194	26.3%
West	79,736	426,323	95,752	397,347	999,158	19.2%
Mid-Atlantic	319,962	143,165	132,824	194,175	790,126	15.2%
Southeast	79,449	255,320	287,632	140,318	762,719	14.7%
Southwest	129,403	234,256	186,305	144,211	694,175	13.4%
Central	101,948	92,916	51,744	9,362	255,970	4.9%
Various	27,149	142,574	2,117	14,657	186,497	3.6%
Strategic Investments(2)	—	—	—	—	109,384	2.1%
International(2)	29,756	2,028	—	—	31,784	0.6%
Total	$1,411,343	$1,682,364	$900,432	$1,093,484	$5,197,007	100.0%
Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments include $15.4 million of international assets. Combined, international and strategic investments include $25.5 million of European assets, including $15.0 million in the United Kingdom and $10.5 million in Germany.

Industry Segments
The Company has four business segments: Real Estate Finance, Net Lease, Operating Properties and Land. The following describes the Company's reportable segments ($ in thousands) as of December 31, 2014:

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate / Other(1)	Total
Real estate, at cost	$—	$1,552,483	$724,430	$868,650	$—	$3,145,563
Less: accumulated depreciation	—	(364,323)	(96,159)	(8,367)	—	(468,849)
Real estate, net	—	1,188,160	628,271	860,283	—	2,676,714
Real estate available and held for sale	—	4,521	162,782	118,679	—	285,982
Total real estate	—	1,192,681	791,053	978,962	—	2,962,696
Loans receivable and other lending investments, net	1,377,843	—	—	—	—	1,377,843
Other investments	—	125,360	13,220	106,155	109,384	354,119
Total portfolio assets	$1,377,843	$1,318,041	$804,273	$1,085,117	$109,384	$4,694,658
Explanatory Note:
_______________________________________________________________________________

(1)
Corporate/Other includes certain equity investments that are not included in a reportable segment. See Item 8—"Financial Statements and Supplemental Data—Note 6" for further detail on these investments.

Additional information regarding segment revenue and profit information as well as prior period information is presented in Item 8—"Financial Statements and Supplemental Data—Note 15" and a discussion of operating results is presented in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."
Real Estate Finance
The Company's real estate finance portfolio consists of senior mortgage loans that are secured by commercial real estate assets where the Company is the first lien holder. The portfolio also consists of subordinated mortgage loans that are secured by subordinated interests in commercial and residential real estate assets where the Company is in either a second lien or junior position, and corporate/partnership loans, which represent mezzanine or subordinated loans to entities for which the Company does not have a lien on the underlying asset, but may have a pledge of underlying equity ownership of such assets. In addition, the Company has preferred equity investments and debt securities classified as other lending investments.
The Company's real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2014		2013
	Total	% of Total	Total	% of Total
Performing loans(1):
Senior mortgages	$608,048	43.1%	$563,513	40.3%
Subordinate mortgages	53,331	3.8%	60,679	4.3%
Corporate/partnership loans	497,246	35.2%	429,586	30.7%
Subtotal	1,158,625	82.1%	1,053,778	75.3%
Non-performing loans(1):
Senior mortgages	65,047	4.6%	203,604	14.6%
Total carrying value of loans	1,223,672	86.7%	1,257,382	89.9%
Other lending investments—securities	187,671	13.3%	141,927	10.1%
Total carrying value	1,411,343	100.0%	1,399,309	100.0%
General reserve for loan losses	(33,500)		(29,200)
Total loans receivable and other lending investments, net	$1,377,843		$1,370,109
Explanatory Note:
_______________________________________________________________________________

(1)
Performing and non-performing loans are presented net of asset-specific loan loss reserves of $0.8 million and $64.2 million, respectively, as of December 31, 2014 and $31.0 million and $317.0 million, respectively, as of December 31, 2013. See Item 8—"Financial Statements and Supplemental Data—Note 3" for a discussion of the Company's policies regarding non-performing loans and reserves for loan losses.

Summary of Portfolio Characteristics—As of December 31, 2014, the Company's performing loans and other lending investments had a weighted average loan to value ratio of 70%. Additionally, the Company's performing loans were comprised of 56% fixed-rate loans and 44% variable-rate loans that had a weighted average accrual rate of 9% and a weighted average remaining term of 2.7 years.
Portfolio Activity—During the year ended December 31, 2014, the Company funded $622.4 million of loan investments, received principal repayments of $512.5 million and sold loans with a total carrying value of $30.8 million. In addition, the Company took title to properties in full satisfaction of non-performing mortgage loans with a fair value of $78.1 million, for which the properties had served as collateral. Additionally, the Company and a consortium of co-lenders formed a new unconsolidated entity which acquired, via foreclosure sale, title to a land asset which previously served as collateral for a loan receivable held by the consortium. As of December 31, 2014, the Company had a recorded equity interest of $23.5 million. See Item 8—"Financial Statements and Supplemental Data—Note 4," "Financial Statements and Supplemental Data—Note 5" and "Financial Statements and Supplemental Data—Note 6" for further details on real estate finance activities.
Summary of Interest Rate Characteristics—The Company's loans receivable and other lending investments had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2014			2013
	Carrying Value	% of Total	Weighted Average Accrual Rate	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans and other lending investments	$751,590	53.3%	10.2%	$811,128	58.0%	9.3%
Variable-rate loans(1)	594,706	42.1%	6.7%	384,577	27.4%	6.2%
Non-performing loans(2)	65,047	4.6%	N/A	203,604	14.6%	N/A
Total carrying value	1,411,343	100.0%		1,399,309	100.0%
General reserve for loan losses	(33,500)			(29,200)
Total loans receivable and other lending investments, net	$1,377,843			$1,370,109

Explanatory Notes:
_______________________________________________________________________________

(1)	As of December 31, 2014 and 2013, includes $282.5 million and $117.9 million, respectively, of loans with a weighted average interest rate floor of 0.4% and 3.2%, respectively.

(2)
Performing and non-performing loans are presented net of asset-specific loan loss reserves of $0.8 million and $64.2 million, respectively, as of December 31, 2014, and $31.0 million and $317.0 million, respectively, as of December 31, 2013.

Summary of Maturities—As of December 31, 2014 the Company's loans receivable and other lending investments had the following maturities ($ in thousands)(1):

Year of Maturity	Number of Loans Maturing	Carrying Value	% of Total
2015	10	$191,713	13.5%
2016	7	352,040	24.9%
2017	11	510,451	36.2%
2018	7	48,958	3.5%
2019	3	23,585	1.7%
2020 and thereafter	6	219,549	15.6%
Total performing loans and other lending investments	44	$1,346,296	95.4%
Non-performing loans	5	65,047	4.6%
Total carrying value	49	$1,411,343	100.0%
General reserve for loan losses		(33,500)
Total loans receivable and other lending investments, net		$1,377,843
Explanatory Note:
_______________________________________________________________________________

(1)	Performing and non-performing loans are presented net of asset-specific loan loss reserves of $0.8 million and $64.2 million, respectively.

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
During 2014, the Company partnered with a sovereign wealth fund to form a venture (the "Net Lease Venture") in which the partners plan to contribute up to an aggregate $500 million of equity to acquire and develop up to $1.25 billion of net lease assets. The Company owns a 51.9% noncontrolling interest in the venture and does not consolidate the Net Lease Venture.
Under a typical net lease agreement, the tenant agrees to pay a base monthly operating lease payment and most or all of the facility operating expenses (including taxes, utilities, maintenance and insurance). The Company generally targets corporate customers with facilities that are critical to their ongoing businesses.
The Company's net lease portfolio included the following ($ in thousands):

	As of December 31,
	2014	2013
Real estate, at cost	$1,552,483	$1,696,888
Less: accumulated depreciation	(364,323)	(338,640)
Real estate, net	1,188,160	1,358,248
Real estate available and held for sale	4,521	—
Other investments	125,360	16,408
Total	$1,318,041	$1,374,656
Summary of Portfolio Characteristics—As of December 31, 2014, the Company owned or had interests in 304 facilities, encompassing 18.7 million square feet located in 33 states. The Company's net lease assets were 96% leased with a weighted average remaining lease term of approximately 11.6 years. The annual average effective base rent per square foot, net of any tenant concessions, was $8.84 per square foot.
Portfolio Activity—During the year ended December 31, 2014, the Company funded $127.4 million to its Net Lease Venture, which acquired properties during the year, and $3.9 million of capital expenditures on existing net lease assets. The Company also sold assets with a net carrying value of $20.6 million. The Company had three net lease assets classified as held for sale as of December 31, 2014. See Item 8 —"Financial Statements and Supplemental Data—Note 4" for further details on consolidated net lease asset activities.
During 2014, the Company sold assets to its Net Lease Venture, including a net lease asset for net proceeds of $93.7 million, which approximated carrying value. The Company also sold its 72% interest in a previously consolidated entity, which owned a net lease asset subject to a non-recourse mortgage of $26.0 million at the time of sale, to the venture for net proceeds of $10.1 million, which approximated carrying value. As of December 31, 2014, the Net Lease Venture's carrying value of total assets was $348.1 million and the Company had a recorded equity interest in the venture of $125.4 million, which is included in "Other investments" on the Company's Consolidated Balance Sheets. See Item 8 —"Financial Statements and Supplemental Data—Note 6" for further details on unconsolidated net lease asset activities.

Summary of Lease Expirations—As of December 31, 2014, lease expirations on the Company's net lease assets are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2015	3	$2,681	1.8%	0.6%	267
2016	4	5,966	4.1%	1.4%	478
2017	4	4,946	3.4%	1.1%	344
2018	6	4,294	3.0%	1.0%	317
2019	3	1,076	0.7%	0.2%	95
2020	4	3,994	2.7%	0.9%	368
2021	4	5,025	3.5%	1.1%	250
2022	2	9,071	6.2%	2.1%	535
2023	3	5,415	3.7%	1.2%	205
2024	4	33,129	22.7%	7.6%	6,621
2025 and thereafter	16	70,357	48.2%	16.0%	8,434
Total	53	$145,954	100.0%	33.2%
Weighted average remaining lease term	11.6 years

Explanatory Note:
_______________________________________________________________________________

(1)	Reflects the percentage of annualized GAAP operating lease income for leases in-place as a percentage of annualized total revenue.
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
The Company's operating properties portfolio included the following ($ in thousands):

	Commercial		Residential
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Real estate, at cost	$724,430	$720,508	$—	$—
Less: accumulated depreciation and amortization	(96,159)	(82,420)	—	—
Real estate, net	$628,271	$638,088	$—	$—
Real estate available and held for sale	6,989	7,300	155,793	221,028
Other investments	12,532	13,809	688	2,223
Total portfolio assets	$647,792	$659,197	$156,481	$223,251

Commercial Properties
Summary of Portfolio Characteristics—As of December 31, 2014, commercial properties within the operating properties portfolio included 29 facilities, encompassing 6.0 million square feet located in 10 states. Commercial properties include office, industrial and retail buildings along with marinas and hotels. The Company had 3 commercial properties classified as held for sale as of December 31, 2014. The Company’s commercial properties were primarily acquired through either foreclosure or deed in lieu of foreclosure in connection with the resolution of loans.
The Company classifies commercial properties as either stabilized or transitional. In determining whether a commercial property is stabilized or transitional, the Company analyzes certain performance metrics, primarily occupancy and yield. Stabilized commercial properties generally have occupancy levels above 80% and/or generate yields resulting in an adequate return based upon the properties’ risk profiles. Transitional commercial properties are generally those properties that do not meet these criteria. As of December 31, 2014, stabilized commercial properties had a total carrying value of $109.4 million, or 15% of the portfolio, and generated an unleveraged weighted average effective yield of 7.8% on gross carrying value for the year ended December 31, 2014. Stabilized commercial properties were 88% leased as of December 31, 2014. Transitional commercial properties had a total carrying value of $634.6 million, or 85% of the portfolio, and generated an unleveraged weighted average effective yield of 2.5% on gross carrying value for the year ended December 31, 2014. Transitional commercial properties were 58% leased as of December 31, 2014.
Portfolio Activity—During the year ended December 31, 2014, the Company acquired title to three properties with a total fair value of $72.4 million through the resolution of non-performing loans, purchased properties for $2.3 million and sold properties with a carrying value of $29.8 million which resulted in a net gain of $4.4 million. In addition, the Company funded $25.7 million of capital expenditures. During the year ended December 31, 2014, the Company's hotel properties had revenues of $21.7 million and expenses of $22.7 million.
As of December 31, 2014, lease expirations on commercial properties, excluding hotels and marinas, within the operating properties portfolio were as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2015	155	6,196	9.7%	1.4%	324
2016	45	3,330	5.2%	0.8%	381
2017	52	5,515	8.7%	1.3%	269
2018	50	6,678	10.5%	1.5%	422
2019	46	6,521	10.2%	1.5%	213
2020	27	5,139	8.1%	1.2%	196
2021	27	5,464	8.6%	1.2%	471
2022	21	3,821	6.0%	0.9%	153
2023	15	5,749	9.0%	1.3%	268
2024	19	3,255	5.1%	0.7%	226
2025 and thereafter	41	12,036	18.9%	2.7%	404
Total	498	63,704	100.0%	14.5%
Weighted average remaining lease term	6.3 years

Explanatory Note:
_______________________________________________________________________________

(1)	Reflects the percentage of annualized GAAP operating lease income for leases in-place as a percentage of annualized total revenue.
Residential Properties
Summary of Portfolio Characteristics—As of December 31, 2014, residential properties within the operating properties portfolio included 13 residential projects, representing approximately 332 units located within luxury condominium projects in major cities throughout the United States.

Portfolio Activity—During the year ended December 31, 2014, the Company sold 457 residential property units for net proceeds of $236.2 million, resulting in gains on sales of residential units of $79.1 million. During the same period, the Company funded $35.5 million of capital expenditures related to these projects, purchased $2.4 million of residential properties and incurred $25.6 million of net carrying costs that were reflected in "Real estate expenses" on the Company's Consolidated Statements of Operations.
Land
The Company's land portfolio included the following ($ in thousands):

	As of December 31,
	2014	2013
Real estate, net	$860,283	$799,845
Real estate available and held for sale	118,679	132,189
Other investments	106,155	29,765
Total	$1,085,117	$961,799
Summary of Portfolio Characteristics—As of December 31, 2014, the Company's land portfolio included 32 properties, comprised of 11 master planned community ("MPC") projects, 15 infill land parcels and 6 waterfront land parcels located throughout the United States. MPCs represent large-scale residential projects that the Company will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. The remainder of the Company’s land includes infill and waterfront parcels located in and around major cities that the Company will develop, sell to or partner with commercial real estate developers. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects.
Portfolio Activity—Revenue from the Company's land portfolio consists primarily of lot sales from wholly-owned properties, recorded as "Land sales revenue," as well as the Company's share of earnings from unconsolidated entities in which the Company holds an interest recorded within "Earnings from equity method investments," both on the Company's Consolidated Statements of Operations. For the year ended December 31, 2014, the Company recognized revenue from its land portfolio of $15.2 million and cost of sales of $12.8 million for consolidated land assets and earnings from equity method investments of $14.9 million for unconsolidated land investments. Additionally, during the year ended December 31, 2014, the Company funded $80.1 million of capital expenditures in the portfolio and acquired title to or equity interests in $29.0 million of land assets through resolution of non-performing loans. The Company also transferred land assets of $9.5 million to newly formed unconsolidated entities during the year.
As of December 31, 2014, the Company had 6 land projects in production, 13 in development and 13 in the pre-development phase. The Company's land projects in production as of December 31, 2014 are listed below ($ in millions):

Project	Property Type	Location	Anticipated Completion Date(1)	Net Book Value	2014 Revenue	Units Sold in 2014(2)	Estimated Remaining Units(2)
Magnolia Green	MPC	Richmond, VA	2026	$89,683	$7,862	114	2,669
Asbury Park	Waterfront	Asbury Park, NJ	2025	81,769	6,696	14	2,446
Tetherow	MPC	Bend, OR	2020	14,657	6,626	29	106
Spring Mountain Ranch Phase 1(3)	MPC	Riverside, CA	2016	21,105	4,847	60	375
Naples Reserve	MPC	Naples, FL	2018	53,818	703	7	1,109
Marina Palms(3)(4)	Waterfront	N. Miami Beach, FL	2016	30,677	54,210	—	468
Total Land Projects in Production				$291,709	$80,944	224	7,173
Explanatory Notes:
_______________________________________________________________________________

(1)
Anticipated completion dates are subject to change as a result of factors that may be outside of the Company's control, such as uncertainty with rezoning, obtaining governmental permits and approvals, concerns of community associations and reliance on third party contractors.

(2)	Estimated remaining entitled units may include single-family lots, condos, multifamily rental units and hotel keys, as applicable, for the respective properties.

(3)
These land projects are accounted under the equity method of accounting. Revenue represents the gross share of revenues from the sale of units, which is reflected in earnings from equity method investments. During the year ended December 31, 2014, the Company recognized earnings from equity method investments of $14.7 million for Marina Palms and $0.2 million for Spring Mountain Ranch Phase 1.

(4)	Sales activity resulted in the venture receiving non-refundable deposits on 332 units under contract as of December 31, 2014.

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
Code of Conduct
The Company has adopted a Code of Conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees. The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the

Company's website at www.istarfinancial.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2014, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.
Employees
As of January 30, 2015, the Company had 182 employees and believes it has good relationships with its employees. The Company's employees are not represented by any collective bargaining agreements.
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
Item 1a.    Risk Factors
In addition to the other information in this report, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our business, financial condition, results of operations, cash flows and market price of our common stock. The risks set forth below speak only as of the date of this report and we disclaim any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
Risks Related to Our Business
Changes in general economic conditions may adversely affect our business.
Our success is generally dependent upon economic conditions in the U.S. and, in particular, the geographic areas in which our investments are located. Substantially all businesses, including ours, were negatively affected by the previous economic recession and resulting illiquidity and volatility in the credit and commercial real estate markets. Although the commercial real estate and credit markets have improved, such markets remain volatile and it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or other trends on our financial results. Deterioration in economic trends could have a material adverse effect on our financial performance, liquidity and our ability to meet our debt obligations.
Our credit ratings will impact our borrowing costs.
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
Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on our fixed charge coverage ratio. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While our ability to incur new indebtedness under the fixed charge coverage ratio is currently limited, which may put limitations on our ability to make new investments, we are permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures governing our debt securities.
Our secured credit facilities entered into in March 2012, which we refer to as our March 2012 Secured Credit Facilities, contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the March 2012 Secured Credit Facilities permit us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.
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
We have significant indebtedness and funding commitments and limitations on our liquidity and ability to raise capital may adversely affect us.
Sufficient liquidity is critical to the management of our balance sheet and our ability to meet our scheduled debt payments and our funding commitments to borrowers. We have relied on secured borrowings, proceeds from issuance of unsecured debt, repayments from our loan assets and proceeds from asset sales to fund our operations and meet our debt maturities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. While we had access to various sources of capital in 2014, our ability to access capital in the future will be subject to a number of factors, many of which are outside of our control, such as conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations. Failure to meet funding commitments could cause us to be in default of our financing commitments to borrowers. Any of the foregoing could have a material adverse effect on our business and stock price.
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
We maintain loan loss reserves to offset potential future losses. Our general loan loss reserve reflects management's then-current estimation of the probability and severity of losses within our portfolio. In addition, our determination of asset-specific loan loss reserves relies on material estimates regarding the fair value of loan collateral. Estimation of ultimate loan losses, provision expenses and loss reserves is a complex and subjective process. As such, there can be no assurance that management's judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. In particular, during the previous financial crisis, the weak economy and disruption of the credit markets adversely impacted the ability and willingness of many of our borrowers to service their debt and refinance our loans to them at maturity. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.
We have suffered losses when a borrower defaults on a loan and the underlying collateral value is not sufficient, and we may suffer additional losses in the future.
We have suffered losses arising from borrower defaults on our loan assets and we may suffer additional losses in the future. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount , we will suffer a loss. Conversely, we sometimes make loans that are unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.
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
As of December 31, 2014, we owned land and residential operating properties with a net carrying value of $1.24 billion. The housing market in the United States has previously been affected by weakness in the economy, including high unemployment levels and weak consumer confidence. Although the economy has continued to strengthen, it is uncertain whether the recovery is sustainable. It is possible another downturn could occur again in the near future and adversely impact our portfolio, and accordingly our financial performance.
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
Our portfolio consists primarily of real estate and commercial real estate loans which are generally diversified by asset type, obligor, property type and geographic location. However, as of December 31, 2014, approximately 27% of the carrying value of our assets related to office properties, 22% related to land, 13% related to mixed use/mixed collateral properties and 11% related to entertainment/leisure properties. All of these property types have been adversely affected by the previous economic recession. In addition, as of December 31, 2014, approximately 26% of the carrying value of our assets related to properties located in the northeastern U.S. (including 14% in New York), 19% related to properties located in the western U.S. (including 15% in California), 15% related to properties located in the mid-Atlantic U.S., 15% related to properties located in the southeastern region of the U.S.

and 13% related to properties located in the southwestern U.S. These regions include areas that were particularly hard hit by the prior downturn in the residential real estate markets. In addition, we have $25.5 million of European assets, which are subject to increased risks due to the economic uncertainty in the Eurozone. We may suffer additional losses on our assets due to these concentrations.
We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or tenant to make its payment could have an adverse effect on us. As of December 31, 2014, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 21% of our 2014 revenues, of which no single customer accounts for more than 6%.
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
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2014, approximately 22% of the carrying value of our assets was located in the western and northwestern U.S., geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against.  Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, the market price of our Common Stock and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.
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
In the event that principal, premium or interest payments with respect to a particular debt instrument that we hold are not made when due, we may nonetheless be required to continue to recognize the unpaid amounts as taxable income. In addition, we may be allocated taxable income in excess of cash flow received from some of our partnership investments. Due to these and other potential timing differences between income recognition or expense deduction and cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds or take other actions to meet our REIT distribution requirements for the taxable year in which the "phantom income" is recognized.

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
No more than 25% of the value of a REIT's total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct activities through taxable REIT subsidiaries or expand the activities that we conduct through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries may not be subject to precise determination, and values are subject to change in the future. In addition, we hold certain mortgage and mezzanine loans to one or more of our taxable REIT subsidiaries that are secured by real property. We treat these loans as qualifying assets for purposes of the REIT asset tests to the extent that such mortgage loans are secured by real property and such mezzanine loans are secured by an interest in a limited liability company that holds real property, and pursuant to a private letter ruling we received from the IRS we do not treat such loans as subject to the limitation that securities from taxable REIT subsidiaries must constitute no more than 25% of our total assets. We are entitled to rely upon this private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. To the extent that any loan was recharacterized as equity, it would increase the amount of non-real estate securities that we have in our taxable REIT subsidiaries and could adversely affect our ability to meet the 25% limitation described above. If we were not able to exclude such loans to our taxable REIT subsidiaries from the 25% limitation described above, our ability to meet the REIT asset tests and other REIT requirements could be adversely affected. Accordingly, there can be no assurance that we have met or will be able to continue to comply with the taxable REIT subsidiary 25% limitation.
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
Item 3.    Legal Proceedings
The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to its business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings. In addition to such matters, the Company is a party to the following legal proceedings:
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs have filed a notice of appeal.
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of Lennar v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company in the amount of approximately $1.6 million; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. A third party is entitled to a 15% participation interest in all proceeds. Lennar has filed a notice of appeal of the Court’s judgment, orders and rulings in the action. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or to the outcome of any appeal.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant's Equity and Related Share Matters
The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "STAR." The high and low sales prices per share of Common Stock are set forth below for the periods indicated.

	2014		2013
Quarter Ended	High	Low	High	Low
December 31	$14.60	$12.30	$14.65	$11.57
September 30	$15.27	$13.26	$12.25	$10.20
June 30	$15.19	$13.94	$12.55	$9.99
March 31	$15.91	$13.79	$11.00	$8.26
On February 20, 2015, the closing sale price of the Common Stock as reported by the NYSE was $13.50 The Company had 2,094 holders of record of Common Stock as of February 20, 2015.
At December 31, 2014, the Company had six series of preferred stock outstanding: 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.8% Series F Preferred Stock, 7.65% Series G Preferred Stock, 7.50% Series I Preferred Stock and 4.50% Series J Preferred Stock. Each of the Series D, E, F, G and I preferred stock is listed on the NYSE. The Series J Preferred Stock is not listed on an exchange.
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
Holders of Common Stock, vested High Performance Units and certain unvested restricted stock units and common share equivalents will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, the Company's Secured Credit Facilities (see Item 8—"Financial Statements and Supplemental Data—Note 8") permit the Company to distribute 100% of its REIT taxable income on an annual basis for so long as the Company maintains its qualification as a REIT. The Secured Credit Facilities generally restrict the Company from paying any common dividends if it ceases to qualify as a REIT. In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock and HPU share equivalent will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.
The Company did not declare or pay dividends on its Common Stock for the years ended December 31, 2014 and 2013. The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million, and $9.4 million on its Series D, E, F, G, and I preferred stock, respectively, during each of the years ended December 31, 2014 and 2013. During the year ended December 31, 2014 and 2013, the Company also declared and paid dividends of $9.0 million and $6.7 million, respectively, on its Series J preferred stock, which was issued in March 2013. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.
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
Disclosure of Equity Compensation Plan Information

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)(2)	598,387	N/A	4,039,384

Explanatory Note:
_______________________________________________________________________________

(1)
Restricted Stock—The amount shown in column (a) includes 319,916 unvested restricted stock units which may vest in the future based on the employees' continued service to the Company. None of these unvested units are included in the Company's outstanding share balance (see Item 8—"Financial Statements and Supplemental Data—Note 12" for a more detailed description of the Company's restricted stock grants). Substantially all of the restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amounts shown in column (a) also includes 278,471 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to the Company as directors. Common stock equivalents represent rights to receive shares of Common Stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock awards or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock and other performance awards (see Item 8—"Financial Statements and Supplemental Data—Note 12" for a more detailed description of the Company's Long-Term Incentive Plans).

(2)
The amount shown in column (a) does not include a currently indeterminable number of shares that may be issued upon the satisfaction of performance and vesting conditions of awards made under the Company's 2013 Performance Incentive Plan ("iPIP") approved by shareholders. In no event may the number of shares issued exceed the amount available in column (c) unless shareholders authorize additional shares (see Item 8—"Financial Statements and Supplemental Data—Note 12" for a more detailed description of iPIP.)

Item 6.    Selected Financial Data
The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data and ratios)
OPERATING DATA:
Operating lease income	$243,100	$234,567	$216,291	$195,872	$183,443
Interest income	122,704	108,015	133,410	226,871	364,094
Other income	81,033	48,208	47,838	39,722	51,069
Land sales revenue	15,191	—	—	—	—
Total revenue	462,028	390,790	397,539	462,465	598,606
Interest expense	224,483	266,225	355,097	342,186	313,766
Real estate expense	163,389	157,441	151,458	138,714	121,036
Land cost of sales	12,840	—	—	—	—
Depreciation and amortization	73,571	71,266	68,770	58,091	56,668
General and administrative	88,806	92,114	80,856	105,039	109,526
Provision for (recovery of) loan losses	(1,714)	5,489	81,740	46,412	331,487
Impairment of assets	34,634	12,589	13,778	13,239	12,809
Other expense	5,821	8,050	17,266	11,070	16,055
Total costs and expenses	601,830	613,174	768,965	714,751	961,347
Income (loss) before earnings from equity method investments and other items	(139,802)	(222,384)	(371,426)	(252,286)	(362,741)
Gain (loss) on early extinguishment of debt, net	(25,369)	(33,190)	(37,816)	101,466	108,923
Earnings from equity method investments	94,905	41,520	103,009	95,091	51,908
Loss on transfer of interest to unconsolidated subsidiary	—	(7,373)	—	—	—
Income (loss) from continuing operations before income taxes	(70,266)	(221,427)	(306,233)	(55,729)	(201,910)
Income tax (expense) benefit	(3,912)	659	(8,445)	4,719	(7,023)
Income (loss) from continuing operations	(74,178)	(220,768)	(314,678)	(51,010)	(208,933)
Income (loss) from discontinued operations	—	644	(17,481)	(5,514)	18,757
Gain from discontinued operations	—	22,233	27,257	25,110	270,382
Income from sales of real estate	89,943	86,658	63,472	5,721	—
Net income (loss)	15,765	(111,233)	(241,430)	(25,693)	80,206
Net (income) loss attributable to noncontrolling interests	704	(718)	1,500	3,629	(523)
Net income (loss) attributable to iStar Financial Inc.	16,469	(111,951)	(239,930)	(22,064)	79,683
Preferred dividends	(51,320)	(49,020)	(42,320)	(42,320)	(42,320)
Net (income) loss allocable to HPU holders and Participating Security holders(1)	1,129	5,202	9,253	1,997	(1,084)
Net income (loss) allocable to common shareholders	$(33,722)	$(155,769)	$(272,997)	$(62,387)	$36,279
Per common share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(0.40)	$(2.09)	$(3.37)	$(0.91)	$(2.62)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(0.40)	$(1.83)	$(3.26)	$(0.70)	$0.39
Per HPU share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(75.27)	$(396.07)	$(638.27)	$(173.66)	$(497.13)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(75.27)	$(346.80)	$(616.87)	$(133.13)	$72.27
Dividends declared per common share	$—	$—	$—	$—	$—

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data and ratios)
SUPPLEMENTAL DATA:
Adjusted Income(3)	$109,377	$(21,677)	$(53,847)	$(3,316)	$360,525
Adjusted EBITDA(3)	398,717	298,833	349,754	376,464	767,663
Ratio of Adjusted EBITDA to interest expense and preferred dividends(3)	1.4x	0.9x	0.9x	1.0x	2.0x
Ratio of earnings to fixed charges(4)	—	—	—	—	—
Ratio of earnings to fixed charges and preferred dividends(4)	—	—	—	—	—
Weighted average common shares outstanding—basic and diluted	85,031	84,990	83,742	88,688	93,244
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15	15
Cash flows from:
Operating activities	$(10,342)	$(180,465)	$(191,932)	$(28,577)	$(45,883)
Investing activities	159,793	893,447	1,267,047	1,461,257	3,738,823
Financing activities	(190,958)	(455,758)	(1,175,597)	(1,580,719)	(3,412,707)

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
BALANCE SHEET DATA:
Real estate, net	$2,676,714	$2,796,181	$2,739,099	$2,893,482	$2,599,203
Real estate available and held for sale	285,982	360,517	635,865	677,458	746,081
Loans receivable and other lending investments, net	1,377,843	1,370,109	1,829,985	2,860,762	4,587,352
Total assets	5,463,133	5,642,011	6,159,999	7,523,083	9,175,681
Debt obligations, net	4,022,684	4,158,125	4,691,494	5,837,540	7,345,433
Total equity	1,248,348	1,301,465	1,313,154	1,573,604	1,694,659

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

(2)	See Item 8—"Financial Statements and Supplemental Data—Note 13."

(3)
Adjusted income and Adjusted EBITDA should be examined in conjunction with net income (loss) as shown in our Consolidated Statements of Operations. Adjusted income and Adjusted EBITDA should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor are Adjusted income and Adjusted EBITDA indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted income and Adjusted EBITDA are additional measures for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted income and Adjusted EBITDA may differ from the calculations of similarly-titled measures by other companies. See computation of Adjusted income and Adjusted EBITDA on pages 34 and 35.

(4)
This ratio of earnings to fixed charges is calculated in accordance with SEC Regulation S-K Item 503. The Company's unsecured debt securities have a fixed charge coverage covenant which is calculated differently in accordance with the terms of the agreements governing such securities. For the years ended December 31, 2014, 2013, 2012, 2011 and 2010, earnings were not sufficient to cover fixed charges by $89,948, $240,912, $305,450, $65,842 and $221,634, respectively, and earnings were not sufficient to cover fixed charges and preferred dividends by $141,268, $289,932, $347,770, $108,162 and $263,954, respectively.

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
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2014. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2014 included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. Certain prior year amounts have been reclassified in the Company's Consolidated Financial Statements and the related notes to conform to the current period presentation.
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
Our net lease portfolio is primarily comprised of properties owned by us and leased to single creditworthy tenants where the properties are subject to long-term leases. Most of the leases provide for expenses at the facility to be paid by the tenant on a triple net lease basis. The properties in this portfolio are diversified by property type and geographic location. In 2014, the Company partnered with a sovereign wealth fund to form a venture in which the partners plan to contribute equity to acquire and develop net lease assets.
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
Our land portfolio primarily consists of 11 master planned community projects, 15 infill land parcels and 6 waterfront land parcels located throughout the United States. Master planned communities represent large-scale residential projects that we will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. We currently have entitlements at these projects for more than 25,000 lots. The remainder of the Company’s land includes infill and waterfront parcels located in and around major cities that the Company will develop, sell to or partner with commercial real estate developers. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. These projects are currently entitled for approximately 6,000 residential units, and select projects include commercial, retail and office uses. As of December 31, 2014, we had 6 land projects in production, 13 in development and 13 in the pre-development phase.

Executive Overview

In conjunction with improving economic and commercial real estate market conditions, we have continued to make meaningful progress towards achieving a number of our strategic corporate objectives. We increased investment originations to $1.27 billion in 2014 focused primarily within our core business segments of real estate finance and net lease, which we anticipate should drive future revenue growth. Through strategic ventures, we have partnered with other providers of capital within our net lease segment and with developers with homebuilding expertise within our land segment. In addition, we have made significant investments within our operating property and land portfolios in order to better position assets for sale.
Access to the capital markets has allowed us to extend our debt maturity profile, lower our cost of capital and become primarily an unsecured borrower. During 2014, we fully repaid our largest secured credit facility using proceeds from unsecured notes issuances. This repayment unencumbered $2.0 billion of collateral and provides us with additional liquidity as we now retain 100% of the proceeds from sales and repayments of these previously encumbered assets, rather than directing them to repay the facility. At December 31, 2014, we had $472.1 million of cash, which we expect to be used primarily to fund future investment activities.
Over the past two years, we have significantly reduced our level of non-performing loans. Non-performing loans, net of specific reserves, declined 68% to $65.0 million at December 31, 2014 from $203.6 million at December 31, 2013 as loans were repaid, sold or foreclosed on.
During the year ended December 31, 2014, three of our four business segments, including real estate finance, net lease and operating properties, contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. For the year ended December 31, 2014, we recorded net loss allocable to common shareholders of $(33.7) million, compared to a loss of $(155.8) million during the prior year. Adjusted income (loss) allocable to common shareholders for the year ended December 31, 2014 was $109.4 million, compared to $(21.7) million during the prior year.

Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

	For the Years Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
Operating lease income	$243,100	$234,567	$8,533	4%
Interest income	122,704	108,015	14,689	14%
Other income	81,033	48,208	32,825	68%
Land sales revenue	15,191	—	15,191	100%
Total revenue	462,028	390,790	71,238	18%
Interest expense	224,483	266,225	(41,742)	(16)%
Real estate expenses	163,389	157,441	5,948	4%
Cost of land sales	12,840	—	12,840	100%
Depreciation and amortization	73,571	71,266	2,305	3%
General and administrative	88,806	92,114	(3,308)	(4)%
Provision for (recovery of) loan losses	(1,714)	5,489	(7,203)	>(100)%
Impairment of assets	34,634	12,589	22,045	>100%
Other expense	5,821	8,050	(2,229)	(28)%
Total costs and expenses	601,830	613,174	(11,344)	(2)%
Loss on early extinguishment of debt, net	(25,369)	(33,190)	7,821	24%
Earnings from equity method investments	94,905	41,520	53,385	>100%
Loss on transfer of interest to unconsolidated subsidiary	—	(7,373)	7,373	100%
Income tax (expense) benefit	(3,912)	659	(4,571)	>(100)%
Income (loss) from discontinued operations	—	644	(644)	(100)%
Gain from discontinued operations	—	22,233	(22,233)	(100)%
Income from sales of real estate	89,943	86,658	3,285	4%
Net income (loss)	$15,765	$(111,233)	$126,998	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased to $243.1 million in 2014 from $234.6 million in 2013.

Operating lease income from net lease assets increased to $151.9 million in 2014 from $147.3 million in 2013. The net lease portfolio generated an unleveraged yield of 7.5% for 2014 as compared to 7.2% for 2013 as rental rates for new leases were greater than rental rates for leases that terminated since December 31, 2013. Operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2013 and were in service through December 31, 2014, increased to $148.3 million in 2014 from $146.2 million in 2013 due primarily to an increase in rent per occupied square foot for same store net lease assets, which was $9.86 for 2014 as compared to $9.62 for 2013. The increase in operating lease income was also due to higher occupancy rates for same store net lease assets, which was 95.2% at December 31, 2014 as compared to 93.0% at December 31, 2013. We had two net lease assets which were sold to our Net Lease Venture in 2014 that, prior to their sale, contributed an additional $2.0 million of operating lease income in 2014 as compared to 2013.

Operating lease income from commercial operating properties increased to $87.7 million in 2014 from $86.4 million in 2013 as rental rates for new leases were greater than leases that terminated since December 31, 2013. Operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels, we owned on or prior to January 1, 2013 and were in service through December 31, 2014, decreased to $81.6 million in 2014 from $84.9 million in 2013 due primarily to a decline in rent per occupied square foot for same store commercial operating properties, which was $24.52 for 2014 and $26.06 for 2013. The decline was partially offset by an increase in occupancy rates for same store commercial operating properties, which increased to 65.0% at December 31, 2014 from 62.8% at December 31, 2013. In addition, we acquired title to additional commercial operating properties in 2014, which contributed $4.5 million to operating lease income in 2014. Ancillary operating lease income for residential operating properties increased $2.6 million in 2014 as compared to 2013.

Interest income increased to $122.7 million in 2014 as compared to $108.0 million in 2013 due primarily to increases in the volume and interest rates of performing loans. New investment originations and additional fundings of existing loans raised our average balance of performing loans to $1.27 billion for 2014 from $1.23 billion for 2013. The weighted average yield of our performing loans increased to 9.1%, excluding $6.3 million amortization of discounts, for 2014 from 7.6% for 2013 due primarily to higher interest rates for new loan originations in 2014 and payoffs of loans with lower interest rates.
Other income increased to $81.0 million in 2014 as compared to $48.2 million in 2013. The increase was due to gains on sales of non-performing loans of $19.1 million as well as $16.5 million of income related to asset related settlements, $3.8 million of ancillary income from properties acquired in 2014 and $2.3 million of prior year tax refunds. The increases were offset in part by a decline of $7.2 million due primarily to the conversion of hotel rooms to residential units to be sold at a property and $4.0 million received for the settlement of a property-related lawsuit in 2013.
Land sales and costs—In 2014, we sold residential lots from three of our master planned community properties for proceeds of $15.2 million which had associated cost of sales of $12.8 million.
Costs and expenses—Interest expense decreased to $224.5 million in 2014 as compared to $266.2 million in 2013 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.08 billion for 2014 from $4.46 billion for 2013. Our weighted average effective cost of debt decreased to 5.5% for 2014 from 5.9% for 2013. The decline was primarily a result of the refinancing of higher interest rate senior unsecured notes with lower interest rate senior unsecured notes during 2013.
Real estate expenses increased to $163.4 million in 2014 as compared to $157.4 million in 2013. Expenses for commercial operating properties increased to $87.9 million in 2014 from $81.1 million in 2013. In 2014, expenses for same store commercial operating properties, excluding hotels, increased to $53.3 million from $51.7 million in 2013 due primarily to higher operating expenses at two properties. We acquired title to additional commercial operating properties in 2014, which contributed $9.2 million to real estate expenses in 2014. Additionally, expenses for hotel properties decreased to $22.7 million in 2014 from $28.5 million in 2013 due primarily to the conversion of hotel rooms to residential units being sold at a hotel property. Costs associated with residential units increased to $25.6 million in 2014 from $19.8 million in 2013 due to sales assessments at one of our residential properties and carrying costs for additional residential units where construction was completed, offset by a reduction of expenses due to the sale of residential units since December 31, 2013. Carry costs and other expenses on our land assets decreased to $26.9 million in 2014 as compared to $33.8 million in 2013, primarily related to a decrease in costs incurred on certain land assets prior to development.
General and administrative expenses decreased to $88.8 million in 2014 as compared to $92.1 million in 2013, primarily due to a reduction in stock-based compensation expense, based on the full amortization of certain previously issued awards, which were fully amortized in 2013.
The net recovery of loan losses was $1.7 million in 2014 as compared to a net provision for loan losses of $5.5 million in 2013. Included in the net recovery for 2014 were recoveries of previously recorded loan loss reserves of $10.1 million, provisions for specific reserves of $4.1 million and an increase of $4.3 million in the general reserve due primarily to new investment originations. Included in the net recovery for 2013 were specific reserves of $72.5 million, which were established on non-performing loans, offset by recoveries of previously recorded loan loss reserves of $63.1 million during the year.
In 2014, we recorded impairments on real estate assets totaling $34.6 million resulting from changes in business strategies for a residential property and a land asset, continued unfavorable local market conditions at two real estate properties and the sale of net lease assets. In 2013, we recorded $14.4 million of impairments on real estate assets, including $1.8 million recorded in discontinued operations, due primarily to a changes in local market conditions and a change in business strategy for a residential property.

Loss on early extinguishment of debt, net—In 2014 and 2013, we incurred losses on early extinguishment of debt of $25.4 million and $33.2 million, respectively. Together with cash on hand, net proceeds from the 2014 issuances of our 4.00% senior unsecured notes due November 2017 and our 5.00% senior unsecured notes due July 2019 were used to fully repay and terminate our secured credit facility entered into in February 2013. As a result, in 2014, we expensed $22.8 million relating to accelerated amortization of discount and fees associated with the payoff of that secured credit facility. We also recorded $2.6 million of losses related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our secured credit facilities.

In 2013, we incurred $7.7 million of losses on the early extinguishment of debt due to the accelerated amortization of discounts and fees in connection with the refinancing of a secured credit facility. We also recorded $13.2 million of losses related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our secured credit facilities. We also redeemed our 5.95% senior unsecured notes due October 2013 and 5.70% senior unsecured notes due March 2014 prior to maturity and incurred $12.3 million of losses related to prepayment penalties and the acceleration of amortization of discounts.

Earnings from equity method investments—Earnings from equity method investments increased to $94.9 million in 2014 as compared to $41.5 million in 2013. In 2014, we recognized $56.8 million of income resulting from asset sales by two of our equity method investees and a legal settlement received by one of the investees. We also recognized $14.7 million of earnings related to sales activity from an equity method investee and $9.0 million of income related to carried interest from a previously held strategic investment. The increase was offset by $12.0 million of income primarily related to asset sales by one of our strategic investments in 2013 and the sale of our interest in LNR Property Corp. in April 2013. We had no equity in earnings from LNR during 2014 as compared to 2013 in which we recorded net equity in earnings of $14.5 million.

Loss on transfer of interest to unconsolidated subsidiary—In 2013, we entered into a venture with a national homebuilder to jointly develop residential lots in the first phase of Spring Mountain Ranch, a 1,400-lot master planned community. We contributed the initial phase of land, which had a carrying value of $24.1 million, to the venture in exchange for a retained interest of $16.7 million, resulting in a $7.4 million loss.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries ("TRS's"). Income taxes increased to a net tax expense of $3.9 million in 2014 as compared to a tax benefit of $0.7 million in 2013. The period to period difference was due primarily to taxable income generated by sales of TRS properties.

Discontinued operations—In 2014, we adopted ASU 2014-08 (see Note 3), which raised the threshold for discontinued operations reporting to disposals of components that are considered strategic shifts in a company's business. There were no disposals that met this threshold during 2014. Income (loss) from discontinued operations in 2013 includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2013. During 2013, we sold commercial operating properties with a total carrying value of $72.6 million, which resulted in a net gain of $18.6 million and net lease assets with a total carrying value of $18.7 million which resulted in a net gain of $2.2 million.

Income from sales of real estate—In 2014 and 2013, we sold residential condominiums for total net proceeds of $236.2 million and $269.7 million, respectively, that resulted in income of $79.1 million and $82.6 million, respectively. In 2014, we sold net lease assets with a carrying value of $8.0 million resulting in a net gain of $5.7 million and a commercial operating property with a carrying value of $29.4 million resulting in a gain of $4.6 million. In 2013, we sold land for proceeds of $36.7 million that resulted in income of $4.0 million.

Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

	For the Years Ended December 31,
	2013	2012	$ Change	% Change
	(in thousands)
Operating lease income	$234,567	$216,291	$18,276	8%
Interest income	108,015	133,410	(25,395)	(19)%
Other income	48,208	47,838	370	1%
Total revenue	390,790	397,539	(6,749)	(2)%
Interest expense	266,225	355,097	(88,872)	(25)%
Real estate expenses	157,441	151,458	5,983	4%
Depreciation and amortization	71,266	68,770	2,496	4%
General and administrative	92,114	80,856	11,258	14%
Provision for loan losses	5,489	81,740	(76,251)	(93)%
Impairment of assets	12,589	13,778	(1,189)	(9)%
Other expense	8,050	17,266	(9,216)	(53)%
Total costs and expenses	613,174	768,965	(155,791)	(20)%
Loss on early extinguishment of debt, net	(33,190)	(37,816)	4,626	12%
Earnings from equity method investments	41,520	103,009	(61,489)	(60)%
Loss on transfer of interest to unconsolidated subsidiary	(7,373)	—	(7,373)	(100)%
Income tax (expense) benefit	659	(8,445)	9,104	>100%
Income (loss) from discontinued operations	644	(17,481)	18,125	>100%
Gain from discontinued operations	22,233	27,257	(5,024)	(18)%
Income from sales of real estate	86,658	63,472	23,186	37%
Net income (loss)	$(111,233)	$(241,430)	$130,197	54%

Revenue—Operating lease income, which includes income from net lease assets and commercial operating properties, increased to $234.6 million in 2013 from $216.3 million in 2012.

Operating lease income from net lease assets decreased to $147.3 million in 2013 from $149.1 million in 2012. The net lease portfolio generated a weighted average effective yield of 7.2% for 2013 as compared to 7.5% for 2012 as rental rates for new leases were less than rental rates for leases that terminated since December 31, 2012. Operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2012 and were in service through December 31, 2013, decreased to $146.8 million in 2013 from $149.1 million in 2012 due primarily to a decline in occupancy rates for same store net lease assets, which was 93.1% at December 31, 2013 as compared to 93.8% at December 31, 2012. The decrease was partially offset by an increase in rent per occupied square foot for same store net lease assets, which was $9.50 for 2013 as compared to $9.28 for 2012. Additionally, a new net lease asset commenced in 2013, which resulted in an additional $0.5 million of operating lease income in 2013 as compared to 2012.
Operating lease income from commercial operating properties increased to $86.4 million in 2013 from $65.7 million in 2012 due primarily to the acquisition of a commercial operating property at the end of 2012. Operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels, we owned on or prior to January 1, 2012 and were in service through December 31, 2013, increased to $70.2 million in 2013 from $64.5 million in 2012 due primarily to an increase in occupancy for same store commercial operating properties, which was 55.9% at December 31, 2013 and 50.1% at December 31, 2012. The increase was also due to higher rent per occupied square foot for same store commercial operating properties, which increased to $28.64 for 2013 from $27.12 at December 31, 2012. In addition, we acquired title to additional commercial operating properties at the end of 2012, which contributed $15.0 million to the increase in operating lease income in 2013.
Interest income declined to $108.0 million in 2013 as compared to $133.4 million in 2012 primarily due to a decrease in the average balance of performing loans to $1.23 billion for 2013 from $1.67 billion for 2012. The decrease in performing loans was primarily due to loan repayments received during 2013. Offsetting the decline were new investment originations that increased our weighted average effective yield and our interest income. For 2013, performing loans generated a weighted average effective yield of 7.6% as compared to 7.5% for 2012.
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
Costs and expenses—Interest expense decreased $88.9 million to $266.2 million in 2013 as compared to $355.1 million in 2012 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.46 billion for 2013 from $5.49 billion for 2012. Due to an upgrade in our credit ratings in late 2012 and strong credit markets in 2013, we refinanced our largest senior secured credit facility to a lower interest rate in February 2013 and refinanced higher rate senior unsecured notes with lower rate senior unsecured notes during 2013. As a result, our weighted average effective cost of debt decreased to 5.9% for 2013 as compared to 6.5% for 2012.

Real estate expenses increased to $157.4 million in 2013 as compared to $151.5 million in 2012. Expenses for commercial operating properties increased to $81.1 million in 2013 from $73.7 million in 2012. For 2013, expenses for same store commercial operating properties, excluding hotels, increased to $41.5 million from $41.0 million for 2012 due primarily to increased operating expenses at a property. At the end of 2012, we acquired title to a property, which contributed $10.3 million to real estate expenses for 2013. The increase was offset by a reduction in ancillary expenses related to a hotel property. Carrying costs and other expenses on our land assets increased to $33.8 million in 2013 from $27.3 million in 2012, primarily related to increased pre-development activities. The increases were offset by a decrease in costs associated with residential units to $19.8 million in 2013 from $26.6 million in 2012 due to continued unit sales, which reduced our homeowners' association fees and other related expenses. Additionally, operating expenses for net lease assets decreased to $22.7 million in 2013 from $23.9 million in 2012 due primarily to improvements in collectability of receivables in 2013. For 2013 and 2012, expenses for same store net lease assets were $22.7 million as there was no significant changes year over year.
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
Provision for loan losses declined to $5.5 million in 2013 as compared to $81.7 million in 2012 as less specific reserves were required on a lower balance of non-performing loans. Included in the provision for the year ended December 31, 2013 were specific reserves totaling $72.5 million which were established on non-performing loans offset by recoveries of previously recorded loan loss reserves of $63.1 million.
Impairment of assets in 2013 resulted from changes in local market conditions and business strategy for certain assets and consisted of $14.4 million related to real estate properties. Of these amounts, $1.8 million of impairments related to real estate assets held for sale or sold and were therefore included in discontinued operations in 2013. In 2012, we recorded impairments of $27.7 million on operating properties and $7.7 million on net lease assets, which resulted from changes in local market conditions and business strategy for certain assets. Of these amounts, $22.6 million related to real estate assets held for sale or sold and therefore, were included in discontinued operations for the year ended December 31, 2012.

Other expense decreased to $8.1 million in 2013 as compared to $17.3 million in 2012 due primarily to $8.1 million of third party expenses incurred in 2012 in connection with the refinancing of our 2011 Secured Credit Facilities with our October 2012 Credit Facility (see Liquidity and Capital Resources below).
Loss on early extinguishment of debt, net—In 2013, we incurred losses on the early extinguishment of debt due to accelerated amortization of discounts and fees of $7.7 million relating to the refinancing of our October 2012 Secured Credit Facility in February 2013 and $13.2 million relating to accelerated amortization of discount and fees associated with repayments on our 2012 and 2013 Secured Credit Facilities. We also redeemed our 5.95% senior unsecured notes due October 2013 and our 5.70% senior unsecured notes due March 2014 prior to maturity and incurred $12.3 million of losses related to a prepayment penalty and the acceleration of amortization of discounts (see Liquidity and Capital Resources below).

In 2012, net losses on the early extinguishment of debt included a $14.9 million prepayment fee on the early redemption of our 8.625% Senior Unsecured Notes due in June 2013 as well as $12.1 million related to the accelerated amortization of discounts and fees in connection with the refinancing of our 2011 Secured Credit Facilities in October 2012 (see Liquidity and Capital Resources below). We also recorded $13.8 million of losses in 2012 related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our 2011 and 2012 Secured Credit Facilities. These losses were partially offset by gains on the repurchases of unsecured notes during 2012.

Earnings from equity method investments—Earnings from equity method investments decreased to $41.5 million in 2013 as compared to $103.0 million in 2012. For one of our real estate equity investments, our equity in earnings decreased to $4.3 million in 2013 from $25.2 million in 2012 due to lower income from sales of residential property units for a building that was approaching complete sell-out. Our equity in earnings from LNR decreased to $47.3 million in 2013 from $60.7 million in 2012 due to the sale of our interest in LNR in April 2013. Our equity in earnings in 2013 was offset by an other than temporary impairment of $30.9 million arising from the terms of the sale of the Company's investment in LNR. The Company and other owners of LNR entered into negotiations with potential purchasers of LNR beginning in September 2012. After an extensive due diligence and negotiation process, the LNR owners entered into a definitive contract to sell LNR in January 2013 at a fixed sale price which, from the Company's perspective, reflected in part the Company's then-current expectations about the future results of LNR and potential volatility in its business. The definitive sale contract provided that LNR would not make cash distributions to its owners during the fourth quarter of 2012 through the closing of the sale. Notwithstanding the fixed terms of the contract, our investment balance in LNR increased due to equity in earnings recorded which resulted in our recognition of other than temporary impairment on our investment during 2013.

Loss on transfer of interest to unconsolidated subsidiary—In 2013, we entered into a venture with a national homebuilder to jointly develop residential lots in the first phase of Spring Mountain Ranch, a 1,400-lot master planned community. We contributed the initial phase of land, which had a carrying value of $24.1 million, to the venture in exchange for a retained interest of $16.7 million, resulting in a $7.4 million loss.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries (“TRS's”). Income taxes decreased to a net benefit of $0.7 million in 2013 as compared to a net expense of $8.4 million in 2012 due primarily to a tax benefit generated by certain property level expenses as well as lower taxable income from LNR, which was sold in April 2013.

Discontinued operations—In 2013, we sold commercial operating properties with a total carrying value of $72.6 million which resulted in a gain of $18.6 million and net lease assets with a total carrying value of $18.7 million which resulted in a net gain of $2.2 million. In 2012, we sold net lease assets with a carrying value of $115.5 million and recorded gains of $27.3 million.

Income (loss) from discontinued operations includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2013. In 2013 and 2012, income (loss) from discontinued operations includes impairment of assets of $1.8 million and $22.6 million, respectively.

Income from sales of real estate—In 2013 and 2012, we sold residential condominiums for total net proceeds of $269.7 million and $319.3 million, respectively, that resulted in income from sales of residential properties totaling $82.6 million and $63.5 million, respectively. In 2013, we also sold land for proceeds of $36.7 million that resulted in income of $4.0 million.

Adjusted income and Adjusted EBITDA

In addition to net income (loss), we use Adjusted income and Adjusted EBITDA to measure our operating performance. Adjusted income represents net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, loss on transfer of interest to unconsolidated subsidiary, stock-based compensation expense, and the non-cash portion of gain (loss) on early extinguishment of debt. Adjusted EBITDA represents net income (loss) plus the sum of interest expense, income taxes, depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, loss on transfer of interest to unconsolidated subsidiary, stock-based compensation expense and gain (loss) on early extinguishment of debt.

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

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(33,722)	$(155,769)	$(272,997)	$(62,387)	$36,279
Add: Depreciation and amortization(1)	76,287	72,439	70,786	63,928	70,786
Add/Less: Provision for (recovery of) loan losses	(1,714)	5,489	81,740	46,412	331,487
Add: Impairment of assets(2)	34,634	14,353	36,354	22,386	22,381
Add: Loss on transfer of interest to unconsolidated subsidiary	—	7,373	—	—	—
Add: Stock-based compensation expense	13,314	19,261	15,293	29,702	19,355
Add: Loss (gain) on early extinguishment of debt, net(3)	25,369	19,655	22,405	(101,466)	(110,075)
Less: HPU/Participating Security allocation	(4,791)	(4,478)	(7,428)	(1,891)	(9,688)
Adjusted income (loss) allocable to common shareholders	$109,377	$(21,677)	$(53,847)	$(3,316)	$360,525

Explanatory Notes:
_______________________________________________________________________________

(1)
For the years ended December 31, 2013, 2012, 2011 and 2010, depreciation and amortization includes $264, $2,016, $5,837 and $14,117, respectively, of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
For the years ended December 31, 2013, 2012, 2011 and 2010, impairment of assets includes $1,764, $22,576, $9,147 and $9,572, respectively, of impairment of assets reclassified to discontinued operations.

(3)	For the years ended December 31, 2013, 2012 and 2010, loss on early extinguishment of debt excludes the portion of losses paid in cash of $13,535, $15,411 and $1,152, respectively.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Adjusted EBITDA
Net income (loss)	$15,765	$(111,233)	$(241,430)	$(25,693)	$80,206
Add: Interest expense(1)	228,395	269,921	356,161	345,914	346,500
Add: Income tax expense (benefit)	3,912	(659)	8,445	(4,719)	7,023
Add: Depreciation and amortization(2)	79,042	74,673	70,786	63,928	70,786
EBITDA	327,114	232,702	193,962	379,430	504,515
Add: Provision for (recovery of) loan losses	(1,714)	5,489	81,740	46,412	331,487
Add: Impairment of assets(3)	34,634	14,353	36,354	22,386	22,381
Add: Loss on transfer of interest to unconsolidated subsidiary	—	7,373	—	—	—
Add: Stock-based compensation expense	13,314	19,261	15,293	29,702	19,355
Add: Loss (gain) on early extinguishment of debt, net(4)	25,369	19,655	22,405	(101,466)	(110,075)
Adjusted EBITDA	$398,717	$298,833	$349,754	$376,464	$767,663
Explanatory Notes:
_______________________________________________________________________________

(1)
For the years ended December 31, 2012, 2011 and 2010, interest expense includes $1,064, $3,728 and $32,734, respectively, of interest expense reclassified to discontinued operations. Interest expense includes our proportionate share of interest for equity method investments.

(2)
For the years ended December 31, 2013, 2012, 2011 and 2010 depreciation and amortization includes $264, $2,016, $5,837 and $14,117, respectively, of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments.

(3)
For the years ended December 31, 2013, 2012, 2011 and 2010 impairment of assets includes $1,764, $22,576, $9,147 and $9,572, respectively, of impairment of assets reclassified to discontinued operations.

(4)	For the years ended December 31, 2013, 2012 and 2010, loss on early extinguishment of debt excludes the portion of losses paid in cash of $13,535, $15,411 and $1,152, respectively.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of December 31,
	2014	2013
Non-performing loans
Carrying value(1)	$65,047	$203,604
As a percentage of total carrying value of loans	5.5%	16.6%
Reserve for loan losses
Impaired loan asset-specific reserves for loan losses	$64,990	$348,004
As a percentage of gross carrying value of impaired loans	46.5%	46.3%
Total reserve for loan losses	$98,490	$377,204
As a percentage of total loans before loan loss reserves	7.6%	23.5%

Explanatory Note:
_______________________________________________________________________________

(1)	As of December 31, 2014 and 2013, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $64.2 million and $317.0 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2014, we had non-performing loans with an aggregate carrying value of $65.0 million compared to non-performing loans of $203.6 million at December 31, 2013. Our non-performing loans decreased during the year ended December 31, 2014 as we sold two non-performing loans with a total carrying value of $30.8 million and received title to and equity interests in properties that served as collateral in full satisfaction for other non-performing loans with a total carrying value of $103.7 million. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $98.5 million as of December 31, 2014, or 7.6% of total loans, compared to $377.2 million or 23.5% at December 31, 2013. The reduction in the balance of the reserve was the result of $277.0 million of charge-offs associated with the resolutions of non-performing loans and $10.1 million of recoveries of loan losses during the year ended December 31, 2014. For the year ended December 31, 2014, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $10.1 million offset by provisions for specific reserves of $4.1 million and an increase of $4.3 million in the general reserve due primarily to new investment originations. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. In addition, the process of estimating values and reserves for our European loan assets, which had a carrying value of $19.5 million as of December 31, 2014, is subject to additional risks related to the economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2014, asset-specific reserves decreased to $65.0 million compared to $348.0 million at December 31, 2013, primarily due to charge-offs on non-performing loans that were sold and non-performing loans where we received title to properties that served as collateral in full satisfaction of such loans.

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

The general reserve increased to $33.5 million or 2.9% of performing loans as of December 31, 2014, compared to $29.2 million or 2.7% of performing loans at December 31, 2013. This increase was primarily attributable to the increase in the balance of performing loans, which was driven by new investment originations.

Risk concentrations—Concentrations of credit risks arise when a number of borrowers or tenants related to our investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions.
Substantially all of our real estate as well as assets collateralizing our loans receivable are located in the United States. As of December 31, 2014, the only states with a concentration greater than 10.0% were California with 14.6% and New York with 13.9%. As of that date, we also had approximately 26.3% of the carrying value of our assets related to properties located in the northeastern U.S., 19.2% related to properties located in the western U.S., 15.2% related to properties located in the mid-Atlantic U.S., 14.7% related to properties located in the southeastern U.S. and 13.4% related to properties located in the southwestern region of the U.S. In addition, as of December 31, 2014, we had $25.5 million of European assets. As of December 31, 2014, our portfolio contains concentrations in the following asset types: office/industrial 26.7%, land 21.7%, mixed use/mixed collateral 13.0% and entertainment/leisure 11.0%. Additional information regarding property/collateral type and geographical region for each segment is in Item 1—"Business."
We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have an adverse effect on us. As of December 31, 2014, our five largest borrowers or tenants collectively accounted for approximately 21% of our 2014 revenues, of which no single customer accounts for more than 6%.

Liquidity and Capital Resources

During the year ended December 31, 2014, we committed to new investments totaling $1.27 billion, of which we funded $905.8 million. The fundings included $624.1 million in lending and other investments, $116.3 million to acquire and invest in net lease assets and $165.4 million of capital to reposition or redevelop our operating properties and develop our land assets. Also during the year ended December 31, 2014, we generated $1.10 billion of proceeds from loan repayments and asset sales within our portfolio, comprised of $584.2 million from real estate finance, $272.7 million from operating properties, $118.4 million from other investments, $103.6 million from net lease assets and $22.2 million from land. These amounts are inclusive of fundings and proceeds from both consolidated and equity method investments. As of December 31, 2014, we had unrestricted cash of $472.1 million.
The following table outlines our capital expenditures on real estate assets reflected in our Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, by segment ($ in thousands):

	For the Years Ended December 31,
	2014	2013
Land	$74,323	$36,346
Operating Properties	58,631	43,329
Net Lease	9,833	29,728
Total capital expenditures on real estate assets	$142,787	$109,403
Our primary cash uses over the next 12 months are expected to be capital expenditures, repayments of debt, funding of investments and funding ongoing business operations. We have debt maturities of $105.8 million due before December 31, 2015. Over the next 12 months, we currently expect to fund in the range of $200 million to $275 million of capital expenditures within our portfolio. The majority of these amounts relate to our land, multifamily and residential development activities and operating properties. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of December 31, 2014, we also had approximately $630 million of maximum unfunded commitments under our investments, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met. See "Unfunded Commitments" below. Our capital sources to meet expected cash uses through the next 12 months will primarily include cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales and capital raised through debt refinancings or equity capital transactions.
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
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of December 31, 2014 (see Item 8—"Financial Statements and Supplemental Data—Note 8").

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$358,504	$—	$358,504	$—	$—	$—
Unsecured notes	3,326,890	105,765	1,851,125	1,370,000	—	—
Secured term loans	248,955	8,723	19,132	49,427	169,296	2,377
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	4,034,349	114,488	2,228,761	1,419,427	169,296	102,377
Interest Payable(1)	704,202	207,079	324,699	126,711	26,203	19,510
Operating Lease Obligations	32,065	5,598	10,580	7,621	6,809	1,457
Total(2)	$4,770,616	$327,165	$2,564,040	$1,553,759	$202,308	$123,344
Explanatory Notes:
_______________________________________________________________________________

(1)	All variable-rate debt assumes a 3-month LIBOR rate of 0.23%.

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
During the year ended December 31, 2014, net proceeds from the issuances of our $550.0 million aggregate principal amount of 4.00% senior unsecured notes and $770.0 million aggregate principal amount of 5.00% senior unsecured notes, together with cash on hand, were used to fully repay and terminate the February 2013 Secured Credit Facility. The transaction supported our strategy to become primarily an unsecured borrower. The refinancing allowed us to reduce our percentage of secured debt outstanding down to 16% of total debt from 49% prior to the transaction. Through the transaction, we also unencumbered $2.0 billion of collateral, which included more than $1.5 billion of net lease assets and performing loans. Furthermore, the transaction provides us with additional liquidity as we will now retain 100% of proceeds from the sales and repayments of these previously encumbered assets rather than directing them to repay the February 2013 Secured Credit Facility.
From February 2013 through full payoff in June 2014, we made cumulative amortization repayments of $388.5 million. During the year ended December 31, 2014 and 2013, amortization repayments made by us resulted in losses on early extinguishment of debt of $1.1 million and $7.0 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. In connection with the repayment and termination of the facility in 2014, we recorded a loss on early extinguishment of debt of $22.8 million related to unamortized discounts and financing fees at the time of refinancing. These amounts were included in "Loss on early extinguishment of debt, net" on our Consolidated Statements of Operations.
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

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through December 31, 2014, we made cumulative amortization repayments of $111.5 million on the 2012 Tranche A-2 Facility. For the years ended December 31, 2014 and 2013, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $1.5 million and $1.0 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on early extinguishment of debt, net" on our Consolidated Statements of Operations.

Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates resulted in losses on early extinguishment of debt of $4.4 million and $8.1 million during the years ended December 31, 2013 and 2012, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on early extinguishment of debt, net" on our Consolidated Statements of Operations.

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

In November 2013, we issued $200.0 million aggregate principal of 1.50% convertible senior unsecured notes due November 2016. Proceeds from the transaction, together with cash on hand, were used to fully repay the remaining $200.6 million of outstanding 5.70% senior unsecured notes due March 2014. In connection with the repayment of the 5.70% senior unsecured notes, we incurred $2.8 million of losses related to a prepayment penalty and the accelerated amortization of discounts, which was recorded in "Loss on early extinguishment of debt, net" on our Consolidated Statements of Operations for the year ended December 31, 2013.

In May 2013, we issued $265.0 million aggregate principal of 3.875% senior unsecured notes due July 2016 and issued $300.0 million aggregate principal of 4.875% senior unsecured notes due July 2018. Net proceeds from these transactions, together with cash on hand, were used to fully repay the remaining $96.8 million of outstanding 8.625% senior unsecured notes due June 2013 and the remaining $448.5 million of outstanding 5.95% senior unsecured notes due in October 2013. In connection with the repayment of the 5.95% senior unsecured notes, we incurred $9.5 million of losses related to a prepayment penalty and the accelerated amortization of discounts, which was recorded in "Loss on early extinguishment of debt, net" on the our Consolidated Statements of Operations for the year ended December 31, 2013.

Encumbered/Unencumbered Assets—As of December 31, 2014 and 2013, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of December 31,
	2014		2013
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$620,378	$2,056,336	$1,644,463	$1,151,718
Real estate available and held for sale	10,496	275,486	152,604	207,913
Loans receivable and other lending investments, net(1)	46,515	1,364,828	860,557	538,752
Other investments	17,708	336,411	24,093	183,116
Cash and other assets	—	768,475	—	907,995
Total	$695,097	$4,801,536	$2,681,717	$2,989,494

Explanatory Note:
_______________________________________________________________________________

(1)	As of December 31, 2014 and 2013, the amounts presented exclude general reserves for loan losses of $33.5 million and $29.2 million, respectively.

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

Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies. In 2013, we entered into a $500 million notional interest rate cap agreement to reduce exposure to expected increases in future interest rates and the resulting payments associated with variable interest rate debt. The agreement was effective in July 2014, matures in July 2017 and has a LIBOR interest rate cap of 1.00%. See Item 8—"Financial Statements and Supplemental Data—Note 10."

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2014, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$537,924	$14,667	$27,004	$579,595
Strategic Investments	—	—	45,714	45,714
Discretionary Fundings	5,000	—	—	5,000
Total	$542,924	$14,667	$72,718	$630,309

Stock Repurchase Programs—In September 2013, our Board of Directors approved an increase in the repurchase limit under our previously approved stock repurchase program to $50.0 million. The program authorizes the repurchase of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the year ended December 31, 2013, we repurchased 1.7 million shares of our outstanding Common Stock for $21.0 million, at an average cost of $12.35 per share. There were no stock repurchases during the year ended December 31, 2014. As of December 31, 2014, we had up to $29.0 million of Common Stock available to repurchase under our Board authorized stock repurchase program.
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
During 2014, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:
Reserve for loan losses—The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. If we determine that the collateral value is less than the carrying value of a collateral-dependent loan, we will record a reserve. The reserve is increased (decreased) through "Provision for (recovery of) loan losses" on our Consolidated Statements of Operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower as we work toward a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. Our policy is to charge off a loan when we determine, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related reserve will be charged off. We have one portfolio segment, represented by commercial real estate lending, whereby we utilize a uniform process for determining our reserves for loan losses. The reserve for loan losses includes a general, formula-based component and an asset-specific component.
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
The provision for (recovery of) loan losses for the years ended December 31, 2014, 2013 and 2012 were $(1.7) million, $5.5 million and $81.7 million, respectively. The total reserve for loan losses at December 31, 2014 and 2013, included asset specific reserves of $65.0 million and $348.0 million, respectively, and general reserves of $33.5 million and $29.2 million, respectively.
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
During the years ended December 31, 2014, 2013 and 2012, we received title to properties in satisfaction of senior mortgage loans with fair values of $77.9 million, $31.1 million and $267.5 million, respectively, for which those properties had served as collateral.
Impairment or disposal of long-lived assets—Real estate assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Real estate available and held for sale" on our Consolidated Balance Sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge. Impairment for real estate assets disposed of or classified as held for sale on or before December 31, 2013 are included in "Income (loss) from discontinued operations" on our Consolidated Statements of Operations. Impairment for real estate assets disposed of or classified as held for sale after December 31, 2013 are included in "Impairment of assets" on our Consolidated Statements of Operations. Once the asset is classified as held for sale and represents a strategic shift, depreciation expense is no longer recorded and historical operating results are reclassified to "Income (loss) from discontinued operations" on our Consolidated Statements of Operations.
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
During the year ended December 31, 2014, the Company recorded impairments on real estate assets totaling $34.6 million resulting from continued unfavorable local market conditions, changes in business strategy and the sale of a property. During the years ended December 31, 2013 and 2012, the Company recorded impairments on real estate assets totaling $14.4 million and $35.4 million, respectively, resulting from changes in local market conditions and business strategy for certain assets. Of these amounts, $1.8 million and $22.6 million for the years ended December 31, 2013 and 2012, respectively, have been recorded in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations due to the assets being disposed of or classified as held for sale as of December 31, 2013.
Identified intangible assets and liabilities—We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2014, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities based on the period over which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of assets" on our Consolidated Statements of Operations.
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
While certain entities with net operating losses ("NOLs") may generate profits in the future, which may allow us to utilize the NOLs, we continue to record a full valuation allowance on the net deferred tax asset due to the history of losses and the uncertainty of the entities' ability to generate such profits. We recorded a full valuation allowance of $54.3 million and $56.0 million as of December 31, 2014 and 2013, respectively.
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
See Item 8—"Financial Statements and Supplemental Data—Note 14" for a complete discussion on how we determine fair value of financial and non-financial assets and financial liabilities and the related measurement techniques and estimates involved.
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
The following table quantifies the potential changes in net income should interest rates increase by 50 or 100 basis points and decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.17% as of December 31, 2014. Actual results could differ significantly from those estimated in the table.
Estimated Percentage Change In Net Income

Change in Interest Rates	Net Income(1)
-10 Basis Points	$(713)
Base Interest Rate	—
+50 Basis Points	4,680
+100 Basis Points	10,438

Explanatory Note:
_______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of December 31, 2014, $282.5 million of our floating rate loans have a cumulative weighted average interest rate floor of 0.4% and $358.5 million of our floating rate debt has a cumulative weighted average interest rate floor of 1.25%.

Item 8.    Financial Statements and Supplemental Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Financial Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (collectively, the ‘‘Company’’) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changed the criteria for reporting discontinued operations in 2014.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 2, 2015

iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2014	2013
ASSETS
Real estate
Real estate, at cost	$3,145,563	$3,220,634
Less: accumulated depreciation	(468,849)	(424,453)
Real estate, net	2,676,714	2,796,181
Real estate available and held for sale	285,982	360,517
Total real estate	2,962,696	3,156,698
Loans receivable and other lending investments, net	1,377,843	1,370,109
Other investments	354,119	207,209
Cash and cash equivalents	472,061	513,568
Restricted cash	19,283	48,769
Accrued interest and operating lease income receivable, net	16,367	14,941
Deferred operating lease income receivable	98,262	92,737
Deferred expenses and other assets, net	162,502	237,980
Total assets	$5,463,133	$5,642,011
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$180,902	$170,831
Debt obligations, net	4,022,684	4,158,125
Total liabilities	4,203,586	4,328,956
Commitments and contingencies	—	—
Redeemable noncontrolling interests	11,199	11,590
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (see Note 11)	4	4
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 145,807 issued and 85,191 outstanding at December 31, 2014 and 144,334 issued and 83,717 outstanding at December 31, 2013	146	144
Additional paid-in capital	4,007,514	4,022,138
Retained earnings (deficit)	(2,556,469)	(2,521,618)
Accumulated other comprehensive income (loss) (see Note 11)	(971)	(4,276)
Treasury stock, at cost, $0.001 par value, 60,617 shares at December 31, 2014 and December 31, 2013	(262,954)	(262,954)
Total iStar Financial Inc. shareholders' equity	1,197,092	1,243,260
Noncontrolling interests	51,256	58,205
Total equity	1,248,348	1,301,465
Total liabilities and equity	$5,463,133	$5,642,011

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Operating lease income	$243,100	$234,567	$216,291
Interest income	122,704	108,015	133,410
Other income	81,033	48,208	47,838
Land sales revenue	15,191	—	—
Total revenues	462,028	390,790	397,539
Costs and expenses:
Interest expense	224,483	266,225	355,097
Real estate expense	163,389	157,441	151,458
Land cost of sales	12,840	—	—
Depreciation and amortization	73,571	71,266	68,770
General and administrative	88,806	92,114	80,856
Provision for (recovery of) loan losses	(1,714)	5,489	81,740
Impairment of assets	34,634	12,589	13,778
Other expense	5,821	8,050	17,266
Total costs and expenses	601,830	613,174	768,965
Income (loss) before earnings from equity method investments and other items	(139,802)	(222,384)	(371,426)
Loss on early extinguishment of debt, net	(25,369)	(33,190)	(37,816)
Earnings from equity method investments	94,905	41,520	103,009
Loss on transfer of interest to unconsolidated subsidiary	—	(7,373)	—
Income (loss) from continuing operations before income taxes	(70,266)	(221,427)	(306,233)
Income tax (expense) benefit	(3,912)	659	(8,445)
Income (loss) from continuing operations(1)	(74,178)	(220,768)	(314,678)
Income (loss) from discontinued operations	—	644	(17,481)
Gain from discontinued operations	—	22,233	27,257
Income from sales of real estate	89,943	86,658	63,472
Net income (loss)	15,765	(111,233)	(241,430)
Net (income) loss attributable to noncontrolling interests	704	(718)	1,500
Net income (loss) attributable to iStar Financial Inc.	16,469	(111,951)	(239,930)
Preferred dividends	(51,320)	(49,020)	(42,320)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	1,129	5,202	9,253
Net income (loss) allocable to common shareholders	$(33,722)	$(155,769)	$(272,997)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations—Basic and diluted	$(0.40)	$(2.09)	$(3.37)
Net income (loss) attributable to iStar Financial Inc.—Basic and diluted	$(0.40)	$(1.83)	$(3.26)
Weighted average number of common shares—Basic and diluted	85,031	84,990	83,742
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations—Basic and diluted	$(75.27)	$(396.07)	$(638.27)
Net income (loss) attributable to iStar Financial Inc.—Basic and diluted	$(75.27)	$(346.80)	$(616.87)
Weighted average number of HPU share—Basic and diluted	15	15	15
Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. was $(73.5) million, $(221.5) million and $(313.2) million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 13 for details on the calculation of earnings per share.

(2)	HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(3)
Participating Security holders are non-employee directors who hold common stock equivalents granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (see Note 12 and Note 13).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income (loss)	$15,765	$(111,233)	$(241,430)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	(90)	(859)	—
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	4,116	310	(44)
Realization of (gains)/losses on cumulative translation adjustment into earnings upon realization(3)	968	(1,310)	—
Unrealized gains/(losses) on available-for-sale securities	3,367	(302)	278
Unrealized gains/(losses) on cash flow hedges	(5,187)	(255)	(1,335)
Unrealized gains/(losses) on cumulative translation adjustment	131	(675)	244
Other comprehensive income (loss)	3,305	(3,091)	(857)
Comprehensive income (loss)	19,070	(114,324)	(242,287)
Comprehensive (income) loss attributable to noncontrolling interests	710	(718)	1,500
Comprehensive income (loss) attributable to iStar Financial Inc.	$19,780	$(115,042)	$(240,787)
Explanatory Notes:
_______________________________________________________________________________

(1)
For the years ended December 31, 2014 and 2013, $90 and $266, respectively, are included in "Other income" on the Company's Consolidated Statements of Operations. For the year ended December 31, 2013, $593 is included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations.

(2)
For the year ended December 31, 2014, $3,634 is included in "Other expense" on the Company's Consolidated Statements of Operations (see Note 10) and $420 is included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations. Included in "Interest expense" on the Company's Consolidated Statements of Operations are $62, $310 and $(44) for years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$22	$—	$9,800	$140	$3,834,460	$(2,078,397)	$(328)	$(237,341)	$45,248	$1,573,604
Dividends declared—preferred	—	—	—	—	—	(42,320)	—	—	—	(42,320)
Repurchase of stock	—	—	—	—	—	—	—	(4,628)	—	(4,628)
Issuance of stock/restricted stock unit amortization, net	—	—	—	3	2,705	—	—	—	—	2,708
Net loss for the period(2)	—	—	—	—	—	(239,930)	—	—	(688)	(240,618)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(857)	—	—	(857)
Repurchase of convertible notes	—	—	—	—	(2,728)	—	—	—	—	(2,728)
Additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(1,657)	—	—	—	—	(1,657)
Contributions from noncontrolling interests(3)	—	—	—	—	—	—	—	—	32,654	32,654
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,004)	(3,004)
Balance at December 31, 2012	$22	$—	$9,800	$143	$3,832,780	$(2,360,647)	$(1,185)	$(241,969)	$74,210	$1,313,154
Issuance of Preferred Stock	—	4	—	—	193,506	—	—	—	—	193,510
Dividends declared—preferred	—	—	—	—	—	(49,020)	—	—	—	(49,020)
Repurchase of stock	—	—	—	—	—	—	—	(20,985)	—	(20,985)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1	(1,376)	—	—	—	—	(1,375)
Net income (loss) for the period(2)	—	—	—	—	—	(111,951)	—	—	3,837	(108,114)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(3,091)	—	—	(3,091)
Additional paid in capital attributable to redeemable noncontrolling interest(4)	—	—	—	—	(2,772)	—	—	—	—	(2,772)
Contributions from noncontrolling interests(5)	—	—	—	—	—	—	—	—	10,264	10,264
Distributions to noncontrolling interests(4)	—	—	—	—	—	—	—	—	(30,106)	(30,106)
Balance at December 31, 2013	$22	$4	$9,800	$144	$4,022,138	$(2,521,618)	$(4,276)	$(262,954)	$58,205	$1,301,465

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$22	$4	$9,800	$144	$4,022,138	$(2,521,618)	$(4,276)	$(262,954)	$58,205	$1,301,465
Dividends declared—preferred	—	—	—	—	—	(51,320)	—	—	—	(51,320)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2	(13,091)	—	—	—	—	(13,089)
Net income for the period(2)	—	—	—	—	—	16,469	—	—	1,221	17,690
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	3,305	—	—	3,305
Additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(1,533)	—	—	—	—	(1,533)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	565	565
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,820)	(4,820)
Change in noncontrolling interests(6)	—	—	—	—	—	—	—	—	(3,915)	(3,915)
Balance at December 31, 2014	$22	$4	$9,800	$146	$4,007,514	$(2,556,469)	$(971)	$(262,954)	$51,256	$1,248,348

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the years ended December 31, 2014, 2013 and 2012 net (loss) income shown above excludes $(1,925), $(3,119) and $(812) of net loss attributable to redeemable noncontrolling interests.

(3)	Includes $27.3 million of land assets contributed by a noncontrolling partner.

(4)	Includes an $8.8 million payment to redeem a noncontrolling member's interest (see Note 4).

(5)	Includes $9.4 million of operating property assets contributed by a noncontrolling partner.

(6)	During the year ended December 31, 2014, the Company sold its 72% interest in a previously consolidated entity to one of its unconsolidated ventures (see Note 4 and Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$15,765	$(111,233)	$(241,430)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	(1,714)	5,489	81,740
Impairment of assets	34,634	14,507	38,077
Loss on transfer of interest to unconsolidated subsidiary	—	7,373	—
Depreciation and amortization	73,571	71,530	70,786
Payments for withholding taxes upon vesting of stock-based compensation	(21,250)	(14,098)	(12,589)
Non-cash expense for stock-based compensation	13,314	19,261	15,293
Amortization of discounts/premiums and deferred financing costs on debt	16,891	20,915	31,981
Amortization of discounts/premiums and deferred interest on loans	(59,747)	(37,383)	(40,912)
(Gain) loss from sales of loans	(19,067)	596	(6,367)
Earnings from equity method investments	(94,905)	(41,520)	(103,009)
Distributions from operations of equity method investments	80,116	17,252	105,586
Deferred operating lease income	(8,492)	(12,077)	(11,812)
Income from sales of real estate	(92,294)	(86,658)	(63,472)
Gain from discontinued operations	—	(22,233)	(27,257)
Loss on early extinguishment of debt, net	25,369	19,655	22,405
Repayments and repurchases of debt—debt discount and prepayment penalty	(14,888)	(24,001)	(74,712)
Other operating activities, net	31,935	6,917	9,427
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	(1,426)	2,310	1,337
Changes in deferred expenses and other assets, net	4,601	(23,012)	1,271
Changes in accounts payable, accrued expenses and other liabilities	7,245	5,945	11,725
Cash flows from operating activities	(10,342)	(180,465)	(191,932)
Cash flows from investing activities:
Investment originations and fundings	(622,428)	(257,600)	(47,603)
Capital expenditures on real estate assets	(142,787)	(109,403)	(83,070)
Acquisitions of real estate assets	(4,666)	(102,364)	(9,750)
Repayments of and principal collections on loans	512,528	613,615	728,657
Net proceeds from sales of loans	65,438	81,614	56,998
Net proceeds from sales of real estate	419,527	437,817	562,705
Net proceeds from sale of other investments	—	220,281	—
Distributions from other investments	61,031	36,918	78,238
Contributions to other investments	(159,424)	(12,784)	(10,640)
Changes in restricted cash held in connection with investing activities	29,283	(19,388)	(5,127)
Other investing activities, net	1,291	4,741	(3,361)
Cash flows from investing activities	159,793	893,447	1,267,047
Cash flows from financing activities:
Borrowings from debt obligations	1,349,822	1,444,565	3,498,794
Repayments of debt obligations	(1,471,174)	(1,984,102)	(4,608,133)
Preferred dividends paid	(51,320)	(49,020)	(42,320)
Proceeds from issuance of preferred stock	—	193,510	—
Payments for deferred financing costs	(19,595)	(17,539)	(21,662)
Other financing activities, net	1,309	(43,172)	(2,276)
Cash flows from financing activities	(190,958)	(455,758)	(1,175,597)
Changes in cash and cash equivalents	(41,507)	257,224	(100,482)
Cash and cash equivalents at beginning of period	513,568	256,344	356,826
Cash and cash equivalents at end of period	$472,061	$513,568	256,344
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$194,605	$237,457	329,546
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

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain prior year amounts have been reclassified in the Company's Consolidated Financial Statements and the related notes to conform to the current period presentation.
During the year ended December 31, 2014, the Company determined that its classification of proceeds received from land sales for the quarterly periods ended March 31, June 30 and September 30, 2014 was incorrectly classified as a component of cash flows from operating activities rather than cash flows from investing activities. The Company evaluated the impact on the previously issued statements of cash flows for the aforementioned periods and concluded that it was not material. However, in order to correctly present such cash flows, the Company will revise the amounts as those financial statements are presented in future filings. The impact of the correction is as follows:

	As Previously Reported	Change	As Revised
Cash flows from operating activities:
Three months ended March 31, 2014	$(60,678)	$(4,143)	$(64,821)
Six months ended June 30, 2014	(83,477)	(8,630)	(92,107)
Nine months ended September 30, 2014	1,570	(11,920)	(10,350)

Cash flows from investing activities:
Three months ended March 31, 2014	$31,318	$4,143	$35,461
Six months ended June 30, 2014	58,691	8,630	67,321
Nine months ended September 30, 2014	295,785	11,920	307,705
Principles of Consolidation—The Consolidated Financial Statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in "Operating lease income," "Earnings from equity method investments," "Real estate expense" and "Interest expense" in the Company's Consolidated Statements of Operations. The Company has not provided financial support to those VIEs that it was not previously contractually required to provide.
Consolidated VIEs—As of December 31, 2014, the Company consolidated 4 VIEs for which it is considered the primary beneficiary. At December 31, 2014, the total assets of these consolidated VIEs were $156.3 million and total liabilities were $10.3 million. The classifications of these assets are primarily within "Real estate, net" and "Other investments" on the Company's Consolidated Balance Sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The liabilities of these VIEs are non-recourse to the Company and can

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

only be satisfied from each VIE's respective assets. The Company's total unfunded commitments related to consolidated VIEs was $38.8 million as of December 31, 2014.

Unconsolidated VIEs—As of December 31, 2014, 26 of the Company's investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of December 31, 2014, the Company's maximum exposure to loss from these investments does not exceed the sum of the $177.3 million carrying value of the investments, which are classified in "Other investments" on the Company's Consolidated Balance Sheets, and $20.5 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

Real estate—Real estate assets are recorded at cost less accumulated depreciation and amortization, as follows:
Capitalization and depreciation—Certain improvements and replacements are capitalized when they extend the useful life of the asset. For real estate projects, the Company begins to capitalize qualified development and construction costs, including interest, real estate taxes, compensation and certain other carrying costs incurred which are specifically identifiable to a development project once activities necessary to get the asset ready for its intended use have commenced. If specific allocation of costs is not practicable, the Company will allocate costs based on relative fair value prior to construction or relative sales value, relative size or other value methods as appropriate during construction. The Company ceases capitalization on the portions substantially completed and ready for their intended use. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over the estimated useful life, which is generally 40 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

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
Impairments—The Company reviews long-lived assets to be held and used, for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets that are not held for sale are recorded in "Impairment of assets" on the Company's Consolidated Statements of Operations. Impairments of real estate assets that are disposed of or classified as held for sale after December 31, 2013 and which do not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results are also recorded in "Impairments of assets" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Real estate available and held for sale—The Company reports real estate assets to be sold at the lower of their carrying amount or estimated fair value less costs to sell and classifies them as “Real estate available and held for sale” on the Company's Consolidated Balance Sheets. If the estimated fair value less costs to sell is less than the carrying value, the difference will be recorded as an impairment charge. Impairment for real estate assets sold or classified as held for sale on or before December 31, 2013 are included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations. Impairment for real estate assets disposed of or classified as held for sale after December 31, 2013 are included in "Impairment of assets" on the Company's Consolidated Statements of Operations. Once a real estate asset is classified as held for sale and represents a strategic shift, depreciation expense is no longer recorded and historical operating results, including impairments, are reclassified to "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.
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
Dispositions—Revenue from sales of land and gains or losses on the sale of other real estate assets, including residential property, are recognized in accordance with Accounting Standards Codification ("ASC") 360-20, Real Estate Sales. Sales of land and the associated gains on sales for residential property are recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. The Company primarily uses specific identification and the relative sales value method to allocate costs. Revenues from sales of land are included in "Land sales revenue" and costs of land sales are included in "Land cost of sales" on the Company’s Consolidated Statements of Operations. Gains on sales of net lease assets or commercial operating properties disposed of or classified as held for sale on or before December 31, 2013 are recorded in “Gains from discontinued operations” on the Company's Consolidated Statements of Operations. Gain on sales of net lease assets or commercial operating properties disposed of or classified as held for sale after December 31, 2013 and profits on sales of residential property within the operating property segment are included in "Income from sales of real estate" on the Company's Consolidated Statements of Operations.

Loans receivable and other lending investments, net—Loans receivable and other lending investments, net includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans, preferred equity investments and debt securities. Management considers nearly all of its loans to be held-for-investment, although certain investments may be classified as held-for-sale or available-for-sale.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

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
To the extent that the Company contributes assets to an unconsolidated subsidiary, the Company’s investment in the subsidiary is recorded at the Company’s cost basis in the assets that were contributed to the unconsolidated subsidiary. To the extent that the Company’s cost basis is different from the basis reflected at the subsidiary level, when required, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of the unconsolidated subsidiary, as appropriate. The Company recognizes gains on the contribution of real estate to unconsolidated subsidiaries, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. The Company recognizes a loss when it contributes property to an unconsolidated subsidiary and receives a disproportionately small interest in the subsidiary based on a comparison of the carrying amount of the property with the cash and other consideration contributed by the other investors.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

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
Identified intangible assets and liabilities—Upon the acquisition of a business, the Company records intangible assets or liabilities acquired at their estimated fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2014, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in "Deferred expenses and other assets, net" and intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" on the Company's Consolidated Statements of Operations.
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
Management estimates losses within its operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date and incorporates an asset-specific component, as well as a general, formula-based reserve based on management's evaluation of the credit risks associated with these receivables. As of December 31, 2014 and 2013, the allowance for doubtful accounts related to real estate tenant receivables was $1.3 million and $3.4 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $2.4 million and $2.4 million, respectively.
Interest Income: Interest income on loans receivable is recognized on an accrual basis using the interest method.
On occasion, the Company may acquire loans at premiums or discounts. These discounts and premiums in addition to any deferred costs or fees, are typically amortized over the contractual term of the loan using the interest method. Exit fees are also recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion, which is included in "Other income" or "Other expense" on the Company's Consolidated Statements of Operations.
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
Other income: Other income includes revenues from hotel operations, which are recognized when rooms are occupied and the related services are provided. Revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other income also includes gains from sales of loans, lease termination fees and other ancillary income.
Reserve for loan losses—The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. If the Company determines that the collateral value is less than the carrying value of a collateral-dependent loan, the Company will record a reserve. The reserve is increased (decreased) through "Provision for (recovery of) loan losses" on the Company's Consolidated Statements of Operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower as the Company works toward a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. The Company's policy is to charge off a loan when it determines, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant collection efforts. The Company considers circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related reserve will be charged off. The Company has one portfolio segment, represented by commercial real estate lending, whereby it utilizes a uniform process for determining its reserve for loan losses. The reserve for loan losses includes a general, formula-based component and an asset-specific component.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when the Company has granted a concession and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.
Loss on debt extinguishments—The Company recognizes the difference between the reacquisition price of debt and the net carrying amount of extinguished debt currently in earnings. Such amounts may include prepayment penalties or the write-off of unamortized debt issuance costs, and are recorded in “Loss on early extinguishment of debt, net” on the Company's Consolidated Statements of Operations.
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
Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income, however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. While it must distribute at least 90% of its taxable income in order to maintain its REIT status, the Company typically distributes all of its taxable income, if any, in order to minimize any tax on undistributed taxable income. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to reduce its dividend payout requirement under federal tax laws. In addition, the Company has made foreclosure elections for certain properties acquired through foreclosure which allows the Company to operate these properties within the REIT but subjects them to certain tax obligations. The carrying value of assets with foreclosure elections as of December 31, 2014 is $909.3 million. The Company intends to operate in a manner consistent with, and its election to be treated as, a REIT for tax purposes. As of December 31, 2013, the Company had $759.8 million of net operating loss carryforwards at the corporate REIT level, which can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2033 if unused. The amount of net operating loss carryforwards as of December 31, 2014 will be subject to finalization of the Company's 2014 tax return. During the year ended December 31, 2014, the Company did not have REIT taxable income. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" on the Company's Consolidated Statements of Operations.
The Company can participate in certain activities from which it would be otherwise precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRSs"), is engaged in

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments in equity affiliates. As of December 31, 2014, $541.7 million of the Company's assets were owned by TRS entities. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities.
The following represents the Company's TRS income tax expense ($ in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current tax (expense) benefit	$(3,912)	$659	$(8,445)
Deferred tax (expense) benefit	—	—	—
Total income tax (expense) benefit	$(3,912)	$659	$(8,445)
During the year ended December 31, 2014, the Company's TRS entities generated taxable income of $19.3 million, which was partially offset by the utilization of net operating loss carryforwards, resulting in a current tax expense of $3.9 million. During the year ended December 31, 2013, the Company's TRS entities generated taxable loss of $1.8 million, which was partially offset by the utilization of net operating loss carryforwards, resulting in current tax benefit of $0.7 million. During the year ended December 31, 2012, the Company's TRS entities generated taxable income of $42.2 million, which was partially offset by the utilization of net operating loss carryforwards, resulting in a current tax expense of $8.4 million.
Total cash paid for taxes for the years ended December 31, 2014, 2013 and 2012 was $1.3 million, $9.2 million and $5.5 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2014 and 2013, respectively. Changes in estimates of deferred tax asset realizability, if any, are included in "Income tax (expense) benefit" on the Consolidated Statements of Operations.
Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of December 31,
	2014	2013
Deferred tax assets(1)	$54,318	$55,962
Valuation allowance	(54,318)	(55,962)
Net deferred tax assets (liabilities)	$—	$—
Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of December 31, 2014 include timing differences related primarily to real estate basis of $39.3 million, investment basis of $5.9 million and net operating loss carryforwards of $4.1 million. Deferred tax assets as of December 31, 2013, include timing differences related to real estate basis of $33.0 million, investment basis of $8.1 million, and net operating loss carryforwards of $14.9 million.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed a "Participating Security" and are included in the computation of earnings per share pursuant to the two-class method. The Company's common stock equivalents granted under its Long-Term Incentive Plans that are eligible to participate in dividends are considered Participating Securities and have been included in the two-class method when calculating EPS.
New accounting pronouncements—In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). This guidance requires disposals of a component of an entity or group of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results to be reported as discontinued operations. Assets and liabilities of a disposal group that includes a discontinued operation must be presented separately in asset and liability sections, respectively, of the Company's Consolidated Balance Sheets for each comparative period. Expanded disclosures about the assets, liabilities, revenues and expenses of discontinued operations are also required. For individually significant disposals that do not qualify as discontinued operations, disclosure of pre-tax income is required. ASU 2014-08 is effective for interim and annual periods beginning on or after December 15, 2014. Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The Company has elected to early adopt ASU 2014-08 beginning with disposals and classifications of assets as held for sale that occurred after December 31, 2013.
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
In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16") which eliminates the diversity in practice for the accounting for hybrid financial instruments issued in the form of a share. ASU 2014-16 requires management to consider all terms and features, whether stated or implied, of a hybrid instrument when determining whether the nature of the instrument is more akin to a debt instrument or an equity instrument. Embedded derivative features, which are accounted for separately from host contracts, should also be considered in the analysis of the hybrid instrument. ASU 2014-16 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management does not believe the guidance will have a significant impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02") which updates the consolidation model for limited partnerships and similar legal entities. ASU 2015-02 includes the evaluation of fees paid to a decision maker as a variable interest and amends the effect of fee arrangements and related parties on the primary beneficiary determination. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's Consolidated Financial Statements.
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Land	Total
As of December 31, 2014
Land and land improvements	$311,890	$146,417	$868,650	$1,326,957
Buildings and improvements	1,240,593	578,013	—	1,818,606
Less: accumulated depreciation and amortization	(364,323)	(96,159)	(8,367)	(468,849)
Real estate, net	1,188,160	628,271	860,283	2,676,714
Real estate available and held for sale	4,521	162,782	118,679	285,982
Total real estate	$1,192,681	$791,053	$978,962	$2,962,696
As of December 31, 2013
Land and land improvements	$350,817	$132,934	$803,238	$1,286,989
Buildings and improvements	1,346,071	587,574	—	1,933,645
Less: accumulated depreciation and amortization	(338,640)	(82,420)	(3,393)	(424,453)
Real estate, net	1,358,248	638,088	799,845	2,796,181
Real estate available and held for sale	—	228,328	132,189	360,517
Total real estate	$1,358,248	$866,416	$932,034	$3,156,698

Real Estate Available and Held for Sale—As of December 31, 2014 and 2013 the Company had $155.8 million and $221.0 million, respectively, of residential properties available for sale in its operating properties portfolio.

During the year ended December 31, 2014, the Company reclassified land with a carrying value of $6.5 million from held for sale to held for investment due to a change in the Company's strategy and its plan to re-entitle the property. The asset is included in "Real estate, net" on the Company's Consolidated Balance Sheets. There were no operations to reclassify on the Company's Consolidated Statements of Operations as a result of this change. During the same period, the Company reclassified units with a carrying value of $56.7 million to held for sale due to the conversion of hotel rooms to residential units to be sold. The Company also reclassified net lease assets with a carrying value of $4.0 million to held for sale due to executed contracts with third parties.

During the year ended December 31, 2013, the Company reclassified two land properties with a carrying value of $49.7 million from held for sale to held for investment due to changes in the Company's business plan for the properties. These assets are included in "Real estate, net" on the Company's Consolidated Balance Sheets. There were no operations to reclassify on the Company's Consolidated Statement of Operations as a result of this change. During the same period, the Company reclassified three land assets with a carrying value of $31.8 million and a net lease asset with a carrying value of $9.8 million to held for sale due to executed contracts with third parties. The net lease asset was disposed of for a gain of $3.6 million during the year ended December 31, 2013. The gain was recorded in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations. The results of operations for the net lease assets that were reclassified are included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations for all periods presented (see table in "Discontinued Operations" below). The three land properties were sold during the year ended December 31, 2013 for a gain of $0.6 million. These gains were recorded in "Income from sales of real estate" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Acquisitions—The following acquisitions of real estate were reflected in the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	For the Years Ended December 31,
	2014(1)	2013(2)(3)	2012(4)
Acquisitions of real estate assets	$4,666	$102,364	$9,750

Explanatory Notes:
_______________________________________________________________________________

(1)	During the year ended December 31, 2014, the Company purchased two condominium units for $3.0 million and one land parcel for $1.7 million.

(2)
During the year ended December 31, 2013, the Company acquired a net lease asset for a purchase price of $93.6 million, including intangible assets of $36.1 million, intangible liabilities of $11.9 million and acquisition-related costs of $0.2 million, which was leased back to the seller. The Company concluded that the transaction was a real estate asset acquisition and capitalized the acquisition-related costs. The intangible assets were included in "Deferred expenses and other assets, net" and the intangible liabilities were included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The lease was classified as an operating lease. During the year ended December 31, 2014, the net lease asset was sold to its Net Lease Venture for net proceeds of $93.7 million, which approximated carrying value.

(3)	During the year ended December 31, 2013, the Company paid $8.8 million to redeem a noncontrolling member's interest.

(4)	During the year ended December 31, 2012, the Company acquired approximately 900 parking spaces adjacent to an owned property for $9.8 million.

During the year ended December 31, 2014, the Company acquired, via deed-in-lieu, title to three commercial operating properties and a land asset, which had a total fair value of $77.9 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with these transactions. The following unaudited table summarizes the Company's pro forma revenues and net income for the years ended December 31, 2014 and 2013, as if the acquisition of these properties acquired during the year ended December 31, 2014 was completed on January 1, 2013 ($ in thousands):

	For the Years Ended December 31,
	2014	2013
Pro forma total revenues	$466,327	$399,885
Pro forma net income (loss)	(245)	(112,355)
From the date of acquisition in May 2014 through December 31, 2014, $8.3 million in total revenues and $2.9 million in net loss associated with the properties were included in the Company’s Consolidated Statements of Operations. The pro forma revenues and net income are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2013, nor do they purport to represent the Company’s results of operations for future periods.
During the year ended December 31, 2013, the Company acquired, via foreclosure, title to a residential operating property and two land properties, each of which previously served as collateral for loans receivable held by the Company. The total fair value of the land properties was $15.6 million. The Company contributed the residential operating property, which had a fair value of $25.5 million, to an entity of which it owns 63%. Based on the control provisions in the partnership agreement, the Company consolidates the entity and reflects its partner's 37% share of equity in "Noncontrolling interests" on the Company's Consolidated Balance Sheets. The acquisition was accounted for at fair value. No gain or loss was recorded in connection with this transaction.

Dispositions—During the years ended December 31, 2014, 2013 and 2012, the Company sold residential condominiums for total net proceeds of $236.2 million, $269.7 million and $319.3 million, respectively, and recorded income from sales of real estate totaling $79.1 million, $82.6 million and $63.5 million, respectively. During the year ended December 31, 2014, the Company sold residential lots from three of our master planned community properties for proceeds of $15.2 million which had associated cost of sales of $12.8 million. During the same period, the Company also sold properties with a carrying value of $6.8 million for proceeds that approximated carrying value.
During the year ended December 31, 2014, the Company sold net lease assets with a carrying value of $8.0 million resulting in a net gain of $5.7 million. The Company also sold a commercial operating property with a carrying value of $29.4 million resulting in a gain of $4.6 million. These gains were recorded as "Income from sales of real estate" in the Company's Consolidated Statements of Operations. Additionally, during the same period, the Company sold a net lease asset for net proceeds of $7.8 million. The Company recorded an impairment loss of $3.0 million in connection with the sale.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2014, the Company sold its 72% interest in a previously consolidated entity, which owned a net lease asset subject to a non-recourse mortgage of $26.0 million at the time of sale, to its Net Lease Venture for net proceeds of $10.1 million that approximated carrying value. During the same period, the Company contributed land with a carrying value of $9.5 million to a newly formed unconsolidated entity. See Note 6.
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
Additionally, during the year ended December 31, 2013, the Company sold five net lease assets with a carrying value of $18.7 million resulting in a net gain of $2.2 million. During the same period, the Company sold six commercial operating properties with a carrying value of $72.6 million resulting in a net gain of $18.6 million. These gains were recorded as "Gain from discontinued operations" in the Company's Consolidated Statements of Operations. The Company also sold other land assets with a carrying value of $14.8 million resulting in a gain of $0.6 million. During the year ended December 31, 2013, the Company transferred title of net lease assets with a carrying value of $8.7 million to its tenant for consideration that approximated our carrying value.
Discontinued Operations—The Company has elected to early adopt ASU 2014-08 beginning with disposals and classifications of assets as held for sale that occurred after December 31, 2013. During the year ended December 31, 2014, there were no disposals or assets classified as held for sale which were individually significant or represented a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
The following table summarizes income (loss) from discontinued operations for the years ended December 31, 2013 and 2012 ($ in thousands):

	For the Years Ended December 31,
	2013	2012
Revenues	$5,545	$14,132
Total expenses	(3,138)	(9,037)
Impairment of assets	(1,763)	(22,576)
Income (loss) from discontinued operations	$644	$(17,481)
Impairments—During the year ended December 31, 2014, the Company recorded impairments on real estate assets totaling $34.6 million, of which $15.6 million resulted from changes in business strategies for a residential property and a land asset, $15.4 million resulted from continued unfavorable local market conditions for two real estate properties and $3.6 million resulted from the sale of net lease assets. During the years ended December 31, 2013 and 2012, the Company recorded impairments on real estate assets totaling $14.4 million and $35.4 million, respectively, resulting from changes in local market conditions and business strategy for certain assets. Of these amounts, $1.8 million and $22.6 million for the years ended December 31, 2013 and 2012, respectively, have been recorded in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations due to the assets being sold or classified as held for sale as of December 31, 2013 (see above).
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $30.0 million, $31.8 million and $30.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in "Operating lease income" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Future Minimum Operating Lease Payments—Future minimum operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2014, are as follows ($ in thousands):

Year	Net Lease Assets	Operating Properties
2015	$126,316	$52,823
2016	125,653	51,437
2017	120,918	49,592
2018	118,384	44,288
2019	116,348	38,707

Note 5—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of December 31,
Type of Investment	2014	2013
Senior mortgages	$737,535	$1,071,662
Subordinate mortgages	53,331	60,679
Corporate/Partnership loans	497,796	473,045
Total gross carrying value of loans	1,288,662	1,605,386
Reserves for loan losses	(98,490)	(377,204)
Total loans receivable, net	1,190,172	1,228,182
Other lending investments—securities	187,671	141,927
Total loans receivable and other lending investments, net(1)	$1,377,843	$1,370,109

Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of December 31, 2014 and 2013 also includes accrued interest of $7.0 million and $6.5 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's Consolidated Balance Sheets.

During the years ended December 31, 2014, 2013 and 2012, the Company sold loans with total carrying values of $30.8 million, $95.1 million and $53.9 million, respectively, which resulted in a realized gain of $19.1 million, a net realized loss of $0.6 million and a net gain of $6.4 million, respectively. Gains and losses on sales of loans are included in "Other income" on the Company's Consolidated Statements of Operations.

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Reserve for loan losses at beginning of period	$377,204	$524,499	$646,624
Provision for (recovery of) loan losses(1)	(1,714)	5,489	81,740
Charge-offs	(277,000)	(152,784)	(203,865)
Reserve for loan losses at end of period	$98,490	$377,204	$524,499

Explanatory Note:
_______________________________________________________________________________

(1)
For the years ended December 31, 2014, 2013 and 2012, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $10.1 million, $63.1 million and $4.6 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of December 31, 2014
Loans	$139,672	$1,156,031	$—	$1,295,703
Less: Reserve for loan losses	(64,990)	(33,500)	—	(98,490)
Total	$74,682	$1,122,531	$—	$1,197,213
As of December 31, 2013
Loans	$752,425	$849,613	$9,889	$1,611,927
Less: Reserve for loan losses	(348,004)	(29,200)	—	(377,204)
Total	$404,421	$820,413	$9,889	$1,234,723

Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $0.2 million and a net premium of $0.5 million as of December 31, 2014 and 2013, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $10.6 million and $4.6 million as of December 31, 2014 and 2013, respectively.

(3)
The carrying value of the loan includes unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.4 million as of December 31, 2013. The loan had a cumulative principal balance of $10.2 million as of December 31, 2013. The loan was repaid during the year ended December 31, 2014.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of December 31,
	2014		2013
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$611,009	2.73	$591,145	2.50
Subordinate mortgages	53,836	2.87	61,364	3.37
Corporate/Partnership loans	501,620	3.88	438,831	3.88
Total	$1,166,465	3.23	$1,091,340	3.11

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$644,190	$—	$96,057	$96,057	$740,247
Subordinate mortgages	53,836	—	—	—	53,836
Corporate/Partnership loans	501,620	—	—	—	501,620
Total	$1,199,646	$—	$96,057	$96,057	$1,295,703

Explanatory Note:
_______________________________________________________________________________

(1)
As of December 31, 2014, the Company had three loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 5.0 to 6.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of December 31, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$—	$—	$—	$3,012	$2,992	$—
With an allowance recorded:
Senior mortgages	130,645	129,744	(64,440)	650,337	645,463	(304,544)
Corporate/Partnership loans	9,027	9,057	(550)	99,076	99,067	(43,460)
Subtotal	139,672	138,801	(64,990)	749,413	744,530	(348,004)
Total:
Senior mortgages	130,645	129,744	(64,440)	653,349	648,455	(304,544)
Corporate/Partnership loans	9,027	9,057	(550)	99,076	99,067	(43,460)
Total	$139,672	$138,801	$(64,990)	$752,425	$747,522	$(348,004)
Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of December 31, 2014 and 2013, certain loans modified through troubled debt restructurings with a recorded investment of $10.4 million and $231.8 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Years Ended December 31,
	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$35,659	$1,922	$31,409	$9,269	$162,093	$2,765
Corporate/Partnership loans	—	—	8,062	6,050	10,110	160
Subtotal	35,659	1,922	39,471	15,319	172,203	2,925
With an allowance recorded:
Senior mortgages	334,351	158	794,247	1,976	1,064,045	3,865
Subordinate mortgages	—	—	32,382	—	52,208	—
Corporate/Partnership loans	52,963	181	77,661	323	62,248	312
Subtotal	387,314	339	904,290	2,299	1,178,501	4,177
Total:
Senior mortgages	370,010	2,080	825,656	11,245	1,226,138	6,630
Subordinate mortgages	—	—	32,382	—	52,208	—
Corporate/Partnership loans	52,963	181	85,723	6,373	72,358	472
Total	$422,973	$2,261	$943,761	$17,618	$1,350,704	$7,102

There was no interest income related to the resolution of non-performing loans recorded during the years ended December 31, 2014 and 2012. During the year ended December 31, 2013, the Company recorded interest income of $13.3 million related to the resolution of non-performing loans. Interest income was not previously recorded while the loans were on non-accrual status.

Troubled Debt Restructurings—During the years ended December 31, 2014 and 2013, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	1	$7,040	$7,040	6	$179,030	$154,278

During the year ended December 31, 2014, the Company restructured one non-performing loan with a recorded investment of $7.0 million to grant a maturity extension of one year and included conditional extension options.
During the year ended December 31, 2013, the Company restructured six loans that were considered troubled debt restructurings. The Company restructured two performing loans with a combined recorded investment of $4.6 million to grant maturity extensions of one year each. Non-performing loans with a combined investment of $174.5 million were also modified during the year ended December 31, 2013. Included in this balance were two loans with a combined recorded investment of $98.3 million in which the Company received $15.4 million of paydowns and accepted discounted payoff options on these loans. At the time of the restructuring, the Company reclassified the loans from non-performing to performing status as the Company believed the borrowers would perform under the modified terms of the agreements. The loans were repaid in January 2014 and July 2014 at the discounted payoff amount.
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of December 31, 2014, there were no unfunded commitments associated with modified loans considered troubled debt restructurings.

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of December 31, 2014
Available-for-Sale Securities
Municipal debt securities	$1,020	$1,020	$147	$1,167	$1,167
Held-to-Maturity Securities
Corporate debt securities	176,254	186,504	—	190,199	186,504
Total	$177,274	$187,524	$147	$191,366	$187,671
As of December 31, 2013
Available-for-Sale Securities
Municipal debt securities	$1,055	$1,055	$(18)	$1,037	$1,037
Held-to-Maturity Securities
Corporate debt securities	139,842	140,890	—	140,890	140,890
Total	$140,897	$141,945	$(18)	$141,927	$141,927

As of December 31, 2014, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	186,504	190,199	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	1,020	1,167
Total	$186,504	$190,199	$1,020	$1,167

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Other Investments

The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value		Equity in Earnings
	As of December 31,		For the Years Ended December 31,
	2014	2013	2014	2013	2012
Real estate equity investments	$244,886	$62,205	$53,428	$2,753	$21,636
Madison Funds	45,971	67,782	3,092	14,796	10,246
Other equity method investments(1)(2)	30,415	45,954	35,172	3,332	4,614
Oak Hill Funds	17,658	21,366	3,213	4,174	5,844
LNR	—	—	—	16,465	60,669
Total equity method investments	338,930	197,307	$94,905	$41,520	$103,009
Other	15,189	9,902
Total other investments	$354,119	$207,209

Explanatory Notes:
_______________________________________________________________________________

(1)
During the year ended December 31, 2014, the Company recognized $23.4 million of earnings from equity method investments resulting from asset sales and a legal settlement by one of its equity method investees.

(2)
In conjunction with the sale of the Company's interests in Oak Hill Advisors, L.P. in 2011, the Company retained interests in its share of carried interest related to various funds. During the year ended December 31, 2014, the Company recognized $9.0 million of carried interest income.

Real Estate Equity Investments—During the year ended December 31, 2014, the Company partnered with a sovereign wealth fund to form a new unconsolidated entity in which the Company has a noncontrolling equity interest of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the net lease venture own a total of 0.6% equity ownership in the venture via co-investment. These executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the year ended December 31, 2014, the Company sold a net lease asset for net proceeds of $93.7 million, which approximated carrying value, to the venture. The Company also sold its 72% interest in a previously consolidated entity, which owned a net lease asset subject to a non-recourse mortgage of $26.0 million at the time of sale, to the venture for net proceeds of $10.1 million, which approximated carrying value. During the same period, the venture purchased a portfolio of 58 net lease assets for a purchase price of $200.0 million from a third party. As of December 31, 2014, the venture's carrying value of total assets was $348.1 million and the Company had a recorded equity interest in the venture of $125.4 million.
During the year ended December 31, 2014, an unconsolidated entity for which the Company held a 50.0% noncontrolling equity interest sold all of its properties. As a result of the transaction, the Company received net proceeds of $48.1 million and recognized a gain of $33.3 million, which is included in "Earnings from equity method investments" in its Consolidated Statements of Operations. As of December 31, 2014 and 2013, the Company had an equity interest in the entity of $0.2 million and $16.4 million, respectively.
During the year ended December 31, 2014, the Company contributed land to a newly formed unconsolidated entity in which the Company received an initial equity interest of 85.7%. This entity is a VIE and the Company does not have controlling interest due to shared power of the entity with its partner. As of December 31, 2014, the Company had a recorded equity interest of $9.4 million. Additionally, the Company committed to provide $45.7 million of mezzanine financing to the entity. As of December 31, 2014, the loan balance was $14.6 million and is included in "Loans receivable and other lending investments, net" on the Company's Consolidated Balance Sheets.
During the year ended December 31, 2014, the Company and a consortium of co-lenders formed a new unconsolidated entity, in which the Company received an initial 15.7% equity interest, which acquired, via foreclosure sale, title to a land asset which previously served as collateral for a loan receivable held by the consortium. This entity is not a VIE and the Company does not

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

have controlling interest in the entity as the Company's voting rights is based on its ownership percentage in the entity. As a result of the transaction, the Company recorded an additional provision of $2.8 million in "Provision for (recovery of) loan losses" in its Consolidated Statements of Operations. As of December 31, 2014, the Company had a recorded equity interest of $23.5 million.
During the year ended December 31, 2013, the Company sold land for net proceeds of $21.4 million to a newly formed unconsolidated entity in which the Company had a preferred partnership interest and a 47.5% equity interest. This entity is a VIE and the Company does not have controlling interest due to shared power of the entity with its partner. The Company's proportionate share of the assets retained on a carryover basis on the date of sale was $10.6 million. The Company held a preferred partnership interest of $6.6 million, which was repaid and no longer outstanding at December 31, 2013. During 2014, the Company acquired an additional preferred partnership interest in the entity of $10.0 million and recognized $14.7 million of income related to sales activity, which is included in "Earnings from equity method investments" in its Consolidated Statements of Operations. As of December 31, 2014 and 2013, the Company had a recorded equity interest of $30.7 million and $5.5 million, respectively.
During the year ended December 31, 2013, the Company contributed land to a newly formed unconsolidated entity in which the Company received an equity interest of 75.6%. As of December 31, 2014 and 2013, the Company had a recorded equity interest of $21.1 million and $18.0 million, respectively. In addition, during the year ended December 31, 2013, the Company contributed land to a newly formed unconsolidated entity in which the Company also received a 50.0% equity interest. As of December 31, 2014 and 2013, the Company had a recorded equity interest of $7.8 million and $3.5 million, respectively. These entities are VIEs and the Company does not have controlling interests due to shared power of the entities with its partners.
As of December 31, 2014, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 31% to 70%, comprised of investments of $13.2 million in operating properties and $13.8 million in land assets. As of December 31, 2013, the Company's real estate equity investments included $16.0 million in operating properties and $2.7 million in land assets.
Madison Funds—As of December 31, 2014, the Company owned a 29.5% interest in Madison International Real Estate Fund II, LP, a 32.9% interest in Madison International Real Estate Liquidity Fund III, LP ("MIRELF III"), a 32.9% interest in Madison International Real Estate Liquidity Fund III AIV, LP ("MIRELF III AIV") and a 29.5% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are VIEs and that the Company is not the primary beneficiary.
Oak Hill Funds—As of December 31, 2014, the Company owned a 5.9% interest in OHA Strategic Credit Master Fund, L.P. ("OHASCF"). OHASCF was formed to acquire and manage a diverse portfolio of assets, investing in distressed, stressed and undervalued loans, bonds, equities and other investments. The Company determined that this entity is a VIE and that the Company is not the primary beneficiary.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The following table represents investee level summarized financial information for LNR ($ in thousands)(1):

	For the Period from October 1, 2012 to April 19, 2013	For the Year Ended September 30, 2012
Income Statements
Total revenue(2)	$179,373	$332,902
Income tax (expense) benefit	(2,137)	(6,731)
Net income attributable to LNR(3)	113,478	253,039
iStar's ownership percentage	24%	24%
iStar's equity in earnings from LNR	$45,375	$60,669

	For the Period from October 1, 2012 to April 19, 2013	For the Year Ended September 30, 2012
Cash Flows
Operating cash flows	$(127,075)	$(85,909)
Cash flows from investing activities	(36,543)	(55,686)
Cash flows from financing activities	217,241	229,634
Net cash flows	53,623	88,039
Cash distributions	—	61,179
iStar's ownership percentage	24%	24%
Cash distributions received by iStar	$—	$14,690
Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded its investment in LNR, which was sold in April 2013, on a one quarter lag. Therefore, the amounts in the Company's financial statements for the year ended December 31, 2013 was based on balances and results from LNR for the period from October 1, 2012 to April 19, 2013. The amounts in the Company's financial statements for the year ended December 31, 2012 are based on the balances and results from LNR for the year ended September 30, 2012.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been included in the amounts presented above. Total revenue presented above includes $55.5 million and $95.4 million for the period from October 1, 2012 to April 19, 2013 and for the year ended September 30, 2012, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

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
Notes to Consolidated Financial Statements (Continued)

The following table reconciles the activity related to the Company's investment in LNR for the three months ended March 31, 2013 and June 30, 2013, the six months ended December 31, 2013 and the year ended December 31, 2013 ($ in thousands):

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
Explanatory Note:
_______________________________________________________________________________

(1)
During the year ended December 31, 2013, the Company recorded an other than temporary impairment of $30.9 million. Subsequent to the sale of the Company's interest in LNR, LNR reported a reduction in their earnings of $66.2 million related to a purchase price allocation adjustment. The reduction was reflected in LNR's operations for the three months ended March 31, 2013, which resulted in a net loss for the period. Because the Company recorded its investment in LNR on a one quarter lag, the adjustment was reflected in the quarter ended June 30, 2013. There was no net impact on the Company's previously reported equity in earnings as the Company limited its proportionate share of earnings from LNR pursuant to the definitive sale agreement as described above.

For the year ended December 31, 2013, the amount that was recognized as income in the Company's Consolidated Statements of Operations is the sum of items (a) and (b), and $1.7 million of income recognized for the release of other comprehensive income related to LNR upon sale, or $16.5 million.
Other Investments—As of December 31, 2014, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method.
Summarized investee financial information—The following tables present the investee level summarized financial information of the Company's equity method investments, excluding LNR which is presented above ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Year Ended December 31, 2014
Alinda Infrastructure Fund I, L.P. ("Alinda")(1)	$233,130	$(15,433)	$217,697
Marina Palms, LLC ("Marina Palms")	114,125	(77,120)	37,005
OHASCF	78,262	(951)	77,311
Moor Park Real Estate Partners II L.P., Incorporated ("Moor Park")	25,760	(224)	25,536
MIRELF III	20,293	(1,401)	18,846
iStar Net Lease I LLC ("Net Lease Venture")(2)	13,826	(9,917)	3,691
Outlets at Westgate, LLC ("Westgate")	13,118	(9,618)	3,500
MIRELF III AIV	(1,194)	(384)	(1,578)
Other	128,719	(70,555)	58,202
Total	$626,039	$(185,603)	$440,210

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Year Ended December 31, 2013
Alinda(1)	$123,447	$(17,927)	$105,520
OHASCF	72,313	(1,642)	70,671
MIRELF III AIV	26,348	(1,167)	25,181
MIRELF III	19,460	(1,675)	17,739
Westgate	12,447	(8,889)	3,558
Moor Park	1,373	(304)	1,069
Marina Palms(3)	73	(3,525)	(3,452)
Other	29,052	(42,504)	(14,088)
Total	$284,513	$(77,633)	$206,198

For the Year Ended December 31, 2012
OHASCF	$109,234	$(2,700)	$106,534
Alinda(1)	104,364	(16,934)	87,430
MIRELF III	13,490	(3,894)	9,550
Westgate	1,935	(2,202)	(267)
Moor Park	1,225	(435)	790
MIRELF III AIV	(12,762)	(1,731)	(14,493)
Other	184,384	(67,495)	115,416
Total	$401,870	$(95,391)	$304,960

Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded its 1% investment in Alinda on a quarter lag. Therefore, the amounts in the Company's financial statements for the years ended December 31, 2014, 2013 and 2012 were based on balances and results from Alinda for the years ended September 30, 2014, 2013 and 2012, respectively.

(2)
The Company began accounting for its investment in Net Lease Venture under the equity method of accounting on February 13, 2014. The amounts in the Company's financial statements for the year ended December 31, 2014 are based on the balances and results from Net Lease Venture for the period from February 13, 2014 to December 31, 2014.

(3)
The Company began accounting for its investment in Marina Palms under the equity method of accounting on April 17, 2013. The amounts in the Company's financial statements for the year ended December 31, 2013 are based on the balances and results from Marina Palms for the period from April 17, 2013 to December 31, 2013.

	As of December 31,
	2014	2013
Balance Sheets
Total assets	$3,464,984	$2,980,737
Total liabilities	479,298	303,100
Noncontrolling interests	3,297	333
Total equity	2,982,389	2,677,304

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of December 31,
	2014	2013
Intangible assets, net(1)	$50,088	$100,652
Other assets	37,085	40,726
Deferred financing fees, net(2)	36,774	33,591
Leasing costs, net(3)	20,031	21,799
Other receivables	13,115	34,655
Corporate furniture, fixtures and equipment, net(4)	5,409	6,557
Deferred expenses and other assets, net	$162,502	$237,980

Explanatory Notes:
_______________________________________________________________________________

(1)
Intangible assets, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible assets was $45.1 million and $38.1 million as of December 31, 2014 and 2013, respectively. The amortization of above market leases decreased operating lease income on the Company's Consolidated Statements of Operations by $7.7 million, $7.0 million and $5.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. The amortization expense for other intangible assets was $6.7 million, $8.2 million and $7.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts are included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations.

(2)	Accumulated amortization on deferred financing fees was $15.4 million and $9.9 million as of December 31, 2014 and 2013, respectively.

(3)	Accumulated amortization on leasing costs was $9.0 million and $7.1 million as of December 31, 2014 and 2013, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $7.1 million and $6.2 million as of December 31, 2014 and 2013, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of December 31,
	2014	2013
Accrued expenses	$62,866	$58,840
Accrued interest payable	57,895	40,015
Other liabilities(1)	48,256	45,753
Intangible liabilities, net(2)	11,885	26,223
Accounts payable, accrued expenses and other liabilities	$180,902	$170,831

Explanatory Notes:
_______________________________________________________________________________

(1)
As of December 31, 2014, "Other liabilities" includes $6.8 million related to a profit sharing payable to a developer for residential units sold. "Other liabilities" also includes $7.7 million related to tax increment financing ("TIF") bonds which were issued by a governmental entity to fund the installation of infrastructure within one of the Company's master planned community developments. The balance represents a special assessment associated with each individual land parcel, which will decrease as the Company sells parcels.

(2)
Intangible liabilities, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible liabilities was $6.2 million and $4.6 million as of December 31, 2014 and 2013, respectively. The amortization of intangible liabilities increased operating lease income on the Company's Consolidated Statements of Operations by $2.5 million, $2.8 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Intangible assets and liabilities—The estimated aggregate amortization costs of lease intangible assets and liabilities for each of the five succeeding fiscal years are as follows ($ in thousands):

2015	$5,929
2016	5,677
2017	5,308
2018	4,987
2019	4,830

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Debt Obligations, net

As of December 31, 2014 and 2013, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of December 31,		Stated Interest Rates		Scheduled Maturity Date
	2014	2013
Secured credit facilities and term loans:
2012 Tranche A-2 Facility	$358,504	$431,475	LIBOR + 5.75%	(1)	March 2017
February 2013 Secured Credit Facility	—	1,379,407	LIBOR + 3.50%	(2)	—
Term loans collateralized by net lease assets	248,955	278,817	4.851% - 7.26%	(3)	Various through 2026
Total secured credit facilities and term loans	607,459	2,089,699
Unsecured notes:
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	265,000	3.875%		July 2016
3.0% senior convertible notes(4)	200,000	200,000	3.0%		November 2016
1.50% senior convertible notes(5)	200,000	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	275,000	9.0%		June 2017
4.00% senior notes	550,000	—	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
5.00% senior notes	770,000	—	5.00%		July 2019
Total unsecured notes	3,326,890	2,006,890
Other debt obligations:
Other debt obligations	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	4,034,349	4,196,589
Debt discounts, net	(11,665)	(38,464)
Total debt obligations, net	$4,022,684	$4,158,125

Explanatory Notes:
_______________________________________________________________________________

(1)	The loan has a LIBOR floor of 1.25%. As of December 31, 2014, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

(2)	This loan had a LIBOR floor of 1.00%.

(3)
As of December 31, 2014 and 2013, includes a loan with a floating rate of LIBOR plus 2.00%. As of December 31, 2013, includes a loan with a floating rate of LIBOR plus 2.75%. As of December 31, 2014, the weighted average interest rate of these loans is 5.3%.

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
Notes to Consolidated Financial Statements (Continued)

Future Scheduled Maturities—As of December 31, 2014, future scheduled maturities of outstanding long-term debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2015	$105,765	$—	$105,765
2016	926,403	—	926,403
2017	924,722	358,504	1,283,226
2018	600,000	15,239	615,239
2019	770,000	32,312	802,312
Thereafter	100,000	201,404	301,404
Total principal maturities	3,426,890	607,459	4,034,349
Unamortized debt discounts, net	(8,371)	(3,294)	(11,665)
Total long-term debt obligations, net	$3,418,519	$604,165	$4,022,684

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
During the year ended December 31, 2014, net proceeds from the issuances of the Company's $550.0 million aggregate principal amount of 4.00% senior unsecured notes and $770.0 million aggregate principal amount of 5.00% senior unsecured notes, together with cash on hand, were used to fully repay and terminate the February 2013 Secured Credit Facility. From February 2013 through full payoff in June 2014, the Company made cumulative amortization repayments of $388.5 million. During the year ended December 31, 2014 and 2013, amortization repayments made by the Company resulted in losses on early extinguishment of debt of $1.1 million and $7.0 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. In connection with the repayment and termination of the facility in 2014, the Company recorded a loss on early extinguishment of debt of $22.8 million related to unamortized discounts and financing fees at the time of refinancing. These amounts were included in "Loss on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations.
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

The March 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the March 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through December 31, 2014, the Company made cumulative amortization repayments of $111.5 million on the 2012 Tranche A-2 Facility. For the years ended December 31, 2014 and 2013, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $1.5 million and $1.0 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations.

Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates resulted in losses on early extinguishment of debt of $4.4 million and $8.1 million during the years ended December 31, 2013 and 2012, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations.

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

In November 2013, the Company issued $200.0 million aggregate principal of 1.50% convertible senior unsecured notes due November 2016. Proceeds from the transaction, together with cash on hand, were used to fully repay the remaining $200.6 million of outstanding 5.70% senior unsecured notes due March 2014. In connection with the repayment of the 5.70% senior unsecured notes, the Company incurred $2.8 million of losses related to a prepayment penalty and the accelerated amortization of discounts, which was recorded in "Loss on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the year ended December 31, 2013.

In May 2013, the Company issued $265.0 million aggregate principal of 3.875% senior unsecured notes due July 2016 and issued $300.0 million aggregate principal of 4.875% senior unsecured notes due July 2018. Net proceeds from these transactions, together with cash on hand, were used to fully repay the remaining $96.8 million of outstanding 8.625% senior unsecured notes due June 2013 and the remaining $448.5 million of outstanding 5.95% senior unsecured notes due in October 2013. In connection with the repayment of the 5.95% senior unsecured notes, the Company incurred $9.5 million of losses related to a prepayment penalty and the accelerated amortization of discounts, which was recorded in "Loss on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations for the year ended December 31, 2013.

Encumbered/Unencumbered Assets—As of December 31, 2014 and 2013, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of December 31,
	2014		2013
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$620,378	$2,056,336	$1,644,463	$1,151,718
Real estate available and held for sale	10,496	275,486	152,604	207,913
Loans receivable and other lending investments, net(1)	46,515	1,364,828	860,557	538,752
Other investments	17,708	336,411	24,093	183,116
Cash and other assets	—	768,475	—	907,995
Total	$695,097	$4,801,536	$2,681,717	$2,989,494

Explanatory Note:
_______________________________________________________________________________

(1)	As of December 31, 2014 and 2013, the amounts presented exclude general reserves for loan losses of $33.5 million and $29.2 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on the Company's fixed charge coverage ratio. If any of the Company's covenants are breached and not

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2014, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$537,924	$14,667	$27,004	$579,595
Strategic Investments	—	—	45,714	45,714
Discretionary Fundings	5,000	—	—	5,000
Total	$542,924	$14,667	$72,718	$630,309
Other Commitments—Total operating lease expense for the years ended December 31, 2014, 2013 and 2012 were $5.8 million, $6.1 million and $6.5 million, respectively. Future minimum lease obligations under non-cancelable operating leases are as follows ($ in thousands):

2015	$5,598
2016	5,598
2017	4,982
2018	4,179
2019	3,442
Thereafter	8,266
The Company has also issued letters of credit totaling $3.7 million in connection with its investments.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings. In addition to such matters, the Company is a party to the following legal proceedings:

On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of its current and former senior executives (including its chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of common stock issued by the Company to its senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs have filed a notice of appeal.

On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company in the amount of approximately $1.6 million; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. A third party is entitled to a 15% participation interest in all proceeds. Lennar has filed a notice of appeal of the Court’s judgment, orders and rulings in the action. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or to the outcome of any appeal.

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
Substantially all of the Company's real estate as well as assets collateralizing its loans receivable are located in the United States. As of December 31, 2014, the only states with a concentration greater than 10.0% were California with 14.6% and New York with 13.9%. As of December 31, 2014, the Company's portfolio contains concentrations in the following asset types: office/industrial 26.7%, land 21.7%, mixed use/mixed collateral 13.0% and entertainment/leisure 11.0%.
The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have an adverse effect on the Company. As of December 31, 2014, the Company's five largest borrowers or tenants collectively accounted for approximately $115 million of the Company's 2014 revenues, of which no single customer accounts for more than 6%.
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2014 and 2013 ($ in thousands):

	Derivative Assets as of December 31,				Derivative Liabilities as of December 31,
	2014		2013		2014		2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$—	Other Assets	$393	Other Liabilities	$478	N/A	$—
Interest rate swaps	Other Assets	52	Other Assets	650	N/A	—	N/A	—
Interest rate cap	Other Assets	—	Other Assets	9,107	N/A	—	N/A	—
Total		$52		$10,150		$478		$—
Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$1,534	Other Assets	$1,025	N/A	$—	Other Liabilities	$1,653
Interest rate cap	Other Assets	$4,775	N/A	$—	N/A	$—	N/A	$—
Total		$6,309		$1,025		$—		$1,653

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Year Ended December 31, 2014
Interest rate cap	Interest Expense	$—	$(56)	N/A
Interest rate cap	Other Expense	(2,984)	—	(3,634)
Interest rate cap	Earnings from equity method investments	(9)	—	N/A
Interest rate swaps	Interest Expense	(970)	(6)	N/A
Interest rate swap	Earnings from equity method investments	(753)	(420)	N/A
Foreign exchange contracts	Earnings from equity method investments	(471)	—	N/A
For the Year Ended December 31, 2013
Interest rate cap	Interest Expense	(1,517)	—	N/A
Interest rate swap	Interest Expense	869	(310)	N/A
Foreign exchange contracts	Earnings from equity method investments	393	—	N/A
For the Year Ended December 31, 2012
Interest rate swap	Interest Expense	(968)	44	N/A

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Years Ended December 31,
Derivatives not Designated in Hedging Relationships		2014	2013	2012
Interest rate cap	Other Expense	$(1,347)	$—	$—
Foreign exchange contracts	Other Expense	7,257	880	(8,920)
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
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. In January 2014, the Company entered into a foreign exchange contract to hedge its exposure in a subsidiary whose functional currency is Indian rupee ("INR").  The foreign exchange contract replaced an existing contract which matured in January 2014. As of December 31, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells INR/Buys USD Forward	₨	456,000	$6,534	June 2015

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's Consolidated Statements of Operations within "Other Expense." As of December 31, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward		€18,800	$23,807	January 2015
Sells pound sterling ("GBP")/Buys USD Forward		£3,000	$4,830	January 2015
Sells Canadian dollar ("CAD")/Buys USD Forward	C$	10,000	$8,933	January 2015
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" on its Consolidated Statements of Operations for loan investments or "Accumulated other comprehensive income (loss)," on its Consolidated Balance Sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $0.1 million, $(2.0) million and $(0.7) million during the years ended December 31, 2014, 2013 and 2012, respectively, in its Consolidated Statements of Operations.
Interest Rate Hedges—For derivatives designated as interest rate hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. In October 2012, the Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a $28.0 million secured term loan maturing in 2019. As of December 31, 2014, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$27,456	LIBOR + 2.00%	3.47%	October 2012	November 2019
For derivatives not designated as interest rate hedges, the changes in the fair value of the derivatives are reported in the Company's Consolidated Statements of Operations within "Other Expense." In August 2013, the Company entered into an interest rate cap agreement to reduce exposure to expected increases in future interest rates and the resulting payments associated with variable interest rate debt. In June 2014, in connection with the full repayment and termination of the Company's February 2013 Secured Credit Facility referenced in Note 8, the Company realized amounts in earnings from other comprehensive income (loss) as a portion of a hedge related to the Company's variable rate debt was no longer expected to be highly effective.  The amount realized was a loss of $3.6 million recorded as a component of "Other expense" in the Company's Consolidated Statements of Operations. As of December 31, 2014, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Over the next 12 months, the Company expects that $0.1 million related to terminated cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense and $0.7 million relating to other cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into earnings.

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

In connection with its foreign currency derivatives, as of December 31, 2014 and 2013, the Company has posted collateral of $3.0 million and $7.2 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of December 31, 2014 and 2013:

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

(2)
The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the years ended December 31, 2014 and 2013. The Company declared and paid dividends of $9.0 million and $6.7 million on its Series J Convertible Perpetual Preferred Stock during the years ended December 31, 2014 and 2013, respectively. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

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
Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2013, the Company had $759.8 million of net operating loss carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2033 if unused. The amount of net operating loss carryforwards as of December 31, 2014 will be determined upon finalization of the Company's 2014 tax return. Because taxable

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2012 Tranche A-2 Facility permits the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2012 Tranche A-2 Facility restricts the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the years ended December 31, 2014 and 2013.

Stock Repurchase Programs—In September 2013, the Company's Board of Directors approved an increase in the repurchase limit under the Company's previously approved stock repurchase program to $50.0 million. The program authorizes the repurchase of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the year ended December 31, 2013, the Company repurchased 1.7 million shares of its outstanding Common Stock for $21.0 million, at an average cost of $12.35 per share. There were no stock repurchases during the year ended December 31, 2014. As of December 31, 2014, the Company had up to $29.0 million of Common Stock available to repurchase under its Board authorized stock repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of December 31,
	2014	2013
Unrealized gains (losses) on available-for-sale securities	$2,983	$(294)
Unrealized gains (losses) on cash flow hedges	(409)	662
Unrealized losses on cumulative translation adjustment	(3,545)	(4,644)
Accumulated other comprehensive income (loss)	$(971)	$(4,276)

Note 12—Stock-Based Compensation Plans and Employee Benefits

On May 22, 2014, the Company's shareholders approved the 2013 Performance Incentive Plan ("iPIP") which is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plan. In 2014, the Company granted 83 iPIP points for the initial 2013-2014 investment pool. All decisions regarding the granting of points under iPIP are made at the discretion of the Board of Directors or a committee of the Board of Directors. The fair value of points are determined using a model that forecasts the Company's projected investment performance. The payout of iPIP is based on the amount of invested capital, investment performance and the Company's total shareholder return, or TSR, as compared to the average TSR of the NAREIT All REIT Index and the Russell 2000 Index during the relevant performance period for the investments in each pool. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. Point holders will not receive a distribution until the Company has received a full return of its capital plus a preferred return distribution, which is based on a preferred return hurdle rate of 9% per annum. Subject to certain vesting and employment requirements, point holders will be paid a combination of cash and stock. iPIP is a liability-classified award which will be remeasured each reporting period at fair value until the awards are settled. Compensation costs relating to iPIP are included in "General and administrative" on the Company's Consolidated Statements of Operations.
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
The Company's 2006 Long-Term Incentive Plan (the "2006 LTIP") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisors of the Company. The 2006 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other share-based performance awards. A maximum of 4,550,000 shares of Common Stock may be subject to awards under the 2006 LTIP provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain anti-

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

dilution provisions in the 2006 LTIP. All awards under this Plan are at the discretion of the Board of Directors or a committee of the Board of Directors.
As of December 31, 2014, an aggregate of 4.0 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.
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
Stock-Based Compensation—The Company recorded stock-based compensation expense of $13.3 million, $19.3 million and $15.3 million for the years ended December 31, 2014, 2013 and 2012 in "General and administrative" on the Company's Consolidated Statements of Operations. As of December 31, 2014, there was $2.2 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.42 years. As of December 31, 2014, approximately $8.7 million of stock-based compensation was included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.
Restricted Stock Units
Changes in non-vested restricted stock units, or Units, during the year ended December 31, 2014 were as follows ($ in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2013	2,779	$5.85	$39,659
Granted	306	$15.31
Vested	(2,757)	$6.09
Forfeited	(8)	$15.69
Non-vested at December 31, 2014	320	$12.57	$4,367
The total fair value of Units vested during the years ended December 31, 2014, 2013 and 2012 was $39.2 million, $31.6 million and $29.1 million, respectively.
2014 Activity—During the year ended December 31, 2014, the Company issued a total of 1,369,809 shares of our Common Stock to employees, net of statutory minimum required tax withholdings, upon the vesting of 2,757,427 Units that were previously granted. These vested Units were primarily comprised of the following:

•	1,696,053 service-based Units granted to certain employees in 2008 that vested in January 2014;

•	80,000 service-based Units granted to certain employees in 2011 and 2013 that vested in 2014; and

•	600,000 service-based Units granted to the Company's Chairman and Chief Executive Officer in October 2011 that vested in June 2014.

•
381,374 of performance-based Units, granted on February 1, 2013. The Units vested based on the Company's total shareholder return, or TSR, measured over a performance period ending on the vesting date of December 31, 2014. Under the terms of these Units, vesting ranged from 0% to 200% of the target amount of the awards, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company and any companies not included in the index at the beginning and end of the performance period were excluded from calculation of the performance of such index. Based on the Company's TSR performance, the Units vested in an amount equal to 195.5% of the target amount of the original awards of 195,076 Units resulting in an additional 186,298 shares granted.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2014, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
Effective January 10, 2014, the Company granted 67,637 service-based Units representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2016, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled. As of December 31, 2014, 64,552 of such service-based Units were outstanding.

•
Effective January 10, 2014, the Company granted 51,726 target amount of performance-based Units based on the Company's TSR measured over a performance period ending on December 31, 2016, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the award, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.76% for risk-free interest rate and 44.84% for expected stock price volatility. As of December 31, 2014, 50,116 of such performance-based Units were outstanding.

As of December 31, 2014, the Company had the following additional stock-based compensation awards outstanding:

•
194,582 service-based Units, granted on February 1, 2013, representing the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on February 1, 2016, three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled.

•
10,666 service-based Units granted on various dates to employees with an original vesting term of three years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled.

Restricted Shares

•
During the year ended December 31, 2014, the Company granted 235,414 shares of our Common Stock to certain employees as part of annual incentive awards that included a mix of cash and equity awards. The weighted average grant date fair value per share of these awards was $14.89 and the total fair value was $3.5 million. The shares are fully-vested and 132,653 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.

Directors' Awards—Non-employee directors are awarded common stock equivalents, or CSEs, or restricted shares at the time of the annual shareholders' meeting in consideration for their services on the Company's Board of Directors. The CSEs and restricted shares generally vest at the time of the next annual shareholders meeting and pay dividends in an amount equal to the dividends paid on an equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on the Common Stock.

During the year ended December 31, 2014, the Company awarded a total of 8,602 CSEs and 39,570 restricted shares to non-employee Directors pursuant to the Company's Non-Employee Directors Deferral Plan, at a fair value per share of $14.46 at the time of grant. In addition, during the year ended December 31, 2014, the Company issued 55,076 shares of our Common Stock to a former director in settlement of previously vested CSE awards granted under the Non-Employee Directors Deferral Plan. As

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

of December 31, 2014, a total of 278,471 CSEs and restricted shares of our Common Stock granted to members of the Company's Board of Directors remained outstanding under such Plan, with an aggregate intrinsic value of $3.8 million.

401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual compensation. The Company made gross contributions of $0.9 million each year for the years ended December 31, 2014, 2013 and 2012.

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
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2014	2013	2012
Income (loss) from continuing operations	$(74,178)	$(220,768)	$(314,678)
Net (income) loss attributable to noncontrolling interests	704	(718)	1,500
Income from sales of real estate	89,943	86,658	63,472
Preferred dividends	(51,320)	(49,020)	(42,320)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(34,851)	$(183,848)	$(292,026)

	For the Years Ended December 31,
	2014	2013	2012
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(33,722)	$(177,907)	$(282,452)
Income (loss) from discontinued operations	—	623	(16,908)
Gain from discontinued operations	—	21,515	26,363
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(33,722)	$(155,769)	$(272,997)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	85,031	84,990	83,742
Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.40)	$(2.09)	$(3.37)
Income (loss) from discontinued operations	—	0.01	(0.20)
Gain from discontinued operations	—	0.25	0.31
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.40)	$(1.83)	$(3.26)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2014	2013	2012
Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(1,129)	$(5,941)	$(9,574)
Income (loss) from discontinued operations	—	21	(573)
Gain from discontinued operations	—	718	894
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,129)	$(5,202)	$(9,253)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15
Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(75.27)	$(396.07)	$(638.27)
Income (loss) from discontinued operations	—	1.40	(38.20)
Gain from discontinued operations	—	47.87	59.60
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(75.27)	$(346.80)	$(616.87)

For the years ended December 31, 2014, 2013 and 2012, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands):

	For the Years Ended December 31,
	2014(1)	2013(1)	2012(1)
Joint venture shares	298	298	298
3.00% convertible senior unsecured notes	16,992	16,992	—
Series J convertible perpetual preferred stock	15,635	15,635	—
1.50% convertible senior unsecured notes	11,567	11,567	—

Explanatory Note:
_______________________________________________________________________________

(1)	For the years ended December 31, 2014, 2013 and 2012, the effect of the Company's unvested Units, performance-based Units and CSEs were anti-dilutive.

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
The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2014
Recurring basis:
Derivative assets	$6,361	$—	$6,361	$—
Derivative liabilities	478	—	478	—
Available-for-sale securities	7,906	7,906	—	—
Non-recurring basis:
Impaired loans(1)	37,169	—	—	37,169
Impaired real estate(2)	7,102	—	—	7,102
As of December 31, 2013
Recurring basis:
Derivative assets	$11,175	$—	$11,175	$—
Derivative liabilities	1,653	—	1,653	—
Available-for-sale securities	505	505	—	—
Non-recurring basis:
Impaired loans	115,423	—	—	115,423
Impaired real estate	35,680	—	5,744	29,936
Explanatory Notes:
_______________________________________________________________________________

(1)
The Company recorded a recovery of loan losses on one loan with a fair value of $8.5 million based on the loan's remaining term of 1.50 years and interest rate of 4.7% using discounted cash flow analysis. The Company also recorded a provision for loan losses on one loan with a fair value of $5.2 million based on an appraisal. In addition, the Company recorded a provision for loan losses on one loan, collateralized by a land asset, with a fair value of $23.5 million based upon a foreclosure sale agreement. The land asset was acquired by an unconsolidated entity in which the Company is a partner.

(2)	The Company recorded impairment on one real estate asset with a fair value of $7.1 million based on a discount rate of 15.0% using discounted cash flows over a 10 year lease term.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and debt obligations were $1.4 billion and $4.1 billion, respectively, as of December 31, 2014 and $1.4 billion and $4.5 billion, respectively, as of December 31, 2013. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
Given the nature of certain assets and liabilities, clearly determinable market based valuation inputs are often not available, therefore, these assets and liabilities are valued using internal valuation techniques. Subjectivity exists with respect to these internal valuation techniques, therefore, the fair values disclosed may not ultimately be realized by the Company if the assets were sold

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

or the liabilities were settled with third parties. The methods the Company used to estimate the fair values presented in the three tables above are described more fully below for each type of asset and liability.
Derivatives—The Company uses interest rate swaps, interest rate caps and foreign exchange contracts to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Derivative financial instruments subject to master netting agreements are measured on a net basis. The Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.
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
Loans receivable and other lending investments—The Company estimates the fair value of its performing loans and other lending investments using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The Company determined that the significant inputs used to value its loans and other lending investments fall within Level 3 of the fair value hierarchy. For certain lending investments, the Company uses market quotes, to the extent they are available, that fall within Level 2 of the fair value hierarchy or broker quotes that fall within Level 3 of the fair value hierarchy.
Debt obligations, net—For debt obligations traded in secondary markets, the Company uses market quotes, to the extent they are available, to determine fair value and are considered Level 2 on the fair value hierarchy. For debt obligations not traded in secondary markets, the Company determines fair value using a discounted cash flow methodology, whereby contractual cash flows are discounted at rates that management determines best reflect current market interest rates that would be charged for debt with similar characteristics and credit quality. The Company has determined that the inputs used to value its debt obligations under the discounted cash flow methodology fall within Level 3 of the fair value hierarchy.

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
The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
Year Ended December 31, 2014:
Operating lease income	$—	$151,934	$90,331	$835	$—	$243,100
Interest income	122,704	—	—	—	—	122,704
Other income	21,217	4,437	42,000	3,327	10,052	81,033
Land sales revenue	—	—	—	15,191	—	15,191
Total revenue	143,921	156,371	132,331	19,353	10,052	462,028
Earnings (loss) from equity method investments	—	3,260	1,669	14,966	75,010	94,905
Income from sales of real estate	—	6,206	83,737	—	—	89,943
Revenue and other earnings	143,921	165,837	217,737	34,319	85,062	646,876
Real estate expense	—	(22,967)	(113,504)	(26,918)	—	(163,389)
Land cost of sales	—	—	—	(12,840)	—	(12,840)
Other expense	(243)	—	—	—	(5,578)	(5,821)
Allocated interest expense	(58,043)	(72,089)	(39,535)	(29,432)	(25,384)	(224,483)
Allocated general and administrative(2)	(13,314)	(16,736)	(9,684)	(13,170)	(22,588)	(75,492)
Segment profit (loss)(3)	$72,321	$54,045	$55,014	$(48,041)	$31,512	$164,851
Other significant non-cash items:
Provision for (recovery of) loan losses	$(1,714)	$—	$—	$—	$—	$(1,714)
Impairment of assets	—	3,689	8,131	22,814	—	34,634
Depreciation and amortization	—	38,841	32,142	1,440	1,148	73,571
Capitalized expenditures	—	3,933	61,186	80,119	—	145,238

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
Year Ended December 31, 2013
Operating lease income	$—	$147,313	$86,352	$902	$—	$234,567
Interest income	108,015	—	—	—	—	108,015
Other income	4,748	250	38,164	1,474	3,572	48,208
Total revenue	112,763	147,563	124,516	2,376	3,572	390,790
Earnings (loss) from equity method investments	—	2,699	5,546	(5,331)	38,606	41,520
Income from sales of real estate	—	—	82,603	4,055	—	86,658
Income (loss) from discontinued operations(4)	—	1,484	1,251	—	—	2,735
Gain from discontinued operations	—	3,395	18,838	—	—	22,233
Revenue and other earnings	112,763	155,141	232,754	1,100	42,178	543,936
Real estate expense	—	(22,565)	(101,044)	(33,832)	—	(157,441)
Other expense	(1,625)	—	—	—	(6,425)	(8,050)
Allocated interest expense(5)	(74,377)	(80,034)	(49,114)	(30,368)	(32,332)	(266,225)
Allocated general and administrative(2)	(13,186)	(14,330)	(9,189)	(12,365)	(23,783)	(72,853)
Segment profit (loss)(3)	$23,575	$38,212	$73,407	$(75,465)	$(20,362)	$39,367
Other significant non-cash items:
Provision for (recovery of) loan losses	$5,489	$—	$—	$—	$—	$5,489
Impairment of assets(5)	—	1,176	12,449	728	—	14,353
Loss on transfer of interest to unconsolidated subsidiary	—	—	—	7,373	—	7,373
Depreciation and amortization(5)	—	38,582	30,599	1,105	1,244	71,530
Capitalized expenditures	—	34,076	41,131	36,346	—	111,553

Year Ended December 31, 2012
Operating lease income	$—	$149,058	$65,706	$1,527	$—	$216,291
Interest income	133,410	—	—	—	—	133,410
Other income	8,613	—	32,615	2,635	3,975	47,838
Total revenue	142,023	149,058	98,321	4,162	3,975	397,539
Earnings (loss) from equity method investments	—	2,632	25,142	(6,138)	81,373	103,009
Income from sales of real estate	—	—	63,472	—	—	63,472
Income (loss) from discontinued operations(4)	—	7,289	886	—	—	8,175
Gain from discontinued operations	—	27,257	—	—	—	27,257
Revenue and other earnings	142,023	186,236	187,821	(1,976)	85,348	599,452
Real estate expense	—	(23,886)	(100,258)	(27,314)	—	(151,458)
Other expense	(4,775)	—	—	—	(12,491)	(17,266)
Allocated interest expense(5)	(111,898)	(92,579)	(69,259)	(44,125)	(38,300)	(356,161)
Allocated general and administrative(2)	(14,263)	(10,618)	(7,572)	(7,405)	(25,705)	(65,563)
Segment profit (loss)(3)	$11,087	$59,153	$10,732	$(80,820)	$8,852	$9,004
Other significant non-cash items:
Provision for (recovery of) loan losses	$81,740	$—	$—	$—	$—	$81,740
Impairment of assets(5)	—	6,670	28,501	205	978	36,354
Depreciation and amortization(5)	—	39,250	28,450	1,276	1,810	70,786
Capitalized expenditures	—	10,994	51,579	20,497	—	83,070

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
As of December 31, 2014
Real estate
Real estate, net	—	1,188,160	628,271	860,283	—	2,676,714
Real estate available and held for sale	—	4,521	162,782	118,679	—	285,982
Total real estate	—	1,192,681	791,053	978,962	—	2,962,696
Loans receivable and other lending investments, net	1,377,843	—	—	—	—	1,377,843
Other investments	—	125,360	13,220	106,155	109,384	354,119
Total portfolio assets	$1,377,843	$1,318,041	$804,273	$1,085,117	$109,384	4,694,658
Cash and other assets						768,475
Total assets						$5,463,133

As of December 31, 2013
Real estate
Real estate, net	—	1,358,248	638,088	799,845	—	2,796,181
Real estate available and held for sale	—	—	228,328	132,189	—	360,517
Total real estate	—	1,358,248	866,416	932,034	—	3,156,698
Loans receivable and other lending investments, net	1,370,109	—	—	—	—	1,370,109
Other investments	—	16,408	16,032	29,765	145,004	207,209
Total portfolio assets	$1,370,109	$1,374,656	$882,448	$961,799	$145,004	4,734,016
Cash and other assets						907,995
Total assets						$5,642,011

Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not included in the other reportable segments above.

(2)	General and administrative excludes stock-based compensation expense of $13.3 million, $19.3 million and $15.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	The following is a reconciliation of segment profit (loss) to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Segment profit (loss)	$164,851	$39,367	$9,004
Less: (Provision for) recovery of loan losses	1,714	(5,489)	(81,740)
Less: Impairment of assets(4)	(34,634)	(14,353)	(36,354)
Less: Loss on transfer of interest to unconsolidated subsidiary	—	(7,373)	—
Less: Stock-based compensation expense	(13,314)	(19,261)	(15,293)
Less: Depreciation and amortization(4)	(73,571)	(71,530)	(70,786)
Less: Income tax (expense) benefit(4)	(3,912)	596	(8,445)
Less: Loss on early extinguishment of debt, net	(25,369)	(33,190)	(37,816)
Net income (loss)	$15,765	$(111,233)	$(241,430)

(4)	For the years ended December 31, 2013 and 2012, excludes certain amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

(5)	For the years ended December 31, 2013 and 2012, includes related amounts reclassified to discontinued operations on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16—Quarterly Financial Information (Unaudited)
The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2014:
Revenue	$109,950	$113,486	$129,843	$108,749
Net income (loss)	$(1,955)	$35,491	$(3,594)	$(14,177)
Earnings per common share data:
Net income (loss) attributable to iStar Financial Inc.
Basic(1)	$(13,270)	$22,327	$(16,207)	$(26,572)
Diluted(1)	$(13,270)	$27,608	$(16,207)	$(26,572)
Earnings per share
Basic	$(0.16)	$0.26	$(0.19)	$(0.31)
Diluted	$(0.16)	$0.21	$(0.19)	$(0.31)
Weighted average number of common shares
Basic	85,188	85,163	84,916	84,819
Diluted	85,188	130,160	84,916	84,819
Earnings per HPU share data:
Net income (loss) attributable to iStar Financial Inc.
Basic	$(442)	$744	$(542)	$(889)
Diluted	$(442)	$602	$(542)	$(889)
Earnings per share
Basic	$(29.47)	$49.60	$(36.13)	$(59.27)
Diluted	$(29.47)	$40.13	$(36.13)	$(59.27)
Weighted average number of HPU shares—basic and diluted	15	15	15	15
	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2013:
Revenue	$101,073	$95,696	$99,919	$94,102
Net income (loss)	$(45,992)	$(18,590)	$(14,398)	$(32,253)
Earnings per common share data:
Net income (loss) attributable to iStar Financial Inc.	$(57,934)	$(30,571)	$(26,001)	$(41,263)
Basic and diluted earnings per share	$(0.68)	$(0.36)	$(0.31)	$(0.49)
Weighted average number of common shares—basic and diluted	84,617	85,392	85,125	84,824
Earnings per HPU share data:
Net income (loss) attributable to iStar Financial Inc.	$(1,939)	$(1,016)	$(866)	$(1,381)
Basic and diluted earnings per share	$(129.26)	$(67.73)	$(57.74)	$(92.07)
Weighted average number of HPU shares—basic and diluted	15	15	15	15
Explanatory Note:
_______________________________________________________________________________

(1)
For the quarter ended September 30, 2014, includes net income attributable to iStar Financial Inc. and allocable to Participating Security Holders of $2 and $2 on a basic and dilutive basis, respectively.

iStar Financial Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
($ in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2012
Reserve for loan losses(1)(2)	$646,624	$81,740	$—	$(203,865)	$524,499
Allowance for doubtful accounts(2)	3,668	1,928	—	—	5,596
Allowance for deferred tax assets(2)	50,889	(9,833)	(176)	—	40,880
	$701,181	$73,835	$(176)	$(203,865)	$570,975
For the Year Ended December 31, 2013
Reserve for loan losses(1)(2)	$524,499	$5,489	$—	$(152,784)	$377,204
Allowance for doubtful accounts(2)	5,596	261	—	—	5,857
Allowance for deferred tax assets(2)	40,880	(4,473)	19,855	—	56,262
	$570,975	$1,277	$19,855	$(152,784)	$439,323
For the Year Ended December 31, 2014
Reserve for loan losses(1)(2)	$377,204	$(1,714)	$—	$(277,000)	$98,490
Allowance for doubtful accounts(2)	5,857	2,074	—	(4,285)	3,646
Allowance for deferred tax assets(2)	56,262	(6,246)	4,302	—	54,318
	$439,323	$(5,886)	$4,302	$(281,285)	$156,454

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 5 to the Company's Consolidated Financial Statements.

(2)	See Note 3 to the Company's Consolidated Financial Statements.

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2014
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Arizona	OAZ002	$—		$1,033	$6,652	$951	$1,033	$7,603	$8,636	$2,825	1999	40.0
Arizona	OAZ003	—		1,033	6,652	287	1,033	6,939	7,972	2,589	1999	40.0
Arizona	OAZ004	—		1,033	6,652	205	1,033	6,857	7,890	2,570	1999	40.0
Arizona	OAZ005	—		701	4,339	—	701	4,339	5,040	1,645	1999	40.0
Arizona	OAZ006	—		10,780	36,336	1,294	10,780	37,630	48,410	5,827	2011	40.0
California	OCA002	—		4,139	5,064	1,596	4,139	6,660	10,799	2,229	2002	40.0
Colorado	OCO001	—		1,757	16,930	6,476	1,757	23,406	25,163	8,823	1999	40.0
Colorado	OCO002	4,856	(1)	—	16,752	48	—	16,800	16,800	5,356	2002	40.0
Florida	OFL001	—		2,517	14,484	5,112	2,517	19,596	22,113	2,168	2010	40.0
Georgia	OGA001	—		905	6,744	45	905	6,789	7,694	3,142	1999	40.0
Georgia	OGA002	—		5,709	49,091	22,344	5,709	71,435	77,144	24,788	1999	40.0
Massachusetts	OMA001	12,581	(1)	1,600	21,947	285	1,600	22,232	23,832	7,126	2002	40.0
Maryland	OMD001	12,033	(1)	1,800	18,706	740	1,800	19,446	21,246	6,044	2002	40.0
Michigan	OMI001	—		5,374	137,956	243	5,374	138,199	143,573	25,622	2007	40.0
New Jersey	ONJ001	52,675		7,726	74,429	10	7,724	74,441	82,165	22,447	2002	40.0
New Jersey	ONJ002	11,517		1,008	13,763	(81)	1,008	13,682	14,690	3,725	2004	40.0
New Jersey	ONJ003	16,219	(1)	2,456	28,955	767	2,456	29,722	32,178	7,967	2004	40.0
Pennsylvania	OPA001	—		690	26,098	(49)	690	26,049	26,739	8,656	2001	40.0
Tennessee	OTN001	—		2,702	25,129	(17,064)	2,702	8,065	10,767	7,878	1999	40.0
Texas	OTX001	—		1,364	10,628	5,644	2,373	15,263	17,636	5,589	1999	40.0
Texas	OTX002	—		1,233	15,160	146	1,233	15,306	16,539	5,480	1999	40.0
Texas	OTX003	—		2,932	31,235	12,644	2,932	43,879	46,811	15,945	1999	40.0
Texas	OTX004	—		1,230	5,660	482	1,230	6,142	7,372	2,303	1999	40.0
Wisconsin	OWI001	—		1,875	13,914	(6,147)	1,875	7,767	9,642	4,696	1999	40.0
Subtotal		$109,881		$61,597	$593,276	$35,978	$62,604	$628,247	$690,851	$185,440
INDUSTRIAL FACILITIES:
Arizona	IAZ001	—		2,519	7,481	1,009	2,519	8,490	11,009	1,249	2009	40.0
Arizona	IAZ002	—		3,279	5,221	2,387	3,279	7,608	10,887	1,185	2009	40.0
California	ICA001	17,736	(1)	11,635	19,515	5,943	11,635	25,458	37,093	4,496	2007	40.0
California	ICA005	—	(1)	654	4,591	2,044	654	6,635	7,289	2,697	1999	40.0
California	ICA006	—		1,086	7,964	2,876	1,086	10,840	11,926	4,560	1999	40.0
California	ICA007	—	(1)	4,880	12,367	3,550	4,880	15,917	20,797	5,656	1999	40.0
California	ICA008	—	(1)	6,857	8,378	1,643	6,856	10,022	16,878	3,326	2002	40.0
California	ICA012	—	(1)	3,044	3,716	3,643	3,044	7,359	10,403	2,266	2002	40.0
California	ICA013	—	(1)	2,633	3,219	290	2,633	3,509	6,142	1,240	2002	40.0

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2014
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
California	ICA014	—		4,600	5,627	4,039	4,600	9,666	14,266	2,434	2002	40.0
California	ICA015	—		5,617	6,877	5,501	5,619	12,376	17,995	6,618	2002	40.0
California	ICA016	27,456		15,708	27,987	7,619	15,708	35,606	51,314	14,473	2004	40.0
California	ICA017	—		808	8,306	588	808	8,894	9,702	3,241	1999	40.0
Colorado	ICO001	—		832	1,379	—	832	1,379	2,211	289	2006	40.0
Florida	IFL002	15,365	(1)	3,510	20,846	8,279	3,510	29,125	32,635	4,795	2007	40.0
Florida	IFL004	—		3,048	8,676	—	3,048	8,676	11,724	3,290	1999	40.0
Florida	IFL005	—		1,612	4,586	(1,408)	1,241	3,549	4,790	784	1999	40.0
Florida	IFL006	—		1,476	4,198	(4,497)	450	727	1,177	521	1999	40.0
Georgia	IGA001	13,373	(1)	2,791	24,637	349	2,791	24,986	27,777	4,488	2007	40.0
Indiana	IIN001	—		462	9,224	—	462	9,224	9,686	2,303	2007	40.0
Massachusetts	IMA001	18,400	(1)	7,439	21,774	10,979	7,439	32,753	40,192	5,391	2007	40.0
Michigan	IMI001	—		598	9,814	1	598	9,815	10,413	2,476	2007	40.0
Minnesota	IMN001	—		403	1,147	(344)	1,206	—	1,206	—	1999	40.0
Minnesota	IMN002	—		6,705	17,690	—	6,225	18,170	24,395	4,502	2005	40.0
North Carolina	INC001	—		680	5,947	—	680	5,947	6,627	1,543	2004	40.0
New Jersey	INJ001	21,340	(1)	8,368	15,376	21,141	8,368	36,517	44,885	6,085	2007	40.0
New York	INY001	—		1,796	5,108	4	1,796	5,112	6,908	1,939	1999	40.0
Texas	ITX003	—		3,617	3,432	—	3,617	3,432	7,049	719	2006	40.0
Texas	ITX004	13,278	(1)	1,631	27,858	(416)	1,631	27,442	29,073	4,872	2007	40.0
Texas	ITX005	—		1,314	8,903	46	1,314	8,949	10,263	3,389	1999	40.0
Virginia	IVA001	14,321	(1)	2,619	28,481	142	2,619	28,623	31,242	5,139	2007	40.0
Subtotal		$141,269		$112,221	$340,325	$75,408	$111,148	$416,806	$527,954	$105,966
LAND:
Arizona	LAZ001	—		96,700	—	—	96,700	—	96,700	—	2010	0.0
Arizona	LAZ002	—	(1)	13,170	5,144	64	13,170	5,208	18,378	472	2011	40.0
California	LCA002	—		28,464	2,836	(11,000)	17,464	2,836	20,300	2,409	2010	40.0
California	LCA003	—		87,300	—	(11,330)	75,970	—	75,970	—	2009	0.0
California	LCA004	—		68,155	—	(21,405)	46,750	—	46,750	—	2000	0.0
California	LCA005	—		84,100	—	5,628	89,728	—	89,728	—	2010	0.0
California	LCA006	—		59,100	—	—	59,100	—	59,100	—	2010	0.0
California	LCA008	—		30,500	—	—	30,500	—	30,500	—	2011	0.0
California	LCA009	—		4,095	8,323	1,638	4,095	9,961	14,056	3,507	1999	40.0
Florida	LFA001	—		7,600	—	—	7,600	—	7,600	—	2009	0.0
Florida	LFA002	—		8,100	—	—	8,100	—	8,100	—	2009	0.0
Florida	LFA003	—		26,600	—	27,218	26,600	27,218	53,818	—	2010	0.0

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2014
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Florida	LFA004	—	10,440	—	—	10,440	—	10,440	—		2013	0.0
Florida	LFA005	—	9,300	—	—	9,300	—	9,300	—		2010	0.0
Florida	LFA006	—	9,300	—	—	9,300	—	9,300	—		2012	0.0
Florida	LFA007	—	5,883	—	—	5,883	—	5,883	—		2014	0.0
Georgia	LGA001	—	3,800	—	—	3,800	—	3,800	—		2013	0.0
Georgia	LGA002	—	1,400	—	—	1,400	—	1,400	—		2013	0.0
Maryland	LMD001	—	102,938	—	—	102,938	—	102,938	—		2009	0.0
Maryland	LMD002	—	2,486	—	—	2,486	—	2,486	326		1999	70.0
New Jersey	LNJ001	—	43,300	—	38,632	81,932	—	81,932	163	(3)	2009	0.0
New York	LNY001	—	52,461	—	2,525	52,461	2,525	54,986	—		2009	0.0
New York	LNY002	—	58,900	—	(9,506)	49,394	—	49,394	—		2011	0.0
New York	LNY003	—	3,277	—	3,825	3,277	3,825	7,102	—		2013	0.0
Oregon	LOR001	—	3,674	—	215	3,674	215	3,889	—		2012	0.0
Oregon	LOR002	—	20,326	—	(9,558)	10,768	—	10,768	—		2012	0.0
Texas	LTX001	—	3,375	—	—	3,375	—	3,375	—		2005	0.0
Texas	LTX002	—	3,621	—	—	3,621	—	3,621	—		2005	0.0
Virginia	LVA001	—	60,814	—	27,115	87,929	—	87,929	1,554	(3)	2009	0.0
Virginia	LVA001	—	11,324	—	(8,017)	3,307	—	3,307	—		2009	0.0
Subtotal		$—	$920,503	$16,303	$36,044	$921,062	$51,788	$972,850	$8,431
ENTERTAINMENT:
Alabama	EAL001	—	277	359	(1)	277	358	635	97		2004	40.0
Alabama	EAL002	—	319	414	1	319	415	734	112		2004	40.0
Arizona	EAZ001	—	793	1,027	3	793	1,030	1,823	278		2004	40.0
Arizona	EAZ002	—	521	673	(1)	521	672	1,193	183		2004	40.0
Arizona	EAZ003	—	305	394	(1)	305	393	698	107		2004	40.0
Arizona	EAZ004	—	630	815	2	630	817	1,447	221		2004	40.0
Arizona	EAZ005	—	590	764	2	590	766	1,356	207		2004	40.0
Arizona	EAZ006	—	476	616	(1)	476	615	1,091	167		2004	40.0
Arizona	EAZ007	—	654	845	(1)	654	844	1,498	229		2004	40.0
Arizona	EAZ008	—	666	862	(2)	666	860	1,526	233		2004	40.0
Arizona	EAZ009	—	460	596	2	460	598	1,058	161		2004	40.0
California	ECA001	—	1,097	1,421	3	1,097	1,424	2,521	384		2004	40.0
California	ECA002	—	434	560	2	434	562	996	152		2004	40.0
California	ECA003	—	332	429	1	332	430	762	116		2004	40.0
California	ECA004	—	1,642	2,124	(4)	1,642	2,120	3,762	575		2004	40.0
California	ECA005	—	676	876	2	676	878	1,554	237		2004	40.0

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2014
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
California	ECA006	—	720	932	2	720	934	1,654	252	2004	40.0
California	ECA007	—	574	743	(1)	574	742	1,316	201	2004	40.0
California	ECA008	—	392	508	(1)	392	507	899	137	2004	40.0
California	ECA009	—	358	464	(1)	358	463	821	126	2004	40.0
California	ECA010	—	—	18,000	—	—	18,000	18,000	4,760	2003	40.0
California	ECA011	—	852	1,101	(2)	852	1,099	1,951	298	2004	40.0
California	ECA012	—	1,572	2,034	5	1,572	2,039	3,611	551	2004	40.0
California	ECA013	—	—	1,953	25,772	—	27,725	27,725	4,042	2008	40.0
California	ECA014	—	659	852	(2)	659	850	1,509	231	2004	40.0
California	ECA015	—	562	729	1	562	730	1,292	197	2004	40.0
California	ECA016	—	896	1,159	(2)	896	1,157	2,053	314	2004	40.0
Colorado	ECO001	—	466	602	(1)	466	601	1,067	163	2004	40.0
Colorado	ECO002	—	640	827	3	640	830	1,470	224	2004	40.0
Colorado	ECO003	—	729	944	2	729	946	1,675	255	2004	40.0
Colorado	ECO004	—	536	694	(1)	536	693	1,229	188	2004	40.0
Colorado	ECO005	—	412	533	2	412	535	947	144	2004	40.0
Colorado	ECO006	—	901	1,165	(2)	901	1,163	2,064	316	2004	40.0
Connecticut	ECT001	—	1,097	1,420	(2)	1,097	1,418	2,515	385	2004	40.0
Connecticut	ECT002	—	330	426	1	330	427	757	115	2004	40.0
Delaware	EDE001	—	1,076	1,390	7	1,076	1,397	2,473	377	2004	40.0
Florida	EFL001	—	—	41,809	—	—	41,809	41,809	15,198	2005	27.0
Florida	EFL002	—	412	531	—	412	531	943	144	2004	40.0
Florida	EFL003	—	6,550	—	17,118	6,533	17,135	23,668	3,281	2006	40.0
Florida	EFL004	—	1,067	1,382	4	1,067	1,386	2,453	374	2004	40.0
Florida	EFL005	—	340	439	(1)	340	438	778	119	2004	40.0
Florida	EFL006	—	401	520	1	401	521	922	141	2004	40.0
Florida	EFL007	—	507	655	(1)	507	654	1,161	178	2004	40.0
Florida	EFL008	—	282	364	(1)	282	363	645	99	2004	40.0
Florida	EFL009	—	352	455	1	352	456	808	123	2004	40.0
Florida	EFL011	—	437	567	1	437	568	1,005	153	2004	40.0
Florida	EFL012	—	532	689	1	532	690	1,222	186	2004	40.0
Florida	EFL014	—	486	629	2	486	631	1,117	170	2004	40.0
Florida	EFL016	—	497	643	(1)	497	642	1,139	174	2004	40.0
Florida	EFL018	—	643	833	(2)	643	831	1,474	225	2004	40.0
Florida	EFL019	—	4,200	18,272	—	4,200	18,272	22,472	4,497	2005	40.0
Florida	EFL020	—	551	714	(2)	551	712	1,263	193	2004	40.0

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2014
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Florida	EFL021	—	364	470	(1)	364	469	833	127	2004	40.0
Florida	EFL022	—	507	656	2	507	658	1,165	178	2004	40.0
Florida	EFL023	—	—	19,337	—	—	19,337	19,337	4,759	2005	40.0
Georgia	EGA001	—	510	660	(2)	510	658	1,168	179	2004	40.0
Georgia	EGA002	—	286	371	1	286	372	658	100	2004	40.0
Georgia	EGA003	—	474	613	1	474	614	1,088	166	2004	40.0
Georgia	EGA004	—	581	752	2	581	754	1,335	203	2004	40.0
Georgia	EGA005	—	718	930	(2)	718	928	1,646	252	2004	40.0
Georgia	EGA006	—	546	706	2	546	708	1,254	191	2004	40.0
Georgia	EGA007	—	502	651	(1)	502	650	1,152	176	2004	40.0
Illinois	EIL001	—	335	434	1	335	435	770	117	2004	40.0
Illinois	EIL002	—	481	622	1	481	623	1,104	168	2004	40.0
Illinois	EIL003	—	8,803	57	30,479	8,803	30,536	39,339	5,583	2006	40.0
Illinois	EIL004	—	433	560	(2)	433	558	991	152	2004	40.0
Illinois	EIL005	—	431	557	(1)	431	556	987	151	2004	40.0
Indiana	EIN001	—	542	701	(1)	542	700	1,242	190	2004	40.0
Kentucky	EKY001	—	417	539	1	417	540	957	146	2004	40.0
Kentucky	EKY002	—	365	473	(1)	365	472	837	128	2004	40.0
Massachusetts	EMA001	—	523	678	(2)	523	676	1,199	183	2004	40.0
Massachusetts	EMA002	—	548	711	1	548	712	1,260	192	2004	40.0
Massachusetts	EMA003	—	519	672	(2)	519	670	1,189	182	2004	40.0
Massachusetts	EMA004	—	344	445	1	344	446	790	120	2004	40.0
Maryland	EMD001	—	428	554	1	428	555	983	150	2004	40.0
Maryland	EMD002	—	575	745	2	575	747	1,322	202	2004	40.0
Maryland	EMD003	—	362	468	(1)	362	467	829	127	2004	40.0
Maryland	EMD004	—	884	1,145	(3)	884	1,142	2,026	310	2004	40.0
Maryland	EMD006	—	399	518	(1)	399	517	916	140	2004	40.0
Maryland	EMD007	—	649	839	(2)	649	837	1,486	227	2004	40.0
Maryland	EMD008	—	366	473	—	366	473	839	128	2004	40.0
Maryland	EMD009	—	398	516	(1)	398	515	913	140	2004	40.0
Maryland	EMD011	—	1,126	1,458	3	1,126	1,461	2,587	394	2004	40.0
Michigan	EMI002	—	516	667	(1)	516	666	1,182	181	2004	40.0
Michigan	EMI003	—	554	718	2	554	720	1,274	194	2004	40.0
Michigan	EMI004	—	387	500	(1)	387	499	886	136	2004	40.0
Michigan	EMI005	—	533	691	(2)	533	689	1,222	187	2004	40.0
Minnesota	EMN001	—	666	861	(2)	666	859	1,525	233	2004	40.0

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2014
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Minnesota	EMN002	—	2,962	—	15,384	2,962	15,384	18,346	3,078	2006	40.0
Minnesota	EMN004	—	2,437	8,715	679	2,437	9,394	11,831	2,292	2006	40.0
Missouri	EMO001	—	334	432	1	334	433	767	117	2004	40.0
Missouri	EMO002	—	404	523	(2)	404	521	925	142	2004	40.0
Missouri	EMO003	—	462	597	(1)	462	596	1,058	162	2004	40.0
Missouri	EMO004	—	878	1,139	3	878	1,142	2,020	308	2004	40.0
North Carolina	ENC001	—	397	513	1	397	514	911	139	2004	40.0
North Carolina	ENC002	—	476	615	(1)	476	614	1,090	167	2004	40.0
North Carolina	ENC003	—	410	530	(1)	410	529	939	144	2004	40.0
North Carolina	ENC004	—	402	520	(1)	402	519	921	141	2004	40.0
North Carolina	ENC005	—	948	1,227	3	948	1,230	2,178	332	2004	40.0
North Carolina	ENC006	—	259	336	(1)	259	335	594	91	2004	40.0
North Carolina	ENC007	—	349	452	1	349	453	802	122	2004	40.0
North Carolina	ENC008	—	640	828	2	640	830	1,470	224	2004	40.0
North Carolina	ENC009	—	409	531	1	409	532	941	143	2004	40.0
North Carolina	ENC010	—	965	1,249	(3)	965	1,246	2,211	338	2004	40.0
North Carolina	ENC011	—	475	615	1	475	616	1,091	166	2004	40.0
North Carolina	ENC012	—	494	638	(1)	494	637	1,131	173	2004	40.0
New Jersey	ENJ001	—	1,560	2,019	(4)	1,560	2,015	3,575	547	2004	40.0
New Jersey	ENJ002	—	830	1,075	2	830	1,077	1,907	291	2004	40.0
Nevada	ENV001	—	440	569	(1)	440	568	1,008	154	2004	40.0
New York	ENY001	—	603	779	(1)	603	778	1,381	211	2004	40.0
New York	ENY002	—	442	571	2	442	573	1,015	155	2004	40.0
New York	ENY004	—	385	499	(1)	385	498	883	135	2004	40.0
New York	ENY005	—	350	453	1	350	454	804	123	2004	40.0
New York	ENY006	—	326	421	2	326	423	749	114	2004	40.0
New York	ENY007	—	494	640	2	494	642	1,136	173	2004	40.0
New York	ENY008	—	320	414	(1)	320	413	733	112	2004	40.0
New York	ENY009	—	399	516	(1)	399	515	914	140	2004	40.0
New York	ENY010	—	959	1,240	(3)	959	1,237	2,196	336	2004	40.0
New York	ENY011	—	587	761	2	587	763	1,350	206	2004	40.0
New York	ENY012	—	521	675	(2)	521	673	1,194	183	2004	40.0
New York	ENY013	—	711	920	2	711	922	1,633	249	2004	40.0
New York	ENY014	—	558	723	(2)	558	721	1,279	196	2004	40.0
New York	ENY015	—	747	967	3	747	970	1,717	262	2004	40.0
New York	ENY016	—	683	885	(2)	683	883	1,566	240	2004	40.0

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2014
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
New York	ENY017	—	1,492	1,933	4	1,492	1,937	3,429	523	2004	40.0
New York	ENY018	—	1,471	1,904	(4)	1,471	1,900	3,371	516	2004	40.0
Ohio	EOH001	—	434	562	1	434	563	997	152	2004	40.0
Ohio	EOH002	—	967	1,252	(2)	967	1,250	2,217	339	2004	40.0
Ohio	EOH003	—	281	365	(1)	281	364	645	99	2004	40.0
Ohio	EOH004	—	393	508	2	393	510	903	138	2004	40.0
Oklahoma	EOK001	—	431	557	(1)	431	556	987	151	2004	40.0
Oklahoma	EOK002	—	954	1,235	3	954	1,238	2,192	334	2004	40.0
Oregon	EOR002	—	393	508	(1)	393	507	900	138	2004	40.0
Pennsylvania	EPA001	—	407	527	1	407	528	935	143	2004	40.0
Pennsylvania	EPA002	—	421	544	2	421	546	967	147	2004	40.0
Pennsylvania	EPA003	—	409	528	(1)	409	527	936	143	2004	40.0
Pennsylvania	EPA004	—	407	527	(1)	407	526	933	143	2004	40.0
Puerto Rico	EPR001	—	950	1,230	3	950	1,233	2,183	333	2004	40.0
Rhode Island	ERI001	—	850	1,100	(2)	850	1,098	1,948	298	2004	40.0
South Carolina	ESC002	—	332	429	1	332	430	762	116	2004	40.0
South Carolina	ESC003	—	924	1,196	3	924	1,199	2,123	324	2004	40.0
Tennessee	ETN001	—	260	338	—	260	338	598	91	2004	40.0
Texas	ETX001	—	1,045	1,353	3	1,045	1,356	2,401	366	2004	40.0
Texas	ETX002	—	593	767	(2)	593	765	1,358	208	2004	40.0
Texas	ETX004	—	838	1,083	(2)	838	1,081	1,919	294	2004	40.0
Texas	ETX005	—	528	682	(1)	528	681	1,209	185	2004	40.0
Texas	ETX006	—	480	622	(1)	480	621	1,101	168	2004	40.0
Texas	ETX007	—	975	1,261	(3)	975	1,258	2,233	342	2004	40.0
Texas	ETX008	—	1,108	1,433	(3)	1,108	1,430	2,538	388	2004	40.0
Texas	ETX009	—	425	549	(56)	425	493	918	140	2004	40.0
Texas	ETX010	—	518	671	2	518	673	1,191	182	2004	40.0
Texas	ETX011	—	758	981	3	758	984	1,742	266	2004	40.0
Texas	ETX013	—	375	485	(1)	375	484	859	131	2004	40.0
Texas	ETX014	—	438	567	(1)	438	566	1,004	154	2004	40.0
Texas	ETX017	—	561	726	2	561	728	1,289	196	2004	40.0
Texas	ETX018	—	753	976	2	753	978	1,731	264	2004	40.0
Texas	ETX019	—	521	675	2	521	677	1,198	183	2004	40.0
Texas	ETX020	—	634	821	(1)	634	820	1,454	222	2004	40.0
Texas	ETX021	—	379	491	(1)	379	490	869	133	2004	40.0
Texas	ETX022	—	592	766	2	592	768	1,360	207	2004	40.0

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2014
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Utah	EUT001	—		624	808	2	624	810	1,434	219	2004	40.0
Virginia	EVA001	—		1,134	1,467	4	1,134	1,471	2,605	397	2004	40.0
Virginia	EVA002	—		845	1,094	2	845	1,096	1,941	296	2004	40.0
Virginia	EVA003	—		884	1,145	(2)	884	1,143	2,027	310	2004	40.0
Virginia	EVA004	—		953	1,233	(3)	953	1,230	2,183	334	2004	40.0
Virginia	EVA005	—		487	632	1	487	633	1,120	171	2004	40.0
Virginia	EVA006	—		425	550	(1)	425	549	974	149	2004	40.0
Virginia	EVA007	—		1,151	1,490	(3)	1,151	1,487	2,638	403	2004	40.0
Virginia	EVA008	—		546	707	2	546	709	1,255	191	2004	40.0
Virginia	EVA009	—		851	1,103	3	851	1,106	1,957	298	2004	40.0
Virginia	EVA010	—		819	1,061	2	819	1,063	1,882	287	2004	40.0
Virginia	EVA011	—		958	1,240	3	958	1,243	2,201	336	2004	40.0
Virginia	EVA012	—		788	1,020	(2)	788	1,018	1,806	276	2004	40.0
Virginia	EVA013	—		554	716	(1)	554	715	1,269	194	2004	40.0
Washington	EWA001	—		1,500	6,500	—	1,500	6,500	8,000	2,116	2003	40.0
Wisconsin	EWI001	—		521	673	4	521	677	1,198	183	2004	40.0
Wisconsin	EWI002	—		413	535	2	413	537	950	145	2004	40.0
Wisconsin	EWI003	—		542	702	(2)	542	700	1,242	190	2004	40.0
Wisconsin	EWI004	—		793	1,025	(2)	793	1,023	1,816	278	2004	40.0
Wisconsin	EWI005	—		1,124	1,455	10	1,124	1,465	2,589	394	2004	40.0
Subtotal		$—		$129,798	$248,396	$89,411	$129,781	$337,824	$467,605	$85,812
RETAIL:
Arizona	RAZ003	—		2,625	4,875	1,355	2,625	6,230	8,855	515	2009	40.0
Arizona	RAZ004	—		2,184	4,056	(1,588)	2,184	2,468	4,652	194	2009	40.0
Arizona	RAZ005	—	(1)	2,657	2,666	(277)	2,657	2,389	5,046	326	2011	40.0
California	RCA001	—		2,569	3,031	370	2,569	3,401	5,970	413	2010	40.0
Colorado	RCO001	—	(1)	2,631	279	5,195	2,607	5,498	8,105	1,048	2006	40.0
Florida	RFL003	—	(1)	3,950	—	10,285	3,908	10,327	14,235	2,147	2005	40.0
Hawaii	RHI001	—		3,393	21,155	(10,144)	3,393	11,011	14,404	1,895	2009	40.0
Illinois	RIL001	—	(1)	—	336	1,193	—	1,529	1,529	406	2010	40.0
Illinois	RIL002	—		14,934	29,675	5,606	14,934	35,281	50,215	2,961	2012	40.0
New Mexico	RNM001	—	(1)	1,733	—	8,370	1,705	8,398	10,103	1,592	2005	40.0
New York	RNY001	—	(1)	731	6,073	699	711	6,792	7,503	1,725	2005	40.0
Pennsylvania	RPA001	—		5,687	56,950	2,367	5,687	59,317	65,004	6,264	2011	40.0
South Carolina	RSC001	—		2,126	948	(723)	1,337	1,014	2,351	185	2007	40.0
Texas	RTX001	—	(1)	3,538	4,215	171	3,514	4,410	7,924	1,249	2005	40.0

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2014
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Texas	RTX002	—		1,225	2,275	(791)	1,225	1,484	2,709	—	2010	0.0
Texas	RTX003	—		630	1,170	(409)	630	761	1,391	—	2010	0.0
Utah	RUT001	—	(1)	3,502	—	5,975	3,502	5,975	9,477	1,226	2005	40.0
Virginia	RVA001	—		4,720	16,711	—	4,720	16,711	21,431	1,010	2011	40.0
Subtotal		$—		$58,835	$154,415	$27,654	$57,908	$182,996	$240,904	$23,156
HOTEL:
California	HCA002	—	(1)	4,394	27,030	(871)	4,394	26,159	30,553	11,311	1998	40.0
California	HCA003	—	(1)	3,308	20,623	(664)	3,308	19,959	23,267	8,614	1998	40.0
Colorado	HCO001	—	(1)	1,242	7,865	(253)	1,242	7,612	8,854	3,278	1998	40.0
Georgia	HGA001	—		6,378	25,514	858	6,378	26,372	32,750	3,700	2010	40.0
Hawaii	HHI001	—	(1)	17,996	17,996	6,573	17,996	24,569	42,565	4,531	2009	40.0
Hawaii	HHI002	—		3,000	12,000	1,090	3,000	13,090	16,090	1,628	2009	40.0
Utah	HUT001	—	(1)	5,620	32,695	(1,058)	5,620	31,637	37,257	13,790	1998	40.0
Washington	HWA004	—	(1)	5,101	32,080	(1,031)	5,101	31,049	36,150	13,383	1998	40.0
Subtotal		$—		$47,039	$175,803	$4,644	$47,039	$180,447	$227,486	$60,235
APARTMENT/RESIDENTIAL:
Arizona	AAZ001	—		2,423	—	13,372	2,423	13,372	15,795	—	2010	0.0
California	ACA001	—		7,333	29,333	(33,290)	675	2,701	3,376	—	2009	0.0
California	ACA002	—		10,078	40,312	(43,252)	1,428	5,710	7,138	—	2007	0.0
Florida	AFL001	—		2,394	24,206	(26,420)	16	164	180	—	2009	0.0
Florida	AFL002	—		6,540	15,260	(21,800)	—	—	—	—	2010	0.0
Florida	AFL003	—		30,900	30,900	(56,430)	2,685	2,685	5,370	—	2011	0.0
Georgia	AGA001	—	(1)	2,963	11,850	10,323	5,027	20,109	25,136	—	2010	0.0
Hawaii	AHI001	—		8,080	12,120	(18,535)	666	999	1,665	—	2010	0.0
Hawaii	AHI003	—		3,483	9,417	(12,417)	130	353	483	—	2009	0.0
New Jersey	ANJ001	—		36,405	64,719	(100,639)	175	310	485	—	2009	0.0
Nevada	ANZ001	—		18,117	106,829	(117,328)	1,104	6,514	7,618	—	2009	0.0
Pennsylvania	APA001	—	(1)	44,438	82,527	(117,620)	3,271	6,074	9,345	—	2012	0.0
Pennsylvania	APA002	—		15,890	29,510	(8,356)	15,891	21,153	37,044	—	2012	0.0
Washington	AWA001	—		2,342	44,478	(44,703)	106	2,011	2,117	—	2009	0.0
Subtotal		$—		$191,386	$501,461	$(577,095)	$33,597	$82,155	$115,752	$—
MIXED USE:
Arizona	MAZ002	—		10,182	52,544	20,731	10,030	73,427	83,457	8,752	2011	40.0
California	MCA001	—		5,869	629	2	5,870	630	6,500	262	2010	40.0
Florida	MFL001	—		8,450	8,216	(2,405)	8,450	5,811	14,261	1,742	2008	40.0
Florida	MFL002	—		18,229	20,899	1,637	18,229	22,536	40,765	729	2014	40.0

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2014
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total		Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Florida	MFL003	—		2,507	8,155	1,224	2,507	9,379	11,886		332		2014	40.0
Florida	MFL004	—		4,201	14,652	882	4,201	15,534	19,735		418		2014	40.0
Georgia	MGA001	—	(1)	4,480	17,916	2,274	4,479	20,191	24,670		705		2010	40.0
Subtotal		$—		$53,918	$123,011	$24,345	$53,766	$147,508	$201,274		$12,940
Total		$251,150		$1,575,297	$2,152,990	$(283,611)	$1,416,905	$2,027,771	$3,444,676	(4) (5)	$481,980	(5)

Explanatory Notes:
_______________________________________________________________________________

(1)	Consists of properties pledged as collateral under the Company's secured credit facilities with a total book value of $381.6 million

(2)	Includes impairments and unit sales.

(3)	These properties have land improvements which have depreciable lives of 15 to 20 years.

(4)	The aggregate cost for Federal income tax purposes was approximately $3.78 billion at December 31, 2014.

(5)	Includes $13.1 million relating to accumulated depreciation for real estate assets held for sale as of December 31, 2014.

iStar Financial Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2014
($ in thousands)

1.     Reconciliation of Real Estate:
The following table reconciles Real Estate from January 1, 2012 to December 31, 2014:

	2014	2013	2012
Balance at January 1	$3,589,072	$3,763,310	$3,927,750
Improvements and additions	145,238	126,664	111,760
Acquisitions through foreclosure	77,867	31,764	269,100
Other acquisitions	4,666	69,379	—
Dispositions	(341,453)	(388,906)	(510,504)
Impairments	(30,714)	(13,139)	(34,796)
Balance at December 31	$3,444,676	$3,589,072	$3,763,310
2.     Reconciliation of Accumulated Depreciation:
The following table reconciles Accumulated Depreciation from January 1, 2012 to December 31, 2014:

	2014	2013	2012
Balance at January 1	$(432,374)	$(388,346)	$(356,810)
Additions	(62,299)	(59,208)	(59,968)
Dispositions	12,693	15,180	28,432
Balance at December 31	$(481,980)	$(432,374)	$(388,346)

iStar Financial Inc.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2014
($ in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)
Senior Mortgages:
Borrower A	Office	LIBOR + 5.25%	LIBOR + 5.25%	December 2017	IO	$—	$142,736	$140,553
Borrower B(3)	Mixed Use/Mixed Collateral	LIBOR + 8%	LIBOR + 8%	January 2017	IO	—	118,750	117,818
Borrower C	Mixed Use/Mixed Collateral	LIBOR + 6%	LIBOR + 6%	July 2017	IO	—	93,500	92,525
Borrower D	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	January 2015	IO	—	63,842	64,574
Borrower E(4)	Retail	LIBOR + 3%	LIBOR + 3%	July 2009	IO	—	46,075	24,270
Senior mortgages individually <3%	Apartment/Residential, Retail, Land, Industrial/R&D, Mixed Use/Mixed Collateral, Office, Hotel, Other	Fixed: 4% to 13% Variable: LIBOR + 2.75% to LIBOR + 8%	Fixed: 4% to 9.68% Variable: LIBOR + 2.75% to LIBOR + 8%	2015 to 2024			276,626	233,355
							741,529	673,095
Subordinate Mortgages:
Borrower F	Other	8%	8%	April 2015	IO	$100,000	25,000	24,992
Subordinate mortgages individually <3%	Retail, Hotel, Other	Fixed: 6.8% to 14%	Fixed: 8.12% to 14%	2015 to 2057			28,274	28,339
							53,274	53,331
Total mortgages							$794,803	$726,426

Explanatory Notes:
_______________________________________________________________________________

(1)	Amounts are presented net of asset-specific reserves of $64.4 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.

(2)	The carrying amount of mortgages approximated the federal income tax basis.

(3)	As of December 31, 2014, included a LIBOR interest rate floor of 0.25%.

(4)
Loan is in default with $46.1 million of principal that is more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status. As of December 31, 2014, included a LIBOR interest rate floor of 4.0%.

iStar Financial Inc.
Schedule IV—Mortgage Loans on Real Estate (Continued)
As of December 31, 2014
($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2012 to December 31, 2014(1):

	2014	2013	2012
Balance at January 1	$827,796	$1,421,654	$2,449,554
Additions:
New mortgage loans	476,332	19,249	2,205
Additions under existing mortgage loans	13,108	31,589	29,887
Other(2)	26,156	16,385	33,324
Deductions(3):
Collections of principal	(532,465)	(636,883)	(700,943)
Recovery of (provision for) loan losses	483	25,011	(121,869)
Transfers to real estate and equity investments	(84,912)	(49,100)	(270,359)
Amortization of premium	(72)	(109)	(145)
Balance at December 31	$726,426	$827,796	$1,421,654

Explanatory Notes:
_______________________________________________________________________________

(1)	Balances represent the carrying value of loans, which are net of asset specific reserves.

(2)	Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.

(3)	Amounts are presented net of charge-offs of $239.6 million, $152.8 million and $106.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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
Based upon their evaluation as of December 31, 2014, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
Management's Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the disclosure committee and other members of management, including the Chief Executive Officer and Chief Financial Officer, management carried out its evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2014.
The Company's internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.
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
Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2015 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2015 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2015 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2015 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2015 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Amended and Restated Charter of the Company (including the Articles Supplementary for each Series of the Company's Preferred Stock).(1)

3.2	Amended and Restated Bylaws of the Company.(2)

3.3	Articles Supplementary for High Performance Common Stock-Series 1.(4)

3.4	Articles Supplementary for High Performance Common Stock-Series 2.(4)

3.5	Articles Supplementary for High Performance Common Stock-Series 3.(4)

3.6	Articles Supplementary relating to Series E Preferred Stock.(5)

3.7	Articles Supplementary relating to Series F Preferred Stock.(29)

3.8	Articles Supplementary relating to Series G Preferred Stock.(7)

3.9	Articles Supplementary relating to Series I Preferred Stock.(9)

Exhibit Number	Document Description
3.10	Articles Supplementary relating to Series J Preferred Stock.(17)

4.1	Form of 77/8% Series E Cumulative Redeemable Preferred Stock Certificate.(5)

4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate.(6)

4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(7)

4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(9)

4.5	Form of 4.50% Series J Cumulative Convertible Perpetual Preferred Stock Certificate.(23)

4.6	Form of Stock Certificate for the Company's Common Stock.

4.7	Form of Global Note evidencing 5.85% Senior Notes due 2017 issued on March 9, 2007.(21)

4.8	Form of Global Note evidencing 5.875% Senior Notes due 2016 issued on February 21, 2006.(16)

4.9	Form of Global Note evidencing 6.05% Senior Notes due 2015 issued on April 21, 2005.(14)

4.10	Form of Global Note evidencing 9.0% Senior Series B Notes due 2017 issued on July 9, 2012.(26)

4.11	Form of Global Note evidencing 7.125% Senior Notes due 2018 issued on November 13, 2012.(27)

4.12	Form of Global Note evidencing 3.00% Convertible Senior Notes due 2016 issued on November 13, 2012.(27)

4.13	Form of Global Note evidencing 3.875% Senior Notes due 2016 issued on May 10, 2013.(28)

4.14	Form of Global Note evidencing 4.875% Senior Notes due 2018 issued on May 10, 2013.(28)

4.15	Form of Rule 144A Global Note evidencing 1.50% Convertible Senior Notes due 2016 issued on November 19, 2013.(11)

4.16	Form of Global Note, No. 1-A evidencing 4.00% Senior Notes due 2017 issued on June 13, 2014.(30)

4.17	Form of Global Note, No. 1-B evidencing 4.00% Senior Notes due 2017 issued on June 13, 2014.(30)

4.18	Form of Global Note, No. 2-A evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(30)

4.19	Form of Global Note, No. 2-B evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(30)

4.20	Eighth Supplemental Indenture, dated as of April 21, 2005, governing the 6.05% Senior Notes due 2015.(15)

4.21	Eleventh Supplemental Indenture, dated as of February 21, 2006, governing the 5.875% Senior Notes due 2016.(16)

4.22	Seventeenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.85% Senior Notes due 2017.(20)

4.23	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(3)

4.24	Indenture, dated as of May 8, 2012, between the Company and U.S. Bank National Association governing the 9.0% Senior Series B Notes due 2017.(25)

4.25	Twenty-First Supplemental Indenture, dated as of November 13, 2012 governing the 7.125% Senior Notes due 2018.(27)

4.26	Twenty-Second Supplemental Indenture, dated as of November 13, 2012 governing the 3.00% Convertible Senior Notes due 2016.(27)

4.27	Twenty-Third Supplemental Indenture, dated as of May 10, 2013, governing the 3.875% Senior Notes due 2016.(28)

Exhibit Number	Document Description
4.28	Twenty-Fourth Supplemental Indenture, dated as of May 10, 2013, governing the 4.875% Senior Notes due 2018.(28)

4.29	Twenty-Sixth Supplemental Indenture, dated June 13, 2014, governing the 4.00% Senior Notes due 2017.(30)

4.30	Twenty-Seventh Supplemental Indenture, dated June 13, 2014, governing the 5.00% Senior Notes due 2019.(30)

10.1	iStar Financial Inc. 2007 Incentive Compensation Plan.(31)

10.2	iStar Financial Inc. 2009 Long Term Incentive Compensation Plan.(18)

10.3	iStar Financial Inc. 2013 Performance Incentive Plan.(18)

10.4	Non-Employee Directors' Deferral Plan.(10)

10.5	Form of Restricted Stock Unit Award Agreement.(19)

10.6	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(22)

10.7	Form of Award Agreement For Investment Pool.

10.8
Credit Agreement, dated as of March 19, 2012, by the Company, the banks set forth therein and Barclays Bank PLC, as administrative agent, Bank Of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent.(24)

10.9	Security Agreement, dated as of March 19, 2012, made by the Company, and the other parties thereto in favor of Barclays Bank PLC, as administrative agent.(24)

12.1	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.

12.2	Computation of Ratio of Adjusted EBITDA to interest expense and preferred dividends.

14.0	iStar Financial Inc. Code of Conduct.(12)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

100	XBRL-related documents

101	Interactive data file
Explanatory Notes:
________________________________________________________________________

(1)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 25, 2013.

(3)	Incorporated by reference from the Company's Form S-3 Registration Statement filed on February 12, 2001.

(4)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

(5)	Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.

(6)	Incorporated by reference from the Company's Current Report on Form 8-A filed on September 25, 2003.

(7)	Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.

(8)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(9)	Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.

(10)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 28, 2004.

(11)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 19, 2013.

(12)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(13)	Incorporated by reference from Falcon Financial Investment Trust's Form 8-K filed on January 24, 2005.

(14)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 20, 2005.

(15)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

(16)	Incorporated by reference from the Company's Current Report on Form 8-K filed on February 24, 2006.

(17)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 18, 2013.

(18)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 11, 2014.

(19)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.

(20)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 15, 2007.

(21)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007.

(22)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.

(23)	Incorporated by reference from the Company's Current Report on Form 8-A filed on March 18, 2013.

(24)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 23, 2012.

(25)	Incorporated by reference from the Company's Current Report on Form 8-K filed on May 11, 2012.

(26)	Incorporated by reference from the Company's Form S-4 Registration Statement filed on June 8, 2012.

(27)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 19, 2012.

(28)	Incorporated by reference from the Company's Current Report on Form 8-K filed on May 16, 2013.

(29)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 30, 2003.

(30)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014.

(31)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 27, 2007.

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

iSTAR FINANCIAL INC. Registrant
Date:	March 2, 2015	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	March 2, 2015	/s/ DAVID DISTASO
David DiStaso Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2015	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	March 2, 2015	/s/ ROBERT W. HOLMAN, JR.
Robert W. Holman, Jr. Director

Date:	March 2, 2015	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	March 2, 2015	/s/ JOHN G. MCDONALD
John G. McDonald Director

Date:	March 2, 2015	/s/ DALE A. REISS
Dale A. Reiss Director

Date:	March 2, 2015	/s/ BARRY W. RIDINGS
Barry W. Ridings Director