Form 10-Q
period 2015-03-31
ISTAR FINANCIAL INC
filed 2015-05-04
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 30, 2015, there were 85,519,852 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	March 31, 2015	December 31, 2014
ASSETS
Real estate
Real estate, at cost	$2,988,670	$3,145,563
Less: accumulated depreciation	(452,397)	(468,849)
Real estate, net	2,536,273	2,676,714
Real estate available and held for sale	292,608	285,982
Total real estate	2,828,881	2,962,696
Loans receivable and other lending investments, net	1,537,846	1,377,843
Other investments	341,549	354,119
Cash and cash equivalents	625,352	472,061
Accrued interest and operating lease income receivable, net	18,450	16,367
Deferred operating lease income receivable	96,279	98,262
Deferred expenses and other assets, net	204,223	181,785
Total assets	$5,652,580	$5,463,133
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$158,251	$180,902
Debt obligations, net	4,261,528	4,022,684
Total liabilities	4,419,779	4,203,586
Commitments and contingencies	—	—
Redeemable noncontrolling interests	13,203	11,199
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (see Note 11)	4	4
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 146,181 issued and 85,520 outstanding at March 31, 2015 and 145,807 issued and 85,191 outstanding at December 31, 2014	146	146
Additional paid-in capital	4,007,540	4,007,514
Retained earnings (deficit)	(2,579,771)	(2,556,469)
Accumulated other comprehensive income (loss) (see Note 11)	(5,116)	(971)
Treasury stock, at cost, $0.001 par value, 60,661 shares at March 31, 2015 and 60,617 shares at December 31, 2014	(263,512)	(262,954)
Total iStar Financial Inc. shareholders' equity	1,169,113	1,197,092
Noncontrolling interests	50,485	51,256
Total equity	1,219,598	1,248,348
Total liabilities and equity	$5,652,580	$5,463,133
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Operating lease income	$59,139	$62,108
Interest income	34,896	27,914
Other income	10,564	14,584
Land development revenue	8,258	4,143
Total revenues	112,857	108,749
Costs and expenses:
Interest expense	54,632	57,456
Real estate expense	39,634	42,613
Land development cost of sales	6,891	3,654
Depreciation and amortization	18,501	18,613
General and administrative	20,753	19,788
Provision for (recovery of) loan losses	4,293	(3,400)
Impairment of assets	—	2,979
Other expense	2,123	221
Total costs and expenses	146,827	141,924
Income (loss) before earnings from equity method investments and other items	(33,970)	(33,175)
Loss on early extinguishment of debt, net	(168)	(1,180)
Earnings from equity method investments	6,547	3,177
Income (loss) from continuing operations before income taxes	(27,591)	(31,178)
Income tax (expense) benefit	(5,878)	507
Income (loss) from continuing operations(1)	(33,469)	(30,671)
Income from sales of real estate	21,156	16,494
Net income (loss)	(12,313)	(14,177)
Net (income) loss attributable to noncontrolling interests	1,841	(454)
Net income (loss) attributable to iStar Financial Inc.	(10,472)	(14,631)
Preferred dividends	(12,830)	(12,830)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	749	889
Net income (loss) allocable to common shareholders	$(22,553)	$(26,572)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations—Basic and diluted	$(0.26)	$(0.31)
Net income (loss) attributable to iStar Financial Inc.—Basic and diluted	$(0.26)	$(0.31)
Weighted average number of common shares—Basic and diluted	85,497	84,819
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations—Basic and diluted	$(49.93)	$(59.27)
Net income (loss) attributable to iStar Financial Inc.—Basic and diluted	$(49.93)	$(59.27)
Weighted average number of HPU share—Basic and diluted	15	15
Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. was $(31.6) million and $(31.3) million for the three months ended March 31, 2015 and 2014, respectively. See Note 13 for details on the calculation of earnings per share.

(2)	HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(3)
Participating Security holders are non-employee directors who hold common stock equivalents and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (see Note 12 and Note 13).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net income (loss)	$(12,313)	$(14,177)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	(2,531)	—
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	150	135
Unrealized gains/(losses) on available-for-sale securities	(575)	68
Unrealized gains/(losses) on cash flow hedges	(945)	(1,762)
Unrealized gains/(losses) on cumulative translation adjustment	(244)	163
Other comprehensive income (loss)	(4,145)	(1,396)
Comprehensive income (loss)	(16,458)	(15,573)
Comprehensive (income) loss attributable to noncontrolling interests	1,844	(454)
Comprehensive income (loss) attributable to iStar Financial Inc.	$(14,614)	$(16,027)
Explanatory Notes:
_______________________________________________________________________________

(1)	Included in "Other income" on the Company's Consolidated Statements of Operations.

(2)
For the three months ended March 31, 2015 and 2014, $35 and $135, respectively, are included in "Interest expense" on the Company's Consolidated Statements of Operations. For the three months ended March 31, 2015, $115 is included in "Earnings from equity method investments" on the Company Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2015 and 2014
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$22	$4	$9,800	$146	$4,007,514	$(2,556,469)	$(971)	$(262,954)	$51,256	$1,248,348
Dividends declared—preferred	—	—	—	—	—	(12,830)	—	—	—	(12,830)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	3,054	—	—	—	—	3,054
Net income (loss) for the period(2)	—	—	—	—	—	(10,472)	—	—	(819)	(11,291)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(4,145)	—	—	(4,145)
Repurchase of stock	—	—	—	—	—	—	—	(558)	—	(558)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(3,028)	—	—	—	—	(3,028)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	52	52
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2015	$22	$4	$9,800	$146	$4,007,540	$(2,579,771)	$(5,116)	$(263,512)	$50,485	$1,219,598

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2015 and 2014
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$22	$4	$9,800	$144	$4,022,138	$(2,521,618)	$(4,276)	$(262,954)	$58,205	$1,301,465
Dividends declared—preferred	—	—	—	—	—	(12,830)	—	—	—	(12,830)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1	(8,589)	—	—	—	—	(8,588)
Net income (loss) for the period(2)	—	—	—	—	—	(14,631)	—	—	938	(13,693)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,396)	—	—	(1,396)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(246)	—	—	—	—	(246)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,595)	(2,595)
Balance at March 31, 2014	$22	$4	$9,800	$145	$4,013,303	$(2,549,079)	$(5,672)	$(262,954)	$56,548	$1,262,117

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the three months ended March 31, 2015 and 2014, net income (loss) shown above excludes $(1,022) and $(484) of net loss attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(12,313)	$(14,177)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	4,293	(3,400)
Impairment of assets	—	2,979
Depreciation and amortization	18,501	18,613
Payments for withholding taxes upon vesting of stock-based compensation	(1,683)	(13,456)
Non-cash expense for stock-based compensation	3,238	2,075
Amortization of discounts/premiums and deferred financing costs on debt	4,025	4,668
Amortization of discounts/premiums and deferred interest on loans	(19,303)	(12,527)
Earnings from equity method investments	(6,547)	(3,177)
Distributions from operations of equity method investments	3,946	8,630
Deferred operating lease income	(1,796)	(2,691)
Income from sales of real estate and land development	(22,523)	(16,983)
Other operating activities, net	2,463	1,725
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	(2,083)	(804)
Changes in deferred expenses and other assets, net	5,229	6,418
Changes in accounts payable, accrued expenses and other liabilities	(27,801)	(42,714)
Cash flows from operating activities	(52,354)	(64,821)
Cash flows from investing activities:
Investment originations and fundings	(188,044)	(193,943)
Capital expenditures on real estate assets	(34,669)	(27,902)
Acquisitions of real estate assets	—	(2,412)
Repayments of and principal collections on loans	34,992	102,928
Net proceeds from sales of loans	5,595	—
Net proceeds from sales of real estate	155,372	161,233
Distributions from other investments	4,260	19,558
Contributions to other investments	(1,231)	(22,978)
Other investing activities, net	7,671	(1,023)
Cash flows from investing activities	(16,054)	35,461
Cash flows from financing activities:
Borrowings from debt obligations	250,000	2,067
Repayments of debt obligations	(12,328)	(60,863)
Preferred dividends paid	(12,830)	(12,830)
Other financing activities, net	(3,143)	(2,984)
Cash flows from financing activities	221,699	(74,610)
Changes in cash and cash equivalents	153,291	(103,970)
Cash and cash equivalents at beginning of period	472,061	513,568
Cash and cash equivalents at end of period	$625,352	$409,598
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

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as amended on Form 10-K/A on March 27, 2015 (the "2014 Annual Report").
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
In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year. Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related Notes to conform to the 2015 presentation.
During the year ended December 31, 2014, the Company determined that its classification of proceeds received from land sales for the quarterly periods ended March 31, June 30 and September 30, 2014 was incorrectly classified as a component of cash flows from operating activities rather than cash flows from investing activities. The Company evaluated the impact on the previously issued statements of cash flows for the aforementioned periods and concluded that it was not material. However, in order to correctly present such cash flows, the Company will revise the amounts as those financial statements are presented in the respective 2015 quarterly filings. The impact of the correction for the three months ended March 31, 2014 is as follows:

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Consolidated VIEs—As of March 31, 2015, the Company consolidated 4 VIEs for which it is considered the primary beneficiary. At March 31, 2015, the total assets of these consolidated VIEs were $162.7 million and total liabilities were $13.3 million. The classifications of these assets are primarily within "Real estate, net" and "Other investments" on the Company's Consolidated Balance Sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company's total unfunded commitments related to consolidated VIEs was $38.8 million as of March 31, 2015.

Unconsolidated VIEs—As of March 31, 2015, 25 of the Company's investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of March 31, 2015, the Company's maximum exposure to loss from these investments does not exceed the sum of the $166.3 million carrying value of the investments, which are classified in "Other investments" on the Company's Consolidated Balance Sheets, and $22.7 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

As of March 31, 2015, the Company's significant accounting policies, which are detailed in the Company's 2014 Annual Report, have not changed materially.
New Accounting Pronouncements—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is evaluating the impact of the guidance on the Company's Consolidated Financial Statements.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12") which requires a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition in accordance with Topic 718, Compensation—Stock Compensation. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") which requires management to evaluate whether there is substantial doubt that the Company is able to continue operating as a going concern within one year after the date the financial statements are issued or available to be issued. If there is substantial doubt, additional disclosure is required, including the principal condition or event that raised the substantial doubt, the Company's evaluation of the condition or event in relation to its ability to meet its obligations and the Company's plan to alleviate (or, which is intended to alleviate) the substantial doubt. ASU 2014-15 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's Consolidated Financial Statements.
In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16") which eliminates the diversity in practice for the accounting for hybrid financial instruments issued in the form of a share. ASU 2014-16 requires management to consider all terms and features, whether stated or implied, of a hybrid instrument when determining whether the nature of the instrument is more akin to a debt instrument or an equity instrument. Embedded derivative features, which are accounted for separately from host contracts, should also be considered in the analysis of the hybrid instrument. ASU 2014-16 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's Consolidated Financial Statements.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which requires debt issuance costs to be presented as a deduction from the carrying value of the related debt obligation in the balance sheet, which is consistent with the presentation of debt discounts. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's Consolidated Financial Statements.
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Land	Total
As of March 31, 2015
Land and land improvements	$314,151	$141,043	$860,903	$1,316,097
Buildings and improvements	1,234,104	438,469	—	1,672,573
Less: accumulated depreciation and amortization	(370,818)	(72,822)	(8,757)	(452,397)
Real estate, net	1,177,437	506,690	852,146	2,536,273
Real estate available and held for sale	11,307	139,853	141,448	292,608
Total real estate	$1,188,744	$646,543	$993,594	$2,828,881
As of December 31, 2014
Land and land improvements	$311,890	$146,417	$868,650	$1,326,957
Buildings and improvements	1,240,593	578,013	—	1,818,606
Less: accumulated depreciation and amortization	(364,323)	(96,159)	(8,367)	(468,849)
Real estate, net	1,188,160	628,271	860,283	2,676,714
Real estate available and held for sale	4,521	162,782	118,679	285,982
Total real estate	$1,192,681	$791,053	$978,962	$2,962,696

Real Estate Available and Held for Sale—As of March 31, 2015 and December 31, 2014, the Company had $132.9 million and $155.8 million, respectively, of residential properties available for sale in its operating properties portfolio.

During the three months ended March 31, 2015, the Company reclassified residential units with a carrying value of $22.9 million to held for sale due to substantial completion of construction and active marketing of the units for sale. In addition, the Company reclassified net lease assets with a carrying value of $7.5 million, residential lots with a carrying value of $3.9 million and land with a carrying value of $2.8 million to held for sale due to executed contracts with third parties.

Acquisitions—The following acquisitions of real estate were reflected in the Company's Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 ($ in thousands):

	For the Three Months Ended March 31,
	2015	2014
Acquisitions of real estate assets	—	2,412	(1)

Explanatory Note:
_______________________________________________________________________________

(1)	During the three months ended March 31, 2014, the Company purchased one condominium unit for $2.4 million.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dispositions—During the three months ended March 31, 2015 and 2014, the Company sold residential condominiums for total net proceeds of $49.0 million and $47.7 million, respectively, and recorded income from sales of real estate totaling $17.6 million and $16.5 million, respectively. During the three months ended March 31, 2015, the Company sold residential lots from three of its master planned community properties, condominium units from an infill property and residential lots from another infill property for proceeds of $8.3 million which had associated cost of sales of $6.9 million. During the three months ended March 31, 2014, the Company sold residential lots from two of our master planned community properties for proceeds of $4.1 million and which had cost of sales of $3.7 million.
During the three months ended March 31, 2015, the Company, through a consolidated entity for which it has a 90% ownership interest, sold a leasehold interest in a commercial operating property for net proceeds of $93.5 million and simultaneously entered into a ground lease with an initial term of 99 years. In connection with this transaction, the Company recorded a lease incentive asset of $38.1 million, which is included in "Deferred expenses and other assets, net" on the Company's Consolidated Balance Sheets, and deferred a gain of $5.3 million, which is included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.
During the three months ended March 31, 2015, the Company sold a net lease asset for net proceeds of $4.9 million resulting in a gain of $3.5 million. The gain was recorded in "Income from sale of real estate" on the Company's Consolidated Statements of Operations.
During the three months ended March 31, 2014, the Company sold a net lease asset for net proceeds of $93.7 million which approximated carrying value to a newly formed unconsolidated entity in which the Company has a noncontrolling equity interest of 51.9% (see Note 6).
During the three months ended March 31, 2014, the Company sold properties with a carrying value of $6.7 million for proceeds that approximated carrying value. During the same period, the Company also sold a net lease asset for net proceeds of $7.8 million. The Company recorded an impairment loss of $3.0 million in connection with the sale.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $7.0 million and $8.5 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in "Operating lease income" on the Company's Consolidated Statements of Operations.
Redeemable Noncontrolling Interest—The Company has redeemable noncontrolling interests for which it records changes in the fair value over the redemption periods. At March 31, 2015 and December 31, 2014, the interest which is not currently redeemable had a carrying value of $9.3 million and $9.9 million, respectively, and an estimated redemption value of $23.6 million at both dates.
Allowance for Doubtful Accounts—As of March 31, 2015 and December 31, 2014, the allowance for doubtful accounts related to real estate tenant receivables was $1.4 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $2.4 million and $2.4 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 5—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	March 31, 2015	December 31, 2014
Senior mortgages	$876,765	$737,535
Corporate/Partnership loans	548,115	497,796
Subordinate mortgages	27,822	53,331
Total gross carrying value of loans	1,452,702	1,288,662
Reserves for loan losses	(102,783)	(98,490)
Total loans receivable, net	1,349,919	1,190,172
Other lending investments—securities	187,927	187,671
Total loans receivable and other lending investments, net(1)	$1,537,846	$1,377,843

Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of March 31, 2015 and December 31, 2014 includes accrued interest of $8.8 million and $7.0 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's Consolidated Balance Sheets.

During the three months ended March 31, 2015, the Company sold a loan with a carrying value of $5.5 million. No gain or loss was recognized as a result of the transaction. Gains and losses on sales of loans are included in "Other income" on the Company's Consolidated Statements of Operations.

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2015	2014
Reserve for loan losses at beginning of period	$98,490	$377,204
Provision for (recovery of) loan losses(1)	4,293	(3,400)
Charge-offs	—	(3,728)
Reserve for loan losses at end of period	$102,783	$370,076

Explanatory Note:
_______________________________________________________________________________

(1)	For the three months ended March 31, 2015 and 2014, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $0.2 million and $5.2 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of March 31, 2015
Loans	$137,045	$1,324,454	$1,461,499
Less: Reserve for loan losses	(64,783)	(38,000)	(102,783)
Total	$72,262	$1,286,454	$1,358,716
As of December 31, 2014
Loans	$139,672	$1,156,031	$1,295,703
Less: Reserve for loan losses	(64,990)	(33,500)	(98,490)
Total	$74,682	$1,122,531	$1,197,213

Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $0.2 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $11.5 million and $10.6 million as of March 31, 2015 and December 31, 2014, respectively.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of March 31, 2015		As of December 31, 2014
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$751,828	2.80	$611,009	2.73
Corporate/Partnership loans	552,601	3.83	501,620	3.88
Subordinate mortgages	28,129	3.61	53,836	2.87
Total	$1,332,558	3.24	$1,166,465	3.23

As of March 31, 2015, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$764,062	$20,693	$96,014	$116,707	$880,769
Corporate/Partnership loans	552,601	—	—	—	552,601
Subordinate mortgages	28,129	—	—	—	28,129
Total	$1,344,792	$20,693	$96,014	$116,707	$1,461,499

Explanatory Note:
_______________________________________________________________________________

(1)
As of March 31, 2015, the Company had 3 loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 5.0 to 6.0 years outstanding.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of March 31, 2015			As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	130,336	129,428	(64,440)	130,645	129,744	(64,440)
Corporate/Partnership loans	6,709	6,736	(343)	9,027	9,057	(550)
Total	137,045	136,164	(64,783)	139,672	138,801	(64,990)

Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of March 31, 2015 and December 31, 2014, certain loans modified through troubled debt restructurings with a recorded investment of $8.1 million and $10.4 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status. The Company did not have impaired loans with no related allowance recorded.

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$—	$—	$48,512	$501
Subtotal	—	—	48,512	501
With an allowance recorded:
Senior mortgages	130,491	17	578,041	53
Corporate/Partnership loans	7,868	9	93,565	65
Subtotal	138,359	26	671,606	118
Total:
Senior mortgages	130,491	17	626,553	554
Corporate/Partnership loans	7,868	9	93,565	65
Total	$138,359	$26	$720,118	$619

Troubled Debt Restructurings—During the three months ended March 31, 2015 and 2014, the Company did not modify any loans that were determined to be troubled debt restructurings.
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of March 31, 2015, there were no unfunded commitments associated with modified loans considered troubled debt restructurings.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of March 31, 2015
Available-for-Sale Securities
Municipal debt securities	$1,010	$1,010	$153	$1,163	$1,163
Held-to-Maturity Securities
Corporate debt securities	174,227	186,764	—	193,045	186,764
Total	$175,237	$187,774	$153	$194,208	$187,927
As of December 31, 2014
Available-for-Sale Securities
Municipal debt securities	$1,020	$1,020	$147	$1,167	$1,167
Held-to-Maturity Securities
Corporate debt securities	176,254	186,504	—	190,199	186,504
Total	$177,274	$187,524	$147	$191,366	$187,671

Note 6—Other Investments

The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value as of		Equity in Earnings for the Three Months Ended March 31,
	March 31, 2015	December 31, 2014	2015	2014
iStar Net Lease I LLC ("Net Lease Venture")	$124,464	$125,361	$1,633	$(362)
Other real estate equity investments	86,166	88,848	(1,302)	934
Other investments	50,725	63,262	1,733	3,334
Madison Funds	44,997	45,971	(37)	(402)
Marina Palms, LLC ("Marina Palms")	35,197	30,677	4,520	(327)
Total other investments	341,549	354,119	$6,547	$3,177

Net Lease Venture—During the three months ended March 31, 2014, the Company partnered with a sovereign wealth fund to form a new unconsolidated entity in which the Company has a noncontrolling equity interest of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's officers whose time is substantially devoted to the net lease venture own a total of 0.6% equity ownership in the venture via co-investment. These officers are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the three months ended March 31, 2014, the Company sold a net lease asset for net proceeds of $93.7 million, which approximated carrying value, to the venture. As of March 31, 2015 and December 31, 2014, the venture's carrying value of total assets was $346.8 million and $348.1 million, respectively.
Marina Palms—As of March 31, 2015, the Company owned a 47.5% equity interest and a $10.0 million preferred partnership interest in Marina Palms. As of March 31, 2015 and December 31, 2014, the venture's carrying value of total assets was $275.8 million and $265.7 million, respectively.
Other real estate equity investments—As of March 31, 2015, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 16% to 86%, comprised of investments of $12.3 million in operating properties and $73.7 million in land assets. As of December 31, 2014, the Company's real estate equity investments included $13.2 million in operating properties and $75.5 million in land assets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Madison Funds—As of March 31, 2015, the Company owned a 29.5% interest in Madison International Real Estate Fund II, LP ("MIRELF II"), a 32.9% interest in Madison International Real Estate Liquidity Fund III, LP ("MIRELF III"), a 32.9% interest in Madison International Real Estate Liquidity Fund III AIV, LP ("MIRELF III AIV") and a 29.5% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are VIEs and that the Company is not the primary beneficiary.
Other investments—As of March 31, 2015, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. During the three months ended March 31, 2015, the Company sold available-for-sale securities for proceeds of $7.3 million for realized gains of $2.5 million, which is included in "Other income" on the Company's Consolidated Statements of Operations. The amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method.
Summarized investee financial information—The following tables present the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries as of March 31, 2015 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Three Months Ended March 31, 2015
Marina Palms	$34,998	$(22,638)	$12,360
Net Lease Venture	7,829	(4,546)	3,146

For the Three Months Ended March 31, 2014
Marina Palms	$17	$(710)	$(693)
Net Lease Venture(1)	944	(1,642)	(698)

Explanatory Note:
_______________________________________________________________________________

(1)
The Company began accounting for its investment in Net Lease Venture under the equity method of accounting on February 13, 2014, when the venture was formed. The amounts in the Company's financial statements for the three months ended March 31, 2014 are based on the balances and results from Net Lease Venture for the period from February 13, 2014 to March 31, 2014.

Note 7—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2015	December 31, 2014
Intangible assets, net(1)	$80,429	$50,088
Other assets	36,599	37,085
Deferred financing fees, net(2)	35,494	36,774
Restricted cash	19,124	19,283
Leasing costs, net(3)	16,662	20,031
Other receivables	10,802	13,115
Corporate furniture, fixtures and equipment, net(4)	5,113	5,409
Deferred expenses and other assets, net	$204,223	$181,785

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Explanatory Notes:
_______________________________________________________________________________

(1)
Intangible assets, net are primarily related to the acquisition of real estate assets. This balance also includes a lease incentive asset of $38.1 million (see Note 4). Accumulated amortization on intangible assets was $35.6 million and $45.1 million as of March 31, 2015 and December 31, 2014, respectively. The amortization of above market leases decreased operating lease income on the Company's Consolidated Statements of Operations by $2.0 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. The amortization expense for other intangible assets was $1.5 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations.

(2)	Accumulated amortization on deferred financing fees was $18.3 million and $15.4 million as of March 31, 2015 and December 31, 2014, respectively.

(3)	Accumulated amortization on leasing costs was $8.6 million and $9.0 million as of March 31, 2015 and December 31, 2014, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $7.3 million and $7.1 million as of March 31, 2015 and December 31, 2014, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2015	December 31, 2014
Other liabilities(1)	$58,353	$48,256
Accrued interest payable	45,077	57,895
Accrued expenses	43,202	62,866
Intangible liabilities, net(2)	11,619	11,885
Accounts payable, accrued expenses and other liabilities	$158,251	$180,902

Explanatory Notes:
_______________________________________________________________________________

(1)
As of March 31, 2015 and December 31, 2014, "Other liabilities" includes $10.3 million and $6.8 million, respectively, related to a profit sharing payable to a developer for residential units sold. As of March 31, 2015 and December 31, 2014, "Other liabilities" also includes $7.5 million and $7.7 million, respectively, related to tax increment financing ("TIF") bonds which were issued by a governmental entity to fund the installation of infrastructure within one of the Company's master planned community developments. The balance represents a special assessment associated with each individual land parcel, which will decrease as the Company sells parcels.

(2)
Intangible liabilities, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible liabilities was $5.5 million and $6.2 million as of March 31, 2015 and December 31, 2014, respectively. The amortization of intangible liabilities increased operating lease income on the Company's Consolidated Statements of Operations by $0.4 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of
	March 31, 2015	December 31, 2014
Deferred tax assets(1)	$57,053	$54,318
Valuation allowance	(57,053)	(54,318)
Net deferred tax assets (liabilities)	$—	$—
Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of March 31, 2015 include timing differences related primarily to real estate basis of $39.1 million, investment basis of $6.2 million, deferred expenses of $5.6 million, and net operating loss carryforwards of $3.9 million. Deferred tax assets as of December 31, 2014, include timing differences related primarily to real estate basis of $39.3 million, investment basis of $5.9 million, net operating loss carryforwards of $4.1 million, and deferred expenses of $2.7 million.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Debt Obligations, net

As of March 31, 2015 and December 31, 2014, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	March 31, 2015	December 31, 2014
Secured credit facilities and term loans:
2012 Tranche A-2 Facility	$348,185	$358,504	LIBOR + 5.75%	(1)	March 2017
2015 Revolving Credit Facility	250,000	—	Various	(2)	March 2018
Term loans collateralized by net lease assets	246,792	248,955	4.851% - 7.26%	(3)	Various through 2026
Total secured credit facilities and term loans	844,977	607,459
Unsecured notes:
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	265,000	3.875%		July 2016
3.0% senior convertible notes(4)	200,000	200,000	3.0%		November 2016
1.50% senior convertible notes(5)	200,000	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	275,000	9.0%		June 2017
4.00% senior notes	550,000	550,000	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
5.00% senior notes	770,000	770,000	5.00%		July 2019
Total unsecured notes	3,326,890	3,326,890
Other debt obligations:
Other debt obligations	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	4,271,867	4,034,349
Debt discounts, net	(10,339)	(11,665)
Total debt obligations, net	$4,261,528	$4,022,684

Explanatory Notes:
_______________________________________________________________________________

(1)	The loan has a LIBOR floor of 1.25%. As of March 31, 2015, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

(2)
The loan bears interest at the Company's election of either (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.00% and subject to a margin ranging from 1.25% to 1.75%, or (ii) LIBOR subject to a margin ranging from 2.25% to 2.75%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019.

(3)	As of March 31, 2015 and December 31, 2014, includes a loan with a floating rate of LIBOR plus 2.00%. As of March 31, 2015, the weighted average interest rate of these loans is 5.3%.

(4)
The Company's 3.0% senior convertible fixed rate notes due November 2016 ("3.0% Convertible Notes") are convertible at the option of the holders, into 85.0 shares per $1,000 principal amount of 3.0% Convertible Notes, at $11.77 per share at any time prior to the close of business on November 14, 2016.

(5)
The Company's 1.50% senior convertible fixed rate notes due November 2016 ("1.50% Convertible Notes") are convertible at the option of the holders, into 57.8 shares per $1,000 principal amount of 1.50% Convertible Notes, at $17.29 per share at any time prior to the close of business on November 14, 2016.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2015, future scheduled maturities of outstanding long-term debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2015 (remaining nine months)	$105,765	$—	$105,765
2016	926,403	—	926,403
2017	924,722	348,185	1,272,907
2018	600,000	264,765	864,765
2019	770,000	31,936	801,936
Thereafter	100,000	200,091	300,091
Total principal maturities	3,426,890	844,977	4,271,867
Unamortized debt discounts, net	(7,656)	(2,683)	(10,339)
Total long-term debt obligations, net	$3,419,234	$842,294	$4,261,528

2015 Revolving Credit Facility—On March 27, 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. Commitments under the revolving facility mature in March 2018. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019. The facility is secured by a borrowing base of assets and there is no requirement that proceeds from the borrowing base be used to pay down outstanding borrowings.
2012 Secured Credit Facilities—In March 2012, the Company entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities, together with cash on hand, were used to repurchase and repay at maturity $606.7 million aggregate principal amount of the Company's convertible notes due October 2012, to fully repay the $244.0 million balance on the Company's unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of its 5.50% senior unsecured notes.

The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through March 31, 2015, the Company made cumulative amortization repayments of $121.8 million on the 2012 Tranche A-2 Facility. For the three months ended March 31, 2015 and 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.2 million and $0.3 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Encumbered/Unencumbered Assets—As of March 31, 2015 and December 31, 2014, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2015		December 31, 2014
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$886,114	$1,650,159	$620,378	$2,056,336
Real estate available and held for sale	10,496	282,112	10,496	275,486
Loans receivable and other lending investments, net(1)	109,798	1,466,048	46,515	1,364,828
Other investments	16,367	325,182	17,708	336,411
Cash and other assets	—	944,304	—	768,475
Total	$1,022,775	$4,667,805	$695,097	$4,801,536

Explanatory Note:
_______________________________________________________________________________

(1)	As of March 31, 2015 and December 31, 2014, the amounts presented exclude general reserves for loan losses of $38.0 million and $33.5 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a covenant not to incur new indebtedness, if on a pro forma basis, the Company's fixed charge coverage ratio is 1.5x or lower, except for incurrences of permitted debt. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders.

The Company's 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2012 Secured Credit Facilities require the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facilities. The 2015 Revolving Credit Facility requires the Company to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. In addition, for so long as the Company maintains its qualification as a REIT, the 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative net operating loss carryforwards in the case of the 2015 Revolving Credit Facility). The Company may not pay common dividends if it ceases to qualify as a REIT.

The Company's 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

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

As of March 31, 2015, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$600,213	$12,081	$27,221	$639,515
Strategic Investments	—	—	45,762	45,762
Discretionary Fundings	18,065	—	—	18,065
Total	$618,278	$12,081	$72,983	$703,342

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

On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of its current and former senior executives (including its chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of common stock issued by the Company to its senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs have filed a notice of appeal. On March 4, 2015, the Maryland Court of Special Appeals issued a notice docketing the appeal in that court and scheduling oral arguments for November 2015.

On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. A third party is entitled to a 15% participation interest in all proceeds. Lennar has filed a notice of appeal and other motions regarding the Court’s judgment, orders and rulings in the action. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or to the outcome of any appeal.

On a quarterly basis, the Company evaluates developments in legal proceedings that could require a liability to be accrued and/or disclosed. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company's Consolidated Financial Statements.

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	N/A	$—	Other Liabilities	$676	Other Liabilities	$478
Interest rate swaps	N/A	—	Other Assets	52	Other Liabilities	234	N/A	—
Total		$—		$52		$910		$478

Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$2,180	Other Assets	$1,534	N/A	$—	N/A	$—
Interest rate cap	Other Assets	2,739	Other Assets	4,775	N/A	—	N/A	—
Total		$4,919		$6,309		$—		$—
The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended March 31, 2015
Interest rate cap	Interest Expense	$—	$(77)	N/A
Interest rate cap	Earnings from equity method investments	(7)	—	N/A
Interest rate swaps	Interest Expense	(376)	42	N/A
Interest rate swap	Earnings from equity method investments	(364)	(115)	N/A
Foreign exchange contracts	Earnings from equity method investments	(198)	—	N/A
For the Three Months Ended March 31, 2014
Interest rate cap	Interest Expense	(962)	—	N/A
Interest rate swap	Interest Expense	(348)	(135)	N/A
Foreign exchange contracts	Earnings from equity method investments	(452)	—	N/A

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Three Months Ended March 31,
Derivatives not Designated in Hedging Relationships		2015	2014
Interest rate cap	Other Expense	$(2,036)	$—
Foreign exchange contracts	Other Expense	2,289	1,498
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
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. As of March 31, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ and Rs in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells Indian rupee ("INR")/Buys USD Forward	₨	456,000	$6,534	June 2015
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's Consolidated Statements of Operations within "Other Expense." As of March 31, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($, €, £ and C$ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward		€13,000	$15,482	April 2015
Sells pound sterling ("GBP")/Buys USD Forward		£3,000	$4,548	April 2015
Sells Canadian dollar ("CAD")/Buys USD Forward	C$	10,000	$8,475	April 2015
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" on its Consolidated Statements of Operations for loan investments or "Accumulated other comprehensive income (loss)," on its Consolidated Balance Sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $0.0 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively, in its Consolidated Statements of Operations.
Interest Rate Hedges—For derivatives designated as interest rate hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly within the Company's Consolidated Statements of Operations. As of March 31, 2015, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$27,324	LIBOR + 2.00%	3.47%	October 2012	November 2019
For derivatives not designated as interest rate hedges, the changes in the fair value of the derivatives are reported in the Company's Consolidated Statements of Operations within "Other Expense." As of March 31, 2015, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated ($ in thousands):

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Over the next 12 months, the Company expects that $0.2 million related to terminated cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense and $0.7 million relating to other cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into earnings.

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

In connection with its foreign currency derivatives, as of March 31, 2015 and December 31, 2014, the Company has posted collateral of $3.0 million and $3.0 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

Note 11—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of March 31, 2015 and December 31, 2014:

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

(2)
The Company declared and paid dividends of $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the three months ended March 31, 2015 and 2014. The Company declared and paid dividends of $2.3 million on its Series J Convertible Perpetual Preferred Stock during the three months ended March 31, 2015 and 2014. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2013, the Company had $759.8 million of net operating loss carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2033 if unused. The amount of net operating loss carryforwards as of December 31, 2014 will be determined upon finalization of the Company's 2014 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2012 Tranche A-2 Facility and 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative net operating loss carryforwards in the case of the 2015 Revolving Credit Facility), for so long as the Company maintains its qualification as a REIT. The 2012 Tranche A-2 Facility and 2015 Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the three months ended March 31, 2015 and 2014.

Stock Repurchase Programs—In September 2013, the Company's Board of Directors approved an increase in the repurchase limit under the Company's previously approved stock repurchase program to $50.0 million. The program authorizes the repurchase of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the three months ended March 31, 2015, the Company repurchased 44,000 shares of its outstanding Common Stock for $0.6 million, at an average cost of $12.66 per share. As of March 31, 2015, the Company had up to $28.5 million of Common Stock available to repurchase under its Board authorized stock repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March 31, 2015	December 31, 2014
Unrealized gains (losses) on available-for-sale securities	$(123)	$2,983
Unrealized gains (losses) on cash flow hedges	(1,204)	(409)
Unrealized losses on cumulative translation adjustment	(3,789)	(3,545)
Accumulated other comprehensive income (loss)	$(5,116)	$(971)

Note 12—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense of $3.2 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of March 31, 2015, there was $3.3 million of total unrecognized compensation cost related to all unvested restricted stock units ("Units") that are expected to be recognized over a weighted average remaining vesting/service period of 1.59 years. As of March 31, 2015, approximately $10.5 million of stock-based compensation was included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.
As of March 31, 2015, an aggregate of 3.8 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.
2015 Activity—During the three months ended March 31, 2015, the Company granted 318,482 shares of our Common Stock to certain employees as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 189,241 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.
During the three months ended March 31, 2015, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
64,196 service-based Units were granted on January 30, 2015, representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2017, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled. As of March 31, 2015, 64,196 of such service-based Units were outstanding.

•
49,650 target amount of performance-based Units were granted on January 30, 2015. The performance is based on the Company's total shareholder return, or TSR, measured over a performance period ending on December 31, 2017, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the award, depending on

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.75% for risk-free interest rate and 28.14% for expected stock price volatility. As of March 31, 2015, 49,650 of such performance-based Units were outstanding.
As of March 31, 2015, the Company had the following additional stock-based compensation awards outstanding:

•
64,552 service-based Units, granted on January 10, 2014, representing the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2016, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled.

•
50,116 target amount of performance-based Units, granted on January 10, 2014 representing the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest based on the Company’s TSR measured over a performance period ending on December 31, 2016, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company’s TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company, as well as any companies not included in the index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent these Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.76% for risk-free interest rate and 44.84% for expected stock price volatility.

•
194,582 service-based Units, granted on February 1, 2013, representing the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on February 1, 2016, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled.

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

Directors' Awards—As of March 31, 2015, a total of 278,471 common stock equivalents ("CSEs") and restricted shares of our Common Stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.6 million.

401(k) Plan—The Company made gross contributions of $0.6 million for each of the three months ended March 31, 2015 and 2014.

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
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2015	2014
Income (loss) from continuing operations	$(33,469)	$(30,671)
Income from sales of real estate	21,156	16,494
Net (income) loss attributable to noncontrolling interests	1,841	(454)
Preferred dividends	(12,830)	(12,830)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(23,302)	$(27,461)

	For the Three Months Ended March 31,
	2015	2014
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(22,553)	$(26,572)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	85,497	84,819
Basic and diluted earnings per common share:
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.26)	$(0.31)

Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(749)	$(889)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15
Basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(49.93)	$(59.27)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For the three months ended March 31, 2015 and 2014, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1):

	For the Three Months Ended March 31,
	2015	2014
Joint venture shares	298	298
3.00% convertible senior unsecured notes	16,992	16,992
Series J convertible perpetual preferred stock	15,635	15,635
1.50% convertible senior unsecured notes	11,567	11,567

Explanatory Note:
_______________________________________________________________________________

(1)	For the three months ended March 31, 2015 and 2014, the effect of the Company's unvested Units, performance-based Units, CSEs and restricted stock awards were anti-dilutive.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2015
Recurring basis:
Derivative assets	$4,919	$—	$4,919	$—
Derivative liabilities	910	—	910	—
Available-for-sale securities(1)	1,163	—	—	1,163
Non-recurring basis:
Impaired loans(2)	6,362	—	—	6,362

As of December 31, 2014
Recurring basis:
Derivative assets	$6,361	$—	$6,361	$—
Derivative liabilities	478	—	478	—
Available-for-sale securities	7,906	7,906	—	—
Non-recurring basis:
Impaired loans	37,169	—	—	37,169
Impaired real estate	7,102	—	—	7,102
Explanatory Notes:
_______________________________________________________________________________

(1)	The fair value of the Company's available-for-sale securities are based upon third-party broker quotes.

(2)
The Company recorded a recovery of loan losses on one loan with a fair value of $6.4 million based on the loan's remaining term of 1.25 years and interest rate of 4.7% using discounted cash flow analysis.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and debt obligations were $1.6 billion and $4.4 billion, respectively, as of March 31, 2015 and $1.4 billion and $4.1 billion, respectively, as of December 31, 2014. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
Three Months Ended March 31, 2015:
Operating lease income	$—	$36,339	$22,614	$186	$—	$59,139
Interest income	34,896	—	—	—	—	34,896
Other income	48	3	8,876	633	1,004	10,564
Land development revenue	—	—	—	8,258	—	8,258
Earnings (loss) from equity method investments	—	1,633	535	2,609	1,770	6,547
Income from sales of real estate	—	3,527	17,629	—	—	21,156
Total revenue and other earnings	34,944	41,502	49,654	11,686	2,774	140,560
Real estate expense	—	(5,270)	(27,424)	(6,940)	—	(39,634)
Land development cost of sales	—	—	—	(6,891)	—	(6,891)
Other expense	1	—	—	—	(2,124)	(2,123)
Allocated interest expense	(14,235)	(16,835)	(7,668)	(7,544)	(8,350)	(54,632)
Allocated general and administrative(2)	(3,094)	(3,761)	(1,828)	(2,793)	(6,039)	(17,515)
Segment profit (loss)(3)	$17,616	$15,636	$12,734	$(12,482)	$(13,739)	$19,765
Other significant non-cash items:
Provision for (recovery of) loan losses	$4,293	$—	$—	$—	$—	$4,293
Depreciation and amortization	—	9,449	8,344	390	318	18,501
Capitalized expenditures	—	345	10,094	22,380	—	32,819

Three Months Ended March 31, 2014
Operating lease income	$—	$38,881	$23,001	$226	$—	$62,108
Interest income	27,914	—	—	—	—	27,914
Other income	399	214	12,666	226	1,079	14,584
Land development revenue	—	—	—	4,143	—	4,143
Earnings (loss) from equity method investments	—	286	217	(258)	2,932	3,177
Income from sales of real estate	—	—	16,494	—	—	16,494
Total revenue and other earnings	28,313	39,381	52,378	4,337	4,011	128,420
Real estate expense	—	(5,674)	(28,614)	(8,325)	—	(42,613)
Land development cost of sales	—	—	—	(3,654)	—	(3,654)
Other expense	(430)	—	—	—	209	(221)
Allocated interest expense	(15,452)	(18,610)	(10,259)	(7,159)	(5,976)	(57,456)
Allocated general and administrative(2)	(3,090)	(3,799)	(2,189)	(3,049)	(5,586)	(17,713)
Segment profit (loss)(3)	$9,341	$11,298	$11,316	$(17,850)	$(7,342)	$6,763
Other significant non-cash items:
Provision for (recovery of) loan losses	$(3,400)	$—	$—	$—	$—	$(3,400)
Impairment of assets	—	2,979	—	—	—	2,979
Depreciation and amortization	—	10,128	7,864	304	317	18,613
Capitalized expenditures	—	(627)	12,854	14,683	—	26,910

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land	Corporate/Other(1)	Company Total
As of March 31, 2015
Real estate
Real estate, net	—	1,177,437	506,690	852,146	—	2,536,273
Real estate available and held for sale	—	11,307	139,853	141,448	—	292,608
Total real estate	—	1,188,744	646,543	993,594	—	2,828,881
Loans receivable and other lending investments, net	1,537,846	—	—	—	—	1,537,846
Other investments	—	124,464	12,291	108,892	95,902	341,549
Total portfolio assets	$1,537,846	$1,313,208	$658,834	$1,102,486	$95,902	4,708,276
Cash and other assets						944,304
Total assets						$5,652,580

As of December 31, 2014
Real estate
Real estate, net	—	1,188,160	628,271	860,283	—	2,676,714
Real estate available and held for sale	—	4,521	162,782	118,679	—	285,982
Total real estate	—	1,192,681	791,053	978,962	—	2,962,696
Loans receivable and other lending investments, net	1,377,843	—	—	—	—	1,377,843
Other investments	—	125,360	13,220	106,155	109,384	354,119
Total portfolio assets	$1,377,843	$1,318,041	$804,273	$1,085,117	$109,384	4,694,658
Cash and other assets						768,475
Total assets						$5,463,133

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

(2)	General and administrative excludes stock-based compensation expense of $3.2 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively.

(3)	The following is a reconciliation of segment profit (loss) to net income (loss) ($ in thousands):

	For the Three Months Ended March 31,
	2015	2014
Segment profit (loss)	$19,765	$6,763
Less: (Provision for) recovery of loan losses	(4,293)	3,400
Less: Impairment of assets	—	(2,979)
Less: Stock-based compensation expense	(3,238)	(2,075)
Less: Depreciation and amortization	(18,501)	(18,613)
Less: Income tax (expense) benefit	(5,878)	507
Less: Loss on early extinguishment of debt, net	(168)	(1,180)
Net income (loss)	$(12,313)	$(14,177)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2014 Annual Report (as defined below), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2014 Annual Report. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.
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
Executive Overview

In conjunction with improving economic and commercial real estate market conditions, we have continued to make meaningful progress towards achieving a number of our strategic corporate objectives. We have increased investment originations primarily within our core business segments of real estate finance and net lease, which we anticipate should drive future revenue growth. Through strategic ventures, we have partnered with other providers of capital within our net lease segment and with developers with specific product expertise within our land segment. In addition, we have made significant investments within our operating property and land portfolios in order to better position assets for sale.
Access to the capital markets has allowed us to extend our debt maturity profile, lower our cost of capital and become primarily an unsecured borrower. In 2014, we fully repaid our largest secured credit facility using proceeds from unsecured notes issuances. This repayment unencumbered $2.0 billion of collateral and provides us with additional liquidity as we now retain 100% of the proceeds from sales and repayments of these previously encumbered assets, rather than directing them to repay the facility. During the first quarter of 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million. At March 31, 2015, we had $625.4 million of cash, which we expect to be used primarily to fund future investment activities.
During the three months ended March 31, 2015, three of our four business segments, including real estate finance, net lease and operating properties, contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. For the three months ended March 31, 2015, we recorded net loss allocable to common shareholders of $(22.6) million, compared to a loss of $(26.6) million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the quarter ended March 31, 2015 was $8.5 million, compared to $(5.5) million during the same period in the prior year.

Results of Operations for the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Operating lease income	$59,139	$62,108	$(2,969)	(5)%
Interest income	34,896	27,914	6,982	25%
Other income	10,564	14,584	(4,020)	(28)%
Land development sales revenue	8,258	4,143	4,115	99%
Total revenue	112,857	108,749	4,108	4%
Interest expense	54,632	57,456	(2,824)	(5)%
Real estate expenses	39,634	42,613	(2,979)	(7)%
Land development cost of sales	6,891	3,654	3,237	89%
Depreciation and amortization	18,501	18,613	(112)	(1)%
General and administrative	20,753	19,788	965	5%
Provision for (recovery of) loan losses	4,293	(3,400)	7,693	>100%
Impairment of assets	—	2,979	(2,979)	(100)%
Other expense	2,123	221	1,902	>100%
Total costs and expenses	146,827	141,924	4,903	3%
Loss on early extinguishment of debt, net	(168)	(1,180)	1,012	86%
Earnings from equity method investments	6,547	3,177	3,370	>100%
Income tax (expense) benefit	(5,878)	507	(6,385)	>(100)%
Income from sales of real estate	21,156	16,494	4,662	28%
Net income (loss)	$(12,313)	$(14,177)	$1,864	13%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $59.1 million during the three months ended March 31, 2015 from $62.1 million for the same period in 2014.

Operating lease income from net lease assets decreased to $36.3 million during the three months ended March 31, 2015 from $38.9 million for the same period in 2014 due primarily to the sale of two net lease assets in 2014. The net lease portfolio generated an unleveraged yield of 7.3% for the three months ended March 31, 2015 as compared to 7.5% for the same period in 2014. Operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2014 and were in service through March 31, 2015, was $36.4 million for both the three months ended March 31, 2015 and for the same period in 2014. Rent per occupied square foot for same store net lease assets was $9.70 for the three months ended March 31, 2015 as compared to $9.68 for the same period in 2014. The occupancy rate for same store net lease assets was 95.2% at March 31, 2015 as compared to 93.6% at March 31, 2014. We had two net lease assets which were sold to our Net Lease Venture in 2014 that, prior to their sale, contributed an additional $1.8 million of operating lease income during the three months ended March 31, 2014.

Operating lease income from commercial operating properties increased to $22.5 million during the three months ended March 31, 2015 from $21.7 million for the same period in 2014 due primarily to the acquisition of commercial operating properties in 2014. Operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels, we owned on or prior to January 1, 2014 and were in service through March 31, 2015, decreased to $15.8 million during the three months ended March 31, 2015 from $16.4 million for the same period in 2014 due primarily to a decline in rent per occupied square foot for same store commercial operating properties, which was $23.70 for the three months ended March 31, 2015 and $24.56 for the same period in 2014. The decline was also due to a decrease in occupancy rates for same store commercial operating properties, which decreased to 61.8% at March 31, 2015 from 62.1% at March 31, 2014. In addition, we acquired title to additional commercial operating properties in 2014, which contributed $2.1 million to operating lease income during the three months ended March 31, 2015. We also sold a commercial operating property in 2014 which contributed $0.6 million to operating lease income for the three months ended March 31, 2014. Ancillary operating lease income for residential operating properties decreased by $1.2 million from the three months ended March 31, 2015 to the same period in 2014 due primarily to sales of residential units.

Interest income increased to $34.9 million during the three months ended March 31, 2015 as compared to $27.9 million for the same period in 2014 due primarily to increases in the portfolio balance and interest rates on performing loans. New investment originations and additional fundings of existing loans raised our average balance of performing loans to $1.48 billion during the three months ended March 31, 2015 from $1.30 billion for the same period in 2014. The weighted average yield of our performing loans increased to 9.6% for the three months ended March 31, 2015 from 8.6% for the same period in 2014 due primarily to higher interest rates for new loan originations in 2014 and 2015 and payoffs of loans with lower interest rates.
Other income decreased to $10.6 million during the three months ended March 31, 2015 as compared to $14.6 million for the same period in 2014. The decrease was due to $5.3 million of income related to a lease modification received during the three months ended March 31, 2014. The decrease was offset in part by $1.3 million of ancillary income from properties acquired since March 31, 2014.
Land development sales revenue and cost of sales—During the three months ended March 31, 2015, we sold residential lots from three of our master planned community properties, condominium units from an infill property and residential lots from another infill property for proceeds of $8.3 million which had associated cost of sales of $6.9 million. During the three months ended March 31, 2014, we sold residential lots from two of our master planned community properties for proceeds of $4.1 million which had associated cost of sales of $3.7 million.
Costs and expenses—Interest expense decreased to $54.6 million during the three months ended March 31, 2015 as compared to $57.5 million for the same period in 2014 due to a lower average outstanding debt balance and a lower weighted average cost of debt. The average outstanding balance of our debt declined to $4.08 billion for the three months ended March 31, 2015 from $4.13 billion for the same period in 2014. Our weighted average effective cost of debt decreased to 5.5% for the three months ended March 31, 2015 from 5.6% for the same period in 2014.
Real estate expenses decreased to $39.6 million during the three months ended March 31, 2015 as compared to $42.6 million for the same period in 2014. Expenses for net lease assets decreased to $5.3 million during the three months ended March 31, 2015 from $5.7 million for the same period in 2014. During the three months ended March 31, 2015, expenses for same store net lease assets decreased to $5.3 million from $5.5 million for the same period in 2014 due primarily to a new long-term triple net lease at a vacant property. Expenses for commercial operating properties increased to $22.5 million during the three months ended March 31, 2015 from $22.3 million for the same period in 2014. During the three months ended March 31, 2015, expenses for same store commercial operating properties, excluding hotels, decreased to $10.7 million from $11.8 million for the same period in 2014 due primarily to an early lease termination in 2014. We acquired title to additional commercial operating properties since March 31, 2014, which contributed an additional $3.2 million to real estate expenses during the three months ended March 31, 2015. Additionally, expenses for hotel properties decreased to $5.6 million during the three months ended March 31, 2015 from $6.9 million for the same period in 2014 due primarily to the conversion of hotel rooms to residential units being sold at a hotel property.
Expenses associated with residential units decreased to $4.9 million during the three months ended March 31, 2015 from $6.3 million for the same period in 2014 due to the sale of residential units since March 31, 2014. Carry costs and other expenses on our land assets decreased to $6.9 million during the three months ended March 31, 2015 as compared to $8.3 million for the same period in 2014, primarily related to a decrease in costs incurred on certain land assets prior to development.
The net provision for loan losses was $4.3 million during the three months ended March 31, 2015 as compared to a net recovery of loan losses of $3.4 million for the same period in 2014. Included in the net provision for the three months ended March 31, 2015 was an increase of $4.5 million in the general reserve due primarily to new investment originations offset by recoveries of previously recorded loan loss reserves of $0.2 million. Included in the net recovery for the three months ended March 31, 2014 were recoveries of previously recorded loan loss reserves of $5.2 million offset by an increase of $1.8 million in the general reserve due primarily to new investment originations.
Other expense increased to $2.1 million during the three months ended March 31, 2015 from $0.2 million for the same period in 2014 due primarily to a decrease in the fair value of an interest rate cap that is not designated as an interest rate hedge.

Earnings from equity method investments—Earnings from equity method investments increased to $6.5 million during the three months ended March 31, 2015 as compared to $3.2 million for the same period in 2014 due primarily to $4.5 million of earnings related to sales activity on a land development project venture.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries (“TRS's”). Income tax expense of $(5.9) million was recorded during the three months ended March 31, 2015 as compared to a net tax benefit of $0.5 million for the same period in 2014. The period to period difference was due primarily to tax expense generated from the sales of condominium units and sales of units at a land development project.

Income from sales of real estate—During the three months ended March 31, 2015 and 2014, we sold residential condominiums for total net proceeds of $49.0 million and $47.7 million, respectively, that resulted in income of $17.6 million and $16.5 million, respectively. During the three months ended March 31, 2015, we also sold a net lease asset for proceeds of $4.9 million resulting in a gain of $3.5 million.

Adjusted Income

In addition to net income (loss), we use Adjusted income to measure our operating performance. Adjusted income represents net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense and the non-cash portion of gain (loss) on early extinguishment of debt.

We believe Adjusted income is a useful measure to consider, in addition to net income (loss), as it may help investors evaluate our core operating performance prior to certain non-cash items.

Adjusted income should be examined in conjunction with net income (loss) as shown in our Consolidated Statements of Operations. Adjusted income should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is Adjusted income indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted income is an additional measure for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted income may differ from the calculations of similarly-titled measures by other companies.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(22,553)	$(26,572)
Add: Depreciation and amortization(1)	20,072	18,895
Add/Less: Provision for (recovery of) loan losses	4,293	(3,400)
Add: Impairment of assets(2)	4,337	2,979
Add: Stock-based compensation expense	3,238	2,075
Add: Loss on early extinguishment of debt, net	168	1,180
Less: HPU/Participating Security allocation	(1,032)	(703)
Adjusted income (loss) allocable to common shareholders	$8,523	$(5,546)

Explanatory Note:
_______________________________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
Impairment of assets includes impairments on cost and equity method investments recorded in "Other income" and "Earnings from equity method investments", respectively, on our Consolidated Statements of Operations.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	March 31, 2015	December 31, 2014
Non-performing loans
Carrying value(1)	$64,750	$65,047
As a percentage of total carrying value of loans	4.8%	5.5%
Reserve for loan losses
Asset-specific reserves for loan losses	$64,783	$64,990
As a percentage of gross carrying value of impaired loans	47.3%	46.5%
Total reserve for loan losses	$102,783	$98,490
As a percentage of total loans before loan loss reserves	7.1%	7.6%

Explanatory Note:
_______________________________________________________________________________

(1)	As of March 31, 2015 and December 31, 2014, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $64.2 million and $64.2 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2015, we had non-performing loans with an aggregate carrying value of $64.8 million compared to non-performing loans of $65.0 million at December 31, 2014. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $102.8 million as of March 31, 2015, or 7.1% of total loans, compared to $98.5 million or 7.6% at December 31, 2014. For the three months ended March 31, 2015, the provision for loan losses includes an increase of $4.5 million in the general reserve due primarily to new investment originations offset by recoveries of previously recorded loan loss reserves of $0.2 million. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. In addition, the process of estimating values and reserves for our European loan assets, which had a carrying value of $16.9 million as of March 31, 2015, is subject to additional risks related to the economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2015, asset-specific reserves decreased to $64.8 million compared to $65.0 million at December 31, 2014.

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

The general reserve increased to $38.0 million or 2.9% of performing loans as of March 31, 2015, compared to $33.5 million or 2.9% of performing loans at December 31, 2014. This increase was primarily attributable to the increase in the balance of performing loans, which was driven by new investment originations.

Risk concentrations—As of March 31, 2015, based on current gross carrying values, the Company's total investment portfolio has the following characteristics ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Office / Industrial	$160,871	$912,875	$179,853	$—	$1,253,599	24.1%
Land	27,729	—	—	1,111,243	1,138,972	21.9%
Mixed Use / Mixed Collateral	444,624	—	244,816	—	689,440	13.3%
Entertainment / Leisure	—	568,241	—	—	568,241	10.9%
Hotel	330,686	136,080	54,147	—	520,913	10.0%
Condominium	211,888	—	132,863	—	344,751	6.6%
Other Property Types	288,457	9,482	—	—	297,939	5.7%
Retail	111,591	57,348	119,977	—	288,916	5.6%
Strategic Investments	—	—	—	—	95,902	1.9%
Total	$1,575,846	$1,684,026	$731,656	$1,111,243	$5,198,673	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land	Total	% of Total
Northeast	$796,156	$389,352	$485	$199,197	$1,385,190	26.6%
West	80,779	426,001	77,834	396,992	981,606	18.9%
Mid-Atlantic	322,790	142,686	136,833	194,215	796,524	15.3%
Southeast	79,857	254,901	279,062	150,636	764,456	14.7%
Southwest	130,869	233,844	184,992	147,622	697,327	13.4%
Central	111,463	92,700	50,658	8,972	263,793	5.1%
Various	27,668	142,529	1,792	13,609	185,598	3.6%
Strategic Investments(2)	—	—	—	—	95,902	1.9%
International(2)	26,264	2,013	—	—	28,277	0.5%
Total	$1,575,846	$1,684,026	$731,656	$1,111,243	$5,198,673	100.0%
Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments include $14.9 million of international assets. Combined, international and strategic investments include $22.7 million of European assets, including $14.4 million in the United Kingdom and $8.3 million in Germany.

Liquidity and Capital Resources

During the three months ended March 31, 2015, we committed to new investments totaling $274.0 million, of which we funded $163.2 million. In addition, we funded $61.5 million associated with ongoing developments and prior financing commitments. Total fundings of $224.7 million included $188.2 million in lending and other investments, $21.8 million to develop our land assets and $14.7 million of capital to reposition or redevelop our operating properties and invest in net lease assets. Also during the three months ended March 31, 2015, we generated $207.4 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $143.7 million from operating properties, $40.6 million from real estate finance, $10.0 million from other investments, $8.2 million from land and $4.9 million from net lease assets. These amounts are inclusive of fundings and proceeds from both consolidated and equity method investments. As of March 31, 2015, we had unrestricted cash of $625.4 million.

The following table outlines our capital expenditures on real estate assets reflected in our Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, by segment ($ in thousands):

	For the Three Months Ended March 31,
	2015	2014
Land	$19,953	$11,178
Operating Properties	13,824	13,885
Net Lease	892	2,839
Total capital expenditures on real estate assets	$34,669	$27,902
Our primary cash uses over the next 12 months are expected to be funding of investments, repayments of debt, capital expenditures and funding ongoing business operations. We repaid the $105.8 million outstanding balance of our 6.05% senior notes due April 2015 at their maturity. We have other debt maturities of $261.4 million due before March 31, 2016. Over the next 12 months, we currently expect to fund in the range of approximately $250 million to $325 million of capital expenditures within our portfolio. The majority of these amounts relate to our land, multifamily and residential development activities and operating properties. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of March 31, 2015, we also had approximately $703 million of maximum unfunded commitments associated with our investments, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met. See "Unfunded Commitments" below. Our capital sources to meet expected cash uses through the next 12 months will primarily include cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales and capital raised through debt refinancings or equity capital transactions.
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
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of March 31, 2015 (see Note 8 of the Notes to the Consolidated Financial Statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$3,326,890	$367,168	$1,889,722	$1,070,000	$—	$—
Secured credit facilities	348,185	—	348,185	—	—	—
Revolving credit facility	250,000	—	250,000	—	—	—
Secured term loans	246,792	8,833	27,814	40,211	167,837	2,097
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	4,271,867	376,001	2,515,721	1,110,211	167,837	102,097
Interest Payable(1)	661,297	201,519	327,428	89,024	24,082	19,244
Operating Lease Obligations	30,821	5,504	10,461	7,268	6,131	1,457
Total(2)	$4,963,985	$583,024	$2,853,610	$1,206,503	$198,050	$122,798
Explanatory Notes:
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR rate of 0.18%, 3-month LIBOR rate of 0.27% and 6-month LIBOR rate of 0.40%.

(2)
We also have issued letters of credit totaling $3.7 million in connection with our investments. See Unfunded Commitments below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

2015 Revolving Credit Facility—On March 27, 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. Commitments under the revolving facility mature in March 2018. At maturity, we may convert outstanding borrowings to a one-year term loan which matures in quarterly installments through March 2019. The facility is secured by a borrowing base of assets and there is no requirement that proceeds from the borrowing base be used to pay down outstanding borrowings.

2012 Secured Credit Facilities—In March 2012, we entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities, together with cash on hand, were used to repurchase and repay at maturity $606.7 million aggregate principal amount of our convertible notes due October 2012, to fully repay the $244.0 million balance on our unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of our 5.50% senior unsecured notes.
The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through March 31, 2015, we made cumulative amortization repayments of $121.8 million on the 2012 Tranche A-2 Facility. For the three months ended March 31, 2015 and 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.2 million and $0.3 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on early extinguishment of debt, net" on our Consolidated Statements of Operations.

Encumbered/Unencumbered Assets—As of March 31, 2015 and December 31, 2014, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2015		December 31, 2014
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$886,114	$1,650,159	$620,378	$2,056,336
Real estate available and held for sale	10,496	282,112	10,496	275,486
Loans receivable and other lending investments, net(1)	109,798	1,466,048	46,515	1,364,828
Other investments	16,367	325,182	17,708	336,411
Cash and other assets	—	944,304	—	768,475
Total	$1,022,775	$4,667,805	$695,097	$4,801,536

Explanatory Note:
_______________________________________________________________________________

(1)	As of March 31, 2015 and December 31, 2014, the amounts presented exclude general reserves for loan losses of $38.0 million and $33.5 million, respectively.

Debt Covenants
Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a covenant not to incur new indebtedness, if on a pro forma basis, our fixed charge coverage ratio is 1.5x or lower, except for incurrences of permitted debt. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders.

Our 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2012 Secured Credit Facilities require us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facilities. The 2015 Revolving Credit Facility requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. In addition, for so long as we maintain our qualification as a REIT, the 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility permit us to distribute 100% of our REIT taxable income on an annual basis (prior to deducting certain cumulative net operating loss carryforwards in the case of the 2015 Revolving Credit Facility). We may not pay common dividends if we cease to qualify as a REIT.

Our 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.
Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies. See Note 10 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in various unconsolidated ventures. See Note 6 of the Notes to the Consolidated Financial Statements for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments and any unfunded commitments (see below).

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2015, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$600,213	$12,081	$27,221	$639,515
Strategic Investments	—	—	45,762	45,762
Discretionary Fundings	18,065	—	—	18,065
Total	$618,278	$12,081	$72,983	$703,342

Stock Repurchase Programs—In September 2013, our Board of Directors approved an increase in the repurchase limit under our previously approved stock repurchase program to $50.0 million. The program authorizes the repurchase of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the three months ended March 31, 2015, we repurchased 44,000 shares of our outstanding Common Stock for $0.6 million, at an average cost of $12.66 per share. As of March 31, 2015, we had up to $28.5 million of Common Stock available to repurchase under our Board authorized stock repurchase program.
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
A summary of our critical accounting estimates is included in our 2014 Annual Report in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of March 31, 2015.
New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the three months ended March 31, 2015 as compared to the disclosures included in our 2014 Annual Report. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our 2014 Annual Report.
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
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs have filed a notice of appeal. On March 4, 2015, the Maryland Court of Special Appeals issued a notice docketing the appeal in that court and scheduling oral arguments for November 2015.
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of Lennar v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. A third party is entitled to a 15% participation interest in all proceeds. Lennar has filed a notice of appeal and other motions regarding the Court’s judgment, orders and rulings in the action. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or to the outcome of any appeal.
Item 1a.    Risk Factors
See the Company's 2014 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1	Credit Agreement, by and among iStar Financial Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of March 27, 2015.
10.2	Security Agreement, by and among iStar Financial Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of March 27, 2015.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the three months ended March 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014 and (vi) the Notes to the Consolidated Financial Statements (unaudited).*

Explanatory Note:
_______________________________________________________________________________

*
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

iSTAR FINANCIAL INC. Registrant
Date:	May 4, 2015	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	May 4, 2015	/s/ DAVID DISTASO
David DiStaso Chief Financial Officer (principal financial and accounting officer)