Form 10-Q
period 2015-06-30
ISTAR FINANCIAL INC
filed 2015-08-04
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 31, 2015, there were 85,568,024 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	June 30, 2015	December 31, 2014
ASSETS
Real estate
Real estate, at cost	$3,011,978	$3,145,563
Less: accumulated depreciation	(473,162)	(468,849)
Real estate, net	2,538,816	2,676,714
Real estate available and held for sale	288,021	285,982
Total real estate	2,826,837	2,962,696
Loans receivable and other lending investments, net	1,567,296	1,377,843
Other investments	289,500	354,119
Cash and cash equivalents	637,136	472,061
Accrued interest and operating lease income receivable, net	16,016	16,367
Deferred operating lease income receivable, net	98,091	98,262
Deferred expenses and other assets, net	238,487	181,785
Total assets	$5,673,363	$5,463,133
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$183,606	$180,902
Loan participations payable, net	141,452	—
Debt obligations, net	4,151,653	4,022,684
Total liabilities	4,476,711	4,203,586
Commitments and contingencies	—	—
Redeemable noncontrolling interests	12,687	11,199
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 12)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (see Note 12)	4	4
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 146,229 issued and 85,568 outstanding at June 30, 2015 and 145,807 issued and 85,191 outstanding at December 31, 2014	146	146
Additional paid-in capital	4,007,937	4,007,514
Retained earnings (deficit)	(2,611,747)	(2,556,469)
Accumulated other comprehensive income (loss) (see Note 12)	(4,706)	(971)
Treasury stock, at cost, $0.001 par value, 60,661 shares at June 30, 2015 and 60,617 shares at December 31, 2014	(263,515)	(262,954)
Total iStar Financial Inc. shareholders' equity	1,137,941	1,197,092
Noncontrolling interests	46,024	51,256
Total equity	1,183,965	1,248,348
Total liabilities and equity	$5,673,363	$5,463,133
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Operating lease income	$56,152	$60,967	$115,291	$123,075
Interest income	33,729	35,127	68,625	63,041
Other income	12,761	29,262	23,325	43,846
Land development revenue	6,543	4,487	14,801	8,630
Total revenues	109,185	129,843	222,042	238,592
Costs and expenses:
Interest expense	55,824	56,530	110,456	113,986
Real estate expense	36,355	40,554	75,989	83,167
Land development cost of sales	5,252	3,611	12,142	7,265
Depreciation and amortization	15,516	18,822	34,017	37,435
General and administrative	20,586	26,623	41,340	46,411
Provision for (recovery of) loan losses	19,151	(2,792)	23,444	(6,192)
Impairment of assets	1,674	3,300	1,674	6,279
Other expense	888	4,690	3,011	4,911
Total costs and expenses	155,246	151,338	302,073	293,262
Income (loss) before earnings from equity method investments and other items	(46,061)	(21,495)	(80,031)	(54,670)
Loss on early extinguishment of debt, net	(44)	(23,587)	(212)	(24,767)
Earnings from equity method investments	8,785	24,093	15,332	27,270
Income (loss) from continuing operations before income taxes	(37,320)	(20,989)	(64,911)	(52,167)
Income tax (expense) benefit	(811)	215	(6,688)	722
Income (loss) from continuing operations(1)	(38,131)	(20,774)	(71,599)	(51,445)
Income from sales of real estate	18,355	17,180	39,511	33,674
Net income (loss)	(19,776)	(3,594)	(32,088)	(17,771)
Net (income) loss attributable to noncontrolling interests	629	(325)	2,470	(779)
Net income (loss) attributable to iStar Financial Inc.	(19,147)	(3,919)	(29,618)	(18,550)
Preferred dividends	(12,830)	(12,830)	(25,660)	(25,660)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	1,027	542	1,776	1,431
Net income (loss) allocable to common shareholders	$(30,950)	$(16,207)	$(53,502)	$(42,779)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations—Basic and diluted	$(0.36)	$(0.19)	$(0.63)	$(0.50)
Net income (loss) attributable to iStar Financial Inc.—Basic and diluted	$(0.36)	$(0.19)	$(0.63)	$(0.50)
Weighted average number of common shares—Basic and diluted	85,541	84,916	85,519	84,868
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations—Basic and diluted	$(68.47)	$(36.13)	$(118.40)	$(95.40)
Net income (loss) attributable to iStar Financial Inc.—Basic and diluted	$(68.47)	$(36.13)	$(118.40)	$(95.40)
Weighted average number of HPU share—Basic and diluted	15	15	15	15
Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. was $(37.5) million and $(69.1) million for the three and six months ended June 30, 2015, respectively, and $(21.1) million and $(52.2) million for the three and six months ended June 30, 2014, respectively. See Note 14 for details on the calculation of earnings per share.

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

iStar Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(19,776)	$(3,594)	$(32,088)	$(17,771)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	—	—	(2,531)	—
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	200	3,595	350	3,730
Realization of (gains)/losses on cumulative translation adjustment into earnings upon realization(1)	—	968	—	968
Unrealized gains/(losses) on available-for-sale securities	(63)	43	(638)	111
Unrealized gains/(losses) on cash flow hedges	144	(2,842)	(801)	(4,604)
Unrealized gains/(losses) on cumulative translation adjustment	129	161	(115)	324
Other comprehensive income (loss)	410	1,925	(3,735)	529
Comprehensive income (loss)	(19,366)	(1,669)	(35,823)	(17,242)
Comprehensive (income) loss attributable to noncontrolling interests	629	(325)	2,470	(779)
Comprehensive income (loss) attributable to iStar Financial Inc.	$(18,737)	$(1,994)	$(33,353)	$(18,021)
Explanatory Notes:
_______________________________________________________________________________

(1)	Included in "Other income" on the Company's Consolidated Statements of Operations.

(2)
Included in "Interest expense" on the Company's Consolidated Statements of Operations are $84 and $119 for the three and six months ended June 30, 2015, respectively, and $(39) and $96 for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, $116 and $231, respectively, are included in "Earnings from equity method investments" on the Company Consolidated Statements of Operations. For the three and six months ended June 30, 2014, $3,634 is included in "Other expense" on the Company's Consolidated Statements of Operations (see Note 11).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2015 and 2014
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$22	$4	$9,800	$146	$4,007,514	$(2,556,469)	$(971)	$(262,954)	$51,256	$1,248,348
Dividends declared—preferred	—	—	—	—	—	(25,660)	—	—	—	(25,660)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	3,671	—	—	—	—	3,671
Net income (loss) for the period(2)	—	—	—	—	—	(29,618)	—	—	(710)	(30,328)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(3,735)	—	—	(3,735)
Repurchase of stock	—	—	—	—	—	—	—	(561)	—	(561)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(3,248)	—	—	—	—	(3,248)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	115	115
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,637)	(4,637)
Balance at June 30, 2015	$22	$4	$9,800	$146	$4,007,937	$(2,611,747)	$(4,706)	$(263,515)	$46,024	$1,183,965

iStar Financial Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2015 and 2014
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$22	$4	$9,800	$144	$4,022,138	$(2,521,618)	$(4,276)	$(262,954)	$58,205	$1,301,465
Dividends declared—preferred	—	—	—	—	—	(25,660)	—	—	—	(25,660)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2	(12,024)	—	—	—	—	(12,022)
Net income (loss) for the period(2)	—	—	—	—	—	(18,550)	—	—	1,588	(16,962)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	529	—	—	529
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(652)	—	—	—	—	(652)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	472	472
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,479)	(4,479)
Balance at June 30, 2014	$22	$4	$9,800	$146	$4,009,462	$(2,565,828)	$(3,747)	$(262,954)	$55,786	$1,242,691

Explanatory Notes:
_______________________________________________________________________________

(1)	See Note 12 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the six months ended June 30, 2015 and 2014, net income (loss) shown above excludes $(1,760) and $(809) of net loss attributable to redeemable noncontrolling interests.
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(32,088)	$(17,771)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	23,444	(6,192)
Impairment of assets	1,674	6,279
Depreciation and amortization	34,017	37,435
Payments for withholding taxes upon vesting of stock-based compensation	(1,683)	(18,266)
Non-cash expense for stock-based compensation	7,186	5,271
Amortization of discounts/premiums and deferred financing costs on debt, net	8,275	9,030
Amortization of discounts/premiums and deferred interest on loans, net	(39,640)	(30,129)
(Gain) loss from sales of loans	—	(18,995)
Earnings from equity method investments	(15,332)	(27,270)
Distributions from operations of equity method investments	7,843	10,939
Deferred operating lease income	(3,700)	(4,950)
Income from sales of real estate and land development	(42,170)	(35,039)
Loss on early extinguishment of debt, net	212	24,767
Debt discount and prepayment penalty on repayments and repurchases of debt	(498)	(14,387)
Other operating activities, net	4,363	6,848
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	351	606
Changes in deferred expenses and other assets, net	5,293	3,042
Changes in accounts payable, accrued expenses and other liabilities	(21,321)	(23,325)
Cash flows used in operating activities	(63,774)	(92,107)
Cash flows from investing activities:
Investment originations and fundings	(267,245)	(319,938)
Capital expenditures on real estate assets	(75,260)	(61,446)
Acquisitions of real estate assets	—	(2,412)
Repayments of and principal collections on loans	74,989	162,032
Net proceeds from sales of loans	5,595	56,404
Net proceeds from sales of real estate and land development	223,887	212,866
Distributions from other investments	67,358	23,186
Contributions to other investments	(7,449)	(30,561)
Changes in restricted cash held in connection with investing activities	(14,359)	25,779
Deposits paid to escrow account, net	(25,180)	—
Other investing activities, net	15,308	1,411
Cash flows from (used in) investing activities	(2,356)	67,321
Cash flows from financing activities:
Borrowings from debt obligations	374,000	1,323,822
Repayments of debt obligations	(247,055)	(1,408,935)
Proceeds from loan participations payable	138,075	—
Preferred dividends paid	(25,660)	(25,660)
Payments for deferred financing costs	(2,255)	(17,491)
Other financing activities, net	(6,332)	(4,005)
Cash flows from (used in) financing activities	230,773	(132,269)
Effect of exchange rate changes on cash	432	—
Changes in cash and cash equivalents	165,075	(157,055)
Cash and cash equivalents at beginning of period	472,061	513,568
Cash and cash equivalents at end of period	$637,136	$356,513
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—iStar Financial Inc., or the "Company," doing business as "iStar", finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company has invested more than $35 billion over the past two decades and is structured as a real estate investment trust, or "REIT", with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary business segments are real estate finance, net lease, operating properties and land & development (see Note 16).

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
During the year ended December 31, 2014, the Company determined that its classification of proceeds received from land sales for the quarterly periods ended March 31, June 30 and September 30, 2014 was incorrectly classified as a component of cash flows from operating activities rather than cash flows from investing activities. The Company evaluated the impact on the previously issued statements of cash flows for the aforementioned periods and concluded that it was not material. However, in order to correctly present such cash flows, the Company will revise the amounts as those financial statements are presented in the respective 2015 quarterly filings. The impact of the correction for the six months ended June 30, 2014 is as follows ($ in thousands):

	As Previously Reported	Change	As Revised
Cash flows from operating activities:
Six months ended June 30, 2014	$(83,477)	$(8,630)	$(92,107)

Cash flows from investing activities:
Six months ended June 30, 2014	$58,691	$8,630	$67,321
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Consolidated VIEs—As of June 30, 2015, the Company consolidated 4 VIEs for which it is considered the primary beneficiary. At June 30, 2015, the total assets of these consolidated VIEs were $188.0 million and total liabilities were $19.2 million. The classifications of these assets are primarily within "Real estate, net" and "Other investments" on the Company's Consolidated Balance Sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company's total unfunded commitments related to consolidated VIEs was $38.8 million as of June 30, 2015.

Unconsolidated VIEs—As of June 30, 2015, 26 of the Company's investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of June 30, 2015, the Company's maximum exposure to loss from these investments does not exceed the sum of the $160.7 million carrying value of the investments, which are classified in "Other investments" on the Company's Consolidated Balance Sheets, and $14.6 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

Loan participations payable, net—The Company accounts for transfers of financial assets under ASC Topic 860, “Transfers and Servicing”, as either sales or secured borrowings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is presented on the balance sheet as "Loan participations payable, net". Financial asset activities that are accounted for as sales are removed from our balance sheet with any realized gain (loss) reflected in earnings during the period of sale.
As of June 30, 2015, the remainder of the Company's significant accounting policies, which are detailed in the Company's 2014 Annual Report, have not changed materially.
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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Land	Total
As of June 30, 2015
Land and land improvements	$310,196	$142,892	$874,147	$1,327,235
Buildings and improvements	1,232,001	452,742	—	1,684,743
Less: accumulated depreciation and amortization	(378,847)	(85,168)	(9,147)	(473,162)
Real estate, net	1,163,350	510,466	865,000	2,538,816
Real estate available and held for sale	2,708	138,187	147,126	288,021
Total real estate	$1,166,058	$648,653	$1,012,126	$2,826,837
As of December 31, 2014
Land and land improvements	$311,890	$146,417	$868,650	$1,326,957
Buildings and improvements	1,240,593	578,013	—	1,818,606
Less: accumulated depreciation and amortization	(364,323)	(96,159)	(8,367)	(468,849)
Real estate, net	1,188,160	628,271	860,283	2,676,714
Real estate available and held for sale	4,521	162,782	118,679	285,982
Total real estate	$1,192,681	$791,053	$978,962	$2,962,696

Real Estate Available and Held for Sale—As of June 30, 2015 and December 31, 2014, the Company had $134.1 million and $155.8 million, respectively, of residential properties available for sale in its operating properties portfolio.

During the six months ended June 30, 2015, the Company reclassified residential units and lots with a carrying value of $30.0 million to held for sale due to substantial completion of construction and active marketing for sale. In addition, the Company reclassified net lease assets with a carrying value of $8.2 million, residential lots with a carrying value of $3.9 million and land with a carrying value of $2.8 million to held for sale due to executed contracts with third parties.

During the six months ended June 30, 2015, the Company reclassified a commercial operating property with a carrying value of $2.9 million to held for investment due to a change in business strategy.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Acquisitions—The following acquisitions of real estate were reflected in the Company's Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 ($ in thousands):

	For the Six Months Ended June 30,
	2015	2014
Acquisitions of real estate assets	—	2,412	(1)

Explanatory Note:
_______________________________________________________________________________

(1)	During the six months ended June 30, 2014, the Company purchased one condominium unit for $2.4 million.

During the six months ended June 30, 2015, the Company acquired, via deed-in-lieu, title to a residential operating property, which had a total fair value of $13.4 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

During the six months ended June 30, 2014, the Company acquired, via deed-in-lieu, title to three commercial operating properties and a land asset, which had a total fair value of $77.9 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction. The following table summarizes the Company's pro forma revenues and net income for the three and six months ended June 30, 2014, as if the acquisition of the properties acquired during the six months ended June 30, 2014 was completed on January 1, 2013 ($ in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2014	2014
Pro forma total revenues	131,038	242,892
Pro forma net income (loss)	(3,614)	(18,001)

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
Dispositions—During the six months ended June 30, 2015 and 2014, the Company sold residential condominiums for total net proceeds of $91.3 million and $94.8 million, respectively, and recorded income from sales of real estate totaling $30.9 million and $33.7 million, respectively. During the six months ended June 30, 2015, the Company sold net lease assets for net proceeds of $25.6 million resulting in a gain of $8.6 million. The gain was recorded in "Income from sales of real estate" on the Company's Consolidated Statements of Operations.
During the six months ended June 30, 2015, the Company sold residential lots from three of its master planned community properties, condominium units from an infill property, residential lots from a waterfront property and residential lots from another infill property for proceeds of $14.8 million which had associated cost of sales of $12.1 million. In April 2015, the Company transferred a land asset to a purchaser at a stated price of $16.1 million, as part of an agreement to construct an amphitheater, for which the Company received proceeds of $5.3 million, with the remainder to be received upon completion of the development project. Due to the Company's continuing involvement in the project, no sale was recognized and the proceeds were recorded as unearned revenue in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets (Refer to Note 7). During the six months ended June 30, 2014, the Company sold residential lots from two of our master planned community properties for proceeds of $8.6 million and which had cost of sales of $7.3 million.
During the six months ended June 30, 2015, the Company, through a consolidated entity for which it has a 90% ownership interest, sold a leasehold interest in a commercial operating property for net proceeds of $93.5 million and simultaneously entered into a ground lease with an initial term of 99 years. In connection with this transaction, the Company recorded a lease incentive asset of $38.1 million, which is included in "Deferred expenses and other assets, net" on the Company's Consolidated Balance Sheets, and deferred a gain of $5.3 million, which is included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the six months ended June 30, 2014, the Company sold a net lease asset for net proceeds of $93.7 million which approximated carrying value to a newly formed unconsolidated entity in which the Company has a noncontrolling equity interest of 51.9% and contributed land with a carrying value of $9.5 million to newly formed unconsolidated entities (see Note 6).
During the six months ended June 30, 2014, the Company sold properties with a carrying value of $6.7 million for proceeds that approximated carrying value. During the same period, the Company also sold a net lease asset for net proceeds of $7.8 million. The Company recorded an impairment loss of $3.0 million in connection with the sale.
Impairments—During the six months ended June 30, 2015 and June 30, 2014, the Company recorded impairments on real estate assets totaling $1.7 million and $6.3 million, respectively. The impairment recorded in 2015 resulted from a change in business strategy for a commercial operating property. Of the impairment recorded in 2014, $3.3 million resulted from a change in business strategy for a residential property and $3.0 million resulted from the sale of a net lease asset.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $6.7 million and $13.7 million for the three and six months ended June 30, 2015, respectively, and $7.0 million and $15.6 million for the three and six months ended June 30, 2014. These amounts are included in "Operating lease income" on the Company's Consolidated Statements of Operations.
Redeemable Noncontrolling Interest—At June 30, 2015 and December 31, 2014, the Company had redeemable noncontrolling interests of $8.7 million and $9.9 million, respectively, which are not currently redeemable, for which the Company records changes in the fair value over the redemption periods. These interests had an estimated redemption value of $11.1 million and $23.6 million, respectively.
Allowance for Doubtful Accounts—As of June 30, 2015 and December 31, 2014, the allowance for doubtful accounts related to real estate tenant receivables was $1.6 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $2.4 million at both dates. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net", respectively, on the Company's Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 5—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	June 30, 2015	December 31, 2014
Senior mortgages	$884,927	$737,535
Corporate/Partnership loans	609,843	497,796
Subordinate mortgages	28,773	53,331
Total gross carrying value of loans	1,523,543	1,288,662
Reserves for loan losses	(121,934)	(98,490)
Total loans receivable, net	1,401,609	1,190,172
Other lending investments—securities	165,687	187,671
Total loans receivable and other lending investments, net(1)	$1,567,296	$1,377,843

Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of June 30, 2015 and December 31, 2014 includes accrued interest of $8.8 million and $7.0 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's Consolidated Balance Sheets.

In June 2015, the Company received a loan with a fair value of $146.7 million as a non-cash paydown on an existing loan and reduced the principal balance by the same amount. The loan received has been recorded as a loan receivable and is included in "Loans receivable and other lending investments, net" on the Company’s Consolidated Balance Sheet.

During the six months ended June 30, 2015, the Company sold a loan with a carrying value of $5.5 million. No gain or loss was recognized as a result of the transaction. During the six months ended June 30, 2014, the Company sold loans with total carrying values of $30.8 million, which resulted in a realized gain of $19.0 million. Gains and losses on sales of loans are included in "Other income" on the Company's Consolidated Statements of Operations.

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Reserve for loan losses at beginning of period	$102,783	$370,076	$98,490	$377,204
Provision for (recovery of) loan losses(1)	19,151	(2,792)	23,444	(6,192)
Charge-offs	—	(229,380)	—	(233,108)
Reserve for loan losses at end of period	$121,934	$137,904	$121,934	$137,904

Explanatory Note:
_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2015, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2014, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $2.4 million and $7.6 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of June 30, 2015
Loans	$179,589	$1,352,725	$1,532,314
Less: Reserve for loan losses	(94,834)	(27,100)	(121,934)
Total	$84,755	$1,325,625	$1,410,380
As of December 31, 2014
Loans	$139,672	$1,156,031	$1,295,703
Less: Reserve for loan losses	(64,990)	(33,500)	(98,490)
Total	$74,682	$1,122,531	$1,197,213

Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $0.2 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $11.1 million and $10.6 million as of June 30, 2015 and December 31, 2014, respectively.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of June 30, 2015		As of December 31, 2014
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$760,515	2.71	$611,009	2.73
Corporate/Partnership loans	564,461	3.30	501,620	3.88
Subordinate mortgages	29,132	3.65	53,836	2.87
Total	$1,354,108	2.98	$1,166,465	3.23

As of June 30, 2015, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$766,515	$6,083	$116,230	$122,313	$888,828
Corporate/Partnership loans	614,354	—	—	—	614,354
Subordinate mortgages	29,132	—	—	—	29,132
Total	$1,410,001	$6,083	$116,230	$122,313	$1,532,314

Explanatory Note:
_______________________________________________________________________________

(1)
As of June 30, 2015, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 7.0 years outstanding.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of June 30, 2015			As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$129,696	$128,709	$(69,141)	$130,645	$129,744	$(64,440)
Corporate/Partnership loans	49,893	49,893	(25,693)	9,027	9,057	(550)
Total	$179,589	$178,602	$(94,834)	$139,672	$138,801	$(64,990)

Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of June 30, 2015 and December 31, 2014, certain loans modified through troubled debt restructurings with a recorded investment of $1.4 million and $10.4 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status. The Company did not have impaired loans without related allowances recorded.

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$—	$—	$87,642	$186	$—	$—	$59,432	$687
With an allowance recorded:
Senior mortgages	130,016	17	354,695	70	130,226	34	453,242	123
Corporate/Partnership loans	28,301	3	63,142	52	21,876	12	75,120	117
Subtotal	158,317	20	417,837	122	152,102	46	528,362	240
Total:
Senior mortgages	130,016	17	442,337	256	130,226	34	512,674	810
Corporate/Partnership loans	28,301	3	63,142	52	21,876	12	75,120	117
Total	$158,317	$20	$505,479	$308	$152,102	$46	$587,794	$927

Troubled Debt Restructurings—During the six months ended June 30, 2015 and 2014, the Company did not modify any loans that were determined to be troubled debt restructurings.
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of June 30, 2015, there were no unfunded commitments associated with modified loans considered troubled debt restructurings.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of June 30, 2015
Available-for-Sale Securities
Municipal debt securities	$1,010	$1,010	$90	$1,100	$1,100
Held-to-Maturity Securities
Corporate debt securities	152,576	164,587	—	168,674	164,587
Total	$153,586	$165,597	$90	$169,774	$165,687
As of December 31, 2014
Available-for-Sale Securities
Municipal debt securities	$1,020	$1,020	$147	$1,167	$1,167
Held-to-Maturity Securities
Corporate debt securities	176,254	186,504	—	190,199	186,504
Total	$177,274	$187,524	$147	$191,366	$187,671

Note 6—Other Investments

The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying Value as of		Equity in Earnings
	June 30, 2015	December 31, 2014	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2015	2014	2015	2014
iStar Net Lease I LLC ("Net Lease Venture")	$70,409	$125,361	$1,666	$164	$3,299	$(198)
Other real estate equity investments	84,119	88,848	(337)	1,561	(1,638)	2,495
Other investments(1)	50,088	63,262	2,765	24,640	4,498	27,974
Madison Funds	44,589	45,971	(408)	(1,989)	(445)	(2,391)
Marina Palms, LLC ("Marina Palms")	40,295	30,677	5,099	(283)	9,618	(610)
Total other investments	289,500	354,119	$8,785	$24,093	$15,332	$27,270

Explanatory Note:
_______________________________________________________________________________

(1)	For the three and six months ended June 30, 2014, the Company recognized $23.4 million of earnings from equity method investments resulting from asset sales by one of its equity method investees.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a new unconsolidated entity in which the Company has a noncontrolling equity interest of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's officers whose time is substantially devoted to the net lease venture own a total of 0.6% equity ownership in the venture via co-investment. These officers are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the six months ended June 30, 2014, the Company sold a net lease asset for net proceeds of $93.7 million, which approximated carrying value, to the venture. As of June 30, 2015 and December 31, 2014, the venture's carrying value of total assets was $382.2 million and $348.1 million, respectively. In June 2015, the venture placed ten year non-recourse financing of $120.0 million on one of its net lease assets.  Net proceeds from the financing were distributed to its members of which the Company received approximately $61.2 million.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Marina Palms—As of June 30, 2015, the Company owned a 47.5% equity interest and a $10.0 million preferred partnership interest in Marina Palms. As of June 30, 2015 and December 31, 2014, the venture's carrying value of total assets was $283.6 million and $265.7 million, respectively.
Other real estate equity investments—During the six months ended June 30, 2014, the Company contributed land to a newly formed unconsolidated entity in which the Company received an initial equity interest of 85.7%. This entity is a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of June 30, 2015 and December 31, 2014, the venture's carrying value of total assets was $8.3 million and $9.4 million, respectively. Additionally, the Company committed to provide $45.7 million of mezzanine financing to the entity. As of June 30, 2015, the loan balance was $31.2 million and was included in "Loans receivable and other lending investments, net" on the Company's Consolidated Balance Sheets.
As of June 30, 2015, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 16% to 76%, comprised of investments of $11.4 million in operating properties and $64.4 million in land assets. As of December 31, 2014, the Company's real estate equity investments included $13.2 million in operating properties and $66.1 million in land assets.
Madison Funds—As of June 30, 2015, the Company owned a 29.5% interest in Madison International Real Estate Fund II, LP ("MIRELF II"), a 32.9% interest in Madison International Real Estate Liquidity Fund III, LP ("MIRELF III"), a 32.9% interest in Madison International Real Estate Liquidity Fund III AIV, LP ("MIRELF III AIV") and a 29.5% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are VIEs and that the Company is not the primary beneficiary.
Other investments—As of June 30, 2015, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. During the six months ended June 30, 2015, the Company sold available-for-sale securities for proceeds of $7.3 million for realized gains of $2.5 million, which are included in "Other income" on the Company's Consolidated Statements of Operations. The amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method.
Summarized investee financial information—The following tables present the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries as of June 30, 2015 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Six Months Ended June 30, 2015
Marina Palms	$71,852	$(45,523)	$26,329

For the Six Months Ended June 30, 2014
Marina Palms	$48	$(1,304)	$(1,256)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2015	December 31, 2014
Intangible assets, net(1)	$78,308	$50,088
Other receivables	41,867	13,115
Deferred financing fees, net(2)	33,004	36,774
Restricted cash	32,742	19,283
Other assets	30,881	37,085
Leasing costs, net(3)	16,832	20,031
Corporate furniture, fixtures and equipment, net(4)	4,853	5,409
Deferred expenses and other assets, net	$238,487	$181,785

Explanatory Notes:
_______________________________________________________________________________

(1)
Intangible assets, net are primarily related to the acquisition of real estate assets. This balance also includes a lease incentive asset of $38.1 million (see Note 4). Accumulated amortization on intangible assets was $37.7 million and $45.1 million as of June 30, 2015 and December 31, 2014, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income on the Company's Consolidated Statements of Operations by $1.4 million and $3.7 million for the three and six months ended June 30, 2015, respectively, and $1.6 million and $4.0 million for the three and six months ended June 30, 2014, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for other intangible assets was $0.7 million and $2.2 million for the three and six months ended June 30, 2015, respectively, and $1.5 million and $3.8 million for the three and six months ended June 30, 2014, respectively. These amounts are included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations.

(2)	Accumulated amortization on deferred financing fees was $21.4 million and $15.4 million as of June 30, 2015 and December 31, 2014, respectively.

(3)	Accumulated amortization on leasing costs was $9.3 million and $9.0 million as of June 30, 2015 and December 31, 2014, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $7.5 million and $7.1 million as of June 30, 2015 and December 31, 2014, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2015	December 31, 2014
Other liabilities(1)	$66,957	$48,256
Accrued interest payable	55,530	57,895
Accrued expenses	49,854	62,866
Intangible liabilities, net(2)	11,265	11,885
Accounts payable, accrued expenses and other liabilities	$183,606	$180,902

Explanatory Notes:
_______________________________________________________________________________

(1)
As of June 30, 2015 and December 31, 2014, "Other liabilities" includes $12.4 million and $6.8 million, respectively, related to a profit sharing payable to a developer for residential units sold. As of June 30, 2015 and December 31, 2014, "Other liabilities" also includes $7.3 million and $7.7 million, respectively, related to tax increment financing ("TIF") bonds which were issued by a governmental entity to fund the installation of infrastructure within one of the Company's master planned community developments. The balance represents a special assessment associated with each individual land parcel, which will decrease as the Company sells parcels.

(2)
Intangible liabilities, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible liabilities was $5.9 million and $6.2 million as of June 30, 2015 and December 31, 2014, respectively. The amortization of intangible liabilities increased operating lease income on the Company's Consolidated Statements of Operations by $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2014, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of
	June 30, 2015	December 31, 2014
Deferred tax assets(1)	$64,793	$54,318
Valuation allowance	(64,793)	(54,318)
Net deferred tax assets (liabilities)	$—	$—
Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of June 30, 2015 include timing differences related primarily to real estate basis of $42.4 million, investment basis of $8.5 million, deferred expenses of $7.4 million, and net operating loss carryforwards of $4.2 million. Deferred tax assets as of December 31, 2014, include timing differences related primarily to real estate basis of $39.3 million, investment basis of $5.9 million, net operating loss carryforwards of $4.1 million, and deferred expenses of $2.7 million.

Note 8—Loan Participations Payable, net

During the six months ended June 30, 2015, the Company transferred to a third party a $100.0 million junior loan participation in a $250.0 million mezzanine loan commitment that it had previously originated. The Company had funded $38.9 million of the junior loan prior to transfer and received proceeds of $38.9 million upon transfer. The transferee is responsible for funding the remaining $61.1 million under the junior loan commitment, which bears interest at a rate of 5.90%. The Company will fund these commitments if the transferee defaults. As of June 30, 2015, the transferee funded an additional $3.4 million directly to the borrower.
During the six months ended June 30, 2015, the Company transferred to a third party a $100.0 million senior loan participation in a $220.2 million senior loan commitment that it had previously originated. The transferred participation bears interest at a rate of LIBOR+ 3.50% with a LIBOR floor of 0.25%. The Company had fully funded the $100.0 million transferred participation prior to transfer and received net proceeds of $99.2 million.
These transfers of financial assets did not meet the sales criteria established under ASC Topic 860 and have been accounted for as loan participations payable as of June 30, 2015, with a balance of $141.5 million, net of a discount. As of June 30, 2015, the corresponding loan receivable balances were $142.3 million and are included in "Loans receivable and other lending investments, net" on the Company's Consolidated Balance Sheets. The principal and interest due on these participations are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Debt Obligations, net

As of June 30, 2015 and December 31, 2014, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	June 30, 2015	December 31, 2014
Secured credit facilities and term loans:
2012 Tranche A-2 Facility	$345,048	$358,504	LIBOR + 5.75%	(1)	March 2017
2015 Revolving Credit Facility	250,000	—	Various	(2)	March 2018
Term loans collateralized by net lease assets	244,623	248,955	4.851% - 7.26%	(3)	Various through 2026
Total secured credit facilities and term loans	839,671	607,459
Unsecured notes:
6.05% senior notes	—	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	265,000	3.875%		July 2016
3.0% senior convertible notes(4)	200,000	200,000	3.0%		November 2016
1.50% senior convertible notes(5)	200,000	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	275,000	9.0%		June 2017
4.00% senior notes	550,000	550,000	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
5.00% senior notes	770,000	770,000	5.00%		July 2019
Total unsecured notes	3,221,125	3,326,890
Other debt obligations:
Other debt obligations	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	4,160,796	4,034,349
Debt discounts, net	(9,143)	(11,665)
Total debt obligations, net(6)	$4,151,653	$4,022,684

Explanatory Notes:
_______________________________________________________________________________

(1)	The loan has a LIBOR floor of 1.25%. As of June 30, 2015, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

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

(3)	As of June 30, 2015 and December 31, 2014, includes a loan with a floating rate of LIBOR plus 2.00%. As of June 30, 2015, the weighted average interest rate of these loans is 5.3%.

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

(6)
The Company capitalized interest relating to development activities of $1.2 million and $2.6 million for the three and six months ended June 30, 2015 and $1.0 million and $1.9 million for the three and six months ended June 30, 2014.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of June 30, 2015, future scheduled maturities of outstanding long-term debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2015 (remaining six months)	$—	$—	$—
2016	926,403	—	926,403
2017	924,722	345,048	1,269,770
2018	600,000	264,282	864,282
2019	770,000	31,562	801,562
Thereafter	100,000	198,779	298,779
Total principal maturities	3,321,125	839,671	4,160,796
Unamortized discounts, net	(6,962)	(2,181)	(9,143)
Total long-term debt obligations, net	$3,314,163	$837,490	$4,151,653

2015 Revolving Credit Facility—On March 27, 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.5%, based on average utilization each quarter. During the three months ended June 30, 2015, the weighted average cost of the credit facility was 3.25%. Commitments under the revolving facility mature in March 2018. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019. The facility is secured by a borrowing base of assets and there is no requirement that proceeds from the borrowing base be used to pay down outstanding borrowings.
2012 Secured Credit Facilities—In March 2012, the Company entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities, together with cash on hand, were used to repurchase and repay other outstanding debt.

The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through June 30, 2015, the Company made cumulative amortization repayments of $125.0 million on the 2012 Tranche A-2 Facility. For the three and six months ended June 30, 2015, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.2 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on early extinguishment of debt, net" on the Company's Consolidated Statements of Operations.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Encumbered/Unencumbered Assets—As of June 30, 2015 and December 31, 2014, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2015		December 31, 2014
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$880,745	$1,658,071	$620,378	$2,056,336
Real estate available and held for sale	10,496	277,525	10,496	275,486
Loans receivable and other lending investments, net(1)(2)	102,218	1,349,876	46,515	1,364,828
Other investments	18,509	270,991	17,708	336,411
Cash and other assets	—	989,730	—	768,475
Total	$1,011,968	$4,546,193	$695,097	$4,801,536

Explanatory Notes:
_______________________________________________________________________________

(1)	As of June 30, 2015 and December 31, 2014, the amounts presented exclude general reserves for loan losses of $27.1 million and $33.5 million, respectively.

(2)	As of June 30, 2015 and December 31, 2014, the amounts presented exclude loan participations payable of $142.3 million and $0.0 million, respectively.

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

As of June 30, 2015, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$660,147	$13,069	$54,477	$727,693
Strategic Investments	—	—	46,076	46,076
Discretionary Fundings	16,469	—	—	16,469
Total	$676,616	$13,069	$100,553	$790,238

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

On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of its current and former senior executives (including its chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of common stock issued by the Company to its senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs have filed a notice of appeal. A briefing schedule has been established and oral argument has been scheduled for November 2015.

On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. A third party is entitled to a 15% participation interest in all proceeds. Lennar has appealed the Court's judgment. The Court has granted Lennar's motion to stay the judgment pending appeal, subject to Lennar posting a required appeal bond, which has been posted. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or to the outcome of any appeal.

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	N/A	$—	Other Liabilities	$21	Other Liabilities	$478
Interest rate swaps	N/A	—	Other Assets	52	Other Liabilities	54	N/A	—
Total		$—		$52		$75		$478

Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	Other Assets	$1,534	Other Liabilities	$609	N/A	$—
Interest rate cap	Other Assets	2,204	Other Assets	4,775	N/A	—	N/A	—
Total		$2,204		$6,309		$609		$—
The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended June 30, 2015
Interest rate cap	Interest Expense	$—	$(125)	N/A
Interest rate cap	Earnings from equity method investments	(3)	—	N/A
Interest rate swaps	Interest Expense	92	42	N/A
Interest rate swap	Earnings from equity method investments	41	(117)	N/A
Foreign exchange contracts	Earnings from equity method investments	14	—	N/A
For the Three Months Ended June 30, 2014
Interest rate cap	Other Expense	(2,022)	—	(3,634)
Interest rate swap	Interest Expense	(693)	(39)	N/A
Foreign exchange contracts	Other Expense	(127)	—	N/A
For the Six Months Ended June 30, 2015
Interest rate cap	Interest Expense	—	202	N/A
Interest rate cap	Earnings from equity method investments	(10)	—	N/A
Interest rate swaps	Interest Expense	284	84	N/A
Interest rate swaps	Earnings from equity method investments	(323)	(232)	N/A
Foreign exchange contracts	Earnings from equity method investments	(184)	—	N/A
For the Six Months Ended June 30, 2014
Interest rate cap	Other Expense	(2,984)	—	(3,634)
Interest rate swap	Interest Expense	(1,041)	96	N/A
Foreign exchange contracts	Other Expense	(579)	—	N/A

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives not Designated in Hedging Relationships		2015	2014	2015	2014
Interest rate cap	Other Expense	$(534)	$(504)	$(2,571)	$(504)
Foreign exchange contracts	Other Expense	(702)	(751)	1,587	747
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
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. As of June 30, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ and Rs in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells Indian rupee ("INR")/Buys USD Forward	₨	456,000	$6,553	December 2016
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's Consolidated Statements of Operations within "Other Expense." As of June 30, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($, €, £ and C$ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward		€5,500	$5,916	July 2015
Sells pound sterling ("GBP")/Buys USD Forward		£3,000	$4,433	July 2015
Sells Canadian dollar ("CAD")/Buys USD Forward	C$	10,500	$8,292	July 2015
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" on its Consolidated Statements of Operations for loan investments or "Accumulated other comprehensive income (loss)," on its Consolidated Balance Sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $(0.1) million and $(0.1) million during the three and six months ended June 30, 2015, respectively, and $0.0 million and $0.4 million during the three and six months ended June 30, 2014, respectively, in its Consolidated Statements of Operations.
Interest Rate Hedges—For derivatives designated as interest rate hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly within the Company's Consolidated Statements of Operations. As of June 30, 2015, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$27,196	LIBOR + 2.00%	3.47%	October 2012	November 2019
For derivatives not designated as interest rate hedges, the changes in the fair value of the derivatives are reported in the Company's Consolidated Statements of Operations within "Other Expense." As of June 30, 2015, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated ($ in thousands):

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

The Company reports our derivative instruments on a gross basis on our consolidated financial statements. In connection with its foreign currency derivatives which were in a liability position as of June 30, 2015, the Company has posted collateral of

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

$3.0 million and $3.0 million, respectively, as of June 30, 2015 and December 31, 2014, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets. The Company's net exposure under these contracts was $0 as of June 30, 2015.

Note 12—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of June 30, 2015 and December 31, 2014:

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

(2)
The Company declared and paid dividends of $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the six months ended June 30, 2015 and 2014. The Company declared and paid dividends of $4.5 million on its Series J Convertible Perpetual Preferred Stock during the six months ended June 30, 2015 and 2014. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2013, the Company had $759.8 million of net operating loss carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2033 if unused. The amount of net operating loss carryforwards as of December 31, 2014 will be determined upon finalization of the Company's 2014 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2012 Tranche A-2 Facility and 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative net operating loss carryforwards in the case of the 2015 Revolving Credit Facility), for so long as the Company maintains its qualification as a REIT. The 2012 Tranche A-2 Facility and 2015 Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the six months ended June 30, 2015 and 2014.

Stock Repurchase Programs—In September 2013, the Company's Board of Directors approved an increase in the repurchase limit under the Company's previously approved stock repurchase program to $50.0 million. The program authorizes the repurchase of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the six months ended June 30, 2015, the Company repurchased 44,235 shares of its outstanding Common Stock for

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

$0.6 million, at an average cost of $12.66 per share. As of June 30, 2015, the Company had up to $28.5 million of Common Stock available to repurchase under its Board authorized stock repurchase program.

HPU Repurchase—The Company launched a tender offer for its outstanding high performance units during the quarter, which is scheduled to expire on August 12, 2015. Under the current terms, HPU holders can elect to receive $9.30 in cash, 0.7 shares of iStar common stock or a combination thereof for each common stock equivalent underlying their HPUs. The Company has binding commitments from holders representing approximately 61% of the HPUs to tender and not withdraw their units, and an additional 25% of the HPUs have been tendered as of July 30, 2015, but remain subject to withdrawal.
Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	June 30, 2015	December 31, 2014
Unrealized gains (losses) on available-for-sale securities	$(186)	$2,983
Unrealized gains (losses) on cash flow hedges	(860)	(409)
Unrealized losses on cumulative translation adjustment	(3,660)	(3,545)
Accumulated other comprehensive income (loss)	$(4,706)	$(971)

Note 13—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense for our Performance Incentive Plans, Long-Term Incentive Plans and Directors' Awards of $3.9 million and $7.2 million for the three and six months ended June 30, 2015, respectively, and $3.2 million and $5.3 million for the three and six months ended June 30, 2014, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of June 30, 2015, there was $2.8 million of total unrecognized compensation cost related to all unvested restricted stock units ("Units") that are expected to be recognized over a weighted average remaining vesting/service period of 1.33 years. As of June 30, 2015, approximately $13.8 million of stock-based compensation was included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.
As of June 30, 2015, an aggregate of 3.7 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.
Performance Incentive Plans—The Company's Performance Incentive Plan ("iPIP") is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plan. In May 2014, the Company granted 73 iPIP points for the initial 2013-2014 investment pool and in February 2015, the Company granted an additional 10 points for the 2013-2014 investment pool and 34 iPIP points for the 2015-2016 investment pool. The fair value of points are determined using a model that forecasts the Company's projected investment performance. iPIP is a liability-classified award which will be remeasured each reporting period at fair value until the awards are settled.
Long-Term Incentive Plans—During the six months ended June 30, 2015, the Company granted 318,482 shares of our Common Stock to certain employees as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 189,241 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.
During the six months ended June 30, 2015, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
64,196 service-based Units were granted on January 30, 2015, representing the right to receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2017, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled. As of June 30, 2015, 62,854 of such service-based Units were outstanding.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

•
49,650 target amount of performance-based Units were granted on January 30, 2015. The performance is based on the Company's total shareholder return, or TSR, measured over a performance period ending on December 31, 2017, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the award, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.75% for risk-free interest rate and 28.14% for expected stock price volatility. As of June 30, 2015, 49,075 of such performance-based Units were outstanding.

As of June 30, 2015, the Company had the following additional stock-based compensation awards outstanding:

•
63,378 service-based Units, granted on January 10, 2014, representing the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2016, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled.

•
49,613 target amount of performance-based Units, granted on January 10, 2014 representing the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest based on the Company’s TSR measured over a performance period ending on December 31, 2016, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company’s TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award). The Company, as well as any companies not included in the index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent these Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of our Common Stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its Common Stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The assumptions used to estimate the fair value of these performance-based awards were 0.76% for risk-free interest rate and 44.84% for expected stock price volatility.

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

Directors' Awards—During the six months ended June 30, 2015, the Company awarded to non-employee Directors 50,360 common stock equivalents ("CSEs") and restricted shares at a fair value per share of $14.40 at the time of grant. These CSEs and restricted shares have a one year vesting period and pay dividends, if any, in an amount equal to the dividends paid on the equivalent

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on Common Stock. As of June 30, 2015, a total of 280,659 common stock equivalents ("CSEs") and restricted shares of our Common Stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.7 million.

401(k) Plan—The Company made gross contributions of $0.1 million and $0.8 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.7 million for the three and six months ended June 30, 2014, respectively.

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
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(38,131)	$(20,774)	$(71,599)	$(51,445)
Income from sales of real estate	18,355	17,180	39,511	33,674
Net (income) loss attributable to noncontrolling interests	629	(325)	2,470	(779)
Preferred dividends	(12,830)	(12,830)	(25,660)	(25,660)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(31,977)	$(16,749)	$(55,278)	$(44,210)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(30,950)	$(16,207)	$(53,502)	$(42,779)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	85,541	84,916	85,519	84,868
Basic and diluted earnings per common share:
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.36)	$(0.19)	$(0.63)	$(0.50)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,027)	$(542)	$(1,776)	$(1,431)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15
Basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(68.47)	$(36.13)	$(118.40)	$(95.40)

For the six months ended June 30, 2015 and 2014, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Joint venture shares	298	298	298	298
3.00% convertible senior unsecured notes	16,992	16,992	16,992	16,992
Series J convertible perpetual preferred stock	15,635	15,635	15,635	15,635
1.50% convertible senior unsecured notes	11,567	11,567	11,567	11,567

Explanatory Note:
_______________________________________________________________________________

(1)	For the three and six months ended June 30, 2015 and 2014, the effect of the Company's unvested Units, performance-based Units, CSEs and restricted stock awards were anti-dilutive.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2015
Recurring basis:
Derivative assets	$2,204	$—	$2,204	$—
Derivative liabilities	684	—	684	—
Available-for-sale securities(1)	1,100	—	—	1,100
Non-recurring basis:
Impaired loans(2)	32,200	—	—	32,200
Impaired real estate(3)	1,215	—	—	1,215

As of December 31, 2014
Recurring basis:
Derivative assets	$6,361	$—	$6,361	$—
Derivative liabilities	478	—	478	—
Available-for-sale securities	7,906	7,906	—	—
Non-recurring basis:
Impaired loans(4)	37,169	—	—	37,169
Impaired real estate(5)	7,102	—	—	7,102
Explanatory Notes:
_______________________________________________________________________________

(1)	The fair value of the Company's available-for-sale securities are based upon third-party broker quotes.

(2)
The Company recorded a provision for loan losses on one loan with a fair value of $24.2 million based on the expected proceeds to be received from the borrower. The Company also recorded a provision for loan losses on one loan with a fair value of $8.0 million based on a discount rate of 12.6% using discounted cash flows over a six month term.

(3)	The Company recorded impairment on one real estate asset with a fair value of $1.2 million based on a discount rate of 11% using discounted cash flows over a six year hold period.

(4)
The Company recorded a recovery of loan losses on one loan with a fair value of $8.5 million based on the loan's remaining term of 1.5 years and interest rate of 4.7% using discounted cash flow analysis. The Company also recorded a provision for loan losses on one loan with a fair value of $5.2 million based on an appraisal. In addition, the Company recorded a provision for loan losses on one loan, collateralized by a land asset, with a fair value of $23.5 million based upon a foreclosure sale agreement. The land asset was acquired by an unconsolidated entity in which the Company is a partner.

(5)	The Company recorded impairment on one real estate asset with a fair value of $7.1 million based on a discount rate of 15.0% using discounted cash flows over a 10 year lease term.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments, debt obligations, and loan participations payable were $1.6 billion, $4.3 billion, and $0.1 billion, respectively, as of June 30, 2015 and $1.4 billion, $4.1 billion, and $0.0 billion, respectively, as of December 31, 2014. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 16—Segment Reporting

The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Finance, Net Lease, Operating Properties and Land & Development. The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans and real estate related securities. The Net Lease segment includes all of the Company's activities related to the ownership and leasing of corporate facilities. The Operating Properties segment includes all of the Company's activities and operations related to its commercial and residential properties. The Land & Development segment includes the Company's activities related to its developable land portfolio. The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Corporate/Other(1)	Company Total
Three Months Ended June 30, 2015:
Operating lease income	$—	$37,781	$18,116	$255	$—	$56,152
Interest income	33,729	—	—	—	—	33,729
Other income	798	121	10,591	154	1,097	12,761
Land development revenue	—	—	—	6,543	—	6,543
Earnings (loss) from equity method investments	—	1,666	298	4,463	2,358	8,785
Income from sales of real estate	—	5,127	13,228	—	—	18,355
Total revenue and other earnings	34,527	44,695	42,233	11,415	3,455	136,325
Real estate expense	—	(5,522)	(23,940)	(6,893)	—	(36,355)
Land development cost of sales	—	—	—	(5,252)	—	(5,252)
Other expense	(221)	—	—	—	(667)	(888)
Allocated interest expense	(14,563)	(16,933)	(7,057)	(7,876)	(9,395)	(55,824)
Allocated general and administrative(2)	(3,129)	(3,676)	(1,629)	(2,733)	(5,472)	(16,639)
Segment profit (loss)(3)	$16,614	$18,564	$9,607	$(11,339)	$(12,079)	$21,367
Other significant non-cash items:
Provision for (recovery of) loan losses	$19,151	$—	$—	$—	$—	$19,151
Impairment of assets	—	—	1,674	—	—	1,674
Depreciation and amortization	—	9,409	5,446	390	271	15,516
Capitalized expenditures	—	1,769	21,749	27,465	—	50,983

Three Months Ended June 30, 2014
Operating lease income	$—	$37,674	$23,117	$176	$—	$60,967
Interest income	35,127	—	—	—	—	35,127
Other income	19,043	519	7,874	143	1,683	29,262
Land development revenue	—	—	—	4,487	—	4,487
Earnings (loss) from equity method investments	—	862	731	(151)	22,651	24,093
Income from sales of real estate	—	—	17,180	—	—	17,180
Total revenue and other earnings	54,170	39,055	48,902	4,655	24,334	171,116
Real estate expense	—	(5,520)	(28,929)	(6,105)	—	(40,554)
Land development cost of sales	—	—	—	(3,611)	—	(3,611)
Other expense	(303)	—	—	—	(4,387)	(4,690)
Allocated interest expense	(15,858)	(18,009)	(10,229)	(7,294)	(5,140)	(56,530)
Allocated general and administrative(2)	(4,444)	(5,183)	(3,078)	(4,224)	(6,498)	(23,427)
Segment profit (loss)(3)	$33,565	$10,343	$6,666	$(16,579)	$8,309	$42,304

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Corporate/Other(1)	Company Total
Other significant non-cash items:
Provision for (recovery of) loan losses	$(2,792)	$—	$—	$—	$—	$(2,792)
Impairment of assets	—	—	3,900	(600)	—	3,300
Depreciation and amortization	—	9,682	8,368	490	282	18,822
Capitalized expenditures	—	201	13,564	18,373	—	32,138

Six Months Ended June 30, 2015:
Operating lease income	$—	$74,120	$40,730	$441	$—	$115,291
Interest income	68,625	—	—	—	—	68,625
Other income	846	124	19,467	787	2,101	23,325
Land development revenue	—	—	—	14,801	—	14,801
Earnings (loss) from equity method investments	—	3,299	833	7,072	4,128	15,332
Income from sales of real estate	—	8,654	30,857	—	—	39,511
Total revenue and other earnings	69,471	86,197	91,887	23,101	6,229	276,885
Real estate expense	—	(10,792)	(51,364)	(13,833)	—	(75,989)
Land development cost of sales	—	—	—	(12,142)	—	(12,142)
Other expense	(220)	—	—	—	(2,791)	(3,011)
Allocated interest expense	(28,798)	(33,768)	(14,725)	(15,420)	(17,745)	(110,456)
Allocated general and administrative(2)	(6,223)	(7,437)	(3,457)	(5,526)	(11,511)	(34,154)
Segment profit (loss)(3)	$34,230	$34,200	$22,341	$(23,820)	$(25,818)	$41,133
Other significant non-cash items:
Provision for (recovery of) loan losses	$23,444	$—	$—	$—	$—	$23,444
Impairment of assets	—	—	1,674	—	—	1,674
Depreciation and amortization	—	18,858	13,791	780	588	34,017
Capitalized expenditures	—	2,114	31,843	49,845	—	83,802

Six Months Ended June 30, 2014
Operating lease income	$—	$76,555	$46,118	$402	$—	$123,075
Interest income	63,041	—	—	—	—	63,041
Other income	19,442	733	20,540	369	2,762	43,846
Land development revenue	—	—	—	8,630	—	8,630
Earnings (loss) from equity method investments	—	1,148	948	(409)	25,583	27,270
Income from sales of real estate	—	—	33,674	—	—	33,674
Total revenue and other earnings	82,483	78,436	101,280	8,992	28,345	299,536
Real estate expense	—	(11,194)	(57,543)	(14,430)	—	(83,167)
Land development cost of sales	—	—	—	(7,265)	—	(7,265)
Other expense	(733)	—	—		(4,178)	(4,911)
Allocated interest expense	(31,310)	(36,619)	(20,488)	(14,453)	(11,116)	(113,986)
Allocated general and administrative(2)	(7,534)	(8,982)	(5,267)	(7,273)	(12,084)	(41,140)
Segment profit (loss)(3)	$42,906	$21,641	$17,982	$(34,429)	$967	$49,067
Other significant non-cash items:
Provision for (recovery of) loan losses	$(6,192)	$—	$—	$—	$—	$(6,192)
Impairment of assets	—	2,979	3,900	(600)	—	6,279
Depreciation and amortization	—	19,810	16,232	794	599	37,435

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Corporate/Other(1)	Company Total
Capitalized expenditures	—	(426)	26,418	33,056	—	59,048

As of June 30, 2015
Real estate
Real estate, net	$—	$1,163,350	$510,466	$865,000	$—	$2,538,816
Real estate available and held for sale	—	2,708	138,187	147,126	—	288,021
Total real estate	—	1,166,058	648,653	1,012,126	—	2,826,837
Loans receivable and other lending investments, net	1,567,296	—	—	—	—	1,567,296
Other investments	—	70,409	11,391	113,009	94,691	289,500
Total portfolio assets	$1,567,296	$1,236,467	$660,044	$1,125,135	$94,691	4,683,633
Cash and other assets						989,730
Total assets						$5,673,363

As of December 31, 2014
Real estate
Real estate, net	$—	$1,188,160	$628,271	$860,283	$—	$2,676,714
Real estate available and held for sale	—	4,521	162,782	118,679	—	285,982
Total real estate	—	1,192,681	791,053	978,962	—	2,962,696
Loans receivable and other lending investments, net	1,377,843	—	—	—	—	1,377,843
Other investments	—	125,360	13,220	106,155	109,384	354,119
Total portfolio assets	$1,377,843	$1,318,041	$804,273	$1,085,117	$109,384	4,694,658
Cash and other assets						768,475
Total assets						$5,463,133

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

(2)
General and administrative excludes stock-based compensation expense of $3.9 million and $7.2 million for the three and six months ended June 30, 2015 and $3.2 million and $5.3 million for the three and six months ended June 30, 2014, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Segment profit	$21,367	$42,304	$41,133	$49,067
Less: (Provision for) recovery of loan losses	(19,151)	2,792	(23,444)	6,192
Less: Impairment of assets	(1,674)	(3,300)	(1,674)	(6,279)
Less: Stock-based compensation expense	(3,947)	(3,196)	(7,186)	(5,271)
Less: Depreciation and amortization	(15,516)	(18,822)	(34,017)	(37,435)
Less: Income tax (expense) benefit	(811)	215	(6,688)	722
Less: Loss on early extinguishment of debt, net	(44)	(23,587)	(212)	(24,767)
Net income (loss)	$(19,776)	$(3,594)	$(32,088)	$(17,771)

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
Introduction
iStar Financial Inc., doing business as "iStar", finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company has invested more than $35 billion over the past two decades and is structured as a real estate investment trust, or "REIT", with a diversified portfolio focused on larger assets located in major metropolitan markets. Our primary business segments are real estate finance, net lease, operating properties and land & development.
Executive Overview

In conjunction with improving economic and commercial real estate market conditions, we have continued to make meaningful progress towards achieving a number of our strategic corporate objectives. We have continued to originate investments primarily within our core business segments of real estate finance and net lease, which we anticipate should drive future revenue growth. Through strategic ventures, we have partnered with other providers of capital within our net lease segment and with developers with specific product expertise within our land segment. In addition, we have made significant investments within our operating property and land portfolios in order to better position assets for sale.
Access to the capital markets has allowed us to extend our debt maturity profile, lower our cost of capital and become primarily an unsecured borrower. In 2014, we fully repaid our largest secured credit facility using proceeds from unsecured notes issuances. This repayment unencumbered $2.0 billion of collateral and provides us with additional liquidity as we now retain 100% of the proceeds from sales and repayments of these previously encumbered assets, rather than directing them to repay the facility. During the first quarter of 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million. At June 30, 2015, we had $637.1 million of cash, which we expect to be used primarily to fund future investment activities.
During the three months ended June 30, 2015, three of our four business segments, including real estate finance, net lease and operating properties, contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. For the three months ended June 30, 2015, we recorded net loss allocable to common shareholders of $(31.0) million, compared to a loss of $(16.2) million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the quarter ended June 30, 2015 was $9.8 million, compared to $28.9 million during the same period in the prior year.

Results of Operations for the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Operating lease income	$56,152	$60,967	$(4,815)	(8)%
Interest income	33,729	35,127	(1,398)	(4)%
Other income	12,761	29,262	(16,501)	(56)%
Land development sales revenue	6,543	4,487	2,056	46%
Total revenue	109,185	129,843	(20,658)	(16)%
Interest expense	55,824	56,530	(706)	(1)%
Real estate expenses	36,355	40,554	(4,199)	(10)%
Land development cost of sales	5,252	3,611	1,641	45%
Depreciation and amortization	15,516	18,822	(3,306)	(18)%
General and administrative	20,586	26,623	(6,037)	(23)%
Provision for (recovery of) loan losses	19,151	(2,792)	21,943	>(100)%
Impairment of assets	1,674	3,300	(1,626)	(49)%
Other expense	888	4,690	(3,802)	(81)%
Total costs and expenses	155,246	151,338	3,908	3%
Loss on early extinguishment of debt, net	(44)	(23,587)	23,543	(100)%
Earnings from equity method investments	8,785	24,093	(15,308)	(64)%
Income tax (expense) benefit	(811)	215	(1,026)	>(100)%
Income from sales of real estate	18,355	17,180	1,175	7%
Net income (loss)	$(19,776)	$(3,594)	$(16,182)	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $56.2 million during the three months ended June 30, 2015 from $61.0 million for the same period in 2014.

Operating lease income from net lease assets increased to $37.8 million during the three months ended June 30, 2015 from $37.7 million for the same period in 2014. This increase was primarily due to the execution of a new lease within our portfolio. Our consolidated net lease assets generated an unleveraged yield of 7.69% for the three months ended June 30, 2015 as compared to 8.01% for the same period in 2014. Operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to April 1, 2014 and were in service through June 30, 2015, increased to $36.3 million during the three months ended June 30, 2015 from $35.5 million for the same period in 2014. This increase was primarily due to an increase in rent per occupied square foot for same store net lease assets to $9.86 for the three months ended June 30, 2015 from $9.68 for the same period in 2014 and an increase in the occupancy rate for same store net lease assets to 95.4% at June 30, 2015 from 92.8% at June 30, 2014.

Operating lease income from commercial operating properties decreased to $18.0 million during the three months ended June 30, 2015 from $22.2 million for the same period in 2014. This decrease was primarily due to the sale of a leasehold interest in 2015 and the sale of a commercial operating property in 2014, offset by additional operating lease income from the acquisition of three commercial operating properties in 2014. Operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels, we owned on or prior to April 1, 2014 and were in service through June 30, 2015, decreased to $15.8 million during the three months ended June 30, 2015 from $15.9 million for the same period in 2014 due primarily to a decline in rent per occupied square foot for same store commercial operating properties, which was $22.99 for the three months ended June 30, 2015 and $24.30 for the same period in 2014. The decline was offset by an increase in occupancy rates for same store commercial operating properties, which increased to 63.6% at June 30, 2015 from 61.1% at June 30, 2014. Ancillary operating lease income for residential operating properties decreased by $0.9 million from the three months ended June 30, 2015 to the same period in 2014 due primarily to sales of residential units.

Interest income decreased to $33.7 million during the three months ended June 30, 2015 as compared to $35.1 million for the same period in 2014. The decrease was due primarily to $5.0 million of income recognition related to the amortization of a discount associated with the acquisition of a loan in 2014 and the classification of a performing loan to non-performing status offset by increases in the portfolio balance and interest rates on performing loans. New investment originations and additional fundings of existing loans increased our average balance of performing loans to $1.55 billion during the three months ended June 30, 2015 from $1.36 billion for the same period in 2014. The weighted average yield of our performing loans increased to 8.7% for the three months ended June 30, 2015 from 8.5% for the same period in 2014 due primarily to higher interest rates on new loan originations in 2014 and 2015 and payoffs of loans with lower interest rates.
Other income decreased to $12.8 million during the three months ended June 30, 2015 as compared to $29.3 million for the same period in 2014. The decrease was primarily due to gains on sales of non-performing loans of $19 million during the three months ended June 30, 2014. The decrease was offset in part by $2.6 million received on an operating property guarantor settlement during the three months ended June 30, 2015.
Land development sales revenue and cost of sales—During the three months ended June 30, 2015, we sold residential lots from three of our master planned community properties, condominium units from an infill property and residential lots from a waterfront property for proceeds of $6.5 million which had associated cost of sales of $5.3 million. During the three months ended June 30, 2014, we sold residential lots from two of our master planned community properties for proceeds of $4.5 million which had associated cost of sales of $3.6 million.
Costs and expenses—Interest expense decreased to $55.8 million during the three months ended June 30, 2015 as compared to $56.5 million for the same period in 2014 due to a lower weighted average cost of debt. The average outstanding balance of our debt obligations increased to $4.13 billion for the three months ended June 30, 2015 from $4.08 billion for the same period in 2014. Our weighted average effective cost of debt decreased to 5.39% for the three months ended June 30, 2015 from 5.48% for the same period in 2014.
Real estate expenses decreased to $36.4 million during the three months ended June 30, 2015 as compared to $40.6 million for the same period in 2014. Expenses for net lease assets were $5.5 million in the three months ended June 30, 2015 and 2014. During the three months ended June 30, 2015, expenses for same store net lease assets increased to $5.4 million from $5.2 million for the same period in 2014. Expenses for commercial operating properties decreased to $20.1 million during the three months ended June 30, 2015 from $21.1 million for the same period in 2014. This decrease was primarily due to the sale of a leasehold interest in an operating property during 2015, offset by the acquisition of three commercial operating properties during 2014. During the three months ended June 30, 2015, expenses for same store commercial operating properties, excluding hotels, increased to $10.6 million from $10.1 million for the same period in 2014 due primarily to an increase in non-recurring expenses at a property and repairs and maintenance at another property. Additionally, expenses for hotel properties were $5.5 million for the three months ended June 30, 2015 and 2014. Expenses associated with residential units decreased to $3.8 million during the three months ended June 30, 2015 from $7.8 million for the same period in 2014 due to the sale of residential units since June 30, 2014. Carry costs and other expenses on our land assets increased to $7.1 million during the three months ended June 30, 2015 as compared to $6.1 million for the same period in 2014, primarily due to an increase in costs incurred on certain land assets prior to development.
Depreciation and amortization decreased to $15.5 million during the three months ended June 30, 2015 as compared to $18.8 million for the same period in 2014 primarily due to the sale of a leasehold interest of an operating property in the three months ended March 31, 2015 and accelerated depreciation related to terminated leases during the three months ended June 30, 2014.
General and administrative expenses decreased to $20.6 million during the three months ended June 30, 2015 as compared to $26.6 million for the same period in 2014 primarily due to an expected decrease in compensation related costs pertaining to annual performance based bonuses based on performance to date.
The net provision for loan losses was $19.2 million during the three months ended June 30, 2015 as compared to a net recovery of loan losses of $2.8 million for the same period in 2014. Included in the net provision for the three months ended June 30, 2015 were provisions for specific reserves of $30.0 million due primarily to a new non-performing loan, offset by a decrease of $10.9 million in the general reserve due to an overall improvement in the risk ratings of our loan portfolio. Included in the net recovery for the three months ended June 30, 2014 were recoveries of previously recorded loan loss reserves of $2.4 million and a reduction of $0.4 million in the general reserve due primarily to an overall improvement in risk ratings of our loans.
Other expense decreased to $0.9 million during the three months ended June 30, 2015 from $4.7 million for the same period in 2014. During the quarter ended June 30, 2014, in connection with the full repayment and termination of our February 2013 Secured Credit Facility, we realized $3.6 million of expense from other comprehensive loss as a portion of an interest rate cap related to our variable rate debt was no longer expected to be highly effective.

During the three months ended June 30, 2015, we recorded an impairment on a real estate asset totaling $1.7 million resulting from a change in business strategy for a commercial operating property. During the three months ended June 30, 2014, we recorded impairments on real estate assets totaling $3.3 million resulting from a change in business strategy for a residential property.

Loss on early extinguishment of debt, net—During the three months ended June 30, 2015, we incurred $0.1 million of net losses on the early extinguishment of debt primarily related to accelerated amortization of discounts and fees in connection with amortization payments of our October 2012 Secured Credit Facility. During the three months ended June 30, 2014, we incurred losses on early extinguishment of debt of $23.6 million, which were primarily associated with accelerated amortization of discount and fees related to the payoff of our February 2013 Secured Credit Facility.

Earnings from equity method investments—Earnings from equity method investments decreased to $8.8 million during the three months ended June 30, 2015 as compared to $24.1 million for the same period in 2014. During the three months ended June 30, 2015, $5.1 million related to sales activity on a land development venture and $1.7 million related to earnings from additional properties held within our Net Lease Venture. For the three months ended June 30, 2014, we recognized $23.4 million of earnings from equity method investments resulting from asset sales by one of our equity method investees.

Income from sales of real estate—Income from sales of real estate increased to $18.4 million during the three months ended June 30, 2015 as compared to $17.2 million for the same period in 2014. During the three months ended June 30, 2015 and 2014, we sold residential condominiums for total net proceeds of $42.1 million and $47.1 million, respectively, that resulted in income of $13.2 million and $17.2 million, respectively. During the three months ended June 30, 2015, we also sold six net lease assets for total net proceeds of $20.7 million that resulted in a total gain of $5.1 million.

Results of Operations for the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Operating lease income	$115,291	$123,075	$(7,784)	(6)%
Interest income	68,625	63,041	5,584	9%
Other income	23,325	43,846	(20,521)	(47)%
Land development sales revenue	14,801	8,630	6,171	72%
Total revenue	222,042	238,592	(16,550)	(7)%
Interest expense	110,456	113,986	(3,530)	(3)%
Real estate expenses	75,989	83,167	(7,178)	(9)%
Land development cost of sales	12,142	7,265	4,877	67%
Depreciation and amortization	34,017	37,435	(3,418)	(9)%
General and administrative	41,340	46,411	(5,071)	(11)%
Provision for (recovery of) loan losses	23,444	(6,192)	29,636	>(100)%
Impairment of assets	1,674	6,279	(4,605)	(73)%
Other expense	3,011	4,911	(1,900)	(39)%
Total costs and expenses	302,073	293,262	8,811	3%
Loss on early extinguishment of debt, net	(212)	(24,767)	24,555	99%
Earnings from equity method investments	15,332	27,270	(11,938)	(44)%
Income tax (expense) benefit	(6,688)	722	(7,410)	>(100)%
Income from sales of real estate	39,511	33,674	5,837	17%
Net income (loss)	$(32,088)	$(17,771)	$(14,317)	(81)%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $115.3 million during the six months ended June 30, 2015 from $123.1 million for the same period in 2014.

Operating lease income from net lease assets decreased to $74.1 million during the six months ended June 30, 2015 from $76.6 million for the same period in 2014. This decrease was primarily due to the sale of assets to our Net Lease Venture and other asset sales, offset by the execution of new leases. Our consolidated net lease assets generated an unleveraged yield of 7.64% for the six months ended June 30, 2015 as compared to 7.85% for the same period in 2014. Operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2014 and were in service through June 30, 2015, increased to $72.4 million during the six months ended June 30, 2015 from $70.9 million for the same period in 2014. This increase was primarily due to an increase in rent per occupied square foot for same store net lease assets to $9.82 for the six months ended June 30, 2015 from $9.66 for the same period in 2014 and an increase in the occupancy rate for same store net lease assets to 95.4% at June 30, 2015 from 92.8% at June 30, 2014.

Operating lease income from commercial operating properties decreased to $40.5 million during the six months ended June 30, 2015 from $43.9 million for the same period in 2014. This decrease was primarily due to the sale of a leasehold interest in an operating property, other asset sales and lease terminations, offset by additional operating lease income due to the acquisition of three commercial operating properties in 2014 and certain new leases in 2015. Operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels, we owned on or prior to January 1, 2014 and were in service through June 30, 2015, decreased to $31.5 million during the six months ended June 30, 2015 from $32.4 million for the same period in 2014 due primarily to a decline in rent per occupied square foot for same store commercial operating properties, which was $22.98 for the six months ended June 30, 2015 and $24.72 for the same period in 2014. The decline was partially offset by an increase in occupancy rates for same store commercial operating properties, which increased to 63.6% at June 30, 2015 from 61.1% at June 30, 2014. Ancillary operating lease income for residential operating properties decreased by $2.0 million from the six months ended June 30, 2015 as compared to the same period in 2014 due primarily to sales of residential units.

Interest income increased to $68.6 million during the six months ended June 30, 2015 as compared to $63.0 million for the same period in 2014. The increase was due primarily to increases in the portfolio balance and interest rates on performing loans, offset by $5.0 million of income recognition related to the amortization of a discount associated with the acquisition of a loan in 2014. New investment originations and additional fundings of existing loans raised our average balance of performing loans to $1.52 billion during the six months ended June 30, 2015 from $1.33 billion for the same period in 2014. The weighted average yield of our performing loans increased to 9.1% for the six months ended June 30, 2015 from 8.6% for the same period in 2014 due primarily to higher interest rates for new loan originations in 2014 and 2015 and payoffs of loans with lower interest rates.
Other income decreased to $23.3 million during the six months ended June 30, 2015 as compared to $43.8 million for the same period in 2014. The decrease was primarily due to gains on sales of non-performing loans of $19.0 million and $5.3 million of income related to a lease modification received during the six months ended June 30, 2014. The decrease was offset in part by $2.6 million received on an operating property guarantor settlement during the six months ended June 30, 2015 and an additional $2.1 million in ancillary income from commercial operating properties for which we acquired title during the six months ended June 30, 2014.
Land development sales revenue and cost of sales—During the six months ended June 30, 2015, we sold residential lots from three of our master planned community properties, condominium units from an infill property, residential lots from a waterfront property and residential lots from another infill property for proceeds of $14.8 million which had associated cost of sales of $12.1 million. During the six months ended June 30, 2014, we sold residential lots from two of our master planned community properties for proceeds of $8.6 million which had associated cost of sales of $7.3 million.
Costs and expenses—Interest expense decreased to $110.5 million during the six months ended June 30, 2015 as compared to $114.0 million for the same period in 2014 due to a lower weighted average cost of debt. The average outstanding balance of our debt was $4.08 billion for the six months ended June 30, 2015 and $4.10 billion for the same period in 2014. Our weighted average effective cost of debt decreased to 5.51% for the six months ended June 30, 2015 from 5.52% for the same period in 2014.
Real estate expenses decreased to $76.0 million during the six months ended June 30, 2015 as compared to $83.2 million for the same period in 2014. Expenses for net lease assets decreased to $10.8 million during the six months ended June 30, 2015 from $11.2 million for the same period in 2014. This decrease was primarily due to the sale of an asset to our Net Lease Venture during 2014. Expenses for same store net lease assets were $10.6 million during the six months ended June 30, 2015 and 2014. Expenses for commercial operating properties decreased to $42.7 million during the six months ended June 30, 2015 from $43.5 million for the same period in 2014. This decrease was primarily due to the sale of a leasehold interest in an operating property in 2015, the sale of a commercial operating property in 2014 and expense decreases at various properties, offset by additional expenses due to the acquisition of three commercial operating properties during 2014. During the six months ended June 30, 2015, expenses for same store commercial operating properties, excluding hotels, decreased to $21.3 million from $21.9 million for the same period in 2014 due primarily to lease terminations in 2014. Additionally, expenses for hotel properties decreased to $11.1 million during the six months ended June 30, 2015 from $12.4 million for the same period in 2014 due primarily to the conversion of hotel rooms to residential units being sold at a hotel property. Expenses associated with residential units decreased to $8.7 million during the six months ended June 30, 2015 from $14.1 million for the same period in 2014 due to the sale of residential units since June 30, 2014, offset by increased marketing costs at a residential property. Carry costs and other expenses on our land assets decreased to $14.1 million during the six months ended June 30, 2015 as compared to $14.4 million for the same period in 2014, primarily related to a decrease in legal costs on two assets partially offset by a net increase in predevelopment costs at certain assets.
Depreciation and amortization decreased to $34.0 million during the six months ended June 30, 2015 as compared to $37.4 million for the same period in 2014 primarily due to the sale of a leasehold interest in an operating property during the six months ended June 30, 2015 and accelerated depreciation related to terminated leases during the six months ended June 30, 2014.
General and administrative expenses decreased to $41.3 million during the six months ended June 30, 2015 as compared to $46.4 million for the same period in 2014 primarily due to an expected decrease in compensation related costs pertaining to annual performance based bonuses based on performance to date.
The net provision for loan losses was $23.4 million during the six months ended June 30, 2015 as compared to a net recovery of loan losses of $6.2 million for the same period in 2014. Included in the net provision for the six months ended June 30, 2015 were provisions for specific reserves of $29.8 million due primarily to a new non-performing loan, offset by a decrease of $6.4 million in the general reserve due to an overall improvement in the risk ratings of our loan portfolio. Included in the net recovery for the six months ended June 30, 2014 were recoveries of previously recorded loan loss reserves of $7.6 million offset by an increase of $1.4 million in the general reserve due primarily to new investment originations.
Other expense decreased to $3.0 million during the six months ended June 30, 2015 from $4.9 million for the same period in 2014. During the six months ended June 30, 2015, we recognized $2.6 million of losses relating to a decrease in the fair value of an interest rate cap that is not designated as an interest rate hedge. During the six months ended June 30, 2014, in connection with the full repayment and termination of our February 2013 Secured Credit Facility, we realized $3.6 million of expense from other comprehensive loss as a portion of an interest rate cap related to our variable rate debt was no longer designated as an interest rate hedge.

During the six months ended June 30, 2015, we recorded an impairment on a real estate asset totaling $1.7 million resulting from a change in business strategy for a commercial operating property. During the six months ended June 30, 2014, we recorded impairments on real estate assets totaling $6.3 million resulting from a change in business strategy for a residential property and resulting from the sale of a net lease asset.

Loss on early extinguishment of debt, net—During the six months ended June 30, 2015, we incurred $0.2 million of net losses on the early extinguishment of debt primarily related to accelerated amortization of discounts and fees in connection with amortization payments of our October 2012 Secured Credit Facility. During the six months ended June 30, 2014, we incurred losses on early extinguishment of debt of $24.8 million which were primarily associated with accelerated amortization of discount and fees related to the payoff of our February 2013 Secured Credit Facility.

Earnings from equity method investments—Earnings from equity method investments decreased to $15.3 million during the six months ended June 30, 2015 as compared to $27.3 million for the same period in 2014. During the six months ended June 30, 2015, $9.6 million related to sales activity on a land development venture and $3.3 million related to leasing operations at our Net Lease Venture. For the six months ended June 30, 2014, we recognized $23.4 million of earnings from equity method investments resulting from asset sales by one of our equity method investees.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries (“TRS”). Income tax expense of $6.7 million was recorded during the six months ended June 30, 2015 as compared to a net tax benefit of $0.7 million for the same period in 2014. The period to period difference was due primarily to an increase in gains from condominium sales and percentage of completion income on land development projects.

Income from sales of real estate—Income from sales of real estate increased to $39.5 million during the six months ended June 30, 2015 as compared to $33.7 million for the same period in 2014. During the six months ended June 30, 2015 and 2014, we sold residential condominiums for total net proceeds of $91.3 million and $94.8 million, respectively, that resulted in income of $30.9 million and $33.7 million, respectively. During the six months ended June 30, 2015, we also sold seven net lease assets for proceeds of $25.6 million resulting in a gain of $8.6 million.

Adjusted Income

In addition to net income (loss), we use Adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income represents net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense and the non-cash portion of gain (loss) on early extinguishment of debt.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(30,950)	$(16,207)	$(53,502)	$(42,779)
Add: Depreciation and amortization(1)	17,293	19,291	37,365	38,187
Add/Less: Provision for (recovery of) loan losses	19,151	(2,792)	23,444	(6,192)
Add: Impairment of assets(2)	1,674	3,300	6,011	6,279
Add: Stock-based compensation expense	3,947	3,196	7,186	5,271
Add: Loss on early extinguishment of debt, net	44	23,587	212	24,767
Less: HPU/Participating Security allocation	(1,352)	(1,507)	(2,385)	(2,211)
Adjusted income (loss) allocable to common shareholders	$9,807	$28,868	$18,331	$23,322

Explanatory Note:
_______________________________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
During the six months ended June 30, 2015, impairment of assets includes impairments on cost and equity method investments recorded in "Other income" and "Earnings from equity method investments", respectively, on our Consolidated Statements of Operations.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	June 30, 2015	December 31, 2014
Non-performing loans
Carrying value(1)	$83,621	$65,047
As a percentage of total carrying value of loans	6.0%	5.5%
Reserve for loan losses
Asset-specific reserves for loan losses	$94,834	$64,990
As a percentage of gross carrying value of impaired loans	52.8%	46.5%
Total reserve for loan losses	$121,934	$98,490
As a percentage of total loans before loan loss reserves	8.0%	7.6%

Explanatory Note:
_______________________________________________________________________________

(1)	As of June 30, 2015 and December 31, 2014, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $94.6 million and $64.2 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2015, we had non-performing loans with an aggregate carrying value of $83.6 million compared to non-performing loans of $65.0 million at December 31, 2014. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $121.9 million as of June 30, 2015, or 8.0% of total loans, compared to $98.5 million or 7.6% at December 31, 2014. For the six months ended June 30, 2015, the provision for loan losses includes provisions for specific reserves of $29.8 million offset by a decrease of $6.4 million in the general reserve due primarily to an overall improvement in the weighted-average risk ratings of performing loans. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2015, asset-specific reserves increased to $94.8 million compared to $65.0 million at December 31, 2014, due to a new non-performing loan.

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

The general reserve decreased to $27.1 million or 2.0% of performing loans as of June 30, 2015, compared to $33.5 million or 2.9% of performing loans at December 31, 2014. This decrease was primarily attributable to overall improvement in the weighted average risk ratings of our performing loans offset by an increase in the balance of performing loans, which was driven by new investment originations.

Risk concentrations—As of June 30, 2015, based on current gross carrying values, the Company's total investment portfolio has the following characteristics ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$163,619	$906,482	$187,479	$—	$1,257,580	24.3%
Land & Development	27,806	—	—	1,134,282	1,162,088	22.4%
Mixed Use / Mixed Collateral	479,087	—	247,477	—	726,564	14.0%
Entertainment / Leisure	—	505,921	—	—	505,921	9.8%
Hotel	307,414	136,080	54,280	—	497,774	9.6%
Condominium	236,081	—	134,087	—	370,168	7.1%
Other Property Types	281,456	9,483	—	—	290,939	5.6%
Retail	98,933	57,348	121,889	—	278,170	5.4%
Strategic Investments	—	—	—	—	94,691	1.8%
Total	$1,594,396	$1,615,314	$745,212	$1,134,282	$5,183,895	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$838,053	$382,713	$485	$203,611	$1,424,862	27.5%
West	84,690	410,808	62,652	400,194	958,344	18.5%
Southeast	145,185	242,467	283,008	159,877	830,537	16.0%
Mid-Atlantic	298,820	140,202	142,613	198,659	780,294	15.1%
Southwest	56,149	216,608	186,858	150,372	609,987	11.8%
Central	139,389	80,406	52,345	8,279	280,419	5.4%
Various(2)	32,110	142,110	17,251	13,290	204,761	3.9%
Strategic Investments(2)	—	—	—	—	94,691	1.8%
Total	$1,594,396	$1,615,314	$745,212	$1,134,282	$5,183,895	100.0%
Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments include $13.5 million of international assets. Various includes $21.7 million of international assets. Combined, these categories include $16.0 million of European assets, including $14.1 million in the United Kingdom and $1.9 million in Germany.

Liquidity and Capital Resources

During the three months ended June 30, 2015, we committed to new investments totaling $254.5 million. The Company funded a total of $126.0 million associated with new investments as well as ongoing developments and prior financing commitments during the quarter. Total fundings included $79.2 million in lending and other investments, $22.9 million to develop our land assets and $23.9 million of capital to reposition or redevelop our operating properties and invest in net lease assets. Also during the three months ended June 30, 2015, we generated $248.9 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $178.1 million from real estate finance, $40.4 million from operating properties, $20.8 million from net lease assets, $7.3 million from land and $2.3 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated and equity method investments. As of June 30, 2015, we had unrestricted cash of $637.1 million.
The following table outlines our capital expenditures on real estate assets reflected in our Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, by segment ($ in thousands):

	For the Six Months Ended June 30,
	2015	2014
Land & Development	$42,050	$30,120
Operating Properties	30,404	26,753
Net Lease	2,806	4,573
Total capital expenditures on real estate assets	$75,260	$61,446
Our primary cash uses over the next 12 months are expected to be funding of investments, repayments of debt, capital expenditures and funding ongoing business operations. We repaid the $105.8 million outstanding balance of our 6.05% senior notes due April 2015 at their maturity. We have other debt maturities of $261.4 million due before June 30, 2016. Over the next 12 months, we currently expect to fund in the range of approximately $225 million to $300 million of capital expenditures within our portfolio. The majority of these amounts relate to our operating properties, land, multifamily and residential development activities and are expected to include approximately $85.0 million associated with vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of June 30, 2015, we also had approximately $790 million of maximum unfunded commitments associated with our investments, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met. See "Unfunded Commitments" below. Our capital sources to meet expected cash uses through the next 12 months will primarily include cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales and capital raised through debt offerings or equity capital transactions.
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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of June 30, 2015 (see Note 8 of the Notes to the Consolidated Financial Statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$3,221,125	$261,403	$1,889,722	$1,070,000	$—	$—
Secured credit facilities	345,048	—	345,048	—	—	—
Revolving credit facility	250,000	—	250,000	—	—	—
Secured term loans	244,623	8,971	27,520	39,964	166,357	1,811
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	4,160,796	270,374	2,512,290	1,109,964	166,357	101,811
Interest Payable(1)	654,241	203,990	309,699	99,412	22,034	19,106
Loan Participations Payable(2)	142,302	—	100,000	42,302	—	—
Operating Lease Obligations	28,889	5,613	10,181	6,914	5,452	729
Total(3)	$4,986,228	$479,977	$2,932,170	$1,258,592	$193,843	$121,646
Explanatory Notes:
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR rate of 0.19%, 3-month LIBOR rate of 0.28% and 6-month LIBOR rate of 0.40%.

(2)	Refer to Note 8 to the Consolidated Financial Statements.

(3)
We also have issued letters of credit totaling $3.7 million in connection with our investments. See Unfunded Commitments below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

2015 Revolving Credit Facility—On March 27, 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.5%, based on average utilization each quarter. During the three months ended June 30, 2015, the weighted average cost of the credit facility was 3.25%. Commitments under the revolving facility mature in March 2018. At maturity, we may convert outstanding borrowings to a one-year term loan which matures in quarterly installments through March 2019. The facility is secured by a borrowing base of assets and there is no requirement that proceeds from the borrowing base be used to pay down outstanding borrowings.
2012 Secured Credit Facilities—In March 2012, we entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities, together with cash on hand, were used to repurchase and repay other outstanding debt.
The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through June 30, 2015, we made cumulative amortization repayments of $125.0 million on the 2012 Tranche A-2 Facility. For the six months ended June 30, 2015 and 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.2 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts were included in "Loss on early extinguishment of debt, net" on our Consolidated Statements of Operations.

Encumbered/Unencumbered Assets—As of June 30, 2015 and December 31, 2014, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2015		December 31, 2014
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$880,745	$1,658,071	$620,378	$2,056,336
Real estate available and held for sale	10,496	277,525	10,496	275,486
Loans receivable and other lending investments, net(1)(2)	102,218	1,349,876	46,515	1,364,828
Other investments	18,509	270,991	17,708	336,411
Cash and other assets	—	989,730	—	768,475
Total	$1,011,968	$4,546,193	$695,097	$4,801,536

Explanatory Notes:
_______________________________________________________________________________

(1)	As of June 30, 2015 and December 31, 2014, the amounts presented exclude general reserves for loan losses of $27.1 million and $33.5 million, respectively.

(2)	As of June 30, 2015 and December 31, 2014, the amounts presented exclude loan participations payable of $142.3 million and $0.0 million, respectively.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2015, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$660,147	$13,069	$54,477	$727,693
Strategic Investments	—	—	46,076	46,076
Discretionary Fundings	16,469	—	—	16,469
Total	$676,616	$13,069	$100,553	$790,238

Stock Repurchase Programs—In September 2013, our Board of Directors approved an increase in the repurchase limit under our previously approved stock repurchase program to $50.0 million. The program authorizes the repurchase of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the six months ended June 30, 2015, we repurchased 44,235 shares of our outstanding Common Stock for $0.6 million, at an average cost of $12.66 per share. As of June 30, 2015, we had up to $28.5 million of Common Stock available to repurchase under our Board authorized stock repurchase program.
HPU Repurchase—The Company launched a tender offer for its outstanding high performance units during the quarter, which is scheduled to expire on August 12, 2015. Under the current terms, HPU holders can elect to receive $9.30 in cash, 0.7 shares of iStar common stock or a combination thereof for each common stock equivalent underlying their HPUs. The Company has binding commitments from holders representing approximately 61% of the HPUs to tender and not withdraw their units, and an additional 25% of the HPUs have been tendered as of July 30, 2015, but remain subject to withdrawal.
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
A summary of our critical accounting estimates is included in our 2014 Annual Report in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of June 30, 2015.
New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the six months ended June 30, 2015 as compared to the disclosures included in our 2014 Annual Report. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our 2014 Annual Report.
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
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs have filed a notice of appeal. A briefing schedule has been established and oral argument has been scheduled for November 2015.
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of Lennar v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. A third party is entitled to a 15% participation interest in all proceeds. Lennar has appealed the Court's judgment. The Court has granted Lennar's motion to stay the judgment pending appeal, subject to Lennar posting a required appeal bond, which has been posted. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or to the outcome of any appeal.
Item 1a.    Risk Factors
See the Company's 2014 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan(1)
April 1 - April 30, 2015	235	$12.72	235	$28,454,780
Explanatory Notes:
_______________________________________________________________________________

(1)
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2015 and 2014, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the six months ended June 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014 and (vi) the Notes to the Consolidated Financial Statements (unaudited).*

Explanatory Note:
_______________________________________________________________________________

*
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

iSTAR FINANCIAL INC. Registrant
Date:	August 4, 2015	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	August 4, 2015	/s/ DAVID DISTASO
David DiStaso Chief Financial Officer (principal financial and accounting officer)