Form 10-Q
period 2015-09-30
ISTAR INC.
filed 2015-11-03
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-15371
_______________________________________________________________________________
iSTAR INC.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 30, 2015, there were 84,804,518 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Real estate
Real estate, at cost	$2,969,113	$3,145,563
Less: accumulated depreciation	(478,575)	(468,849)
Real estate, net	2,490,538	2,676,714
Real estate available and held for sale	296,591	285,982
Total real estate	2,787,129	2,962,696
Loans receivable and other lending investments, net	1,585,399	1,377,843
Other investments	290,519	354,119
Cash and cash equivalents	656,742	472,061
Accrued interest and operating lease income receivable, net	15,533	16,367
Deferred operating lease income receivable, net	98,076	98,262
Deferred expenses and other assets, net	209,397	181,785
Total assets	$5,642,795	$5,463,133
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$190,029	$180,902
Loan participations payable, net	148,163	—
Debt obligations, net	4,144,817	4,022,684
Total liabilities	4,483,009	4,203,586
Commitments and contingencies (refer to Note 10)	—	—
Redeemable noncontrolling interests (refer to Note 4)	11,577	11,199
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (refer to Note 12)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 12)	4	4
High Performance Units (refer to Note 12)	—	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 147,463 issued and 85,179 outstanding as of September 30, 2015 and 145,807 issued and 85,191 outstanding as of December 31, 2014	147	146
Additional paid-in capital	4,023,962	4,007,514
Retained earnings (deficit)	(2,633,164)	(2,556,469)
Accumulated other comprehensive income (loss) (refer to Note 12)	(5,313)	(971)
Treasury stock, at cost, $0.001 par value, 62,284 shares as of September 30, 2015 and 60,617 shares as of December 31, 2014	(283,256)	(262,954)
Total iStar Inc. shareholders' equity	1,102,402	1,197,092
Noncontrolling interests	45,807	51,256
Total equity	1,148,209	1,248,348
Total liabilities and equity	$5,642,795	$5,463,133
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Operating lease income	$55,699	$60,691	$170,990	$183,766
Interest income	33,599	31,098	102,224	94,139
Other income	16,888	18,407	40,214	62,253
Land development revenue	14,301	3,290	29,101	11,920
Total revenues	120,487	113,486	342,529	352,078
Costs and expenses:
Interest expense	56,880	55,424	167,336	169,410
Real estate expense	35,154	41,285	111,143	124,452
Land development cost of sales	10,686	2,763	22,828	10,028
Depreciation and amortization	15,787	17,722	49,804	55,157
General and administrative	21,181	23,377	62,520	69,788
Provision for (recovery of) loan losses	7,500	(673)	30,944	(6,865)
Impairment of assets	3,916	15,462	5,590	21,741
Other expense	3,334	(285)	6,345	4,626
Total costs and expenses	154,438	155,075	456,510	448,337
Income (loss) before earnings from equity method investments and other items	(33,951)	(41,589)	(113,981)	(96,259)
Loss on early extinguishment of debt, net	(67)	(186)	(279)	(24,953)
Earnings from equity method investments	10,572	49,578	25,904	76,848
Income (loss) from continuing operations before income taxes	(23,446)	7,803	(88,356)	(44,364)
Income tax (expense) benefit	2,893	(103)	(3,796)	619
Income (loss) from continuing operations(1)	(20,553)	7,700	(92,152)	(43,745)
Income from sales of real estate	26,511	27,791	66,021	61,465
Net income (loss)	5,958	35,491	(26,131)	17,720
Net (income) loss attributable to noncontrolling interests	706	412	3,176	(367)
Net income (loss) attributable to iStar Inc.	6,664	35,903	(22,955)	17,353
Preferred dividends	(12,830)	(12,830)	(38,490)	(38,490)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	94	(746)	1,627	683
Net income (loss) allocable to common shareholders	$(6,072)	$22,327	$(59,818)	$(20,454)
Per common share data(1):
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$(0.07)	$0.26	$(0.70)	$(0.24)
Diluted	$(0.07)	$0.21	$(0.70)	$(0.24)
Net income (loss) attributable to iStar Inc.:
Basic	$(0.07)	$0.26	$(0.70)	$(0.24)
Diluted	$(0.07)	$0.21	$(0.70)	$(0.24)
Weighted average number of common shares:
Basic	85,766	85,163	85,602	84,967
Diluted	85,766	130,160	85,602	84,967
Per HPU share data(1)(2):
Income (loss) attributable to iStar Inc. from continuing operations
Basic	$(13.41)	$49.60	$(132.19)	$(45.53)
Diluted	$(13.41)	$40.13	$(132.19)	$(45.53)
Net income (loss) attributable to iStar Inc.:
Basic	$(13.41)	$49.60	$(132.19)	$(45.53)
Diluted	$(13.41)	$40.13	$(132.19)	$(45.53)
Weighted average number of HPU shares:
Basic	7	15	12	15
Diluted	7	15	12	15

_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Inc. was $(19.8) million and $(89.0) million for the three and nine months ended September 30, 2015, respectively, and $8.1 million and $(44.1) million for the three and nine months ended September 30, 2014, respectively. Refer to Note 14 for details on the calculation of earnings per share.

(2)	All of the Company's outstanding High Performance Units ("HPUs") were repurchased and retired on August 13, 2015 (refer to Note 12).

(3)
Participating Security holders are non-employee directors who hold common stock equivalents and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (refer to Note 13 and Note 14).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,958	$35,491	$(26,131)	$17,720
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	—	—	(2,531)	—
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	250	(32)	600	3,698
Realization of (gains)/losses on cumulative translation adjustment into earnings upon realization(3)	—	—	—	968
Unrealized gains/(losses) on available-for-sale securities	31	23	(607)	134
Unrealized gains/(losses) on cash flow hedges	(765)	411	(1,566)	(4,193)
Unrealized gains/(losses) on cumulative translation adjustment	(123)	(4)	(238)	320
Other comprehensive income (loss)	(607)	398	(4,342)	927
Comprehensive income (loss)	5,351	35,889	(30,473)	18,647
Comprehensive (income) loss attributable to noncontrolling interests	706	410	3,176	(364)
Comprehensive income (loss) attributable to iStar Inc.	$6,057	$36,299	$(27,297)	$18,283
_______________________________________________________________________________

(1)	Included in "Other income" in the Company's consolidated statements of operations.

(2)
Included in "Interest expense" in the Company's consolidated statements of operations are $132 and $251 for the three and nine months ended September 30, 2015, respectively, and $(32) and $64 for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, $118 and $349, respectively, are included in "Earnings from equity method investments" in the Company consolidated statements of operations. For the nine months ended September 30, 2014, $3,634 is included in "Other expense" in the Company's consolidated statements of operations (refer to Note 11).

(3)	Included in "Earnings from equity method investments" in the Company's consolidated statements of operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2015 and 2014
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$22	$4	$9,800	$146	$4,007,514	$(2,556,469)	$(971)	$(262,954)	$51,256	$1,248,348
Dividends declared—preferred	—	—	—	—	—	(38,490)	—	—	—	(38,490)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	4,320	—	—	—	—	4,320
Net income (loss) for the period(2)	—	—	—	—	—	(22,955)	—	—	(445)	(23,400)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(4,342)	—	—	(4,342)
Repurchase of stock	—	—	—	—	—	—	—	(20,302)	—	(20,302)
Redemption of HPUs(3)	—	—	(9,800)	1	15,238	(15,250)	—	—	—	(9,811)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(3,110)	—	—	—	—	(3,110)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	127	127
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5,131)	(5,131)
Balance as of September 30, 2015	$22	$4	$—	$147	$4,023,962	$(2,633,164)	$(5,313)	$(283,256)	$45,807	$1,148,209

iStar Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2015 and 2014
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$22	$4	$9,800	$144	$4,022,138	$(2,521,618)	$(4,276)	$(262,954)	$58,205	$1,301,465
Dividends declared—preferred	—	—	—	—	—	(38,490)	—	—	—	(38,490)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2	(11,387)	—	—	—	—	(11,385)
Net income (loss) for the period(2)	—	—	—	—	—	17,353	—	—	1,693	19,046
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	927	—	—	927
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(1,091)	—	—	—	—	(1,091)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	505	505
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,787)	(4,787)
Change in noncontrolling interests(4)	—	—	—	—	—	—	—	—	(3,915)	(3,915)
Balance as of September 30, 2014	$22	$4	$9,800	$146	$4,009,660	$(2,542,755)	$(3,349)	$(262,954)	$51,701	$1,262,275
_______________________________________________________________________________

(1)	Refer to Note 12 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the nine months ended September 30, 2015 and 2014, net income (loss) shown above excludes $2,731 and $1,326 of net loss attributable to redeemable noncontrolling interests.

(3)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 12).

(4)	During the nine months ended September 30, 2014, the Company sold its 72% interest in a previously consolidated entity to one of its unconsolidated ventures (refer to Note 4 and Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(26,131)	$17,720
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	30,944	(6,865)
Impairment of assets	5,590	21,741
Depreciation and amortization	49,804	55,157
Payments for withholding taxes upon vesting of stock-based compensation	(1,683)	(18,482)
Non-cash expense for stock-based compensation	10,066	8,544
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	12,745	12,937
Amortization of discounts/premiums and deferred interest on loans, net	(61,403)	(44,953)
(Gain) loss from sales of loans	—	(19,067)
Earnings from equity method investments	(25,904)	(76,848)
Distributions from operations of other investments	13,487	76,719
Deferred operating lease income	(5,374)	(6,787)
Income from sales of real estate and land development	(72,294)	(63,357)
Loss on early extinguishment of debt, net	279	24,953
Debt discount and prepayment penalty on repayments and repurchases of debt obligations	(576)	(14,532)
Other operating activities, net	12,292	33,732
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	834	1,189
Changes in deferred expenses and other assets, net	97	(4,904)
Changes in accounts payable, accrued expenses and other liabilities	(29,737)	(7,247)
Cash flows used in operating activities	(86,964)	(10,350)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(435,700)	(361,858)
Capital expenditures on real estate assets	(122,588)	(103,511)
Acquisitions of real estate assets	—	(2,964)
Repayments of and principal collections on loans receivable and other lending investments, net	238,468	454,951
Net proceeds from sales of loans receivable	6,655	65,029
Net proceeds from sales of real estate and land development	310,736	331,733
Distributions from other investments	93,156	55,567
Contributions to other investments	(9,304)	(157,431)
Changes in restricted cash held in connection with investing activities	(9,065)	27,187
Other investing activities, net	12,347	(998)
Cash flows from (used in) investing activities	84,705	307,705
Cash flows from financing activities:
Borrowings from debt obligations	549,000	1,349,822
Repayments of debt obligations	(430,048)	(1,445,635)
Proceeds from loan participations payable	138,075	—
Preferred dividends paid	(38,490)	(38,490)
Repurchase of stock	(19,004)	—
Redemption of HPUs	(9,811)	—
Payments for deferred financing costs	(2,255)	(19,552)
Other financing activities, net	(939)	(4,280)
Cash flows from (used in) financing activities	186,528	(158,135)
Effect of exchange rate changes on cash	412	—
Changes in cash and cash equivalents	184,681	139,220
Cash and cash equivalents at beginning of period	472,061	513,568
Cash and cash equivalents at end of period	$656,742	$652,788
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—iStar Inc. (the "Company"), doing business as "iStar", finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company has invested more than $35 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary business segments are real estate finance, net lease, operating properties and land & development (refer to Note 16).

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
During the year ended December 31, 2014, the Company determined that its classification of proceeds received from land sales for the quarterly periods ended March 31, June 30 and September 30, 2014 was incorrectly classified as a component of cash flows from operating activities rather than cash flows from investing activities. The Company evaluated the impact on the previously issued statements of cash flows for the aforementioned periods and concluded that it was not material. However, in order to correctly present such cash flows, the Company will revise the amounts as those financial statements are presented in the respective 2015 quarterly filings. The impact of the correction for the nine months ended September 30, 2014 is as follows ($ in thousands):

	As Previously Reported	Change	As Revised
Cash flows from operating activities:
Nine months ended September 30, 2014	$1,570	$(11,920)	$(10,350)

Cash flows from investing activities:
Nine months ended September 30, 2014	$295,785	$11,920	$307,705
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Consolidated VIEs—As of September 30, 2015, the Company consolidated four VIEs for which it is considered the primary beneficiary. As of September 30, 2015, the total assets of these consolidated VIEs were $202.1 million and total liabilities were $26.1 million. The classifications of these assets are primarily within "Real estate, net" and "Other investments" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company's total unfunded commitments related to consolidated VIEs was $38.8 million as of September 30, 2015.

Unconsolidated VIEs—As of September 30, 2015, 25 of the Company's investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of September 30, 2015, the Company's maximum exposure to loss from these investments does not exceed the sum of the $161.9 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $21.6 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

Loan participations payable, net—The Company accounts for transfers of financial assets under ASC Topic 860, “Transfers and Servicing”, as either sales or secured borrowings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is presented on the balance sheet as "Loan participations payable, net". Financial asset activities that are accounted for as sales are removed from the balance sheet with any realized gain (loss) reflected in earnings during the period of sale.
As of September 30, 2015, the remainder of the Company's significant accounting policies, which are detailed in the Company's 2014 Annual Report, have not changed materially.
New Accounting Pronouncements—In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been issued. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which requires debt issuance costs to be presented as a deduction from the carrying value of the related debt obligation in the balance sheet, which is consistent with the presentation of debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that ASU 2015-03 does not address issuance costs associated with revolving-debt arrangements and that it would be acceptable for an entity deferring such costs to present such costs as an asset and subsequently amortize the costs ratably over the term of the revolving debt arrangement. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Land & Development	Total
As of September 30, 2015
Land and land improvements, at cost	$309,522	$134,490	$874,543	$1,318,555
Buildings and improvements, at cost	1,227,500	423,058	—	1,650,558
Less: accumulated depreciation	(386,225)	(82,821)	(9,529)	(478,575)
Real estate, net	1,150,797	474,727	865,014	2,490,538
Real estate available and held for sale (1)	1,953	136,945	157,693	296,591
Total real estate	$1,152,750	$611,672	$1,022,707	$2,787,129
As of December 31, 2014
Land and land improvements, at cost	$311,890	$146,417	$868,650	$1,326,957
Buildings and improvements, at cost	1,240,593	578,013	—	1,818,606
Less: accumulated depreciation	(364,323)	(96,159)	(8,367)	(468,849)
Real estate, net	1,188,160	628,271	860,283	2,676,714
Real estate available and held for sale (1)	4,521	162,782	118,679	285,982
Total real estate	$1,192,681	$791,053	$978,962	$2,962,696
_______________________________________________________________________________

(1)	As of September 30, 2015 and December 31, 2014, the Company had $132.8 million and $155.8 million, respectively, of residential properties available for sale in its operating properties portfolio.

Real Estate Available and Held for Sale—During the nine months ended September 30, 2015, the Company reclassified residential units and lots with a carrying value of $55.5 million and net lease assets with a carrying value of $8.2 million to held for sale due to substantial completion of construction and active marketing for sale.

During the nine months ended September 30, 2015, the Company reclassified a commercial operating property with a carrying value of $2.9 million to held for investment due to a change in business strategy.

Acquisitions—The following acquisitions of real estate were reflected in the Company's consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 ($ in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Acquisitions of real estate assets	—	2,964	(1)
_______________________________________________________________________________

(1)	During the nine months ended September 30, 2014, the Company purchased two condominium units for $3.0 million.

During the nine months ended September 30, 2015, the Company acquired, via deed-in-lieu, title to a residential property, which had a total fair value of $13.4 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the nine months ended September 30, 2014, the Company acquired, via deed-in-lieu, title to three commercial operating properties and a land asset, which had a total fair value of $77.9 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction. The following table summarizes the Company's pro forma revenues and net income for the nine months ended September 30, 2014, as if the acquisition of the properties acquired during the nine months ended September 30, 2014 was completed on January 1, 2013 ($ in thousands):

Pro forma total revenues	356,378
Pro forma net income (loss)	17,306

From the date of acquisition through September 30, 2014, $5.3 million in total revenues and $1.7 million in net loss of the acquiree are included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014. The pro forma revenues and net income are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2013, nor do they purport to represent the Company’s results of operations for future periods.
Dispositions—During the nine months ended September 30, 2015 and 2014, the Company sold residential condominiums for total net proceeds of $113.4 million and $165.6 million, respectively, and recorded income from sales of real estate totaling $36.8 million and $56.9 million, respectively. During the nine months ended September 30, 2015, the Company sold net lease assets for net proceeds of $39.4 million resulting in a gain of $15.6 million. The gain was recorded in "Income from sales of real estate" in the Company's consolidated statements of operations.
During the nine months ended September 30, 2015, the Company sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest (refer to Note 6). The Company recognized a gain on sale of $13.6 million, reflecting the Company's share of the interest sold, which was recorded as "Income from sales of real estate" in the Company's consolidated statements of operations.
During the nine months ended September 30, 2015, the Company sold residential lots and units for proceeds of $29.1 million which had associated cost of sales of $22.8 million. In April 2015, the Company transferred a land asset to a purchaser at a stated price of $16.1 million, as part of an agreement to construct an amphitheater, for which the Company received proceeds of $5.3 million, with the remainder to be received upon completion of the development project. Due to the Company's continuing involvement in the project, no sale was recognized and the proceeds were recorded in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets (refer to Note 7). During the nine months ended September 30, 2014, the Company sold residential lots and units for proceeds of $11.9 million which had associated cost of sales of $10.0 million.
During the nine months ended September 30, 2015, the Company, through a consolidated entity for which it has a 90% ownership interest, sold a leasehold interest in a commercial operating property for net proceeds of $93.5 million and simultaneously entered into a ground lease with an initial term of 99 years. In connection with this transaction, the Company recorded a lease incentive asset of $38.1 million, which is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets, and deferred a gain of $5.3 million, which is included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
During the nine months ended September 30, 2014, the Company sold a net lease asset for net proceeds of $93.7 million which approximated carrying value to a newly formed unconsolidated entity in which the Company has a noncontrolling equity interest of 51.9% and contributed land with a carrying value of $9.5 million to newly formed unconsolidated entities (refer to Note 6). The Company also sold its 72% interest in a previously consolidated entity, which owns a net lease asset subject to a non-recourse mortgage of $26.0 million, for net proceeds of $10.1 million that approximated carrying value (refer to Note 6).
During the nine months ended September 30, 2014, the Company sold properties with a carrying value of $6.8 million for proceeds that approximated carrying value and sold a commercial operating property with a carrying value of $29.4 million resulting in a gain of $4.6 million. The gain was recorded as "Income from sales of real estate" in the Company's consolidated statements of operations. During the same period, the Company also sold a net lease asset for net proceeds of $7.8 million. The Company recorded an impairment loss of $3.0 million in connection with the sale.
Impairments—During the nine months ended September 30, 2015 and September 30, 2014, the Company recorded impairments on real estate assets totaling $5.6 million and $21.7 million, respectively. The impairment recorded in 2015 resulted from a change in business strategy for two commercial operating properties and unfavorable local market conditions for one

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

residential property. Of the impairment recorded in 2014, $15.4 million resulted from unfavorable local market conditions for two real estate properties, $3.3 million resulted from a change in business strategy for a residential property and $3.0 million resulted from the sale of a net lease asset.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $6.8 million and $20.4 million for the three and nine months ended September 30, 2015, respectively, and $7.6 million and $23.1 million for the three and nine months ended September 30, 2014. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Redeemable Noncontrolling Interest—As of September 30, 2015 and December 31, 2014, the Company had a redeemable noncontrolling interest of $7.8 million and $9.9 million, respectively, which is not currently redeemable, for which the Company records changes in the fair value over the redemption periods. As of September 30, 2015 and December 31, 2014, this interest had an estimated redemption value of $11.1 million and $23.6 million, respectively.
Allowance for Doubtful Accounts—As of September 30, 2015 and December 31, 2014, the allowance for doubtful accounts related to real estate tenant receivables was $2.0 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $2.4 million at both dates. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net", respectively, on the Company's consolidated balance sheets.
Note 5—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	September 30, 2015	December 31, 2014
Senior mortgages	$923,138	$737,535
Corporate/Partnership loans	671,738	497,796
Subordinate mortgages	28,633	53,331
Total gross carrying value of loans	1,623,509	1,288,662
Reserves for loan losses	(128,558)	(98,490)
Total loans receivable, net	1,494,951	1,190,172
Other lending investments—securities	90,448	187,671
Total loans receivable and other lending investments, net(1)	$1,585,399	$1,377,843
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of September 30, 2015 and December 31, 2014 includes accrued interest of $8.9 million and $7.0 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets.

In June 2015, the Company received a loan with a fair value of $146.7 million as a non-cash paydown on an existing loan and reduced the principal balance by the same amount. The loan received has been recorded as a loan receivable and is included in "Loans receivable and other lending investments, net" on the Company’s consolidated balance sheet.

During the nine months ended September 30, 2015, the Company sold a loan with a carrying value of $5.5 million. No gain or loss was recognized as a result of the transaction. During the nine months ended September 30, 2014, the Company sold loans with an aggregate carrying value of $30.8 million, which resulted in a realized gain of $19.1 million. Gains and losses on sales of loans are included in "Other income" in the Company's consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Reserve for loan losses at beginning of period	$121,934	$137,904	$98,490	$377,204
Provision for (recovery of) loan losses(1)	7,500	(673)	30,944	(6,865)
Charge-offs	(876)	(17,324)	(876)	(250,432)
Reserve for loan losses at end of period	$128,558	$119,907	$128,558	$119,907
_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2015, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $0.1 million and $0.6 million, respectively. For the three and nine months ended September 30, 2014, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $0.9 million and $8.5 million, respectively.

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of September 30, 2015
Loans	$178,136	$1,454,295	$1,632,431
Less: Reserve for loan losses	(95,520)	(33,038)	(128,558)
Total	$82,616	$1,421,257	$1,503,873
As of December 31, 2014
Loans	$139,672	$1,156,031	$1,295,703
Less: Reserve for loan losses	(64,990)	(33,500)	(98,490)
Total	$74,682	$1,122,531	$1,197,213
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $0.2 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $8.9 million and $10.6 million as of September 30, 2015 and December 31, 2014, respectively.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain and there can be no assurance that actual performance will be similar to current expectation.

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of September 30, 2015		As of December 31, 2014
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$798,972	2.94	$611,009	2.73
Corporate/Partnership loans	626,332	3.40	501,620	3.88
Subordinate mortgages	28,991	3.64	53,836	2.87
Total	$1,454,295	3.15	$1,166,465	3.23

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2015, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$810,706	$—	$116,509	$116,509	$927,215
Corporate/Partnership loans	676,225	—	—	—	676,225
Subordinate mortgages	28,991	—	—	—	28,991
Total	$1,515,922	$—	$116,509	$116,509	$1,632,431
_______________________________________________________________________________

(1)
As of September 30, 2015, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 7.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of September 30, 2015			As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$128,243	$127,285	$(69,627)	$130,645	$129,744	$(64,440)
Corporate/Partnership loans	49,893	49,893	(25,893)	9,027	9,057	(550)
Total	$178,136	$177,178	$(95,520)	$139,672	$138,801	$(64,990)
____________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. As of December 31, 2014, impaired loans also includes certain loans modified through troubled debt restructurings in accordance with GAAP with a recorded investment of $10.4 million although they are performing and on accrual status. The Company did not have impaired loans without related allowances recorded.

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$—	$—	$40,635	$1,234	$—	$—	$44,574	$1,922
With an allowance recorded:
Senior mortgages	128,969	4	192,513	18	129,730	38	385,277	140
Corporate/Partnership loans	49,893	—	34,330	40	28,880	12	63,948	157
Subtotal	178,862	4	226,843	58	158,610	50	449,225	297
Total:
Senior mortgages	128,969	4	233,148	1,252	129,730	38	429,851	2,062
Corporate/Partnership loans	49,893	—	34,330	40	28,880	12	63,948	157
Total	$178,862	$4	$267,478	$1,292	$158,610	$50	$493,799	$2,219

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Troubled Debt Restructurings—During the three and nine months ended September 30, 2015, the Company modified two loans that were determined to be troubled debt restructurings. The Company restructured one non-performing loan with a recorded investment of $5.8 million to grant a maturity extension of one year. The Company also modified one non-performing loan with a recorded investment of $11.6 million to grant a discounted payoff option and a maturity extension of one year. The Company's recorded investment in these loans was not impacted by the modifications. During the three and nine months ended September 30, 2014, the Company restructured one non-performing loan that was determined to be a troubled debt restructuring with a recorded investment of $7.0 million to grant a maturity extension of one year and included conditional extension options. The Company's recorded investment in this loan was not impacted by the modification.
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of September 30, 2015, there were no unfunded commitments associated with modified loans considered troubled debt restructurings.
Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of September 30, 2015
Available-for-Sale Securities
Municipal debt securities	$1,010	$1,010	$121	$1,131	$1,131
Held-to-Maturity Securities
Corporate debt securities	83,193	89,317	—	90,253	89,317
Total	$84,203	$90,327	$121	$91,384	$90,448
As of December 31, 2014
Available-for-Sale Securities
Municipal debt securities	$1,020	$1,020	$147	$1,167	$1,167
Held-to-Maturity Securities
Corporate debt securities	176,254	186,504	—	190,199	186,504
Total	$177,274	$187,524	$147	$191,366	$187,671

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

	Carrying Value as of		Equity in Earnings (Losses)
	September 30, 2015	December 31, 2014	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2015	2014	2015	2014
iStar Net Lease I LLC ("Net Lease Venture")	$68,719	$125,361	$971	$349	$4,270	$152
Other real estate equity investments(1)	81,437	88,848	(2,906)	33,509	(4,545)	36,004
Other investments(2)(3)	51,751	63,262	2,159	11,889	6,658	39,863
Madison Funds	38,299	45,971	331	3,982	(115)	1,591
Marina Palms, LLC ("Marina Palms")	50,313	30,677	10,017	(151)	19,636	(762)
Total other investments	290,519	354,119	$10,572	$49,578	$25,904	$76,848
_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2014, the Company recognized $32.9 million of earnings from equity method investments resulting from asset sales by one of its equity method investees.

(2)
For the nine months ended September 30, 2014, the Company recognized $23.4 million of earnings from equity method investments resulting from asset sales and a legal settlement by one of its equity method investees.

(3)
In conjunction with the sale of the Company's interests in Oak Hill Advisors, L.P. in 2011, the Company retained a share of the carried interest related to various funds. During the three and nine months ended September 30, 2014, the Company recognized $9.0 million of carried interest income.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a new unconsolidated entity in which the Company has a noncontrolling equity interest of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's officers whose time is substantially devoted to the net lease venture own a total of 0.6% equity ownership in the venture via co-investment. These officers are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the nine months ended September 30, 2014, the Company sold a net lease asset for net proceeds of $93.7 million, which approximated carrying value, to the venture. The Company also sold its 72% interest in a previously consolidated entity, which owns a net lease asset subject to a mortgage of $26.0 million, to the venture for net proceeds of $10.1 million, which approximated carrying value. During the same period, the venture purchased a portfolio of 58 net lease assets for a purchase price of $200.0 million from a third party. As of September 30, 2015 and December 31, 2014, the venture's carrying value of total assets was $387.2 million and $348.1 million, respectively. In June 2015, the venture placed ten year financing of $120.0 million on one of its net lease assets.  Net proceeds from the financing were distributed to its members of which the Company received approximately $61.2 million.
Marina Palms—As of September 30, 2015, the Company owned a 47.5% equity interest and a $10.0 million preferred partnership interest in Marina Palms, a residential condominium development. As of September 30, 2015 and December 31, 2014, the venture's carrying value of total assets was $376.0 million and $265.7 million, respectively.
Other real estate equity investments—During the nine months ended September 30, 2015, the Company sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest (refer to Note 4). The venture placed financing on the property and proceeds from the financing were distributed to its members. Net proceeds received by the Company were $55.4 million, which was net of the Company's $13.6 million non-cash equity contribution to the venture and inclusive of a $21.0 million distribution from the financing proceeds. This entity is not a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner.
During the nine months ended September 30, 2014, the Company contributed land to a newly formed unconsolidated entity in which the Company received an initial equity interest of 85.7%. This entity is a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of September 30, 2015 and December 31, 2014, the venture's carrying value of total assets was $7.4 million and $9.4 million, respectively. Additionally, the Company committed to provide $45.7 million

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

of mezzanine financing to the entity. As of September 30, 2015, the loan balance was $32.3 million and was included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets.
As of September 30, 2015, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 16% to 76%, comprised of investments of $11.3 million in operating properties and $62.6 million in land assets. As of December 31, 2014, the Company's real estate equity investments included $13.2 million in operating properties and $66.1 million in land assets.
Madison Funds—As of September 30, 2015, the Company owned a 29.5% interest in Madison International Real Estate Fund II, LP, a 32.9% interest in Madison International Real Estate Liquidity Fund III, LP, a 32.9% interest in Madison International Real Estate Liquidity Fund III AIV, LP and a 29.5% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are VIEs and that the Company is not the primary beneficiary.
Other investments—As of September 30, 2015, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. During the nine months ended September 30, 2015, the Company sold available-for-sale securities for proceeds of $7.3 million for realized gains of $2.5 million, which are included in "Other income" in the Company's consolidated statements of operations. The amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method.
Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries for the nine months ended September 30, 2015 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Nine Months Ended September 30, 2015
Marina Palms	$142,419	$(88,661)	$53,758

For the Nine Months Ended September 30, 2014
Marina Palms	$86	$(1,694)	$(1,608)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2015	December 31, 2014
Intangible assets, net(1)	$73,588	$50,088
Other assets	30,163	37,085
Deferred financing fees, net(2)	29,834	36,774
Restricted cash	28,125	19,283
Other receivables	24,146	13,115
Leasing costs, net(3)	18,920	20,031
Corporate furniture, fixtures and equipment, net(4)	4,621	5,409
Deferred expenses and other assets, net	$209,397	$181,785
_______________________________________________________________________________

(1)
Intangible assets, net are primarily related to the acquisition of real estate assets. This balance also includes a lease incentive asset of $38.1 million (refer to Note 4). Accumulated amortization on intangible assets was $35.5 million and $45.1 million as of September 30, 2015 and December 31, 2014, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $1.8 million and $5.5 million for the three and nine months ended September 30, 2015, respectively, and $1.6 million and $5.6 million for the three and nine months ended September 30, 2014, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for other intangible assets was $0.9 million and $3.0 million for the three and nine months ended September 30, 2015, respectively, and $1.1 million and $4.9 million for the three and nine months ended September 30, 2014, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)	Accumulated amortization on deferred financing fees was $24.6 million and $15.4 million as of September 30, 2015 and December 31, 2014, respectively.

(3)	Accumulated amortization on leasing costs was $9.8 million and $9.0 million as of September 30, 2015 and December 31, 2014, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $7.8 million and $7.1 million as of September 30, 2015 and December 31, 2014, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2015	December 31, 2014
Other liabilities(1)	$76,770	$48,256
Accrued expenses	60,017	62,866
Accrued interest payable	42,457	57,895
Intangible liabilities, net(2)	10,785	11,885
Accounts payable, accrued expenses and other liabilities	$190,029	$180,902
_______________________________________________________________________________

(1)
As of September 30, 2015 and December 31, 2014, "Other liabilities" includes $13.6 million and $6.8 million, respectively, related to a profit sharing payable to a developer for residential units sold. As of September 30, 2015 and December 31, 2014, "Other liabilities" also includes $6.9 million and $7.7 million, respectively, related to tax increment financing bonds which were issued by a governmental entity to fund the installation of infrastructure within one of the Company's master planned community developments. The balance represents a special assessment associated with each individual land parcel, which will decrease as the Company sells parcels. As of September 30, 2015, includes $1.3 million related to treasury share repurchases that settled in October 2015.

(2)
Intangible liabilities, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible liabilities was $6.3 million and $6.2 million as of September 30, 2015 and December 31, 2014, respectively. The amortization of intangible liabilities increased operating lease income in the Company's consolidated statements of operations by $0.5 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $2.1 million for the three and nine months ended September 30, 2014, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of
	September 30, 2015	December 31, 2014
Deferred tax assets(1)	$64,165	$54,318
Valuation allowance	(64,165)	(54,318)
Net deferred tax assets (liabilities)	$—	$—
_______________________________________________________________________________

(1)
Deferred tax assets as of September 30, 2015 include timing differences related primarily to asset basis of $41.7 million, deferred expenses and other items of $18.9 million and net operating loss ("NOL") carryforwards of $3.6 million. Deferred tax assets as of December 31, 2014, include timing differences related primarily to asset basis of $45.2 million, NOL carryforwards of $4.1 million and deferred expenses and other items of $5.0 million.

Note 8—Loan Participations Payable, net

During the nine months ended September 30, 2015, the Company transferred to a third party a $100.0 million junior loan participation in a $250.0 million mezzanine loan commitment that it had previously originated. The Company had funded $38.9 million of the junior loan prior to transfer and received proceeds of $38.9 million upon transfer. The transferee is responsible for funding the remaining $61.1 million under the junior loan commitment, which bears interest at a rate of 5.90%. The Company will fund these commitments if the transferee defaults. For the nine months ended September 30, 2015, the transferee funded an additional $10.0 million directly to the borrower.
During the nine months ended September 30, 2015, the Company transferred to a third party a $100.0 million senior loan participation in a $220.2 million senior loan commitment that it had previously originated. The transferred participation bears interest at a rate of LIBOR+ 3.50% with a LIBOR floor of 0.25%. The Company had fully funded the $100.0 million transferred participation prior to transfer and received net proceeds of $99.2 million.
These transfers of financial assets did not meet the sales criteria established under ASC Topic 860 and have been accounted for as loan participations payable as of September 30, 2015, with a balance of $148.2 million, net of a discount. As of September 30, 2015, the corresponding loan receivable balances were $148.9 million and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these participations are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Debt Obligations, net

As of September 30, 2015 and December 31, 2014, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	September 30, 2015	December 31, 2014
Secured credit facilities and term loans:
2012 Tranche A-2 Facility	$339,860	$358,504	LIBOR + 5.75%	(1)	March 2017
2015 Revolving Credit Facility	250,000	—	Various	(2)	March 2018
Term loans collateralized by net lease assets	241,740	248,955	4.851% - 7.26%	(3)	Various through 2026
Total secured credit facilities and term loans	831,600	607,459
Unsecured notes:
6.05% senior notes	—	105,765	6.05%		—
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	265,000	3.875%		July 2016
3.00% senior convertible notes(4)	200,000	200,000	3.00%		November 2016
1.50% senior convertible notes(5)	200,000	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.00% senior notes	275,000	275,000	9.00%		June 2017
4.00% senior notes	550,000	550,000	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
5.00% senior notes	770,000	770,000	5.00%		July 2019
Total unsecured notes	3,221,125	3,326,890
Other debt obligations:
Other debt obligations	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	4,152,725	4,034,349
Debt discounts, net	(7,908)	(11,665)
Total debt obligations, net(6)	$4,144,817	$4,022,684
_______________________________________________________________________________

(1)	The loan has a LIBOR floor of 1.25%. As of September 30, 2015, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

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

(3)	As of September 30, 2015 and December 31, 2014, includes a loan with a floating rate of LIBOR plus 2.00%. As of September 30, 2015, the weighted average interest rate of these loans is 5.3%.

(4)
The Company's 3.00% senior convertible fixed rate notes due November 2016 ("3.00% Convertible Notes") are convertible at the option of the holders, into 85.0 shares per $1,000 principal amount of 3.00% Convertible Notes, at $11.77 per share at any time prior to the close of business on November 14, 2016.

(5)
The Company's 1.50% senior convertible fixed rate notes due November 2016 ("1.50% Convertible Notes") are convertible at the option of the holders, into 57.8 shares per $1,000 principal amount of 1.50% Convertible Notes, at $17.29 per share at any time prior to the close of business on November 14, 2016.

(6)
The Company capitalized interest relating to development activities of $1.3 million and $4.0 million for the three and nine months ended September 30, 2015 and $1.4 million and $3.3 million for the three and nine months ended September 30, 2014.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of September 30, 2015, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2015 (remaining three months)	$—	$—	$—
2016	926,403	—	926,403
2017	924,722	339,860	1,264,582
2018	600,000	263,790	863,790
2019	770,000	31,183	801,183
Thereafter	100,000	196,767	296,767
Total principal maturities	3,321,125	831,600	4,152,725
Unamortized discounts, net	(6,251)	(1,657)	(7,908)
Total debt obligations, net	$3,314,874	$829,943	$4,144,817

2015 Revolving Credit Facility—On March 27, 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.5%, based on average utilization each quarter. During the three months ended September 30, 2015, the weighted average cost of the credit facility was 3.17%. Commitments under the revolving facility mature in March 2018. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019.
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

The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through September 30, 2015, the Company made cumulative amortization repayments of $130.1 million on the 2012 Tranche A-2 Facility. For the three and nine months ended September 30, 2015, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.3 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. For the three and nine months ended September 30, 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.2 million and $1.0 million. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

Unsecured Notes—In June 2014, the Company issued $550.0 million aggregate principal amount of 4.00% senior unsecured notes due November 2017 and $770.0 million aggregate principal amount of 5.00% senior unsecured notes due July 2019. Net proceeds from these transactions, together with cash on hand, were used to fully repay and terminate the February 2013 secured credit facility which had an outstanding balance of $1.32 billion. In connection with the repayment and termination of the February 2013 secured credit facility, for the nine months ended September 30, 2014 the Company recorded a loss on early extinguishment of debt of $22.8 million related to unamortized discounts and financing fees at the time of refinancing. This amount is included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Encumbered/Unencumbered Assets—As of September 30, 2015 and December 31, 2014, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	September 30, 2015		December 31, 2014
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$870,397	$1,620,141	$620,378	$2,056,336
Real estate available and held for sale	17,078	279,513	10,496	275,486
Loans receivable and other lending investments, net(1)(2)	91,997	1,377,514	46,515	1,364,828
Other investments	19,593	270,926	17,708	336,411
Cash and other assets	—	979,748	—	768,475
Total	$999,065	$4,527,842	$695,097	$4,801,536
_______________________________________________________________________________

(1)	As of September 30, 2015 and December 31, 2014, the amounts presented exclude general reserves for loan losses of $33.0 million and $33.5 million, respectively.

(2)	As of September 30, 2015, the amount presented excludes loan participations of $148.9 million.

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

The Company's 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2012 Secured Credit Facilities require the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facilities. The 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires the Company to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the collateral coverage remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, the Company has the option to pay down outstanding borrowings or substitute assets in the borrowing base. In addition, for so long as the Company maintains its qualification as a REIT, the 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards in the case of the 2015 Revolving Credit Facility). The Company may not pay common dividends if it ceases to qualify as a REIT.

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

iStar Inc.
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

As of September 30, 2015, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$620,370	$18,586	$60,816	$699,772
Strategic Investments	—	—	45,890	45,890
Discretionary Fundings	5,000	—	—	5,000
Total	$625,370	$18,586	$106,706	$750,662

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

On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of its current and former senior executives (including its chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of common stock issued by the Company to its senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs have filed a notice of appeal. Appellate briefs have been submitted and oral argument has been scheduled for December 2015.

On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. A third party is entitled to a 15% participation interest in all proceeds. Lennar has appealed the Court's judgment. The Court has granted Lennar's motion to stay the judgment pending appeal, subject to Lennar posting a required appeal bond, which has been posted. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. The Court of Appeals has entered a briefing schedule for the appeal and oral argument has not yet been scheduled. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of any appeal.

On a quarterly basis, the Company evaluates developments in legal proceedings that could require a liability to be accrued and/or disclosed. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$98	N/A	$—	N/A	$—	Other Liabilities	$478
Interest rate swaps	N/A	—	Other Assets	52	Other Liabilities	426	N/A	—
Total		$98		$52		$426		$478

Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$633	Other Assets	$1,534	Other Liabilities	$36	N/A	$—
Interest rate cap	Other Assets	1,024	Other Assets	4,775	N/A	—	N/A	—
Total		$1,657		$6,309		$36		$—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended September 30, 2015
Interest rate cap	Interest Expense	$—	$(176)	N/A
Interest rate cap	Earnings from equity method investments	(2)	—	N/A
Interest rate swaps	Interest Expense	(461)	43	N/A
Interest rate swap	Earnings from equity method investments	(421)	(117)	N/A
Foreign exchange contracts	Earnings from equity method investments	119	—	N/A
For the Three Months Ended September 30, 2014
Interest rate cap	Interest Expense	—	15	N/A
Interest rate swap	Interest Expense	322	(47)	N/A
Foreign exchange contracts	Other Expense	89	—	N/A
For the Nine Months Ended September 30, 2015
Interest rate cap	Interest Expense	—	(378)	N/A
Interest rate cap	Earnings from equity method investments	(12)	—	N/A
Interest rate swaps	Interest Expense	(745)	127	N/A
Interest rate swaps	Earnings from equity method investments	(744)	(349)	N/A
Foreign exchange contracts	Earnings from equity method investments	(65)	—	N/A
For the Nine Months Ended September 30, 2014
Interest rate cap	Interest Expense	—	15	N/A
Interest rate cap	Other Expense	(2,984)	—	(3,634)
Interest rate swap	Interest Expense	(719)	49	N/A
Foreign exchange contracts	Other Expense	(490)	—	N/A

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives not Designated in Hedging Relationships		2015	2014	2015	2014
Interest rate cap	Other Expense	$(1,180)	$728	$(3,751)	$224
Foreign exchange contracts	Other Expense	691	5,141	2,278	5,888
Foreign Exchange Contracts—The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities. The Company uses foreign exchange contracts to hedge its exposure to changes in foreign exchange rates on its foreign investments. Foreign exchange contracts involve fixing the U.S. dollar ("USD") to the respective foreign currency

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

exchange rate for delivery of a specified amount of foreign currency on a specified date. The foreign exchange contracts are typically cash settled in USD for their fair value at or close to their settlement date.
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. As of September 30, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ and Rs in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells Indian rupee ("INR")/Buys USD Forward	₨	456,000	$6,553	December 2016
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of September 30, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($, €, £ and C$ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward		€5,700	$6,333	October 2015
Sells pound sterling ("GBP")/Buys USD Forward		£3,000	$4,685	October 2015
Sells Canadian dollar ("CAD")/Buys USD Forward	C$	10,500	$8,353	October 2015
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations for loan investments or "Accumulated other comprehensive income (loss)," on its consolidated balance sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $(0.1) million and $(0.1) million during the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2014, respectively, in its consolidated statements of operations.
Interest Rate Hedges—For derivatives designated as interest rate hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. As of September 30, 2015, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$27,068	LIBOR + 2.00%	3.47%	October 2012	November 2019
For derivatives not designated as interest rate hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of September 30, 2015, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated ($ in thousands):

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company reports derivative instruments on a gross basis on the consolidated financial statements. In connection with its foreign currency derivatives which were in a liability position as of September 30, 2015, the Company has posted collateral of $1.4 million and $3.0 million, respectively, as of September 30, 2015 and December 31, 2014, which is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of September 30, 2015.

Note 12—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of September 30, 2015 and December 31, 2014:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	$25.00	8.00%	$2.00
E	5,600	0.001	25.00	7.875%	1.97
F	4,000	0.001	25.00	7.80%	1.95
G	3,200	0.001	25.00	7.65%	1.91
I	5,000	0.001	25.00	7.50%	1.88
J	4,000	0.001	50.00	4.50%	2.25
	25,800
_______________________________________________________________________________

(1)
Holders of shares of the Series D, E, F, G, I and J preferred stock are entitled to receive dividends, when and as declared by the Company's Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Company's Board of Directors for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.

(2)
The Company declared and paid dividends of $6.0 million, $8.3 million, $5.9 million, $4.6 million and $7.0 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2015 and 2014. The Company declared and paid dividends of $6.8 million on its Series J Convertible Perpetual Preferred Stock during the nine months ended September 30, 2015 and 2014. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

Dividends—In order to maintain its qualification as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2014, the Company had $856.4 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2034 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The 2012 Tranche A-2 Facility and 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards in the case of the 2015 Revolving Credit Facility), for so long as the Company maintains its qualification as a REIT. The 2012 Tranche A-2 Facility and 2015 Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the nine months ended September 30, 2015 and 2014.

Stock Repurchase Program—During the nine months ended September 30, 2015, the Company repurchased 1,667,209 shares of its outstanding common stock for $20.3 million, at an average cost of $12.16 per share. In September 2015, the Company's

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Board of Directors approved an increase in the repurchase limit under the Company's previously approved stock repurchase program to $50.0 million. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. As of September 30, 2015, the Company had remaining authorization to repurchase up to $48.7 million of common stock under its stock repurchase program.

HPU Repurchase—In August 2015, the Company repurchased and retired all of its 14,888 HPUs outstanding, representing approximately 2.8 million common stock equivalents. The Company repurchased these HPUs at fair value from current and former employees through an arms-length tender offer. HPU holders could elect to receive $9.30 in cash or 0.7 shares of iStar common stock, or a combination thereof, per common stock equivalent underlying the HPUs. Approximately 37% of the outstanding HPUs were exchanged for $9.8 million in cash and approximately 63% of the outstanding HPUs were exchanged for 1.2 million shares of iStar common stock with a fair value of $15.2 million, representing the number of shares issued at the closing price of the Company's common stock on August 13, 2015. The transaction value in excess of the HPUs carrying value of $9.8 million was recorded as a reduction to retained earnings in the Company's consolidated statements of changes in equity.
Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	September 30, 2015	December 31, 2014
Unrealized gains (losses) on available-for-sale securities	$(155)	$2,983
Unrealized gains (losses) on cash flow hedges	(1,375)	(409)
Unrealized losses on cumulative translation adjustment	(3,783)	(3,545)
Accumulated other comprehensive income (loss)	$(5,313)	$(971)

Note 13—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense for Performance Incentive Plans, Long-Term Incentive Plans and Directors' Awards of $2.9 million and $10.1 million for the three and nine months ended September 30, 2015, respectively, and $3.3 million and $8.5 million for the three and nine months ended September 30, 2014, respectively, in "General and administrative" in the Company's consolidated statements of operations. As of September 30, 2015, there was $2.4 million of total unrecognized compensation cost related to all unvested restricted stock units ("Units") that are expected to be recognized over a weighted average remaining vesting/service period of 1.09 years. As of September 30, 2015, approximately $16.1 million of stock-based compensation was included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
As of September 30, 2015, an aggregate of 3.7 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.
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
Long-Term Incentive Plans—During the nine months ended September 30, 2015, the Company granted 318,482 shares of common stock to certain employees as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 189,241 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.
During the nine months ended September 30, 2015, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

•
4,751 service-based Units were granted on various dates to certain employees, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on the third anniversary of the grant date of the award, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of September 30, 2015, 4,751 of such service-based Units were outstanding.

•
64,196 service-based Units were granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2017, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of September 30, 2015, 61,557 of such service-based Units were outstanding.

•
49,650 target amount of performance-based Units were granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The performance is based on the Company's total shareholder return ("TSR"), measured over a performance period ending on December 31, 2017, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company’s TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of common stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these performance-based awards were 0.75% for risk-free interest rate and 28.14% for expected stock price volatility. As of September 30, 2015, 48,519 of such performance-based Units were outstanding.

As of September 30, 2015, the Company had the following additional stock-based compensation awards outstanding:

•
62,662 service-based Units, granted on January 10, 2014, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2016, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

•
49,434 target amount of performance-based Units, granted on January 10, 2014, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest based on the Company’s TSR measured over a performance period ending on December 31, 2016, which is the date the awards cliff vest. The other terms of these performance-based Units are identical to the terms described above for the performance-based Units granted in 2015. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these performance-based awards were 0.76% for risk-free interest rate and 44.84% for expected stock price volatility.

•
194,526 service-based Units, granted on February 1, 2013, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on February 1, 2016, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

•
10,666 service-based Units granted on various dates, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units have an original vesting term of three years. Upon vesting of these Units, holders will receive shares of the Company's common stock in the amount of the vested Units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

Directors' Awards—During the nine months ended September 30, 2015, the Company awarded to non-employee Directors a combined 50,360 common stock equivalents ("CSEs") and restricted shares at a fair value per share of $14.40 at the time of grant. These CSEs and restricted shares have a one year vesting period and pay dividends, if any, in an amount equal to the dividends paid on the equivalent number of shares of the Company's common stock from the date of grant, as and when dividends are paid on common stock. As of September 30, 2015, a combined total of 289,261 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.6 million.

401(k) Plan—The Company made gross contributions of $0.1 million and $1.0 million for the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.

Note 14—Earnings Per Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. These HPU units are treated as a separate class of common stock.
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(20,553)	$7,700	$(92,152)	$(43,745)
Income from sales of real estate	26,511	27,791	66,021	61,465
Net (income) loss attributable to noncontrolling interests	706	412	3,176	(367)
Preferred dividends	(12,830)	(12,830)	(38,490)	(38,490)
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for basic earnings per common share(1)	$(6,166)	$23,073	$(61,445)	$(21,137)
Add: Effect of 1.50% senior convertible unsecured notes(2)	—	1,124	—	—
Add: Effect of 3.00% senior convertible unsecured notes(2)	—	1,765	—	—
Add: Effect of Series J convertible perpetual preferred stock	—	2,250	—	—
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for diluted earnings per common share(1)	$(6,166)	$28,212	$(61,445)	$(21,137)
_______________________________________________________________________________

(1)	For the three months ended September 30, 2014, includes income from continuing operations allocable to Participating Security Holders of $2 on a basic and dilutive basis.

(2)	For the three months ended September 30, 2014, includes interest expense, amortization of fees, and other changes in income or loss that would result from the assumed conversion.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(6,072)	$22,327	$(59,818)	$(20,454)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(6,072)	$22,327	$(59,818)	$(20,454)

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(6,072)	$27,608	$(59,818)	$(20,454)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(6,072)	$27,608	$(59,818)	$(20,454)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	85,766	85,163	85,602	84,967
Add: Effect of assumed shares issued under treasury stock method for restricted shares	—	505	—	—
Add: Effect of joint venture shares	—	298	—	—
Add: Effect of 1.50% senior convertible unsecured notes	—	11,567	—	—
Add: Effect of 3.00% senior convertible unsecured notes	—	16,992	—	—
Add: Effect of series J convertible perpetual preferred stock	—	15,635	—	—
Weighted average common shares outstanding for diluted earnings per common share	85,766	130,160	85,602	84,967

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.07)	$0.26	$(0.70)	$(0.24)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.07)	$0.26	$(0.70)	$(0.24)

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.07)	$0.21	$(0.70)	$(0.24)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.07)	$0.21	$(0.70)	$(0.24)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings allocable to High Performance Units (1):
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to HPU holders	$(94)	$744	$(1,627)	$(683)
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$(94)	$744	$(1,627)	$(683)

Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to HPU holders	$(94)	$602	$(1,627)	$(683)
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$(94)	$602	$(1,627)	$(683)

Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	7	15	12	15

Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to HPU holders	$(13.41)	$49.60	$(132.19)	$(45.53)
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$(13.41)	$49.60	$(132.19)	$(45.53)

Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to HPU holders	$(13.41)	$40.13	$(132.19)	$(45.53)
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$(13.41)	$40.13	$(132.19)	$(45.53)
_______________________________________________________________________________

(1)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 12).

For the three and nine months ended September 30, 2015 and 2014, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1)(2):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Joint venture shares	298	—	298	298
3.00% convertible senior unsecured notes	16,992	—	16,992	16,992
Series J convertible perpetual preferred stock	15,635	—	15,635	15,635
1.50% convertible senior unsecured notes	11,567	—	11,567	11,567
_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2015 and for the nine months ended September 30, 2014, the effect of the Company's unvested Units, performance-based Units, CSEs and restricted stock awards were anti-dilutive.

(2)	For the three months ended September 30, 2014, the effect of 21 unvested performance-based Units were anti-dilutive.

iStar Inc.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2015
Recurring basis:
Derivative assets(1)	$1,755	$—	$1,755	$—
Derivative liabilities(1)	426	—	426	—
Available-for-sale securities(1)	1,131	—	—	1,131
Non-recurring basis:
Impaired loans(2)	29,200	—	—	29,200
Impaired real estate(3)	7,941	—	—	7,941

As of December 31, 2014
Recurring basis:
Derivative assets(1)	$6,361	$—	$6,361	$—
Derivative liabilities(1)	478	—	478	—
Available-for-sale securities(1)	7,906	7,906	—	—
Non-recurring basis:
Impaired loans(4)	37,169	—	—	37,169
Impaired real estate(5)	7,102	—	—	7,102
____________________________________________________________

(1)	The fair value of the Company's derivatives and available-for-sale securities are based upon third-party broker quotes.

(2)
The Company recorded a provision for loan losses on one loan with a fair value of $24.0 million based on the expected proceeds to be received from the borrower. The Company also recorded a provision for loan losses on one loan with a fair value of $5.2 million based on an appraisal.

(3)
The Company recorded an impairment on one real estate asset with a fair value of $6.5 million based on a discount rate of 11% using discounted cash flows over a 1.75 year hold period. The Company recorded an impairment on one real estate asset with a fair value of $1.4 million based on a purchase option granted.

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

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.6 billion and $4.3 billion, respectively, as of September 30, 2015 and $1.4 billion and $4.1 billion, respectively, as of December 31, 2014. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.

iStar Inc.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Corporate/Other(1)	Company Total
Three Months Ended September 30, 2015:
Operating lease income	$—	$37,379	$18,125	$195	$—	$55,699
Interest income	33,599	—	—	—	—	33,599
Other income	7,988	8	7,602	376	914	16,888
Land development revenue	—	—	—	14,301	—	14,301
Earnings (loss) from equity method investments	—	971	469	6,647	2,485	10,572
Income from sales of real estate	—	6,931	19,580	—	—	26,511
Total revenue and other earnings	41,587	45,289	45,776	21,519	3,399	157,570
Real estate expense	—	(5,473)	(22,448)	(7,233)	—	(35,154)
Land development cost of sales	—	—	—	(10,686)	—	(10,686)
Other expense	(2,039)	—	—	—	(1,295)	(3,334)
Allocated interest expense	(14,030)	(16,358)	(6,724)	(8,265)	(11,503)	(56,880)
Allocated general and administrative(2)	(3,527)	(4,209)	(1,841)	(3,233)	(5,490)	(18,300)
Segment profit (loss)(3)	$21,991	$19,249	$14,763	$(7,898)	$(14,889)	$33,216
Other significant non-cash items:
Provision for (recovery of) loan losses	$7,500	$—	$—	$—	$—	$7,500
Impairment of assets	—	—	3,916	—	—	3,916
Depreciation and amortization	—	9,522	5,610	380	275	15,787
Capitalized expenditures	—	1,439	26,358	18,043	—	45,840

Three Months Ended September 30, 2014:
Operating lease income	$—	$36,947	$23,513	$231	$—	$60,691
Interest income	31,098	—	—	—	—	31,098
Other income	885	3,573	11,795	496	1,658	18,407
Land development revenue	—	—	—	3,290	—	3,290
Earnings (loss) from equity method investments	—	349	177	123	48,929	49,578
Income from sales of real estate	—	—	27,791	—	—	27,791
Total revenue and other earnings	31,983	40,869	63,276	4,140	50,587	190,855
Real estate expense	—	(6,059)	(28,795)	(6,431)	—	(41,285)
Land development cost of sales	—	—	—	(2,763)	—	(2,763)
Other expense	(283)	—	—	—	568	285
Allocated interest expense	(14,187)	(18,156)	(10,169)	(7,490)	(5,422)	(55,424)
Allocated general and administrative(2)	(3,492)	(4,610)	(2,699)	(3,566)	(5,737)	(20,104)
Segment profit (loss)(3)	$14,021	$12,044	$21,613	$(16,110)	$39,996	$71,564
Other significant non-cash items:
Provision for (recovery of) loan losses	$(673)	$—	$—	$—	$—	$(673)
Impairment of assets	—	231	4,231	11,000	—	15,462
Depreciation and amortization	—	9,522	7,606	320	274	17,722
Capitalized expenditures	—	595	20,555	25,655	—	46,805

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Corporate/Other(1)	Company Total
Nine Months Ended September 30, 2015:
Operating lease income	$—	$111,500	$58,855	$635	$—	$170,990
Interest income	102,224	—	—	—	—	102,224
Other income	8,834	133	27,069	1,163	3,015	40,214
Land development revenue	—	—	—	29,101	—	29,101
Earnings (loss) from equity method investments	—	4,270	1,302	13,719	6,613	25,904
Income from sales of real estate	—	15,584	50,437	—	—	66,021
Total revenue and other earnings	111,058	131,487	137,663	44,618	9,628	434,454
Real estate expense	—	(16,266)	(73,812)	(21,065)	—	(111,143)
Land development cost of sales	—	—	—	(22,828)	—	(22,828)
Other expense	(2,259)	—	—	—	(4,086)	(6,345)
Allocated interest expense	(42,828)	(50,126)	(21,449)	(23,685)	(29,248)	(167,336)
Allocated general and administrative(2)	(9,750)	(11,646)	(5,298)	(8,759)	(17,001)	(52,454)
Segment profit (loss)(3)	$56,221	$53,449	$37,104	$(31,719)	$(40,707)	$74,348
Other significant non-cash items:
Provision for (recovery of) loan losses	$30,944	$—	$—	$—	$—	$30,944
Impairment of assets	—	—	5,590	—	—	5,590
Depreciation and amortization	—	28,380	19,400	1,160	864	49,804
Capitalized expenditures	—	3,553	58,201	67,888	—	129,642

Nine Months Ended September 30, 2014
Operating lease income	$—	$113,502	$69,631	$633	$—	$183,766
Interest income	94,139	—	—	—	—	94,139
Other income	20,327	4,306	32,335	865	4,420	62,253
Land development revenue	—	—	—	11,920	—	11,920
Earnings (loss) from equity method investments	—	1,497	1,125	(286)	74,512	76,848
Income from sales of real estate	—	—	61,465	—	—	61,465
Total revenue and other earnings	114,466	119,305	164,556	13,132	78,932	490,391
Real estate expense	—	(17,253)	(86,338)	(20,861)	—	(124,452)
Land development cost of sales	—	—	—	(10,028)	—	(10,028)
Other expense	(1,016)	—	—	—	(3,610)	(4,626)
Allocated interest expense	(45,497)	(54,775)	(30,657)	(21,943)	(16,538)	(169,410)
Allocated general and administrative(2)	(11,026)	(13,592)	(7,966)	(10,839)	(17,821)	(61,244)
Segment profit (loss)(3)	$56,927	$33,685	$39,595	$(50,539)	$40,963	$120,631
Other significant non-cash items:
Provision for (recovery of) loan losses	$(6,865)	$—	$—	$—	$—	$(6,865)
Impairment of assets	—	3,210	8,131	10,400	—	21,741
Depreciation and amortization	—	29,332	23,838	1,114	873	55,157
Capitalized expenditures	—	169	46,973	58,711	—	105,853

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Corporate/Other(1)	Company Total

As of September 30, 2015
Real estate
Real estate, net	$—	$1,150,797	$474,727	$865,014	$—	$2,490,538
Real estate available and held for sale	—	1,953	136,945	157,693	—	296,591
Total real estate	—	1,152,750	611,672	1,022,707	—	2,787,129
Loans receivable and other lending investments, net	1,585,399	—	—	—	—	1,585,399
Other investments	—	68,719	11,472	120,269	90,059	290,519
Total portfolio assets	$1,585,399	$1,221,469	$623,144	$1,142,976	$90,059	4,663,047
Cash and other assets						979,748
Total assets						$5,642,795

As of December 31, 2014
Real estate
Real estate, net	$—	$1,188,160	$628,271	$860,283	$—	$2,676,714
Real estate available and held for sale	—	4,521	162,782	118,679	—	285,982
Total real estate	—	1,192,681	791,053	978,962	—	2,962,696
Loans receivable and other lending investments, net	1,377,843	—	—	—	—	1,377,843
Other investments	—	125,360	13,220	106,155	109,384	354,119
Total portfolio assets	$1,377,843	$1,318,041	$804,273	$1,085,117	$109,384	4,694,658
Cash and other assets						768,475
Total assets						$5,463,133
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

(2)
General and administrative excludes stock-based compensation expense of $2.9 million and $10.1 million for the three and nine months ended September 30, 2015 and $3.3 million and $8.5 million for the three and nine months ended September 30, 2014, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Segment profit	$33,216	$71,564	$74,348	$120,631
Less: (Provision for) recovery of loan losses	(7,500)	673	(30,944)	6,865
Less: Impairment of assets	(3,916)	(15,462)	(5,590)	(21,741)
Less: Stock-based compensation expense	(2,881)	(3,273)	(10,066)	(8,544)
Less: Depreciation and amortization	(15,787)	(17,722)	(49,804)	(55,157)
Less: Income tax (expense) benefit	2,893	(103)	(3,796)	619
Less: Loss on early extinguishment of debt, net	(67)	(186)	(279)	(24,953)
Net income (loss)	$5,958	$35,491	$(26,131)	$17,720

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2014 Annual Report (as defined below), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
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
Introduction
iStar Inc., doing business as "iStar", finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. We have invested more than $35 billion over the past two decades and are structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. Our primary business segments are real estate finance, net lease, operating properties and land & development.
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
Access to the capital markets has allowed us to extend our debt maturity profile, lower our cost of capital and become primarily an unsecured borrower. In 2014, we fully repaid our largest secured credit facility using proceeds from unsecured notes issuances. This repayment unencumbered $2.0 billion of collateral and provides us with additional liquidity as we now retain 100% of the proceeds from sales and repayments of these previously encumbered assets, rather than directing them to repay the facility. During the first quarter of 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million. As of September 30, 2015, we had $656.7 million of cash, which we expect to use primarily to fund future investment activities.
During the three months ended September 30, 2015, three of our four business segments, including real estate finance, net lease and operating properties, contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. Adjusted income (loss) allocable to common shareholders for the quarter ended September 30, 2015 was $27.8 million, compared to $57.7 million during the same period in the prior year. For the three months ended September 30, 2015, we recorded net loss allocable to common shareholders of $(6.1) million, compared to net income of $22.3 million during the same period in the prior year. During the quarter ended September 30, 2014, we recognized $39.0 million of additional equity method earnings, primarily associated with the sale of one investment.

Results of Operations for the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Operating lease income	$55,699	$60,691	$(4,992)	(8)%
Interest income	33,599	31,098	2,501	8%
Other income	16,888	18,407	(1,519)	(8)%
Land development revenue	14,301	3,290	11,011	>100%
Total revenue	120,487	113,486	7,001	6%
Interest expense	56,880	55,424	1,456	3%
Real estate expenses	35,154	41,285	(6,131)	(15)%
Land development cost of sales	10,686	2,763	7,923	>100%
Depreciation and amortization	15,787	17,722	(1,935)	(11)%
General and administrative	21,181	23,377	(2,196)	(9)%
Provision for (recovery of) loan losses	7,500	(673)	8,173	<(100%)
Impairment of assets	3,916	15,462	(11,546)	(75)%
Other expense	3,334	(285)	3,619	<(100%)
Total costs and expenses	154,438	155,075	(637)	—%
Loss on early extinguishment of debt, net	(67)	(186)	119	(64)%
Earnings from equity method investments	10,572	49,578	(39,006)	(79)%
Income tax (expense) benefit	2,893	(103)	2,996	<(100%)
Income from sales of real estate	26,511	27,791	(1,280)	(5)%
Net income (loss)	$5,958	$35,491	$(29,533)	(83)%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $55.7 million during the three months ended September 30, 2015 from $60.7 million for the same period in 2014.

Operating lease income from net lease assets increased to $37.4 million during the three months ended September 30, 2015 from $37.0 million for the same period in 2014. The increase was primarily due to operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to July 1, 2014 and were in service through September 30, 2015, which increased to $35.9 million during the three months ended September 30, 2015 from $35.1 million for the same period in 2014. This increase was primarily due to an increase in rent per occupied square foot for same store net lease assets to $9.85 for the three months ended September 30, 2015 from $9.75 for the same period in 2014 and an increase in the occupancy rate for same store net lease assets to 95.3% as of September 30, 2015 from 92.8% as of September 30, 2014. The increase in operating lease income from same store net lease assets was partially offset by the sale of net lease assets in the nine months ended September 30, 2015 and the fourth quarter of 2014.

Operating lease income from commercial operating properties decreased to $18.0 million during the three months ended September 30, 2015 from $23.3 million for the same period in 2014. The decrease was primarily due to the sale of a leasehold interest in 2015 and the sale of commercial operating properties in 2015 and 2014. This decrease was partially offset by an increase in operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels, which we owned on or prior to July 1, 2014 and were in service through September 30, 2015. Operating lease income from same store commercial operating properties increased to $14.9 million during the three months ended September 30, 2015 from $14.4 million for the same period in 2014, due primarily to an increase in occupancy rates for same store commercial operating properties, which increased to 66.2% as of September 30, 2015 from 61.5% as of September 30, 2014, partially offset by a decline in rent per occupied square foot for same store commercial operating properties, which was $22.73 for the three months ended September 30, 2015 and $23.57 for the same period in 2014.

Interest income increased to $33.6 million during the three months ended September 30, 2015 from $31.1 million for the same period in 2014. The increase was primarily due to an increase in the portfolio balance, partially offset by a decrease in yield on our performing loans. New investment originations and additional fundings of existing loans increased our average balance of performing loans to $1.52 billion during the three months ended September 30, 2015 from $1.27 billion for the same period in 2014. The weighted average yield of our performing loans decreased to 8.8% for the three months ended September 30, 2015 from 9.4% for the same period in 2014 due primarily to the repayment of loans with higher interest rates.
Other income decreased to $16.9 million during the three months ended September 30, 2015 from $18.4 million for the same period in 2014. The decrease was primarily due to higher lease termination fee income and a guarantor settlement received in 2014, partially offset by a financing commitment termination fee recognized during the three months ended September 30, 2015.
Land development revenue and cost of sales—During the three months ended September 30, 2015, we sold residential lots and units for proceeds of $14.3 million which had associated cost of sales of $10.7 million. During the three months ended September 30, 2014, we sold residential lots and units for proceeds of $3.3 million which had associated cost of sales of $2.8 million. The increase in 2015 from the same period in 2014 was primarily due to the progression of our land and development projects in 2015.
Costs and expenses—Interest expense increased to $56.9 million during the three months ended September 30, 2015 from $55.4 million for the same period in 2014 due to an increase in our outstanding debt. The average balance of our outstanding debt increased to $4.25 billion for the three months ended September 30, 2015 from $4.07 billion for the same period in 2014. Our weighted average effective cost of debt decreased to 5.36% for the three months ended September 30, 2015 from 5.47% for the same period in 2014.
Real estate expenses decreased to $35.2 million during the three months ended September 30, 2015 from $41.3 million for the same period in 2014. The decrease was due primarily to expenses associated with residential units, which decreased to $2.9 million during the three months ended September 30, 2015 from $6.6 million for the same period in 2014 due to the sale of residential units since September 30, 2014. Expenses for commercial operating properties also decreased to $19.5 million during the three months ended September 30, 2015 from $22.2 million for the same period in 2014. This decrease was primarily due to the sale of a leasehold interest in an operating property during 2015 offset by expenses for same store commercial operating properties, excluding hotels, which increased to $9.7 million from $9.4 million for the same period in 2014. Expenses for net lease assets decreased to $5.6 million during the three months ended September 30, 2015 from $6.0 million for the same period in 2014. Expenses for same store net lease assets increased to $5.4 million from $5.3 million for the same period in 2014. These decreases were offset by an increase in carry costs and other expenses on our land assets, which increased to $7.2 million during the three months ended September 30, 2015 from $6.5 million for the same period in 2014, primarily due to an increase in costs incurred on certain land assets prior to development.
Depreciation and amortization decreased to $15.8 million during the three months ended September 30, 2015 from $17.7 million for the same period in 2014 primarily due to the sale of a leasehold interest of an operating property in the three months ended March 31, 2015.
General and administrative expenses decreased to $21.2 million during the three months ended September 30, 2015 from$23.4 million for the same period in 2014, primarily due to an expected decrease in compensation related costs pertaining to annual performance based bonuses based on performance to date.
The net provision for loan losses was $7.5 million during the three months ended September 30, 2015 as compared to a net recovery of loan losses of $0.7 million for the same period in 2014. Included in the net provision for the three months ended September 30, 2015 were provisions of $5.9 million in the general reserve primarily due to new investment originations. Included in the net recovery for the three months ended September 30, 2014 were recoveries of previously recorded loan loss reserves of $0.9 million offset by an increase of $0.2 million in the general reserve due primarily to new investment originations.
During the three months ended September 30, 2015, we recorded an impairment on real estate assets totaling $3.9 million resulting from a change in business strategy for a commercial operating property and unfavorable local market conditions for one residential property. During the three months ended September 30, 2014, we recorded impairments totaling $15.5 million resulting from continued unfavorable local market conditions at two real estate properties.

Other expense increased to $3.3 million during the three months ended September 30, 2015 from $(0.3) million for the same period in 2014. This increase was primarily the result of unsuccessful investment pursuit costs, legal fees on loans and losses relating to a decrease in the fair value of an interest rate cap that was not designated as an interest rate hedge during the three months ended September 30, 2015.

Earnings from equity method investments—Earnings from equity method investments decreased to $10.6 million during the three months ended September 30, 2015 from $49.6 million for the same period in 2014. During the three months ended September 30, 2015, we recognized $10.0 million related to sales activity on a land development venture and aggregate earnings of $0.6 million from our remaining equity method investments. For the three months ended September 30, 2014, we recognized $32.9 million of earnings from equity method investments resulting from asset sales by one of our equity method investees, $9.0 million of income related to carried interest from a previously held strategic investment and $7.7 million from our remaining equity method investments.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our taxable REIT subsidiaries ("TRS's"). An income tax benefit of $2.9 million was recorded during the three months ended September 30, 2015 as compared to income tax expense of $0.1 million for the same period in 2014. The period to period difference was due to a reduction of income tax expense over the prior quarter, as gains from condominium sales and percentage of completion income on land development projects decreased.

Income from sales of real estate—Income from sales of real estate decreased to $26.5 million during the three months ended September 30, 2015 from $27.8 million for the same period in 2014. During the three months ended September 30, 2015 and 2014, we sold residential condominiums that resulted in income of $6.0 million and $23.2 million, respectively. Additionally, during the three months ended September 30, 2014, we sold a commercial operating property resulting in a gain of $4.6 million. These decreases were offset by the sale of a commercial operating property for $68.5 million to a newly formed unconsolidated entity, in which we own a 50% equity interest, and recognized a gain on sale of $13.6 million, reflecting our share of the interest sold, and the sale of two net lease assets that resulted in a total gain of $6.9 million during the three months ended September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Operating lease income	$170,990	$183,766	$(12,776)	(7)%
Interest income	102,224	94,139	8,085	9%
Other income	40,214	62,253	(22,039)	(35)%
Land development revenue	29,101	11,920	17,181	>100%
Total revenue	342,529	352,078	(9,549)	(3)%
Interest expense	167,336	169,410	(2,074)	(1)%
Real estate expenses	111,143	124,452	(13,309)	(11)%
Land development cost of sales	22,828	10,028	12,800	>100%
Depreciation and amortization	49,804	55,157	(5,353)	(10)%
General and administrative	62,520	69,788	(7,268)	(10)%
Provision for (recovery of) loan losses	30,944	(6,865)	37,809	<(100%)
Impairment of assets	5,590	21,741	(16,151)	(74)%
Other expense	6,345	4,626	1,719	37%
Total costs and expenses	456,510	448,337	8,173	2%
Loss on early extinguishment of debt, net	(279)	(24,953)	24,674	(99)%
Earnings from equity method investments	25,904	76,848	(50,944)	(66)%
Income tax (expense) benefit	(3,796)	619	(4,415)	<(100%)
Income from sales of real estate	66,021	61,465	4,556	7%
Net income (loss)	$(26,131)	$17,720	$(43,851)	<(100%)

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $171.0 million during the nine months ended September 30, 2015 from $183.8 million for the same period in 2014.

Operating lease income from net lease assets decreased to $111.5 million during the nine months ended September 30, 2015 from $113.5 million for the same period in 2014. This decrease was primarily due to the sale of assets to our net lease venture and other asset sales. This decrease was partially offset by operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2014 and were in service through September 30, 2015, which increased to $107.6 million during the nine months ended September 30, 2015 from $105.4 million for the same period in 2014. This increase was primarily due to an increase in rent per occupied square foot for same store net lease assets to $9.84 for the nine months ended September 30, 2015 from $9.75 for the same period in 2014 and an increase in the occupancy rate for same store net lease assets to 95.3% as of September 30, 2015 from 92.8% as of September 30, 2014.

Operating lease income from commercial operating properties decreased to $58.5 million during the nine months ended September 30, 2015 from $67.2 million for the same period in 2014. This decrease was primarily due to the sale of a leasehold interest in an operating property, other asset sales and lease terminations partially offset by the acquisition of three commercial operating properties in 2014. This decrease was partially offset by operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels, we owned on or prior to January 1, 2014 and were in service through September 30, 2015, which increased to $44.7 million during the nine months ended September 30, 2015 from $44.3 million for the same period in 2014, due primarily to an increase in occupancy rates for same store commercial operating properties, which increased to 66.2% as of September 30, 2015 from 61.5% as of September 30, 2014, partially offset by a decline in rent per occupied square foot for same store commercial operating properties, which was $22.69 for the nine months ended September 30, 2015 and $24.18 for the same period in 2014. Additionally, ancillary operating lease income from residential operating properties decreased to $0.4 million during the nine months ended September 30, 2015 from $2.5 million for the same period in 2014 due primarily to sales of residential units.

Interest income increased to $102.2 million during the nine months ended September 30, 2015 from $94.1 million for the same period in 2014. The increase was due primarily to increases in the portfolio balance and an increase in yield on our performing loans, partially offset by $6.3 million of income recognition related to the amortization of a discount associated with the acquisition of a loan in 2014. New investment originations and additional fundings of existing loans raised our average balance of performing loans to $1.52 billion during the nine months ended September 30, 2015 from $1.31 billion for the same period in 2014. The weighted average yield of our performing loans increased to 9.0% for the nine months ended September 30, 2015 from 8.8% for the same period in 2014 due primarily to higher interest rates for new loan originations and payoffs of loans with lower interest rates.
Other income decreased to $40.2 million during the nine months ended September 30, 2015 from $62.3 million for the same period in 2014. The decrease was primarily due to gains on sales of non-performing loans of $19.1 million and $8.7 million of income related to a lease termination and a lease modification recognized during the nine months ended September 30, 2014. This decrease was partially offset by a $5.5 million financing commitment termination fee recognized during the nine months ended September 30, 2015.
Land development revenue and cost of sales—During the nine months ended September 30, 2015, we sold residential lots and units for proceeds of $29.1 million which had associated cost of sales of $22.8 million. During the nine months ended September 30, 2014, we sold residential lots and units for proceeds of $11.9 million which had associated cost of sales of $10.0 million. The increase in 2015 from the same period in 2014 was primarily due to the progression of our land and development projects in 2015.
Costs and expenses—Interest expense decreased to $167.3 million during the nine months ended September 30, 2015 from $169.4 million for the same period in 2014 due to a lower weighted average cost of debt. Our weighted average effective cost of debt decreased to 5.45% for the nine months ended September 30, 2015 from 5.57% for the same period in 2014. The average balance of our outstanding debt was $4.15 billion for the nine months ended September 30, 2015 and $4.09 billion for the same period in 2014.
Real estate expenses decreased to $111.1 million during the nine months ended September 30, 2015 from $124.5 million for the same period in 2014. The decrease was primarily related to expenses associated with residential units, which decreased to $11.6 million during the nine months ended September 30, 2015 from $20.7 million for the same period in 2014 due to the sale of residential units since September 30, 2014. Expenses for commercial operating properties decreased to $62.2 million during the nine months ended September 30, 2015 from $65.7 million for the same period in 2014. This decrease was primarily due to the sale of a leasehold interest in an operating property in 2015, the sale of a commercial operating property in 2014 and expense decreases at various properties, partially offset by additional expenses due to the acquisition of three commercial operating properties during 2014. During the nine months ended September 30, 2015, expenses for same store commercial operating properties, excluding hotels, decreased to $29.9 million from $30.2 million for the same period in 2014 due primarily to a decrease in operating costs at several properties. Expenses for net lease assets decreased to $16.3 million during the nine months ended September 30, 2015 from $17.2 million for the same period in 2014. This decrease was primarily due to asset sales to our net lease venture during 2014 and other asset sales. Expenses for same store net lease assets increased to $16.1 million during the nine months ended September 30, 2015 from $15.9 million for the same period in 2014. Carry costs and other expenses on our land assets were $21.0 million and $20.9 million during the three months ended September 30, 2015 and 2014, respectively.
Depreciation and amortization decreased to $49.8 million during the nine months ended September 30, 2015 from $55.2 million for the same period in 2014 primarily due to the sale of a leasehold interest in an operating property during the nine months ended September 30, 2015 and accelerated depreciation related to terminated leases during the nine months ended September 30, 2014.
General and administrative expenses decreased to $62.5 million during the nine months ended September 30, 2015 from $69.8 million for the same period in 2014, primarily due to an expected decrease in compensation related costs pertaining to annual performance based bonuses based on performance to date.
The net provision for loan losses was $30.9 million during the nine months ended September 30, 2015 as compared to a net recovery of loan losses of $6.9 million for the same period in 2014. Included in the net provision for the nine months ended September 30, 2015 were provisions for specific reserves of $31.4 million due primarily to one new non-performing loan and an increase in provisions on existing non-performing loans, partially offset by a decrease in the general reserve due to an overall improvement in the risk ratings of our loan portfolio. Included in the net recovery for the nine months ended September 30, 2014 were recoveries of previously recorded loan loss reserves of $8.5 million offset by an increase of $1.6 million in the general reserve due primarily to new investment originations.

During the nine months ended September 30, 2015, we recorded an impairment on real estate assets totaling $5.6 million resulting from a change in business strategy for two commercial operating properties and unfavorable local market conditions for one residential property. During the nine months ended September 30, 2014, we recorded impairments on real estate assets totaling $21.7 million resulting from continued unfavorable market conditions at two real estate properties, a change in business strategy for a residential property and resulting from the sale of a net lease asset.

Other expense increased to $6.3 million during the nine months ended September 30, 2015 from $4.6 million for the same period in 2014. During the nine months ended September 30, 2015, we incurred $2.5 million of unsuccessful investment pursuit costs, legal fees on loans, and other expenses and recognized $3.8 million of losses relating to a decrease in the fair value of an interest rate cap that is not designated as an interest rate hedge. During the nine months ended September 30, 2014, in connection with the full repayment and termination of our February 2013 Secured Credit Facility, we realized $3.6 million of expense from other comprehensive loss as a portion of an interest rate cap related to our variable rate debt was no longer designated as an interest rate hedge and incurred $1.0 million of unsuccessful investment pursuit costs, legal fees on loans and other expenses.

Loss on early extinguishment of debt, net—During the nine months ended September 30, 2015, we incurred $0.3 million of net losses on the early extinguishment of debt primarily related to accelerated amortization of discounts and fees in connection with amortization payments of our October 2012 secured credit facility. During the nine months ended September 30, 2014, we incurred losses on early extinguishment of debt of $25.0 million. Together with cash on hand, net proceeds from the issuances of our $550 million of 4.00% senior unsecured notes due November 2017 and our $770 million of 5.00% senior unsecured notes due July 2019 were used to fully repay and terminate our February 2013 Secured Credit Facility. As a result, during the quarter ended September 30, 2014, we expensed $22.8 million relating to accelerated amortization of discount and fees associated with the payoff of our February 2013 Secured Credit Facility.

Earnings from equity method investments—Earnings from equity method investments decreased to $25.9 million during the nine months ended September 30, 2015 from $76.8 million for the same period in 2014. During the nine months ended September 30, 2015, we recognized $19.6 million related to sales activity on a land development venture, $4.3 million related to leasing operations at our net lease venture and an aggregate $2.0 million related to earnings from our remaining equity method investments. During the nine months ended September 30, 2014, we recognized $56.3 million of income resulting from asset sales by two of our equity method investees and a legal settlement received by one of the investees. We also recognized $9.0 million of income related to carried interest from a previously held strategic investment and $11.5 million from our remaining equity method investments.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our TRS's. Income tax expense of $3.8 million was recorded during the nine months ended September 30, 2015 as compared to a tax benefit of $0.6 million for the same period in 2014. The period to period difference was due primarily to an increase in gains from condominium sales and percentage of completion income on land development projects.

Income from sales of real estate—Income from sales of real estate increased to $66.0 million during the nine months ended September 30, 2015 from $61.5 million for the same period in 2014. During the nine months ended September 30, 2015, we sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which we own a 50% equity interest and recognized a gain on sale of $13.6 million, reflecting our share of the interest sold. We also sold nine net lease assets resulting in additional gains of $15.6 million. These increases were offset by the sale of residential condominiums during the nine months ended September 30, 2015 and 2014 that resulted in income of $36.8 million and $56.9 million, respectively. Additionally, during the nine months ended September 30, 2014, we also sold a commercial property resulting in a gain of $4.6 million.

Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income represents net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense and the non-cash portion of gain (loss) on early extinguishment of debt ("Adjusted Income").

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$(6,072)	$22,327	$(59,818)	$(20,454)
Add: Depreciation and amortization(1)	17,560	18,339	54,925	56,525
Add/Less: Provision for (recovery of) loan losses	7,500	(673)	30,944	(6,865)
Add: Impairment of assets(2)	6,398	15,462	12,409	21,741
Add: Stock-based compensation expense	2,881	3,273	10,066	8,544
Add: Loss on early extinguishment of debt, net	67	186	279	24,953
Less: HPU/Participating Security allocation	(525)	(1,183)	(2,876)	(3,390)
Adjusted income (loss) allocable to common shareholders	$27,809	$57,731	$45,929	$81,054
______________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
For the three and nine months ended September 30, 2015, impairment of assets includes impairments on cost and equity method investments recorded in "Other income" and "Earnings from equity method investments", respectively, in our consolidated statements of operations.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	September 30, 2015	December 31, 2014
Non-performing loans
Carrying value(1)	$82,616	$65,047
As a percentage of total carrying value of loans	5.5%	5.5%
Reserve for loan losses
Asset-specific reserves for loan losses	$95,520	$64,990
As a percentage of gross carrying value of impaired loans	53.6%	46.5%
Total reserve for loan losses	$128,558	$98,490
As a percentage of total loans before loan loss reserves	7.9%	7.6%
_______________________________________________________________________________

(1)	As of September 30, 2015 and December 31, 2014, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $95.5 million and $64.2 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2015, we had non-performing loans with an aggregate carrying value of $82.6 million compared to non-performing loans of with an aggregate carrying value of $65.0 million as of December 31, 2014. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $128.6 million as of September 30, 2015, or 7.9% of total loans, compared to $98.5 million or 7.6% as of December 31, 2014. For the nine months ended September 30, 2015, the provision for loan losses includes provisions for specific reserves of $31.4 million offset by a decrease of $0.5 million in the general reserve due primarily to an overall improvement in the weighted-average risk ratings of performing loans. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2015, asset-specific reserves increased to $95.5 million compared to $65.0 million at December 31, 2014, due primarily to a new non-performing loan.

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

The general reserve decreased to $33.0 million or 2.3% of performing loans as of September 30, 2015, compared to $33.5 million or 2.9% of performing loans as of December 31, 2014. This decrease was primarily attributable to overall improvement in the weighted average risk ratings of our performing loans offset by an increase in the balance of performing loans, which was driven by new investment originations.

Risk concentrations—As of September 30, 2015, based on current gross carrying values, the Company's total investment portfolio has the following characteristics ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$151,642	$899,703	$140,931	$—	$1,192,276	23.0%
Land & Development	27,943	—	—	1,152,505	1,180,448	22.8%
Mixed Use / Mixed Collateral	511,415	—	252,110	—	763,525	14.8%
Entertainment / Leisure	—	505,080	—	—	505,080	9.8%
Hotel	373,933	136,080	54,909	—	564,922	10.9%
Condominium	256,371	—	132,848	—	389,219	7.5%
Other Property Types	210,245	9,483	—	—	219,728	4.2%
Retail	86,888	57,348	125,167	—	269,403	5.2%
Strategic Investments	—	—	—	—	90,059	1.8%
Total	$1,618,437	$1,607,694	$705,965	$1,152,505	$5,174,660	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$907,619	$383,695	$485	$210,136	$1,501,935	29.0%
West	62,608	410,399	59,529	399,823	932,359	18.0%
Southeast	146,701	235,442	279,839	171,512	833,494	16.1%
Mid-Atlantic	226,440	139,639	141,060	201,139	708,278	13.7%
Southwest	55,588	216,347	142,618	150,171	564,724	10.9%
Central	149,617	80,129	54,994	7,351	292,091	5.6%
Various(2)	69,864	142,043	27,440	12,373	251,720	4.9%
Strategic Investments(2)	—	—	—	—	90,059	1.8%
Total	$1,618,437	$1,607,694	$705,965	$1,152,505	$5,174,660	100.0%
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)
Strategic investments include $13.4 million of international assets. Various includes $19.7 million of international assets. Combined, these categories include $15.7 million of European assets, including $13.6 million in the United Kingdom and $2.1 million in Germany.

Liquidity and Capital Resources

During the three months ended September 30, 2015, we funded a total of $219.2 million associated with new investments, prior financing commitments as well as ongoing development during the quarter. Total fundings included $168.5 million in lending and other investments, $25.9 million to develop our land assets and $24.8 million of capital to reposition or redevelop our operating properties and invest in net lease assets. Also during the three months ended September 30, 2015, we generated $283.2 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $164.5 million from real estate finance, $79.9 million from operating properties, $15.2 million from net lease assets, $20.1 million from land and $3.4 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments. As of September 30, 2015, we had unrestricted cash of $656.7 million.
The following table outlines our capital expenditures on real estate assets reflected in our consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, by segment ($ in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Land & Development	$65,169	$53,625
Operating Properties	51,326	44,719
Net Lease	6,093	5,167
Total capital expenditures on real estate assets	$122,588	$103,511
Our primary cash uses over the next 12 months are expected to be funding of investments, repayments of debt, capital expenditures and funding ongoing business operations. We repaid the $105.8 million outstanding balance of our 6.05% senior notes due April 2015 at their maturity. We have other debt maturities of $526.4 million due before September 30, 2016. Over the next 12 months, we currently expect to fund in the range of approximately $200 million to $275 million of capital expenditures within our portfolio. The majority of these amounts relate to our operating properties, land, multifamily and residential development activities and are expected to include approximately $85.0 million associated with vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of September 30, 2015, we also had approximately $751 million of maximum unfunded commitments associated with our investments, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met. See "Unfunded Commitments" below. Our capital sources to meet expected cash uses through the next 12 months will primarily include cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales and capital raised through debt offerings or equity capital transactions.
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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of September 30, 2015 (Refer to Note 9 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$3,221,125	$526,403	$1,924,722	$770,000	$—	$—
Secured credit facilities	339,860	—	339,860	—	—	—
Revolving credit facility	250,000	—	250,000	—	—	—
Secured term loans	241,740	9,166	27,342	39,855	163,837	1,540
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	4,152,725	535,569	2,541,924	809,855	163,837	101,540
Interest Payable(1)	586,349	205,722	271,215	70,872	19,812	18,728
Loan Participations Payable(2)	148,926	—	100,000	48,926	—	—
Operating Lease Obligations	27,708	5,629	9,679	6,897	4,774	729
Total(3)	$4,915,708	$746,920	$2,922,818	$936,550	$188,423	$120,997
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR rate of 0.19%, 3-month LIBOR rate of 0.29% and 6-month LIBOR rate of 0.40%.

(2)	Refer to Note 8 to the consolidated financial statements.

(3)
We also have issued letters of credit totaling $3.1 million in connection with our investments. See "Unfunded Commitments" below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

2015 Revolving Credit Facility—On March 27, 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.5%, based on average utilization each quarter. During the three months ended September 30, 2015, the weighted average cost of the credit facility was 3.17%. Commitments under the revolving facility mature in March 2018. At maturity, we may convert outstanding borrowings to a one-year term loan which matures in quarterly installments through March 2019.
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
The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through September 30, 2015, we made cumulative amortization repayments of $130.1 million on the 2012 Tranche A-2 Facility. For the nine months ended September 30, 2015 and 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.3 million and $1.0 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts are included in "Loss on early extinguishment of debt, net" in our consolidated statements of operations.

Encumbered/Unencumbered Assets—As of September 30, 2015 and December 31, 2014, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	September 30, 2015		December 31, 2014
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$870,397	$1,620,141	$620,378	$2,056,336
Real estate available and held for sale	17,078	279,513	10,496	275,486
Loans receivable and other lending investments, net(1)(2)	91,997	1,377,514	46,515	1,364,828
Other investments	19,593	270,926	17,708	336,411
Cash and other assets	—	979,748	—	768,475
Total	$999,065	$4,527,842	$695,097	$4,801,536
_______________________________________________________________________________

(1)	As of September 30, 2015 and December 31, 2014, the amounts presented exclude general reserves for loan losses of $33.0 million and $33.5 million, respectively.

(2)	As of September 30, 2015, the amount presented excludes loan participations of $148.9 million.

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

Our 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2012 Secured Credit Facilities require us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facilities. The 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the collateral coverage remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. In addition, for so long as we maintain our qualification as a REIT, the 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility permit us to distribute 100% of our REIT taxable income on an annual basis (prior to deducting certain cumulative net operating loss carryforwards in the case of the 2015 Revolving Credit Facility). We may not pay common dividends if we cease to qualify as a REIT.

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
Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies. Refer to Note 11 to the consolidated financial statements.

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in various unconsolidated ventures. Refer to Note 6 to the consolidated financial statements for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments and any unfunded commitments (see below).

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2015, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$620,370	$18,586	$60,816	$699,772
Strategic Investments	—	—	45,890	45,890
Discretionary Fundings	5,000	—	—	5,000
Total	$625,370	$18,586	$106,706	$750,662

Stock Repurchase Program—During the nine months ended September 30, 2015, we repurchased 1,667,209 shares of our outstanding common stock for $20.3 million, at an average cost of $12.16 per share. In September 2015, our Board of Directors approved an increase in the repurchase limit under our previously approved stock repurchase program to $50.0 million. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. As of September 30, 2015, we had remaining authorization to repurchase up to $48.7 million of common stock under our stock repurchase program.
HPU Repurchase—In August 2015, we repurchased and retired all of our 14,888 High Performance Units ("HPUs") outstanding, representing 2.8 million common stock equivalents. We repurchased these HPUs at fair value from current and former employees through an arms-length tender offer. HPU holders could elect to receive $9.30 in cash or 0.7 shares of iStar common stock, or a combination thereof, per common stock equivalent underlying the HPUs. Approximately 37% of the outstanding HPUs were exchanged for $9.8 million in cash and approximately 63% of the outstanding HPUs were exchanged for 1.2 million shares of our common stock with a fair value of $15.2 million, representing the number of shares issued at the closing price of our common stock on August 13, 2015. The transaction value in excess of the HPUs carrying value of $9.8 million was recorded as a reduction to retained earnings in our consolidated statements of changes in equity.
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
A summary of our critical accounting estimates is included in our 2014 Annual Report in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of September 30, 2015.
New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, refer to Note 3 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the nine months ended September 30, 2015 as compared to the disclosures included in our 2014 Annual Report. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our 2014 Annual Report.
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
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs have filed a notice of appeal. Appellate briefs have been submitted and oral argument has been scheduled for December 2015.
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of Lennar v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. A third party is entitled to a 15% participation interest in all proceeds. Lennar has appealed the Court's judgment. The Court has granted Lennar's motion to stay the judgment pending appeal, subject to Lennar posting a required appeal bond, which has been posted. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. The Court of Appeals has entered a briefing schedule for the appeal and oral argument has not yet been scheduled. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of any appeal.
Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in the Company's 2014 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)(2)
August 1 to August 31, 2015	557,700	$12.15	557,700	$21,676,232
September 1 to September 30, 2015	1,065,274	$12.14	1,065,274	$48,703,485
_______________________________________________________________________________

(1)
On September 18, 2015, the Company's Board of Directors approved an increase in the repurchase limit under the Company's previously approved stock repurchase program to $50.0 million. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. There is no fixed expiration date to this stock repurchase program.

(2)
In August 2015, the Company repurchased and retired all of its 14,888 HPUs outstanding, representing approximately 2.8 million common stock equivalents. Refer to Note 12 for details on the Company's redemption of its outstanding HPUs.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1 (i)	Articles of Amendment (reflecting a change to the Company's name) (Incorporated by reference to Form 8-K filed on August 19, 2015)
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the nine months ended September 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iSTAR INC. Registrant
Date:	November 3, 2015	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR INC. Registrant
Date:	November 3, 2015	/s/ DAVID DISTASO
David DiStaso Chief Financial Officer (principal financial and accounting officer)