Form 10-K
period 2015-12-31
ISTAR INC.
filed 2016-02-26
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-15371
_______________________________________________________________________________
iStar Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-6881527 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor New York, NY (Address of principal executive offices)	10036 (Zip code)
Registrant's telephone number, including area code: (212) 930-9400
_______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
8.00% Series D Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.875% Series E Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.80% Series F Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.65% Series G Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.50% Series I Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of Exchange on which registered:
4.50% Series J Convertible Perpetual Preferred Stock, $0.001 par value	N/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2015 the aggregate market value of iStar Inc. common stock, $0.001 par value per share, held by non-affiliates (1) of the registrant was approximately $1.1 billion, based upon the closing price of $13.32 on the New York Stock Exchange composite tape on such date.
As of February 19, 2016, there were 76,069,038 shares of common stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant's directors and executive officers.
DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2016 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business
Explanatory Note for Purposes of the "Safe Harbor Provisions" of Section 21E of the Securities Exchange Act of 1934, as amended
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.'s current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that iStar Inc. believes might cause such differences are discussed in the section entitled, "Risk Factors" in Part I, Item 1a of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.
Overview
iStar Inc. (the "Company") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company has invested more than $35 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary business segments are real estate finance, net lease, operating properties and land and development.
The real estate finance portfolio is comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. The Company's portfolio also includes preferred equity investments and senior and subordinated loans to business entities, particularly entities engaged in real estate or real estate related businesses, and may be either secured or unsecured. The Company's loan portfolio includes whole loans and loan participations.
The net lease portfolio is primarily comprised of properties owned by the Company and leased to single creditworthy tenants where the properties are subject to long-term leases. Most of the leases provide for expenses at the facilities to be paid by the tenants on a triple net lease basis. The properties in this portfolio are diversified by property type and geographic location. In addition to net lease properties owned by the Company, the Company partnered with a sovereign wealth fund in 2014 to form a venture to acquire and develop net lease assets (the "Net Lease Venture").
The land and development portfolio is primarily comprised of land entitled for master planned communities as well as waterfront and urban infill land parcels located throughout the U.S. Master planned communities represent large-scale residential projects that the Company will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. The Company may develop these properties itself, or in partnership with commercial real estate developers, or may sell the properties.
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
The Company's primary sources of revenues are operating lease income, which is the rent and reimbursements that tenants pay to lease the Company's properties, and interest income, which is the interest that borrowers pay on loans. The Company primarily generates income through a “spread” or “margin,” which is the difference between the revenues generated from leases and loans and interest expense and the cost of real estate operations. In addition, the Company generates income from commercial operating property revenue, sales of real estate and land development assets and equity in earnings of unconsolidated ventures.
Company History and Recent Developments
The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions. During the economic downturn, the composition of the Company's portfolio changed as loans were repaid and the Company acquired title to assets of defaulting borrowers. The composition of the Company's real estate portfolio expanded to include operating properties and land and development assets. The Company has been originating new lending and net lease investments, repositioning or redeveloping its operating properties and progressing on the entitlement, development and sales of its land and development assets. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. The Company's business segments are discussed further in "Industry Segments."
Financing Strategy
The Company has continued to strengthen its balance sheet through its financing activities. The Company has used proceeds from the issuance of unsecured notes in the capital markets over the past two years to repay secured and unsecured debt, which extended the Company's debt maturity profile, lowered its cost of capital and unencumbered a significant portion of the Company's assets allowing it to become primarily an unsecured borrower. In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million. Going forward, the Company will seek to raise capital through a variety of means, which may include unsecured and secured debt financing, debt refinancings, asset sales, issuances of equity, joint ventures and other third party capital arrangements. A more detailed discussion of the Company's current liquidity and capital resources is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."
Investment Strategy
During 2015, the Company committed to new investments totaling $756.9 million. The Company funded $662.5 million associated with new investments, prior financing commitments as well as ongoing development. The fundings included $479.6 million in lending and other investments, $95.3 million to develop its land and development assets and $87.6 million of capital to reposition or redevelop its operating properties and invest in net lease assets.
In originating new investments, the Company's strategy is to focus on the following:

•	Targeting the origination of custom-tailored mortgage, corporate and lease financings where customers require flexible financial solutions and "one-call" responsiveness;

•	Avoiding commodity businesses where there is significant direct competition from other providers of capital;

•	Developing direct relationships with borrowers and corporate customers in addition to sourcing transactions through intermediaries;

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
Underwriting Process
The Company reviews investment opportunities with its investment professionals, as well as representatives from its legal, credit, risk management and capital markets areas. The Company has developed a process for screening potential investments called the Six Point Methodologysm. Through this process, the Company evaluates an investment opportunity prior to beginning its formal due diligence process by: (1) evaluating the source of the opportunity; (2) evaluating the quality of the collateral, corporate credit or lessee, as well as the market and industry dynamics; (3) evaluating the borrower equity, corporate sponsorship and/or guarantors; (4) determining the optimal legal and financial structure for the transaction given its risk profile; (5) performing an alternative investment test; and (6) evaluating the liquidity of the investment. Participation is encouraged from professionals in all disciplines throughout the entire origination process, from the initial consideration of the opportunity, through the Six Point Methodology,sm the preparation and distribution of an approval memorandum for the Company's internal investment committee and/or Board of Directors and into the documentation and closing process.
Any commitment to make an investment of $25 million or less in any transaction or series of related transactions requires the approval of the Chief Executive Officer and Chief Investment Officer. Any commitment in excess of $25 million but less than or equal to $60 million requires the further approval of the Company's internal investment committee, consisting of senior management representatives from all of the Company's key disciplines. Any commitment in excess of $60 million, and any strategic investment such as a corporate merger, acquisition or material transaction involving the Company's entry into a new line of business, requires the approval of the Board of Directors.
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
Portfolio Overview
As of December 31, 2015, based on current gross carrying values, the Company's total investment portfolio has the following characteristics ($ in millions)(1):
Asset Type

Property Type

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Total	% of Total
Land	$44,631	$—	$—	$1,108,414	$1,153,045	22.7%
Office / Industrial	153,947	854,085	135,738	—	1,143,770	22.5%
Mixed Use / Mixed Collateral	546,363	—	256,630	—	802,993	15.8%
Hotel	348,824	136,080	55,137	—	540,041	10.6%
Entertainment / Leisure	—	501,995	—	—	501,995	9.9%
Condominium	249,832	—	137,278	—	387,110	7.6%
Retail	78,129	57,348	124,261	—	259,738	5.1%
Other Property Types	216,259	9,483	—	—	225,742	4.4%
Strategic Investments	—	—	—	—	73,533	1.4%
Total	$1,637,985	$1,558,991	$709,044	$1,108,414	$5,087,967	100.0%

Geography

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Total	% of Total
Northeast	$927,556	$383,197	$485	$228,623	$1,539,861	30.3%
West	78,356	410,028	57,943	356,328	902,655	17.7%
Southeast	135,721	234,878	276,859	152,199	799,657	15.7%
Mid-Atlantic	226,878	139,572	141,564	204,001	712,015	14.0%
Southwest	52,838	169,340	143,278	149,546	515,002	10.1%
Central	155,284	79,998	57,961	6,315	299,558	5.9%
Various(2)	61,352	141,978	30,954	11,402	245,686	4.8%
Strategic Investments(2)	—	—	—	—	73,533	1.5%
Total	$1,637,985	$1,558,991	$709,044	$1,108,414	$5,087,967	100.0%
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)	Combined, strategic investments and the various category include $18.6 million of international assets.

Industry Segments
The Company has four business segments: Real Estate Finance, Net Lease, Operating Properties and Land and Development. The following describes the Company's reportable segments ($ in thousands) as of December 31, 2015:

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate / Other(1)	Total
Real estate, at cost	$—	$1,489,895	$560,646	$—	$—	$2,050,541
Less: accumulated depreciation	—	(377,416)	(79,142)	—	—	(456,558)
Real estate, net	—	1,112,479	481,504	—	—	1,593,983
Real estate available and held for sale	—	—	137,274	—	—	137,274
Total real estate	—	1,112,479	618,778	—	—	1,731,257
Land and development	—	—	—	1,001,963	—	1,001,963
Loans receivable and other lending investments, net	1,601,985	—	—	—	—	1,601,985
Other investments	—	69,096	11,124	100,419	73,533	254,172
Total portfolio assets	$1,601,985	$1,181,575	$629,902	$1,102,382	$73,533	$4,589,377
_______________________________________________________________________________

(1)
Corporate/Other includes certain joint venture and strategic investments that are not included in the other reportable segments. See Item 8—"Financial Statements and Supplemental Data—Note 7" for further detail on these investments.

Additional information regarding segment revenue and profit information as well as prior period information is presented in Item 8—"Financial Statements and Supplemental Data—Note 17" and a discussion of operating results is presented in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."
Real Estate Finance
The Company's real estate finance portfolio consists of senior mortgage loans that are secured by commercial real estate assets where the Company is the first lien holder. The portfolio also consists of subordinated mortgage loans that are secured by second lien or junior interests in commercial and residential real estate assets, and corporate/partnership loans, which represent mezzanine or subordinated loans to entities for which the Company does not have a lien on the underlying asset, but may have a pledge of underlying equity ownership of such assets. In addition, the Company has preferred equity investments and debt securities classified as other lending investments.

The Company's real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2015		2014
	Total	% of Total	Total	% of Total
Performing loans(1):
Senior mortgages	$849,161	51.8%	$608,048	43.1%
Corporate/partnership loans	637,532	38.9%	497,246	35.2%
Subordinate mortgages	28,676	1.8%	53,331	3.8%
Subtotal	1,515,369	92.5%	1,158,625	82.1%
Non-performing loans(2):
Senior mortgages	57,127	3.5%	65,047	4.6%
Corporate/partnership loans	3,200	0.2%	—	—%
Subtotal	60,327	3.7%	65,047	4.6%
Total carrying value of loans	1,575,696	96.2%	1,223,672	86.7%
Other lending investments—securities	62,289	3.8%	187,671	13.3%
Total carrying value	1,637,985	100.0%	1,411,343	100.0%
General reserve for loan losses	(36,000)		(33,500)
Total loans receivable and other lending investments, net	$1,601,985		$1,377,843
_______________________________________________________________________________

(1)
Performing loans are presented net of asset-specific loan loss reserves of $0.8 million as of December 31, 2014. See Item 8—"Financial Statements and Supplemental Data—Note 3" for a discussion of the Company's policies regarding non-performing loans and reserves for loan losses.

(2)	Non-performing loans are presented net of asset-specific loan loss reserves of $72.2 million and $64.2 million, respectively, as of December 31, 2015 and 2014.
Summary of Portfolio Characteristics—As of December 31, 2015, the Company's performing loans and other lending investments had a weighted average loan to value ratio of 67%. Additionally, the Company's performing loans were comprised of 31% fixed-rate loans and 69% variable-rate loans that had a weighted average yield of 8% and a weighted average remaining term of 2.3 years.
Portfolio Activity—During the year ended December 31, 2015, the Company funded $478.7 million of loan investments, received principal repayments of $273.5 million and sold a loan with a carrying value of $5.5 million. In June 2015, the Company received a loan with a fair value of $146.7 million as a non-cash paydown on an existing loan and reduced the principal balance by the same amount. The loan has been recorded as a loan receivable and is included in "Loans receivable and other lending investments, net" on the Company’s consolidated balance sheet.

Summary of Interest Rate Characteristics—The Company's loans receivable and other lending investments had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2015			2014
	Carrying Value	% of Total	Weighted Average Accrual Rate	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans and other lending investments(1)	$487,514	29.8%	9.5%	$751,590	53.3%	10.2%
Variable-rate loans(1)(2)	1,090,144	66.5%	6.6%	594,706	42.1%	6.7%
Non-performing loans(3)	60,327	3.7%	N/A	65,047	4.6%	N/A
Total carrying value	1,637,985	100.0%		1,411,343	100.0%
General reserve for loan losses	(36,000)			(33,500)
Total loans receivable and other lending investments, net	$1,601,985			$1,377,843
__________________________________________________________________________

(1)	Performing loans are presented net of asset-specific loan loss reserves of $0.8 million as of December 31, 2014.

(2)	As of December 31, 2015 and 2014, includes $807.8 million and $282.5 million, respectively, of loans with a weighted average interest rate floor of 0.8% and 0.4%, respectively.

(3)	Non-performing loans are presented net of asset-specific loan loss reserves of $72.2 million and $64.2 million, respectively, as of December 31, 2015 and 2014.
Summary of Maturities—As of December 31, 2015 the Company's loans receivable and other lending investments had the following maturities ($ in thousands):

Year of Maturity	Number of Loans Maturing	Carrying Value	% of Total
2016	10	$294,977	18.0%
2017	11	620,654	37.9%
2018	13	391,616	23.9%
2019	—	—	—%
2020	3	92,533	5.6%
2021 and thereafter	6	177,878	10.9%
Total performing loans and other lending investments	43	$1,577,658	96.3%
Non-performing loans(1)	6	60,327	3.7%
Total carrying value	49	$1,637,985	100.0%
General reserve for loan losses		(36,000)
Total loans receivable and other lending investments, net		$1,601,985
_______________________________________________________________________________

(1)	Non-performing loans are presented net of asset-specific loan loss reserves of $72.2 million.
Net Lease
The net lease portfolio is primarily comprised of properties owned by the Company and leased to single creditworthy tenants where the properties are subject to long-term leases. Leases typically provide for expenses at the facility to be paid by the tenant on a triple net lease basis. The Company generally intends to hold its net lease assets for long-term investment. However, the Company may dispose of assets if it deems the disposition to be in the Company's best interests.
During 2014, the Company partnered with a sovereign wealth fund to form a venture in which the partners plan to contribute up to an aggregate $500 million of equity to acquire and develop up to $1.25 billion of net lease assets. The Company owns a 51.9% noncontrolling interest in the Net Lease Venture and does not consolidate the Net Lease Venture due to shared control of the entity with its partner.
Under a typical net lease agreement, the tenant agrees to pay a base monthly operating lease payment and most or all of the facility operating expenses (including taxes, utilities, maintenance and insurance). The Company generally targets corporate customers with facilities that are critical to their ongoing businesses.

The Company's net lease portfolio included the following ($ in thousands):

	As of December 31,
	2015	2014
Real estate, at cost	$1,489,895	$1,552,483
Less: accumulated depreciation	(377,416)	(364,323)
Real estate, net	1,112,479	1,188,160
Real estate available and held for sale	—	4,521
Other investments	69,096	125,360
Total	$1,181,575	$1,318,041
Summary of Portfolio Characteristics—As of December 31, 2015, the Company owned or had interests in 293 facilities, encompassing 17.8 million square feet located in 33 states. The Company's net lease assets were 96% leased with a weighted average remaining lease term of approximately 14.9 years. The annual average effective base rent per square foot, net of any tenant concessions, was $9.10 per square foot.
Portfolio Activity—During the year ended December 31, 2015, the Company funded $4.2 million of capital expenditures on existing net lease assets. The Company also sold 12 assets with a net carrying value of $60.8 million for proceeds of $100.9 million. See Item 8 —"Financial Statements and Supplemental Data—Note 4" for further details on consolidated net lease asset activities.
As of December 31, 2015, the Net Lease Venture's carrying value of total assets was $400.2 million and the Company had a recorded equity interest in the venture of $69.1 million, which is included in "Other investments" on the Company's consolidated balance sheets. In June 2015, the Net Lease Venture placed ten year debt financing of $120.0 million on one of its net lease assets.  Net proceeds from the financing were distributed to its members of which we received approximately $61.2 million. See Item 8 —"Financial Statements and Supplemental Data—Note 7" for further details on unconsolidated net lease asset activities.
Summary of Lease Expirations—As of December 31, 2015, lease expirations on the Company's net lease assets, excluding other investments, are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2016	5	$5,389	4.2%	0.8%	461
2017	4	5,680	4.4%	0.8%	382
2018	3	2,563	2.0%	0.4%	162
2019	3	1,076	0.8%	0.2%	95
2020	3	2,124	1.7%	0.3%	314
2021	3	3,447	2.7%	0.5%	165
2022	2	9,071	7.1%	1.3%	535
2023	4	6,651	5.2%	1.0%	271
2024	3	28,425	22.3%	4.1%	6,246
2025	2	10,924	8.6%	1.6%	1,643
2026 and thereafter	14	52,308	41.0%	7.6%	4,015
Total	46	$127,658	100.0%	18.6%
Weighted average remaining lease term	14.7
_______________________________________________________________________________

(1)	Reflects the percentage of annualized operating lease income for leases in-place as a percentage of annualized total revenue.

Land and Development
The Company's land and development portfolio included the following ($ in thousands):

	As of December 31,
	2015	2014
Land and development	$1,001,963	$978,962
Other investments	100,419	106,155
Total	$1,102,382	$1,085,117
Summary of Portfolio Characteristics—As of December 31, 2015, the Company's land and development portfolio included 30 properties, comprised of 11 master planned community ("MPC") projects, 13 infill land parcels and 6 waterfront land parcels located throughout the United States. MPCs represent large-scale residential projects that the Company will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. The remainder of the Company’s land includes infill and waterfront parcels located in and around major cities that the Company will develop, sell to or partner with commercial real estate developers. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects.
Portfolio Activity—Revenue from the Company's land and development portfolio consists primarily of lot and parcel sales from wholly-owned properties, recorded as "Land development revenue," as well as the Company's share of earnings from unconsolidated entities in which the Company holds an interest, which is recorded in "Earnings from equity method investments," both in the Company's consolidated statements of operations. For the year ended December 31, 2015, the Company recognized revenue and cost of sales of $100.2 million and $67.4 million, respectively, from its land and development portfolio. The Company also recognized earnings from equity method investments of $16.7 million during 2015 for unconsolidated land and development investments. This resulted in total gross margin from our land and development portfolio increasing to $49.5 million in 2015 from $17.3 million in 2014. In December 2015, the Company sold land parcels for land development revenue of $62.8 million resulting in a gross margin of $24.2 million. Also, during the year ended December 31, 2015, the Company funded $95.3 million of capital expenditures in the land and development portfolio (see Item 8 —"Financial Statements and Supplemental Data—Note 5" for further details).

As of December 31, 2015, the Company had 7 land and development projects in production, 10 in development and 13 in the pre-development phase. The Company's land and development projects in production during the year ended December 31, 2015 are listed below ($ in thousands):

Project	Property Type	Location	Anticipated Sales Completion Date(1)	2015 Revenue	Units Sold in 2015(2)	Estimated Remaining Units(2)	Net Book Value
Land and development
1210 California Circle	Infill/Mixed Use	Milpitas, CA	2015	$36,900	N/A	—	$—
Valley Plaza	Infill/Mixed Use	North Hollywood, CA	2015	25,910	N/A	—	—
Kua	Infill/Mixed Use	Kailua Kona, HI	2015	1,601	N/A	—	—
Sage Scottsdale	Infill/Mixed Use	Scottsdale, AZ	2017	9,971	19	53	17,313
Magnolia Green	MPC	Richmond, VA	2026	9,909	146	2,434	99,105
Naples Reserve	MPC	Naples, FL	2022	7,699	68	1,041	66,171
Heath at Tetherow	MPC	Bend, OR	2019	4,773	19	87	11,402
Asbury Park Waterfront	Waterfront	Asbury Park, NJ	2026	3,453	28	2,380	112,854
Total land and development				100,216	280	5,995	306,845
Land and development equity method investments
Marina Palms(3)(4)	Waterfront	N. Miami Beach, FL	2017	23,626	170	298	30,099
Spring Mountain Ranch Phase 1(3)	MPC	Riverside, CA	2018	157	140	235	13,539
Total land and development equity method investments				23,783	310	533	43,638
Total Land and Development Projects in Production				$123,999	590	6,528	$350,483
_______________________________________________________________________________

(1)
Anticipated completion dates are subject to change as a result of factors that may be outside of the Company's control, such as economic conditions, uncertainty with rezoning, obtaining governmental permits and approvals, concerns of community associations and reliance on third party contractors.

(2)	Estimated remaining entitled units may include single-family lots, condos, multifamily rental units and hotel keys, as applicable, for the respective properties.

(3)
These land and development projects are accounted for under the equity method of accounting. 2015 Revenue represents our share of earnings from these equity method investments. For Spring Mountain Ranch Phase I 2015 Revenue excludes a $4.3 million impairment.

(4)	Sales activity is the result of percentage of completion accounting at the joint venture, 170 closed units and hard contracts on unsold units as of December 31, 2015.

1210 California Circle
During 2015, the Company sold a 9-acre infill parcel at 1210 California Circle in Milpitas, CA to a national homebuilder. The Company recorded revenues of $36.9 million associated with the sale and expects to receive approximately $6.0 million of additional net proceeds upon the completion of certain easement agreements.
The parcel was originally entitled for industrial use. The Company recognized the growing demand for residential housing within the local market and worked to re-entitle the site for residential use, ultimately gaining approval for 144 townhome units.
Valley Plaza
During 2015, the Company sold its parcels at Valley Plaza, an 18-acre infill development in North Hollywood, CA for $25.9 million.
The existing site consists of 30 improved parcels with a mixture of commercial uses. The Company owned a majority of the site and an additional parcel across the street, but determined assembling the rest of the site was not economically feasible.

Sage Scottsdale
Sage Scottsdale is an infill development project in Scottsdale, AZ comprised of 72 two- and three-bedroom condominiums. The community is located next to the waterfront canal and Old Town Scottsdale and provides residents with a wide array of luxury amenities such as a resort pool, clubhouse, fitness room and wine cellar / tasting room.
Sales at Sage Scottsdale commenced in 2015 and the project sold 19 condominiums for $10.0 million of revenues during the year.
Magnolia Green
Magnolia Green is a 3,500 unit multi-generational master planned community just outside of Richmond, Virginia with distinct phases that include homes for people in different life stages, from those buying their first home to empty nesters. Built on nearly 1,900 acres, Magnolia Green is a community with home designs from the area's top builders. The community’s amenity package features an 18-hole Jack Nicklaus designed golf course and a full-service golf clubhouse, aquatic center and tennis facility which are under construction.
Magnolia Green sold 146 residential lots for $9.9 million of revenues during the year ended December 31, 2015 as compared to 114 residential lots sold for $7.9 million of revenues during the year ended December 31, 2014.
Naples Reserve
Naples Reserve is a water-themed master planned community in Naples, FL built on 688 acres. The project comprises 1,100 lakefront residences across 22 interconnected lakes, including a 125-acre navigable recreation lake and adjacent resort-style amenity center as its centerpiece. The Company has entered into a development agreement with a regional builder for the first 300 lots within the community. The community also includes a neighborhood, Parrot Cay, designated for custom homes constructed by local builders in the Naples Market.
Naples Reserve sold 68 residential lots for $7.7 million of revenues during the year ended December 31, 2015 as compared to 7 residential lots sold for $0.7 million of revenues during the year ended December 31, 2014.
Heath at Tetherow
Tetherow is a 700-acre master planned community located in Bend, OR entitled for 378 residential lots, of which the Company originally acquired 159 lots within the Heath neighborhood. Bend has access to a wide array of recreational activities such as Mount Bachelor and the Cascade Mountains for skiing and hiking, as well as the Deschutes River for kayaking and fishing. In addition, the community’s lodge was named “World’s #1 Resort” on Booking.com and its golf course is ranked among Golf Digest’s “Top 100 Greatest Public Courses.”
Heath at Tetherow sold 19 residential lots for $4.8 million of revenues during the year ended December 31, 2015 as compared to 29 residential lots sold for $6.6 million of revenues during the year ended December 31, 2014.
Asbury Park Waterfront
Asbury Park Waterfront represents numerous waterfront parcels situated among 35 acres along a mile of beachfront in Asbury Park, NJ. The Company is the master developer of the project which includes entitlement for over 2,000 residential units including condominiums, townhomes, multi-family and hotels. The Company’s first residential community in Asbury Park was VIVE, a 28-unit townhome project which sold out in 2014. In addition, the Company sold 28 fully entitled and improved townhome lots to a national homebuilder in 2015 for the development of the South Grand project. Collectively, these projects represent the first new residential developments on the Asbury Park waterfront since 2007.
During 2015, the Company announced the next three projects to be developed in the waterfront. The first of these projects is The Asbury, a 110-key boutique hotel, currently under construction and scheduled to open in the summer of 2016. The Asbury will be the first new hotel in Asbury Park in more than 50 years. The Company's newest residential community is Monroe, a 34-unit condominium project which is expected to be completed during 2016. Construction has also started on 1101 Ocean, a landmark 16-story mixed-use tower, which includes a 56-key luxury boutique hotel, 128 residential condominiums and nearly 22,000 square feet of street-front retail space.
Asbury Park Waterfront sold 28 lots for $3.4 million of revenues during the year ended December 31, 2015 as compared to 14 completed townhomes for $6.7 million of revenues during the year ended December 31, 2014.

Marina Palms
Marina Palms is a waterfront development in Miami, FL consisting of 468 residential condominium units within two towers and a 110-slip full-service marina. It is the first luxury condominium and yacht club project in Miami in two decades. Situated on 14 acres and over 750 feet of waterfront, Marina Palms offers views over the Intracoastal Waterway, and beyond to the Atlantic Ocean. The Company has partnered with local developers for the development of Marina Palms and contributed its land in return for a 47.5% interest in the venture.
At December 31, 2015, the first tower was 99% pre-sold and the second tower was 78% pre-sold. The first tower is nearing completion and the venture has begun closing units while the second tower has commenced vertical construction. For the year ended December 31, 2015, the Company recognized $23.6 million of earnings from equity method investments at the project as compared to $14.7 million of earnings from equity method investments for the year ended December 31, 2014.
Spring Mountain Ranch - Phase 1
Spring Mountain Ranch is a 785-acre master planned community located four miles from Riverside, CA. Spring Mountain Ranch offers convenient freeway access and proximity to local job centers, and has quickly become one of the top performing residential communities in the Inland Empire, nestled between the Blue Mountains to the north and Box Spring Mountain to the south. The community plan includes a total of 1,400 homes across several neighborhoods, designed with an emphasis on outdoor recreation. In late 2013, the Company contributed a portion of its land and entered into a joint venture with a national homebuilder to jointly develop residential lots in the first phase of the project, which comprise 435 homes. Homes are marketed towards first time, move up and empty nester purchasers. The Company owns a 75.6% interest in the first phase of Spring Mountain Ranch. The remaining phases of Spring Mountain Ranch are wholly owned by the Company.
The first phase of Spring Mountain Ranch sold 140 lots during the year ended December 31, 2015 as compared to 60 lots during the year ended December 31, 2014. For the year ended December 31, 2015, the Company recognized a $4.2 million loss from equity method investments at the project as compared to $0.2 million of earnings from equity method investments for the year ended December 31, 2014. The Company recorded $4.3 million of impairments in 2015 based on additional costs at the project associated with newly-imposed water regulations implemented by the State of California.
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
The Company's operating properties portfolio included the following ($ in thousands):

	Commercial		Residential
	As of December 31,		As of December 31,
	2015	2014	2015	2014
Real estate, at cost	$560,646	$724,430	$—	$—
Less: accumulated depreciation	(79,142)	(96,159)	—	—
Real estate, net	$481,504	$628,271	$—	$—
Real estate available and held for sale	—	6,989	137,274	155,793
Other investments	11,120	12,532	4	688
Total portfolio assets	$492,624	$647,792	$137,278	$156,481
Commercial Properties
Summary of Portfolio Characteristics—As of December 31, 2015, commercial properties within the operating properties portfolio included 20 facilities, encompassing 4.5 million square feet located in 9 states. Commercial properties include office, industrial and retail buildings along with hotels and marinas. The Company’s commercial properties were primarily acquired through either foreclosure or deed in lieu of foreclosure in connection with the resolution of loans.
The Company classifies commercial properties as either stabilized or transitional. In determining whether a commercial property is stabilized or transitional, the Company analyzes certain performance metrics, primarily occupancy and yield. Stabilized commercial properties generally have occupancy levels above 80% and/or generate yields resulting in a sufficient return based upon the properties’ risk profiles. Transitional commercial properties are generally those properties that do not meet these criteria. As of December 31, 2015, stabilized commercial properties had a total carrying value of $123.8 million, or 22% of the portfolio, generated an unleveraged weighted average effective yield of 8.8% on gross carrying value for the year and were 89% leased. As of December 31, 2015, transitional commercial properties had a total carrying value of $448.0 million, or 78% of the portfolio, generated an unleveraged weighted average effective yield of 2.8% on gross carrying value for the year and were 65% leased.
Portfolio Activity—During the year ended December 31, 2015, the Company sold a leasehold interest in a commercial operating property for net proceeds of $93.5 million and simultaneously entered into a ground lease with an initial term of 99 years and annual rent starting at $2.5 million with escalations. In connection with this transaction, the Company deferred a gain of $5.3 million. The Company also sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest. The Company recognized a gain on sale of $13.6 million, reflecting the Company's share of the interest sold (see Item 8 —"Financial Statements and Supplemental Data—Note 4" for further details). In addition, the Company sold three properties with an aggregate carrying value of $5.3 million which resulted in a net loss of $0.3 million. The Company also funded $32.9 million of capital expenditures on existing commercial operating properties.
As of December 31, 2015, lease expirations on commercial properties, excluding hotels, marinas and other investments, within the operating properties portfolio were as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2016	153	$5,872	11.1%	0.9%	391
2017	45	4,630	8.8%	0.7%	252
2018	60	6,415	12.2%	0.9%	429
2019	42	3,524	6.7%	0.5%	119
2020	50	5,402	10.2%	0.8%	388
2021	24	3,086	5.9%	0.4%	124
2022	23	1,974	3.7%	0.3%	62
2023	14	3,362	6.4%	0.5%	147
2024	16	2,537	4.8%	0.4%	180
2025	16	4,845	9.2%	0.7%	216
2026 and thereafter	42	11,049	21.0%	1.6%	498
Total	485	$52,696	100.0%	7.7%
Weighted average remaining lease term	6.1 years
_______________________________________________________________________________

(1)	Reflects the percentage of annualized operating lease income for leases in-place as a percentage of annualized total revenue.
Residential Properties
Summary of Portfolio Characteristics—As of December 31, 2015, residential properties within the operating properties portfolio included 9 residential projects, representing 210 units located within luxury condominium projects in major cities throughout the United States.
Portfolio Activity—During the year ended December 31, 2015, the Company sold 167 residential condominiums for net proceeds of $127.9 million, resulting in gains on sales of $40.1 million. The Company also incurred $14.2 million of net carrying costs that were reflected in "Real estate expenses" in the Company's consolidated statements of operations. The Company acquired, via deed-in-lieu, title to a residential property, which had a total fair value of $13.4 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction. During the same period, the Company funded $51.3 million of capital expenditures related to these projects.
Policies with Respect to Other Activities
The Company's investment, financing and corporate governance policies (including conflicts of interests policies) are managed under the ultimate supervision of the Company's Board of Directors. The Company can amend, revise or eliminate these policies at any time without a vote of its shareholders. The Company intends to originate and manage investments in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") for the Company to qualify as a REIT.
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
Competition
The Company operates in a competitive market. See Item 1a—Risk factors—"We compete with a variety of financing and leasing sources for our customers," for a discussion of how we may be affected by competition.
Regulation
The operations of the Company are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; (5) set collection, foreclosure, repossession and claims-handling procedures and other trade practices; (6) govern privacy of customer information; and (7) regulate anti-terror and anti-money laundering activities. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. The Company is also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans.
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
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015 (the "PATH Act").  The PATH Act changes certain of the rules affecting REIT qualification and taxation of REITs and REIT shareholders, including the following:

•
The rate of withholding tax applicable under Foreign Investment in Real Property Tax Act ("FIRPTA") to certain sales and other dispositions of U.S. real property interests ("USRPIs") by non-U.S. persons, and certain distributions from corporations whose stock may constitute a USRPI, is increased from 10% to 15% for dispositions and distributions occurring after February 16, 2016.

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends received from a publicly traded REIT as ordinary dividends is increased from not more than 5% to not more than 10%.

We expect that the changes will not materially impact our operations and will continue to monitor any potential impact as regulatory guidance is issued.
Code of Conduct
The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company's website at www.istar.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2015, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.
Employees
As of February 19, 2016, the Company had 188 employees and believes it has good relationships with its employees. The Company's employees are not represented by any collective bargaining agreements.
Other
In addition to this Annual Report on Form 10-K, the Company files quarterly and special reports, proxy statements and other information with the SEC. Through the Company's corporate website, www.istar.com, the Company makes available free of charge its annual proxy statement, annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. You may also read and copy any document filed at the public reference facilities at 100 F Street, N.E., Washington, D.C. 25049. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's electronic data gathering, analysis and retrieval system via electronic means, including on the SEC's homepage, which can be found at www.sec.gov.
Item 1a.    Risk Factors
In addition to the other information in this report, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our business, financial condition, results of operations, cash flows and market price of our common stock. The risks set forth below speak only as of the date of this report and we disclaim any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
Risks Related to Our Business
Changes in general economic conditions may adversely affect our business.
Our success is generally dependent upon economic conditions in the U.S., and in particular, the geographic areas in which our investments are located. Substantially all businesses, including ours, were negatively affected by the previous economic recession and resulting illiquidity and volatility in the credit and commercial real estate markets. The commercial real estate and credit markets remain volatile and it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or other trends on our financial results. Deterioration in economic trends could have a material adverse effect on our financial performance, liquidity and our ability to meet our debt obligations.
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
In March 2012, we entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans (our "2012 Secured Credit Facilities"). In March 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (our "2015 Revolving Credit Facility"). Our 2012 Secured Credit Facilities and 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, our 2012 Secured Credit Facilities require us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facilities. Our 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. Our 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the collateral coverage remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. In addition, for so long as we maintain our qualification as a REIT, our 2012 Secured Credit Facilities and 2015 Revolving Credit Facility permit us to distribute 100% of our REIT taxable income on an annual basis (prior to deducting certain cumulative net operating loss carryforwards in the case of our 2015 Revolving Credit Facility). We may not pay common dividends if the Company ceases to qualify as a REIT.
Our 2012 Secured Credit Facilities and 2015 Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated. A default by us on our indebtedness would have a material adverse effect on our business, liquidity and the market price of our common stock.
We have significant indebtedness and funding commitments and limitations on our liquidity and ability to raise capital may adversely affect us.
Sufficient liquidity is critical to the management of our balance sheet and our ability to meet our scheduled debt payments and our funding commitments to borrowers. We have relied on proceeds from the issuance of unsecured debt, secured borrowings, repayments from our loan assets and proceeds from asset sales to fund our operations and meet our debt maturities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. We have $926.4 million of indebtedness maturing in 2016. While we had access to various sources of capital in 2015, our ability to access capital in 2016 and beyond will be subject to a number of factors, many of which are outside of our control, such as conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations. Failure to meet funding commitments could cause us to be in default of our financing commitments to borrowers. Any of the foregoing could have a material adverse effect on our business, liquidity and the market price of our common stock.
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
We maintain loan loss reserves to offset potential future losses. Our general loan loss reserve reflects management's then-current estimation of the probability and severity of losses within our portfolio. In addition, our determination of asset-specific loan loss reserves relies on material estimates regarding the fair value of loan collateral. Estimation of ultimate loan losses, provision expenses and loss reserves is a complex and subjective process. As such, there can be no assurance that management's judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. In particular, during the previous financial crisis, the weak economy and disruption of the credit markets adversely impacted the ability and willingness of many of our borrowers to service their debt and refinance our loans to them at maturity. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance, liquidity and the market price of our common stock.
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
We sometimes obtain individual or corporate guarantees from borrowers or their affiliates. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, or where the value of the collateral proves insufficient, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance, liquidity and the market price of our common stock.
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
We have obtained title to a number of assets that previously served as collateral on defaulted loans. These assets are predominantly land and development assets and operating properties. These assets expose us to additional risks, including, without limitation:

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

•
Uncertainty associated with economic conditions, rezoning, obtaining governmental permits and approvals, concerns of community associations, reliance on third party contractors, increasing commodity costs and threatened or pending litigation may materially delay our completion of rehabilitation and development activities and materially increase their cost to us.

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
As of December 31, 2015, we owned land and residential condominiums with a net carrying value of $1.2 billion. The housing market in the United States has previously been affected by weakness in the economy, high unemployment levels and low consumer confidence. It is possible another downturn could occur again in the near future and adversely impact our portfolio, and accordingly our financial performance.
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
Our portfolio consists primarily of real estate and commercial real estate loans which are generally diversified by asset type, obligor, property type and geographic location. However, as of December 31, 2015, approximately 23% of the gross carrying value of our assets related to office properties, 23% related to land and development properties, 16% related to mixed use/mixed collateral properties and 11% related to hotel properties. All of these property types have been adversely affected by the previous economic recession. In addition, as of December 31, 2015, approximately 30% of the carrying value of our assets related to properties located in the northeastern U.S. (including 20% in New York), 18% related to properties located in the western U.S. (including 14% in California), 14% related to properties located in the mid-Atlantic U.S., 16% related to properties located in the southeastern U.S. and 10% related to properties located in the southwestern U.S. These regions include areas that were particularly hard hit by the prior downturn in the residential real estate markets. In addition, we have $19 million of international assets, which are subject to increased risks due to the economic uncertainty abroad. We may suffer additional losses on our assets due to these concentrations.
We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or tenant to make its payment could have a material adverse effect on us. As of December 31, 2015, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 21% of our 2015 revenues, of which no single customer accounts for more than 6%.
Lease expirations, lease defaults and lease terminations may adversely affect our revenue.
Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating corporate tenants. In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions in order to obtain replacement tenants. Leases representing approximately 23.7% of our in-place operating lease income are scheduled to expire during the next five years.
We compete with a variety of financing and leasing sources for our customers.
The financial services industry and commercial real estate markets are highly competitive. Our competitors include finance companies, other REITs, commercial banks and thrift institutions, investment banks and hedge funds. Our competitors seek to compete aggressively on the basis of a number of factors including transaction pricing, terms and structure. We may have difficulty competing to the extent we are unwilling to match our competitors' deal terms in order to maintain our interest margins and/or credit standards. To the extent that we match competitors' pricing, terms or structure, we may experience decreased interest margins and/or increased risk of credit losses, which could have a material adverse effect on our financial performance, liquidity and the market price of our common stock.
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
Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. While a secured lender is not likely to be subject to these forms of environmental liability, when we foreclose on real property, we become an owner and are subject to the risks of environmental liability. Additionally, our net lease assets require our tenants to undertake the obligation for environmental compliance and indemnify us from liability with respect thereto. There can be no assurance that our tenants will have sufficient resources to satisfy their obligations to us.
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2015, approximately 21% of the carrying value of our assets was located in the western and northwestern U.S., geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against.  Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, liquidity and the market price of our common stock. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.
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
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and the services we provide to customers, and damage our reputation, which could have a material adverse effect on our business.
We may change certain of our policies without stockholder approval.
Our charter does not set forth specific percentages of the types of investments we may make. We can amend, revise or eliminate our investment financing and conflict of interest policies at any time at our discretion without a vote of our shareholders. A change in these policies could have a material adverse effect on our financial performance, liquidity and the market price of our common stock.
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

If we were to fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our net taxable income and would be subject to U.S. federal income tax, including any applicable alternative minimum tax on our net taxable income at regular corporate rates, as well as applicable state and local taxes. Unless entitled to relief under certain Code provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years following the year during which our REIT qualification was lost. In that case, we may need to borrow money or sell assets to pay taxes. As a result, cash available for distribution would be reduced for each of the years involved. Furthermore, it is possible that future economic, market, legal, tax or other considerations may cause our REIT qualification to be revoked. This could have a material adverse effect on our business and the market price of our common stock.
Our 2012 Secured Credit Facilities and 2015 Revolving Credit Facility (see Item 8—"Financial Statements and Supplemental Data—Note 10") prohibit us from paying dividends on our common stock if we no longer qualify as a REIT.
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
In the event that principal, premium or interest payments with respect to a particular debt instrument that we hold are not made when due, we may nonetheless be required to continue to recognize the unpaid amounts as taxable income. In addition, we may be allocated taxable income in excess of cash flow received from some of our partnership investments. Due to these and other potential timing differences between income recognition or expense deduction and cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds or take other actions to meet our REIT distribution requirements for the taxable year in which the phantom income is recognized.
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
For so long as we qualify as a REIT, our ability to dispose of certain properties may be restricted under the REIT rules, which generally impose a 100% penalty tax on any gain recognized on "prohibited transactions," which refers to the disposition of property that is deemed to be inventory or held primarily for sale to customers in the ordinary course of our business, subject to certain exceptions. Whether property is inventory or otherwise held primarily for sale depends on the particular facts and circumstances. The Internal Revenue Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with the safe harbor. The 100% tax does not apply to gains from the sale of foreclosure property or to property that is held through a taxable REIT subsidiary ("TRS") or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.
Certain of our activities, including our use of taxable REIT subsidiaries, are subject to taxes that could reduce our cash flows.
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local and non-U.S. taxes on our income and property, including taxes on any undistributed income, taxes on income from certain activities conducted as a result of foreclosures, and property and transfer taxes. We would be required to pay taxes on net taxable income that we fail to distribute to our shareholders. In addition, we may be required to limit certain activities that generate non-qualifying REIT income, such as land development and sales of condominiums, and/or we may be required to conduct such activities through TRS. We hold a significant amount of assets in our TRS, including assets that we have acquired through foreclosure, assets that may be treated as dealer property and other assets that could adversely affect our ability to qualify as a REIT if held at the REIT level. As a result, we will be required to pay income taxes on the taxable income generated by these assets. There are also limitations on the ability of TRS to make interest payments to affiliated REITs. Furthermore, we will be subject to a 100% penalty tax to the extent our economic arrangements with our TRS are not comparable to similar arrangements among unrelated parties. We will also be subject to a 100% tax to the extent we derive income from the sale of assets to customers in the ordinary course of business other than through our TRS. To the extent we or our TRS are required to pay U.S. federal, state, local or non-U.S. taxes, we will have less cash available for distribution to our shareholders.
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
A failure to comply with the limits on our ownership of and relationship with our TRS would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
No more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT's total assets may consist of stock or securities of one or more TRS. This requirement limits the extent to which we can conduct activities through TRS or expand the activities that we conduct through TRS. The values of some of our assets, including assets that we hold through TRS may not be subject to precise determination, and values are subject to change in the future. In addition, we hold certain mortgage and mezzanine loans within one or more of our TRS that are secured by real property. We treat these loans as qualifying assets for purposes of the REIT asset tests to the extent that such mortgage loans are secured by real property and such mezzanine loans are secured by an interest in a limited liability company that holds real property, and pursuant to a private letter ruling we received from the IRS we do not treat such loans as subject to the limitation that securities from TRS must constitute no more than 25% (20% for taxable years beginning after December 31, 2017) of our total assets. We are entitled to rely upon this private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. To the extent that any loan was recharacterized as equity, it would increase the amount of non-real estate securities that we have in our TRS and could adversely affect our ability to meet the limitation described above. If we were not able to exclude such loans to our TRS from the limitation described above, our ability to meet the REIT asset tests and other REIT requirements could be adversely affected. Accordingly, there can be no assurance that we have met or will be able to continue to comply with the TRS limitation.
In addition, we may from time to time need to make distributions from a TRS in order to keep the value of our TRS below the TRS limitation. However, TRS dividends will generally not constitute qualifying income for purposes of the 75% REIT gross income test. While we will monitor our compliance with both this income test and the limitation on the percentage of our total assets represented by TRS securities, and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. For example, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRS, but we may be unable to do so without violating the 75% REIT gross income test.
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
The Obama Administration, Congress and regulators have increased their focus on the regulation of the financial industry. New or modified regulations and related regulatory guidance, including under the Dodd-Frank Wall Street Reform Act (the "Dodd-Frank Act") may have unforeseen or unintended adverse effects on the financial industry. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may also be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement.
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
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number and web address are (212) 930-9400 and www.istar.com, respectively. The lease for the Company's principal executive and administrative offices expires in February 2021. The Company's principal regional offices are located in Atlanta, Georgia; Dallas, Texas; Hartford, Connecticut; San Francisco, California and two offices in the Los Angeles, California metropolitan area.
See Item 1—"Net Lease," and "Operating Properties" for a discussion of properties held by the Company for investment purposes and Item 8—"Financial Statements and Supplemental Data—Schedule III," for a detailed listing of such facilities.

Item 3.    Legal Proceedings
The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to its real estate and real estate related business activities, including loan foreclosure and foreclosure-related proceedings. In addition to such matters, the Company is a party to the following legal proceedings:
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Circuit Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs filed a notice of appeal of the dismissal of their claims against the Company and all other defendants. Oral argument took place before the Court of Special Appeals of Maryland on December 9, 2015. On January 28, 2016, the Court of Special Appeals affirmed the order of the Circuit Court, holding that the Circuit Court properly dismissed plaintiffs' claims against all defendants, including the Company.
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of Lennar v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. A third party is entitled to a participation interest in all proceeds. Lennar has appealed the Court's judgment. The Court has granted Lennar's motion to stay the judgment pending appeal, subject to Lennar posting a required appeal bond, which has been posted. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. A court-ordered mediation took place on August 13, 2015, but it was unsuccessful. In the pending appeal before the United States Court of Appeals for the Fourth Circuit, the parties have filed their respective briefs. Oral argument has not yet been scheduled. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of any appeal.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant's Equity and Related Share Matters
The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "STAR." The high and low sales prices per share of common stock are set forth below for the periods indicated.

	2015		2014
Quarter Ended	High	Low	High	Low
December 31	$13.34	$11.55	$14.60	$12.30
September 30	$13.85	$11.54	$15.27	$13.26
June 30	$14.77	$12.89	$15.19	$13.94
March 31	$14.17	$12.40	$15.91	$13.79
On February 19, 2016, the closing sale price of the common stock as reported by the NYSE was $8.55. The Company had 1,960 holders of record of common stock as of February 19, 2016.

Dividends
The Company's Board of Directors has not established any minimum distribution level. In order to maintain its qualification as a REIT, the Company intends to pay dividends to its shareholders that, on an annual basis, will represent at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with accounting principles generally accepted in the United States ("GAAP")), determined without regard to the deduction for dividends paid and excluding any net capital gains. The Company has recorded net operating losses ("NOLs") and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification.
Holders of common stock, certain unvested restricted stock awards and common share equivalents will be entitled to receive distributions if, as and when the Company's Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, the Company's 2012 Tranche A-2 Facility and 2015 Revolving Credit Facility (see Item 8—"Financial Statements and Supplemental Data—Note 10") permit the Company to distribute 100% of its REIT taxable income on an annual basis for so long as the Company maintains its qualification as a REIT. The 2012 Tranche A-2 Facility and 2015 Revolving Credit Facility generally restrict the Company from paying any common dividends if it ceases to qualify as a REIT. In any liquidation, dissolution or winding up of the Company, each outstanding share of common stock will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.
The Company did not declare or pay dividends on its common stock for the years ended December 31, 2015 and 2014. The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million, $9.4 million, and $9.0 million on its Series D, E, F, G, I, and J preferred stock, respectively, during each of the years ended December 31, 2015 and 2014. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.
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
No assurance can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's taxable income after giving effect to its NOL carryforwards, financial condition, capital requirements, debt covenants, any change in the Company's intention to maintain its REIT qualification and such other factors as the Company's Board of Directors deems relevant. The Company may elect to satisfy some of its REIT distribution requirements, if any, through qualifying stock dividends.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2015.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
October 1 to October 31, 2015	374,510	$12.64	374,510	$43,969,952
November 1 to November 30, 2015	2,907,196	$12.28	2,907,196	$8,276,089
December 1 to December 31, 2015	792,355	$12.14	792,355	$48,660,747
_______________________________________________________________________________

(1)
The Company has a publicly announced plan that authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. There is no fixed expiration date to this stock repurchase program. The Company's Board of Directors increased the limit to $50.0 million on September 21, 2015 and authorized a new $50.0 million limit on December 21, 2015 after the prior availability was substantially utilized. Subsequent to December 31, 2015, the Company repurchased 5.2 million shares of its outstanding common stock for $52.0 million, at an average cost of $10.10 per share. In February 2016, the Company's Board of Directors authorized a new $50.0 million repurchase program.

In August 2015, the Company repurchased and retired all of its outstanding 14,888 HPUs, representing 2.8 million common stock equivalents. Refer to Note 13 for details on the Company's repurchase of its outstanding HPUs.

Disclosure of Equity Compensation Plan Information

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)(2)	722,204	N/A	3,726,722
_______________________________________________________________________________

(1)
Restricted Stock—The amount shown in column (a) includes 327,496 unvested restricted stock units which may vest in the future based on the employees' continued service to the Company and 97,953 unvested performance-based restricted stock units representing the right to receive an equivalent number of shares of the Company's common stock if and when the Units vest. The performance is based on the Company's total shareholder return, measured over a performance period ending on the awards cliff vest date. Vesting will range from 0% to 200% of the target, if the employee remains employed by the Company on the vesting date. None of these unvested units are included in the Company's outstanding share balance (see Item 8—"Financial Statements and Supplemental Data—Note 14" for a more detailed description of the Company's restricted stock grants). Substantially all of the restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amount shown in column (a) also includes 296,755 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to the Company as directors. Common stock equivalents represent rights to receive shares of common stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock units or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock units and other performance awards (see Item 8—"Financial Statements and Supplemental Data—Note 14" for a more detailed description of the Company's Long-Term Incentive Plans).

(2)
The amount shown in column (a) does not include a currently indeterminable number of shares that may be issued upon the satisfaction of performance and vesting conditions of awards made under the Company's 2013 Performance Incentive Plan ("iPIP") approved by shareholders. In no event may the number of shares issued exceed the amount available in column (c) unless shareholders authorize additional shares (see Item 8—"Financial Statements and Supplemental Data—Note 14" for a more detailed description of iPIP.)

Item 6.    Selected Financial Data
The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data and ratios)
OPERATING DATA:
Operating lease income	$229,720	$243,100	$234,567	$216,291	$195,872
Interest income	134,687	122,704	108,015	133,410	226,871
Other income	49,931	81,033	48,208	47,838	39,722
Land development revenue	100,216	15,191	—	—	—
Total revenue	514,554	462,028	390,790	397,539	462,465
Interest expense	224,639	224,483	266,225	355,097	342,186
Real estate expense	146,750	163,389	157,441	151,458	138,714
Land development cost of sales	67,382	12,840	—	—	—
Depreciation and amortization	65,247	73,571	71,266	68,770	58,091
General and administrative	81,277	88,287	92,114	80,856	105,039
Provision for (recovery of) loan losses	36,567	(1,714)	5,489	81,740	46,412
Impairment of assets	10,524	34,634	12,589	13,778	13,239
Other expense	6,374	6,340	8,050	17,266	11,070
Total costs and expenses	638,760	601,830	613,174	768,965	714,751
Income (loss) before earnings from equity method investments and other items	(124,206)	(139,802)	(222,384)	(371,426)	(252,286)
Gain (loss) on early extinguishment of debt, net	(281)	(25,369)	(33,190)	(37,816)	101,466
Earnings from equity method investments	32,153	94,905	41,520	103,009	95,091
Loss on transfer of interest to unconsolidated subsidiary	—	—	(7,373)	—	—
Income (loss) from continuing operations before income taxes	(92,334)	(70,266)	(221,427)	(306,233)	(55,729)
Income tax (expense) benefit	(7,639)	(3,912)	659	(8,445)	4,719
Income (loss) from continuing operations	(99,973)	(74,178)	(220,768)	(314,678)	(51,010)
Income (loss) from discontinued operations	—	—	644	(17,481)	(5,514)
Gain from discontinued operations	—	—	22,233	27,257	25,110
Income from sales of real estate	93,816	89,943	86,658	63,472	5,721
Net income (loss)	(6,157)	15,765	(111,233)	(241,430)	(25,693)
Net (income) loss attributable to noncontrolling interests	3,722	704	(718)	1,500	3,629
Net income (loss) attributable to iStar Inc.	(2,435)	16,469	(111,951)	(239,930)	(22,064)
Preferred dividends	(51,320)	(51,320)	(49,020)	(42,320)	(42,320)
Net (income) loss allocable to HPU holders and Participating Security holders(1)	1,080	1,129	5,202	9,253	1,997
Net income (loss) allocable to common shareholders	$(52,675)	$(33,722)	$(155,769)	$(272,997)	$(62,387)
Per common share data(2):
Income (loss) attributable to iStar Inc. from continuing operations:
Basic and diluted	$(0.62)	$(0.40)	$(2.09)	$(3.37)	$(0.91)
Net income (loss) attributable to iStar Inc.:
Basic and diluted	$(0.62)	$(0.40)	$(1.83)	$(3.26)	$(0.70)
Dividends declared per common share	$—	$—	$—	$—	$—

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data and ratios)
SUPPLEMENTAL DATA:
Adjusted income allocable to common shareholders(3)	$83,977	$109,377	$(21,677)	$(53,847)	$(3,316)
Ratio of earnings to fixed charges(4)	—	—	—	—	—
Ratio of earnings to fixed charges and preferred dividends(4)	—	—	—	—	—
Weighted average common shares outstanding—basic and diluted	84,987	85,031	84,990	83,742	88,688
Cash flows (used in) from:
Operating activities	$(59,947)	$(10,342)	$(180,465)	$(191,932)	$(28,577)
Investing activities	184,028	159,793	893,447	1,267,047	1,461,257
Financing activities	114,481	(190,958)	(455,758)	(1,175,597)	(1,580,719)

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
BALANCE SHEET DATA:
Total real estate(5)	$1,731,257	$1,983,734	$2,224,664	$2,409,864	$2,597,735
Land and development(5)	1,001,963	978,962	932,034	965,100	973,205
Loans receivable and other lending investments, net	1,601,985	1,377,843	1,370,109	1,829,985	2,860,762
Total assets	5,622,892	5,463,133	5,642,011	6,159,999	7,523,083
Debt obligations, net	4,143,683	4,022,684	4,158,125	4,691,494	5,837,540
Total equity	1,101,330	1,248,348	1,301,465	1,313,154	1,573,604
_______________________________________________________________________________

(1)
All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (see Item 8—"Financial Statements and Supplemental Data—Note 13). Participating Security holders are non-employee directors who hold unvested common stock equivalents and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (see Item 8—"Financial Statements and Supplemental Data—Note 14 and 15).

(2)	See Item 8—"Financial Statements and Supplemental Data—Note 15."

(3)
Adjusted Income should be examined in conjunction with net income (loss) as shown in our consolidated statements of operations. Adjusted Income should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is Adjusted Income indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Income is an additional measure for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted Income may differ from the calculations of similarly-titled measures by other companies. See computation of Adjusted Income on page 38.

(4)
This ratio of earnings to fixed charges is calculated in accordance with SEC Regulation S-K Item 503. For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, earnings were not sufficient to cover fixed charges by $99,825, $89,948, $240,912, $305,450 and $65,842, respectively, and earnings were not sufficient to cover fixed charges and preferred dividends by $151,145, $141,268, $289,932, $347,770 and $108,162, respectively. The Company's unsecured debt securities have a fixed charge coverage covenant which is calculated differently in accordance with the terms of the agreements governing such securities.

(5)	Certain prior year amounts have been reclassified to conform to the current period presentation.

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
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2015. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2015 included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. Certain prior year amounts have been reclassified in the Company's consolidated financial statements and the related notes to conform to the current period presentation.
Introduction
iStar Inc., doing business as "iStar," finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. We have invested more than $35 billion over the past two decades and are structured as a REIT with a diversified portfolio focused on larger assets located in major metropolitan markets. Our primary business segments are real estate finance, net lease, operating properties and land and development.
Our real estate finance portfolio is comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. Our portfolio also includes preferred equity investments and senior and subordinated loans to business entities, particularly entities engaged in real estate or real estate related businesses, and may be either secured or unsecured. Our loan portfolio includes whole loans and loan participations.
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
Our operating properties portfolio is comprised of commercial and residential properties which represent a diverse pool of assets across a broad range of geographies and property types. We generally seek to reposition or redevelop these assets with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. The commercial properties within this portfolio include office, retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where our strategy is to sell individual units through retail distribution channels.
Our land and development portfolio is primarily comprised of land entitled for master planned communities as well as waterfront and urban infill land parcels located throughout the U.S. Master planned communities represent large-scale residential projects that we will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. We may develop these properties ourself or sell to or partner with commercial real estate developers.

Executive Overview

We have continued to originate investments within our core business segments of real estate finance and net lease, which we anticipate should drive future revenue growth. In addition, we have made significant investments within our operating property and land and development portfolios in order to better position assets for sale. Through strategic ventures, we have partnered with other providers of capital within our net lease segment and with developers with residential building expertise within our land and development segment. These partnerships have had a positive impact on our business, particularly in our land and development segment, which experienced an increase in revenue in 2015.
Access to the capital markets has allowed us to extend our debt maturity profile, lower our cost of capital and become primarily an unsecured borrower. In 2015, we entered into the 2015 Revolving Credit Facility with a maximum capacity of $250.0 million. In 2014, we fully repaid our largest secured credit facility using proceeds from unsecured notes issuances. This repayment unencumbered $2.0 billion of collateral and provides us with additional liquidity as we now retain 100% of the proceeds from sales and repayments of these previously encumbered assets, rather than directing them to repay the facility. As of December 31, 2015, we had $711.1 million of cash, which we expect to use primarily to fund future investment activities, pay down debt, and for general corporate purposes.
During the year ended December 31, 2015, three of our four business segments, including real estate finance, net lease and operating properties, contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land and development assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. For the year ended December 31, 2015, we recorded a net loss allocable to common shareholders of $52.7 million, compared to a net loss of $33.7 million during the prior year. Adjusted income allocable to common shareholders for the year ended December 31, 2015 was $84.0 million, compared to $109.4 million during the prior year. During the year ended December 31, 2015, we recognized $62.8 million less in equity method earnings than we did in the prior year, primarily associated with the sales of certain investments in 2014. This decrease was partially offset by an increase in total gross margin from our land and development portfolio, which improved to $49.5 million in 2015 from $17.3 million in 2014.

Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

	For the Years Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Operating lease income	$229,720	$243,100	$(13,380)	(6)%
Interest income	134,687	122,704	11,983	10%
Other income	49,931	81,033	(31,102)	(38)%
Land development revenue	100,216	15,191	85,025	>100%
Total revenue	514,554	462,028	52,526	11%
Interest expense	224,639	224,483	156	—%
Real estate expenses	146,750	163,389	(16,639)	(10)%
Land development cost of sales	67,382	12,840	54,542	>100%
Depreciation and amortization	65,247	73,571	(8,324)	(11)%
General and administrative	81,277	88,287	(7,010)	(8)%
Provision for (recovery of) loan losses	36,567	(1,714)	38,281	<(100%)
Impairment of assets	10,524	34,634	(24,110)	(70)%
Other expense	6,374	6,340	34	1%
Total costs and expenses	638,760	601,830	36,930	6%
Loss on early extinguishment of debt, net	(281)	(25,369)	25,088	(99)%
Earnings from equity method investments	32,153	94,905	(62,752)	(66)%
Income tax expense	(7,639)	(3,912)	(3,727)	95%
Income from sales of real estate	93,816	89,943	3,873	4%
Net income (loss)	$(6,157)	$15,765	$(21,922)	<(100%)

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $229.7 million in 2015 from $243.1 million in 2014.

Operating lease income from net lease assets decreased slightly to $151.5 million in 2015 from $151.9 million in 2014. The net lease portfolio generated an unleveraged yield of 7.8% for 2015 as compared to 7.9% for 2014 as rental rates for new leases were lower than rental rates for leases that terminated since December 31, 2014. The decrease in operating lease income was driven primarily by a decrease related to asset sales offset by an increase in operating lease income from same store net lease assets. Operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2014 and were in service through December 31, 2015, increased to $140.3 million in 2015 from $137.3 million in 2014 due primarily to an increase in rent per occupied square foot, which was $9.84 for 2015 and $9.56 for 2014, and an increase in the occupancy rate, which was 95.7% as of December 31, 2015 and 95.0% as of December 31, 2014.

Operating lease income from commercial operating properties decreased to $77.0 million in 2015 from $87.7 million in 2014. This decrease was primarily due to the sale of a leasehold interest in an operating property and other asset sales, partially offset by additional income in 2015 for three commercial operating properties acquired in 2014 and an increase in leasing activity at other properties. Operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels, we owned on or prior to January 1, 2014 and were in service through December 31, 2015, increased to $60.7 million in 2015 from $56.8 million in 2014 due primarily to an increase in occupancy rates, which increased to 74.7% as of December 31, 2015 from 68.2% as of December 31, 2014. The increase was partially offset by a decline in rent per occupied square foot for same store commercial operating properties, which was $21.64 for 2015 and $23.01 for 2014. Ancillary operating lease income for residential operating properties and land and development assets decreased to $1.2 million in 2015 from $3.5 million in 2014.

Interest income increased to $134.7 million in 2015 as compared to $122.7 million in 2014 due primarily to an increase in the size of the loan portfolio, partially offset by $6.3 million of income recognized in 2014 from the acquisition and repayment of a loan. New investment originations and additional fundings on existing loans raised our average balance of performing loans to $1.52 billion for 2015 from $1.27 billion for 2014. The weighted average yield of our performing loans decreased to 8.8% for

2015 from 9.1% for 2014, excluding $6.3 million of income recognized from the acquisition and repayment of a loan, due primarily to lower interest rates on loan originations in 2015 and payoffs of loans with higher interest rates.
Other income decreased to $49.9 million in 2015 as compared to $81.0 million in 2014. The decrease in 2015 was due to gains on sales of non-performing loans of $19.1 million, income related to a lease modification fee of $5.3 million and income related to an early termination fee of $3.4 million all recognized in 2014. The decrease was partially offset by a $5.5 million financing commitment termination fee recognized in 2015.
Land development revenue and cost of sales—In 2015, we sold residential lots, units and parcels for proceeds of $100.2 million which had associated cost of sales of $67.4 million. In 2014, we sold residential lots and units for proceeds of $15.2 million which had associated cost of sales of $12.8 million. The increase in 2015 as compared to 2014 was primarily due to the progression of our land and development projects in 2015, including the sale of two land parcels for land development revenue of $62.8 million resulting in a gross margin of $24.2 million.
Costs and expenses—Interest expense remained constant at $224.6 million in 2015 as compared to $224.5 million in 2014. This was due to a higher average outstanding debt balance offset by a lower weighted average cost of debt. The average outstanding balance of our debt increased to $4.18 billion for 2015 from $4.08 billion for 2014. Our weighted average cost of debt decreased to 5.4% for 2015 from 5.5% for 2014.
Real estate expenses decreased to $146.8 million in 2015 as compared to $163.4 million in 2014. The decrease was primarily related to expenses associated with residential units, which decreased to $14.2 million in 2015 from $25.6 million in 2014 due to unit sales. The decrease was also related to a decline in expenses for commercial operating properties to $81.7 million in 2015 from $87.9 million in 2014 which was primarily due to the sale of operating properties in 2015 and late 2014. Expenses for same store commercial operating properties, excluding hotels, increased slightly to $39.7 million from $39.2 million in 2015. Expenses for net lease assets decreased to $21.9 million in 2015 from $23.0 million in 2014. This decrease was primarily due to asset sales during 2014. Expenses for same store net lease assets increased to $20.2 million in 2015 from $19.9 million for 2014. Carry costs and other expenses on our land and development assets increased to $29.0 million in 2015 as compared to $26.9 million in 2014, primarily related to an increase in costs incurred on certain land and development projects and an increase in marketing costs.
Depreciation and amortization decreased to $65.2 million during the year ended December 31, 2015 from $73.6 million for the same period in 2014. The decrease was primarily due to the sale of a leasehold interest in an operating property and other asset sales in 2015 and accelerated depreciation related to terminated leases during 2014.
General and administrative expenses decreased to $81.3 million in 2015 as compared to $88.3 million in 2015, primarily due to a decrease in compensation related costs pertaining to annual performance based bonuses.
The net provision for loan losses was $36.6 million in 2015 as compared to a net recovery of loan losses of $1.7 million in 2014. Included in the net provision for 2015 were provisions for specific reserves of $34.1 million due primarily to one new non-performing loan and an increase in the general reserve of $2.5 million due primarily to new investment originations. Included in the net recovery for 2014 were recoveries of previously recorded loan loss reserves of $10.1 million, provisions for specific reserves of $4.1 million and an increase of $4.3 million in the general reserve due primarily to new investment originations.
In 2015, we recorded impairments on real estate assets totaling $10.5 million resulting from a change in business strategy on one land and development asset and two commercial operating properties and unfavorable local market conditions for one residential property. In 2014, we recorded impairments on real estate assets totaling $34.6 million resulting from changes in business strategies for one residential property and one land and development asset, continued unfavorable local market conditions at two real estate properties and the sale of net lease assets.

Loss on early extinguishment of debt, net—In 2015 and 2014, we incurred losses on early extinguishment of debt of $0.3 million and $25.4 million, respectively. In 2015, net losses on the early extinguishment of debt related to accelerated amortization of discounts and fees in connection with amortization payments of our 2012 Secured Credit Facilities. In 2014, together with cash on hand, net proceeds from the 2014 issuances of our 4.00% senior unsecured notes due November 2017 and our 5.00% senior unsecured notes due July 2019 were used to fully repay and terminate our secured credit facility entered into in February 2013. As a result, in 2014, we expensed $22.8 million relating to accelerated amortization of discount and fees associated with the payoff of that secured credit facility. We also recorded $2.6 million of losses in 2014 related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our secured credit facilities.

Earnings from equity method investments—Earnings from equity method investments decreased to $32.2 million in 2015 as compared to $94.9 million in 2014. In 2015, we recognized $23.6 million related to sales activity on a land development venture, $5.2 million related to leasing operations at our Net Lease Venture and an aggregate $3.4 million in earnings from our remaining equity method investments. In 2014, we recognized $56.8 million of income resulting from asset sales by two of our equity method investees and a legal settlement received by one of the investees. We also recognized $14.7 million of earnings related to sales activity on a land and development venture, $9.0 million of income related to carried interest from a previously held strategic investment and an aggregate $14.4 million related to earnings from our remaining equity method investments.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our TRS. Income tax expense increased to $7.6 million in 2015 as compared to $3.9 million in 2014. The increase in current income tax expense relates primarily to taxable income generated by the sales of TRS properties.

Income from sales of real estate—Income from sales of real estate increased to $93.8 million in 2015 from $89.9 million in 2014. In 2015, we sold 12 net lease assets resulting in gains of $40.1 million. We also sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which we own a 50% equity interest and recognized a gain on sale of $13.6 million, reflecting our share of the interest sold. In 2015 and 2014, we sold residential condominiums that resulted in income of $40.1 million and $79.1 million, respectively. In 2014, we sold net lease assets with a carrying value of $8.0 million resulting in a gain of $6.2 million and a commercial operating property with a carrying value of $29.4 million resulting in a gain of $4.6 million.

Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

	For the Years Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
Operating lease income	$243,100	$234,567	$8,533	4%
Interest income	122,704	108,015	14,689	14%
Other income	81,033	48,208	32,825	68%
Land development revenue	15,191	—	15,191	100%
Total revenue	462,028	390,790	71,238	18%
Interest expense	224,483	266,225	(41,742)	(16)%
Real estate expenses	163,389	157,441	5,948	4%
Land development cost of sales	12,840	—	12,840	100%
Depreciation and amortization	73,571	71,266	2,305	3%
General and administrative	88,287	92,114	(3,827)	(4)%
Provision for (recovery of) loan losses	(1,714)	5,489	(7,203)	<(100%)
Impairment of assets	34,634	12,589	22,045	>100%
Other expense	6,340	8,050	(1,710)	(21)%
Total costs and expenses	601,830	613,174	(11,344)	(2)%
Loss on early extinguishment of debt, net	(25,369)	(33,190)	7,821	(24)%
Earnings from equity method investments	94,905	41,520	53,385	>100%
Loss on transfer of interest to unconsolidated subsidiary	—	(7,373)	7,373	100%
Income tax (expense) benefit	(3,912)	659	(4,571)	<(100%)
Income (loss) from discontinued operations	—	644	(644)	(100)%
Gain from discontinued operations	—	22,233	(22,233)	(100)%
Income from sales of real estate	89,943	86,658	3,285	4%
Net income (loss)	$15,765	$(111,233)	$126,998	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased to $243.1 million in 2014 from $234.6 million in 2013.
Operating lease income from net lease assets increased to $151.9 million in 2014 from $147.3 million in 2013. The net lease portfolio generated an unleveraged yield of 7.9% for 2014 as compared to 7.2% for 2013 as rental rates for new leases were greater than rental rates for leases that terminated since December 31, 2013. Operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2013 and were in service through December 31, 2014, increased to $148.3 million in 2014 from $146.2 million in 2013 due primarily to an increase in rent per occupied square foot for same store net lease assets, which was $9.86 for 2014 as compared to $9.62 for 2013. The increase in operating lease income was also due to higher occupancy rates for same store net lease assets, which was 95.2% as of December 31, 2014 as compared to 93.0% as of December 31, 2013. We had two net lease assets which were sold to our Net Lease Venture in 2014 that, prior to their sale, contributed an additional $2.0 million of operating lease income in 2014 as compared to 2013.
Operating lease income from commercial operating properties increased to $87.7 million in 2014 from $86.4 million in 2013 as rental rates for new leases were greater than leases that terminated since December 31, 2013. Operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels, we owned on or prior to January 1, 2013 and were in service through December 31, 2014, decreased to $81.6 million in 2014 from $84.9 million in 2013 due primarily to a decline in rent per occupied square foot for same store commercial operating properties, which was $24.52 for 2014 and $26.06 for 2013. The decline was partially offset by an increase in occupancy rates for same store commercial operating properties, which increased to 65.0% as of December 31, 2014 from 62.8% as of December 31, 2013. In addition, we acquired title to additional commercial operating properties in 2014, which contributed $4.5 million to operating lease income in 2014. Ancillary operating lease income for residential operating properties increased $2.6 million in 2014 as compared to 2013.

Interest income increased to $122.7 million in 2014 as compared to $108.0 million in 2013 due primarily to increases in the volume and interest rates of performing loans. New investment originations and additional fundings of existing loans raised our average balance of performing loans to $1.27 billion for 2014 from $1.23 billion for 2013. The weighted average yield of our performing loans increased to 9.1%, excluding $6.3 million of income recognized from the acquisition and repayment of a loan, for 2014 from 7.6% for 2013 due primarily to higher interest rates for new loan originations in 2014 and payoffs of loans with lower interest rates.
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
Land development revenue and cost of sales—In 2014, we sold residential lots and units from three of our master planned community properties for proceeds of $15.2 million which had associated cost of sales of $12.8 million.
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
Real estate expenses increased to $163.4 million in 2014 as compared to $157.4 million in 2013. Expenses for commercial operating properties increased to $87.9 million in 2014 from $81.1 million in 2013. In 2014, expenses for same store commercial operating properties, excluding hotels, increased to $53.3 million from $51.7 million in 2013 due primarily to higher operating expenses at two properties. We acquired title to additional commercial operating properties in 2014, which contributed $9.2 million to real estate expenses in 2014. Additionally, expenses for hotel properties decreased to $22.7 million in 2014 from $28.5 million in 2013 due primarily to the conversion of hotel rooms to residential units being sold at a hotel property. Costs associated with residential units increased to $25.6 million in 2014 from $19.8 million in 2013 due to sales assessments at one of our residential properties and carrying costs for additional residential units where construction was completed, offset by a reduction of expenses due to the sale of residential units since December 31, 2013. Carry costs and other expenses on our land and development assets decreased to $26.9 million in 2014 as compared to $33.8 million in 2013, primarily related to a decrease in costs incurred on certain land and development assets prior to development.
General and administrative expenses decreased to $88.3 million in 2014 as compared to $92.1 million in 2013, primarily due to a reduction in stock-based compensation expense, based on certain previously issued awards becoming fully amortized in 2013.
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
In 2014, we recorded impairments on real estate assets totaling $34.6 million resulting from changes in business strategies for one residential property and one land and development asset, continued unfavorable local market conditions at two real estate properties and the sale of several net lease assets. In 2013, we recorded $14.4 million of impairments on real estate assets, including $1.8 million recorded in discontinued operations, due primarily to a changes in local market conditions and a change in business strategy for one residential property.
Loss on early extinguishment of debt, net—In 2014 and 2013, we incurred losses on early extinguishment of debt of $25.4 million and $33.2 million, respectively. In 2014, together with cash on hand, net proceeds from the 2014 issuances of our 4.00% senior unsecured notes due November 2017 and our 5.00% senior unsecured notes due July 2019 were used to fully repay and terminate our secured credit facility entered into in February 2013. As a result, in 2014, we expensed $22.8 million relating to accelerated amortization of discount and fees associated with the payoff of that secured credit facility. We also recorded $2.6 million of losses related to the accelerated amortization of discounts and fees in connection with amortization payments that we made on our secured credit facilities.

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
Earnings from equity method investments—Earnings from equity method investments increased to $94.9 million in 2014 as compared to $41.5 million in 2013. In 2014, we recognized $56.8 million of income resulting from asset sales by two of our equity method investees and a legal settlement received by one of the investees. We also recognized $14.7 million of earnings related to sales activity on a land development venture and $9.0 million of income related to carried interest from a previously held strategic investment. The increase was offset by $12.0 million of income primarily related to asset sales by one of our strategic investments in 2013 and the sale of our interest in LNR Property Corp. in April 2013. We had no equity in earnings from LNR during 2014 as compared to 2013 in which we recorded net equity in earnings of $14.5 million.
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

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our TRS. Income taxes increased to a net tax expense of $3.9 million in 2014 as compared to a tax benefit of $0.7 million in 2013. The period to period difference was due primarily to taxable income generated by sales of TRS properties.

Discontinued operations—In 2014, we adopted ASU 2014-08 (refer to Note 4), which raised the threshold for discontinued operations reporting to disposals of components that are considered strategic shifts in a company's business. There were no disposals that met this threshold during 2014. Income (loss) from discontinued operations in 2013 includes operating results from net lease assets and commercial operating properties held for sale or sold as of December 31, 2013. During 2013, we sold commercial operating properties with a total carrying value of $72.6 million, which resulted in a net gain of $18.6 million and net lease assets with a total carrying value of $18.7 million which resulted in a net gain of $2.2 million.

Income from sales of real estate—In 2014 and 2013, we sold residential condominiums that resulted in income of $79.1 million and $82.6 million, respectively. In 2014, we also sold net lease assets with a carrying value of $8.0 million resulting in a gain of $6.2 million and a commercial operating property with a carrying value of $29.4 million resulting in a gain of $4.6 million. In 2013, we sold land for proceeds of $36.7 million that resulted in income of $4.0 million.

Adjusted Income

In addition to net income (loss) prepared in conformity with GAAP, we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income represents net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, loss on transfer of interest to unconsolidated subsidiary, stock-based compensation expense, and the non-cash portion of gain (loss) on early extinguishment of debt ("Adjusted Income").

We believe Adjusted Income is a useful measure to consider, in addition to net income (loss), as it may help investors evaluate our operating performance prior to certain non-cash items. Adjusted Income should be examined in conjunction with net income (loss) as shown in our consolidated statements of operations. Adjusted Income should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is Adjusted Income indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Income is an additional measure for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted Income may differ from the calculations of similarly-titled measures by other companies.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$(52,675)	$(33,722)	$(155,769)	$(272,997)	$(62,387)
Add: Depreciation and amortization(1)	72,132	76,287	72,439	70,786	63,928
Add/Less: Provision for (recovery of) loan losses	36,567	(1,714)	5,489	81,740	46,412
Add: Impairment of assets(2)	18,509	34,634	14,353	36,354	22,386
Add: Loss on transfer of interest to unconsolidated subsidiary	—	—	7,373	—	—
Add: Stock-based compensation expense	12,013	13,314	19,261	15,293	29,702
Add: Loss (gain) on early extinguishment of debt, net(3)	281	25,369	19,655	22,405	(101,466)
Less: HPU/Participating Security allocation	(2,850)	(4,791)	(4,478)	(7,428)	(1,891)
Adjusted income (loss) allocable to common shareholders	$83,977	$109,377	$(21,677)	$(53,847)	$(3,316)
_______________________________________________________________________________

(1)
For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization includes $264, $2,016 and $5,837, respectively, of depreciation and amortization reclassified to discontinued operations. Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
For the year ended December 31, 2015, impairment of assets includes impairments on cost and equity method investments recorded in "Other income" and "Earnings from equity method investments", respectively, in our consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, impairment of assets includes $1,764, $22,576 and $9,147, respectively, of impairment of assets reclassified to discontinued operations.

(3)	For the years ended December 31, 2013 and 2012, loss on early extinguishment of debt excludes the portion of losses paid in cash of $13,535 and $15,411, respectively.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of December 31,
	2015	2014
Non-performing loans
Carrying value(1)	$60,327	$65,047
As a percentage of total carrying value of loans	3.9%	5.5%
Reserve for loan losses
Asset-specific reserves for loan losses	$72,165	$64,990
As a percentage of gross carrying value of impaired loans	54.5%	46.5%
Total reserve for loan losses	$108,165	$98,490
As a percentage of total loans before loan loss reserves	6.6%	7.6%
_______________________________________________________________________________

(1)	As of December 31, 2015 and 2014, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $72.2 million and $64.2 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2015, we had non-performing loans with an aggregate carrying value of $60.3 million compared to non-performing loans of $65.0 million at December 31, 2014. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $108.2 million as of December 31, 2015, or 6.6% of total loans, compared to $98.5 million or 7.6% as of December 31, 2014. For the year ended December 31, 2015, the provision for loan losses includes specific reserves of $34.1 million and an increase of $2.5 million in the general reserve due primarily to new investment originations. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2015, asset-specific reserves increased to $72.2 million compared to $65.0 million as of December 31, 2014, primarily due to one new non-performing loan.

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

The general reserve increased to $36.0 million or 2.4% of performing loans as of December 31, 2015, compared to $33.5 million or 2.9% of performing loans as of December 31, 2014. This increase was primarily attributable to the increase in the balance of performing loans, which was driven by new investment originations.

Risk concentrations—Concentrations of credit risks arise when a number of borrowers or tenants related to our investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions.

Substantially all of our real estate as well as assets collateralizing our loans receivable are located in the United States. As of December 31, 2015, the only states with a concentration greater than 10.0% were New York with 19.9% and California with 13.6%. As of that date, we also had approximately 30.3% of the carrying value of our assets related to properties located in the northeastern U.S., 17.7% related to properties located in the western U.S., 15.7% related to properties located in the southeastern U.S., 14.0% related to properties located in the mid-Atlantic U.S. and 10.1% related to properties located in the southwestern region of the U.S. In addition, as of December 31, 2015, we had $18.6 million of international assets. As of December 31, 2015, our portfolio contains concentrations in the following asset types: land 22.7%, office/industrial 22.5%, mixed use/mixed collateral 15.8% and hotel 10.6%. Additional information regarding property/collateral type and geographical region for each segment is in Item 1—"Business."
We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have a material adverse effect on us. As of December 31, 2015, our five largest borrowers or tenants collectively accounted for approximately 21% of our 2015 revenues, of which no single customer accounts for more than 6%.
Liquidity and Capital Resources

During the year ended December 31, 2015, we committed to new investments totaling $756.9 million. We funded a total of $662.5 million associated with new investments, prior financing commitments as well as ongoing development during the year. The fundings included $479.6 million in lending and other investments, $95.3 million to develop our land assets and $87.6 million of capital to reposition or redevelop our operating properties and invest in net lease assets. Also during the year ended December 31, 2015, we generated $1.0 billion of proceeds from loan repayments and asset sales within our portfolio, comprised of $454.8 million from real estate finance, $283.8 million from operating properties, $102.3 million from net lease assets, $98.1 million from land and development assets and $32.2 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments. As of December 31, 2015, we had unrestricted cash of $711.1 million.
The following table outlines our capital expenditures on real estate and land and development assets as reflected in our consolidated statements of cash flows for the years ended December 31, 2015 and 2014, by segment ($ in thousands):

	For the Years Ended December 31,
	2015	2014
Operating Properties	$74,540	$58,631
Net Lease	6,985	9,833
Total capital expenditures on real estate assets	$81,525	$68,464

Land and Development	$88,219	$74,323
Total capital expenditures on land and development assets	$88,219	$74,323
Our primary cash uses over the next 12 months are expected to be funding of investments, repayments of debt, capital expenditures and funding ongoing business operations. We repaid the $105.8 million outstanding balance of our 6.05% senior notes due April 2015 at their maturity. We have other debt maturities of $926.4 million due before December 31, 2016. Over the next 12 months, we currently expect to fund in the range of approximately $225 million to $300 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development and operating properties business segments and include multifamily and residential development activities which are expected to include approximately $130 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of December 31, 2015, we also had approximately $779 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met. See "Unfunded Commitments" below. Our capital sources to meet cash uses through the next 12 months and beyond will primarily be expected to include cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales and capital raised through debt and/or equity capital raising transactions.
We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions. While economic trends have stabilized, it is not possible for us to predict whether these trends will continue or to quantify the impact of these or other trends on our financial results.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of December 31, 2015 (see Item 8—"Financial Statements and Supplemental Data—Note 10").

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$3,221,125	$926,403	$1,524,722	$770,000	$—	$—
Secured credit facilities	339,717	—	339,717	—	—	—
Revolving credit facility	250,000	—	250,000	—	—	—
Secured term loans	239,547	9,157	26,697	39,189	163,268	1,236
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	4,150,389	935,560	2,141,136	809,189	163,268	101,236
Interest Payable(1)	546,526	196,963	243,963	69,183	17,871	18,546
Loan Participations Payable(2)	153,000	—	100,000	53,000	—	—
Operating Lease Obligations	26,824	5,722	9,395	6,884	4,095	728
Total(3)	$4,876,739	$1,138,245	$2,494,494	$938,256	$185,234	$120,510
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR of 0.42% and 3-month LIBOR of 0.32% that were in effect as of December 31, 2015.

(2)	Refer to Note 9 to the consolidated financial statements.

(3)
We also have issued letters of credit totaling $2.2 million in connection with our investments. See "Unfunded Commitments" below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

2015 Revolving Credit Facility—On March 27, 2015, we entered into our 2015 Revolving Credit Facility. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. During the year ended December 31, 2015, the weighted average cost of the credit facility was 3.13%. Commitments under the revolving facility mature in March 2018. At maturity, we may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019.

2012 Secured Credit Facilities—In March 2012, we entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bore interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities, together with cash on hand, were used to repurchase and repay other outstanding debt.

The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through December 31, 2015, we made cumulative amortization repayments of $130.3 million on the 2012 Tranche A-2 Facility. For the years ended December 31, 2015 and 2014, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.3 million and $1.5 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. For the year ended December 31, 2013, repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates resulted in losses on early extinguishment of debt of $4.4 million. These amounts are included in "Loss on early extinguishment of debt, net" in our consolidated statements of operations.

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

Encumbered/Unencumbered Assets—As of December 31, 2015 and 2014, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of December 31,
	2015		2014
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$816,721	$777,262	$602,471	$1,213,960
Real estate available and held for sale	10,593	126,681	10,496	156,807
Land and development	17,714	984,249	17,907	961,055
Loans receivable and other lending investments, net(1)(2)	170,162	1,314,823	46,515	1,364,828
Other investments	22,352	231,820	17,708	336,411
Cash and other assets	—	1,033,515	—	768,475
Total	$1,037,542	$4,468,350	$695,097	$4,801,536
___________________________________________________________

(1)	As of December 31, 2015 and 2014, the amounts presented exclude general reserves for loan losses of $36.0 million and $33.5 million, respectively.

(2)	As of December 31, 2015, the amount presented excludes loan participations of $153.0 million.

Debt Covenants
Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis, our consolidated fixed charge coverage ratio, determined in accordance with the indentures governing our debt securities, is 1.5x or lower. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While our ability to incur additional indebtedness under the fixed charge coverage ratio is currently limited, we are permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

The 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2012 Secured Credit Facilities require us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facilities. The 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the collateral coverage remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. In addition, for so long as we maintain our qualification as a REIT, the 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility permit us to distribute 100% of our REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards in the case of the 2015 Revolving Credit Facility). We may not pay common dividends if we cease to qualify as a REIT.

The 2012 Secured Credit Facilities and the 2015 Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.
Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies. See Item 8—"Financial Statements and Supplemental Data—Note 12" for further details.

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in various unconsolidated ventures. See Item 8—"Financial Statements and Supplemental Data—Note 7" for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments and any unfunded commitments (see below).

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2015, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$689,014	$15,626	$23,360	$728,000
Strategic Investments	—	—	45,940	45,940
Discretionary Fundings	5,000	—	—	5,000
Total	$694,014	$15,626	$69,300	$778,940

Stock Repurchase Program—In September 2015, our Board of Directors approved an increase in the repurchase limit under our previously approved stock repurchase program to $50.0 million. In December 2015, after having substantially utilized the availability approved in September 2015, our Board of Directors authorized a new $50.0 million repurchase program. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the year ended December 31, 2015, we repurchased 5.7 million shares of our common stock for $70.4 million, at an average cost of $12.25 per share. There were no stock repurchases during the year ended December 31, 2014. As of December 31, 2015, we had remaining authorization to repurchase up to $48.7 million of common stock under our stock repurchase program. Subsequent to December 31, 2015, we repurchased 5.2 million shares of our outstanding common stock for $52.0 million, at an average cost of $10.10 per share. In February 2016, our Board of Directors authorized a new $50.0 million repurchase program.
HPU Repurchase—In August 2015, we repurchased and retired all of our outstanding 14,888 HPUs, representing 2.8 million common stock equivalents. We repurchased these HPUs at fair value from current and former employees through an arms-length exchange offer. HPU holders could elect to receive $9.30 in cash or 0.7 shares of iStar common stock, or a combination thereof, per common stock equivalent underlying the HPUs. Approximately 37% of the outstanding HPUs were exchanged for $9.8 million in cash and approximately 63% of the outstanding HPUs were exchanged for 1.2 million shares of our common stock with a fair value of $15.2 million, representing the number of shares issued at the closing price of our common stock on August 13, 2015. The transaction value in excess of the HPUs carrying value of $9.8 million was recorded as a reduction to retained earnings (deficit) in our consolidated statements of changes in equity.
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
During 2015, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:
Reserve for loan losses—The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. If we determine that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent loan, we will record a reserve. The reserve is increased (decreased) through "Provision for (recovery of) loan losses" in our consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower as we work toward a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. Our policy is to charge off a loan when we determine, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related reserve will be charged off. We have one portfolio segment, represented by commercial real estate lending, whereby we utilize a uniform process for determining our reserves for loan losses. The reserve for loan losses includes a general, formula-based component and an asset-specific component.
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
The provision for (recovery of) loan losses for the years ended December 31, 2015, 2014 and 2013 were $36.6 million, $(1.7) million and $5.5 million, respectively. The total reserve for loan losses as of December 31, 2015 and 2014, included asset specific reserves of $72.2 million and $65.0 million, respectively, and general reserves of $36.0 million and $33.5 million, respectively.
Acquisition of real estate—We generally acquire real estate assets or land and development assets through purchases or through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. When we acquire assets these properties are classified as "Real estate, net" or "Land and development" on our consolidated balance sheets. When we intend to hold, operate or develop the property for a period of at least 12 months, assets are classified as "Real estate, net," and when we intend to market these properties for sale in the near term, assets are classified as "Real estate available and held for sale." When we purchase assets the properties are recorded at cost. Foreclosed assets classified as real estate and land and development are initially recorded at their estimated fair value and assets classified as assets held for sale are recorded at their estimated fair value less costs to sell. The excess of the carrying value of the loan over these amounts is charged-off against the reserve for loan losses. In both cases, upon acquisition, tangible and intangible assets and liabilities acquired are recorded at their estimated fair values.
During the years ended December 31, 2015, 2014 and 2013, we received title to properties in satisfaction of mortgage loans with fair values of $13.4 million, $77.9 million and $31.1 million, respectively, for which those properties had served as collateral.
Impairment or disposal of long-lived assets—Real estate assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Real estate available and held for sale" on our consolidated balance sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge. Impairment for real estate assets disposed of or classified as held for sale on or before December 31, 2013 are included in "Income (loss) from discontinued operations" in our consolidated statements of operations. Impairment for real estate assets disposed of or classified as held for sale after December 31, 2013 are included in "Impairment of assets" in our consolidated statements of operations. Once the asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results are reclassified to "Income (loss) from discontinued operations" in our consolidated statements of operations.
We periodically review real estate to be held and used and land and development assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The asset's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate and land and development assets are recorded in "Impairment of assets" in our consolidated statements of operations.
During the year ended December 31, 2015, we recorded impairments on real estate and land and development assets totaling $10.5 million resulting from a change in business strategy and unfavorable local market conditions for certain assets. During the years ended December 31, 2014 and 2013, we recorded impairments on real estate and land and development assets totaling $34.6 million and $14.4 million, respectively, resulting from unfavorable local market conditions and changes in business strategy for certain assets. Of these amounts, $1.8 million for the year ended December 31, 2013 has been recorded in "Income (loss) from discontinued operations" in our consolidated statements of operations due to the assets being disposed of or classified as held for sale as of December 31, 2013.
Identified intangible assets and liabilities—We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2015, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of assets" in our consolidated statements of operations.
Valuation of deferred tax assets—Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires us to forecast our business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any are included in "Income tax (expense) benefit" in the consolidated statements of operations.
While certain entities with NOLs may generate profits in the future, which may allow us to utilize the NOLs, we continue to record a full valuation allowance on the net deferred tax asset due to the history of losses and the uncertainty of the entities' ability to generate such profits. We recorded a full valuation allowance of $53.9 million and $54.3 million as of December 31, 2015 and 2014, respectively.
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
See Item 8—"Financial Statements and Supplemental Data—Note 16" for a complete discussion on how we determine fair value of financial and non-financial assets and financial liabilities and the related measurement techniques and estimates involved.
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
In the event of a significant rising interest rate environment or economic downturn, defaults could increase and cause us to incur additional credit losses which would adversely affect our liquidity and operating results. Such delinquencies or defaults would likely have a material adverse effect on the spreads between interest-earning assets and interest-bearing liabilities. In addition, an increase in interest rates could, among other things, reduce the value of our fixed-rate interest-bearing assets and our ability to realize gains from the sale of such assets.
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
While a REIT may utilize derivative instruments to hedge interest rate risk on its liabilities incurred to acquire or carry real estate assets without generating non-qualifying income, use of derivatives for other purposes will generate non-qualified income for REIT income test purposes. This includes hedging asset related risks such as credit, foreign exchange and interest rate exposure on our loan assets. As a result our ability to hedge these types of risks is limited. There can be no assurance that our profitability will not be materially adversely affected during any period as a result of changing interest rates.
The following table quantifies the potential changes in net income should interest rates increase by 50 or 100 basis points and decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.43% as of December 31, 2015. Actual results could differ significantly from those estimated in the table.
Estimated Percentage Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$(1,318)
Base Interest Rate	—
+50 Basis Points	6,598
+100 Basis Points	14,747
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of December 31, 2015, $807.8 million of our floating rate loans have a cumulative weighted average interest rate floor of 0.8% and $339.7 million of our floating rate debt has a cumulative weighted average interest rate floor of 1.25%.

Item 8.    Financial Statements and Supplemental Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changed the criteria for reporting discontinued operations in 2014.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2016

iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2015	2014
ASSETS
Real estate
Real estate, at cost	$2,050,541	$2,276,913
Less: accumulated depreciation	(456,558)	(460,482)
Real estate, net	1,593,983	1,816,431
Real estate available and held for sale	137,274	167,303
Total real estate	1,731,257	1,983,734
Land and development	1,001,963	978,962
Loans receivable and other lending investments, net	1,601,985	1,377,843
Other investments	254,172	354,119
Cash and cash equivalents	711,101	472,061
Accrued interest and operating lease income receivable, net	18,436	16,367
Deferred operating lease income receivable, net	97,421	98,262
Deferred expenses and other assets, net	206,557	181,785
Total assets	$5,622,892	$5,463,133
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$214,835	$180,902
Loan participations payable, net	152,326	—
Debt obligations, net	4,143,683	4,022,684
Total liabilities	4,510,844	4,203,586
Commitments and contingencies (refer to Note 11)	—	—
Redeemable noncontrolling interests (refer to Note 4)	10,718	11,199
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (refer to Note 13)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
High Performance Units (refer to Note 13)	—	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 81,109 and 85,191 shares issued and outstanding as of December 31, 2015 and 2014, respectively	81	85
Additional paid-in capital	3,689,330	3,744,621
Retained earnings (deficit)	(2,625,474)	(2,556,469)
Accumulated other comprehensive income (loss) (refer to Note 13)	(4,851)	(971)
Total iStar Inc. shareholders' equity	1,059,112	1,197,092
Noncontrolling interests	42,218	51,256
Total equity	1,101,330	1,248,348
Total liabilities and equity	$5,622,892	$5,463,133

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Operating lease income	$229,720	$243,100	$234,567
Interest income	134,687	122,704	108,015
Other income	49,931	81,033	48,208
Land development revenue	100,216	15,191	—
Total revenues	514,554	462,028	390,790
Costs and expenses:
Interest expense	224,639	224,483	266,225
Real estate expense	146,750	163,389	157,441
Land development cost of sales	67,382	12,840	—
Depreciation and amortization	65,247	73,571	71,266
General and administrative	81,277	88,287	92,114
Provision for (recovery of) loan losses	36,567	(1,714)	5,489
Impairment of assets	10,524	34,634	12,589
Other expense	6,374	6,340	8,050
Total costs and expenses	638,760	601,830	613,174
Income (loss) before earnings from equity method investments and other items	(124,206)	(139,802)	(222,384)
Loss on early extinguishment of debt, net	(281)	(25,369)	(33,190)
Earnings from equity method investments	32,153	94,905	41,520
Loss on transfer of interest to unconsolidated subsidiary	—	—	(7,373)
Income (loss) from continuing operations before income taxes	(92,334)	(70,266)	(221,427)
Income tax (expense) benefit	(7,639)	(3,912)	659
Income (loss) from continuing operations(1)	(99,973)	(74,178)	(220,768)
Income (loss) from discontinued operations	—	—	644
Gain from discontinued operations	—	—	22,233
Income from sales of real estate	93,816	89,943	86,658
Net income (loss)	(6,157)	15,765	(111,233)
Net (income) loss attributable to noncontrolling interests	3,722	704	(718)
Net income (loss) attributable to iStar Inc.	(2,435)	16,469	(111,951)
Preferred dividends	(51,320)	(51,320)	(49,020)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	1,080	1,129	5,202
Net income (loss) allocable to common shareholders	$(52,675)	$(33,722)	$(155,769)
Per common share data(1):
Income (loss) attributable to iStar Inc. from continuing operations—Basic and diluted	$(0.62)	$(0.40)	$(2.09)
Net income (loss) attributable to iStar Inc.—Basic and diluted	$(0.62)	$(0.40)	$(1.83)
Weighted average number of common shares—Basic and diluted	84,987	85,031	84,990
Per HPU share data(1)(2):
Income (loss) attributable to iStar Inc. from continuing operations—Basic and diluted	$(120.00)	$(75.27)	$(396.07)
Net income (loss) attributable to iStar Inc.—Basic and diluted	$(120.00)	$(75.27)	$(346.80)
Weighted average number of HPU share—Basic and diluted	9	15	15
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Inc. was $(96.3) million, $(73.5) million and $(221.5) million for the years ended December 31, 2015, 2014 and 2013, respectively. Refer to Note 15 for details on the calculation of earnings per share.

(2)	All of the Company's outstanding High Performance Units ("HPUs") were repurchased and retired on August 13, 2015 (refer to Note 13).

(3)
Participating Security holders are non-employee directors who hold common stock equivalents and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (refer to Note 14 and Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(6,157)	$15,765	$(111,233)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	(2,576)	(90)	(859)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	921	4,116	310
Realization of (gains)/losses on cumulative translation adjustment into earnings upon realization(3)	—	968	(1,310)
Unrealized gains/(losses) on available-for-sale securities	(532)	3,367	(302)
Unrealized gains/(losses) on cash flow hedges	(1,202)	(5,187)	(255)
Unrealized gains/(losses) on cumulative translation adjustment	(491)	131	(675)
Other comprehensive income (loss)	(3,880)	3,305	(3,091)
Comprehensive income (loss)	(10,037)	19,070	(114,324)
Comprehensive (income) loss attributable to noncontrolling interests	3,722	710	(718)
Comprehensive income (loss) attributable to iStar Inc.	$(6,315)	$19,780	$(115,042)
_______________________________________________________________________________

(1)
For the years ended December 31, 2015 , 2014 and 2013, $2,576, $90 and $266, respectively, is included in "Other income" in the Company's consolidated statements of operations which was reclassified out of accumulated other comprehensive income ("AOCI"). For the year ended December 31, 2013, $593 is included in "Earnings from equity method investments" in the Company's consolidated statements of operations which was reclassified out of AOCI.

(2)
Included in "Interest expense" in the Company's consolidated statements of operations are $456, $62 and $310 for the years ended December 31, 2015, 2014 and 2013, respectively, which was reclassified out of AOCI. For the year ended December 31, 2014, $3,634 is included in "Other expense" in the Company's consolidated statements of operations (refer to Note 12) and for the years ended December 31, 2015 and 2014, $465 and $420, respectively, is included in "Earnings from equity method investments" in the Company's consolidated statements of operations which was reclassified out of AOCI.

(3)	Included in "Earnings from equity method investments" in the Company's consolidated statements of operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's(2)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$22	$—	$9,800	$84	$3,590,870	$(2,360,647)	$(1,185)	$74,210	$1,313,154
Issuance of Preferred Stock	—	4	—	—	193,506	—	—	—	193,510
Dividends declared—preferred	—	—	—	—	—	(49,020)	—	—	(49,020)
Repurchase of stock	—	—	—	(2)	(20,983)	—	—	—	(20,985)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1	(1,376)	—	—	—	(1,375)
Net income (loss) for the period(3)	—	—	—	—	—	(111,951)	—	3,837	(108,114)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(3,091)	—	(3,091)
Change in additional paid in capital attributable to redeemable noncontrolling interest(4)	—	—	—	—	(2,772)	—	—	—	(2,772)
Contributions from noncontrolling interests(5)	—	—	—	—	—	—	—	10,264	10,264
Distributions to noncontrolling interests(4)	—	—	—	—	—	—	—	(30,106)	(30,106)
Balance as of December 31, 2013	$22	$4	$9,800	$83	$3,759,245	$(2,521,618)	$(4,276)	$58,205	$1,301,465
Dividends declared—preferred	—	—	—	—	—	(51,320)	—	—	(51,320)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2	(13,091)	—	—	—	(13,089)
Net income (loss) for the period(3)	—	—	—	—	—	16,469	—	1,221	17,690
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	3,305	—	3,305
Change in additional paid in capital attributable to redeemable noncontrolling interests	—	—	—	—	(1,533)	—	—	—	(1,533)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	565	565
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,820)	(4,820)
Change in noncontrolling interests(6)	—	—	—	—	—	—	—	(3,915)	(3,915)
Balance as of December 31, 2014	$22	$4	$9,800	$85	$3,744,621	$(2,556,469)	$(971)	$51,256	$1,248,348

iStar Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's(2)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$22	$4	$9,800	$85	$3,744,621	$(2,556,469)	$(971)	$51,256	$1,248,348
Dividends declared—preferred	—	—	—	—	—	(51,320)	—	—	(51,320)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	4,961	—	—	—	4,961
Net income (loss) for the period(3)	—	—	—	—	—	(2,435)	—	(266)	(2,701)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(3,880)	—	(3,880)
Repurchase of stock	—	—	—	(5)	(70,411)	—	—	—	(70,416)
Redemption of HPUs	—	—	(9,800)	1	15,238	(15,250)	—	—	(9,811)
Change in additional paid in capital attributable to noncontrolling interests(7)	—	—	—	—	(5,079)	—	—	—	(5,079)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	205	205
Distributions to noncontrolling interests(7)	—	—	—	—	—	—	—	(8,977)	(8,977)
Balance as of December 31, 2015	$22	$4	$—	$81	$3,689,330	$(2,625,474)	$(4,851)	$42,218	$1,101,330
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 13).

(3)	For the years ended December 31, 2015, 2014 and 2013 net income (loss) shown above excludes $(3,456), $(1,925) and $(3,119) of net loss attributable to redeemable noncontrolling interests.

(4)	Includes an $8.8 million payment to redeem a noncontrolling member's interest.

(5)	Includes $9.4 million of operating property assets contributed by a noncontrolling partner.

(6)	During the year ended December 31, 2014, the Company sold its 72% interest in a previously consolidated entity to one of its unconsolidated ventures (refer to Note 4 and Note 7).

(7)	Includes a $6.4 million payment to redeem a noncontrolling member's interest (refer to Note 4).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(6,157)	$15,765	$(111,233)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	36,567	(1,714)	5,489
Impairment of assets	10,524	34,634	14,507
Loss on transfer of interest to unconsolidated subsidiary	—	—	7,373
Depreciation and amortization	65,247	73,571	71,530
Payments for withholding taxes upon vesting of stock-based compensation	(1,718)	(21,250)	(14,098)
Non-cash expense for stock-based compensation	12,013	13,314	19,261
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	17,352	16,891	20,915
Amortization of discounts/premiums and deferred interest on loans, net	(82,782)	(59,747)	(37,383)
(Gain) loss from sales of loans	—	(19,067)	596
Earnings from equity method investments	(32,153)	(94,905)	(41,520)
Distributions from operations of other investments	29,999	80,116	17,252
Deferred operating lease income	(7,950)	(8,492)	(12,077)
Income from sales of real estate	(93,816)	(89,943)	(86,658)
Land development revenue in excess of cost of sales	(32,834)	(2,351)	—
Gain from discontinued operations	—	—	(22,233)
Loss on early extinguishment of debt, net	281	25,369	19,655
Debt discount and prepayment penalty on repayments and repurchases of debt obligations	(578)	(14,888)	(24,001)
Other operating activities, net	42,607	31,935	6,917
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	(2,068)	(1,426)	2,310
Changes in deferred expenses and other assets, net	2,631	4,601	(23,012)
Changes in accounts payable, accrued expenses and other liabilities, net	(17,112)	7,245	5,945
Cash flows used in operating activities	(59,947)	(10,342)	(180,465)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(478,822)	(622,428)	(257,600)
Capital expenditures on real estate assets	(81,525)	(68,464)	(73,057)
Capital expenditures on land and development assets	(88,219)	(74,323)	(36,346)
Acquisitions of real estate assets	—	(4,666)	(102,364)
Repayments of and principal collections on loans receivable and other lending investments, net	273,454	512,528	613,615
Net proceeds from sales of loans receivable	6,655	65,438	81,614
Net proceeds from sales of real estate	362,530	404,336	437,817
Net proceeds from sales of land and development assets	81,601	15,191	—
Net proceeds from sale of other investments	—	—	220,281
Distributions from other investments	119,854	61,031	36,918
Contributions to other investments	(11,531)	(159,424)	(12,784)
Changes in restricted cash held in connection with investing activities	(7,550)	29,283	(19,388)
Other investing activities, net	7,581	1,291	4,741
Cash flows from investing activities	184,028	159,793	893,447
Cash flows from financing activities:
Borrowings from debt obligations	549,000	1,349,822	1,444,565
Repayments of debt obligations	(432,383)	(1,471,174)	(1,984,102)
Proceeds from loan participations payable	138,075	—	—
Preferred dividends paid	(51,320)	(51,320)	(49,020)
Proceeds from issuance of preferred stock	—	—	193,510
Repurchase of stock	(69,511)	—	(20,985)
Redemption of HPUs	(9,811)	—	—
Payments for deferred financing costs	(2,255)	(19,595)	(17,539)
Other financing activities, net	(7,314)	1,309	(22,187)
Cash flows from (used in) financing activities	114,481	(190,958)	(455,758)
Effect of exchange rate changes on cash	478	—	—
Changes in cash and cash equivalents	239,040	(41,507)	257,224
Cash and cash equivalents at beginning of period	472,061	513,568	256,344
Cash and cash equivalents at end of period	$711,101	$472,061	$513,568
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$207,972	$194,605	237,457
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements

Note 1—Business and Organization

Business—iStar Inc. (the "Company"), doing business as "iStar," finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company has invested more than $35 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary business segments are real estate finance, net lease, operating properties and land and development (refer to Note 17).

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
During the year ended December 31, 2015, the Company changed its presentation of land and development assets. Land and development assets were previously included in "Real estate, net" and "Real estate available and held for sale" on the consolidated balance sheets. Land and development assets are now included in "Land and development" on the consolidated balance sheets. Prior period amounts have been reclassified to conform to the current period presentation.
During the year ended December 31, 2015, the Company determined that its classification of common shares repurchased under its share repurchase programs should be classified as a reduction to common stock for the par amount of the common stock repurchased and additional paid in capital and included as shares unissued within the consolidated financial statements. The Company previously classified common shares repurchased under its share repurchase programs as treasury stock. The Company evaluated the impact of this correction on previously issued financial statements and concluded they were not materially misstated. In order to conform previous financial statements with the current period, the Company elected to revise previously issued financial statements the next time such financial statements are filed. The accompanying consolidated balance sheet as of December 31, 2014 and the consolidated statements of changes in equity for the years ended December 31, 2014 and 2013 have been revised accordingly. In addition, the Company will revise the consolidated statements of changes in equity for the periods ended March 31, 2015, June 30, 2015, and September 30, 2015, as those financial statements are presented in future filings.
The misclassification eliminates treasury stock and results in corresponding reductions of common stock and additional paid-in capital, which results in no change in total equity within the consolidated balance sheets and consolidated statements of changes in equity. All repurchased shares previously reported as treasury stock will now be reported as unissued common stock. The change has no impact on the previously reported consolidated statements of operations, consolidated statements of comprehensive income or consolidated statements of cash flows.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The impact of the change is as follows:

	As Reported	Change	As Adjusted(1)
	(in thousands)
September 30, 2015
Additional paid-in capital	$4,023,962	$(283,193)	$3,740,769
Common stock	147	(63)	84
Treasury stock, at cost	(283,256)	283,256	—
Total	3,740,853	—	3,740,853

June 30, 2015
Additional paid-in capital	4,007,937	(263,454)	3,744,483
Common stock	146	(61)	85
Treasury stock, at cost	(263,515)	263,515	—
Total	3,744,568	—	3,744,568

March 31, 2015
Additional paid-in capital	4,007,540	(263,451)	3,744,089
Common stock	146	(61)	85
Treasury stock, at cost	(263,512)	263,512	—
Total	3,744,174	—	3,744,174

December 31, 2014(2)
Additional paid-in capital	4,007,514	(262,893)	3,744,621
Common stock	146	(61)	85
Treasury stock, at cost	(262,954)	262,954	—
Total	3,744,706	—	3,744,706

December 31, 2013
Additional paid-in capital	4,022,138	(262,893)	3,759,245
Common stock	144	(61)	83
Treasury stock, at cost	(262,954)	262,954	—
Total	3,759,328	—	3,759,328
_______________________________________________________________________________

(1)
Common shares repurchased during the respective periods will also be reclassified on the consolidated statements of changes in equity from treasury stock, at cost to common stock and additional paid-in capital in future filings.

(2)	As of December 31, 2014, the number of common shares issued and outstanding was 85,191.

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
Consolidated VIEs—As of December 31, 2015, the Company consolidates VIEs for which it is considered the primary beneficiary. As of December 31, 2015, the total assets of these consolidated VIEs were $219.3 million and total liabilities were $26.5 million. The classifications of these assets are primarily within "Land and development" and "Other investments" on the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company's total unfunded commitments related to consolidated VIEs was $38.8 million as of December 31, 2015.

Unconsolidated VIEs—As of December 31, 2015, the Company has investments in VIEs where it is not the primary beneficiary, and accordingly, the VIEs have not been consolidated in the Company's consolidated financial statements. As of December 31, 2015, the Company's maximum exposure to loss from these investments does not exceed the sum of the $93.4 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $17.7 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

Real estate and land and development—Real estate and land and development assets are recorded at cost less accumulated depreciation and amortization, as follows:
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
The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, in-place leases and the value of customer relationships, which are each recorded at their estimated fair values and included in “Deferred expenses and other assets, net” on the Company's consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values and included in “Accounts payable, accrued expenses and other liabilities” on the Company's consolidated balance sheets. In-place leases and customer relationships are amortized over the remaining non-cancelable term and the amortization expense is included in "Depreciation and amortization" in the Company's consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company also engages in sale/leaseback transactions and typically executes leases with the occupant simultaneously with the purchase of the net lease asset.
Impairments—The Company reviews real estate assets to be held and used and land and development assets, for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

an adjustment to the basis of the asset. Impairments of real estate assets that are not held for sale and land and development assets are recorded in "Impairment of assets" in the Company's consolidated statements of operations. Impairments of real estate assets that are disposed of or classified as held for sale after December 31, 2013 and which do not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results are also recorded in "Impairment of assets" in the Company's consolidated statements of operations.
Real estate available and held for sale—The Company reports real estate assets to be sold at the lower of their carrying amount or estimated fair value less costs to sell and classifies them as “Real estate available and held for sale” on the Company's consolidated balance sheets. If the estimated fair value less costs to sell is less than the carrying value, the difference will be recorded as an impairment charge. Impairment for real estate assets sold or classified as held for sale on or before December 31, 2013 are included in "Income (loss) from discontinued operations" in the Company's consolidated statements of operations. Impairment for real estate assets disposed of or classified as held for sale after December 31, 2013 are included in "Impairment of assets" in the Company's consolidated statements of operations. Once a real estate asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results, including impairments, are reclassified to "Income (loss) from discontinued operations" in the Company's consolidated statements of operations.
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
Dispositions—Revenue from sales of land and gains or losses on the sale of other real estate assets, including residential property, are recognized in accordance with Accounting Standards Codification ("ASC") 360-20, Real Estate Sales. Sales of land and the associated gains on sales of residential property are recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. The Company primarily uses specific identification and the relative sales value method to allocate costs. Gains on sales of net lease assets or commercial operating properties disposed of or classified as held for sale on or before December 31, 2013 are recorded in “Gains from discontinued operations” in the Company's consolidated statements of operations. Gain on sales of net lease assets or commercial operating properties disposed of or classified as held for sale after December 31, 2013 and profits on sales of residential property within the operating property segment are included in "Income from sales of real estate" in the Company's consolidated statements of operations.

Loans receivable and other lending investments, net—Loans receivable and other lending investments, net includes the following investments: senior mortgages, corporate/partnership loans, subordinate mortgages, preferred equity investments and debt securities. Management considers nearly all of its loans to be held-for-investment, although certain investments may be classified as held-for-sale or available-for-sale.
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
For held-to-maturity and available-for-sale debt securities held in "Loans receivable and other lending investments, net," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. The Company considers debt securities other-than-temporarily impaired if (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. If it is determined that an other-than-temporary impairment exists, the portion related to credit losses, where the Company does not expect to recover its entire amortized cost basis, will be recognized as an "Impairment of

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

assets" in the Company's consolidated statements of operations. If the Company does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated. The credit loss component of the impairment will be recorded as an "Impairment of assets" in the Company's consolidated statements of operations, and the remainder will be recorded in "Accumulated other comprehensive income (loss)" on the Company's consolidated balance sheets.
The Company acquires properties through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Based on the Company's strategic plan to realize the maximum value from the collateral received, property is classified as "Land and development," "Real estate, net" or "Real estate available and held for sale" at its estimated fair value when title to the property is obtained. Any excess of the carrying value of the loan over the estimated fair value of the property (less costs to sell for assets held for sale) is charged-off against the reserve for loan losses as of the date of foreclosure.
Equity and cost method investments—Equity interests are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of an investee. This is generally presumed to exist when ownership interest is between 20% and 50% of a corporation, or greater than 5% of a limited partnership or certain limited liability companies. The Company's periodic share of earnings and losses in equity method investees is included in "Earnings from equity method investments" in the consolidated statements of operations. When the Company's ownership position is too small to provide such influence, the cost method is used to account for the equity interest. Equity and cost method investments are included in "Other investments" on the Company's consolidated balance sheets.
To the extent that the Company contributes assets to an unconsolidated subsidiary, the Company’s investment in the subsidiary is recorded at the Company’s cost basis in the assets that were contributed to the unconsolidated subsidiary. To the extent that the Company’s cost basis is different from the basis reflected at the subsidiary level, when required, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of the unconsolidated subsidiary, as appropriate. The Company recognizes gains on the contribution of real estate to unconsolidated subsidiaries, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. The Company recognizes a loss when it contributes property to an unconsolidated subsidiary and receives a disproportionately smaller interest in the subsidiary based on a comparison of the carrying amount of the property with the cash and other consideration contributed by the other investors.
The Company periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. The Company will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and the Company determines the impairment is other-than-temporary. Impairment charges are recorded in "Earnings from equity method investments" in the Company's consolidated statements of operations.
Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.
Restricted cash—Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, loans, leasing, land development, sale and derivative transactions. Restricted cash is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets.
Variable interest entities—The Company evaluates its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision making powers, their impact on the VIE's economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

addition, for entities that meet the deferral criteria, the Company reassesses its initial evaluation of the primary beneficiary and whether an entity is a VIE upon the occurrence of certain reconsideration events.
Deferred expenses—Deferred expenses include leasing costs and financing fees. Leasing costs include brokerage, legal and other costs which are amortized over the life of the respective leases and presented as an operating activity in the Company's consolidated statements of cash flows. External fees and costs incurred to obtain long-term debt financing have been deferred and are amortized over the term of the respective borrowing using the effective interest method. Amortization of leasing costs is included in "Depreciation and amortization" and amortization of deferred financing fees is included in "Interest expense" in the Company's consolidated statements of operations.
Identified intangible assets and liabilities—Upon the acquisition of a business, the Company records intangible assets or liabilities acquired at their estimated fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2015, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in "Deferred expenses and other assets, net" and intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" in the Company's consolidated statements of operations.
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
The Company also recognizes revenue from certain tenant leases for reimbursements of all or a portion of operating expenses, including common area costs, insurance, utilities and real estate taxes of the respective property. This revenue is accrued in the same periods as the expense is incurred and is recorded as “Operating lease income” in the Company's consolidated statements of operations. Revenue is also recorded from certain tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the defined threshold has been met for the period.
Management estimates losses within its operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date and incorporates an asset-specific component, as well as a general, formula-based reserve based on management's evaluation of the credit risks associated with these receivables. As of December 31, 2015 and 2014, the allowance for doubtful accounts related to real estate tenant receivables was $1.9 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.5 million and $2.4 million, respectively.
Interest Income: Interest income on loans receivable is recognized on an accrual basis using the interest method.
On occasion, the Company may acquire loans at premiums or discounts. These discounts and premiums in addition to any deferred costs or fees, are typically amortized over the contractual term of the loan using the interest method. Exit fees are also recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

unamortized portion, which is included in "Other income" or "Other expense" in the Company's consolidated statements of operations.
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
Prepayment penalties or yield maintenance payments from borrowers are recognized as other income when received. Certain of the Company's loan investments provide for additional interest based on the borrower's operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon receipt of cash.
Other income: Other income includes revenues from hotel operations, which are recognized when rooms are occupied and the related services are provided. Revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other income also includes gains from sales of loans, loan prepayment fees, lease termination fees and other ancillary income.
Land development revenue and cost of sales: Land development revenue includes lot and parcel sales from wholly-owned properties and is recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. The Company primarily uses specific identification and the relative sales value method to allocate costs.
Reserve for loan losses—The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. If the Company determines that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent loan, the Company will record a reserve. The reserve is increased (decreased) through "Provision for (recovery of) loan losses" in the Company's consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower as the Company works toward a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. The Company's policy is to charge off a loan when it determines, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant collection efforts. The Company considers circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related reserve will be charged off. The Company has one portfolio segment, represented by commercial real estate lending, whereby it utilizes a uniform process for determining its reserve for loan losses. The reserve for loan losses includes a general, formula-based component and an asset-specific component.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
Loss on debt extinguishments—The Company recognizes the difference between the reacquisition price of debt and the net carrying amount of extinguished debt currently in earnings. Such amounts may include prepayment penalties or the write-off of unamortized debt issuance costs, and are recorded in “Loss on early extinguishment of debt, net” in the Company's consolidated statements of operations.
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
Derivatives that are not designated hedges are considered economic hedges, with changes in fair value reported in current earnings in "Other expense" in the Company's consolidated statements of operations. The Company does not enter into derivatives for trading purposes.
Stock-based compensation—Compensation cost for stock-based awards is measured on the grant date and adjusted over the period of the employees' services to reflect (i) actual forfeitures and (ii) the outcome of awards with performance or service conditions through the requisite service period. The Company recognizes compensation cost for performance-based awards if and when the Company concludes that it is probable that the performance condition will be achieved. Compensation cost for market condition-based awards is determined using a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock, which is reflected in the grant date fair value. All compensation cost for market-condition based awards in which the service conditions are met is recognized regardless of whether the market condition is satisfied. Compensation costs are recognized ratably over the applicable vesting/service period and recorded in "General and administrative" in the Company's consolidated statements of operations.
Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income; the Company, however, is allowed a deduction for the amount of dividends paid to its shareholders, thereby

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

subjecting the distributed net income of the Company to taxation at the shareholder level only. While the Company must distribute at least 90% of its taxable income to maintain its REIT status, the Company typically distributes all of its taxable income, if any, to eliminate any tax on undistributed taxable income. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to reduce its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with, and its election to be treated as, a REIT for tax purposes. The Company made foreclosure elections for certain properties acquired through foreclosure, or an equivalent legal process, which allows the Company to operate these properties within the REIT, but subjects net income from these assets to corporate level tax. The carrying value of assets with foreclosure elections as of December 31, 2015 is $749.2 million.
As of December 31, 2014, the Company had $856 million of REIT net operating loss ("NOL") carryforwards at the corporate REIT level, which can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2034 if unused. The amount of NOL carryforwards as of December 31, 2015 will be subject to finalization of the Company's 2015 tax return. During the year ended December 31, 2015, the Company did not have REIT taxable income. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" in the Company's consolidated statements of operations.
The Company may participate in certain activities from which it would be otherwise precluded and maintain its qualification as a REIT. These activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRS"), is engaged in various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments in equity affiliates. As of December 31, 2015, $516.9 million of the Company's assets were owned by TRS entities. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities.
The following represents the Company's TRS income tax (expense) benefit ($ in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current tax (expense) benefit	$(7,639)	$(3,912)	$659
Deferred tax (expense) benefit	—	—	—
Total income tax (expense) benefit	$(7,639)	$(3,912)	$659
During the year ended December 31, 2015, the Company's TRS entities generated taxable income of $17.0 million, which was partially offset by the utilization of NOL carryforwards, resulting in a current tax expense of $7.6 million. During the year ended December 31, 2014, the Company's TRS entities generated taxable income of $19.3 million, which was partially offset by the utilization of NOL carryforwards, resulting in current tax expense of $3.9 million. During the year ended December 31, 2013, the Company's TRS entities generated a taxable loss of $1.8 million, resulting in a current tax benefit of $0.7 million.
Total cash paid for taxes for the years ended December 31, 2015, 2014 and 2013 was $8.4 million, $1.3 million and $9.2 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2015 and 2014, respectively. Changes in estimates of deferred tax asset realizability, if any, are included in "Income tax (expense) benefit" in the consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of December 31,
	2015	2014
Deferred tax assets(1)	$53,910	$54,318
Valuation allowance	(53,910)	(54,318)
Net deferred tax assets (liabilities)	$—	$—
_______________________________________________________________________________

(1)
Deferred tax assets as of December 31, 2015 include timing differences related primarily to asset basis of $40.0 million, deferred expenses and other items of $10.7 million and NOL carryforwards of $3.2 million. Deferred tax assets as of December 31, 2014 include timing differences related primarily to asset basis of $45.2 million, deferred expenses and other items of $5.0 million and NOL carryforwards of $4.1 million.

Earnings per share—The Company uses the two-class method in calculating earnings per share ("EPS") when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Vested HPU shares were entitled to dividends of the Company when dividends are declared. Basic earnings per share ("Basic EPS") for the Company's common stock and HPU shares are computed by dividing net income allocable to common shareholders and HPU holders by the weighted average number of shares of common stock and HPU shares outstanding for the period, respectively. Diluted earnings per share ("Diluted EPS") is calculated similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed a "Participating Security" and are included in the computation of earnings per share pursuant to the two-class method. The Company's unvested common stock equivalents and restricted stock awards granted under its Long-Term Incentive Plans that are eligible to participate in dividends are considered Participating Securities and have been included in the two-class method when calculating EPS.
New accounting pronouncements—In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been issued. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Total
As of December 31, 2015
Land and land improvements, at cost	$306,172	$133,275	$439,447
Buildings and improvements, at cost	1,183,723	427,371	1,611,094
Less: accumulated depreciation	(377,416)	(79,142)	(456,558)
Real estate, net	1,112,479	481,504	1,593,983
Real estate available and held for sale (1)	—	137,274	137,274
Total real estate	$1,112,479	$618,778	$1,731,257
As of December 31, 2014
Land and land improvements, at cost	$311,890	$146,417	$458,307
Buildings and improvements, at cost	1,240,593	578,013	1,818,606
Less: accumulated depreciation	(364,323)	(96,159)	(460,482)
Real estate, net	1,188,160	628,271	1,816,431
Real estate available and held for sale (1)	4,521	162,782	167,303
Total real estate	$1,192,681	$791,053	$1,983,734
_______________________________________________________________________________

(1)	As of December 31, 2015 and 2014 the Company had $137.3 million and $155.8 million, respectively, of residential properties available for sale in its operating properties portfolio.

Real Estate Available and Held for Sale—During the year ended December 31, 2015, the Company transferred net lease assets with a carrying value of $8.2 million to held for sale due to executed contracts with third parties.

During the year ended December 31, 2015, the Company transferred a commercial operating property held for sale with a carrying value of $2.9 million to held for investment due to a change in business strategy.

During the year ended December 31, 2014, the Company transferred units with a carrying value of $56.7 million to held for sale due to the conversion of hotel rooms to residential units to be sold. The Company also transferred net lease assets with a carrying value of $4.0 million to held for sale due to executed contracts with third parties.

Acquisitions—The following acquisitions of real estate were reflected in the Company's consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

	For the Years Ended December 31,
	2015	2014(1)	2013(2)
Acquisitions of real estate assets	$—	$4,666	$102,364
_______________________________________________________________________________

(1)	During the year ended December 31, 2014, the Company purchased two condominium units for $3.0 million and one land parcel for $1.7 million.

(2)
During the year ended December 31, 2013, the Company acquired a net lease asset for a purchase price of $93.6 million, including intangible assets of $36.1 million, intangible liabilities of $11.9 million and acquisition-related costs of $0.2 million, which was leased back to the seller. The Company concluded that the transaction was a real estate asset acquisition and capitalized the acquisition-related costs. The intangible assets were included in "Deferred expenses and other assets, net" and the intangible liabilities were included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The lease was classified as an operating lease. During the year ended December 31, 2014, the net lease asset was sold to the Net Lease Venture for net proceeds of $93.7 million, which approximated carrying value.

During the year ended December 31, 2015, the Company acquired, via deed-in-lieu, title to a residential property, which had a total fair value of $13.4 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2014, the Company acquired, via deed-in-lieu, title to three commercial operating properties which had a total fair value of $72.4 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with these transactions. The following unaudited table summarizes the Company's pro forma revenues and net income for the years ended December 31, 2014 and 2013, as if the acquisition of the properties acquired during the year ended December 31, 2014 was completed on January 1, 2013 ($ in thousands):

	For the Years Ended December 31,
	2014		2013
	(unaudited)
Pro forma total revenues	$466,327		$399,885
Pro forma net income (loss)	15,351	(as revised)	(112,355)

From the date of acquisition in May 2014 through December 31, 2014, $8.3 million in total revenues and $2.9 million in net loss of the acquiree are included in the Company’s consolidated statements of operations. The pro forma revenues and net income are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2013, nor do they purport to represent the Company’s results of operations for future periods.
During the year ended December 31, 2013, the Company acquired, via foreclosure, title to a residential operating property which previously served as collateral for loans receivable held by the Company. The Company contributed the residential operating property, which had a fair value of $25.5 million, to an entity of which it owns 63%. Based on the control provisions in the partnership agreement, the Company consolidates the entity and reflects its partner's 37% share of equity in "Noncontrolling interests" on the Company's consolidated balance sheets. The acquisition was accounted for at fair value. No gain or loss was recorded in connection with this transaction.

Dispositions—During the years ended December 31, 2015, 2014 and 2013, the Company sold residential condominiums for total net proceeds of $127.9 million, $236.2 million and $269.7 million, respectively, and recorded income from sales of real estate totaling $40.1 million, $79.1 million and $82.6 million, respectively.
During the year ended December 31, 2015, the Company sold net lease assets with a carrying value of $60.8 million resulting in a net gain of $40.1 million.
During the year ended December 31, 2015, the Company sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest (refer to Note 7). The Company recognized a gain on sale of $13.6 million, reflecting the Company's share of the interest sold, which was recorded as "Income from sales of real estate" in the Company's consolidated statements of operations.
During the year ended December 31, 2015, the Company, through a consolidated entity, sold a leasehold interest in a commercial operating property for net proceeds of $93.5 million and simultaneously entered into a ground lease with an initial term of 99 years. In connection with this transaction, the Company recorded a lease incentive asset of $38.1 million, which is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets, and deferred a gain of $5.3 million, which is included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. In December 2015, the Company acquired the noncontrolling interest in the entity for $6.4 million.

During the year ended December 31, 2015, the Company sold three commercial operating properties with an aggregate carrying value of $5.3 million for net proceeds that approximated carrying value.
During the year ended December 31, 2014, the Company sold net lease assets with a carrying value of $8.0 million resulting in a gain of $6.2 million. The Company also sold a commercial operating property with a carrying value of $29.4 million resulting in a gain of $4.6 million. These gains were recorded as "Income from sales of real estate" in the Company's consolidated statements of operations. Additionally, during the same period, the Company sold a net lease asset for net proceeds of $7.8 million. The Company recorded an impairment loss of $3.0 million in connection with the sale.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2014, the Company sold its 72% interest in a previously consolidated entity, which owned a net lease asset subject to a non-recourse mortgage of $26.0 million at the time of sale, to the Net Lease Venture for net proceeds of $10.1 million that approximated carrying value.
Additionally, during the year ended December 31, 2013, the Company sold five net lease assets with a carrying value of $18.7 million resulting in a net gain of $2.2 million. During the same period, the Company sold six commercial operating properties with a carrying value of $72.6 million resulting in a net gain of $18.6 million. These gains were recorded as "Gain from discontinued operations" in the Company's consolidated statements of operations. The Company also sold residential lots with a carrying value of $18.9 million for proceeds that approximated carrying value and sold other land assets with a carrying value of $14.8 million resulting in a gain of $0.6 million.

During the year ended December 31, 2013, the Company sold land for net proceeds of $21.4 million to a newly formed entity in which the Company also received a preferred partnership interest and a 47.5% equity interest. The Company recognized a gain of $3.4 million, reflecting the proportionate share of the sold interest, which was recorded as “Income from sales of real estate” in the Company’s consolidated statements of operations.

Discontinued Operations—The Company has elected to early adopt ASU 2014-08 beginning with disposals and classifications of assets as held for sale that occurred after December 31, 2013. During the years ended December 31, 2015 and 2014, there were no disposals or assets classified as held for sale which were individually significant or represented a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
The following table summarizes income (loss) from discontinued operations for the year ended December 31, 2013 ($ in thousands):

Revenues	$5,545
Total expenses	(3,138)
Impairment of assets	(1,763)
Income (loss) from discontinued operations	$644
Impairments—During the year ended December 31, 2015, 2014 and 2013, the Company recorded impairments on real estate assets totaling $5.9 million, $11.8 million and $13.6 million, respectively. The impairments recorded in 2015 resulted from a change in business strategy for two commercial operating properties and unfavorable local market conditions for one residential property. The impairments recorded in 2014 resulted from changes in business strategy for a residential property, unfavorable local market conditions for two real estate properties and from the sale of net lease assets. The impairments recorded in 2013 resulted from changes in local market conditions and business strategy for certain assets. For the year ended December 31, 2013, $1.8 million has been recorded in "Income (loss) from discontinued operations" in the Company's consolidated statements of operations due to the assets being sold as of December 31, 2013 (see above).
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $26.8 million, $30.0 million and $31.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Redeemable Noncontrolling Interest—As of December 31, 2015 and December 31, 2014, the Company had a redeemable noncontrolling interest of $7.2 million and $9.9 million, respectively, which is not currently redeemable, for which the Company records changes in the fair value over the redemption periods. As of December 31, 2015 and December 31, 2014, this interest had an estimated redemption value of $9.2 million and $23.6 million, respectively.
Allowance for Doubtful Accounts—As of December 31, 2015 and December 31, 2014, the allowance for doubtful accounts related to real estate tenant receivables was $1.9 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.5 million and $2.4 million, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net", respectively, on the Company's consolidated balance sheets.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable leases, excluding customer reimbursements of expenses, in effect as of December 31, 2015, are as follows ($ in thousands):

Year	Net Lease Assets	Operating Properties
2016	$121,168	$46,438
2017	117,110	46,358
2018	115,158	42,010
2019	113,969	37,990
2020	112,483	34,281

Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of December 31,
	2015	2014
Land and land improvements, at cost	$1,007,995	$987,329
Less: accumulated depreciation	(6,032)	(8,367)
Total land and development	1,001,963	978,962

Acquisitions—During the year ended December 31, 2014, the Company acquired, via deed-in-lieu, title to a land asset that previously served as collateral for loans receivable. The fair value of the land asset was $5.5 million.

During the year ended December 31, 2013, the Company acquired, via foreclosure, title to two land properties, which previously served as collateral for loans receivable held by the Company. The total fair value of the land properties was $15.6 million.

Dispositions—For the years ended December 31, 2015 and 2014, the Company sold residential lots and parcels and recognized land development revenue of $100.2 million and $15.2 million, respectively, from its land and development portfolio. For the years ended December 31, 2015 and 2014, the Company recognized land development cost of sales of $67.4 million and $12.8 million, respectively, from its land and development portfolio.

During 2015, the Company sold a land and development asset and recorded $36.9 million in land development revenue in the Company's consolidated statements of operations. In connection with the sale, the Company recorded a receivable for additional proceeds that it will receive from the buyer subject to the Company's completion of certain easement agreements resulting in deferred net revenue of $6.0 million. The receivable is included in "Deferred expenses and other assets, net" and the deferred revenue is included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.

During 2015, the Company sold a land and development asset and recorded $25.9 million in land development revenue in the Company's consolidated statements of operations. In addition, the Company provided financing to the buyer in the form of a loan with a fair value of $16.7 million. The loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets.

During 2015, the Company transferred a land asset to a purchaser at a stated price of $16.1 million, as part of an agreement to construct an amphitheater, for which the Company received proceeds of $5.3 million, with the remainder to be received upon completion of the development project. Due to the Company's continuing involvement in the project, no sale was recognized and the proceeds were recorded in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets (refer to Note 8).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2014, the Company also sold land and development assets with a carrying value of $6.8 million for proceeds that approximated carrying value. During the same period, the Company contributed land with a carrying value of $9.5 million to a newly formed unconsolidated entity (refer to Note 7).
During the year ended December 31, 2013, the Company contributed land with carrying value of $24.1 million to a newly formed unconsolidated entity in which the Company received an equity interest of 75.6%. As a result of the transfer, the Company recognized a $7.4 million loss, which was recorded as “Loss on transfer of interest to unconsolidated subsidiary” on the Company’s consolidated statements of operations.

Impairments—During the years ended December 31, 2015, 2014 and 2013, the Company recorded impairments on land and development assets of $4.6 million, $22.8 million and $0.7 million, respectively.

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of December 31,
Type of Investment	2015	2014
Senior mortgages	$975,915	$737,535
Corporate/Partnership loans	643,270	497,796
Subordinate mortgages	28,676	53,331
Total gross carrying value of loans	1,647,861	1,288,662
Reserves for loan losses	(108,165)	(98,490)
Total loans receivable, net	1,539,696	1,190,172
Other lending investments—securities	62,289	187,671
Total loans receivable and other lending investments, net(1)	$1,601,985	$1,377,843
______________________________________________________________________________

(1)
The Company's recorded investment in loans as of December 31, 2015 and 2014 includes accrued interest of $9.0 million and $7.0 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets.

In June 2015, the Company received a loan with a fair value of $146.7 million as a non-cash paydown on an existing $196.6 million loan and reduced the principal balance by the same amount. The loan received has been recorded as a loan receivable and is included in "Loans receivable and other lending investments, net" on the Company’s consolidated balance sheet. In connection with the transaction, the Company recorded a provision for loan losses of $25.9 million on the original loan resulting in a remaining balance of $24.0 million. In October 2015, the Company received full payment of the remaining balance.

During the year ended December 31, 2015, the Company sold a loan with a carrying value of $5.5 million. No gain was recorded on the sale. During the years ended December 31, 2014 and 2013, the Company sold loans with aggregate carrying values of $30.8 million and $95.1 million, respectively, which resulted in gains (losses) of $19.1 million and $(0.6) million, respectively. Gains and losses on sales of loans are included in "Other income" in the Company's consolidated statements of operations.

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Reserve for loan losses at beginning of period	$98,490	$377,204	$524,499
Provision for (recovery of) loan losses(1)	36,567	(1,714)	5,489
Charge-offs	(26,892)	(277,000)	(152,784)
Reserve for loan losses at end of period	$108,165	$98,490	$377,204
______________________________________________________________________________

(1)
For the years ended December 31, 2015, 2014 and 2013, the provision for loan losses includes recoveries of previously recorded loan loss reserves of $0.6 million, $10.1 million and $63.1 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of December 31, 2015
Loans	$132,492	$1,524,347	$1,656,839
Less: Reserve for loan losses	(72,165)	(36,000)	(108,165)
Total	$60,327	$1,488,347	$1,548,674
As of December 31, 2014
Loans	$139,672	$1,156,031	$1,295,703
Less: Reserve for loan losses	(64,990)	(33,500)	(98,490)
Total	$74,682	$1,122,531	$1,197,213
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.2 million and $0.2 million as of December 31, 2015 and 2014, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $8.2 million and $10.6 million as of December 31, 2015 and 2014, respectively.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of December 31,
	2015		2014
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$853,595	2.96	$611,009	2.73
Corporate/Partnership loans	641,713	3.37	501,620	3.88
Subordinate mortgages	29,039	3.64	53,836	2.87
Total	$1,524,347	3.15	$1,166,465	3.23

As of December 31, 2015, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$864,099	$—	$116,250	$116,250	$980,349
Corporate/Partnership loans	647,451	—	—	—	647,451
Subordinate mortgages	29,039	—	—	—	29,039
Total	$1,540,589	$—	$116,250	$116,250	$1,656,839
_______________________________________________________________________________

(1)
As of December 31, 2015, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 7.0 years outstanding.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of December 31, 2015			As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$126,754	$125,776	$(69,627)	$130,645	$129,744	$(64,440)
Corporate/Partnership loans	5,738	5,738	(2,538)	9,027	9,057	(550)
Total	$132,492	$131,514	$(72,165)	$139,672	$138,801	$(64,990)
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

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Years Ended December 31,
	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$—	$—	$35,659	$1,922	$31,409	$9,269
Corporate/Partnership loans	—	—	—	—	8,062	6,050
Subtotal	—	—	35,659	1,922	39,471	15,319
With an allowance recorded:
Senior mortgages	129,135	38	334,351	158	794,247	1,976
Corporate/Partnership loans	24,252	12	52,963	181	77,661	323
Subordinate mortgages	—	—	—	—	32,382	—
Subtotal	153,387	50	387,314	339	904,290	2,299
Total:
Senior mortgages	129,135	38	370,010	2,080	825,656	11,245
Corporate/Partnership loans	24,252	12	52,963	181	85,723	6,373
Subordinate mortgages	—	—	—	—	32,382	—
Total	$153,387	$50	$422,973	$2,261	$943,761	$17,618

There was no interest income related to the resolution of non-performing loans recorded during the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, the Company recorded interest income of $13.3 million related to the resolution of non-performing loans. Interest income was not previously recorded while the loans were on non-accrual status.

Troubled Debt Restructurings—During the year ended December 31, 2015, the Company modified two senior loans that were determined to be troubled debt restructurings. The Company restructured one non-performing loan with a recorded investment of $5.8 million to grant a maturity extension of one year. The Company also modified one non-performing loan with a recorded investment of $11.6 million to grant a discounted payoff option and a maturity extension of one year. The Company's recorded investment in these loans was not impacted by the modifications.
During the year ended December 31, 2014, the Company restructured one non-performing senior loan that was determined to be a troubled debt restructuring with a recorded investment of $7.0 million to grant a maturity extension of one year and included conditional extension options. The Company's recorded investment in this loan was not impacted by the modification.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2013, the Company restructured six senior loans that were determined to be troubled debt restructurings. The Company restructured two performing loans with a combined recorded investment of $4.6 million to grant maturity extensions of one year each. Non-performing loans with a combined investment of $174.5 million were also modified during the year ended December 31, 2013. Included in this balance were two loans with a combined recorded investment of $98.3 million in which the Company received $15.4 million of paydowns and accepted discounted payoff options on these loans. At the time of the restructuring, the Company reclassified the loans from non-performing to performing status as the Company believed the borrowers would perform under the modified terms of the agreements. The loans were repaid in January 2014 and July 2014 at the discounted payoff amount.
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of December 31, 2015, there were no unfunded commitments associated with modified loans considered troubled debt restructurings.

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of December 31, 2015
Available-for-Sale Securities
Municipal debt securities	$1,010	$1,010	$151	$1,161	$1,161
Held-to-Maturity Securities
Corporate debt securities	54,549	61,128	—	61,199	61,128
Total	$55,559	$62,138	$151	$62,360	$62,289
As of December 31, 2014
Available-for-Sale Securities
Municipal debt securities	$1,020	$1,020	$147	$1,167	$1,167
Held-to-Maturity Securities
Corporate debt securities	176,254	186,504	—	190,199	186,504
Total	$177,274	$187,524	$147	$191,366	$187,671

As of December 31, 2015, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$61,128	$61,199	$—	$—
After one year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	1,010	1,161
Total	$61,128	$61,199	$1,010	$1,161

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

	Carrying Value		Equity in Earnings (Losses)
	As of December 31,		For the Years Ended December 31,
	2015	2014	2015	2014	2013
Other real estate equity investments (1)	$81,452	$88,848	$(5,212)	$36,842	$2,869
iStar Net Lease I LLC ("Net Lease Venture")	69,096	125,360	5,221	1,915	—
Other investments (2)(3)	51,559	63,263	9,434	38,385	23,810
Marina Palms, LLC ("Marina Palms")	30,099	30,677	23,626	14,671	45
Madison Funds	21,966	45,971	(916)	3,092	14,796
Total other investments	254,172	354,119	$32,153	$94,905	$41,520
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, the Company recognized $32.9 million of earnings from equity method investments resulting from asset sales by one of its equity method investees.

(2)
During the year ended December 31, 2014, the Company recognized $23.4 million of earnings from equity method investments resulting from asset sales and a legal settlement by one of its equity method investees.

(3)
In conjunction with the sale of the Company's interests in Oak Hill Advisors, L.P. in 2011, the Company retained a share of the carried interest related to various funds. During the years ended December 31, 2015 and 2014, the Company recognized $2.2 million and $9.0 million of carried interest income.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a new unconsolidated entity in which the Company has an equity interest of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the net lease venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the year ended December 31, 2014, the Company sold a net lease asset for net proceeds of $93.7 million, which approximated carrying value, to the venture. The Company also sold its 72% interest in a previously consolidated entity, which owns a net lease asset subject to a mortgage of $26.0 million, to the venture for net proceeds of $10.1 million, which approximated carrying value. During the same period, the venture purchased a portfolio of 58 net lease assets for a purchase price of $200.0 million from a third party. As of December 31, 2015 and 2014, the venture's carrying value of total assets was $400.2 million and $348.1 million, respectively. In June 2015, the venture placed ten year debt financing of $120.0 million on one of its net lease assets.  Net proceeds from the financing were distributed to its members of which the Company received approximately $61.2 million. During the years ended December 31, 2015 and 2014, the Company recorded $1.5 million and $1.3 million, respectively, of management fees from the Net Lease Venture. The management fees are included in "Other income" in the Company's consolidated statements of operations
Marina Palms—During the year ended December 31, 2013, the Company sold land for net proceeds of $21.4 million to Marina Palms, a residential condominium development in which the Company has a 47.5% equity interest. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of December 31, 2015 and 2014, the venture's carrying value of total assets was $278.5 million and $265.7 million, respectively.
Other real estate equity investments—During the year ended December 31, 2015, the Company sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest (refer to Note 4). The Company recognized a gain on sale of $13.6 million, reflecting the Company's share of the interest sold, which was recorded as "Income from sales of real estate" in the Company's consolidated statements of operations. The venture placed financing on the property and proceeds from the financing were distributed to its members. Net proceeds received by the Company were $55.4 million, which was net of the Company's $13.6 million non-cash equity contribution to the venture and inclusive of a $21.0 million distribution from the financing proceeds. This entity is not a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner.
During the year ended December 31, 2014, an unconsolidated entity for which the Company held a 50.0% noncontrolling equity interest sold all of its properties. As a result of the transaction, the Company received net proceeds of $48.1 million and

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

recognized a gain of $32.9 million, which is included in "Earnings from equity method investments" in its consolidated statements of operations.
During the year ended December 31, 2014, the Company contributed land to a newly formed unconsolidated entity in which the Company received an initial equity interest of 85.7%. This entity is a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of December 31, 2015 and 2014, the Company had a recorded equity interest of $6.3 million and $9.4 million, respectively. Additionally, the Company committed to provide $45.7 million of mezzanine financing to the entity. As of December 31, 2015, the loan balance was $33.7 million and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. During the years ended December 31, 2015 and 2014, the Company recorded $3.9 million and $0.6 million of interest income, respectively.
During the year ended December 31, 2014, the Company and a consortium of co-lenders formed a new unconsolidated entity, in which the Company received an initial 15.7% equity interest, which acquired, via foreclosure sale, title to a land asset which previously served as collateral for a loan receivable held by the consortium. This entity is not a VIE and the Company does not have controlling interest in the entity as the Company's voting rights are based on its ownership percentage in the entity. During the year ended December 31, 2014, as a result of the transaction, the Company recorded an additional provision of $2.8 million in "Provision for (recovery of) loan losses" in its consolidated statements of operations. As of December 31, 2015 and 2014, the Company had a recorded equity interest of $24.0 million and $23.5 million, respectively.
During the year ended December 31, 2013, the Company contributed land to a newly formed unconsolidated entity in which the Company received an equity interest of 75.6%. As of December 31, 2015 and 2014, the Company had a recorded equity interest of $13.5 million and $21.1 million, respectively. This entity is a VIE and the Company does not have controlling interest due to shared control of the entity with its partners.
In addition, during the year ended December 31, 2013, the Company contributed land to a newly formed unconsolidated entity in which the Company also received a 50.0% equity interest. As of December 31, 2015 and 2014, the Company had a recorded equity interest of $9.9 million and $7.8 million, respectively. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner.
As of December 31, 2015, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 31% to 70%, comprised of investments of $11.1 million in operating properties and $16.6 million in land assets. As of December 31, 2014, the Company's other real estate equity investments included $13.2 million in operating properties and $13.8 million in land assets.
Madison Funds—As of December 31, 2015, the Company owned a 29.5% interest in Madison International Real Estate Fund II, LP, a 32.9% interest in Madison International Real Estate Liquidity Fund III, LP, a 32.9% interest in Madison International Real Estate Liquidity Fund III AIV, LP and a 29.5% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company determined that these entities are VIEs and that the Company is not the primary beneficiary.
Other Investments—As of December 31, 2015, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. During the year ended December 31, 2015, the Company sold available-for-sale securities for proceeds of $7.4 million for gains of $2.6 million, which are included in "Other income" in the Company's consolidated statements of operations. The amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

iStar Inc.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Summarized investee financial information—The following tables present the investee level summarized financial information of the Company's equity method investments ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Year Ended December 31, 2015
Marina Palms, LLC ("Marina Palms")	$179,333	$(115,584)	$63,749
iStar Net Lease I LLC ("Net Lease Venture")	31,315	(20,666)	10,060
OHASCF	111,707	(697)	111,010
1000 SCI, LLC	—	(367)	(367)
Outlets at Westgate, LLC ("Westgate")	15,726	(11,150)	4,576
Other investments	143,143	(97,504)	45,501
Total	$481,224	$(245,968)	$234,529
For the Year Ended December 31, 2014
Marina Palms	$114,125	$(77,120)	$37,005
Net Lease Venture(1)	13,826	(9,917)	3,691
OHASCF	78,262	(951)	77,311
Westgate	13,118	(9,618)	3,500
Other investments	406,708	(87,997)	318,703
Total	$626,039	$(185,603)	$440,210
For the Year Ended December 31, 2013
OHASCF	$72,313	$(1,642)	$70,671
Westgate	12,447	(8,889)	3,558
Marina Palms(2)	73	(3,525)	(3,452)
Other investments	199,680	(63,577)	135,421
Total	$284,513	$(77,633)	$206,198
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

(2)
The Company began accounting for its investment in Marina Palms under the equity method of accounting on April 17, 2013. The amounts in the Company's financial statements for the year ended December 31, 2013 are based on the balances and results from Marina Palms for the period from April 17, 2013 to December 31, 2013.

	As of December 31,
	2015	2014
Balance Sheets
Total assets	$3,597,587	$3,464,984
Total liabilities	768,622	479,298
Noncontrolling interests	19,208	3,297
Total equity	2,809,757	2,982,389

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of December 31,
	2015	2014
Intangible assets, net(1)	$71,446	$50,088
Other assets(2)	35,464	37,085
Restricted cash	26,657	19,283
Deferred financing fees, net(3)	26,635	36,774
Other receivables	22,557	13,115
Leasing costs, net(4)	19,393	20,031
Corporate furniture, fixtures and equipment, net(5)	4,405	5,409
Deferred expenses and other assets, net	$206,557	$181,785
_______________________________________________________________________________

(1)
Intangible assets, net are primarily related to the acquisition of real estate assets. This balance also includes a lease incentive asset of $38.1 million (refer to Note 4). Accumulated amortization on intangible assets was $37.3 million and $45.1 million as of December 31, 2015 and 2014, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $6.7 million, $8.6 million and $7.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for other intangible assets was $3.6 million, $6.7 million and $8.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)	Includes a $7.0 million receivable in connection with the sale of a land parcel in December 2015.

(3)	Accumulated amortization on deferred financing fees was $27.8 million and $15.4 million as of December 31, 2015 and 2014, respectively.

(4)	Accumulated amortization on leasing costs was $9.8 million and $9.0 million as of December 31, 2015 and 2014, respectively.

(5)	Accumulated depreciation on corporate furniture, fixtures and equipment was $8.1 million and $7.1 million as of December 31, 2015 and 2014, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of December 31,
	2015	2014
Accrued expenses(1)	$68,937	$62,866
Other liabilities(2)	80,332	48,256
Accrued interest payable	55,081	57,895
Intangible liabilities, net(3)	10,485	11,885
Accounts payable, accrued expenses and other liabilities(4)	$214,835	$180,902
_______________________________________________________________________________

(1)
As of December 31, 2015 and 2014, accrued expenses includes $5.3 million and $2.7 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(2)
As of December 31, 2015 and 2014, "Other liabilities" includes $14.5 million and $6.8 million, respectively, related to a profit sharing payable to a developer for residential units sold and $4.4 million and $0.9 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of December 31, 2015 and 2014, "Other liabilities" also includes $6.6 million and $7.7 million, respectively related to tax increment financing bonds which were issued by a governmental entity to fund the installation of infrastructure within one of the Company's master planned community developments. The balance represents a special assessment associated with each individual land parcel, which will decrease as the Company sells parcels. As of December 31, 2015, includes $0.9 million related to share repurchases that settled in January 2016. As of December 31, 2015, includes $6.0 million of deferred net revenue in connection with the sale of a land and development asset (refer to Note 5).

(3)
Intangible liabilities, net are primarily related to the acquisition of real estate assets. Accumulated amortization on intangible liabilities was $6.6 million and $6.2 million as of December 31, 2015 and 2014, respectively. The amortization of intangible liabilities increased operating lease income in the Company's consolidated statements of operations by $1.5 million, $2.5 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	As of December 31, 2015 and 2014, includes $26.2 million and $15.2 million, respectively, of capital expenditures that have not yet been paid in cash.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Intangible assets—The estimated expense from the amortization of lease intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):

2016	$3,312
2017	3,127
2018	2,834
2019	2,768
2020	2,706

Note 9—Loan Participations Payable, net

During the year ended December 31, 2015, the Company transferred to a third party a $100.0 million junior loan participation in a $250.0 million mezzanine loan commitment that it had previously originated. The Company had funded $38.9 million of the junior loan prior to transfer and received proceeds of $38.9 million upon transfer. The transferee is responsible for funding the remaining $61.1 million under the junior loan commitment, which bears interest at a rate of 5.9%. The Company will fund these commitments if the transferee defaults. During the year ended December 31, 2015, the transferee funded an additional $14.1 million directly to the borrower.
During the year ended December 31, 2015, the Company transferred to a third party a $100.0 million senior loan participation in a $220.2 million senior loan commitment that it had previously originated. The transferred participation bears interest at a rate of LIBOR+ 3.50% with a LIBOR floor of 0.25%. The Company had fully funded the $100.0 million transferred participation prior to transfer and received net proceeds of $99.2 million.
These transfers of financial assets did not meet the sales criteria established under ASC Topic 860 and have been accounted for as loan participations payable as of December 31, 2015, with a balance of $152.3 million, net of a discount. As of December 31, 2015, the corresponding loan receivable balances were $153.0 million and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these participations are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Debt Obligations, net

As of December 31, 2015 and 2014, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of December 31,		Stated Interest Rates		Scheduled Maturity Date
	2015	2014
Secured credit facilities and term loans:
2012 Tranche A-2 Facility	$339,717	$358,504	LIBOR + 5.75%	(1)	March 2017
2015 Revolving Credit Facility	250,000	—	Various	(2)	March 2018
Term loans collateralized by net lease assets	239,547	248,955	4.85% - 7.26%	(3)	Various through 2026
Total secured credit facilities and term loans	829,264	607,459
Unsecured notes:
6.05% senior notes	—	105,765	6.05%		—
5.875% senior notes	261,403	261,403	5.875%		March 2016
3.875% senior notes	265,000	265,000	3.875%		July 2016
3.00% senior convertible notes(4)	200,000	200,000	3.00%		November 2016
1.50% senior convertible notes(5)	200,000	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.00% senior notes	275,000	275,000	9.00%		June 2017
4.00% senior notes	550,000	550,000	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
5.00% senior notes	770,000	770,000	5.00%		July 2019
Total unsecured notes	3,221,125	3,326,890
Other debt obligations:
Other debt obligations	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	4,150,389	4,034,349
Debt discounts, net	(6,706)	(11,665)
Total debt obligations, net (6)	$4,143,683	$4,022,684
_______________________________________________________________________________

(1)	The loan has a LIBOR floor of 1.25%. As of December 31, 2015, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

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

(3)	As of December 31, 2015 and 2014, includes a loan with a floating rate of LIBOR plus 2.00%. As of December 31, 2015, the weighted average interest rate of these loans is 5.3%.

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

(6)	The Company capitalized interest relating to development activities of $5.3 million, $4.9 million and $2.6 million for the years ended December 31, 2015 2014 and 2013, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Scheduled Maturities—As of December 31, 2015, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2016	$926,403	$—	$926,403
2017	924,722	339,717	1,264,439
2018	600,000	263,290	863,290
2019	770,000	30,795	800,795
2020	—	—	—
Thereafter	100,000	195,462	295,462
Total principal maturities	3,321,125	829,264	4,150,389
Debt discounts, net	(5,522)	(1,184)	(6,706)
Total debt obligations, net	$3,315,603	$828,080	$4,143,683

2015 Revolving Credit Facility—On March 27, 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.5%, based on average utilization each quarter. During the year ended December 31, 2015, the weighted average cost of the credit facility was 3.13%. Commitments under the revolving facility mature in March 2018. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019.
2012 Secured Credit Facilities—In March 2012, the Company entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bore interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities, together with cash on hand, were used to repurchase and repay other outstanding debt.

The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through December 31, 2015, the Company made cumulative amortization repayments of $130.3 million on the 2012 Tranche A-2 Facility. For the years ended December 31, 2015, 2014 and 2013, repayments of the 2012 Secured Credit Facilities prior to maturity resulted in losses on early extinguishment of debt of $0.3 million, $1.5 million and $1.0 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

Unsecured Notes—In June 2014, the Company issued $550.0 million aggregate principal amount of 4.00% senior unsecured notes due November 2017 and $770.0 million aggregate principal amount of 5.00% senior unsecured notes due July 2019. Net proceeds from these transactions, together with cash on hand, were used to fully repay and terminate the February 2013 secured credit facility which had an outstanding balance of $1.32 billion. In connection with the repayment and termination of the February 2013 secured credit facility, for the year ended December 31, 2014, the Company recorded a loss on early extinguishment of debt of $22.8 million related to unamortized discounts and financing fees at the time of refinancing. This amount is included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

In November 2013, the Company issued $200.0 million aggregate principal of 1.50% convertible senior unsecured notes due November 2016. Proceeds from the transaction, together with cash on hand, were used to fully repay the remaining $200.6 million of outstanding 5.70% senior unsecured notes due March 2014. In connection with the repayment of the 5.70% senior unsecured notes, the Company incurred $2.8 million of losses related to a prepayment penalty and the accelerated amortization

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

of discounts, which was recorded in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations for the year ended December 31, 2013.

In May 2013, the Company issued $265.0 million aggregate principal of 3.875% senior unsecured notes due July 2016 and issued $300.0 million aggregate principal of 4.875% senior unsecured notes due July 2018. Net proceeds from these transactions, together with cash on hand, were used to fully repay the remaining $96.8 million of outstanding 8.625% senior unsecured notes due June 2013 and the remaining $448.5 million of outstanding 5.95% senior unsecured notes due in October 2013. In connection with the repayment of the 5.95% senior unsecured notes, the Company incurred $9.5 million of losses related to a prepayment penalty and the accelerated amortization of discounts, which was recorded in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations for the year ended December 31, 2013.

Encumbered/Unencumbered Assets—As of December 31, 2015 and 2014, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of December 31,
	2015		2014
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$816,721	$777,262	$602,471	$1,213,960
Real estate available and held for sale	10,593	126,681	10,496	156,807
Land and development	17,714	984,249	17,907	961,055
Loans receivable and other lending investments, net(1)(2)	170,162	1,314,823	46,515	1,364,828
Other investments	22,352	231,820	17,708	336,411
Cash and other assets	—	1,033,515	—	768,475
Total	$1,037,542	$4,468,350	$695,097	$4,801,536
_______________________________________________________________________________

(1)	As of December 31, 2015 and 2014, the amounts presented exclude general reserves for loan losses of $36.0 million and $33.5 million, respectively.

(2)	As of December 31, 2015, the amount presented excludes loan participations of $153.0 million.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis, the Company's consolidated fixed charge coverage ratio, determined in accordance with the indentures governing the Company's debt securities, is 1.5x or lower. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While our ability to incur additional indebtedness under the fixed charge coverage ratio is currently limited, we are permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
Note 11—Commitments and Contingencies

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

As of December 31, 2015, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$689,014	$15,626	$23,360	$728,000
Strategic Investments	—	—	45,940	45,940
Discretionary Fundings	5,000	—	—	5,000
Total	$694,014	$15,626	$69,300	$778,940
Other Commitments—Total operating lease expense for the years ended December 31, 2015, 2014 and 2013 was $6.0 million, $5.8 million and $6.1 million, respectively. Future minimum lease obligations under non-cancelable operating leases are as follows ($ in thousands):

2016	$5,722
2017	5,210
2018	4,185
2019	3,442
2020	3,442
Thereafter	4,823
The Company has also issued letters of credit totaling $2.2 million in connection with its investments.
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

On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of its current and former senior executives (including its chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of common stock issued by the Company to its senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Circuit Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

in this action were dismissed. Plaintiffs filed a notice of appeal of their dismissal of their claims against the Company and all other defendants. Oral argument took place before the Court of Special Appeals of Maryland on December 9, 2015. On January 28, 2016, the Court of Special Appeals affirmed the order of the Circuit Court, holding that the Circuit Court properly dismissed plaintiffs' claims against all defendants, including the Company.

On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. A third party is entitled to a participation interest in all proceeds. Lennar has appealed the Court's judgment. The Court has granted Lennar's motion to stay the judgment pending appeal, subject to Lennar posting a required appeal bond, which has been posted. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. A court-ordered mediation took place on August 13, 2015, but it was unsuccessful. In the pending appeal before the United States Court of Appeals for the Fourth Circuit, the parties have filed their respective briefs. Oral argument has not yet been scheduled. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of any appeal.

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
Substantially all of the Company's real estate as well as assets collateralizing its loans receivable are located in the United States. As of December 31, 2015, the only states with a concentration greater than 10.0% were New York with 19.9% and California with 13.6%. As of December 31, 2015, the Company's portfolio contains concentrations in the following asset types: office/industrial 22.5%, land 22.7%, mixed use/mixed collateral 15.8% and hotel 10.6%.
The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have a material adverse effect on the Company. As of December 31, 2015, the Company's five largest borrowers or tenants collectively accounted for approximately $118 million of the Company's 2015 revenues, of which no single customer accounts for more than 6%.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014 ($ in thousands):

	Derivative Assets as of December 31,				Derivative Liabilities as of December 31,
	2015		2014		2015		2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$39	N/A	$—	N/A	$—	Other Liabilities	$478
Interest rate swaps	N/A	—	Other Assets	52	Other Liabilities	131	N/A	—
Total		$39		$52		$131		$478
Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$378	Other Assets	$1,534	N/A	$—	N/A	$—
Interest rate cap	Other Assets	1,105	Other Assets	4,775	N/A	—	N/A	—
Total		$1,483		$6,309		$—		$—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Year Ended December 31, 2015
Interest rate cap	Interest Expense	$—	$(626)	N/A
Interest rate cap	Earnings from equity investments	(13)	(1)	N/A
Interest rate swaps	Interest Expense	(537)	170	N/A
Interest rate swaps	Earnings from equity investments	(528)	(464)	N/A
Foreign exchange contracts	Earnings from equity investments	(124)	—	N/A
For the Year Ended December 31, 2014
Interest rate cap	Interest Expense	—	(56)	N/A
Interest rate cap	Other Expense	(2,984)	—	(3,634)
Interest rate cap	Earnings from equity method investments	(9)	—	N/A
Interest rate swaps	Interest Expense	(970)	(6)	N/A
Interest rate swap	Earnings from equity method investments	(753)	(420)	N/A
Foreign exchange contracts	Earnings from equity method investments	(471)	—	N/A
For the Year Ended December 31, 2013
Interest rate cap	Interest Expense	(1,517)	—	N/A
Interest rate swap	Interest Expense	869	(310)	N/A
Foreign exchange contracts	Earnings from equity method investments	393	—	N/A

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Years Ended December 31,
Derivatives not Designated in Hedging Relationships		2015	2014	2013
Interest rate cap	Other Expense	$(3,671)	$(1,347)	$—
Foreign exchange contracts	Other Expense	2,403	7,257	880
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. As of December 31, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated (Rs and $ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells INR/Buys USD Forward	₨	456,000	$6,553	December 2016
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of December 31, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($, €, and £ in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward	€5,700	$6,439	January 2016
Sells pound sterling ("GBP")/Buys USD Forward	£3,000	$4,557	January 2016
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations for loan investments or "Accumulated other comprehensive income (loss)," on its consolidated balance sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $(0.1) million, $0.1 million and $(2.0) million during the years ended December 31, 2015, 2014 and 2013, respectively, in its consolidated statements of operations.
Interest Rate Hedges—For derivatives designated as interest rate hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. The Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a $28.0 million secured term loan maturing in 2019. As of December 31, 2015, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$26,935	LIBOR + 2.00%	3.47%	October 2012	November 2019
For derivatives not designated as interest rate hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." In August 2013, the Company entered into an interest rate cap agreement to reduce exposure to expected increases in future interest rates and the resulting payments associated with variable interest rate debt. In June 2014, in connection with the full repayment and termination of the Company's February 2013 Secured Credit Facility referenced in Note 10, the Company realized amounts in earnings from other comprehensive income (loss) as a portion of a hedge related to the Company's variable rate debt was no longer expected to be highly effective.  The amount realized was a loss of $3.6 million recorded as a component of "Other expense" in the Company's consolidated statements of operations. As of December 31, 2015, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Over the next 12 months, the Company expects that $0.1 million related to terminated cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense and $0.5 million relating to other cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into earnings.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company reports derivative instruments on a gross basis in the consolidated financial statements. In connection with its foreign currency derivatives, which were in a liability position as of December 31, 2015 and 2014, the Company has posted collateral of $1.0 million and $3.0 million, respectively, which is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of December 31, 2015.

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of December 31, 2015 and 2014:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference	Rate per Annum	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	$25.00	8.00%	$2.00
E	5,600	0.001	25.00	7.875%	1.97
F	4,000	0.001	25.00	7.80%	1.95
G	3,200	0.001	25.00	7.65%	1.91
I	5,000	0.001	25.00	7.50%	1.88
J(3)	4,000	0.001	50.00	4.50%	2.25
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

(2)
The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the years ended December 31, 2015 and 2014. The Company declared and paid dividends of $9.0 million on its Series J Convertible Perpetual Preferred Stock during the years ended December 31, 2015 and 2014, respectively. All of the dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
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

High Performance Unit Program
In May 2002, the Company's shareholders approved the iStar HPU Program. The program entitled employee participants ("HPU Holders") to receive distributions if the total rate of return on the Company's common stock (share price appreciation plus dividends) exceeded certain performance thresholds over a specified valuation period. The Company established seven HPU plans that had valuation periods ending between 2002 and 2008 and the Company has not established any new HPU plans since 2005. HPU Holders purchased interests in the High Performance common stock for an aggregate initial purchase price of $9.8 million. The remaining four plans that had valuation periods which ended in 2005, 2006, 2007 and 2008, did not meet their required performance thresholds, none of the plans were funded and the Company redeemed the participants' units.
The 2002, 2003 and 2004 plans all exceeded their performance thresholds and were entitled to receive distributions equivalent to the amount of dividends payable on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively, of the Company's common stock as and when such dividends are paid on the Company's common stock. Each of these three plans has 5,000 shares of High Performance common stock associated with it, which was recorded as a separate class of stock within shareholders' equity

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

on the Company's consolidated balance sheets. High Performance common stock carries 0.25 votes per share. Net income allocable to common shareholders is reduced by the HPU holders' share of earnings.
In August 2015, the Company repurchased and retired all of its outstanding 14,888 HPUs, representing approximately 2.8 million common stock equivalents. The Company repurchased these HPUs at fair value from current and former employees through an arms-length exchange offer. HPU holders could elect to receive $9.30 in cash or 0.7 shares of iStar common stock, or a combination thereof, per common stock equivalent underlying the HPUs. Approximately 37% of the outstanding HPUs were exchanged for $9.8 million in cash and approximately 63% of the outstanding HPUs were exchanged for 1.2 million shares of iStar common stock with a fair value of $15.2 million, representing the number of shares issued at the closing price of the Company's common stock on August 13, 2015. The transaction value in excess of the HPUs carrying value of $9.8 million was recorded as a reduction to retained earnings (deficit) in the Company's consolidated statements of changes in equity.

Dividends—In order to maintain its qualification as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2014, the Company had $856.4 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2034 if unused. The amount of NOL carryforwards as of December 31, 2015 will be determined upon finalization of the Company's 2015 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The 2012 Tranche A-2 Facility and the 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards in the case of the 2015 Revolving Credit Facility), for so long as the Company maintains its qualification as a REIT. The 2012 Tranche A-2 Facility and the 2015 Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the years ended December 31, 2015 and 2014.

Stock Repurchase Program—In September 2015, the Company's Board of Directors approved an increase in the repurchase limit under the Company's previously approved stock repurchase program to $50.0 million. In December 2015, after having substantially utilized the availability approved in September 2015, the Company's Board of Directors authorized a new $50.0 million repurchase program. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. There were no stock repurchases during the year ended December 31, 2014. During the year ended December 31, 2015, the Company repurchased 5.7 million shares of its outstanding common stock for $70.3 million, at an average cost of $12.25 per share. As of December 31, 2015, the Company had remaining authorization to repurchase up to $48.7 million of common stock available to repurchase under its stock repurchase program. Subsequent to December 31, 2015, the Company repurchased 5.2 million shares of its outstanding common stock for $52.0 million, at an average cost of $10.10 per share. In February 2016, the Company's Board of Directors authorized a new $50.0 million repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of December 31,
	2015	2014
Unrealized gains (losses) on available-for-sale securities	$(125)	$2,983
Unrealized gains (losses) on cash flow hedges	(690)	(409)
Unrealized losses on cumulative translation adjustment	(4,036)	(3,545)
Accumulated other comprehensive income (loss)	$(4,851)	$(971)

Note 14—Stock-Based Compensation Plans and Employee Benefits

On May 22, 2014, the Company's shareholders approved the 2013 Performance Incentive Plan ("iPIP") which is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

compensation which has a direct relationship to the realized returns on investments included in the plan. In May 2014, the Company granted 73 iPIP points for the initial 2013-2014 investment pool and in February 2015, the Company granted an additional 10 points for the 2013-2014 investment pool and 34 iPIP points for the 2015-2016 investment pool. All decisions regarding the granting of points under iPIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors. The fair value of points is determined using a model that forecasts the Company's projected investment performance. The payout of iPIP is based on the amount of invested capital, investment performance and the Company's total shareholder return ("TSR") as compared to the average TSR of the NAREIT All REIT Index and the Russell 2000 Index during the relevant performance period for the investments in each pool. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. Point holders will not receive a distribution until the Company has received a full return of its capital plus a preferred return distribution, which is based on a preferred return hurdle rate of 9% per annum. Subject to certain vesting and employment requirements, point holders will be paid a combination of cash and stock. iPIP is a liability-classified award which will be remeasured each reporting period at fair value until the awards are settled. Compensation costs relating to iPIP are included in "General and administrative" in the Company's consolidated statements of operations. As of December 31, 2015 and 2014, the Company had accrued compensation costs relating to iPIP of $16.6 million and $7.8 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
The Company's shareholders approved the Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") which is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. A maximum of 8,000,000 shares of common stock may be awarded under the 2009 LTIP. All awards under the 2009 LTIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors.
The Company's 2006 Long-Term Incentive Plan (the "2006 LTIP") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisors of the Company. The 2006 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other share-based performance awards. A maximum of 4,550,000 shares of common stock may be subject to awards under the 2006 LTIP provided that the number of shares of common stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain anti-dilution provisions in the 2006 LTIP. All awards under this Plan are at the discretion of the Company's Board of Directors or a committee of the Board of Directors.
As of December 31, 2015, an aggregate of 3.7 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.
The Company's 2007 Incentive Compensation Plan ("Incentive Plan") was approved and adopted by the Company's Board of Directors in 2007 in order to establish performance goals for selected officers and other key employees and to determine bonuses that will be awarded to those officers and other key employees based on the extent to which they achieve those performance goals. Equity-based awards may be made under the Incentive Plan, subject to the terms of the Company's equity incentive plans.
Stock-Based Compensation—The Company recorded stock-based compensation expense of $12.0 million, $13.3 million and $19.3 million for the years ended December 31, 2015, 2014 and 2013 in "General and administrative" in the Company's consolidated statements of operations. As of December 31, 2015, there was $1.9 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 0.86 years.
Restricted Share Issuances
During the year ended December 31, 2015, the Company granted 318,482 shares of common stock to certain employees as part of annual incentive awards that included a mix of cash and shares. The weighted average grant date fair value per share of these share awards was $13.04 and the total fair value was $4.2 million. The shares are fully-vested and 189,241 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to two years from the date of grant.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units
Changes in non-vested restricted stock units ("Units") during the year ended December 31, 2015 were as follows (number of shares and $ in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of December 31, 2014	320	$12.57	$4,367
Granted	119	$13.65
Vested	(7)	$8.53
Forfeited	(6)	$14.66
Non-vested as of December 31, 2015	426	$12.90	$4,991
The total fair value of Units vested during the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $39.2 million and $31.6 million, respectively.
2015 Restricted Stock Unit Activity—During the year ended December 31, 2015, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
49,650 target amount of performance-based Units were granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The performance is based on the Company's TSR, measured over a performance period ending on December 31, 2017, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company’s TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of common stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these performance-based awards were 0.75% for risk-free interest rate and 28.14% for expected stock price volatility. As of December 31, 2015, 48,519 of such performance-based Units were outstanding.

•
64,196 service-based Units were granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2017, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of December 31, 2015, 61,557 of such service-based Units were outstanding.

•
4,751 service-based Units were granted on various dates to certain employees, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on the third anniversary of the grant date of the award, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of December 31, 2015, 4,751 of such service-based Units were outstanding.

As of December 31, 2015, the Company had the following additional stock-based compensation awards outstanding:

•
49,434 target amount of performance-based Units, granted on January 10, 2014, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest based on the Company’s TSR measured over a performance period ending on

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

•
4,000 service-based Units granted on May 14, 2013, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on May 14, 2016, three years from the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

Directors' Awards—Non-employee directors are awarded common stock equivalents ("CSEs") or restricted stock awards ("RSAs") at the time of the annual shareholders' meeting in consideration for their services on the Company's Board of Directors. During the year ended December 31, 2015, the Company awarded to non-employee Directors a combined 50,360 CSEs and RSAs at a fair value per share of $14.40 at the time of grant. These CSEs and RSAs have a one year vesting period and pay dividends, if any, in an amount equal to the dividends paid on the equivalent number of shares of the Company's common stock from the date of grant, as and when dividends are paid on common stock. In addition, during the year ended December 31, 2015, the Company issued an additional 7,494 RSAs to a non-employee Director, who joined the Company's Board of Directors in July 2015, pursuant to the Company's Non-Employee Directors Deferral Plan, at a fair value per share of $13.09 at the time of grant. As of December 31, 2015, a total of 296,755 CSEs and RSAs of the Company' common stock granted to members of the Company's Board of Directors remained outstanding under such Plan, with an aggregate intrinsic value of $3.5 million.

401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company's Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual compensation. The Company made gross contributions of $1.0 million for the year ended December 31, 2015 and $0.9 million each year for the years ended December 31, 2014 and 2013.

Note 15—Earnings Per Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. HPU holders were current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. These HPU units were treated as a separate class of common stock. All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 13).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations	$(99,973)	$(74,178)	$(220,768)
Income from sales of real estate	93,816	89,943	86,658
Net (income) loss attributable to noncontrolling interests	3,722	704	(718)
Preferred dividends	(51,320)	(51,320)	(49,020)
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for basic earnings per common share	$(53,755)	$(34,851)	$(183,848)

	For the Years Ended December 31,
	2015	2014	2013
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(52,675)	$(33,722)	$(177,907)
Income (loss) from discontinued operations	—	—	623
Gain from discontinued operations	—	—	21,515
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(52,675)	$(33,722)	$(155,769)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	84,987	85,031	84,990
Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.62)	$(0.40)	$(2.09)
Income (loss) from discontinued operations	—	—	0.01
Gain from discontinued operations	—	—	0.25
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.62)	$(0.40)	$(1.83)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2015	2014	2013
Earnings allocable to HPUs (1):
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to HPU holders	$(1,080)	$(1,129)	$(5,941)
Income (loss) from discontinued operations	—	—	21
Gain from discontinued operations	—	—	718
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$(1,080)	$(1,129)	$(5,202)
Denominator for basic and diluted earnings per HPU share:
Weighted average HPUs outstanding for basic and diluted earnings per share	9	15	15
Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to HPU holders	$(120.00)	$(75.27)	$(396.07)
Income (loss) from discontinued operations	—	—	1.40
Gain from discontinued operations	—	—	47.87
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$(120.00)	$(75.27)	$(346.80)
_______________________________________________________________________________

(1)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 13).

For the years ended December 31, 2015, 2014 and 2013, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands):

	For the Years Ended December 31,
	2015(1)	2014(1)	2013(1)
Joint venture shares	298	298	298
3.00% convertible senior unsecured notes	16,992	16,992	16,992
Series J convertible perpetual preferred stock	15,635	15,635	15,635
1.50% convertible senior unsecured notes	11,567	11,567	11,567
_______________________________________________________________________________

(1)	For the years ended December 31, 2015, 2014 and 2013, the effect of the Company's unvested Units, performance-based Units and CSEs were anti-dilutive.

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
Notes to Consolidated Financial Statements (Continued)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2015
Recurring basis:
Derivative assets(1)	$1,522	$—	$1,522	$—
Derivative liabilities(1)	131	—	131	—
Available-for-sale securities(1)	1,161	—	—	1,161
Non-recurring basis:
Impaired loans(2)	3,200	—	—	3,200
As of December 31, 2014
Recurring basis:
Derivative assets(1)	$6,361	$—	$6,361	$—
Derivative liabilities(1)	478	—	478	—
Available-for-sale securities(1)	7,906	7,906	—	—
Non-recurring basis:
Impaired loans(3)	37,169	—	—	37,169
Impaired real estate(4)	7,102	—	—	7,102
_______________________________________________________________________________

(1)	The fair value of the Company's derivatives and available-for-sale securities are based upon third-party broker quotes.

(2)	The Company recorded a provision for loan losses on one loan with a fair value of $3.2 million based on a discounted cash flow analysis.

(3)
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

(4)	The Company recorded impairment on one real estate asset with a fair value of $7.1 million based on a discount rate of 15.0% using discounted cash flows over a 10 year lease term.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.6 billion and $4.3 billion, respectively, as of December 31, 2015 and $1.4 billion and $4.1 billion, respectively, as of December 31, 2014. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
Given the nature of certain assets and liabilities, clearly determinable market based valuation inputs are often not available, therefore, these assets and liabilities are valued using internal valuation techniques. Subjectivity exists with respect to these internal valuation techniques, therefore, the fair values disclosed may not ultimately be realized by the Company if the assets were sold or the liabilities were settled with third parties. The methods the Company used to estimate the fair values presented in the table above are described more fully below for each type of asset and liability.
Derivatives—The Company uses interest rate swaps, interest rate caps and foreign exchange contracts to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

as collateral postings, thresholds, mutual puts and guarantees. The Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.
Impaired loans—The Company's loans identified as being impaired are nearly all collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make judgments in respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual revenue growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider market comparables if available. In more limited cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist, and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy.
Impaired real estate—If the Company determines a real estate asset available and held for sale is impaired, it records an impairment charge to adjust the asset to its estimated fair market value less costs to sell. Due to the nature of individual real estate properties, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make judgments with respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual market rate growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider market comparables if available. In more limited cases, the Company obtains external "as is" appraisals for real estate assets and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy. Additionally, in certain cases, if the Company is under contract to sell an asset, it will mark the asset to the contracted sales price less costs to sell. The Company considers this to be a Level 3 input under the fair value hierarchy.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Reporting

The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Finance, Net Lease, Operating Properties and Land and Development. The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans and real estate related securities. The Net Lease segment includes all of the Company's activities related to the ownership and leasing of corporate facilities. The Operating Properties segment includes all of the Company's activities and operations related to its commercial and residential properties. The Land and Development segment includes the Company's activities related to its developable land portfolio.
The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Year Ended December 31, 2015
Operating lease income	$—	$151,481	$77,454	$785	$—	$229,720
Interest income	134,687	—	—	—	—	134,687
Other income	9,737	357	34,637	1,219	3,981	49,931
Land development revenue	—	—	—	100,216	—	100,216
Earnings (loss) from equity method investments	—	5,221	1,663	16,683	8,586	32,153
Income from sales of real estate	—	40,082	53,734	—	—	93,816
Total revenue and other earnings	144,424	197,141	167,488	118,903	12,567	640,523
Real estate expense	—	(21,855)	(95,888)	(29,007)	—	(146,750)
Land development cost of sales	—	—	—	(67,382)	—	(67,382)
Other expense	(2,291)	—	—	—	(4,083)	(6,374)
Allocated interest expense	(57,109)	(66,504)	(28,014)	(32,087)	(40,925)	(224,639)
Allocated general and administrative(2)	(13,128)	(15,569)	(6,988)	(11,488)	(22,091)	(69,264)
Segment profit (loss) (3)	$71,896	$93,213	$36,598	$(21,061)	$(54,532)	$126,114
Other significant non-cash items:
Provision for loan losses	$36,567	$—	$—	$—	$—	$36,567
Impairment of assets	—	—	5,935	4,589	—	10,524
Depreciation and amortization	—	38,138	24,548	1,422	1,139	65,247
Capitalized expenditures	—	4,195	84,103	94,971	—	183,269

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Year Ended December 31, 2014:
Operating lease income	$—	$151,934	$90,331	$835	$—	$243,100
Interest income	122,704	—	—	—	—	122,704
Other income	21,217	4,437	42,000	3,327	10,052	81,033
Land development revenue	—	—	—	15,191	—	15,191
Earnings (loss) from equity method investments	—	3,260	1,669	14,966	75,010	94,905
Income from sales of real estate	—	6,206	83,737	—	—	89,943
Total revenue and other earnings	143,921	165,837	217,737	34,319	85,062	646,876
Real estate expense	—	(22,967)	(113,504)	(26,918)	—	(163,389)
Land development cost of sales	—	—	—	(12,840)	—	(12,840)
Other expense	(243)	—	—	—	(6,097)	(6,340)
Allocated interest expense	(58,043)	(72,089)	(39,535)	(29,432)	(25,384)	(224,483)
Allocated general and administrative(2)	(13,211)	(16,603)	(9,608)	(13,062)	(22,489)	(74,973)
Segment profit (loss) (3)	$72,424	$54,178	$55,090	$(47,933)	$31,092	$164,851
Other significant non-cash items:
Recovery of loan losses	$(1,714)	$—	$—	$—	$—	$(1,714)
Impairment of assets	—	3,689	8,131	22,814	—	34,634
Depreciation and amortization	—	38,841	32,142	1,440	1,148	73,571
Capitalized expenditures	—	3,933	61,186	80,119	—	145,238

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

Year Ended December 31, 2013
Operating lease income	$—	$147,313	$86,352	$902	$—	$234,567
Interest income	108,015	—	—	—	—	108,015
Other income	4,748	250	38,164	1,474	3,572	48,208
Earnings (loss) from equity method investments	—	2,699	5,546	(5,331)	38,606	41,520
Income from sales of real estate	—	—	82,603	4,055	—	86,658
Income (loss) from discontinued operations(4)	—	1,484	1,251	—	—	2,735
Gain from discontinued operations	—	3,395	18,838	—	—	22,233
Total revenue and other earnings	112,763	155,141	232,754	1,100	42,178	543,936
Real estate expense	—	(22,565)	(101,044)	(33,832)	—	(157,441)
Other expense	(1,625)	—	—	—	(6,425)	(8,050)
Allocated interest expense(5)	(74,377)	(80,034)	(49,114)	(30,368)	(32,332)	(266,225)
Allocated general and administrative(2)	(13,186)	(14,330)	(9,189)	(12,365)	(23,783)	(72,853)
Segment profit (loss) (3)	$23,575	$38,212	$73,407	$(75,465)	$(20,362)	$39,367
Other significant non-cash items:
Provision for loan losses	$5,489	$—	$—	$—	$—	$5,489
Impairment of assets(5)	—	1,176	12,449	728	—	14,353
Loss on transfer of interest to unconsolidated subsidiary	—	—	—	7,373	—	7,373
Depreciation and amortization(5)	—	38,582	30,599	1,105	1,244	71,530
Capitalized expenditures	—	34,076	41,131	36,346	—	111,553

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
As of December 31, 2015
Real estate
Real estate, net	—	1,112,479	481,504	—	—	1,593,983
Real estate available and held for sale	—	—	137,274	—	—	137,274
Total real estate	—	1,112,479	618,778	—	—	1,731,257
Land and development	—	—	—	1,001,963	—	1,001,963
Loans receivable and other lending investments, net	1,601,985	—	—	—	—	1,601,985
Other investments	—	69,096	11,124	100,419	73,533	254,172
Total portfolio assets	$1,601,985	$1,181,575	$629,902	$1,102,382	$73,533	4,589,377
Cash and other assets						1,033,515
Total assets						$5,622,892

As of December 31, 2014
Real estate, net	—	1,188,160	628,271	—	—	1,816,431
Real estate available and held for sale	—	4,521	162,782	—	—	167,303
Total real estate	—	1,192,681	791,053	—	—	1,983,734
Land and development	—	—	—	978,962	—	978,962
Loans receivable and other lending investments, net	1,377,843	—	—	—	—	1,377,843
Other investments	—	125,360	13,220	106,155	109,384	354,119
Total portfolio assets	$1,377,843	$1,318,041	$804,273	$1,085,117	$109,384	4,694,658
Cash and other assets						768,475
Total assets						$5,463,133
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

(2)	General and administrative excludes stock-based compensation expense of $12.0 million, $13.3 million and $19.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Segment profit	$126,114	$164,851	$39,367
Less: (Provision for) recovery of loan losses	(36,567)	1,714	(5,489)
Less: Impairment of assets(4)	(10,524)	(34,634)	(14,353)
Less: Loss on transfer of interest to unconsolidated subsidiary	—	—	(7,373)
Less: Depreciation and amortization(4)	(65,247)	(73,571)	(71,530)
Less: Stock-based compensation expense	(12,013)	(13,314)	(19,261)
Less: Income tax (expense) benefit(4)	(7,639)	(3,912)	596
Less: Loss on early extinguishment of debt, net	(281)	(25,369)	(33,190)
Net income (loss)	$(6,157)	$15,765	$(111,233)

(4)	For the year ended December 31, 2013 excludes certain amounts reclassified to discontinued operations in the Company's consolidated statements of operations.

(5)	For the year ended December 31, 2013 includes related amounts reclassified to discontinued operations in the Company's consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 18—Quarterly Financial Information (Unaudited)
The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2015:
Revenue	$172,025	$120,487	$109,185	$112,857
Net income (loss)	$19,974	$5,958	$(19,776)	$(12,313)
Earnings per common share data(1):
Net income (loss) attributable to iStar Inc.
Basic(2)	$7,685	$(6,072)	$(30,950)	$(22,553)
Diluted(2)	$7,684	$(6,072)	$(30,950)	$(22,553)
Earnings per share
Basic and diluted	$0.09	$(0.07)	$(0.36)	$(0.26)
Weighted average number of common shares
Basic	83,162	85,766	85,541	85,497
Diluted	83,581	85,766	85,541	85,497
Earnings per HPU share data(1):
Net income (loss) attributable to iStar Inc.
Basic and diluted	$—	$(94)	$(1,027)	$(749)
Earnings per share
Basic and diluted	$—	$(13.41)	$(68.47)	$(49.93)
Weighted average number of HPU shares—basic and diluted	—	7	15	15

2014:
Revenue	$109,950	$113,486	$129,843	$108,749
Net income (loss)	$(1,955)	$35,491	$(3,594)	$(14,177)
Earnings per common share data(1):
Net income (loss) attributable to iStar Inc.
Basic(2)	$(13,270)	$22,327	$(16,207)	$(26,572)
Diluted(2)	$(13,270)	$27,608	$(16,207)	$(26,572)
Earnings per share
Basic	$(0.16)	$0.26	$(0.19)	$(0.31)
Diluted	$(0.16)	$0.21	$(0.19)	$(0.31)
Weighted average number of common shares
Basic	85,188	85,163	84,916	84,819
Diluted	85,188	130,160	84,916	84,819
Earnings per HPU share data(1):
Net income (loss) attributable to iStar Inc.
Basic	$(442)	$744	$(542)	$(889)
Diluted	$(442)	$602	$(542)	$(889)
Earnings per share
Basic	$(29.47)	$49.60	$(36.13)	$(59.27)
Diluted	$(29.47)	$40.13	$(36.13)	$(59.27)
Weighted average number of HPU shares—basic and diluted	15	15	15	15
_______________________________________________________________________________
(1) Basic and diluted EPS are computed independently based on the weighted-average shares of common stock and stock equivalents outstanding for each period. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

(2)
For the quarter ended December 31, 2015 includes net income attributable to iStar Inc. and allocable to Participating Security Holders of $5 and $5 on a basic and dilutive basis, respectively. For the quarter ended September 30, 2014, includes net income attributable to iStar Inc. and allocable to Participating Security Holders of $2 and $2 on a basic and dilutive basis, respectively.

iStar Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
($ in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2013
Reserve for loan losses(1)(2)	$524,499	$5,489	$—	$(152,784)	$377,204
Allowance for doubtful accounts(2)	5,596	261	—	—	5,857
Allowance for deferred tax assets(2)	40,880	(4,473)	19,855	—	56,262
	$570,975	$1,277	$19,855	$(152,784)	$439,323
For the Year Ended December 31, 2014
Reserve for loan losses(1)(2)	$377,204	$(1,714)	$—	$(277,000)	$98,490
Allowance for doubtful accounts(2)	5,857	2,074	—	(4,285)	3,646
Allowance for deferred tax assets(2)	56,262	(6,246)	4,302	—	54,318
	$439,323	$(5,886)	$4,302	$(281,285)	$156,454
For the Year Ended December 31, 2015
Reserve for loan losses(1)(2)	$98,490	$36,567	$—	$(26,892)	$108,165
Allowance for doubtful accounts(2)	3,646	1,359	—	(1,621)	3,384
Allowance for deferred tax assets(2)	54,318	(310)	(98)	—	53,910
	$156,454	$37,616	$(98)	$(28,513)	$165,459
_____________________________________________________________

(1)	Refer to Note 6 to the Company's consolidated financial statements.

(2)	Refer to Note 3 to the Company's consolidated financial statements.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2015
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Arizona	OAZ002	—	(1)	1,033	6,652	980	1,033	7,632	8,665	3,133	1999	40.0
Arizona	OAZ003	—	(1)	1,033	6,652	287	1,033	6,939	7,972	2,766	1999	40.0
Arizona	OAZ004	—	(1)	1,033	6,652	205	1,033	6,857	7,890	2,755	1999	40.0
Arizona	OAZ005	—		701	4,339	—	701	4,339	5,040	1,754	1999	40.0
California	OCA002	—	(1)	4,139	5,064	1,596	4,139	6,660	10,799	2,512	2002	40.0
Colorado	OCO001	—		1,757	16,930	6,503	1,757	23,433	25,190	9,943	1999	40.0
Colorado	OCO002	3,860	(1)	—	16,752	48	—	16,800	16,800	5,776	2002	40.0
Florida	OFL001	—		2,517	14,484	7,477	2,517	21,961	24,478	3,026	2010	40.0
Georgia	OGA001	—		905	6,744	177	905	6,921	7,826	3,169	1999	40.0
Georgia	OGA002	—		5,709	49,091	25,480	5,709	74,571	80,280	27,262	1999	40.0
Maryland	OMD001	11,111	(1)	1,800	18,706	743	1,800	19,449	21,249	6,555	2002	40.0
Massachusetts	OMA001	10,997	(1)	1,600	21,947	285	1,600	22,232	23,832	7,704	2002	40.0
New Jersey	ONJ001	51,794		7,726	74,429	10	7,724	74,441	82,165	24,308	2002	40.0
New Jersey	ONJ002	9,743	(1)	1,008	13,763	180	1,008	13,943	14,951	4,069	2004	40.0
New Jersey	ONJ003	13,290	(1)	2,456	28,955	774	2,456	29,729	32,185	8,724	2004	40.0
Pennsylvania	OPA001	—	(1)	690	26,098	(49)	690	26,049	26,739	9,307	2001	40.0
Texas	OTX001	—	(1)	1,364	10,628	5,739	2,373	15,358	17,731	6,144	1999	40.0
Texas	OTX002	—		1,233	15,160	153	1,233	15,313	16,546	5,864	1999	40.0
Texas	OTX004	—		1,230	5,660	887	1,230	6,547	7,777	2,459	1999	40.0
Wisconsin	OWI001	—		1,875	13,914	(6,147)	1,875	7,767	9,642	4,818	1999	40.0
Subtotal		$100,795		$39,809	$362,620	$45,328	$40,816	$406,941	$447,757	$142,048
INDUSTRIAL FACILITIES:
Arizona	IAZ001	—		2,519	7,481	1,435	2,519	8,916	11,435	1,654	2009	40.0
Arizona	IAZ002	—		3,279	5,221	3,218	3,279	8,439	11,718	1,745	2009	40.0
California	ICA001	17,425	(1)	11,635	19,515	5,943	11,635	25,458	37,093	5,132	2007	40.0
California	ICA005	—	(1)	654	4,591	2,099	654	6,690	7,344	3,057	1999	40.0
California	ICA006	—	(1)	1,086	7,964	2,876	1,086	10,840	11,926	5,057	1999	40.0
California	ICA007	—	(1)	4,880	12,367	3,550	4,880	15,917	20,797	6,141	1999	40.0
California	ICA008	—	(1)	6,857	8,378	1,643	6,856	10,022	16,878	3,676	2002	40.0
California	ICA012	—	(1)	3,044	3,716	3,677	3,044	7,393	10,437	2,662	2002	40.0
California	ICA013	—	(1)	2,633	3,219	290	2,633	3,509	6,142	1,331	2002	40.0
California	ICA014	—	(1)	4,600	5,627	4,114	4,600	9,741	14,341	2,697	2002	40.0
California	ICA015	—	(1)	5,617	6,877	5,501	5,619	12,376	17,995	7,368	2002	40.0
California	ICA016	26,935		15,708	27,987	7,619	15,708	35,606	51,314	16,343	2004	40.0
California	ICA017	—		808	8,306	588	808	8,894	9,702	3,469	1999	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2015
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Colorado	ICO001	—	(1)	832	1,379	—	832	1,379	2,211	323		2006	40.0
Florida	IFL002	15,095	(1)	3,510	20,846	8,279	3,510	29,125	32,635	5,523		2007	40.0
Florida	IFL004	—	(1)	3,048	8,676	—	3,048	8,676	11,724	3,506		1999	40.0
Florida	IFL005	—	(1)	1,612	4,586	(1,408)	1,241	3,549	4,790	891		1999	40.0
Florida	IFL006	—		1,476	4,198	(4,497)	450	727	1,177	606		1999	40.0
Georgia	IGA001	13,139	(1)	2,791	24,637	349	2,791	24,986	27,777	5,112		2007	40.0
Indiana	IIN001	—	(1)	462	9,224	—	462	9,224	9,686	2,596		2007	40.0
Massachusetts	IMA001	18,077	(1)	7,439	21,774	10,979	7,439	32,753	40,192	6,209		2007	40.0
Michigan	IMI001	—	(1)	598	9,814	1	598	9,815	10,413	2,790		2007	40.0
Minnesota	IMN001	—	(1)	403	1,147	(344)	1,206	—	1,206	—		1999	40.0
Minnesota	IMN002	—	(1)	6,705	17,690	—	6,225	18,170	24,395	4,956		2005	40.0
New Jersey	INJ001	20,966	(1)	8,368	15,376	21,141	8,368	36,517	44,885	6,998		2007	40.0
Texas	ITX004	13,045	(1)	1,631	27,858	(416)	1,631	27,442	29,073	5,557		2007	40.0
Texas	ITX005	—		1,314	8,903	46	1,314	8,949	10,263	3,613		1999	40.0
Virginia	IVA001	14,070	(1)	2,619	28,481	142	2,619	28,623	31,242	5,854		2007	40.0
Subtotal		$138,752		$106,128	$325,838	$76,825	$105,055	$403,736	$508,791	$114,866
LAND:
Arizona	LAZ002	—	(1)	13,170	5,144	—	13,170	5,144	18,314	600	(3)	2011	0.0
Arizona	LAZ003	—		1,400	—	—	1,400	—	1,400	—		2011	0.0
Arizona	LAZ001	—		96,700	—	—	96,700	—	96,700	—		2010	0.0
California	LCA002	—		28,464	2,836	(11,000)	17,464	2,836	20,300	2,836		2010	0.0
California	LCA003	—		87,300	—	(4,998)	82,302	—	82,302	—		2009	0.0
California	LCA004	—		68,155	—	(20,942)	47,213	—	47,213	—		2000	0.0
California	LCA005	—		84,100	—	8,625	92,725	—	92,725	—		2010	0.0
California	LCA006	—		59,100	—	—	59,100	—	59,100	—		2010	0.0
Florida	LFA001	—		7,600	—	—	7,600	—	7,600	—		2009	0.0
Florida	LFA002	—		8,100	—	—	8,100	—	8,100	—		2009	0.0
Florida	LFA007	—		5,883	—	235	5,883	235	6,118	—		2014	0.0
Florida	LFA006	—		9,300	—	(129)	9,171	—	9,171	—		2012	0.0
Florida	LFA003	—		26,600	—	39,572	26,600	39,572	66,172	—		2010	0.0
Florida	LFA004	—		10,440	—	—	10,440	—	10,440	—		2013	0.0
Florida	LFA005	—		9,300	—	—	9,300	—	9,300	—		2010	0.0
Georgia	LGA001	—		3,800	—	—	3,800	—	3,800			2013	0.0
Georgia	LGA002	—		1,400	—	—	1,400	—	1,400			2013	0.0
Maryland	LMD001	—		102,938	—	—	102,938	—	102,938	—		2009	0.0
Maryland	LMD002	—	(1)	2,486	—	—	2,486	—	2,486	361		1999	70.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2015
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Michigan	LMI001	—		5,374	—	—	5,374	—	5,374	—		2007	0.0
New Jersey	LNJ001	—		43,300	—	70,231	113,531	—	113,531	313	(3)	2009	0.0
New York	LNY002	—		58,900	—	(9,506)	49,394	—	49,394	—		2011	0.0
New York	LNY003	—		3,277	—	7,435	3,277	7,435	10,712	—		2013	0.0
New York	LNY001	—		52,461	—	2,525	52,461	2,525	54,986	—		2009	0.0
Oregon	LOR002	—		20,326	—	(8,924)	11,402	—	11,402	—		2012	0.0
Texas	LTX001	—	(1)	3,375	—	—	3,375	—	3,375	—		2005	0.0
Texas	LTX002	—	(1)	3,621	—	—	3,621	—	3,621	—		2005	0.0
Virginia	LVA001	—		72,138	—	28,925	101,063	—	101,063	1,958	(3)	2009	0.0
Subtotal		$—		$889,008	$7,980	$102,049	$941,290	$57,747	$999,037	$6,068
ENTERTAINMENT:
Alabama	EAL001	—		277	359	(3)	277	356	633	106		2004	40.0
Alabama	EAL002	—		319	414	—	319	414	733	122		2004	40.0
Arizona	EAZ001	—		793	1,027	—	793	1,027	1,820	303		2004	40.0
Arizona	EAZ002	—		521	673	(4)	521	669	1,190	199		2004	40.0
Arizona	EAZ003	—		305	394	(3)	305	391	696	117		2004	40.0
Arizona	EAZ004	—		630	815	—	630	815	1,445	241		2004	40.0
Arizona	EAZ005	—		590	764	—	590	764	1,354	226		2004	40.0
Arizona	EAZ006	—		476	616	(4)	476	612	1,088	182		2004	40.0
Arizona	EAZ007	—		654	845	(6)	654	839	1,493	250		2004	40.0
Arizona	EAZ008	—		666	862	(6)	666	856	1,522	255		2004	40.0
Arizona	EAZ009	—		460	596	—	460	596	1,056	176		2004	40.0
California	ECA001	—		1,097	1,421	—	1,097	1,421	2,518	419		2004	40.0
California	ECA002	—		434	560	1	434	561	995	166		2004	40.0
California	ECA003	—		332	429	—	332	429	761	127		2004	40.0
California	ECA005	—		676	876	—	676	876	1,552	259		2004	40.0
California	ECA006	—		720	932	—	720	932	1,652	275		2004	40.0
California	ECA007	—		574	743	(5)	574	738	1,312	220		2004	40.0
California	ECA008	—		392	508	(4)	392	504	896	150		2004	40.0
California	ECA009	—		358	464	(3)	358	461	819	137		2004	40.0
California	ECA010	—	(1)	—	18,000	—	—	18,000	18,000	5,184		2003	40.0
California	ECA011	—		852	1,101	(8)	852	1,093	1,945	326		2004	40.0
California	ECA012	—		1,572	2,034	1	1,572	2,035	3,607	601		2004	40.0
California	ECA013	—		—	1,953	25,772	—	27,725	27,725	4,735		2008	40.0
California	ECA014	—		659	852	(6)	659	846	1,505	252		2004	40.0
California	ECA015	—		562	729	—	562	729	1,291	215		2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2015
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
California	ECA004	—		1,642	2,124	(16)	1,642	2,108	3,750	628	2004	40.0
Colorado	ECO002	—		640	827	1	640	828	1,468	244	2004	40.0
Colorado	ECO003	—		729	944	—	729	944	1,673	279	2004	40.0
Colorado	ECO004	—		536	694	(5)	536	689	1,225	205	2004	40.0
Colorado	ECO006	—		901	1,165	(9)	901	1,156	2,057	345	2004	40.0
Connecticut	ECT001	—		1,097	1,420	(10)	1,097	1,410	2,507	420	2004	40.0
Connecticut	ECT002	—		330	426	—	330	426	756	126	2004	40.0
Delaware	EDE001	—		1,076	1,390	4	1,076	1,394	2,470	411	2004	40.0
Florida	EFL001	—	(1)	—	41,809	—	—	41,809	41,809	16,742	2005	27.0
Florida	EFL002	—		412	531	(3)	412	528	940	157	2004	40.0
Florida	EFL003	—	(1)	6,550	—	17,118	6,533	17,135	23,668	3,710	2006	40.0
Florida	EFL004	—		1,067	1,382	—	1,067	1,382	2,449	408	2004	40.0
Florida	EFL006	—		401	520	—	401	520	921	153	2004	40.0
Florida	EFL007	—		507	655	(5)	507	650	1,157	194	2004	40.0
Florida	EFL008	—		282	364	(3)	282	361	643	108	2004	40.0
Florida	EFL009	—		352	455	—	352	455	807	134	2004	40.0
Florida	EFL011	—		437	567	—	437	567	1,004	167	2004	40.0
Florida	EFL012	—		532	689	—	532	689	1,221	203	2004	40.0
Florida	EFL014	—		486	629	—	486	629	1,115	186	2004	40.0
Florida	EFL016	—		497	643	(5)	497	638	1,135	190	2004	40.0
Florida	EFL018	—		643	833	(6)	643	827	1,470	246	2004	40.0
Florida	EFL019	—		4,200	18,272	—	4,200	18,272	22,472	4,954	2005	40.0
Florida	EFL020	—		551	714	(6)	551	708	1,259	211	2004	40.0
Florida	EFL021	—		364	470	(3)	364	467	831	139	2004	40.0
Florida	EFL022	—		507	656	—	507	656	1,163	194	2004	40.0
Florida	EFL023	—		—	19,337	—	—	19,337	19,337	5,243	2005	40.0
Georgia	EGA001	—		510	660	(5)	510	655	1,165	195	2004	40.0
Georgia	EGA002	—		286	371	—	286	371	657	109	2004	40.0
Georgia	EGA003	—		474	613	—	474	613	1,087	181	2004	40.0
Georgia	EGA004	—		581	752	—	581	752	1,333	222	2004	40.0
Georgia	EGA005	—		718	930	(7)	718	923	1,641	275	2004	40.0
Georgia	EGA006	—		546	706	—	546	706	1,252	209	2004	40.0
Georgia	EGA007	—		502	651	(5)	502	646	1,148	192	2004	40.0
Illinois	EIL001	—		335	434	—	335	434	769	128	2004	40.0
Illinois	EIL002	—		481	622	—	481	622	1,103	184	2004	40.0
Illinois	EIL003	—		8,803	57	30,479	8,803	30,536	39,339	6,347	2006	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2015
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Illinois	EIL004	—		433	560	(5)	433	555	988	166	2004	40.0
Illinois	EIL005	—		431	557	(4)	431	553	984	165	2004	40.0
Indiana	EIN001	—		542	701	(5)	542	696	1,238	207	2004	40.0
Kentucky	EKY001	—		417	539	—	417	539	956	159	2004	40.0
Kentucky	EKY002	—		365	473	(3)	365	470	835	140	2004	40.0
Maryland	EMD001	—		428	554	—	428	554	982	163	2004	40.0
Maryland	EMD002	—		575	745	—	575	745	1,320	220	2004	40.0
Maryland	EMD003	—		362	468	(3)	362	465	827	138	2004	40.0
Maryland	EMD004	—		884	1,145	(9)	884	1,136	2,020	338	2004	40.0
Maryland	EMD006	—		399	518	(4)	399	514	913	153	2004	40.0
Maryland	EMD007	—		649	839	(6)	649	833	1,482	248	2004	40.0
Maryland	EMD008	—		366	473	(3)	366	470	836	140	2004	40.0
Maryland	EMD009	—		398	516	(4)	398	512	910	152	2004	40.0
Maryland	EMD011	—		1,126	1,458	—	1,126	1,458	2,584	430	2004	40.0
Massachusetts	EMA001	—		523	678	(6)	523	672	1,195	200	2004	40.0
Massachusetts	EMA002	—		548	711	—	548	711	1,259	210	2004	40.0
Massachusetts	EMA003	—		519	672	(5)	519	667	1,186	199	2004	40.0
Massachusetts	EMA004	—		344	445	—	344	445	789	131	2004	40.0
Michigan	EMI002	—		516	667	(5)	516	662	1,178	197	2004	40.0
Michigan	EMI003	—		554	718	—	554	718	1,272	212	2004	40.0
Michigan	EMI004	—		387	500	(4)	387	496	883	148	2004	40.0
Michigan	EMI005	—		533	691	(6)	533	685	1,218	204	2004	40.0
Minnesota	EMN001	—		666	861	(6)	666	855	1,521	255	2004	40.0
Minnesota	EMN002	—	(1)	2,962	—	17,164	2,962	17,164	20,126	3,732	2006	40.0
Minnesota	EMN004	—	(1)	2,437	8,715	2,098	2,437	10,813	13,250	2,709	2006	40.0
Missouri	EMO001	—		334	432	—	334	432	766	128	2004	40.0
Missouri	EMO004	—		878	1,139	—	878	1,139	2,017	336	2004	40.0
New Jersey	ENJ001	—		1,560	2,019	(15)	1,560	2,004	3,564	597	2004	40.0
New Jersey	ENJ002	—		830	1,075	—	830	1,075	1,905	317	2004	40.0
Nevada	ENV001	—		440	569	(4)	440	565	1,005	168	2004	40.0
New York	ENY001	—		603	779	(6)	603	773	1,376	230	2004	40.0
New York	ENY002	—		442	571	—	442	571	1,013	169	2004	40.0
New York	ENY004	—		385	499	(3)	385	496	881	147	2004	40.0
New York	ENY005	—		350	453	—	350	453	803	134	2004	40.0
New York	ENY007	—		494	640	—	494	640	1,134	189	2004	40.0
New York	ENY006	—		326	421	1	326	422	748	125	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2015
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
New York	ENY008	—	320	414	(3)	320	411	731	122	2004	40.0
New York	ENY009	—	399	516	(4)	399	512	911	153	2004	40.0
New York	ENY010	—	959	1,240	(9)	959	1,231	2,190	367	2004	40.0
New York	ENY011	—	587	761	—	587	761	1,348	225	2004	40.0
New York	ENY012	—	521	675	(5)	521	670	1,191	199	2004	40.0
New York	ENY013	—	711	920	—	711	920	1,631	272	2004	40.0
New York	ENY014	—	558	723	(6)	558	717	1,275	214	2004	40.0
New York	ENY015	—	747	967	—	747	967	1,714	286	2004	40.0
New York	ENY016	—	683	885	(7)	683	878	1,561	261	2004	40.0
New York	ENY017	—	1,492	1,933	—	1,492	1,933	3,425	570	2004	40.0
New York	ENY018	—	1,471	1,904	(14)	1,471	1,890	3,361	563	2004	40.0
North Carolina	ENC001	—	397	513	—	397	513	910	152	2004	40.0
North Carolina	ENC002	—	476	615	(4)	476	611	1,087	182	2004	40.0
North Carolina	ENC003	—	410	530	(4)	410	526	936	157	2004	40.0
North Carolina	ENC004	—	402	520	(4)	402	516	918	154	2004	40.0
North Carolina	ENC005	—	948	1,227	—	948	1,227	2,175	362	2004	40.0
North Carolina	ENC006	—	259	336	(3)	259	333	592	99	2004	40.0
North Carolina	ENC007	—	349	452	—	349	452	801	133	2004	40.0
North Carolina	ENC008	—	640	828	—	640	828	1,468	245	2004	40.0
North Carolina	ENC009	—	409	531	—	409	531	940	157	2004	40.0
North Carolina	ENC010	—	965	1,249	(10)	965	1,239	2,204	369	2004	40.0
North Carolina	ENC011	—	475	615	—	475	615	1,090	182	2004	40.0
North Carolina	ENC012	—	494	638	(4)	494	634	1,128	189	2004	40.0
Ohio	EOH001	—	434	562	—	434	562	996	166	2004	40.0
Ohio	EOH002	—	967	1,252	(9)	967	1,243	2,210	370	2004	40.0
Ohio	EOH003	—	281	365	(3)	281	362	643	108	2004	40.0
Ohio	EOH004	—	393	508	—	393	508	901	150	2004	40.0
Oklahoma	EOK001	—	431	557	(4)	431	553	984	165	2004	40.0
Oklahoma	EOK002	—	954	1,235	—	954	1,235	2,189	365	2004	40.0
Oregon	EOR002	—	393	508	(4)	393	504	897	150	2004	40.0
Pennsylvania	EPA001	—	407	527	—	407	527	934	156	2004	40.0
Pennsylvania	EPA002	—	421	544	—	421	544	965	161	2004	40.0
Pennsylvania	EPA003	—	409	528	(4)	409	524	933	156	2004	40.0
Pennsylvania	EPA004	—	407	527	(3)	407	524	931	156	2004	40.0
Puerto Rico	EPR001	—	950	1,230	—	950	1,230	2,180	363	2004	40.0
Rhode Island	ERI001	—	850	1,100	(8)	850	1,092	1,942	325	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2015
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
South Carolina	ESC002	—		332	429	—	332	429	761	127	2004	40.0
South Carolina	ESC003	—		924	1,196	—	924	1,196	2,120	353	2004	40.0
Tennessee	ETN001	—		260	338	—	260	338	598	100	2004	40.0
Texas	ETX001	—		1,045	1,353	—	1,045	1,353	2,398	399	2004	40.0
Texas	ETX002	—		593	767	(6)	593	761	1,354	227	2004	40.0
Texas	ETX004	—		838	1,083	(8)	838	1,075	1,913	320	2004	40.0
Texas	ETX005	—		528	682	(5)	528	677	1,205	202	2004	40.0
Texas	ETX006	—		480	622	(4)	480	618	1,098	184	2004	40.0
Texas	ETX007	—		975	1,261	(10)	975	1,251	2,226	373	2004	40.0
Texas	ETX008	—		1,108	1,433	(10)	1,108	1,423	2,531	424	2004	40.0
Texas	ETX009	—		425	549	(58)	425	491	916	153	2004	40.0
Texas	ETX010	—		518	671	—	518	671	1,189	198	2004	40.0
Texas	ETX011	—		758	981	1	758	982	1,740	290	2004	40.0
Texas	ETX013	—		375	485	(3)	375	482	857	143	2004	40.0
Texas	ETX014	—		438	567	(4)	438	563	1,001	168	2004	40.0
Texas	ETX017	—		561	726	—	561	726	1,287	214	2004	40.0
Texas	ETX018	—		753	976	—	753	976	1,729	288	2004	40.0
Texas	ETX019	—		521	675	—	521	675	1,196	199	2004	40.0
Texas	ETX020	—		634	821	(6)	634	815	1,449	243	2004	40.0
Texas	ETX021	—		379	491	(4)	379	487	866	145	2004	40.0
Texas	ETX022	—		592	766	—	592	766	1,358	226	2004	40.0
Virginia	EVA001	—		1,134	1,467	—	1,134	1,467	2,601	433	2004	40.0
Virginia	EVA002	—		845	1,094	—	845	1,094	1,939	323	2004	40.0
Virginia	EVA003	—		884	1,145	(9)	884	1,136	2,020	338	2004	40.0
Virginia	EVA004	—		953	1,233	(10)	953	1,223	2,176	364	2004	40.0
Virginia	EVA005	—		487	632	—	487	632	1,119	186	2004	40.0
Virginia	EVA006	—		425	550	(4)	425	546	971	163	2004	40.0
Virginia	EVA007	—		1,151	1,490	(11)	1,151	1,479	2,630	440	2004	40.0
Virginia	EVA008	—		546	707	—	546	707	1,253	209	2004	40.0
Virginia	EVA009	—		851	1,103	—	851	1,103	1,954	325	2004	40.0
Virginia	EVA010	—		819	1,061	—	819	1,061	1,880	313	2004	40.0
Virginia	EVA011	—		958	1,240	—	958	1,240	2,198	366	2004	40.0
Virginia	EVA012	—		788	1,020	(8)	788	1,012	1,800	302	2004	40.0
Virginia	EVA013	—		554	716	(5)	554	711	1,265	212	2004	40.0
Washington	EWA001	—	(1)	1,500	6,500	—	1,500	6,500	8,000	2,304	2003	40.0
Wisconsin	EWI001	—		521	673	2	521	675	1,196	199	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2015
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Wisconsin	EWI002	—		413	535	—	413	535	948	158	2004	40.0
Wisconsin	EWI004	—		793	1,025	(8)	793	1,017	1,810	303	2004	40.0
Wisconsin	EWI005	—		1,124	1,455	2	1,124	1,457	2,581	430	2004	40.0
Subtotal		$—		$125,652	$243,033	$92,113	$125,635	$335,163	$460,798	$93,586
RETAIL:
Arizona	RAZ003	—		2,625	4,875	1,494	2,625	6,369	8,994	826	2009	40.0
Arizona	RAZ004	—		2,184	4,056	(1,588)	2,184	2,468	4,652	253	2009	40.0
Arizona	RAZ005	—	(1)	2,657	2,666	(223)	2,657	2,443	5,100	432	2011	40.0
California	RCA001	—		2,569	3,031	628	2,569	3,659	6,228	523	2010	40.0
Colorado	RCO001	—	(1)	2,631	279	5,195	2,607	5,498	8,105	1,181	2006	40.0
Florida	RFL003	—	(1)	3,950	—	10,286	3,908	10,328	14,236	2,398	2005	40.0
Hawaii	RHI001	—		3,393	21,155	(9,514)	3,393	11,641	15,034	2,173	2009	40.0
Illinois	RIL002	—		14,934	29,675	11,598	14,934	41,273	56,207	3,627	2012	40.0
Illinois	RIL001	—	(1)	—	336	1,419	—	1,755	1,755	653	2010	40.0
New Mexico	RNM001	—	(1)	1,733	—	8,370	1,705	8,398	10,103	1,767	2005	40.0
New York	RNY001	—	(1)	731	6,073	699	711	6,792	7,503	1,912	2005	40.0
Pennsylvania	RPA001	—		5,687	56,950	5,383	5,687	62,333	68,020	8,263	2011	40.0
South Carolina	RSC001	—		2,126	948	(723)	1,337	1,014	2,351	213	2007	40.0
Texas	RTX001	—	(1)	3,538	4,215	171	3,514	4,410	7,924	1,385	2005	40.0
Utah	RUT001	—	(1)	3,502	—	5,975	3,502	5,975	9,477	1,370	2005	40.0
Virginia	RVA001	—		4,720	16,711	—	4,720	16,711	21,431	1,347	2011	40.0
Subtotal		$—		$56,980	$150,970	$39,170	$56,053	$191,067	$247,120	$28,323
HOTEL:
California	HCA002	—	(1)	4,394	27,030	(871)	4,394	26,159	30,553	11,989	1998	40.0
California	HCA003	—	(1)	3,308	20,623	(664)	3,308	19,959	23,267	9,130	1998	40.0
Colorado	HCO001	—	(1)	1,242	7,865	(253)	1,242	7,612	8,854	3,475	1998	40.0
Georgia	HGA001	—	(1)	6,378	25,514	1,865	6,378	27,379	33,757	4,646	2010	40.0
Hawaii	HHI001	—		17,996	17,996	(21,805)	3,419	10,768	14,187	4,531	2009	40.0
Hawaii	HHI002	—		3,000	12,000	1,178	3,000	13,178	16,178	1,963	2009	40.0
Utah	HUT001	—	(1)	5,620	32,695	(1,058)	5,620	31,637	37,257	14,618	1998	40.0
Washington	HWA004	—	(1)	5,101	32,080	(1,031)	5,101	31,049	36,150	14,185	1998	40.0
Subtotal		$—		$47,039	$175,803	$(22,639)	$32,462	$167,741	$200,203	$64,537
APARTMENT/RESIDENTIAL:
Arizona	AAZ001	—		2,423	—	14,890	2,423	14,890	17,313	—	2010	0.0
California	ACA002	—		10,078	40,312	(44,678)	1,142	4,570	5,712	—	2007	0.0
Georgia	AGA001	—		2,963	11,850	9,693	4,901	19,605	24,506	—	2010	0.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2015
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total		Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Nevada	ANZ001	—		18,117	106,829	(122,322)	380	2,244	2,624		—		2009	0.0
New Jersey	ANJ001	—		36,405	64,719	(100,639)	175	310	485		—		2009	0.0
Pennsylvania	APA001	—		44,438	82,527	(120,315)	2,327	4,323	6,650		—		2012	0.0
Pennsylvania	APA002	—		15,890	29,510	16,635	15,890	46,145	62,035		—		2012	0.0
Washington	AWA001	—		1,342	12,082	63	1,342	12,145	13,487		—		2015	0.0
Washington	AWA002	—		2,342	44,478	(45,924)	45	851	896		—		2009	0.0
Subtotal		$—		$133,998	$392,307	$(392,597)	$28,625	$105,083	$133,708		$—
MIXED USE:
Arizona	MAZ002	—		10,182	52,544	30,047	10,182	82,591	92,773		10,545		2011	40.0
California	MCA001	—		5,869	629	2	5,869	631	6,500		325		2010	40.0
Florida	MFL001	—		8,450	8,216	(1,956)	8,450	6,260	14,710		2,179		2008	40.0
Florida	MFL002	—		18,229	20,899	1,744	18,229	22,643	40,872		1,840		2014	40.0
Florida	MFL003	—		2,507	8,155	1,251	2,507	9,406	11,913		826		2014	40.0
Florida	MFL004	—		4,201	14,652	882	4,201	15,534	19,735		1,066		2014	40.0
Georgia	MGA001	—	(1)	4,480	17,916	(5,971)	4,480	11,945	16,425		913		2010	40.0
Subtotal		$—		$53,918	$123,011	$25,999	$53,918	$149,010	$202,928		$17,694
Total		$239,547		$1,452,532	$1,781,562	$(33,752)	$1,383,854	$1,816,488	$3,200,342	(4)	$467,122	(5)
_______________________________________________________________________________

(1)	Consists of properties pledged as collateral under the Company's secured credit facilities with a total book value of $591.4 million

(2)	Includes impairments and unit sales.

(3)	These properties have land improvements which have depreciable lives of 15 to 20 years.

(4)	The aggregate cost for Federal income tax purposes was approximately $3.41 billion at December 31, 2015.

(5)	Includes $6.0 million and $4.5 million relating to accumulated depreciation for land and development assets and real estate assets held for sale, respectively, as of December 31, 2015.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2015
($ in thousands)

The following table reconciles real estate from January 1, 2013 to December 31, 2015:

	2015	2014	2013
Balance at January 1	$3,444,676	$3,589,072	$3,763,310
Improvements and additions	183,269	145,238	126,664
Acquisitions through foreclosure	14,505	77,867	31,764
Other acquisitions	—	4,666	69,379
Dispositions	(431,928)	(341,453)	(388,906)
Impairments	(10,180)	(30,714)	(13,139)
Balance at December 31	$3,200,342	$3,444,676	$3,589,072
The following table reconciles accumulated depreciation from January 1, 2013 to December 31, 2015:

	2015	2014	2013
Balance at January 1	$(481,980)	$(432,374)	$(388,346)
Additions	(57,049)	(62,299)	(59,208)
Dispositions	71,907	12,693	15,180
Balance at December 31	$(467,122)	$(481,980)	$(432,374)

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2015
($ in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)
Senior Mortgages:
Borrower A(3)	Apartment/Residential	LIBOR + 6.75%	LIBOR + 6.75%	January 2018	IO	$—	$179,075	$178,118
Borrower B	Office	LIBOR + 5.25%	LIBOR + 5.25%	December 2017	IO	—	155,383	153,947
Borrower C	Mixed Use/Mixed Collateral	LIBOR + 6%	LIBOR + 6%	July 2017	IO	—	150,456	150,291
Borrower D(4)	Mixed Use/Mixed Collateral	LIBOR + 8%	LIBOR + 8%	January 2017	IO	—	118,750	118,089
Borrower E(5)	Hotel	LIBOR + 6%	LIBOR + 6%	July 2018	IO	—	90,000	89,917
Senior mortgages individually <3%	Apartment/Residential, Retail, Land, Mixed Use/Mixed Collateral, Office, Hotel, Other	Fixed: 3% to 9.68% Variable: LIBOR + 2.75% to LIBOR + 8%	Fixed: 3% to 9.68% Variable: LIBOR + 2.75% to LIBOR + 7.5%	2016 to 2024			287,736	215,926
							981,400	906,288
Subordinate Mortgages:

Subordinate mortgages individually <3%	Retail, Hotel	Fixed: 6.8% to 14.0%	Fixed: 8.12% to 9.09%	2016 to 2057			28,708	28,676
							28,708	28,676
Total mortgages							$1,010,108	$934,964
_______________________________________________________________________________

(1)	Amounts are presented net of asset-specific reserves of $69.6 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.

(2)	The carrying amount of mortgages approximated the federal income tax basis.

(3)	As of December 31, 2015, included a LIBOR interest rate floor of 0.19%.

(4)	As of December 31, 2015, included a LIBOR interest rate floor of 0.25%.

(5)	As of December 31, 2015, included a LIBOR interest rate floor of 0.18%.

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate (Continued)
As of December 31, 2015
($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2013 to December 31, 2015(1):

	2015	2014	2013
Balance at January 1	$726,426	$827,796	$1,421,654
Additions:
New mortgage loans	237,031	476,332	19,249
Additions under existing mortgage loans	92,887	13,108	31,589
Other(2)	33,080	26,156	16,385
Deductions(3):
Collections of principal	(151,464)	(532,465)	(636,883)
(Provision for) recovery of loan losses	(6,186)	483	25,011
Transfers from (to) real estate and equity investments	3,261	(84,912)	(49,100)
Amortization of premium	(71)	(72)	(109)
Balance at December 31	$934,964	$726,426	$827,796
______________________________________________________________

(1)	Balances represent the carrying value of loans, which are net of asset specific reserves.

(2)	Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.

(3)	Amounts are presented net of charge-offs of $1.0 million, $239.6 million and $152.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Based upon their evaluation as of December 31, 2015, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
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
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2015.
The Company's internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.
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
Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2016 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2016 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2016 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2016 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2016 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1.1	Amended and Restated Charter of the Company (including the Articles Supplementary for each Series of the Company's Preferred Stock).(1)

3.1.2	Articles of Amendment, dated August 17, 2015 (reflecting a change in the Company's name to iStar Inc.) (4)

3.2	Amended and Restated Bylaws of the Company.(2)

3.6	Articles Supplementary relating to Series E Preferred Stock.(5)

3.7	Articles Supplementary relating to Series F Preferred Stock.(29)

3.8	Articles Supplementary relating to Series G Preferred Stock.(7)

3.9	Articles Supplementary relating to Series I Preferred Stock.(9)

3.10	Articles Supplementary relating to Series J Preferred Stock.(17)

4.1	Form of 77/8% Series E Cumulative Redeemable Preferred Stock Certificate.(5)

4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate.(6)

Exhibit Number	Document Description

4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(7)

4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(9)

4.5	Form of 4.50% Series J Cumulative Convertible Perpetual Preferred Stock Certificate.(23)

4.6	Form of Stock Certificate for the Company's Common Stock.(14)

4.7	Form of Global Note evidencing 5.85% Senior Notes due 2017 issued on March 9, 2007.(21)

4.8	Form of Global Note evidencing 5.875% Senior Notes due 2016 issued on February 21, 2006.(16)

4.9	Form of Global Note evidencing 9.0% Senior Series B Notes due 2017 issued on July 9, 2012.(26)

4.10	Form of Global Note evidencing 7.125% Senior Notes due 2018 issued on November 13, 2012.(27)

4.11	Form of Global Note evidencing 3.00% Convertible Senior Notes due 2016 issued on November 13, 2012.(27)

4.12	Form of Global Note evidencing 3.875% Senior Notes due 2016 issued on May 10, 2013.(28)

4.13	Form of Global Note evidencing 4.875% Senior Notes due 2018 issued on May 10, 2013.(28)

4.14	Form of Rule 144A Global Note evidencing 1.50% Convertible Senior Notes due 2016 issued on November 19, 2013.(11)

4.15	Form of Global Note, No. 1-A evidencing 4.00% Senior Notes due 2017 issued on June 13, 2014.(30)

4.16	Form of Global Note, No. 1-B evidencing 4.00% Senior Notes due 2017 issued on June 13, 2014.(30)

4.17	Form of Global Note, No. 2-A evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(30)

4.18	Form of Global Note, No. 2-B evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(30)

4.19	Form of Global Note, No. 2-B evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(30)

4.20	Seventeenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.85% Senior Notes due 2017.(20)

4.21	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(3)

4.22	Indenture, dated as of May 8, 2012, between the Company and U.S. Bank National Association governing the 9.0% Senior Series B Notes due 2017.(25)

4.23	Twenty-First Supplemental Indenture, dated as of November 13, 2012 governing the 7.125% Senior Notes due 2018.(27)

4.24	Twenty-Second Supplemental Indenture, dated as of November 13, 2012 governing the 3.00% Convertible Senior Notes due 2016.(27)

4.25	Twenty-Third Supplemental Indenture, dated as of May 10, 2013, governing the 3.875% Senior Notes due 2016.(28)

4.26	Twenty-Fourth Supplemental Indenture, dated as of May 10, 2013, governing the 4.875% Senior Notes due 2018.(28)

4.27	Twenty-Sixth Supplemental Indenture, dated June 13, 2014, governing the 4.00% Senior Notes due 2017.(30)

4.28	Twenty-Seventh Supplemental Indenture, dated June 13, 2014, governing the 5.00% Senior Notes due 2019.(30)

Exhibit Number	Document Description
10.1	iStar Inc. 2007 Incentive Compensation Plan.(31)

10.2	iStar Inc. 2009 Long Term Incentive Compensation Plan.(18)

10.3	iStar Inc. 2013 Performance Incentive Plan.(18)

10.4	Non-Employee Directors' Deferral Plan.(10)

10.5	Form of Restricted Stock Unit Award Agreement.(19)

10.6	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(22)

10.7	Form of Award Agreement For Investment Pool.(14)

10.8
Credit Agreement, dated as of March 19, 2012, by the Company, the banks set forth therein and Barclays Bank PLC, as administrative agent, Bank Of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent.(24)

10.9	Security Agreement, dated as of March 19, 2012, made by the Company, and the other parties thereto in favor of Barclays Bank PLC, as administrative agent.(24)

10.11	Credit Agreement dated as of March 27, 2015, among the Company, the other parties named therein and JPMorgan Chase Bank, N.A. as administrative agent.(15)

12.1	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.

14.0	iStar Inc. Code of Conduct.(12)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

100	XBRL-related documents

101	Interactive data file
________________________________________________________________________

(1)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 25, 2013.

(3)	Incorporated by reference from the Company's Form S-3 Registration Statement filed on February 12, 2001.

(4)	Incorporated by reference from the Company's Current Report on Form 8-K filed on August 19, 2015.

(5)	Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.

(6)	Incorporated by reference from the Company's Current Report on Form 8-A filed on September 25, 2003.

(7)	Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.

(8)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(9)	Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.

(10)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 28, 2004.

(11)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 19, 2013.

(12)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(13)	Incorporated by reference from Falcon Financial Investment Trust's Form 8-K filed on January 24, 2005.

(14)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.

(15)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 4, 2015.

(16)	Incorporated by reference from the Company's Current Report on Form 8-K filed on February 24, 2006.

(17)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 18, 2013.

(18)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 11, 2014.

(19)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.

(20)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 15, 2007.

(21)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007.

(22)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.

(23)	Incorporated by reference from the Company's Current Report on Form 8-A filed on March 18, 2013.

(24)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 23, 2012.

(25)	Incorporated by reference from the Company's Current Report on Form 8-K filed on May 11, 2012.

(26)	Incorporated by reference from the Company's Form S-4 Registration Statement filed on June 8, 2012.

(27)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 19, 2012.

(28)	Incorporated by reference from the Company's Current Report on Form 8-K filed on May 16, 2013.

(29)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 30, 2003.

(30)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014.

(31)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 27, 2007.

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

iStar Inc. Registrant
Date:	February 26, 2016	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iStar Inc. Registrant
Date:	February 26, 2016	/s/ DAVID DISTASO
David DiStaso Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2016	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 26, 2016	/s/ CLIFFORD DE SOUZA
Clifford De Souza Director

Date:	February 26, 2016	/s/ ROBERT W. HOLMAN, JR.
Robert W. Holman, Jr. Director

Date:	February 26, 2016	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 26, 2016	/s/ JOHN G. MCDONALD
John G. McDonald Director

Date:	February 26, 2016	/s/ DALE A. REISS
Dale A. Reiss Director

Date:	February 26, 2016	/s/ BARRY W. RIDINGS
Barry W. Ridings Director