Form 10-K/A
period 2015-12-31
ISTAR INC.
filed 2016-03-09
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note
iStar Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed on February 26, 2016 (the "Form 10-K"), to include the separate audited financial statements and related disclosures of Marina Palms, LLC and Subsidiaries, as required under Rule 3-09 of Regulation S-X.
Except as otherwise expressly noted herein, this Amendment No. 1 does not reflect events that have occurred after the filing of the Company's Form 10-K on February 26, 2016. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's Form 10-K.
PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
and (c) Financial statements and schedules—see the Company's Annual Report on Form 10-K filed on February 26, 2016. Refer to Exhibit 99.1 to this Amendment No. 1 for the separate audited financial statements and related disclosures of Marina Palms, LLC and Subsidiaries, which is required to be filed under Rule 3-09 of Regulation S-X.

(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1.1	Amended and Restated Charter of the Company (including the Articles Supplementary for each Series of the Company's Preferred Stock).(1)

3.1.2	Articles of Amendment, dated August 17, 2015 (reflecting a change in the Company's name to iStar Inc.) (4)

3.2	Amended and Restated Bylaws of the Company.(2)

3.6	Articles Supplementary relating to Series E Preferred Stock.(5)

3.7	Articles Supplementary relating to Series F Preferred Stock.(29)

3.8	Articles Supplementary relating to Series G Preferred Stock.(7)

3.9	Articles Supplementary relating to Series I Preferred Stock.(9)

3.10	Articles Supplementary relating to Series J Preferred Stock.(17)

4.1	Form of 77/8% Series E Cumulative Redeemable Preferred Stock Certificate.(5)

4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate.(6)

4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(7)

4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(9)

4.5	Form of 4.50% Series J Cumulative Convertible Perpetual Preferred Stock Certificate.(23)

4.6	Form of Stock Certificate for the Company's Common Stock.(14)

4.7	Form of Global Note evidencing 5.85% Senior Notes due 2017 issued on March 9, 2007.(21)

4.8	Form of Global Note evidencing 5.875% Senior Notes due 2016 issued on February 21, 2006.(16)

4.9	Form of Global Note evidencing 9.0% Senior Series B Notes due 2017 issued on July 9, 2012.(26)

4.10	Form of Global Note evidencing 7.125% Senior Notes due 2018 issued on November 13, 2012.(27)

Exhibit Number	Document Description
4.11	Form of Global Note evidencing 3.00% Convertible Senior Notes due 2016 issued on November 13, 2012.(27)

4.12	Form of Global Note evidencing 3.875% Senior Notes due 2016 issued on May 10, 2013.(28)

4.13	Form of Global Note evidencing 4.875% Senior Notes due 2018 issued on May 10, 2013.(28)

4.14	Form of Rule 144A Global Note evidencing 1.50% Convertible Senior Notes due 2016 issued on November 19, 2013.(11)

4.15	Form of Global Note, No. 1-A evidencing 4.00% Senior Notes due 2017 issued on June 13, 2014.(30)

4.16	Form of Global Note, No. 1-B evidencing 4.00% Senior Notes due 2017 issued on June 13, 2014.(30)

4.17	Form of Global Note, No. 2-A evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(30)

4.18	Form of Global Note, No. 2-B evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(30)

4.19	Form of Global Note, No. 2-B evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(30)

4.20	Seventeenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.85% Senior Notes due 2017.(20)

4.21	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(3)

4.22	Indenture, dated as of May 8, 2012, between the Company and U.S. Bank National Association governing the 9.0% Senior Series B Notes due 2017.(25)

4.23	Twenty-First Supplemental Indenture, dated as of November 13, 2012 governing the 7.125% Senior Notes due 2018.(27)

4.24	Twenty-Second Supplemental Indenture, dated as of November 13, 2012 governing the 3.00% Convertible Senior Notes due 2016.(27)

4.25	Twenty-Third Supplemental Indenture, dated as of May 10, 2013, governing the 3.875% Senior Notes due 2016.(28)

4.26	Twenty-Fourth Supplemental Indenture, dated as of May 10, 2013, governing the 4.875% Senior Notes due 2018.(28)

4.27	Twenty-Sixth Supplemental Indenture, dated June 13, 2014, governing the 4.00% Senior Notes due 2017.(30)

4.28	Twenty-Seventh Supplemental Indenture, dated June 13, 2014, governing the 5.00% Senior Notes due 2019.(30)

10.1	iStar Inc. 2007 Incentive Compensation Plan.(31)

10.2	iStar Inc. 2009 Long Term Incentive Compensation Plan.(18)

10.3	iStar Inc. 2013 Performance Incentive Plan.(18)

10.4	Non-Employee Directors' Deferral Plan.(10)

10.5	Form of Restricted Stock Unit Award Agreement.(19)

10.6	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(22)

10.7	Form of Award Agreement For Investment Pool.(14)

Exhibit Number	Document Description
10.8
Credit Agreement, dated as of March 19, 2012, by the Company, the banks set forth therein and Barclays Bank PLC, as administrative agent, Bank Of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent.(24)

10.9	Security Agreement, dated as of March 19, 2012, made by the Company, and the other parties thereto in favor of Barclays Bank PLC, as administrative agent.(24)

10.11	Credit Agreement dated as of March 27, 2015, among the Company, the other parties named therein and JPMorgan Chase Bank, N.A. as administrative agent.(15)

12.1	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.(32)

14.0	iStar Inc. Code of Conduct.(12)

21.1	Subsidiaries of the Company.(32)

23.1	Consent of PricewaterhouseCoopers LLP.(32)

23.2	Consent of Gerson, Preston, Robinson, Klein, Lips & Eisenberg, P.A.

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Consolidated Financial Statements of Marina Palms, LLC and Subsidiaries for the years ended December 31, 2015 and 2014 and for the Period from April 17, 2013 to December 31, 2013

100	XBRL-related documents(32)

101	Interactive data file(32)
________________________________________________________________________

(1)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 25, 2013.

(3)	Incorporated by reference from the Company's Form S-3 Registration Statement filed on February 12, 2001.

(4)	Incorporated by reference from the Company's Current Report on Form 8-K filed on August 19, 2015.

(5)	Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.

(6)	Incorporated by reference from the Company's Current Report on Form 8-A filed on September 25, 2003.

(7)	Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.

(8)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(9)	Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.

(10)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 28, 2004.

(11)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 19, 2013.

(12)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(13)	Incorporated by reference from Falcon Financial Investment Trust's Form 8-K filed on January 24, 2005.

(14)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.

(15)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 4, 2015.

(16)	Incorporated by reference from the Company's Current Report on Form 8-K filed on February 24, 2006.

(17)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 18, 2013.

(18)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 11, 2014.

(19)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.

(20)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 15, 2007.

(21)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007.

(22)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.

(23)	Incorporated by reference from the Company's Current Report on Form 8-A filed on March 18, 2013.

(24)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 23, 2012.

(25)	Incorporated by reference from the Company's Current Report on Form 8-K filed on May 11, 2012.

(26)	Incorporated by reference from the Company's Form S-4 Registration Statement filed on June 8, 2012.

(27)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 19, 2012.

(28)	Incorporated by reference from the Company's Current Report on Form 8-K filed on May 16, 2013.

(29)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 30, 2003.

(30)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014.

(31)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 27, 2007.

(32)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016.

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

iStar Inc. Registrant
Date:	March 9, 2016	/s/ DAVID DISTASO
David DiStaso Chief Financial Officer (principal financial and accounting officer)