Form 10-Q
period 2016-03-31
ISTAR INC.
filed 2016-05-03
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 29, 2016, there were 75,409,187 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Real estate
Real estate, at cost	$2,040,779	$2,050,541
Less: accumulated depreciation	(462,179)	(456,558)
Real estate, net	1,578,600	1,593,983
Real estate available and held for sale	132,395	137,274
Total real estate	1,710,995	1,731,257
Land and development, net	1,024,434	1,001,963
Loans receivable and other lending investments, net	1,637,387	1,601,985
Other investments	233,990	254,172
Cash and cash equivalents	591,181	711,101
Accrued interest and operating lease income receivable, net	16,020	18,436
Deferred operating lease income receivable, net	98,861	97,421
Deferred expenses and other assets, net	179,310	181,457
Total assets	$5,492,178	$5,597,792
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$202,963	$214,835
Loan participations payable, net	154,111	152,086
Debt obligations, net	4,110,730	4,118,823
Total liabilities	4,467,804	4,485,744
Commitments and contingencies (refer to Note 11)	—	—
Redeemable noncontrolling interests (refer to Note 5)	8,981	10,718
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (refer to Note 13)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 75,441 and 81,109 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	75	81
Additional paid-in capital	3,632,246	3,689,330
Retained earnings (deficit)	(2,646,661)	(2,625,474)
Accumulated other comprehensive income (loss) (refer to Note 13)	(5,577)	(4,851)
Total iStar Inc. shareholders' equity	980,109	1,059,112
Noncontrolling interests	35,284	42,218
Total equity	1,015,393	1,101,330
Total liabilities and equity	$5,492,178	$5,597,792
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Operating lease income	$54,937	$59,139
Interest income	33,219	34,896
Other income	11,541	10,564
Land development revenue	14,947	8,258
Total revenues	114,644	112,857
Costs and expenses:
Interest expense	57,021	54,632
Real estate expense	34,305	39,634
Land development cost of sales	11,575	6,891
Depreciation and amortization	14,708	18,501
General and administrative	23,102	20,753
Provision for (recovery of) loan losses	1,506	4,293
Other expense	740	2,123
Total costs and expenses	142,957	146,827
Income (loss) before earnings from equity method investments and other items	(28,313)	(33,970)
Loss on early extinguishment of debt, net	(125)	(168)
Earnings from equity method investments	8,267	6,547
Income (loss) from continuing operations before income taxes	(20,171)	(27,591)
Income tax (expense) benefit	414	(5,878)
Income (loss) from continuing operations(1)	(19,757)	(33,469)
Income from sales of real estate	10,458	21,156
Net income (loss)	(9,299)	(12,313)
Net (income) loss attributable to noncontrolling interests	942	1,841
Net income (loss) attributable to iStar Inc.	(8,357)	(10,472)
Preferred dividends	(12,830)	(12,830)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	—	749
Net income (loss) allocable to common shareholders	$(21,187)	$(22,553)
Per common share data(1):
Income (loss) attributable to iStar Inc. from continuing operations:
Basic and diluted	$(0.27)	$(0.26)
Net income (loss) attributable to iStar Inc.:
Basic and diluted	$(0.27)	$(0.26)
Weighted average number of common shares:
Basic and diluted	77,060	85,497
Per HPU share data(1)(2):
Income (loss) attributable to iStar Inc. from continuing operations
Basic and diluted	$—	$(49.93)
Net income (loss) attributable to iStar Inc.:
Basic and diluted	$—	$(49.93)
Weighted average number of HPU shares:
Basic and diluted	—	15
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Inc. was $(18.8) million and $(31.6) million for the three months ended March 31, 2016 and 2015, respectively. Refer to Note 15 for details on the calculation of earnings per share.

(2)	All of the Company's outstanding High Performance Units ("HPUs") were repurchased and retired on August 13, 2015 (refer to Note 15).

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
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$(9,299)	$(12,313)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	—	(2,531)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	257	150
Unrealized gains/(losses) on available-for-sale securities	19	(575)
Unrealized gains/(losses) on cash flow hedges	(962)	(945)
Unrealized gains/(losses) on cumulative translation adjustment	(40)	(244)
Other comprehensive income (loss)	(726)	(4,145)
Comprehensive income (loss)	(10,025)	(16,458)
Comprehensive (income) loss attributable to noncontrolling interests	942	1,844
Comprehensive income (loss) attributable to iStar Inc.	$(9,083)	$(14,614)
_______________________________________________________________________________

(1)	Reclassified to "Other income" in the Company's consolidated statements of operations.

(2)
Reclassified to "Interest expense" in the Company's consolidated statements of operations are $160 and $35 for the three months ended March 31, 2016 and 2015, respectively. Reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations are $97 and $115 for the three months ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2016 and 2015
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$22	$4	$81	$3,689,330	$(2,625,474)	$(4,851)	$42,218	$1,101,330
Dividends declared—preferred	—	—	—	—	(12,830)	—	—	(12,830)
Issuance of stock/restricted stock unit amortization, net	—	—	—	604	—	—	—	604
Net income (loss) for the period(2)	—	—	—	—	(8,357)	—	358	(7,999)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(726)	—	(726)
Repurchase of stock	—	—	(6)	(58,126)	—	—	—	(58,132)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	438	—	—	—	438
Change in noncontrolling interest(3)	—	—	—	—	—	—	(7,292)	(7,292)
Balance as of March 31, 2016	$22	$4	$75	$3,632,246	$(2,646,661)	$(5,577)	$35,284	$1,015,393

iStar Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2016 and 2015
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's(4)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$22	$4	$9,800	$85	$3,744,621	$(2,556,469)	$(971)	$51,256	$1,248,348
Dividends declared—preferred	—	—	—	—	—	(12,830)	—	—	(12,830)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	3,054	—	—	—	3,054
Net income (loss) for the period(2)	—	—	—	—	—	(10,472)	—	(819)	(11,291)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(4,145)	—	(4,145)
Repurchase of stock	—	—	—	—	(558)	—	—	—	(558)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(3,028)	—	—	—	(3,028)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	52	52
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance as of March 31, 2015	$22	$4	$9,800	$85	$3,744,089	$(2,579,771)	$(5,116)	$50,485	$1,219,598
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	For the three months ended March 31, 2016 and 2015, net income (loss) shown above excludes $(1,300) and $(1,022) of net loss attributable to redeemable noncontrolling interests.

(3)	Includes a payment to acquire a noncontrolling interest (refer to Note 5).

(4)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(9,299)	$(12,313)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	1,506	4,293
Depreciation and amortization	14,708	18,501
Payments for withholding taxes upon vesting of stock-based compensation	(1,109)	(1,683)
Non-cash expense for stock-based compensation	4,577	3,238
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	4,601	4,025
Amortization of discounts/premiums and deferred interest on loans, net	(22,049)	(19,303)
Earnings from equity method investments	(8,267)	(6,547)
Distributions from operations of other investments	26,317	3,946
Deferred operating lease income	(2,126)	(1,796)
Income from sales of real estate	(10,458)	(21,156)
Land development revenue in excess of cost of sales	(3,372)	(1,367)
Other operating activities, net	7,745	2,463
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	2,415	(2,083)
Changes in deferred expenses and other assets, net	1,034	5,229
Changes in accounts payable, accrued expenses and other liabilities	(23,023)	(27,801)
Cash flows used in operating activities	(16,800)	(52,354)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(94,343)	(188,044)
Capital expenditures on real estate assets	(17,735)	(14,716)
Capital expenditures on land and development assets	(29,375)	(19,953)
Repayments of and principal collections on loans receivable and other lending investments, net	73,211	34,992
Net proceeds from sales of loans receivable	—	5,595
Net proceeds from sales of real estate	35,680	147,635
Net proceeds from sales of land and development assets	8,775	7,737
Distributions from other investments	7,675	4,260
Contributions to other investments	(6,377)	(1,231)
Changes in restricted cash held in connection with investing activities	1,660	(136)
Other investing activities, net	7,716	7,807
Cash flows used in investing activities	(13,113)	(16,054)
Cash flows from financing activities:
Borrowings from debt obligations	275,000	250,000
Repayments of debt obligations	(282,755)	(12,328)
Preferred dividends paid	(12,830)	(12,830)
Repurchase of stock	(58,760)	(558)
Other financing activities, net	(10,686)	(2,585)
Cash flows from (used in) financing activities	(90,031)	221,699
Effect of exchange rate changes on cash	24	—
Changes in cash and cash equivalents	(119,920)	153,291
Cash and cash equivalents at beginning of period	711,101	472,061
Cash and cash equivalents at end of period	$591,181	$625,352
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—iStar Inc. (the "Company"), doing business as "iStar", finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company has invested more than $35 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary business segments are real estate finance, land and development, net lease and operating properties (refer to Note 17).

Organization—The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new investments, as well as through corporate acquisitions.

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as amended on Form 10-K/A on March 9, 2016 (the "2015 Annual Report").
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
In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year. Certain prior year amounts have been reclassified in the consolidated financial statements and the related notes to conform to the 2016 presentation.
During the year ended December 31, 2015, the Company determined that its classification of common shares repurchased under its share repurchase programs should be classified as a reduction to common stock for the par amount of the common stock repurchased and additional paid in capital and included as shares unissued within the consolidated financial statements. The Company previously classified common shares repurchased under its share repurchase programs as treasury stock. The misclassification eliminates treasury stock and results in corresponding reductions of common stock and additional paid-in capital, which results in no change in total equity within the consolidated balance sheets and consolidated statements of changes in equity. All repurchased shares previously reported as treasury stock will now be reported as unissued common stock. The change has no impact on the previously reported consolidated statements of operations, consolidated statements of comprehensive income or consolidated statements of cash flows. The Company evaluated the impact of this correction on previously issued financial statements and concluded they were not materially misstated. In order to conform previous financial statements with the current period, the Company elected to revise previously issued financial statements the next time such financial statements are filed. The accompanying consolidated statements of changes in equity balances as of March 31, 2015 have been revised as follows:

	As Reported	Change	As Adjusted
	(in thousands)
March 31, 2015
Additional paid-in capital	$4,007,540	$(263,451)	$3,744,089
Common stock	146	(61)	85
Treasury stock, at cost	(263,512)	263,512	—
Total	3,744,174	—	3,744,174

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of March 31, 2016, the total assets of these consolidated VIEs were $351.4 million and total liabilities were $60.9 million. The classifications of these assets are primarily within "Land and development" and "Real estate, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2016.

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of March 31, 2016, the Company's maximum exposure to loss from these investments does not exceed the sum of the $75.2 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $54.2 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

In accordance with the adoption of Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") the Company presents debt issuance costs as a deduction from the carrying value of "Debt obligations, net" and "Loan participations payable, net" on the Company's consolidated balance sheets, which is consistent with the presentation of debt discounts. These costs were previously recorded in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. As a result, as of December 31, 2015, "Deferred expenses and other assets, net" excludes $25.1 million of debt issuance costs and "Debt obligations, net" and "Loan participations payable, net" are presented net of debt issuance costs of $24.9 million and $0.2 million, respectively. Debt issuance costs associated with revolving-debt arrangements are recorded in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets.
On January 1, 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02") which modified the analysis it must perform to determine whether it should consolidate certain types of entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest entities ("VOEs"). The guidance, however, modified the requirements to qualify under the VOE model. The adoption did not have a material impact on the Company's consolidated financial statements.
On January 1, 2016, the Company adopted ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16") which eliminated the diversity in practice for the accounting for hybrid financial instruments issued in the form of a share. ASU 2014-16 requires management to consider all terms and features, whether stated or implied, of a hybrid instrument when determining whether the nature of the instrument is more akin to a debt instrument or an equity instrument. Embedded derivative features, which are accounted for separately from host contracts, should also be considered in the analysis of the hybrid instrument. The adoption did not have a material impact on the Company's consolidated financial statements.
As of March 31, 2016, the remainder of the Company's significant accounting policies, which are detailed in the Company's 2015 Annual Report, have not changed materially.
New Accounting Pronouncements—In March 2016, Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") which was issued to simplify several aspects of the accounting for share-based payment transactions, including income tax, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. For operating leases, a lessee will be required to do the following: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (iii) classify all cash payments within operating activities in the statement of cash flows. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Total
As of March 31, 2016
Land and land improvements, at cost	$304,929	$132,369	$437,298
Buildings and improvements, at cost	1,177,060	426,421	1,603,481
Less: accumulated depreciation	(382,501)	(79,678)	(462,179)
Real estate, net	1,099,488	479,112	1,578,600
Real estate available and held for sale (1)	717	131,678	132,395
Total real estate	$1,100,205	$610,790	$1,710,995
As of December 31, 2015
Land and land improvements, at cost	$306,172	$133,275	$439,447
Buildings and improvements, at cost	1,183,723	427,371	1,611,094
Less: accumulated depreciation	(377,416)	(79,142)	(456,558)
Real estate, net	1,112,479	481,504	1,593,983
Real estate available and held for sale (1)	—	137,274	137,274
Total real estate	$1,112,479	$618,778	$1,731,257
_______________________________________________________________________________

(1)	As of March 31, 2016 and December 31, 2015, the Company had $131.7 million and $137.3 million, respectively, of residential properties available for sale in its operating properties portfolio.

Real Estate Available and Held for Sale—During the three months ended March 31, 2016, the Company transferred one net lease asset with a carrying value of $0.7 million to held for sale due to an executed contract with a third party. During the three months ended March 31, 2015, the Company transferred net lease assets with a carrying value of $7.5 million to held for sale due to executed contracts with third parties.

Dispositions—During the three months ended March 31, 2016 and 2015, the Company sold residential condominiums for total net proceeds of $19.7 million and $49.0 million, respectively, and recorded income from sales of real estate totaling $4.9 million and $17.6 million, respectively. During the three months ended March 31, 2016 and 2015, the Company sold net lease assets for net proceeds of $10.0 million and $4.9 million, respectively, resulting in gains of $4.9 million and $3.6 million, respectively. During the three months ended March 31, 2016, the Company also sold a commercial operating property for net proceeds of $5.9 million resulting in a gain of $0.7 million. The gains are recorded in "Income from sales of real estate" in the Company's consolidated statements of operations.
During the three months ended March 31, 2015, the Company, through a consolidated entity, sold a leasehold interest in a commercial operating property for net proceeds of $93.5 million and simultaneously entered into a ground lease with an initial term of 99 years. In connection with this transaction, the Company recorded a lease incentive asset of $38.1 million, which is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets, and deferred a gain of $5.3 million, which is included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. In December 2015, the Company acquired the noncontrolling interest in the entity for $6.4 million.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $6.3 million and $7.0 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of March 31, 2016 and December 31, 2015, the allowance for doubtful accounts related to real estate tenant receivables was $2.2 million and $1.9 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.5 million as of both dates. These amounts are included in "Accrued interest and

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

operating lease income receivable, net" and "Deferred operating lease income receivable, net", respectively, on the Company's consolidated balance sheets.
Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	March 31,	December 31,
	2016	2015
Land and land development, at cost	$1,030,766	$1,007,995
Less: accumulated depreciation	(6,332)	(6,032)
Total land and development, net	$1,024,434	$1,001,963

Acquisitions—In February 2016, the Company acquired an additional 7.2% interest in a consolidated entity for $7.2 million. The Company owns 92.2% of the entity as of March 31, 2016.

Dispositions—For the three months ended March 31, 2016 and 2015, the Company sold residential lots and units and recognized land development revenue of $14.9 million and $8.3 million, respectively, from its land and development portfolio. For the three months ended March 31, 2016 and 2015, the Company recognized land development cost of sales of $11.6 million and $6.9 million, respectively, from its land and development portfolio.

Redeemable Noncontrolling Interest—The Company has an interest in a strategic venture that provides the minority partner an option to redeem its interest at fair value. The Company has reflected the partner's noncontrolling interest in this venture as a component of redeemable noncontrolling interest within its consolidated balance sheets. Changes in fair value are being accreted over the term from the date of issuance to the earliest redemption date using the interest method. As of March 31, 2016 and December 31, 2015, this interest had a carrying value of $6.1 million and $7.2 million, respectively. As of March 31, 2016 and December 31, 2015, this interest had an estimated redemption value of $9.2 million.
Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	March 31, 2016	December 31, 2015
Senior mortgages	$1,010,329	$975,915
Corporate/Partnership loans	664,564	643,270
Subordinate mortgages	25,454	28,676
Total gross carrying value of loans	1,700,347	1,647,861
Reserves for loan losses	(109,671)	(108,165)
Total loans receivable, net	1,590,676	1,539,696
Other lending investments—securities	46,711	62,289
Total loans receivable and other lending investments, net(1)	$1,637,387	$1,601,985
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of March 31, 2016 and December 31, 2015 includes accrued interest of $10.1 million and $9.0 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets.

During the three months ended March 31, 2015, the Company sold a loan with a carrying value of $5.5 million. No gain or loss was recognized as a result of the transaction.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2016	2015
Reserve for loan losses at beginning of period	$108,165	$98,490
Provision for loan losses(1)	1,506	4,293
Reserve for loan losses at end of period	$109,671	$102,783
_______________________________________________________________________________

(1)	For the three months ended March 31, 2015 the provision for loan losses includes recoveries of previously recorded loan loss reserves of $0.2 million.

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of March 31, 2016
Loans	$141,420	$1,569,029	$1,710,449
Less: Reserve for loan losses	(73,071)	(36,600)	(109,671)
Total	$68,349	$1,532,429	$1,600,778
As of December 31, 2015
Loans	$132,492	$1,524,347	$1,656,839
Less: Reserve for loan losses	(72,165)	(36,000)	(108,165)
Total	$60,327	$1,488,347	$1,548,674
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.2 million as of March 31, 2016 and December 31, 2015. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $6.5 million and $8.2 million as of March 31, 2016 and December 31, 2015, respectively.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of March 31, 2016		As of December 31, 2015
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$879,019	2.96	$853,595	2.96
Corporate/Partnership loans	664,210	3.31	641,713	3.37
Subordinate mortgages	25,800	3.92	29,039	3.64
Total	$1,569,029	3.13	$1,524,347	3.15

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of March 31, 2016
Senior mortgages	$889,128	$9,083	$116,825	$125,908	$1,015,036
Corporate/Partnership loans	669,613	—	—	—	669,613
Subordinate mortgages	25,800	—	—	—	25,800
Total	$1,584,541	$9,083	$116,825	$125,908	$1,710,449
As of December 31, 2015
Senior mortgages	$864,099	$—	$116,250	$116,250	$980,349
Corporate/Partnership loans	647,451	—	—	—	647,451
Subordinate mortgages	29,039	—	—	—	29,039
Total	$1,540,589	$—	$116,250	$116,250	$1,656,839
_______________________________________________________________________________

(1)
As of March 31, 2016, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding. As of December 31, 2015, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 7.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of March 31, 2016			As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$9,083	$9,082	$—	$—	$—	$—
With an allowance recorded:
Senior mortgages	126,933	125,882	(70,533)	126,754	125,776	(69,627)
Corporate/Partnership loans	5,404	5,402	(2,538)	5,738	5,738	(2,538)
Subtotal	132,337	131,284	(73,071)	132,492	131,514	(72,165)
Total	$141,420	$140,366	$(73,071)	$132,492	$131,514	$(72,165)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$4,542	$—	$—	$—
With an allowance recorded:
Senior mortgages	126,843	—	130,491	17
Corporate/Partnership loans	5,571	—	7,868	9
Subtotal	132,414	—	138,359	26
Total	$136,956	$—	$138,359	$26

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of March 31, 2016
Available-for-Sale Securities
Municipal debt securities	$5,365	$5,365	$171	$5,536	$5,536
Held-to-Maturity Securities
Corporate debt securities	41,563	41,175	—	41,204	41,175
Total	$46,928	$46,540	$171	$46,740	$46,711
As of December 31, 2015
Available-for-Sale Securities
Municipal debt securities	$1,010	$1,010	$151	$1,161	$1,161
Held-to-Maturity Securities
Corporate debt securities	54,549	61,128	—	61,199	61,128
Total	$55,559	$62,138	$151	$62,360	$62,289

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended March 31,
	March 31, 2016	December 31, 2015	2016	2015
Other real estate equity investments	$85,122	$81,452	$(1,702)	$(1,302)
iStar Net Lease I LLC ("Net Lease Venture")	68,043	69,096	946	1,633
Other investments(1)	57,734	73,525	802	1,696
Marina Palms, LLC ("Marina Palms")	23,091	30,099	8,221	4,520
Total other investments	$233,990	254,172	$8,267	$6,547
_______________________________________________________________________________

(1)
In conjunction with the sale of the Company's interests in Oak Hill Advisors, L.P. in 2011, the Company retained a share of the carried interest related to various funds. During the three months ended March 31, 2016 and 2015, the Company recognized $3.2 million and $1.5 million, respectively, of carried interest income.

Other real estate equity investments—As of March 31, 2016, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 19% to 76%, comprised of investments of $12.0 million in operating properties and $68.6 million in land assets. As of December 31, 2015, the Company's other real estate equity investments included $11.1 million in operating properties and $64.0 million in land assets.
In addition, during 2014 the Company contributed land to a newly formed unconsolidated entity in which the Company received an initial equity interest of 85.7%. This entity is a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of March 31, 2016 and December 31, 2015, the Company had a recorded equity interest of $4.5 million and $6.3 million, respectively. Additionally, the Company committed to provide $45.7 million of mezzanine financing to the entity. As of March 31, 2016, the loan balance was $34.5 million and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. During the three months ended March 31, 2016 and 2015, the Company recorded $1.2 million and $0.6 million of interest income, respectively, relating to this loan.
Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a new unconsolidated entity in which the Company has an equity interest of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the net lease venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. As of March 31, 2016 and December 31, 2015, the venture's carrying value of total assets was $398.8 million and $400.2 million, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded $0.4 million of management fees from the Net Lease Venture and are included in "Other income" in the Company's consolidated statements of operations.
Other investments—As of March 31, 2016, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. As of March 31, 2016 and December 31, 2015, the carrying value of the Company's cost method investments was $1.5 million. During the three months ended March 31, 2015, the Company sold available-for-sale securities for proceeds of $7.3 million for gains of $2.5 million, which are included in "Other income" in the Company's consolidated statements of operations. The amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method.
Marina Palms—As of March 31, 2016, the Company owned a 47.5% equity interest in Marina Palms, a residential condominium development. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of March 31, 2016 and December 31, 2015, the venture's carrying value of total assets was $230.8 million and $278.5 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries for the three months ended March 31, 2016 and 2015 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Three Months Ended March 31, 2016
Marina Palms	$50,628	$(25,511)	$25,117
Net Lease Venture	7,830	(5,863)	1,823

For the Three Months Ended March 31, 2015
Marina Palms	$34,998	$(22,638)	$12,360
Net Lease Venture	7,829	(4,546)	3,146

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2016	December 31, 2015
Intangible assets, net(1)	$69,647	$71,446
Other assets(2)	39,428	36,999
Restricted cash	24,152	26,657
Other receivables	22,599	22,557
Leasing costs, net(3)	18,855	19,393
Corporate furniture, fixtures and equipment, net(4)	4,629	4,405
Deferred expenses and other assets, net	$179,310	$181,457
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. This balance also includes a lease incentive asset of $38.1 million (refer to Note 4). Accumulated amortization on intangible assets, net was $37.7 million and $37.3 million as of March 31, 2016 and December 31, 2015, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $1.2 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $0.5 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)	Includes a $7.0 million receivable related to the sale of a land parcel in 2015.

(3)	Accumulated amortization of leasing costs was $9.4 million and $9.8 million as of March 31, 2016 and December 31, 2015, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $8.3 million and $8.1 million as of March 31, 2016 and December 31, 2015, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2016	December 31, 2015
Other liabilities(1)	$85,327	$80,332
Accrued expenses(2)	65,226	68,937
Accrued interest payable	42,220	55,081
Intangible liabilities, net(3)	10,190	10,485
Accounts payable, accrued expenses and other liabilities(4)	$202,963	$214,835
_______________________________________________________________________________

(1)
As of March 31, 2016 and December 31, 2015, "Other liabilities" includes $14.5 million related to a profit sharing payable to a developer for residential units sold and $4.6 million and $4.4 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of March 31, 2016 and December 31, 2015, "Other liabilities" also includes $7.3 million and $6.6 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units. As of March 31, 2016 and December 31, 2015, includes $0.3 million and $0.9 million, respectively, related to share repurchases that settled in April 2016 and January 2016, respectively. As of March 31, 2016 and December 31, 2015, includes $6.0 million of deferred net revenue in connection with the sale of a land and development asset. As of March 31, 2016, includes $0.8 million of deferred financing costs that had not yet been paid in cash. As of December 31, 2015, included $5.7 million of deferred revenue in connection with the sale of a land and development asset in 2015. This amount was recognized in land development revenue during the three months ended March 31, 2016.

(2)
As of March 31, 2016 and December 31, 2015, accrued expenses includes $3.9 million and $5.3 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market leases was $6.5 million and $6.6 million as of March 31, 2016 and December 31, 2015, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.3 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

(4)	As of March 31, 2016 and December 31, 2015, includes $29.2 million and $26.2 million, respectively, of capital expenditures that had not yet been paid in cash.

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of
	March 31, 2016	December 31, 2015
Deferred tax assets (liabilities)(1)	$53,678	$53,910
Valuation allowance	(53,678)	(53,910)
Net deferred tax assets (liabilities)	$—	$—
_______________________________________________________________________________

(1)
Deferred tax assets as of March 31, 2016 include timing differences related primarily to asset basis of $36.0 million, deferred expenses and other items of $16.0 million and net operating loss ("NOL") carryforwards of $1.7 million. Deferred tax assets as of December 31, 2015, include timing differences related primarily to asset basis of $40.0 million, deferred expenses and other items of $10.7 million and NOL carryforwards of $3.2 million.

Note 9—Loan Participations Payable, net

During the year ended December 31, 2015, the Company transferred to a third party a $100.0 million junior loan participation in a $250.0 million mezzanine loan commitment that it had previously originated. The Company had funded $38.9 million of the junior loan prior to transfer and received proceeds of $38.9 million upon transfer. The transferee is responsible for funding the remaining $61.1 million under the junior loan commitment, which bears interest at a rate of 5.90%. The Company will fund these commitments if the transferee defaults. For the three months ended March 31, 2016, the transferee funded an additional $1.9 million directly to the borrower. As of March 31, 2016, the balance of the loan was $54.9 million.
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
These transfers of financial assets did not meet the sales criteria established under ASC Topic 860 and have been accounted for as loan participations payable as of March 31, 2016 and December 31, 2015, with balances, net of a discount and debt issuance costs, of $154.1 million and $152.1 million, respectively. As of March 31, 2016 and December 31, 2015, the corresponding loan

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

receivable balances were $154.9 million and $153.0 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these participations are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.
Note 10—Debt Obligations, net

As of March 31, 2016 and December 31, 2015, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	March 31, 2016	December 31, 2015
Secured credit facilities and term loans:
2012 Tranche A-2 Facility	$325,123	$339,717	LIBOR + 5.75%	(1)	March 2017
2015 Revolving Credit Facility	245,000	250,000	Various	(2)	March 2018
Term loans collateralized by net lease assets	237,297	239,547	4.851% - 7.26%	(3)	Various through 2026
Total secured credit facilities and term loans	807,420	829,264
Unsecured notes:
5.875% senior notes	—	261,403	5.875%		—
3.875% senior notes	265,000	265,000	3.875%		July 2016
3.00% senior convertible notes(4)	200,000	200,000	3.00%		November 2016
1.50% senior convertible notes(5)	200,000	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.00% senior notes	275,000	275,000	9.00%		June 2017
4.00% senior notes	550,000	550,000	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
5.00% senior notes	770,000	770,000	5.00%		July 2019
6.50% senior notes	275,000	—	6.50%		July 2021
Total unsecured notes	3,234,722	3,221,125
Other debt obligations:
Other debt obligations	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	4,142,142	4,150,389
Debt discounts and deferred financing costs, net	(31,412)	(31,566)
Total debt obligations, net(6)	$4,110,730	$4,118,823
_______________________________________________________________________________

(1)	The loan has a LIBOR floor of 1.25%. As of March 31, 2016, inclusive of the floor, the 2012 Tranche A-2 Facility loan incurred interest at a rate of 7.00%.

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

(3)	As of March 31, 2016 and December 31, 2015, includes a loan with a floating rate of LIBOR plus 2.00%. As of March 31, 2016, the weighted average interest rate of these loans is 5.2%.

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

(6)	The Company capitalized interest relating to development activities of $1.4 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2016, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2016 (remaining nine months)(1)	$665,000	$—	$665,000
2017	924,722	325,123	1,249,845
2018	600,000	257,780	857,780
2019	770,000	30,401	800,401
2020	—	—	—
Thereafter	375,000	194,116	569,116
Total principal maturities	3,334,722	807,420	4,142,142
Unamortized discounts and deferred financing costs, net	(28,675)	(2,737)	(31,412)
Total debt obligations, net	$3,306,047	$804,683	$4,110,730
_______________________________________________________________________________

(1)	Includes the $265.0 million principal amount of senior unsecured notes due July 2016 that were repaid in full in April 2016.

2015 Revolving Credit Facility—On March 27, 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.5%, based on average utilization each quarter. During the three months ended March 31, 2016, the weighted average cost of the credit facility was 3.18%. Commitments under the revolving facility mature in March 2018. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019.
2012 Secured Credit Facilities—In March 2012, the Company entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which accrued interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities, together with cash on hand, were used to repurchase and repay other outstanding debt.

The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through March 31, 2016, the Company made cumulative amortization repayments of $144.9 million on the 2012 Tranche A-2 Facility. For the three months ended March 31, 2016 and 2015, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.2 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

Unsecured Notes—In March 2016, the Company repaid its $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, in March 2016 the Company issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were used to repay $5.0 million of the 2015 Revolving Credit Facility, pay related financing costs and, subsequent to the end of the quarter, repay in full the $265.0 million principal amount of senior unsecured notes due July 2016.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Encumbered/Unencumbered Assets—As of March 31, 2016 and December 31, 2015, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2016		December 31, 2015
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$806,550	$772,050	$816,721	$777,262
Real estate available and held for sale	13,047	119,348	10,593	126,681
Land and development	17,682	1,006,752	17,714	984,249
Loans receivable and other lending investments, net(1)(2)	157,347	1,361,735	170,162	1,314,823
Other investments	15,385	218,605	22,352	231,820
Cash and other assets	—	885,372	—	1,008,415
Total	$1,010,011	$4,363,862	$1,037,542	$4,443,250
_______________________________________________________________________________

(1)	As of March 31, 2016 and December 31, 2015, the amounts presented exclude general reserves for loan losses of $36.6 million and $36.0 million, respectively.

(2)	As of March 31, 2016 and December 31, 2015, the amount presented excludes loan participations of $154.9 million and $153.0 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis, the Company's consolidated fixed charge coverage ratio, determined in accordance with the indentures governing the Company's debt securities, is 1.5x or lower. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While the Company's ability to incur additional indebtedness under the fixed charge coverage ratio is currently limited, the Company is permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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

As of March 31, 2016, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$752,417	$17,161	$19,642	$789,220
Strategic Investments	—	—	45,978	45,978
Discretionary Fundings	5,000	—	—	5,000
Total	$757,417	$17,161	$65,620	$840,198

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

On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of its current and former senior executives (including its chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of common stock issued by the Company to its senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Circuit Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs appealed the Circuit Court's dismissal of their claims against the Company and all other defendants. On January 28, 2016, the Court of Special Appeals affirmed the order of the Circuit Court, holding that the Circuit Court properly dismissed plaintiffs' claims against all defendants, including the Company. On March 16, 2016, plaintiffs filed a petition for certiorari with the Maryland Court of Appeals, requesting that the Court of Appeals reverse the decision of the Court of Special Appeals. We have filed a response in opposition, arguing that the petition for certiorari should be denied. Action on the petition for certiorari is pending.

On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. Lennar has appealed the Court's judgment. The Court has granted Lennar's motion to stay the judgment pending appeal, subject to Lennar posting a required appeal bond, which has been posted. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. In the pending appeal before the United States Court of Appeals for the Fourth Circuit, the parties have filed their respective briefs. Oral argument has not yet been scheduled. There can be no assurance as to the timing or actual

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

receipt by the Company of amounts awarded by the Court or the outcome of any appeal. A third party is entitled to a 7.8% participation interest in all proceeds paid to the Company.

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
Note 12—Derivatives
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	Other Assets	$39	Other Liabilities	$48	N/A	$—
Interest rate swaps	N/A	—	N/A	—	Other Liabilities	564	Other Liabilities	131
Total		$—		$39		$612		$131

Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$106	Other Assets	$378	Other Liabilities	$317	N/A	$—
Interest rate cap	Other Assets	301	Other Assets	1,105	N/A	—	N/A	—
Total		$407		$1,483		$317		$—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended March 31, 2016
Interest rate cap	Interest Expense	$—	$(185)	N/A
Interest rate cap	Earnings from equity method investments	(1)	—	N/A
Interest rate swaps	Interest Expense	(502)	25	N/A
Interest rate swap	Earnings from equity method investments	(459)	(97)	N/A
Foreign exchange contracts	Earnings from equity method investments	(87)	—	N/A
For the Three Months Ended March 31, 2015
Interest rate cap	Interest Expense	—	(77)	N/A
Interest rate cap	Earnings from equity method investments	(7)	—	N/A
Interest rate swaps	Interest Expense	(376)	42	N/A
Interest rate swap	Earnings from equity method investments	(364)	(115)	N/A
Foreign exchange contracts	Earnings from equity method investments	(198)	—	N/A

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Three Months Ended March 31,
Derivatives not Designated in Hedging Relationships		2016	2015
Interest rate cap	Other Expense	$(803)	$(2,036)
Foreign exchange contracts	Other Expense	(182)	2,289
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. As of March 31, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ and Rs in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells Indian rupee ("INR")/Buys USD Forward	₨	456,000	$6,553	December 2016
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of March 31, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($, €, and £ in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward	€5,900	$6,396	April 2016
Sells pound sterling ("GBP")/Buys USD Forward	£3,200	$4,705	April 2016
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations for loan investments or "Accumulated other comprehensive income (loss)," on its consolidated balance sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $0.1 million and $(0.1) million during the three months ended March 31, 2016 and 2015, respectively, in its consolidated statements of operations.
Interest Rate Hedges—For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. As of March 31, 2016, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$26,801	LIBOR + 2.00%	3.47%	October 2012	November 2019
For derivatives not designated as cash flow hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of March 31, 2016, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Over the next 12 months, the Company expects that $0.2 million related to terminated cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense and $0.6 million relating to other cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into earnings.

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company reports derivative instruments on a gross basis in the consolidated financial statements. In connection with its foreign currency derivatives which were in a liability position as of March 31, 2016 and December 31, 2015, the Company has posted collateral of $1.0 million as of both dates and is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of March 31, 2016.

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of March 31, 2016 and December 31, 2015:

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

(2)
The Company declared and paid dividends of $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the three months ended March 31, 2016 and 2015. The Company declared and paid dividends of $2.3 million on its Series J Convertible Perpetual Preferred Stock during the three months ended March 31, 2016 and 2015. All 2015 dividends qualified as a return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

Dividends—In order to maintain its qualification as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2014, the Company had $856.4 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2034 if unused. The amount of NOL carryforwards as of December 31, 2015 will be determined upon finalization of the Company's 2015 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The 2012 Tranche A-2 Facility and 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards in the case of the 2015 Revolving Credit Facility), for so long as the Company maintains its qualification as a REIT. The 2012 Tranche A-2 Facility and 2015 Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the three months ended March 31, 2016 and 2015.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, the Company's Board of Directors authorized a new $50.0 million stock repurchase program. The program authorizes

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the three months ended March 31, 2016, the Company repurchased 5.8 million shares of its outstanding common stock for $58.1 million, at an average cost of $9.94 per share. During the three months ended March 31, 2015, the Company repurchased 44,000 shares of its outstanding common stock for $0.6 million, at an average cost of $12.66 per share. As of March 31, 2016 and December 31, 2015, the Company had remaining authorization to repurchase up to $40.6 million and $48.7 million, respectively, of common stock under its stock repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March 31, 2016	December 31, 2015
Unrealized gains (losses) on available-for-sale securities	$(106)	$(125)
Unrealized gains (losses) on cash flow hedges	(1,433)	(690)
Unrealized losses on cumulative translation adjustment	(4,038)	(4,036)
Accumulated other comprehensive income (loss)	$(5,577)	$(4,851)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense of $4.6 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively, in "General and administrative" in the Company's consolidated statements of operations. As of March 31, 2016, there was $2.7 million of total unrecognized compensation cost related to all unvested restricted stock units ("Units") that are expected to be recognized over a weighted average remaining vesting/service period of 1.77 years.
Performance Incentive Plans—The Company's Performance Incentive Plan ("iPIP") is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plan. The fair value of points is determined using a model that forecasts the Company's projected investment performance. iPIP is a liability-classified award which will be remeasured each reporting period at fair value until the awards are settled. The following is a summary of granted iPIP points.
•In May 2014, the Company granted 73 iPIP points in the initial 2013-2014 investment pool.

•	In January 2015, the Company granted an additional 10 iPIP points in the 2013-2014 investment pool and 34 iPIP points in the 2015-2016 investment pool.

•	In January 2016, the Company granted an additional 10 iPIP points in the 2013-2014 investment pool and an additional 40 iPIP points in the 2015-2016 investment pool.
As of March 31, 2016 and December 31, 2015, the Company had accrued compensation costs relating to iPIP of $19.6 million and $16.6 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
Long-Term Incentive Plan—The Company's shareholders approved the Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") which is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the 2009 LTIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors.
As of March 31, 2016, an aggregate of 3.6 million shares remain available for issuance pursuant to future awards under the Company's 2009 Long-Term Incentive Plan.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Restricted Share Issuances—During the three months ended March 31, 2016, the Company granted 92,057 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 58,667 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.
2016 Restricted Stock Unit Activity—During the three months ended March 31, 2016, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
122,817 service-based Units were granted on January 29, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2018, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of March 31, 2016, 122,817 of such service-based Units were outstanding.

As of March 31, 2016, the Company had the following additional stock-based compensation awards outstanding:

•
48,519 target amount of performance-based Units were granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The performance is based on the Company's TSR, measured over a performance period ending on December 31, 2017, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company’s TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of common stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these performance-based awards were 0.75% for risk-free interest rate and 28.14% for expected stock price volatility.

•
61,557 service-based Units were granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2017, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

•
8,751 service-based Units granted on various dates, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units have an original vesting term of three years. Upon vesting of these Units, holders will receive shares of the Company's common stock in the amount of the vested Units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

Directors' Awards—As of March 31, 2016, a combined total of 296,755 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $2.9 million.

401(k) Plan—The Company made gross contributions of $0.6 million for each of the three months ended March 31, 2016 and 2015.

Note 15—Earnings Per Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. HPU holders were current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. These HPU units were treated as a separate class of common stock. All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015.
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2016	2015
Income (loss) from continuing operations	$(19,757)	$(33,469)
Income from sales of real estate	10,458	21,156
Net (income) loss attributable to noncontrolling interests	942	1,841
Preferred dividends	(12,830)	(12,830)
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for basic earnings per common share	$(21,187)	$(23,302)

	For the Three Months Ended March 31,
	2016	2015
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(21,187)	$(22,553)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	77,060	85,497

Basic and diluted earnings per common share:
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.27)	$(0.26)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Earnings allocable to High Performance Units (1):
Numerator for basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$—	$(749)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	—	15

Basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$—	$(49.93)
_______________________________________________________________________________

(1)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015.

For the three months ended March 31, 2016 and 2015, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1):

	For the Three Months Ended March 31,
	2016	2015
Joint venture shares	298	298
3.00% convertible senior unsecured notes	16,992	16,992
Series J convertible perpetual preferred stock	15,635	15,635
1.50% convertible senior unsecured notes	11,567	11,567
_______________________________________________________________________________

(1)	For the three months ended March 31, 2016 and 2015, the effect of the Company's unvested Units, performance-based Units, CSEs and restricted stock awards were anti-dilutive.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2016
Recurring basis:
Derivative assets(1)	$407	$—	$407	$—
Derivative liabilities(1)	929	—	929	—
Available-for-sale securities(1)	5,536	—	—	5,536
Non-recurring basis:
Impaired loans(2)	5,200	—	—	5,200

As of December 31, 2015
Recurring basis:
Derivative assets(1)	$1,522	$—	$1,522	$—
Derivative liabilities(1)	131	—	131	—
Available-for-sale securities(1)	1,161	—	—	1,161
Non-recurring basis:
Impaired loans(3)	3,200	—	—	3,200
____________________________________________________________

(1)
The fair value of the Company's derivatives and available-for-sale securities are based upon third-party broker quotes. During the three months ended March 31, 2016, the Company acquired $4.4 million of available for sale securities. There were no other material changes in Level 3 assets and there were no transfers into/out of Level 3 for the three months ended March 31, 2016.

(2)	The Company recorded a provision for loan losses on one loan with a fair value of $5.2 million using an appraisal based on market comparable sales.

(3)	The Company recorded a provision for loan losses on one loan with a fair value of $3.2 million based on a discounted cash flow analysis using a discount rate of 14.3%.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.7 billion and $4.3 billion, respectively, as of March 31, 2016 and $1.6 billion and $4.3 billion, respectively, as of December 31, 2015. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 17—Segment Reporting

The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Finance, Net Lease, Operating Properties and Land and Development. The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans and real estate related securities. The Net Lease segment includes all of the Company's activities related to the ownership and leasing of corporate facilities. The Operating Properties segment includes the Company's activities and operations related to its commercial and residential properties. The Land and Development segment includes the Company's activities related to its developable land portfolio.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
For the Three Months Ended March 31, 2016
Operating lease income	$—	$35,750	$19,081	$106	$—	$54,937
Interest income	33,219	—	—	—	—	33,219
Other income	1,297	80	7,344	1,065	1,755	11,541
Land development revenue	—	—	—	14,947	—	14,947
Earnings (loss) from equity method investments	—	946	(142)	6,661	802	8,267
Income from sales of real estate	—	4,928	5,530	—	—	10,458
Total revenue and other earnings	34,516	41,704	31,813	22,779	2,557	133,369
Real estate expense	—	(4,508)	(21,120)	(8,677)	—	(34,305)
Land development cost of sales	—	—	—	(11,575)	—	(11,575)
Other expense	86	—	—	—	(826)	(740)
Allocated interest expense	(14,702)	(16,236)	(6,620)	(8,359)	(11,104)	(57,021)
Allocated general and administrative(2)	(3,831)	(4,296)	(1,870)	(3,270)	(5,258)	(18,525)
Segment profit (loss)(3)	$16,069	$16,664	$2,203	$(9,102)	$(14,631)	$11,203
Other significant items:
Provision for loan losses	$1,506	$—	$—	$—	$—	$1,506
Depreciation and amortization	—	8,851	5,283	300	274	14,708
Capitalized expenditures	—	851	15,797	34,268	—	50,916

For the Three Months Ended March 31, 2015
Operating lease income	$—	$36,339	$22,614	$186	$—	$59,139
Interest income	34,896	—	—	—	—	34,896
Other income	48	3	8,876	633	1,004	10,564
Land development revenue	—	—	—	8,258	—	8,258
Earnings (loss) from equity method investments	—	1,633	535	2,609	1,770	6,547
Income from sales of real estate	—	3,527	17,629	—	—	21,156
Total revenue and other earnings	34,944	41,502	49,654	11,686	2,774	140,560
Real estate expense	—	(5,270)	(27,424)	(6,940)	—	(39,634)
Land development cost of sales	—	—	—	(6,891)	—	(6,891)
Other expense	1	—	—	—	(2,124)	(2,123)
Allocated interest expense	(14,235)	(16,835)	(7,668)	(7,544)	(8,350)	(54,632)
Allocated general and administrative(2)	(3,094)	(3,761)	(1,828)	(2,793)	(6,039)	(17,515)
Segment profit (loss)(3)	$17,616	$15,636	$12,734	$(12,482)	$(13,739)	$19,765
Other significant items:
Provision for loan losses	$4,293	$—	$—	$—	$—	$4,293
Depreciation and amortization	—	9,449	8,344	390	318	18,501
Capitalized expenditures	—	345	10,094	22,380	—	32,819

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

As of March 31, 2016
Real estate
Real estate, net	$—	$1,099,488	$479,112	$—	$—	$1,578,600
Real estate available and held for sale	—	717	131,678	—	—	132,395
Total real estate	—	1,100,205	610,790	—	—	1,710,995
Land and development	—	—	—	1,024,434	—	1,024,434
Loans receivable and other lending investments, net	1,637,387	—	—	—	—	1,637,387
Other investments	—	68,043	12,033	96,173	57,741	233,990
Total portfolio assets	$1,637,387	$1,168,248	$622,823	$1,120,607	$57,741	4,606,806
Cash and other assets						885,372
Total assets						$5,492,178

As of December 31, 2015
Real estate
Real estate, net	$—	$1,112,479	$481,504	$—	$—	$1,593,983
Real estate available and held for sale	—	—	137,274	—	—	137,274
Total real estate	—	1,112,479	618,778	—	—	1,731,257
Land and development	—	—	—	1,001,963	—	1,001,963
Loans receivable and other lending investments, net	1,601,985	—	—	—	—	1,601,985
Other investments	—	69,096	11,124	100,419	73,533	254,172
Total portfolio assets	$1,601,985	$1,181,575	$629,902	$1,102,382	$73,533	4,589,377
Cash and other assets						1,008,415
Total assets						$5,597,792
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

(2)	General and administrative excludes stock-based compensation expense of $4.6 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended March 31,
	2016	2015
Segment profit	$11,203	$19,765
Less: (Provision for) loan losses	(1,506)	(4,293)
Less: Stock-based compensation expense	(4,577)	(3,238)
Less: Depreciation and amortization	(14,708)	(18,501)
Less: Income tax (expense) benefit	414	(5,878)
Less: Loss on early extinguishment of debt, net	(125)	(168)
Net income (loss)	$(9,299)	$(12,313)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2015 Annual Report (as defined below), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2015 Annual Report. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.
Introduction
iStar Inc., doing business as "iStar", finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. We have invested more than $35 billion over the past two decades and are structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. Our primary business segments are real estate finance, land and development, net lease and operating properties.
Executive Overview

We have continued to originate investments within our core business segments of real estate finance and net lease, which we anticipate should drive future revenue growth. In addition, we have made significant investments within our operating property and land and development portfolios in order to maximize asset value and better position assets for sale. Through strategic ventures, we have partnered with other providers of capital within our net lease segment and with developers with residential building expertise within our land and development segment. We expect these partnerships to have a positive impact on our business.
Access to the capital markets has allowed us to extend our debt maturity profile and become primarily an unsecured borrower. In March 2016, we repaid our $261.4 million 5.875% senior unsecured notes at maturity using available cash. In addition, we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were used to repay $5.0 million of the 2015 Revolving Credit Facility and related financing costs. As of March 31, 2016, we had $591.2 million of cash, which we expect to use primarily to repay debt and fund future investment activities. Subsequent to the end of the quarter, we used the remaining proceeds from the March offering to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016.
During the three months ended March 31, 2016, three of our four business segments, including real estate finance, net lease and operating properties, contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. For the three months ended March 31, 2016, we recorded a net loss allocable to common shareholders of $21.2 million, compared to $22.6 million during the same period in the prior year. Adjusted income allocable to common shareholders for the three months ended March 31, 2016 was $3.1 million, compared to $8.5 million during the same period in the prior year.

Results of Operations for the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Operating lease income	$54,937	$59,139	$(4,202)	(7)%
Interest income	33,219	34,896	(1,677)	(5)%
Other income	11,541	10,564	977	9%
Land development revenue	14,947	8,258	6,689	81%
Total revenue	114,644	112,857	1,787	2%
Interest expense	57,021	54,632	2,389	4%
Real estate expense	34,305	39,634	(5,329)	(13)%
Land development cost of sales	11,575	6,891	4,684	68%
Depreciation and amortization	14,708	18,501	(3,793)	(21)%
General and administrative	23,102	20,753	2,349	11%
Provision for (recovery of) loan losses	1,506	4,293	(2,787)	(65)%
Other expense	740	2,123	(1,383)	(65)%
Total costs and expenses	142,957	146,827	(3,870)	(3)%
Loss on early extinguishment of debt, net	(125)	(168)	43	26%
Earnings from equity method investments	8,267	6,547	1,720	26%
Income tax (expense) benefit	414	(5,878)	6,292	>(100%)
Income from sales of real estate	10,458	21,156	(10,698)	(51)%
Net income (loss)	$(9,299)	$(12,313)	$3,014	24%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $54.9 million during the three months ended March 31, 2016 from $59.1 million for the same period in 2015.

Operating lease income from net lease assets decreased to $35.8 million during the three months ended March 31, 2016 from $36.3 million for the same period in 2015. The decrease was primarily due to the sale of net lease assets in 2015. Operating lease income from same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2015 and were in service through March 31, 2016, increased slightly to $34.3 million during the three months ended March 31, 2016 from $34.2 million for the same period in 2015. This increase was primarily due to an increase in rent per occupied square foot to $9.61 for the three months ended March 31, 2016 from $9.57 for the same period in 2015, and an increase in the occupancy rate, which was 96.0% as of March 31, 2016 and 95.5% as of March 31, 2015.

Operating lease income from commercial operating properties decreased to $18.9 million during the three months ended March 31, 2016 from $22.5 million for the same period in 2015. The decrease was primarily due to the sale of a leasehold interest in an operating property in 2015 and other commercial operating property sales in 2015. This decrease was partially offset by an increase in operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels and marinas, which we owned on or prior to January 1, 2015 and were in service through March 31, 2016. Operating lease income from same store commercial operating properties increased to $16.5 million during the three months ended March 31, 2016 from $14.9 million for the same period in 2015, due primarily to an increase in occupancy rates, which was 76.6% as of March 31, 2016 and 68.8% as of March 31, 2015, partially offset by a decrease in rent per occupied square foot to $24.19 for the three months ended March 31, 2016 from $24.35 for the same period in 2015. Ancillary operating lease income for residential operating properties and land and development assets decreased slightly for the three months ended March 31, 2016 to $0.2 million from $0.3 million for the same period in 2015.

Interest income decreased to $33.2 million during the three months ended March 31, 2016 from $34.9 million for the same period in 2015. The decrease was due primarily to the weighted average yield on our performing loans, which decreased to 8.5% for the three months ended March 31, 2016 from 9.6% for the same period in 2015, due primarily to the repayment of loans with higher interest rates. This decrease was partially offset by new investment originations and additional fundings on existing loans, which increased our average balance of performing loans to $1.57 billion during the three months ended March 31, 2016 from $1.48 billion for the same period in 2015.
Other income increased to $11.5 million during the three months ended March 31, 2016 from $10.6 million for the same period in 2015. The increase was primarily due to an increase in loan prepayment fees and property tax refunds, partially offset by a decrease in lease termination fees.
Land development revenue and cost of sales—During the three months ended March 31, 2016, we sold residential lots and units for proceeds of $14.9 million which had associated cost of sales of $11.6 million. We also recognized earnings from equity method investments of $6.7 million from unconsolidated land and development investments, resulting in total gross margin from our land and development portfolio of $10.0 million. During the three months ended March 31, 2015, we sold residential lots and units for proceeds of $8.3 million which had associated cost of sales of $6.9 million. We also recognized earnings from equity method investments of $2.6 million from unconsolidated land and development investments, resulting in total gross margin from our land and development portfolio of $4.0 million. The increase in 2016 from the same period in 2015 was primarily due to the progression of our land and development projects.
Costs and expenses—Interest expense increased to $57.0 million during the three months ended March 31, 2016 from $54.6 million for the same period in 2015 due to an increase in our outstanding debt. The average balance of our outstanding debt increased to $4.21 billion for the three months ended March 31, 2016 from $4.08 billion for the same period in 2015. Our weighted average effective cost of debt was 5.5% for the three months ended March 31, 2016 and 2015.
Real estate expenses decreased to $34.3 million during the three months ended March 31, 2016 from $39.6 million for the same period in 2015. The decrease was due primarily to expenses for commercial operating properties which decreased to $18.6 million during the three months ended March 31, 2016 from $22.5 million for the same period in 2015. This decrease was primarily due to the sale of a leasehold interest in an operating property and other operating property sales during 2015. Expenses for same store commercial operating properties, excluding hotels and marinas, increased to $10.0 million from $9.9 million for the same period in 2015. Expenses associated with residential units also decreased to $2.6 million during the three months ended March 31, 2016 from $4.9 million for the same period in 2015 due to the sale of residential units since March 31, 2015. Expenses for net lease assets decreased to $4.5 million during the three months ended March 31, 2016 from $5.3 million for the same period in 2015 due primarily to the sale of net lease assets in 2015. Expenses for same store net lease assets decreased to $4.5 million from $4.8 million for the same period in 2015. These decreases were offset by an increase in carry costs and other expenses on our land assets, which increased to $8.6 million during the three months ended March 31, 2016 from $6.9 million for the same period in 2015, primarily due to an increase in costs incurred on certain land assets prior to development.
Depreciation and amortization decreased to $14.7 million during the three months ended March 31, 2016 from $18.5 million for the same period in 2015, primarily due to the sale of a leasehold interest in an operating property and other commercial operating property sales in 2015.
General and administrative expenses increased to $23.1 million during the three months ended March 31, 2016 from $20.8 million for the same period in 2015, primarily due to the timing of expense recognition for our performance based compensation program, the vesting of previously issued compensation awards and the grant of additional iPIP points.
The net provision for loan losses was $1.5 million during the three months ended March 31, 2016 as compared to $4.3 million for the same period in 2015. Included in the net provision for the three months ended March 31, 2016 were provisions of $0.9 million in the specific reserve due to one non-performing loan and $0.6 million in the general reserve primarily due to new investment originations. Included in the net provision for the three months ended March 31, 2015 was an increase of $4.5 million in the general reserve due primarily to new investment originations offset by recoveries of previously recorded loan loss reserves of $0.2 million.
Other expense decreased to $0.7 million during the three months ended March 31, 2016 from $2.1 million for the same period in 2015. This decrease was primarily the result of a change in the fair value of an interest rate cap that was not designated as a cash flow hedge.

Earnings from equity method investments—Earnings from equity method investments increased to $8.3 million during the three months ended March 31, 2016 from $6.5 million for the same period in 2015. During the three months ended March 31, 2016, we recognized $8.2 million related to sales activity on a land development venture, $0.9 million related to leasing operations at our Net Lease Venture and aggregate losses of $0.8 million from our remaining equity method investments. For the three months ended March 31, 2015, we recognized $6.5 million of earnings from equity method investments due primarily to $4.5 million related to sales activity on a land development venture.

Income tax (expense) benefit—Income taxes are primarily generated by assets held by our taxable REIT subsidiaries ("TRS's"). An income tax benefit of $0.4 million was recorded during the three months ended March 31, 2016 as compared to income tax expense of $5.9 million for the same period in 2015. The current income tax benefit relates primarily to a taxable loss generated from the sales of TRS properties. The income tax expense for the three months ended March 31, 2015 primarily related to taxable income generated from the sales of TRS properties.

Income from sales of real estate—Income from sales of real estate decreased to $10.5 million during the three months ended March 31, 2016 from $21.2 million for the same period in 2015. During the three months ended March 31, 2016 and 2015, we sold residential condominiums that resulted in income of $4.9 million and $17.6 million, respectively. The decrease was due primarily to our decreasing inventory of residential condominiums. During the three months ended March 31, 2016 and 2015, we sold net lease assets resulting in a gain of $4.9 million and $3.6 million, respectively. In addition, during the three months ended March 31, 2016, we sold a commercial operating property resulting in a gain of $0.7 million.

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

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$(21,187)	$(22,553)
Add: Depreciation and amortization(1)	17,172	20,072
Add/Less: Provision for loan losses	1,506	4,293
Add: Impairment of assets(2)	915	4,337
Add: Stock-based compensation expense	4,577	3,238
Add: Loss on early extinguishment of debt, net	125	168
Less: HPU/Participating Security allocation	(2)	(1,032)
Adjusted income (loss) allocable to common shareholders	$3,106	$8,523
______________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
For the three months ended March 31, 2016 and 2015, impairment of assets includes impairments on cost and equity method investments recorded in "Other income" and "Earnings from equity method investments", respectively, in our consolidated statements of operations.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	March 31, 2016	December 31, 2015
Non-performing loans
Carrying value(1)	$68,349	$60,327
As a percentage of total carrying value of loans	4.3%	3.9%
Reserve for loan losses
Asset-specific reserves for loan losses	$73,071	$72,165
As a percentage of gross carrying value of impaired loans	51.7%	54.5%
Total reserve for loan losses	$109,671	$108,165
As a percentage of total loans before loan loss reserves	6.4%	6.6%
_______________________________________________________________________________

(1)	As of March 31, 2016 and December 31, 2015, carrying values of non-performing loans are net of asset-specific reserves for loan losses.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2016, we had non-performing loans with an aggregate carrying value of $68.3 million compared to non-performing loans of with an aggregate carrying value of $60.3 million as of December 31, 2015. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $109.7 million as of March 31, 2016, or 6.4% of total loans, compared to $108.2 million or 6.6% as of December 31, 2015. For the three months ended March 31, 2016, the provision for loan losses includes provisions for specific reserves of $0.9 million due to one non-performing loan and $0.6 million of general reserves due primarily to new investment originations. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2016, asset-specific reserves increased to $73.1 million compared to $72.2 million as of December 31, 2015, due primarily to a new non-performing loan.

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

The general reserve increased to $36.6 million or 2.3% of performing loans as of March 31, 2016, compared to $36.0 million or 2.4% of performing loans as of December 31, 2015. This increase was primarily attributable to an increase in the balance of performing loans, which was driven by new investment originations.

Risk concentrations—As of March 31, 2016, based on current gross carrying values, the Company's total investment portfolio has the following characteristics ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Land and Development	$45,079	$—	$—	$1,126,939	$1,172,018	22.9%
Office / Industrial	157,281	847,287	132,401	—	1,136,969	22.2%
Mixed Use / Mixed Collateral	579,638	—	257,474	—	837,112	16.4%
Hotel	349,443	136,080	55,339	—	540,862	10.6%
Entertainment / Leisure	—	500,552	—	—	500,552	9.8%
Condominium	269,604	—	131,714	—	401,318	7.9%
Retail	66,902	57,347	125,573	—	249,822	4.9%
Other Property Types	206,040	9,483	—	—	215,523	4.2%
Strategic Investments	—	—	—	—	57,741	1.1%
Total	$1,673,987	$1,550,749	$702,501	$1,126,939	$5,111,917	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$1,006,071	$382,939	$485	$251,404	$1,640,899	32.1%
West	84,227	402,406	57,056	364,001	907,690	17.8%
Southeast	135,752	234,605	275,875	147,302	793,534	15.5%
Mid-Atlantic	168,808	139,076	150,743	204,071	662,698	13.0%
Southwest	52,863	169,923	145,514	149,285	517,585	10.1%
Central	164,135	79,866	58,372	4,526	306,899	6.0%
Various(2)	62,131	141,934	14,456	6,350	224,871	4.4%
Strategic Investments(2)	—	—	—	—	57,741	1.1%
Total	$1,673,987	$1,550,749	$702,501	$1,126,939	$5,111,917	100.0%
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)	Combined, strategic investments and the various category include $19.8 million of international assets.

Liquidity and Capital Resources

During the three months ended March 31, 2016, we funded a total of $147.8 million associated with new investments, prior financing commitments as well as ongoing development during the quarter. Total fundings included $94.3 million in lending and other investments, $34.2 million to develop our land and development assets and $19.3 million of capital to reposition or redevelop our operating properties and invest in net lease assets. Also during the three months ended March 31, 2016, we generated $131.8 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $79.7 million from real estate finance, $25.5 million from operating properties, $10.6 million from net lease assets, $9.0 million from land and development assets and $7.0 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments. In March 2016, we repaid the $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were used to repay $5.0 million of the 2015 Revolving Credit Facility, pay related financing costs and, subsequent to the end of the quarter, repay in full the $265.0 million principal amount of senior unsecured notes due July 2016. As of March 31, 2016, we had unrestricted cash of $591.2 million, including proceeds from the notes issuance.

The following table outlines our capital expenditures on real estate and land and development assets as reflected in our consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, by segment ($ in thousands):

	For the Three Months Ended March 31,
	2016	2015
Operating Properties	$16,757	$13,824
Net Lease	978	892
Total capital expenditures on real estate assets	$17,735	$14,716

Land and Development	$29,375	$19,953
Total capital expenditures on land and development assets	$29,375	$19,953
Our primary cash uses over the next 12 months are expected to be funding of investments, repayment of debt, capital expenditures and funding ongoing business operations. Subsequent to the end of the quarter, we repaid in full the $265.0 million principal amount of senior unsecured notes due July 2016. We have other debt maturities of $824.8 million due before March 31, 2017. Over the next 12 months, we currently expect to fund in the range of approximately $200 million to $275 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development and operating properties business segments and include multifamily and residential development activities which are expected to include approximately $115 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of March 31, 2016, we also had approximately $840 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority over the next two years, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met. See "Unfunded Commitments" below. Our capital sources to meet cash uses through the next 12 months and beyond will primarily be expected to include cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales and capital raised through debt and/or equity capital raising transactions.
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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of March 31, 2016 (Refer to Note 10 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes(1)	$3,234,722	$764,722	$1,425,000	$770,000	$275,000	$—
Secured credit facilities	325,123	325,123	—	—	—	—
Revolving credit facility	245,000	—	245,000	—	—	—
Secured term loans	237,297	9,326	26,380	38,920	161,738	933
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	4,142,142	1,099,171	1,696,380	808,920	436,738	100,933
Interest Payable(2)	576,742	206,753	238,405	93,404	17,237	20,943
Loan Participations Payable(3)	154,905	—	100,000	54,905	—	—
Operating Lease Obligations	25,566	5,728	8,808	6,658	3,643	729
Total(4)	$4,899,355	$1,311,652	$2,043,593	$963,887	$457,618	$122,605
_______________________________________________________________________________

(1)	Includes the $265.0 million principal amount of senior unsecured notes due July 2016 that were repaid in full in April 2016.

(2)	Variable-rate debt assumes 1-month LIBOR of 0.43% and 3-month LIBOR of 0.62% that were in effect as of March 31, 2016.

(3)	Refer to Note 9 to the consolidated financial statements.

(4)
We also have issued letters of credit totaling $2.2 million in connection with our investments. See "Unfunded Commitments" below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

2015 Revolving Credit Facility—On March 27, 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. During the three months ended March 31, 2016, the weighted average cost of the credit facility was 3.18%. Commitments under the revolving facility mature in March 2018. At maturity, we may convert outstanding borrowings to a one-year term loan which matures in quarterly installments through March 2019.
2012 Secured Credit Facilities—In March 2012, we entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which accrued interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities, together with cash on hand, were used to repurchase and repay other outstanding debt.
The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees. The 2012 Tranche A-1 Facility was fully repaid in August 2013. Additionally, through March 31, 2016, we made cumulative amortization repayments of $144.9 million on the 2012 Tranche A-2 Facility. For the three months ended March 31, 2016 and 2015, repayments of the 2012 Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of 0.1 million and $0.2 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts are included in "Loss on early extinguishment of debt, net" in our consolidated statements of operations.

Unsecured Notes—In March 2016, we repaid our $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, in March 2016 we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were used to repay $5.0 million of the 2015 Revolving Credit Facility, pay related financing costs and, subsequent to the end of the quarter, repay in full the $265.0 million principal amount of senior unsecured notes due July 2016.

Encumbered/Unencumbered Assets—As of March 31, 2016 and December 31, 2015, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2016		December 31, 2015
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$806,550	$772,050	$816,721	$777,262
Real estate available and held for sale	13,047	119,348	10,593	126,681
Land and development	17,682	1,006,752	17,714	984,249
Loans receivable and other lending investments, net(1)(2)	157,347	1,361,735	170,162	1,314,823
Other investments	15,385	218,605	22,352	231,820
Cash and other assets	—	885,372	—	1,008,415
Total	$1,010,011	$4,363,862	$1,037,542	$4,443,250
_______________________________________________________________________________

(1)	As of March 31, 2016 and December 31, 2015, the amounts presented exclude general reserves for loan losses of $36.6 million and $36.0 million, respectively.

(2)	As of March 31, 2016 and December 31, 2015, the amount presented excludes loan participations of $154.9 million and $153.0 million, respectively.

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
Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies. Refer to Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in various unconsolidated ventures. Refer to Note 7 to the consolidated financial statements for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments and any unfunded commitments (see below).

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2016, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$752,417	$17,161	$19,642	$789,220
Strategic Investments	—	—	45,978	45,978
Discretionary Fundings	5,000	—	—	5,000
Total	$757,417	$17,161	$65,620	$840,198

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, our Board of Directors authorized a new $50.0 million stock repurchase program. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the three months ended March 31, 2016, we repurchased 5.8 million shares of our outstanding common stock for $58.1 million, at an average cost of $9.94 per share. During the three months ended March 31, 2015, we repurchased 44,000 shares of its outstanding common stock for $0.6 million, at an average cost of $12.66 per share. As of March 31, 2016 and December 31, 2015, we had remaining authorization to repurchase up to $40.6 million and $48.7 million, respectively, of common stock under our stock repurchase program.
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
In accordance with the adoption of Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, we present debt issuance costs as a deduction from the carrying value of "Debt obligations, net" and "Loan participations payable, net" on our consolidated balance sheets, which is consistent with the presentation of debt discounts. These costs were previously recorded in "Deferred expenses and other assets, net" on our consolidated balance sheets. However, debt issuance costs associated with revolving-debt arrangements are recorded in "Deferred expenses and other assets, net" on our consolidated balance sheets.
On January 1, 2016, we adopted ASU 2015-02, Amendments to the Consolidation Analysis, which modified the analysis we must perform to determine whether we should consolidate certain types of entities. The guidance does not amend the existing disclosure requirements variable interest entities or voting interest entities ("VOEs"). The guidance, however, modified the requirements to qualify under the VOE model. The adoption did not have a material impact on our consolidated financial statements.
On January 1, 2016, we adopted ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity ("ASU 2014-16") which eliminated the diversity in practice for the accounting for hybrid financial instruments issued in the form of a share. ASU 2014-16 requires management to consider all terms and features, whether stated or implied, of a hybrid instrument when determining whether the nature of the instrument is more akin to a debt instrument or an equity instrument. Embedded derivative features, which are accounted for separately from host contracts, should also be considered in the analysis of the hybrid instrument. The adoption did not have a material impact on our consolidated financial statements.

As of March 31, 2016, the remainder of our significant accounting policies, which are detailed in our 2015 Annual Report, have not changed materially.
New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, refer to Note 3 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the three months ended March 31, 2016 as compared to the disclosures included in our 2015 Annual Report. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our 2015 Annual Report.
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
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Circuit Court granted the defendants’ Motions to Dismiss and plaintiffs’ claims against all of the defendants in this action were dismissed. Plaintiffs appealed the Circuit Court's dismissal of their claims against the Company and all other defendants. On January 28, 2016, the Court of Special Appeals affirmed the order of the Circuit Court, holding that the Circuit Court properly dismissed plaintiffs' claims against all defendants, including the Company. On March 16, 2016, plaintiffs filed a petition for certiorari with the Maryland Court of Appeals, requesting that the Court of Appeals reverse the decision of the Court of Special Appeals. We have filed a response in opposition, arguing that the petition for certiorari should be denied. Action on the petition for certiorari is pending.
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of Lennar v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. Lennar has appealed the Court's judgment. The Court has granted Lennar's motion to stay the judgment pending appeal, subject to Lennar posting a required appeal bond, which has been posted. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. In the pending appeal before the United States Court of Appeals for the Fourth Circuit, the parties have filed their respective briefs. Oral argument has not yet been scheduled. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of any appeal. A third party is entitled to a 7.8% participation interest in all proceeds paid to the Company.
Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in the Company's 2015 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
January 1 to January 31	4,666,462	$10.23	4,666,462	$943,326
February 1 to February 29	523,059	$8.86	523,059	$46,310,958
March 1 to March 31	649,891	$8.74	649,891	$40,630,436
_______________________________________________________________________________

(1)
In February 2016, the Company's Board of Directors authorized a new $50.0 million stock repurchase program. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. There is no fixed expiration date to this stock repurchase program.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Articles Supplementary (Incorporated by reference to Form 8-K filed on April 19, 2016)
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the three months ended March 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
Date:	May 3, 2016	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	May 3, 2016	/s/ DAVID DISTASO
David DiStaso Chief Financial Officer (principal financial and accounting officer)