Form 10-Q
period 2016-06-30
ISTAR INC.
filed 2016-08-04
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of August 2, 2016, there were 71,176,421 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Real estate
Real estate, at cost	$1,862,382	$2,050,541
Less: accumulated depreciation	(426,462)	(456,558)
Real estate, net	1,435,920	1,593,983
Real estate available and held for sale	126,070	137,274
Total real estate	1,561,990	1,731,257
Land and development, net	1,046,013	1,001,963
Loans receivable and other lending investments, net	1,568,439	1,601,985
Other investments	228,756	254,172
Cash and cash equivalents	521,363	711,101
Accrued interest and operating lease income receivable, net	13,999	18,436
Deferred operating lease income receivable, net	95,767	97,421
Deferred expenses and other assets, net	173,070	181,457
Total assets	$5,209,397	$5,597,792
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$212,826	$214,835
Loan participations payable, net	186,854	152,086
Debt obligations, net	3,770,643	4,118,823
Total liabilities	4,170,323	4,485,744
Commitments and contingencies (refer to Note 11)	—	—
Redeemable noncontrolling interests (refer to Note 5)	7,621	10,718
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (refer to Note 13)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 71,891 and 81,109 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	72	81
Additional paid-in capital	3,599,335	3,689,330
Retained earnings (deficit)	(2,608,530)	(2,625,474)
Accumulated other comprehensive income (loss) (refer to Note 13)	(5,340)	(4,851)
Total iStar Inc. shareholders' equity	985,563	1,059,112
Noncontrolling interests	45,890	42,218
Total equity	1,031,453	1,101,330
Total liabilities and equity	$5,209,397	$5,597,792
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Operating lease income	$54,518	$56,152	$109,455	$115,291
Interest income	34,400	33,729	67,620	68,625
Other income	10,097	12,761	21,637	23,325
Land development revenue	27,888	6,543	42,835	14,801
Total revenues	126,903	109,185	241,547	222,042
Costs and expenses:
Interest expense	56,047	55,824	113,068	110,456
Real estate expense	35,438	36,355	69,743	75,989
Land development cost of sales	17,262	5,252	28,838	12,142
Depreciation and amortization	14,474	15,516	29,182	34,017
General and administrative	19,665	20,586	42,768	41,340
Provision for loan losses	700	19,151	2,206	23,444
Impairment of assets	3,012	1,674	3,012	1,674
Other expense	3,182	888	3,922	3,011
Total costs and expenses	149,780	155,246	292,739	302,073
Income (loss) before earnings from equity method investments and other items	(22,877)	(46,061)	(51,192)	(80,031)
Loss on early extinguishment of debt, net	(1,457)	(44)	(1,582)	(212)
Earnings from equity method investments	39,447	8,785	47,714	15,332
Income (loss) from continuing operations before income taxes	15,113	(37,320)	(5,060)	(64,911)
Income tax benefit (expense)	1,190	(811)	1,604	(6,688)
Income (loss) from continuing operations	16,303	(38,131)	(3,456)	(71,599)
Income from sales of real estate	43,484	18,355	53,943	39,511
Net income (loss)	59,787	(19,776)	50,487	(32,088)
Net (income) loss attributable to noncontrolling interests	(8,825)	629	(7,883)	2,470
Net income (loss) attributable to iStar Inc.	50,962	(19,147)	42,604	(29,618)
Preferred dividends	(12,830)	(12,830)	(25,660)	(25,660)
Net (income) loss allocable to HPU holders and Participating Security holders(1)(2)	(20)	1,027	(11)	1,776
Net income (loss) allocable to common shareholders	$38,112	$(30,950)	$16,933	$(53,502)
Per common share data:
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$0.52	$(0.36)	$0.22	$(0.63)
Diluted	$0.37	$(0.36)	$0.22	$(0.63)
Net income (loss) attributable to iStar Inc.:
Basic	$0.52	$(0.36)	$0.22	$(0.63)
Diluted	$0.37	$(0.36)	$0.22	$(0.63)
Weighted average number of common shares:
Basic	73,984	85,541	75,522	85,519
Diluted	118,510	85,541	104,431	85,519
Per HPU share data(1):
Income (loss) attributable to iStar Inc. from continuing operations - basic and diluted	$—	$(68.47)	$—	$(118.40)
Net income (loss) attributable to iStar Inc. - basic and diluted	$—	$(68.47)	$—	$(118.40)
Weighted average number of HPU shares - basic and diluted	—	15	—	15
_______________________________________________________________________________

(1)	All of the Company's outstanding High Performance Units ("HPUs") were repurchased and retired on August 13, 2015 (refer to Note 15).

(2)
Participating Security holders are non-employee directors who hold common stock equivalents ("CSEs") and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (refer to Note 14 and Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$59,787	$(19,776)	$50,487	$(32,088)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	—	—	—	(2,531)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	118	200	375	350
Unrealized gains/(losses) on available-for-sale securities	446	(63)	465	(638)
Unrealized gains/(losses) on cash flow hedges	(357)	144	(1,319)	(801)
Unrealized gains/(losses) on cumulative translation adjustment	30	129	(10)	(115)
Other comprehensive income (loss)	237	410	(489)	(3,735)
Comprehensive income (loss)	60,024	(19,366)	49,998	(35,823)
Comprehensive (income) loss attributable to noncontrolling interests	(8,825)	629	(7,883)	2,470
Comprehensive income (loss) attributable to iStar Inc.	$51,199	$(18,737)	$42,115	$(33,353)
_______________________________________________________________________________

(1)	Reclassified to "Other income" in the Company's consolidated statements of operations.

(2)
Reclassified to "Interest expense" in the Company's consolidated statements of operations are $23 and $183 for the three and six months ended June 30, 2016, respectively, and $84 and $119 for the three and six months ended June 30, 2015, respectively. Reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations are $95 and $192 for the three and six months ended June 30, 2016, respectively, and $116 and $231 for the three and six months ended June 30, 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2016 and 2015
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's(4)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$22	$4	$—	$81	$3,689,330	$(2,625,474)	$(4,851)	$42,218	$1,101,330
Dividends declared—preferred	—	—	—	—	—	(25,660)	—	—	(25,660)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	1,371	—	—	—	1,371
Net income (loss) for the period(2)	—	—	—	—	—	42,604	—	10,520	53,124
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(489)	—	(489)
Repurchase of stock	—	—	—	(9)	(91,826)	—	—	—	(91,835)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	460	—	—	—	460
Contributions from noncontrolling interests	—	—	—	—	—	—	—	444	444
Change in noncontrolling interest(3)	—	—	—	—	—	—	—	(7,292)	(7,292)
Balance as of June 30, 2016	$22	$4	$—	$72	$3,599,335	$(2,608,530)	$(5,340)	$45,890	$1,031,453

Balance as of December 31, 2014	$22	$4	$9,800	$85	$3,744,621	$(2,556,469)	$(971)	$51,256	$1,248,348
Dividends declared—preferred	—	—	—	—	—	(25,660)	—	—	(25,660)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	3,671	—	—	—	3,671
Net income (loss) for the period(2)	—	—	—	—	—	(29,618)	—	(710)	(30,328)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(3,735)	—	(3,735)
Repurchase of stock	—	—	—	—	(561)	—	—	—	(561)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(3,248)	—	—	—	(3,248)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	115	115
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,637)	(4,637)
Balance as of June 30, 2015	$22	$4	$9,800	$85	$3,744,483	$(2,611,747)	$(4,706)	$46,024	$1,183,965
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	For the six months ended June 30, 2016 and 2015, net income (loss) shown above excludes $(2,637) and $(1,760) of net loss attributable to redeemable noncontrolling interests.

(3)	Includes a payment to acquire a noncontrolling interest (refer to Note 5).

(4)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 15).
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$50,487	$(32,088)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	2,206	23,444
Impairment of assets	3,012	1,674
Depreciation and amortization	29,182	34,017
Payments for withholding taxes upon vesting of stock-based compensation	(1,203)	(1,683)
Non-cash expense for stock-based compensation	6,211	7,186
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	8,901	8,275
Amortization of discounts/premiums on loans, net	(7,237)	(4,977)
Deferred interest on loans, net	4,631	(32,840)
Earnings from equity method investments	(47,714)	(15,332)
Distributions from operations of other investments	31,479	7,843
Deferred operating lease income	(4,993)	(3,700)
Income from sales of real estate	(53,943)	(39,511)
Land development revenue in excess of cost of sales	(13,997)	(2,659)
Loss on early extinguishment of debt, net	1,582	212
Debt discount on repayments of debt obligations	(5,369)	(498)
Other operating activities, net	2,651	2,540
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	4,436	351
Changes in deferred expenses and other assets, net	1,677	5,293
Changes in accounts payable, accrued expenses and other liabilities	(13,052)	(21,321)
Cash flows used in operating activities	(1,053)	(63,774)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(158,262)	(267,245)
Capital expenditures on real estate assets	(35,674)	(33,210)
Capital expenditures on land and development assets	(58,961)	(42,050)
Acquisitions of real estate assets	(3,915)	—
Repayments of and principal collections on loans receivable and other lending investments, net	202,014	74,989
Net proceeds from sales of loans receivable	—	5,595
Net proceeds from sales of real estate	247,956	209,142
Net proceeds from sales of land and development assets	33,660	14,745
Net proceeds from sales of other investments	39,810	—
Distributions from other investments	8,632	67,358
Contributions to other investments	(8,283)	(7,449)
Changes in restricted cash held in connection with investing activities	3,220	(14,359)
Deposits paid to escrow account, net	—	(25,180)
Other investing activities, net	(5,677)	15,308
Cash flows provided by (used in) investing activities	264,520	(2,356)
Cash flows from financing activities:
Borrowings from debt obligations	646,401	374,000
Repayments of debt obligations	(991,184)	(247,055)
Proceeds from loan participations payable	22,844	138,075
Preferred dividends paid	(25,660)	(25,660)
Repurchase of stock	(90,481)	(561)
Payments for deferred financing costs	(8,003)	(2,255)
Other financing activities, net	(7,144)	(5,771)
Cash flows (used in) provided by financing activities	(453,227)	230,773
Effect of exchange rate changes on cash	22	432
Changes in cash and cash equivalents	(189,738)	165,075
Cash and cash equivalents at beginning of period	711,101	472,061
Cash and cash equivalents at end of period	$521,363	$637,136
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
During the year ended December 31, 2015, the Company determined that its classification of common shares repurchased under its share repurchase programs should be classified as a reduction to common stock for the par amount of the common stock repurchased and additional paid in capital and included as shares unissued within the consolidated financial statements. The Company previously classified common shares repurchased under its share repurchase programs as treasury stock. The misclassification eliminates treasury stock and results in corresponding reductions of common stock and additional paid-in capital, which results in no change in total equity within the consolidated balance sheets and consolidated statements of changes in equity. All repurchased shares previously reported as treasury stock will now be reported as unissued common stock. The change has no impact on the previously reported consolidated statements of operations, consolidated statements of comprehensive income or consolidated statements of cash flows. The Company evaluated the impact of this correction on previously issued financial statements and concluded they were not materially misstated. In order to conform previous financial statements with the current period, the Company elected to revise previously issued financial statements each time such financial statements are filed. The accompanying consolidated statements of changes in equity balances as of June 30, 2015 have been revised as follows:

	As Reported	Change	As Adjusted
	(in thousands)
June 30, 2015
Additional paid-in capital	$4,007,937	$(263,454)	$3,744,483
Common stock	146	(61)	85
Treasury stock, at cost	(263,515)	263,515	—
Total	3,744,568	—	3,744,568

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
Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of June 30, 2016, the total assets of these consolidated VIEs were $397.2 million and total liabilities were $69.0 million. The classifications of these assets are primarily within "Land and development" and "Real estate, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of June 30, 2016.

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of June 30, 2016, the Company's maximum exposure to loss from these investments does not exceed the sum of the $86.2 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $48.2 million of related unfunded commitments.

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
As of June 30, 2016, the remainder of the Company's significant accounting policies, which are detailed in the Company's 2015 Annual Report, have not changed materially.
New Accounting Pronouncements—In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") which was issued to simplify several aspects of the accounting for share-based payment transactions, including income tax, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Total
As of June 30, 2016
Land and land improvements, at cost	$305,424	$115,306	$420,730
Buildings and improvements, at cost	1,159,014	282,638	1,441,652
Less: accumulated depreciation	(382,613)	(43,849)	(426,462)
Real estate, net	1,081,825	354,095	1,435,920
Real estate available and held for sale (1)	—	126,070	126,070
Total real estate	$1,081,825	$480,165	$1,561,990
As of December 31, 2015
Land and land improvements, at cost	$306,172	$133,275	$439,447
Buildings and improvements, at cost	1,183,723	427,371	1,611,094
Less: accumulated depreciation	(377,416)	(79,142)	(456,558)
Real estate, net	1,112,479	481,504	1,593,983
Real estate available and held for sale (1)	—	137,274	137,274
Total real estate	$1,112,479	$618,778	$1,731,257
_______________________________________________________________________________

(1)	As of June 30, 2016 and December 31, 2015, the Company had $110.0 million and $137.3 million, respectively, of residential properties available for sale in its operating properties portfolio.

Real Estate Available and Held for Sale—During the six months ended June 30, 2016, the Company transferred one net lease asset with a carrying value of $0.7 million and one commercial operating property with a carrying value of $16.1 million to held for sale due to executed contracts with third parties. During the six months ended June 30, 2015, the Company transferred net lease assets with a carrying value of $8.2 million to held for sale due to executed contracts with third parties and one commercial operating property with a carrying value of $2.9 million to held for investment due to a change in business strategy.

Acquisitions—During the six months ended June 30, 2016, the Company acquired land for $3.9 million and simultaneously entered into a 99 year ground lease with the seller. During the six months ended June 30, 2015, the Company acquired, via deed-in-lieu, title to a residential operating property which had a total fair value of $13.4 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.
Dispositions—During the six months ended June 30, 2016 and 2015, the Company sold residential condominiums for total net proceeds of $59.2 million and $91.3 million, respectively, and recorded income from sales of real estate totaling $18.8 million and $30.9 million, respectively. During the six months ended June 30, 2016 and 2015, the Company sold net lease assets for net proceeds of $30.2 million and $25.6 million, respectively, resulting in gains of $9.2 million and $8.6 million, respectively. During the six months ended June 30, 2016, the Company also sold three commercial operating properties for net proceeds of $158.9 million resulting in gains of $25.9 million. The gains are recorded in "Income from sales of real estate" in the Company's consolidated statements of operations.
During the six months ended June 30, 2015, the Company, through a consolidated entity, sold a leasehold interest in a commercial operating property for net proceeds of $93.5 million and simultaneously entered into a ground lease with an initial term of 99 years. In connection with this transaction, the Company recorded a lease incentive asset of $38.1 million, which is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets, and deferred a gain of $5.3 million, which is included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. In December 2015, the Company acquired the noncontrolling interest in the entity for $6.4 million.
Impairments—During the six months ended June 30, 2016, the Company recorded an impairment of $3.0 million on a residential operating property resulting from a slowdown in the local condominium real estate market. During the six months

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

ended June 30, 2015, the Company recorded an impairment of $1.7 million on a commercial operating property resulting from a change in business strategy.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.9 million and $12.2 million for the three and six months ended June 30, 2016, respectively, and $6.7 million and $13.7 million for the three and six months ended June 30, 2015, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of June 30, 2016 and December 31, 2015, the allowance for doubtful accounts related to real estate tenant receivables was $1.0 million and $1.9 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.3 million and $1.5 million as of June 30, 2016 and December 31, 2015, respectively.. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.
Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	June 30,	December 31,
	2016	2015
Land and land development, at cost	$1,052,745	$1,007,995
Less: accumulated depreciation	(6,732)	(6,032)
Total land and development, net	$1,046,013	$1,001,963

Acquisitions—In February 2016, the Company acquired an additional 7.2% interest in a consolidated entity for $7.2 million. The Company owns 92.2% of the entity as of June 30, 2016.

Dispositions—During the six months ended June 30, 2016 and 2015, the Company sold residential lots and units and recognized land development revenue of $42.8 million and $14.8 million, respectively, from its land and development portfolio. For the six months ended June 30, 2016 and 2015, the Company recognized land development cost of sales of $28.8 million and $12.1 million, respectively, from its land and development portfolio.

In April 2015, the Company transferred a land asset to a purchaser at a stated price of $16.1 million, as part of an agreement to construct an amphitheater, for which the Company received immediate payment of $5.3 million, with the remainder to be received upon completion of the development project. Due to the Company's continuing involvement in the project, no sale was recognized and the proceeds were recorded as unearned revenue in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets (refer to Note 7).

Redeemable Noncontrolling Interest—The Company has a majority interest in a strategic venture that provides the third party minority partner an option to redeem its interest at fair value. The Company has reflected the partner's noncontrolling interest in this venture as a component of redeemable noncontrolling interest within its consolidated balance sheets. Changes in fair value are being accreted over the term from the date of issuance of the redemption option to the earliest redemption date using the interest method. As of June 30, 2016 and December 31, 2015, this interest had a carrying value of $4.8 million and $7.2 million, respectively. As of June 30, 2016 and December 31, 2015, this interest had an estimated redemption value of $0.6 million and $9.2 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	June 30, 2016	December 31, 2015
Senior mortgages	$1,030,475	$975,915
Corporate/Partnership loans	562,986	643,270
Subordinate mortgages	25,413	28,676
Total gross carrying value of loans	1,618,874	1,647,861
Reserves for loan losses	(110,371)	(108,165)
Total loans receivable, net	1,508,503	1,539,696
Other lending investments—securities	59,936	62,289
Total loans receivable and other lending investments, net	$1,568,439	$1,601,985

In June 2015, the Company received a loan with a fair value of $146.7 million as a non-cash paydown on a $196.6 million loan and reduced the principal balance by the fair value. The loan received has been recorded as a loan receivable and is included in "Loans receivable and other lending investments, net" on the Company’s consolidated balance sheet. In connection with the transaction, the Company recorded a provision for loan losses of $25.9 million on the original loan resulting in a remaining balance of $24.0 million. In October 2015, the Company received full payment of the remaining balance of the original $196.6 million loan.

During the six months ended June 30, 2015, the Company sold a loan with a carrying value of $5.5 million. No gain or loss was recognized as a result of the transaction.

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Reserve for loan losses at beginning of period	$109,671	$102,783	$108,165	$98,490
Provision for loan losses(1)	700	19,151	2,206	23,444
Reserve for loan losses at end of period	$110,371	$121,934	$110,371	$121,934
_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2015 the provision for loan losses includes recoveries of previously recorded asset-specific loan loss reserves of $0.3 million and $0.6 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of June 30, 2016
Loans	$152,855	$1,474,066	$1,626,921
Less: Reserve for loan losses	(73,371)	(37,000)	(110,371)
Total(3)	$79,484	$1,437,066	$1,516,550
As of December 31, 2015
Loans	$132,492	$1,524,347	$1,656,839
Less: Reserve for loan losses	(72,165)	(36,000)	(108,165)
Total(3)	$60,327	$1,488,347	$1,548,674
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.2 million as of June 30, 2016 and December 31, 2015. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)	The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $2.9 million and $8.2 million as of June 30, 2016 and December 31, 2015,

(3)
The Company's recorded investment in loans as of June 30, 2016 and December 31, 2015 includes accrued interest of $8.0 million and $9.0 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of June 30, 2016 and December 31, 2015, excludes $59.9 million and $62.3 million, respectively, of securities that are evaluated for impairment under ASC 320.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain and there can be no assurance that actual performance will be similar to current expectation. The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt.

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of June 30, 2016		As of December 31, 2015
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$898,957	3.06	$853,595	2.96
Corporate/Partnership loans	561,211	3.30	641,713	3.37
Subordinate mortgages	13,898	3.00	29,039	3.64
Total	$1,474,066	3.15	$1,524,347	3.15

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of June 30, 2016
Senior mortgages	$908,723	$—	$126,474	$126,474	$1,035,197
Corporate/Partnership loans	544,098	22,158	—	22,158	566,256
Subordinate mortgages	25,468	—	—	—	25,468
Total	$1,478,289	$22,158	$126,474	$148,632	$1,626,921
As of December 31, 2015
Senior mortgages	$864,099	$—	$116,250	$116,250	$980,349
Corporate/Partnership loans	647,451	—	—	—	647,451
Subordinate mortgages	29,039	—	—	—	29,039
Total	$1,540,589	$—	$116,250	$116,250	$1,656,839
_______________________________________________________________________________

(1)
As of June 30, 2016, the Company had five loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding. As of December 31, 2015, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 7.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of June 30, 2016			As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$9,217	$9,200	$—	$—	$—	$—
Subordinate mortgages	11,570	11,553	—	—	—	—
Subtotal	20,787	20,753	—	—	—	—
With an allowance recorded:
Senior mortgages	127,023	125,886	(70,833)	126,754	125,776	(69,627)
Corporate/Partnership loans	5,045	5,042	(2,538)	5,738	5,738	(2,538)
Subtotal	132,068	130,928	(73,371)	132,492	131,514	(72,165)
Total	$152,855	$151,681	$(73,371)	$132,492	$131,514	$(72,165)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$9,150	$111	$—	$—	$6,100	$111	$—	$—
Subordinate mortgages	5,785	—	—	—	3,857	—	—	—
Subtotal	14,935	111	—	—	9,957	111	—	—
With an allowance recorded:
Senior mortgages	126,978	—	130,016	17	126,903	—	130,226	34
Corporate/Partnership loans	5,224	—	28,301	3	5,396	—	21,876	12
Subtotal	132,202	—	158,317	20	132,299	—	152,102	46
Total	$147,137	$111	$158,317	$20	$142,256	$111	$152,102	$46

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of June 30, 2016
Available-for-Sale Securities
Municipal debt securities	$5,365	$5,365	$616	$5,981	$5,981
Held-to-Maturity Securities
Debt securities	54,324	53,955	—	54,270	53,955
Total	$59,689	$59,320	$616	$60,251	$59,936
As of December 31, 2015
Available-for-Sale Securities
Municipal debt securities	$1,010	$1,010	$151	$1,161	$1,161
Held-to-Maturity Securities
Debt securities	54,549	61,128	—	61,199	61,128
Total	$55,559	$62,138	$151	$62,360	$62,289

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2016	December 31, 2015	2016	2015	2016	2015
Other real estate equity investments(1)	$74,381	$81,452	$28,600	$(337)	$26,898	$(1,638)
iStar Net Lease I LLC ("Net Lease Venture")	67,895	69,096	944	1,666	1,890	3,299
Other investments(2)	58,922	73,525	4,723	2,357	5,525	4,053
Marina Palms, LLC ("Marina Palms")	27,558	30,099	5,180	5,099	13,401	9,618
Total other investments	$228,756	254,172	$39,447	$8,785	$47,714	$15,332
_______________________________________________________________________________

(1)
In June 2016, a majority-owned consolidated subsidiary of the Company sold its interest in a real estate equity method investment for net proceeds of $39.8 million and recognized a gain of $31.5 million, of which $10.1 million of the gain was attributable to the noncontrolling interest.

(2)
In conjunction with the sale of the Company's interests in Oak Hill Advisors, L.P. in 2011, the Company retained a share of the carried interest related to various funds. During the three and six months ended June 30, 2016, the Company recognized $0.5 million and $3.7 million, respectively, of carried interest income. During the three and six months ended June 30, 2015, the Company recognized $0.7 million and $2.2 million, respectively, of carried interest income.

Other real estate equity investments—As of June 30, 2016, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 19% to 85%, comprised of investments of $13.1 million in operating properties and $59.2 million in land assets. As of December 31, 2015, the Company's other real estate equity investments included $11.1 million in operating properties and $64.0 million in land assets.
In addition, during 2014 the Company contributed land to a newly formed unconsolidated entity in which the Company received an equity interest of 85.7%. This entity is a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of June 30, 2016 and December 31, 2015, the Company had a recorded equity interest of $2.1 million and $6.3 million, respectively. Additionally, the Company committed to provide $45.7 million of mezzanine financing to the entity. As of June 30, 2016, the loan balance was $35.6 million and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. During the three and six months ended June 30, 2016, the Company recorded $1.2 million and $2.4 million of interest income, respectively, and $1.0 million and $1.6 million for the three and six months ended June 30, 2015, respectively, relating to this loan.
Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a new unconsolidated entity in which the Company has an equity interest of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the net lease venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. As of June 30, 2016 and December 31, 2015, the venture's carrying value of total assets was $414.2 million and $400.2 million, respectively. During the three and six months ended June 30, 2016, the Company recorded $0.4 million and $0.8 million of management fees, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively, from the Net Lease Venture which are included in "Other income" in the Company's consolidated statements of operations. In June 2015, the venture placed ten year non-recourse financing of $120.0 million on one of its net lease assets. Net proceeds from the financing were distributed to its members of which the Company received approximately $61.2 million.
Other investments—As of June 30, 2016, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. As of June 30, 2016 and December 31, 2015, the carrying value of the Company's cost method investments was $1.4 million and $1.5 million, respectively. During the six months ended June 30, 2015, the Company sold available-for-sale securities for proceeds of $7.3

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

million for gains of $2.5 million, which are included in "Other income" in the Company's consolidated statements of operations. The amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method.
Marina Palms—As of June 30, 2016, the Company owned a 47.5% equity interest in Marina Palms, a residential condominium development. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of June 30, 2016 and December 31, 2015, the venture's carrying value of total assets was $207.6 million and $278.5 million, respectively.
Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries for the six months ended June 30, 2016 and 2015 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Six Months Ended June 30, 2016
Marina Palms	$87,494	$(47,764)	$39,730

For the Six Months Ended June 30, 2015
Marina Palms	$71,852	$(45,523)	$26,329

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2016	December 31, 2015
Intangible assets, net(1)	$64,345	$71,446
Other receivables(2)	37,345	22,557
Other assets(3)	30,258	36,999
Restricted cash	22,722	26,657
Leasing costs, net(4)	13,362	19,393
Corporate furniture, fixtures and equipment, net(5)	5,038	4,405
Deferred expenses and other assets, net	$173,070	$181,457
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. This balance also includes a lease incentive asset of $38.1 million (refer to Note 4). Accumulated amortization on intangible assets, net was $30.1 million and $37.3 million as of June 30, 2016 and December 31, 2015, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $1.2 million and $2.4 million for the three and six months ended June 30, 2016, respectively, and $1.4 million and $3.7 million for the three and six months ended June 30, 2015, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $2.2 million for the three and six months ended June 30, 2015, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)	As of June 30, 2016, includes $1.7 million of receivables related to the sale of properties that was received in July.

(3)
As of December 31, 2015, includes a $7.0 million receivable related to the sale of a land and development asset in 2015 that was recognized in land development revenue during the three and six months ended June 30, 2016.

(4)	Accumulated amortization of leasing costs was $7.6 million and $9.8 million as of June 30, 2016 and December 31, 2015, respectively.

(5)	Accumulated depreciation on corporate furniture, fixtures and equipment was $8.6 million and $8.1 million as of June 30, 2016 and December 31, 2015, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2016	December 31, 2015
Other liabilities(1)	$81,822	$80,332
Accrued expenses(2)	71,235	68,937
Accrued interest payable	49,876	55,081
Intangible liabilities, net(3)	9,893	10,485
Accounts payable, accrued expenses and other liabilities(4)	$212,826	$214,835
_______________________________________________________________________________

(1)
As of June 30, 2016 and December 31, 2015, "Other liabilities" includes $20.9 million and $14.5 million, respectively, related to profit sharing arrangements with developers for properties sold. As of June 30, 2016 and December 31, 2015, includes $4.6 million and $4.4 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of June 30, 2016 and December 31, 2015, "Other liabilities" also includes $6.3 million and $6.6 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units. As of June 30, 2016 and December 31, 2015, includes $2.3 million and $0.9 million, respectively, related to share repurchases that settled in July 2016 and January 2016, respectively. As of December 31, 2015, includes $6.0 million of deferred income in connection with the sale of a land and development asset in 2015. Of this amount, $7.0 million and $1.0 million were recognized in land development revenue and land development cost of sales, respectively, during the three and six months ended June 30, 2016. As of June 30, 2016, includes $0.8 million of deferred financing costs that had not yet been paid in cash. As of December 31, 2015, includes $5.7 million of deferred revenue in connection with the sale of a land and development asset in 2015 that was recognized in land development revenue during the six months ended June 30, 2016.

(2)
As of June 30, 2016 and December 31, 2015, accrued expenses includes $2.1 million and $5.3 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market leases was $6.8 million and $6.6 million as of June 30, 2016 and December 31, 2015, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, intangible liabilities includes $0.5 million associated with “Real estate available and held for sale" on the Company’s consolidated balance sheet.

(4)	As of June 30, 2016 and December 31, 2015, includes $30.4 million and $26.2 million, respectively, of capital expenditures that had not yet been paid in cash.

Deferred tax assets and liabilities of the Company's taxable REIT subsidiaries were as follows ($ in thousands):

	As of
	June 30, 2016	December 31, 2015
Deferred tax assets (liabilities)	$52,362	$53,910
Valuation allowance	(52,362)	(53,910)
Net deferred tax assets (liabilities)	$—	$—

Note 9—Loan Participations Payable, net

During the six months ended June 30, 2016, the Company transferred to a third party a $50.0 million senior loan commitment that it had previously originated. The Company had not funded the senior loan commitment prior to transfer. The transferee is responsible for funding the $50.0 million senior loan commitment, which bears interest at a rate of LIBOR + 4.50% with a LIBOR floor of 0.43%.
During the six months ended June 30, 2016, the Company transferred to a third party a $169.0 million senior loan commitment that it had previously originated. The Company had funded $22.8 million of the senior loan prior to transfer and received net proceeds of $22.7 million upon transfer. The transferee is responsible for funding the remaining $146.2 million of the senior loan commitment, which bears interest at a rate of LIBOR + 5.00% with a LIBOR floor of 0.50%. The Company is entitled to receive interest from the transferee at a rate of 3.0% on the funded balance. For the six months ended June 30, 2016, the transferee funded $5.6 million directly to the borrower.
During the six months ended June 30, 2015, the Company transferred to a third party a $100.0 million junior loan participation in a $250.0 million mezzanine loan commitment that it had previously originated. The Company had funded $38.9 million of the junior loan prior to transfer and received proceeds of $38.9 million upon transfer. The transferee is responsible for funding the remaining $61.1 million under the junior loan commitment, which bears interest at a rate of 5.90%. The Company will fund these

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

commitments if the transferee defaults. For the six months ended June 30, 2016 and 2015, the transferee funded an additional $6.7 million and $3.4 million, respectively, directly to the borrower. As of June 30, 2016, the balance of the loan was $59.7 million.
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
These transfers of financial assets did not meet the sales criteria established under ASC Topic 860 and have been accounted for as loan participations payable as of June 30, 2016 and December 31, 2015, with balances, net of discounts and debt issuance costs, of $186.9 million and $152.1 million, respectively. As of June 30, 2016 and December 31, 2015, the corresponding loan receivable balances were $186.6 million and $153.0 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Debt Obligations, net

As of June 30, 2016 and December 31, 2015, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	June 30, 2016	December 31, 2015
Secured credit facilities and term loans:
2015 $250 Million Secured Revolving Credit Facility	$50,000	$250,000	LIBOR + 2.75%	(1)	March 2018
2016 Senior Secured Credit Facility	450,000	—	LIBOR + 4.50%	(2)	July 2020
Term loans collateralized by net lease assets	235,016	239,547	4.85% - 7.26%	(3)	Various through 2026
2012 Secured Tranche A-2 Facility	—	339,717	LIBOR + 5.75%	(4)	—
Total secured credit facilities and term loans	735,016	829,264
Unsecured notes:
5.875% senior notes	—	261,403	5.875%		—
3.875% senior notes	—	265,000	3.875%		—
3.00% senior convertible notes(5)	200,000	200,000	3.00%		November 2016
1.50% senior convertible notes(6)	200,000	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.00% senior notes	275,000	275,000	9.00%		June 2017
4.00% senior notes	550,000	550,000	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
5.00% senior notes	770,000	770,000	5.00%		July 2019
6.50% senior notes	275,000	—	6.50%		July 2021
Total unsecured notes	2,969,722	3,221,125
Other debt obligations:
Other debt obligations	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,804,738	4,150,389
Debt discounts and deferred financing costs, net	(34,095)	(31,566)
Total debt obligations, net(7)	$3,770,643	$4,118,823
_______________________________________________________________________________

(1)
The loan bears interest at the Company's election of either (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.0% and subject to a margin ranging from 1.25% to 1.75%, or (ii) LIBOR subject to a margin ranging from 2.25% to 2.75%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019.

(2)
The loan bears interest at the Company's election of either (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.0% and subject to a margin of 3.5% or (ii) LIBOR subject to a margin of 4.5% with a minimum LIBOR rate of 1.0%.

(3)	As of June 30, 2016 and December 31, 2015, includes a loan with a floating rate of LIBOR plus 2.0%. As of June 30, 2016, the weighted average interest rate of these loans is 5.2%.

(4)	The loan had a LIBOR floor of 1.25%.

(5)
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

(7)
The Company capitalized interest relating to development activities of $1.4 million and $2.8 million for the three and six months ended June 30, 2016, respectively, and $1.2 million and $2.6 million for the three and six months ended June 30, 2015, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of June 30, 2016, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2016 (remaining six months)	$400,000	$—	$400,000
2017	924,722	—	924,722
2018	600,000	62,262	662,262
2019	770,000	30,005	800,005
2020	—	450,000	450,000
Thereafter	375,000	192,749	567,749
Total principal maturities	3,069,722	735,016	3,804,738
Unamortized discounts and deferred financing costs, net	(24,792)	(9,303)	(34,095)
Total debt obligations, net	$3,044,930	$725,713	$3,770,643

2016 Senior Secured Credit Facility—In June 2016, the Company entered into a senior secured credit facility of $450.0 million (the "2016 Senior Secured Credit Facility"). The 2016 Senior Secured Credit Facility was issued at 99% of par and bears interest at a floating rate of LIBOR plus 4.50% with a 1.00% LIBOR floor. The 2016 Senior Secured Credit Facility is collateralized 1.25x by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2016 Senior Secured Credit Facility. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees, and is required to repay 0.25% of the principal amount outstanding on the first business day of each quarter beginning on October 3, 2016. Proceeds from the 2016 Senior Secured Credit Facility were primarily used to repay in full the $323.2 million 2012 Secured Tranche A-2 Facility (as defined below) and pay down the 2015 Secured Revolving Credit Facility (as defined below).
In connection with the 2016 Senior Secured Credit Facility, the Company incurred $4.5 million of lender fees, substantially all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets. The Company also incurred $5.7 million in third party fees, of which $3.9 million was capitalized in “Debt obligations, net” on the Company's consolidated balance sheets, as it related to new lenders, and $1.8 million was recognized in “Other expense” in the Company's consolidated statements of operations as it related primarily to those lenders from the original facility that modified their debt under the new facility.

2015 Secured Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. During the three months ended June 30, 2016, the weighted average cost of the credit facility was 3.21%. Commitments under the revolving facility mature in March 2018. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019.
2012 Secured Credit Facilities—In March 2012, the Company entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which accrued interest at a rate of LIBOR + 4.00% (the "2012 Secured Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which accrued interest at a rate of LIBOR + 5.75% (the "2012 Secured Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches included a LIBOR floor of 1.25%.

The 2012 Secured Tranche A-1 Facility was fully repaid in August 2013. In June 2016, proceeds from the 2016 Senior Secured Credit Facility were used to repay in full the 2012 Secured Tranche A-2 Facility. During the three and six months ended June 30, 2016, repayments of the 2012 Secured Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $1.1 million and $1.2 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. During the three and six months ended June 30, 2015, repayments of the 2012 Secured Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.2

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

million, respectively. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

Unsecured Notes—In March 2016, the Company repaid its $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, the Company issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility. During the three and six months ended June 30, 2016, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.4 million. This amount is included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

Encumbered/Unencumbered Assets—As of June 30, 2016 and December 31, 2015, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2016		December 31, 2015
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$903,185	$532,735	$816,721	$777,262
Real estate available and held for sale	—	126,070	10,593	126,681
Land and development	22,364	1,023,649	17,714	984,249
Loans receivable and other lending investments, net(1)(2)	169,117	1,249,698	170,162	1,314,823
Other investments	—	228,756	22,352	231,820
Cash and other assets	—	804,199	—	1,008,415
Total	$1,094,666	$3,965,107	$1,037,542	$4,443,250
_______________________________________________________________________________

(1)	As of June 30, 2016 and December 31, 2015, the amounts presented exclude general reserves for loan losses of $37.0 million and $36.0 million, respectively.

(2)	As of June 30, 2016 and December 31, 2015, the amounts presented exclude loan participations of $186.6 million and $153.0 million, respectively.

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

The Company's 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Secured Credit Facility requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Secured Revolving Credit Facility is secured by a borrowing base of assets and requires the Company to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Secured Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the collateral coverage remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, the Company has the option to pay down outstanding borrowings or substitute assets in the borrowing base. In addition, for so long as the Company maintains its qualification as a REIT, the 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards). The Company may not pay common dividends if it ceases to qualify as a REIT.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.
Note 11—Commitments and Contingencies

Unfunded Commitments—The Company generally funds construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. The Company refers to these arrangements as Performance-Based Commitments. In addition, the Company sometimes establishes a maximum amount of additional funding which it will make available to a borrower or tenant for an expansion or addition to a project if it approves of the expansion or addition in its sole discretion. The Company refers to these arrangements as Discretionary Fundings. Finally, the Company has committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments.

As of June 30, 2016, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$452,314	$14,458	$20,363	$487,135
Strategic Investments	—	—	45,902	45,902
Discretionary Fundings	4,258	—	—	4,258
Total	$456,572	$14,458	$66,265	$537,295
_______________________________________________________________________________

(1)	Excludes $230.9 million of commitments on loan participations sold that are not the obligation of the Company (refer to Note 9).

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

Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of its current and former senior executives (including its chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of common stock issued by the Company to its senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. The Company filed a Motion to Dismiss the plaintiffs’ claims, which the Circuit Court granted on October 30, 2014 and, as a result, all of plaintiffs' claims in this action were dismissed. Plaintiffs appealed the dismissal of their claims and, on January 28, 2016, the Court of Special Appeals affirmed the order of the Circuit Court. Plaintiffs then filed a petition for certiorari with the Maryland Court of Appeals, requesting that the decision of the Court of Special Appeals be reversed. On May 20, 2016, the Maryland Court of Appeals granted the petition for writ of certiorari and agreed to hear the appeal.

U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of Lennar v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. Lennar appealed the Court's judgment and has posted an appeal bond. The Court has granted Lennar's motion to stay the judgment pending appeal. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. In the pending appeal before the United States Court of Appeals for the Fourth Circuit, the parties have filed their respective briefs. Oral argument has not yet been scheduled. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of any appeal. A third party purchased a participation interest in the Company's original loan and presently holds a 7.8% participation interest in all proceeds.

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	Other Assets	$39	Other Liabilities	$10	N/A	$—
Interest rate swaps	N/A	—	N/A	—	Other Liabilities	687	Other Liabilities	131
Total		$—		$39		$697		$131

Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$441	Other Assets	$378	Other Liabilities	$3	N/A	$—
Interest rate cap	Other Assets	49	Other Assets	1,105	N/A	—	N/A	—
Total		$490		$1,483		$3		$—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended June 30, 2016
Interest rate swaps	Interest Expense	(192)	(23)	N/A
Interest rate swap	Earnings from equity method investments	(165)	(95)	N/A
Foreign exchange contracts	Earnings from equity method investments	38	—	N/A
For the Three Months Ended June 30, 2015
Interest rate cap	Interest Expense	—	(125)	N/A
Interest rate cap	Earnings from equity method investments	(3)	—	N/A
Interest rate swaps	Interest Expense	92	42	N/A
Interest rate swap	Earnings from equity method investments	41	(117)	N/A
Foreign exchange contracts	Earnings from equity method investments	14	—	N/A
For the Six Months Ended June 30, 2016
Interest rate cap	Interest Expense	—	(185)	N/A
Interest rate cap	Earnings from equity method investments	(1)	—	N/A
Interest rate swaps	Interest Expense	(694)	2	N/A
Interest rate swap	Earnings from equity method investments	(624)	(192)	N/A
Foreign exchange contracts	Earnings from equity method investments	(49)	—	N/A
For the Six Months Ended June 30, 2015
Interest rate cap	Interest Expense	—	(202)	N/A
Interest rate cap	Earnings from equity method investments	(10)	—	N/A
Interest rate swaps	Interest Expense	284	84	N/A
Interest rate swap	Earnings from equity method investments	(323)	(232)	N/A
Foreign exchange contracts	Earnings from equity method investments	(184)	—	N/A

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives not Designated in Hedging Relationships		2016	2015	2016	2015
Interest rate cap	Other Expense	$(252)	$(534)	$(1,055)	$(2,571)
Foreign exchange contracts	Other Expense	523	(702)	341	1,587

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. As of June 30, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ and Rs in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells Indian rupee ("INR")/Buys USD Forward	₨	456,000	$6,553	December 2016
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of June 30, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($, €, and £ in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward	€6,100	$6,951	July 2016
Sells pound sterling ("GBP")/Buys USD Forward	£3,300	$4,663	July 2016
Sells euro ("EUR")/Buys USD Forward	€6,300	$7,018	October 2016
Sells pound sterling ("GBP")/Buys USD Forward	£3,400	$4,504	October 2016
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations for loan investments or "Accumulated other comprehensive income (loss)," on its consolidated balance sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $(0.1) million during the three months ended June 30, 2016 and $(0.1) million for the three and six months ended June 30, 2015 in its consolidated statements of operations.
Interest Rate Hedges—For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. As of June 30, 2016, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$26,668	LIBOR + 2.00%	3.47%	October 2012	November 2019

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For derivatives not designated as cash flow hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of June 30, 2016, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Over the next 12 months, the Company expects that $0.1 million related to terminated cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense and $(0.6) million relating to other cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into earnings.

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company reports derivative instruments on a gross basis in the consolidated financial statements. In connection with its foreign currency derivatives which were in a liability position as of June 30, 2016 and December 31, 2015, the Company has posted collateral of $1.0 million as of both dates and is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of June 30, 2016.

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of June 30, 2016 and December 31, 2015:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)(4)	Rate per Annum	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	$25.00	8.00%	$2.00
E	5,600	0.001	25.00	7.875%	1.97
F	4,000	0.001	25.00	7.80%	1.95
G	3,200	0.001	25.00	7.65%	1.91
I	5,000	0.001	25.00	7.50%	1.88
J	4,000	0.001	50.00	4.50%	2.25
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

(2)
The Company declared and paid dividends of $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the six months ended June 30, 2016 and 2015. The Company declared and paid dividends of $4.5 million on its Series J Convertible Perpetual Preferred Stock during the six months ended June 30, 2016 and 2015. All 2015 dividends qualified as a return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
The Company may, at its option, redeem the Series D, E, F, G, and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

(4)
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dividends—In order to maintain its qualification as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2014, the Company had $856.4 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2034 if unused. The amount of NOL carryforwards as of December 31, 2015 will be determined upon finalization of the Company's 2015 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Secured Credit Facility and 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards), for so long as the Company maintains its qualification as a REIT. The 2016 Senior Secured Credit Facility and 2015 Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the six months ended June 30, 2016 and 2015.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, the Company's Board of Directors authorized a new $50.0 million stock repurchase program. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the six months ended June 30, 2016, the Company repurchased 9.5 million shares of its outstanding common stock for $91.8 million, at an average cost of $9.71 per share. During the six months ended June 30, 2015, the Company repurchased 44,235 shares of its outstanding common stock for $0.6 million, at an average cost of $12.66 per share. As of June 30, 2016 and December 31, 2015, the Company had remaining authorization to repurchase up to $7.0 million and $48.7 million, respectively, of common stock under its stock repurchase program. The Company's Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	June 30, 2016	December 31, 2015
Unrealized gains (losses) on available-for-sale securities	$340	$(125)
Unrealized gains (losses) on cash flow hedges	(1,432)	(690)
Unrealized losses on cumulative translation adjustment	(4,248)	(4,036)
Accumulated other comprehensive income (loss)	$(5,340)	$(4,851)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense of $1.6 million and $6.2 million for the three and six months ended June 30, 2016, respectively, and $3.9 million and $7.2 million for the three and six months ended June 30, 2015, respectively, in "General and administrative" in the Company's consolidated statements of operations. As of June 30, 2016, there was $3.0 million of total unrecognized compensation cost related to all unvested restricted stock units ("Units") that are expected to be recognized over a weighted average remaining vesting/service period of 2.0 years.
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
•In May 2014, the Company granted 73 iPIP points in the initial 2013-2014 investment pool.

•	In January 2015, the Company granted an additional 10 iPIP points in the 2013-2014 investment pool and 34 iPIP points in the 2015-2016 investment pool.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

•	In January 2016, the Company granted an additional 10 iPIP points in the 2013-2014 investment pool and an additional 40 iPIP points in the 2015-2016 investment pool.

•	In June 2016, the Company granted an additional 2.5 points in the 2015-2016 investment pool.
As of June 30, 2016 and December 31, 2015, the Company had accrued compensation costs relating to iPIP of $19.8 million and $16.6 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of June 30, 2016, an aggregate of 3.6 million shares remain available for issuance pursuant to future awards under the Company's 2009 Long-Term Incentive Plan.
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
Restricted Share Issuances—During the six months ended June 30, 2016, the Company granted 92,057 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 58,667 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.
2016 Restricted Stock Unit Activity—During the six months ended June 30, 2016, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
20,000 fully-vested shares of the Company's common stock were granted on June 15, 2016 and 12,030 shares were issued as of that date, after deducting shares for minimum required statutory withholdings. In addition, 80,000 service-based Units were granted on June 15, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will vest in equal annual installments over four years on each anniversary of the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Upon vesting of these Units, the holder will receive shares of the Company's common stock in the amount of the vested Units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of June 30, 2016, 80,000 of such service-based Units were outstanding.

•
122,817 service-based Units were granted on January 29, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2018, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of June 30, 2016, 121,667 of such service-based Units were outstanding.

As of June 30, 2016, the Company had the following additional stock-based compensation awards outstanding:

•
48,289 target amount of performance-based Units were granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The performance is based on the Company's TSR, measured over a performance period ending on December 31, 2017, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company’s TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of common stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these performance-based awards were 0.75% for risk-free interest rate and 28.14% for expected stock price volatility.

•
60,637 service-based Units were granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2017, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

•
49,233 target amount of performance-based Units, granted on January 10, 2014, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest based on the Company’s TSR measured over a performance period ending on December 31, 2016, which is the date the awards cliff vest. The other terms of these performance-based Units are identical to the terms described above for the performance-based Units granted in 2015. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these performance-based awards were 0.76% for risk-free interest rate and 44.84% for expected stock price volatility.

•
61,857 service-based Units, granted on January 10, 2014, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2016, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

•
4,751 service-based Units granted on various dates, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units have an original vesting term of three years. Upon vesting of these Units, holders will receive shares of the Company's common stock in the amount of the vested Units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

Directors' Awards—During the six months ended June 30, 2016, the Company awarded to non-employee Directors 12,953 CSEs and 72,537 restricted shares of common stock at a fair value per share of $9.65 at the time of grant. The CSEs and restricted shares have a vesting term of 7.5 months and one year, respectively. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the CSEs and restricted shares of common stock vest and are settled. As of June 30, 2016, a combined total of 333,384 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.2 million.

401(k) Plan—The Company made gross contributions of $0.2 million and $0.8 million for the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.8 million for the three and six months ended June 30, 2015, respectively.

Note 15—Earnings Per Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. HPU holders were current and former Company employees who purchased high

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$16,303	$(38,131)	$(3,456)	$(71,599)
Income from sales of real estate	43,484	18,355	53,943	39,511
Net (income) loss attributable to noncontrolling interests	(8,825)	629	(7,883)	2,470
Preferred dividends	(12,830)	(12,830)	(25,660)	(25,660)
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for basic earnings per common share(1)	$38,132	$(31,977)	$16,944	$(55,278)
Add: effect of joint venture shares	3	—	2	—
Add: Effect of 1.50% senior convertible unsecured notes	1,140	—	2,277	—
Add: Effect of 3.00% senior convertible unsecured notes	1,782	—	3,562	—
Add: Effect of Series J convertible perpetual preferred stock	2,250	—	—	—
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for diluted earnings per common share	$43,307	$(31,977)	$22,785	$(55,278)
_______________________________________________________________________________

(1)
For the three months ended June 30, 2016, includes income from continuing operations allocable to Participating Security Holders of $20 and $14 on a basic and dilutive basis. For the six months ended June 30, 2016, includes income from continuing operations allocable to Participating Security Holders of $11 on a basic and dilutive basis.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$38,112	$(30,950)	$16,933	$(53,502)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$38,112	$(30,950)	$16,933	$(53,502)

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$43,293	$(30,950)	$22,774	$(53,502)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$43,293	$(30,950)	$22,774	$(53,502)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	73,984	85,541	75,522	85,519
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	34	—	52	—
Add: Effect of joint venture shares	298	—	298	—
Add: Effect of 1.50% senior convertible unsecured notes	11,567	—	11,567	—
Add: Effect of 3.00% senior convertible unsecured notes	16,992	—	16,992	—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Add: Effect of series J convertible perpetual preferred stock	15,635	—	—	—
Weighted average common shares outstanding for diluted earnings per common share	118,510	85,541	104,431	85,519

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$0.52	$(0.36)	$0.22	$(0.63)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$0.52	$(0.36)	$0.22	$(0.63)

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$0.37	$(0.36)	$0.22	$(0.63)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$0.37	$(0.36)	$0.22	$(0.63)

Earnings allocable to High Performance Units (1):
Numerator for basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$—	$(1,027)	$—	$(1,776)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	—	15	—	15

Basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$—	$(68.47)	$—	$(118.40)
_______________________________________________________________________________

(1)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015.

For the three and six months ended June 30, 2016 and 2015, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1)(2):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
3.00% convertible senior unsecured notes	—	16,992	—	16,992
Series J convertible perpetual preferred stock	—	15,635	15,635	15,635
1.50% convertible senior unsecured notes	—	11,567	—	11,567
Joint venture shares	—	298	—	298
_______________________________________________________________________________

(1)	For the three and six months ended June 30, 2015, the effect of the Company's unvested Units, performance-based Units, CSEs and restricted stock awards were anti-dilutive.

(2)	For the three and six months ended June 30, 2016, the effect of 54 and 103 unvested time and performance-based Units were anti-dilutive, respectively.

iStar Inc.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2016
Recurring basis:
Derivative assets(1)	$490	$—	$490	$—
Derivative liabilities(1)	700	—	700	—
Available-for-sale securities(1)	5,981	—	—	5,981
Non-recurring basis:
Impaired loans(2)	5,200	—	—	5,200
Impaired real estate(3)	37,681	—	—	37,681

As of December 31, 2015
Recurring basis:
Derivative assets(1)	$1,522	$—	$1,522	$—
Derivative liabilities(1)	131	—	131	—
Available-for-sale securities(1)	1,161	—	—	1,161
Non-recurring basis:
Impaired loans(4)	3,200	—	—	3,200
____________________________________________________________

(1)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company's available-for-sale securities are based upon third-party broker quotes and are classified as Level 3. During the six months ended June 30, 2016, the Company acquired $4.4 million of available for sale securities. There were no other material changes in Level 3 assets and there were no transfers into/out of Level 3 for the six months ended June 30, 2016.

(2)	The Company recorded a provision for loan losses on one loan with a fair value of $5.2 million using an appraisal based on market comparable sales.

(3)	The Company recorded impairment on one real estate asset with a fair value of $37.7 million based on a discount rate of 11% using discounted cash flows over a two year sellout period.

(4)	The Company recorded a provision for loan losses on one loan with a fair value of $3.2 million based on a discounted cash flow analysis using a discount rate of 14.3%.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.6 billion and $3.9 billion, respectively, as of June 30, 2016 and $1.6 billion and $4.3 billion, respectively, as of December 31, 2015. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
Note 17—Segment Reporting

The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Finance, Net Lease, Operating Properties and Land and Development. The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans and real estate related securities. The Net Lease segment includes the Company's activities and operations related to the ownership of properties generally leased to single corporate tenants. The Operating Properties segment includes the Company's activities and operations related to its commercial and residential properties. The Land and Development segment includes the Company's activities related to its developable land portfolio.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended June 30, 2016:
Operating lease income	$—	$36,585	$17,828	$105	$—	$54,518
Interest income	34,400	—	—	—	—	34,400
Other income	323	433	7,213	1,167	961	10,097
Land development revenue	—	—	—	27,888	—	27,888
Earnings (loss) from equity method investments	—	944	31,076	2,688	4,739	39,447
Income from sales of real estate	—	4,338	39,146	—	—	43,484
Total revenue and other earnings	34,723	42,300	95,263	31,848	5,700	209,834
Real estate expense	—	(4,728)	(20,796)	(9,914)	—	(35,438)
Land development cost of sales	—	—	—	(17,262)	—	(17,262)
Other expense	(925)	—	—	—	(2,257)	(3,182)
Allocated interest expense	(14,631)	(16,464)	(5,849)	(8,668)	(10,435)	(56,047)
Allocated general and administrative(2)	(3,786)	(4,313)	(1,638)	(3,327)	(4,968)	(18,032)
Segment profit (loss)(3)	$15,381	$16,795	$66,980	$(7,323)	$(11,960)	$79,873
Other significant items:
Provision for loan losses	$700	$—	$—	$—	$—	$700
Impairment of assets	—	—	3,012	—	—	3,012
Depreciation and amortization	—	8,778	5,022	400	274	14,474
Capitalized expenditures	—	1,625	12,446	32,006	—	46,077

Three Months Ended June 30, 2015
Operating lease income	$—	$37,781	$18,116	$255	$—	$56,152
Interest income	33,729	—	—	—	—	33,729
Other income	798	121	10,591	154	1,097	12,761
Land development revenue	—	—	—	6,543	—	6,543
Earnings (loss) from equity method investments	—	1,666	298	4,463	2,358	8,785
Income from sales of real estate	—	5,127	13,228	—	—	18,355
Total revenue and other earnings	34,527	44,695	42,233	11,415	3,455	136,325
Real estate expense	—	(5,522)	(23,940)	(6,893)	—	(36,355)
Land development cost of sales	—	—	—	(5,252)	—	(5,252)
Other expense	(221)	—	—	—	(667)	(888)
Allocated interest expense	(14,563)	(16,933)	(7,057)	(7,876)	(9,395)	(55,824)
Allocated general and administrative(2)	(3,129)	(3,676)	(1,629)	(2,733)	(5,472)	(16,639)
Segment profit (loss)(3)	$16,614	$18,564	$9,607	$(11,339)	$(12,079)	$21,367
Other significant items:
Provision for loan losses	$19,151	$—	$—	$—	$—	$19,151
Impairment of assets	—	—	1,674	—	—	1,674
Depreciation and amortization	—	9,409	5,446	390	271	15,516
Capitalized expenditures	—	1,769	21,749	27,465	—	50,983

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Six Months Ended June 30, 2016:
Operating lease income	$—	$72,335	$36,909	$211	$—	$109,455
Interest income	67,620	—	—	—	—	67,620
Other income	1,620	513	14,557	2,232	2,715	21,637
Land development revenue	—	—	—	42,835	—	42,835
Earnings (loss) from equity method investments	—	1,890	30,934	9,348	5,542	47,714
Income from sales of real estate	—	9,267	44,676	—	—	53,943
Total revenue and other earnings	69,240	84,005	127,076	54,626	8,257	343,204
Real estate expense	—	(9,236)	(41,916)	(18,591)	—	(69,743)
Land development cost of sales	—	—	—	(28,838)	—	(28,838)
Other expense	(839)	—	—	—	(3,083)	(3,922)
Allocated interest expense	(29,333)	(32,700)	(12,469)	(17,027)	(21,539)	(113,068)
Allocated general and administrative(2)	(7,617)	(8,609)	(3,508)	(6,597)	(10,226)	(36,557)
Segment profit (loss)(3)	$31,451	$33,460	$69,183	$(16,427)	$(26,591)	$91,076
Other significant non-cash items:
Provision for (recovery of) loan losses	$2,206	$—	$—	$—	$—	$2,206
Impairment of assets	—	—	3,012	—	—	3,012
Depreciation and amortization	—	17,629	10,305	699	549	29,182
Capitalized expenditures	—	2,476	28,243	66,274	—	96,993

Six Months Ended June 30, 2015:
Operating lease income	$—	$74,120	$40,730	$441	$—	$115,291
Interest income	68,625	—	—	—	—	68,625
Other income	846	124	19,467	787	2,101	23,325
Land development revenue	—	—	—	14,801	—	14,801
Earnings (loss) from equity method investments	—	3,299	833	7,072	4,128	15,332
Income from sales of real estate	—	8,654	30,857	—	—	39,511
Total revenue and other earnings	69,471	86,197	91,887	23,101	6,229	276,885
Real estate expense	—	(10,792)	(51,364)	(13,833)	—	(75,989)
Land development cost of sales	—	—	—	(12,142)	—	(12,142)
Other expense	(220)	—	—	—	(2,791)	(3,011)
Allocated interest expense	(28,798)	(33,768)	(14,725)	(15,420)	(17,745)	(110,456)
Allocated general and administrative(2)	(6,223)	(7,437)	(3,457)	(5,526)	(11,511)	(34,154)
Segment profit (loss)(3)	$34,230	$34,200	$22,341	$(23,820)	$(25,818)	$41,133
Other significant non-cash items:
Provision for (recovery of) loan losses	$23,444	$—	$—	$—	$—	$23,444
Impairment of assets	—	—	1,674	—	—	1,674
Depreciation and amortization	—	18,858	13,791	780	588	34,017
Capitalized expenditures	—	2,114	31,843	49,845	—	83,802

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

As of June 30, 2016
Real estate
Real estate, net	$—	$1,081,825	$354,095	$—	$—	$1,435,920
Real estate available and held for sale	—	—	126,070	—	—	126,070
Total real estate	—	1,081,825	480,165	—	—	1,561,990
Land and development	—	—	—	1,046,013	—	1,046,013
Loans receivable and other lending investments, net	1,568,439	—	—	—	—	1,568,439
Other investments	—	67,895	13,065	88,874	58,922	228,756
Total portfolio assets	$1,568,439	$1,149,720	$493,230	$1,134,887	$58,922	4,405,198
Cash and other assets						804,199
Total assets						$5,209,397

As of December 31, 2015
Real estate
Real estate, net	$—	$1,112,479	$481,504	$—	$—	$1,593,983
Real estate available and held for sale	—	—	137,274	—	—	137,274
Total real estate	—	1,112,479	618,778	—	—	1,731,257
Land and development	—	—	—	1,001,963	—	1,001,963
Loans receivable and other lending investments, net	1,601,985	—	—	—	—	1,601,985
Other investments	—	69,096	11,124	100,419	73,533	254,172
Total portfolio assets	$1,601,985	$1,181,575	$629,902	$1,102,382	$73,533	4,589,377
Cash and other assets						1,008,415
Total assets						$5,597,792
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

(2)
General and administrative excludes stock-based compensation expense of $1.6 million and $6.2 million for the three and six months ended June 30, 2016, respectively, and $3.9 million and $7.2 million for the three and six months ended June 30, 2015, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Segment profit	$79,873	$21,367	$91,076	$41,133
Less: (Provision for) loan losses	(700)	(19,151)	(2,206)	(23,444)
Less: Impairment of assets	(3,012)	(1,674)	(3,012)	(1,674)
Less: Stock-based compensation expense	(1,633)	(3,947)	(6,211)	(7,186)
Less: Depreciation and amortization	(14,474)	(15,516)	(29,182)	(34,017)
Less: Income tax benefit (expense)	1,190	(811)	1,604	(6,688)
Less: Loss on early extinguishment of debt, net	(1,457)	(44)	(1,582)	(212)
Net income (loss)	$59,787	$(19,776)	$50,487	$(32,088)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2015 Annual Report, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
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
Access to the capital markets has allowed us to extend our debt maturity profile and remain primarily an unsecured borrower. In June 2016, we entered into a senior secured credit facility of $450.0 million. Proceeds from this credit facility were primarily used to repay in full the $323.2 million 2012 Secured Tranche A-2 Facility (see "Liquidity and Capital Resources") and pay down the 2015 Secured Revolving Credit Facility (see "Liquidity and Capital Resources"). In March 2016, we repaid our $261.4 million 5.875% senior unsecured notes at maturity using available cash and we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility. As of June 30, 2016, we had $521.4 million of cash, which we expect to use primarily to repay debt and fund future investment activities.
During the three months ended June 30, 2016, three of our four business segments, including real estate finance, net lease and operating properties, contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. For the three months ended June 30, 2016, we recorded net income allocable to common shareholders of $38.1 million, compared to a net loss of $31.0 million during the same period in the prior year. Adjusted income allocable to common shareholders for the three months ended June 30, 2016 was $61.1 million, compared to $9.1 million during the same period in the prior year.

Results of Operations for the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Operating lease income	$54,518	$56,152	$(1,634)	(3)%
Interest income	34,400	33,729	671	2%
Other income	10,097	12,761	(2,664)	(21)%
Land development revenue	27,888	6,543	21,345	>100%
Total revenue	126,903	109,185	17,718	16%
Interest expense	56,047	55,824	223	—%
Real estate expense	35,438	36,355	(917)	(3)%
Land development cost of sales	17,262	5,252	12,010	>100%
Depreciation and amortization	14,474	15,516	(1,042)	(7)%
General and administrative	19,665	20,586	(921)	(4)%
Provision for loan losses	700	19,151	(18,451)	(96)%
Impairment of assets	3,012	1,674	1,338	80%
Other expense	3,182	888	2,294	>100%
Total costs and expenses	149,780	155,246	(5,466)	(4)%
Loss on early extinguishment of debt, net	(1,457)	(44)	(1,413)	>(100%)
Earnings from equity method investments	39,447	8,785	30,662	>100%
Income tax benefit (expense)	1,190	(811)	2,001	>(100%)
Income from sales of real estate	43,484	18,355	25,129	>100%
Net income (loss)	$59,787	$(19,776)	$79,563	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $54.5 million during the three months ended June 30, 2016 from $56.2 million for the same period in 2015.

Operating lease income from net lease assets decreased to $36.6 million during the three months ended June 30, 2016 from $37.8 million for the same period in 2015. The decrease was primarily due to the sale of net lease assets in 2015 and 2016, partially offset by the execution of new leases. Operating lease income from same store net lease assets, defined as net lease assets we owned on or prior to April 1, 2015 and were in service through June 30, 2016, increased to $36.3 million during the three months ended June 30, 2016 from $35.5 million for the same period in 2015, an increase of 2.3%. This increase was primarily due to an increase in rent per occupied square foot to $10.24 for the three months ended June 30, 2016 from $10.04 for the same period in 2015, and an increase in the occupancy rate, which was 98.0% as of June 30, 2016 and 97.7% as of June 30, 2015.

Operating lease income from commercial operating properties decreased to $17.8 million during the three months ended June 30, 2016 from $18.1 million for the same period in 2015. The decrease was primarily due to commercial operating property sales in 2015 and 2016 partially offset by the execution of new leases. Operating lease income from same store commercial operating properties, defined as commercial operating properties, excluding hotels and marinas, which we owned on or prior to April 1, 2015 and were in service through June 30, 2016, increased to $12.3 million during the three months ended June 30, 2016 from $11.7 million for the same period in 2015, due primarily to an increase in occupancy rates, which was 71.9% as of June 30, 2016 and 71.3% as of June 30, 2015, and an increase in rent per occupied square foot to $24.57 for the three months ended June 30, 2016 from $23.49 for the same period in 2015. Ancillary operating lease income for residential operating properties and land and development assets decreased slightly for the three months ended June 30, 2016 to $0.1 million from $0.3 million for the same period in 2015.

Interest income increased to $34.4 million during the three months ended June 30, 2016 from $33.7 million for the same period in 2015. The increase was due primarily to an increase in the average balance of our performing loans, which increased to $1.62 billion in 2016 from $1.55 billion in 2015. The weighted average yield on our performing loans decreased to 8.4% for the three months ended June 30, 2016 from 8.7% for the same period in 2015, due primarily to the repayment of loans with higher interest rates.

Other income decreased to $10.1 million during the three months ended June 30, 2016 from $12.8 million for the same period in 2015. The decrease was primarily due to a guarantor settlement on an operating property recognized in 2015 partially offset by revenue from operations at one of our hotel properties that commenced operations in the second quarter of 2016.
Land development revenue and cost of sales—During the three months ended June 30, 2016, we sold residential lots and units and recognized land development revenue of $27.9 million which had associated cost of sales of $17.3 million. We also recognized earnings from equity method investments of $2.7 million from unconsolidated land and development investments, resulting in total gross margin from our land and development portfolio of $13.3 million. During the three months ended June 30, 2015, we sold residential lots and units and recognized land development revenue of $6.5 million which had associated cost of sales of $5.3 million. We also recognized earnings from equity method investments of $4.5 million from unconsolidated land and development investments, resulting in total gross margin from our land and development portfolio of $5.7 million. The increase in 2016 from the same period in 2015 was primarily due to the progression of our land and development projects.
Costs and expenses—Interest expense increased to $56.0 million during the three months ended June 30, 2016 from $55.8 million for the same period in 2015 due to an increase in our weighted average cost of debt. Our weighted average effective cost of debt was 5.6% and 5.4% for the three months ended June 30, 2016 and 2015, respectively. The increase in interest expense was partially offset by the average balance of our outstanding debt, which decreased to $4.08 billion for the three months ended June 30, 2016 from $4.13 billion for the same period in 2015.
Real estate expenses decreased to $35.4 million during the three months ended June 30, 2016 from $36.4 million for the same period in 2015. The decrease was due primarily to expenses for commercial operating properties which decreased to $18.6 million during the three months ended June 30, 2016 from $20.1 million for the same period in 2015. This decrease was primarily due to operating property sales during 2015 and 2016. Expenses from same store commercial operating properties, excluding hotels and marinas, increased to $8.6 million from $8.1 million for the same period in 2015. Expenses associated with residential units decreased to $2.2 million during the three months ended June 30, 2016 from $3.8 million for the same period in 2015 due to the sale of residential units since June 30, 2015. Expenses for net lease assets decreased to $4.7 million during the three months ended June 30, 2016 from $5.6 million for the same period in 2015 due primarily to the sale of net lease assets in 2015 and 2016. Expenses from same store net lease assets decreased to $4.4 million from $4.7 million for the same period in 2015. These decreases were offset by an increase in carry costs and other expenses on our land assets, which increased to $9.9 million during the three months ended June 30, 2016 from $6.9 million for the same period in 2015, primarily due to an increase in costs incurred on certain land assets prior to development.
Depreciation and amortization decreased to $14.5 million during the three months ended June 30, 2016 from $15.5 million for the same period in 2015, primarily due to the sale of net lease and commercial operating properties in 2015 and 2016.
General and administrative expenses decreased to $19.7 million during the three months ended June 30, 2016 from $20.6 million for the same period in 2015, primarily due to a decrease in compensation expense related to our iPIP plans.
The net provision for loan losses was $0.7 million during the three months ended June 30, 2016 as compared to $19.2 million for the same period in 2015. Included in the net provision for the three months ended June 30, 2016 were provisions of $0.3 million in the specific reserve due to one non-performing loan and $0.4 million in the general reserve primarily due to new investment originations and additional fundings and a weakening of risk ratings on certain performing loans, which were offset by payoffs and loans being classified to non-performing status to evaluate for asset-specific reserves. Included in the net provision for the three months ended June 30, 2015 were specific reserves of $30.0 million due primarily to a new non-performing loan, offset by a decrease of $10.8 million in the general reserve due to an overall improvement in the risk ratings of our loan portfolio.
During the three months ended June 30, 2016, we recorded recorded an impairment of $3.0 million on a residential operating property resulting from a slowdown in the local condominium real estate market. During the three months ended June 30, 2015, we recorded an impairment on a commercial operating property totaling $1.7 million resulting from a change in business strategy.
Other expense increased to $3.2 million during the three months ended June 30, 2016 from $0.9 million for the same period in 2015. The increase was primarily the result of $1.8 million of third party expenses incurred in connection with the refinancing of our 2012 Secured Tranche A-2 Facility with our 2016 Senior Secured Credit Facility (see "Liquidity and Capital Resources").
Loss on early extinguishment of debt, net—During the three months ended June 30, 2016, we incurred $1.5 million of losses on early extinguishment of debt resulting from repayments of the 2012 Secured Tranche A-2 Facility and unsecured notes prior to maturity. During the three months ended June 30, 2015, we incurred $0.1 million of losses on the early extinguishment of debt primarily related to accelerated amortization of discounts and fees in connection with amortization payments on our credit facilities.

Earnings from equity method investments—Earnings from equity method investments increased to $39.4 million during the three months ended June 30, 2016 from $8.8 million for the same period in 2015. During the three months ended June 30, 2016, we recognized $31.9 million primarily from the sale of an equity method investment in a commercial operating property, $5.2 million related to sales activity on a land development venture, $0.9 million related to leasing operations at our Net Lease Venture and $1.4 million was aggregate income from our remaining equity method investments. For the three months ended June 30, 2015, we recognized $8.8 million of earnings from equity method investments due primarily to $5.1 million related to sales activity on a land development venture and $1.7 million related to earnings from additional properties held within our Net Lease Venture.
Income tax benefit (expense)—Income taxes are primarily generated by assets held by our taxable REIT subsidiaries ("TRSs"). An income tax benefit of $1.2 million was recorded during the three months ended June 30, 2016 as compared to income tax expense of $0.8 million for the same period in 2015. The income tax benefit for the three months ended June 30, 2016 primarily related to taxable losses generated from our TRS properties. The income tax expense for the three months ended June 30, 2015 primarily related to taxable income generated from the sales of TRS properties.

Income from sales of real estate—Income from sales of real estate increased to $43.5 million during the three months ended June 30, 2016 from $18.4 million for the same period in 2015. During the three months ended June 30, 2016, we sold commercial operating properties resulting in gains of $25.1 million. During the three months ended June 30, 2016 and 2015, we sold residential condominiums that resulted in income of $14.0 million and $13.2 million, respectively. During the three months ended June 30, 2016 and 2015, we sold net lease assets resulting in gains of $4.4 million and $5.1 million, respectively.

Results of Operations for the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

	For the Six Months June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Operating lease income	$109,455	$115,291	$(5,836)	(5)%
Interest income	67,620	68,625	(1,005)	(1)%
Other income	21,637	23,325	(1,688)	(7)%
Land development revenue	42,835	14,801	28,034	>100%
Total revenue	241,547	222,042	19,505	9%
Interest expense	113,068	110,456	2,612	2%
Real estate expense	69,743	75,989	(6,246)	(8)%
Land development cost of sales	28,838	12,142	16,696	>100%
Depreciation and amortization	29,182	34,017	(4,835)	(14)%
General and administrative	42,768	41,340	1,428	3%
Provision for loan losses	2,206	23,444	(21,238)	(91)%
Impairment of assets	3,012	1,674	1,338	80%
Other expense	3,922	3,011	911	30%
Total costs and expenses	292,739	302,073	(9,334)	(3)%
Loss on early extinguishment of debt, net	(1,582)	(212)	(1,370)	>(100%)
Earnings from equity method investments	47,714	15,332	32,382	>100%
Income tax benefit (expense)	1,604	(6,688)	8,292	>(100%)
Income from sales of real estate	53,943	39,511	14,432	37%
Net income (loss)	$50,487	$(32,088)	$82,575	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $109.5 million during the six months ended June 30, 2016 from $115.3 million for the same period in 2015.

Operating lease income from net lease assets decreased to $72.4 million during the six months ended June 30, 2016 from $74.1 million for the same period in 2015. The decrease was primarily due to the sale of net lease assets in 2015 and 2016 partially offset by new leasing activity. Operating lease income from same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2015 and were in service through June 30, 2016, increased slightly to $69.1 million during the six months ended June 30, 2016 from $68.2 million for the same period in 2015. This increase was primarily due to an increase in rent per occupied square foot to $9.75 for the six months ended June 30, 2016 from $9.65 for the same period in 2015, and an increase in the occupancy rate, which was 98.0% as of June 30, 2016 and 97.7% as of June 30, 2015.

Operating lease income from commercial operating properties decreased to $36.9 million during the six months ended June 30, 2016 from $40.7 million for the same period in 2015. The decrease was primarily due to commercial operating property sales in 2015. This decrease was partially offset by an increase in operating lease income from same store commercial operating properties, defined as commercial operating properties, excluding hotels and marinas, which we owned on or prior to January 1, 2015 and were in service through June 30, 2016. Operating lease income from same store commercial operating properties increased to $25.5 million during the six months ended June 30, 2016 from $24.0 million for the same period in 2015, due primarily to an increase in occupancy rates, which was 71.9% as of June 30, 2016 and 71.3% as of June 30, 2015, and an increase in rent per occupied square foot to $25.46 for the six months ended June 30, 2016 from $24.15 for the same period in 2015. Ancillary operating lease income for residential operating properties and land and development assets decreased slightly for the six months ended June 30, 2016 to $0.2 million from $0.5 million for the same period in 2015.

Interest income decreased to $67.6 million during the six months ended June 30, 2016 from $68.6 million for the same period in 2015. The decrease was due primarily to the weighted average yield on our performing loans, which decreased to 8.4% for the six months ended June 30, 2016 from 9.1% for the same period in 2015, due primarily to the repayment of loans with higher interest rates. This decrease was partially offset by new investment originations and additional fundings on existing loans, which increased our average balance of performing loans to $1.59 billion during the six months ended June 30, 2016 from $1.52 billion for the same period in 2015.
Other income decreased to $21.6 million during the six months ended June 30, 2016 from $23.3 million for the same period in 2015. The decrease was primarily due a decrease in ancillary income on operating properties and a guarantor settlement on an operating property received in 2015, partially offset by an increase in loan prepayment fees, property tax refunds and hotel income.
Land development revenue and cost of sales—During the six months ended June 30, 2016, we sold residential lots and units and recognized land development revenue of $42.8 million which had associated cost of sales of $28.8 million. We also recognized earnings from equity method investments of $9.3 million from unconsolidated land and development investments, resulting in total gross margin from our land and development portfolio of $23.3 million. During the six months ended June 30, 2015, we sold residential lots and units and recognized land development revenue of $14.8 million which had associated cost of sales of $12.1 million. We also recognized earnings from equity method investments of $7.1 million from unconsolidated land and development investments, resulting in total gross margin from our land and development portfolio of $9.8 million. The increase in 2016 from the same period in 2015 was primarily due to the progression of our land and development projects.
Costs and expenses—Interest expense increased to $113.1 million during the six months ended June 30, 2016 from $110.5 million for the same period in 2015 due to an increase in our outstanding debt. The average balance of our outstanding debt increased to $4.16 billion for the six months ended June 30, 2016 from $4.08 billion for the same period in 2015. Our weighted average effective cost of debt was 5.5% for the six months ended June 30, 2016 and 2015.
Real estate expenses decreased to $69.7 million during the six months ended June 30, 2016 from $76.0 million for the same period in 2015. The decrease was due primarily to a reduction in expenses for commercial operating properties which decreased to $37.1 million during the six months ended June 30, 2016 from $42.7 million for the same period in 2015. This decrease was primarily due to operating property sales during 2015 and 2016. Expenses from same store commercial operating properties, excluding hotels and marinas, increased to $17.0 million from $16.2 million for the same period in 2015. Expenses associated with residential units also decreased to $4.8 million during the six months ended June 30, 2016 from $8.7 million for the same period in 2015 due to the sale of residential units since June 30, 2015. Expenses for net lease assets decreased to $9.2 million during the six months ended June 30, 2016 from $10.8 million for the same period in 2015 due primarily to the sale of net lease assets in 2015 and 2016. Expenses from same store net lease assets decreased to $8.7 million from $9.3 million for the same period in 2015. These decreases were offset by an increase in carry costs and other expenses on our land assets, which increased to $18.6 million during the six months ended June 30, 2016 from $13.8 million for the same period in 2015, primarily due to an increase in costs incurred on certain land assets prior to development.
Depreciation and amortization decreased to $29.2 million during the six months ended June 30, 2016 from $34.0 million for the same period in 2015, primarily due to the sale of net lease and commercial operating properties in 2015 and 2016.
General and administrative expenses increased to $42.8 million during the six months ended June 30, 2016 from $41.3 million for the same period in 2015, primarily due to the timing of expense recognition for our performance based compensation program and the vesting of previously issued compensation awards, partially offset by a decrease in compensation related to our iPIP plans.
The net provision for loan losses was $2.2 million during the six months ended June 30, 2016 as compared to $23.4 million for the same period in 2015. Included in the net provision for the six months ended June 30, 2016 were provisions of $1.2 million in the specific reserve due to one non-performing loan and $1.0 million in the general reserve primarily due to new investment originations and additional fundings and a weakening of risk ratings on certain performing loans, which were offset by payoffs and loans being classified to non-performing status to evaluate for asset-specific reserves. Included in the net provision for the six months ended June 30, 2015 were provisions for specific reserves of $29.8 million due primarily to a new non-performing loan, offset by a decrease of $6.4 million in the general reserve due to an overall improvement in the risk ratings of our loan portfolio.
During the six months ended June 30, 2016, we recorded an impairment of $3.0 million on a residential property resulting from a slowdown in the local condominium real estate market. During the six months ended June 30, 2015, we recorded an impairment on a commercial operating property totaling $1.7 million resulting from a change in business strategy.

Other expense increased to $3.9 million during the six months ended June 30, 2016 from $3.0 million for the same period in 2015. The increase was primarily the result of $1.8 million of third party expenses incurred in connection with the refinancing of our 2012 Secured Tranche A-2 Facility with our 2016 Senior Secured Credit Facility (see "Liquidity and Capital Resources") partially offset by the change in the fair value of an interest rate cap that was not designated as a cash flow hedge.

Loss on early extinguishment of debt, net—During the six months ended June 30, 2016, we incurred $1.6 million of losses on early extinguishment of debt resulting from repayments of the 2012 Secured Tranche A-2 Facility and unsecured notes prior to maturity. During the six months ended June 30, 2015, we incurred $0.2 million of losses on the early extinguishment of debt primarily related to accelerated amortization of discounts and fees in connection with amortization payments on our credit facilities.
Earnings from equity method investments—Earnings from equity method investments increased to $47.7 million during the six months ended June 30, 2016 from $15.3 million for the same period in 2015. During the six months ended June 30, 2016, we recognized $32.3 million primarily from the sale of an equity method investment in a commercial operating property, $13.4 million related to sales activity on a land development venture, $1.9 million related to leasing operations at our Net Lease Venture and $0.1 million was aggregate income from our remaining equity method investments. For the six months ended June 30, 2015, $9.6 million related to sales activity on a land development venture, $3.3 million related to leasing operations at our Net Lease Venture and $2.4 million was aggregate income from our remaining equity method investments.

Income tax benefit (expense)—Income taxes are primarily generated by assets held by our taxable REIT subsidiaries ("TRS's"). An income tax benefit of $1.6 million was recorded during the six months ended June 30, 2016 as compared to income tax expense of $6.7 million for the same period in 2015. The income tax benefit for the six months ended June 30, 2016 primarily related to taxable losses generated from our TRS properties. The income tax expense for the six months ended June 30, 2015 primarily related to taxable income generated from the sales of TRS properties.

Income from sales of real estate—Income from sales of real estate increased to $53.9 million during the six months ended June 30, 2016 from $39.5 million for the same period in 2015. During the six months ended June 30, 2016, we sold commercial operating properties resulting in gains of $25.9 million. During the six months ended June 30, 2016 and 2015, we sold residential condominiums that resulted in income of $18.8 million and $30.9 million, respectively. The decrease was due primarily to our decreasing inventory of residential condominiums. During the six months ended June 30, 2016 and 2015, we sold net lease assets resulting in gains of $9.2 million and $8.6 million, respectively.

Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income represents net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense, the non-cash portion of gain (loss) on early extinguishment of debt and adjusted for losses on charge-offs and dispositions ("Adjusted Income").

We believe Adjusted Income is a useful measure to consider, in addition to net income (loss), as it may help investors evaluate our operating performance prior to certain non-cash items.

Adjusted Income should be examined in conjunction with net income (loss) as shown in our consolidated statements of operations. Adjusted Income should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Income indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Income is an additional measure for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted Income may differ from the calculations of similarly-titled measures by other companies. Effective in the second quarter 2016, we modified our presentation of Adjusted Income to reflect the effect of losses on charge-offs and dispositions to provide a more informative metric for investors to help evaluate our operating performance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$38,112	$(30,950)	$16,933	$(53,502)
Add: Depreciation and amortization(1)	17,335	17,293	34,508	37,365
Add: Provision for loan losses	700	19,151	2,206	23,444
Add: Impairment of assets(2)	3,012	1,674	3,927	6,011
Add: Stock-based compensation expense	1,633	3,947	6,211	7,186
Add: Loss on early extinguishment of debt, net	1,457	44	1,582	212
Less: Losses on charge-offs and dispositions	(1,148)	(689)	(4,563)	(3,196)
Less: HPU/Participating Security allocation	(12)	(1,330)	(28)	(2,283)
Adjusted income allocable to common shareholders(3)	$61,089	$9,140	$60,776	$15,237
______________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
For the six months ended June 30, 2016 and 2015, impairment of assets includes impairments on cost and equity method investments recorded in "Other income" and "Earnings from equity method investments," respectively, in our consolidated statements of operations.

(3)	For the three and six months ended June 30, 2015, Adjusted Income under the previous presentation was $9.8 million and $18.3 million, respectively.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	June 30, 2016	December 31, 2015
Non-performing loans
Carrying value(1)	$79,484	$60,327
As a percentage of total carrying value of loans	5.3%	3.9%
Reserve for loan losses
Asset-specific reserves for loan losses	$73,371	$72,165
As a percentage of gross carrying value of impaired loans	48.0%	54.5%
Total reserve for loan losses	$110,371	$108,165
As a percentage of total loans before loan loss reserves	6.8%	6.6%
_______________________________________________________________________________

(1)	As of June 30, 2016 and December 31, 2015, carrying values of non-performing loans are net of asset-specific reserves for loan losses.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2016, we had non-performing loans with an aggregate carrying value of $79.5 million compared to non-performing loans with an aggregate carrying value of $60.3 million as of December 31, 2015. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $110.4 million as of June 30, 2016, or 6.8% of total loans, compared to $108.2 million or 6.6% as of December 31, 2015. For the six months ended June 30, 2016, the provision for loan losses includes specific reserves of $1.2 million due to one non-performing loan and $1.0 million of general reserves due primarily to new investment originations and additional fundings and a weakening of risk ratings on certain performing loans, which were offset by payoffs and loans being classified to non-performing status. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2016, asset-specific reserves increased to $73.4 million compared to $72.2 million as of December 31, 2015, due primarily to a new non-performing loan.

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

The general reserve increased to $37.0 million or 2.5% of performing loans as of June 30, 2016, compared to $36.0 million or 2.4% of performing loans as of December 31, 2015. This increase was primarily attributable to an increase in the balance of performing loans, which was driven by new investment originations and additional fundings and a weakening of risk ratings on certain performing loans, which were offset by payoffs and loans being classified to non-performing status to evaluate for asset-specific reserves.

Risk concentrations—As of June 30, 2016, based on current gross carrying values, the Company's total investment portfolio has the following characteristics ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Land and Development	$46,019	$—	$—	$1,141,619	$1,187,638	24.4%
Office / Industrial	161,425	827,882	50,380	—	1,039,687	21.3%
Mixed Use / Mixed Collateral	457,974	—	192,414	—	650,388	13.3%
Hotel	350,112	136,080	57,008	—	543,200	11.1%
Entertainment / Leisure	—	497,625	—	—	497,625	10.2%
Condominium	295,935	—	109,980	—	405,915	8.3%
Retail	65,952	57,348	127,297	—	250,597	5.1%
Other Property Types	228,022	13,398	—	—	241,420	5.1%
Strategic Investments	—	—	—	—	58,922	1.2%
Total	$1,605,439	$1,532,333	$537,079	$1,141,619	$4,875,392	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$906,680	$382,304	$485	$269,677	$1,559,146	32.0%
West	95,849	392,915	48,471	355,905	893,140	18.3%
Southeast	135,696	236,805	203,706	153,918	730,125	15.0%
Mid-Atlantic	172,794	138,632	72,765	206,799	590,990	12.1%
Southwest	52,927	160,086	137,736	147,688	498,437	10.2%
Central	178,040	79,721	60,131	2,144	320,036	6.6%
Various(2)	63,453	141,870	13,785	5,488	224,596	4.6%
Strategic Investments(2)	—	—	—	—	58,922	1.2%
Total	$1,605,439	$1,532,333	$537,079	$1,141,619	$4,875,392	100.0%
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)	Combined, strategic investments and the various category include $19.6 million of international assets.
Liquidity and Capital Resources

During the three months ended June 30, 2016, we funded a total of $118.0 million associated with new investments, prior financing commitments as well as ongoing development during the quarter. Total fundings included $63.9 million in lending and other investments, $30.8 million to develop our land and development assets and $23.3 million of capital to reposition or redevelop our operating properties and invest in net lease assets. Also during the three months ended June 30, 2016, we generated $461.0 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $183.1 million from real estate finance, $231.9 million from operating properties, $20.3 million from net lease assets, $25.1 million from land and development assets and $0.6 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments. As of June 30, 2016, we had unrestricted cash of $521.4 million.
The following table outlines our capital expenditures on real estate and land and development assets as reflected in our consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, by segment ($ in thousands):

	For the Six Months Ended June 30,
	2016	2015
Operating Properties	$33,367	$30,404
Net Lease	2,307	2,806
Total capital expenditures on real estate assets	$35,674	$33,210

Land and Development	$58,961	$42,050
Total capital expenditures on land and development assets	$58,961	$42,050

Our primary cash uses over the next 12 months are expected to be funding of investments, repayment of debt, capital expenditures and funding ongoing business operations. During the six months ended June 30, 2016, we repaid in full the $323.2 million 2012 Secured Tranche A-2 Facility (as defined below), the $265.0 million principal amount of senior unsecured notes due July 2016 and the $261.4 million principal amount of senior unsecured notes due March 2016. We have other debt maturities of $774.7 million due before June 30, 2017. Over the next 12 months, we currently expect to fund in the range of approximately $175 million to $250 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development and operating properties business segments and include multifamily and residential development activities which are expected to include approximately $85 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of June 30, 2016, we also had approximately $537 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority over the next two years, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met (see "Unfunded Commitments" below). Our capital sources to meet cash uses through the next 12 months and beyond will primarily be expected to include cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales, borrowings available under our 2015 Secured Revolving Credit Facility and capital raised through debt and/or equity capital raising transactions.
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
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of June 30, 2016 (refer to Note 10 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,969,722	$774,722	$1,150,000	$770,000	$275,000	$—
Secured credit facilities	450,000	3,367	8,855	437,778	—	—
Revolving credit facility	50,000	—	50,000	—	—	—
Secured term loans	235,016	9,473	25,857	38,854	160,205	627
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	3,804,738	787,562	1,234,712	1,246,632	435,205	100,627
Interest Payable(1)	607,386	197,736	257,842	107,033	24,168	20,607
Loan Participations Payable(2)	188,112	—	128,444	59,668	—	—
Operating Lease Obligations	23,745	5,609	8,470	6,023	3,643	—
Total(3)	$4,623,981	$990,907	$1,629,468	$1,419,356	$463,016	$121,234
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR of 0.46% and 3-month LIBOR of 0.65% that were in effect as of June 30, 2016.

(2)	Refer to Note 9 to the consolidated financial statements.

(3)
We also have issued letters of credit totaling $2.2 million in connection with our investments. See "Unfunded Commitments" below for a discussion of certain unfunded commitments related to our lending and net lease businesses.

2016 Senior Secured Credit Facility—In June 2016, we entered into a senior secured credit facility of $450.0 million (the "2016 Senior Secured Credit Facility"). The 2016 Senior Secured Credit Facility was issued at 99% of par and bears interest at a floating rate of LIBOR plus 4.50% with a 1.00% LIBOR floor. The 2016 Senior Secured Credit Facility is collateralized 1.25x by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2016 Secured Credit Facility. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees, and are required to repay 0.25% of the principal amount outstanding on the first business day of each quarter beginning on October 3, 2016. Proceeds from the 2016 Senior Secured Credit Facility were primarily used to repay in full the $323.2 million 2012 Secured Tranche A-2 Facility (as defined below) and pay down the 2015 Secured Revolving Credit Facility (as defined below).
2015 Secured Revolving Credit Facility—In March 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. During the three months ended June 30, 2016, the weighted average cost of the credit facility was 3.21%. Commitments under the revolving facility mature in March 2018. At maturity, we may convert outstanding borrowings to a one-year term loan which matures in quarterly installments through March 2019.
2012 Secured Credit Facilities—In March 2012, we entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which accrued interest at a rate of LIBOR + 4.00% (the "2012 Secured Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which accrued interest at a rate of LIBOR + 5.75% (the "2012 Secured Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches included a LIBOR floor of 1.25%.
The 2012 Secured Tranche A-1 Facility was fully repaid in August 2013. In June 2016, proceeds from the 2016 Senior Secured Credit Facility were used to repay in full the 2012 Secured Tranche A-2 Facility. During the three and six months ended June 30, 2016 , repayments of the 2012 Secured Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $1.1 million and $1.2 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. During the three and six months ended June 30, 2015, repayments of the 2012 Secured Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.2 million, respectively.These amounts are included in "Loss on early extinguishment of debt, net" in our consolidated statements of operations.

Unsecured Notes—In March 2016, we repaid our $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility. During the three and six months ended June 30, 2016, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.4 million. This amount is included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

Encumbered/Unencumbered Assets—As of June 30, 2016 and December 31, 2015, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2016		December 31, 2015
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$903,185	$532,735	$816,721	$777,262
Real estate available and held for sale	—	126,070	10,593	126,681
Land and development	22,364	1,023,649	17,714	984,249
Loans receivable and other lending investments, net(1)(2)	169,117	1,249,698	170,162	1,314,823
Other investments	—	228,756	22,352	231,820
Cash and other assets	—	804,199	—	1,008,415
Total	$1,094,666	$3,965,107	$1,037,542	$4,443,250
_______________________________________________________________________________

(1)	As of June 30, 2016 and December 31, 2015, the amounts presented exclude general reserves for loan losses of $37.0 million and $36.0 million, respectively.

(2)	As of June 30, 2016 and December 31, 2015, the amounts presented exclude loan participations of $186.6 million and $153.0 million, respectively.

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

The 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Secured Credit Facility requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Secured Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Secured Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the collateral coverage remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. In addition, for so long as we maintain our qualification as a REIT, the 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility permit us to distribute 100% of our REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards). We may not pay common dividends if we cease to qualify as a REIT.

The 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.
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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2016, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$452,314	$14,458	$20,363	$487,135
Strategic Investments	—	—	45,902	45,902
Discretionary Fundings	4,258	—	—	4,258
Total	$456,572	$14,458	$66,265	$537,295
_______________________________________________________________________________

(1)	Excludes $230.9 million of commitments on loan participations sold that are not our obligation (refer to Note 9 to the consolidated financial statements).

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, our Board of Directors authorized a new $50.0 million stock repurchase program. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the six months ended June 30, 2016, we repurchased 9.5 million shares of our outstanding common stock for $91.8 million, at an average cost of $9.71 per share. During the six months ended June 30, 2015, we repurchased 44,235 shares of our outstanding common stock for $0.6 million, at an average cost of $12.66 per share. As of June 30, 2016 and December 31, 2015, we had remaining authorization to repurchase up to $7.0 million and $48.7 million, respectively, of common stock under our stock repurchase program. Our Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016.

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
As of June 30, 2016, the remainder of our significant accounting policies, which are detailed in our 2015 Annual Report, have not changed materially.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.47% as of June 30, 2016. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$(1,318)
Base Interest Rate	—
+10 Basis Points	1,300
+50 Basis Points	7,096
+100 Basis Points	13,153
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of June 30, 2016, $852.8 million of our floating rate loans have a cumulative weighted average interest rate floor of 0.7% and $578.4 million of our floating rate debt has a cumulative weighted average interest rate floor of 0.9%.

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
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. The Company filed a Motion to Dismiss the plaintiffs’ claims, which the Circuit Court granted on October 30, 2014 and, as a result, all of plaintiffs' claims in this action were dismissed. Plaintiffs appealed the dismissal of their claims and on January 28, 2016, the Court of Special Appeals affirmed the order of the Circuit Court. Plaintiffs then filed a petition for certiorari with the Maryland Court of Appeals, requesting that the decision of the Court of Special Appeals be reversed. On May 20, 2016, the Maryland Court of Appeals granted the petition for writ of certiorari and agreed to hear the appeal.
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company is entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. Lennar appealed the Court's judgment and has posted an appeal bond. The Court has granted Lennar's motion to stay the judgment pending appeal. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. In the pending appeal before the United States Court of Appeals for the Fourth Circuit, the parties have filed their respective briefs. Oral argument has not yet been scheduled. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of any appeal. A third party purchased a participation interest in the Company's original loan and presently holds a 7.8% participation interest in all proceeds.
Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in the Company's 2015 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
April 1 to April 30	31,612	$9.21	31,612	$40,339,336
May 1 to May 31	2,695,200	$9.33	2,695,200	$15,194,572
June 1 to June 30	895,472	$9.16	895,472	$6,989,761
_______________________________________________________________________________

(1)
In February 2016, the Company's Board of Directors authorized a new $50.0 million stock repurchase program. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. The Company's Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016. There is no fixed expiration date to this stock repurchase program.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the six months ended June 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
Date:	August 4, 2016	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	August 4, 2016	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)