Form 10-Q
period 2016-09-30
ISTAR INC.
filed 2016-11-03
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 1, 2016, there were 71,176,420 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Real estate
Real estate, at cost	$1,779,819	$2,050,541
Less: accumulated depreciation	(405,209)	(456,558)
Real estate, net	1,374,610	1,593,983
Real estate available and held for sale	101,488	137,274
Total real estate	1,476,098	1,731,257
Land and development, net	1,022,106	1,001,963
Loans receivable and other lending investments, net	1,632,186	1,601,985
Other investments	262,496	254,172
Cash and cash equivalents	547,510	711,101
Accrued interest and operating lease income receivable, net	12,720	18,436
Deferred operating lease income receivable, net	94,405	97,421
Deferred expenses and other assets, net	190,493	181,457
Total assets	$5,238,014	$5,597,792
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$204,272	$214,835
Loan participations payable, net	205,781	152,086
Debt obligations, net	3,749,873	4,118,823
Total liabilities	4,159,926	4,485,744
Commitments and contingencies (refer to Note 11)	—	—
Redeemable noncontrolling interests (refer to Note 5)	6,601	10,718
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (refer to Note 13)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 71,176 and 81,109 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	71	81
Additional paid-in capital	3,592,710	3,689,330
Retained earnings (deficit)	(2,562,237)	(2,625,474)
Accumulated other comprehensive income (loss) (refer to Note 13)	(5,430)	(4,851)
Total iStar Inc. shareholders' equity	1,025,140	1,059,112
Noncontrolling interests	46,347	42,218
Total equity	1,071,487	1,101,330
Total liabilities and equity	$5,238,014	$5,597,792
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Operating lease income	$51,414	$55,699	$160,869	$170,990
Interest income	32,258	33,599	99,877	102,224
Other income	13,442	16,888	35,080	40,214
Land development revenue	31,554	14,301	74,389	29,101
Total revenues	128,668	120,487	370,215	342,529
Costs and expenses:
Interest expense	55,105	56,880	168,173	167,336
Real estate expense	35,335	35,154	105,078	111,143
Land development cost of sales	22,004	10,686	50,842	22,828
Depreciation and amortization	13,002	15,787	42,184	49,804
General and administrative	19,666	21,181	62,433	62,520
(Recovery of) provision for loan losses	(14,955)	7,500	(12,749)	30,944
Impairment of assets	8,741	3,916	11,753	5,590
Other expense	819	3,334	4,741	6,345
Total costs and expenses	139,717	154,438	432,455	456,510
Income (loss) before earnings from equity method investments and other items	(11,049)	(33,951)	(62,240)	(113,981)
Loss on early extinguishment of debt, net	(36)	(67)	(1,618)	(279)
Earnings from equity method investments	26,540	10,572	74,254	25,904
Income (loss) from continuing operations before income taxes	15,455	(23,446)	10,396	(88,356)
Income tax benefit (expense)	8,256	2,893	9,859	(3,796)
Income (loss) from continuing operations	23,711	(20,553)	20,255	(92,152)
Income from sales of real estate	34,444	26,511	88,387	66,021
Net income (loss)	58,155	5,958	108,642	(26,131)
Net (income) loss attributable to noncontrolling interests	967	706	(6,915)	3,176
Net income (loss) attributable to iStar Inc.	59,122	6,664	101,727	(22,955)
Preferred dividends	(12,830)	(12,830)	(38,490)	(38,490)
Net (income) loss allocable to HPU holders and Participating Security holders(1)(2)	—	94	(27)	1,627
Net income (loss) allocable to common shareholders	$46,292	$(6,072)	$63,210	$(59,818)
Per common share data:
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$0.65	$(0.07)	$0.85	$(0.70)
Diluted	$0.44	$(0.07)	$0.66	$(0.70)
Net income (loss) attributable to iStar Inc.:
Basic	$0.65	$(0.07)	$0.85	$(0.70)
Diluted	$0.44	$(0.07)	$0.66	$(0.70)
Weighted average number of common shares:
Basic	71,210	85,766	74,074	85,602
Diluted	115,666	85,766	118,590	85,602
Per HPU share data(1):
Loss attributable to iStar Inc. from continuing operations - basic and diluted	$—	$(13.41)	$—	$(132.19)
Net loss attributable to iStar Inc. - basic and diluted	$—	$(13.41)	$—	$(132.19)
Weighted average number of HPU shares - basic and diluted	—	7	—	12
_______________________________________________________________________________

(1)	All of the Company's outstanding High Performance Units ("HPUs") were repurchased and retired on August 13, 2015 (refer to Note 13).

(2)
Participating Security holders are non-employee directors who hold common stock equivalents ("CSEs") and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (refer to Note 14 and Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$58,155	$5,958	$108,642	$(26,131)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	—	—	—	(2,531)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	112	250	487	600
Unrealized gains/(losses) on available-for-sale securities	(202)	31	263	(607)
Unrealized gains/(losses) on cash flow hedges	249	(765)	(1,070)	(1,566)
Unrealized gains/(losses) on cumulative translation adjustment	(249)	(123)	(259)	(238)
Other comprehensive income (loss)	(90)	(607)	(579)	(4,342)
Comprehensive income (loss)	58,065	5,351	108,063	(30,473)
Comprehensive (income) loss attributable to noncontrolling interests	967	706	(6,915)	3,176
Comprehensive income (loss) attributable to iStar Inc.	$59,032	$6,057	$101,148	$(27,297)
_______________________________________________________________________________

(1)	Reclassified to "Other income" in the Company's consolidated statements of operations.

(2)
Reclassified to "Interest expense" in the Company's consolidated statements of operations are $20 and $202 for the three and nine months ended September 30, 2016, respectively, and $132 and $251 for the three and nine months ended September 30, 2015, respectively. Reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations are $92 and $285 for the three and nine months ended September 30, 2016, respectively, and $118 and $349 for the three and nine months ended September 30, 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2016 and 2015
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$22	$4	$—	$81	$3,689,330	$(2,625,474)	$(4,851)	$42,218	$1,101,330
Dividends declared—preferred	—	—	—	—	—	(38,490)	—	—	(38,490)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	1,675	—	—	—	1,675
Net income (loss) for the period(2)	—	—	—	—	—	101,727	—	10,908	112,635
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(579)	—	(579)
Repurchase of stock	—	—	—	(10)	(98,419)	—	—	—	(98,429)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	124	—	—	—	124
Contributions from noncontrolling interests	—	—	—	—	—	—	—	513	513
Change in noncontrolling interest(3)	—	—	—	—	—	—	—	(7,292)	(7,292)
Balance as of September 30, 2016	$22	$4	$—	$71	$3,592,710	$(2,562,237)	$(5,430)	$46,347	$1,071,487

Balance as of December 31, 2014	$22	$4	$9,800	$85	$3,744,621	$(2,556,469)	$(971)	$51,256	$1,248,348
Dividends declared—preferred	—	—	—	—	—	(38,490)	—	—	(38,490)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	4,320	—	—	—	4,320
Net income (loss) for the period(2)	—	—	—	—	—	(22,955)	—	(445)	(23,400)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(4,342)	—	(4,342)
Repurchase of stock	—	—	—	(2)	(20,300)	—	—	—	(20,302)
Redemption of HPUs(4)	—	—	(9,800)	1	15,238	(15,250)	—	—	(9,811)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(3,110)	—	—	—	(3,110)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	127	127
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,131)	(5,131)
Balance as of September 30, 2015	$22	$4	$—	$84	$3,740,769	$(2,633,164)	$(5,313)	$45,807	$1,148,209
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	For the nine months ended September 30, 2016 and 2015, net income (loss) shown above excludes $(3,993) and $(2,731) of net loss attributable to redeemable noncontrolling interests.

(3)	Includes a payment to acquire a noncontrolling interest (refer to Note 5).

(4)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 13).
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$108,642	$(26,131)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Recovery of) provision for loan losses	(12,749)	30,944
Impairment of assets	11,753	5,590
Depreciation and amortization	42,184	49,804
Payments for withholding taxes upon vesting of stock-based compensation	(1,203)	(1,683)
Non-cash expense for stock-based compensation	7,644	10,066
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	12,954	12,745
Amortization of discounts/premiums on loans, net	(10,835)	(8,688)
Deferred interest on loans, net	(5,632)	(43,915)
Earnings from equity method investments	(74,254)	(25,904)
Distributions from operations of other investments	44,893	13,487
Deferred operating lease income	(7,340)	(5,374)
Income from sales of real estate	(88,387)	(66,021)
Land development revenue in excess of cost of sales	(23,547)	(6,273)
Loss on early extinguishment of debt, net	1,618	279
Debt discount on repayments of debt obligations	(5,369)	(576)
Other operating activities, net	4,115	3,492
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	5,715	834
Changes in deferred expenses and other assets, net	(14,194)	97
Changes in accounts payable, accrued expenses and other liabilities	(11,773)	(29,737)
Cash flows used in operating activities	(15,765)	(86,964)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(226,012)	(435,700)
Capital expenditures on real estate assets	(55,385)	(57,419)
Capital expenditures on land and development assets	(87,891)	(65,169)
Acquisitions of real estate assets	(4,740)	—
Repayments of and principal collections on loans receivable and other lending investments, net	243,780	238,468
Net proceeds from sales of loans receivable	—	6,655
Net proceeds from sales of real estate	412,335	281,346
Net proceeds from sales of land and development assets	64,159	29,390
Net proceeds from sales of other investments	39,810	—
Distributions from other investments	25,795	93,156
Contributions to other investments	(45,635)	(9,304)
Changes in restricted cash held in connection with investing activities	(603)	(9,065)
Other investing activities, net	(14,265)	12,347
Cash flows provided by (used in) investing activities	351,348	84,705
Cash flows from financing activities:
Borrowings from debt obligations	696,401	549,000
Repayments and repurchases of debt obligations	(1,065,253)	(430,048)
Proceeds from loan participations payable	22,844	138,075
Preferred dividends paid	(38,490)	(38,490)
Repurchase of stock	(99,335)	(19,004)
Redemption of HPUs	—	(9,811)
Payments for deferred financing costs	(8,930)	(2,255)
Other financing activities, net	(6,427)	(939)
Cash flows (used in) provided by financing activities	(499,190)	186,528
Effect of exchange rate changes on cash	16	412
Changes in cash and cash equivalents	(163,591)	184,681
Cash and cash equivalents at beginning of period	711,101	472,061
Cash and cash equivalents at end of period	$547,510	$656,742
Supplemental disclosure of non-cash investing and financing activity:
Fundings of loan receivables and loan participations	$31,030	$10,001
Developer fee payable	9,478	6,543
Acquisitions of real estate and land and development assets through deed-in-lieu	9,083	13,424
Accounts payable for capital expenditures on land and development assets	3,187	3,543
Accounts payable for capital expenditures on real estate assets	—	5,669
Redemption of HPUs	—	15,240
Accruals for repurchase of stock	—	1,298
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
During the year ended December 31, 2015, the Company determined that its classification of common shares repurchased under its share repurchase programs should be classified as a reduction to common stock for the par amount of the common stock repurchased and additional paid in capital and included as shares unissued within the consolidated financial statements. The Company previously classified common shares repurchased under its share repurchase programs as treasury stock. The misclassification eliminates treasury stock and results in corresponding reductions of common stock and additional paid-in capital, which results in no change in total equity within the consolidated balance sheets and consolidated statements of changes in equity. All repurchased shares previously reported as treasury stock will now be reported as unissued common stock. The change has no impact on the previously reported consolidated statements of operations, consolidated statements of comprehensive income or consolidated statements of cash flows. The Company evaluated the impact of this correction on previously issued financial statements and concluded they were not materially misstated. In order to conform previous financial statements with the current period, the Company elected to revise previously issued financial statements each time such financial statements are filed. The accompanying consolidated statements of changes in equity balances as of September 30, 2015 have been revised as follows:

	As Reported	Change	As Adjusted
	(in thousands)
September 30, 2015
Additional paid-in capital	$4,023,962	$(283,193)	$3,740,769
Common stock	147	(63)	84
Treasury stock, at cost	(283,256)	283,256	—
Total	$3,740,853	$—	$3,740,853

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
Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of September 30, 2016, the total assets of these consolidated VIEs were $414.9 million and total liabilities were $66.2 million. The classifications of these assets are primarily within "Land and development" and "Real estate, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2016.

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of September 30, 2016, the Company's maximum exposure to loss from these investments does not exceed the sum of the $80.6 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $45.8 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

On January 1, 2016, the Company adopted Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which modified the presentation of debt issuance costs as a deduction from the carrying value of "Debt obligations, net" and "Loan participations payable, net" on the Company's consolidated balance sheets, which is consistent with the presentation of debt discounts. These costs were previously recorded in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. As a result, as of December 31, 2015, "Deferred expenses and other assets, net" excludes $25.1 million of debt issuance costs and "Debt obligations, net" and "Loan participations payable, net" are presented net of debt issuance costs of $24.9 million and $0.2 million, respectively. Debt issuance costs associated with revolving-debt arrangements are recorded in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets.
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
As of September 30, 2016, the remainder of the Company's significant accounting policies, which are detailed in the Company's 2015 Annual Report, have not changed materially.
New Accounting Pronouncements—In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") which was issued to reduce diversity in practice in how certain cash receipts and cash payments, including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

December 15, 2017. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. For operating leases, a lessee will be required to do the following: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (iii) classify all cash payments within operating activities in the statement of cash flows. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. However, in certain instances a long-term lease of land could be classified as a sales-type lease, resulting in the lessor derecognizing the underlying asset from its books and recording a profit or loss on sale and the net investment in the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Total
As of September 30, 2016
Land and land improvements, at cost	$272,227	$114,354	$386,581
Buildings and improvements, at cost	1,091,842	301,396	1,393,238
Less: accumulated depreciation	(362,293)	(42,916)	(405,209)
Real estate, net	1,001,776	372,834	1,374,610
Real estate available and held for sale (1)	—	101,488	101,488
Total real estate	$1,001,776	$474,322	$1,476,098
As of December 31, 2015
Land and land improvements, at cost	$306,172	$133,275	$439,447
Buildings and improvements, at cost	1,183,723	427,371	1,611,094
Less: accumulated depreciation	(377,416)	(79,142)	(456,558)
Real estate, net	1,112,479	481,504	1,593,983
Real estate available and held for sale (1)	—	137,274	137,274
Total real estate	$1,112,479	$618,778	$1,731,257
_______________________________________________________________________________

(1)	As of September 30, 2016 and December 31, 2015, the Company had $101.5 million and $137.3 million, respectively, of residential properties available for sale in its operating properties portfolio.

Real Estate Available and Held for Sale—During the nine months ended September 30, 2016, the Company transferred one net lease asset with a carrying value of $0.7 million and one commercial operating property with a carrying value of $16.1 million to held for sale due to executed contracts with third parties. The Company also acquired a residential operating property for $0.8 million that is held for sale and had no operations as of September 30, 2016. During the nine months ended September 30, 2015, the Company transferred net lease assets with a carrying value of $8.2 million to held for sale due to executed contracts with third parties and a commercial operating property with a carrying value of $2.9 million to held for investment due to a change in business strategy.

Acquisitions—During the nine months ended September 30, 2016, the Company acquired land for $3.9 million and simultaneously entered into a 99 year ground lease with the seller. During the nine months ended September 30, 2015, the Company acquired, via deed-in-lieu, title to a residential operating property which had a total fair value of $13.4 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.
Dispositions—During the nine months ended September 30, 2016 and 2015, the Company sold residential condominiums for total net proceeds of $74.9 million and $113.4 million, respectively, and recorded income from sales of real estate totaling $23.3 million and $36.8 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company sold net lease assets for net proceeds of $108.5 million and $39.4 million, respectively, resulting in gains of $15.9 million and $15.6 million, respectively. During the nine months ended September 30, 2016, the Company also sold commercial operating properties for net proceeds of $229.1 million resulting in gains of $49.2 million. The gains are recorded in "Income from sales of real estate" in the Company's consolidated statements of operations.
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

During the nine months ended September 30, 2015, the Company, through a consolidated entity, sold a leasehold interest in a commercial operating property for net proceeds of $93.5 million and simultaneously entered into a ground lease with an initial term of 99 years. In connection with this transaction, the Company recorded a lease incentive asset of $38.1 million, which is

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets, and deferred a gain of $5.3 million, which is included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. In December 2015, the Company acquired the noncontrolling interest in the entity for $6.4 million.
Impairments—During the nine months ended September 30, 2016, the Company recorded $7.9 million in impairments comprised of $3.0 million on a residential operating property resulting from unfavorable local market conditions and $4.9 million on the sale of net lease assets. During the nine months ended September 30, 2015, the Company recorded impairments of $5.6 million resulting from a change in business strategy on two commercial operating properties and unfavorable local market conditions for one residential operating property.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $6.2 million and $18.4 million for the three and nine months ended September 30, 2016, respectively, and $6.8 million and $20.4 million for the three and nine months ended September 30, 2015, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of September 30, 2016 and December 31, 2015, the allowance for doubtful accounts related to real estate tenant receivables was $1.4 million and $1.9 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.3 million and $1.5 million as of September 30, 2016 and December 31, 2015, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.
Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2016	2015
Land and land development, at cost	$1,029,023	$1,007,995
Less: accumulated depreciation	(6,917)	(6,032)
Total land and development, net	$1,022,106	$1,001,963

Acquisitions—In February 2016, the Company acquired an additional 7.2% interest in a consolidated entity for $7.2 million. The Company owns 92.2% of the entity as of September 30, 2016.

During the nine months ended September 30, 2016, the Company acquired, via deed-in-lieu, title to a land asset which had a total fair value of $9.1 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

Dispositions—During the nine months ended September 30, 2016 and 2015, the Company sold residential lots and units and recognized land development revenue of $74.4 million and $29.1 million, respectively, from its land and development portfolio. For the nine months ended September 30, 2016 and 2015, the Company recognized land development cost of sales of $50.8 million and $22.8 million, respectively, from its land and development portfolio.

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

Impairments—During the nine months ended September 30, 2016, the Company recorded an impairment of $3.8 million equal to the carrying value on a land asset resulting from a change in business strategy.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Redeemable Noncontrolling Interest—The Company has a majority interest in a strategic venture that provides the third party minority partner an option to redeem its interest at fair value. The Company has reflected the partner's noncontrolling interest in this venture as a component of redeemable noncontrolling interest within its consolidated balance sheets. Changes in fair value are being accreted over the term from the date of issuance of the redemption option to the earliest redemption date using the interest method. As of September 30, 2016 and December 31, 2015, this interest had a carrying value of $3.4 million and $7.2 million, respectively. As of September 30, 2016, this interest did not have a redemption value.
Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	September 30, 2016	December 31, 2015
Senior mortgages	$1,080,612	$975,915
Corporate/Partnership loans	558,913	643,270
Subordinate mortgages	25,525	28,676
Total gross carrying value of loans	1,665,050	1,647,861
Reserves for loan losses	(95,416)	(108,165)
Total loans receivable, net	1,569,634	1,539,696
Other lending investments—securities	62,552	62,289
Total loans receivable and other lending investments, net	$1,632,186	$1,601,985

In June 2015, the Company received a loan with a fair value of $146.7 million as a non-cash paydown on a $196.6 million loan and reduced the principal balance by the fair value to $49.9 million. The loan received has been recorded as a loan receivable and is included in "Loans receivable and other lending investments, net" on the Company’s consolidated balance sheet. In connection with the transaction, the Company recorded a provision for loan losses of $25.9 million on the original loan resulting in a remaining balance of $24.0 million. In October 2015, the Company received full payment of the $24.0 million remaining balance of the original $196.6 million loan.

During the nine months ended September 30, 2015, the Company sold a loan with a carrying value of $5.5 million. No gain or loss was recognized as a result of the transaction.

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Reserve for loan losses at beginning of period	$110,371	$121,934	$108,165	$98,490
(Recovery of) provision for loan losses(1)	(14,955)	7,500	(12,749)	30,944
Charge-offs	—	(876)	—	(876)
Reserve for loan losses at end of period	$95,416	$128,558	$95,416	$128,558
_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2016, the provision for loan losses includes recoveries of previously recorded asset-specific loan loss reserves of $11.7 million. For the three and nine months ended September 30, 2015, the provision for loan losses includes recoveries of previously recorded asset-specific loan loss reserves of $0.1 million and $0.6 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of September 30, 2016
Loans	$296,700	$1,376,190	$1,672,890
Less: Reserve for loan losses	(74,216)	(21,200)	(95,416)
Total(3)	$222,484	$1,354,990	$1,577,474
As of December 31, 2015
Loans	$132,492	$1,524,347	$1,656,839
Less: Reserve for loan losses	(72,165)	(36,000)	(108,165)
Total(3)	$60,327	$1,488,347	$1,548,674
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.4 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income. During the nine months ended September 30, 2016, the Company transferred a loan with a gross carrying value of $157.2 million to non-performing loans due to the initiation of bankruptcy proceedings related to the collateral, which resulted in the release of $11.6 million of the general reserve. The Company performed a valuation and recorded a specific reserve of $12.5 million.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.3 million and $8.2 million as of September 30, 2016 and December 31, 2015, respectively.

(3)
The Company's recorded investment in loans as of September 30, 2016 and December 31, 2015 includes accrued interest of $7.8 million and $9.0 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of September 30, 2016 and December 31, 2015, excludes $62.6 million and $62.3 million, respectively, of securities that are evaluated for impairment under ASC 320.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of September 30, 2016		As of December 31, 2015
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$957,681	2.78	$853,595	2.96
Corporate/Partnership loans	404,493	2.25	641,713	3.37
Subordinate mortgages	14,016	3.00	29,039	3.64
Total	$1,376,190	2.63	$1,524,347	3.15

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of September 30, 2016
Senior mortgages	$966,981	$—	$118,665	$118,665	$1,085,646
Corporate/Partnership loans	398,838	5,655	157,171	162,826	561,664
Subordinate mortgages	25,580	—	—	—	25,580
Total	$1,391,399	$5,655	$275,836	$281,491	$1,672,890
As of December 31, 2015
Senior mortgages	$864,099	$—	$116,250	$116,250	$980,349
Corporate/Partnership loans	647,451	—	—	—	647,451
Subordinate mortgages	29,039	—	—	—	29,039
Total	$1,540,589	$—	$116,250	$116,250	$1,656,839
_______________________________________________________________________________

(1)
As of September 30, 2016, the Company had five loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding. As of December 31, 2015, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 7.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of September 30, 2016			As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Subordinate mortgages	$11,564	$11,548	$—	$—	$—	$—
Subtotal	11,564	11,548	—	—	—	—
With an allowance recorded:
Senior mortgages	127,965	126,547	(61,745)	126,754	125,776	(69,627)
Corporate/Partnership loans	157,171	146,783	(12,471)	5,738	5,738	(2,538)
Subtotal	285,136	273,330	(74,216)	132,492	131,514	(72,165)
Total	$296,700	$284,878	$(74,216)	$132,492	$131,514	$(72,165)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$4,608	$114	$—	$—	$4,575	$226	$—	$—
Subordinate mortgages	11,567	—	—	—	5,784	—	—	—
Subtotal	16,175	114	—	—	10,359	226	—	—
With an allowance recorded:
Senior mortgages	127,494	—	128,969	4	127,169	—	129,730	38
Corporate/Partnership loans	81,108	—	49,893	—	43,339	—	28,880	12
Subtotal	208,602	—	178,862	4	170,508	—	158,610	50
Total	$224,777	$114	$178,862	$4	$180,867	$226	$158,610	$50

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of September 30, 2016
Available-for-Sale Securities
Municipal debt securities	$5,365	$5,365	$415	$5,780	$5,780
Held-to-Maturity Securities
Debt securities	57,061	56,772	—	57,090	56,772
Total	$62,426	$62,137	$415	$62,870	$62,552
As of December 31, 2015
Available-for-Sale Securities
Municipal debt securities	$1,010	$1,010	$151	$1,161	$1,161
Held-to-Maturity Securities
Debt securities	54,549	61,128	—	61,199	61,128
Total	$55,559	$62,138	$151	$62,360	$62,289

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2016	December 31, 2015	2016	2015	2016	2015
Real estate equity investments
iStar Net Lease I LLC ("Net Lease Venture")	$103,468	$69,096	$723	$971	$2,613	$4,270
Marina Palms, LLC ("Marina Palms")	32,714	30,099	6,182	10,017	19,583	19,636
Other real estate equity investments(1)	72,918	81,452	16,289	(2,906)	$43,187	(4,545)
Subtotal	209,100	180,647	23,194	8,082	65,383	19,361
Other strategic investments(2)	53,396	73,525	3,346	2,490	8,871	6,543
Total	$262,496	254,172	$26,540	$10,572	$74,254	$25,904
_______________________________________________________________________________

(1)
During the nine months ended September 30, 2016, a majority-owned consolidated subsidiary of the Company sold its interest in a real estate equity method investment for net proceeds of $39.8 million and recognized equity in earnings of $31.5 million, of which $10.1 million was attributable to the noncontrolling interest. In September 2016, the Company received a distribution from one of its real estate equity method investments and recognized equity in earnings during the three and nine months ended September 30, 2016 of $15.8 million and $11.6 million, respectively.

(2)
In conjunction with the sale of the Company's interests in Oak Hill Advisors, L.P. in 2011, the Company retained a share of the carried interest related to various funds. During the three and nine months ended September 30, 2016, the Company recognized $0.6 million and $4.3 million, respectively, of carried interest income. During the nine months ended September 30, 2015, the Company recognized $2.2 million of carried interest income.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a new unconsolidated entity in which the Company has an equity interest of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the nine months ended September 30, 2016, the Net Lease Venture acquired two office properties and the Company

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

made contributions to the Net Lease Venture of $35.6 million. As of September 30, 2016 and December 31, 2015, the venture's carrying value of total assets was $493.3 million and $400.2 million, respectively. During the three and nine months ended September 30, 2016, the Company recorded $0.4 million and $1.2 million of management fees, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, from the Net Lease Venture which are included in "Other income" in the Company's consolidated statements of operations. In June 2015, the venture placed ten year non-recourse financing of $120.0 million on one of its net lease assets. Net proceeds from the financing were distributed to its members of which the Company received approximately $61.2 million.
Marina Palms—As of September 30, 2016, the Company owned a 47.5% equity interest in Marina Palms, a 468 unit, two tower residential condominium development in North Miami Beach, Florida. The 234 unit north tower has one unit remaining for sale as of September 30, 2016. The 234 unit south tower is 75% pre-sold as of September 30, 2016. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of September 30, 2016 and December 31, 2015, the venture's carrying value of total assets was $202.3 million and $278.5 million, respectively.
Other real estate equity investments—As of September 30, 2016, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 19% to 85%, comprised of investments of $12.7 million in operating properties and $60.2 million in land assets. As of December 31, 2015, the Company's other real estate equity investments included $11.1 million in operating properties and $70.4 million in land assets.
In 2014, the Company contributed land to a newly formed unconsolidated entity in which the Company received an initial equity interest of 85.7%. As of September 30, 2016, this entity is not a VIE due to shared control of the entity with the partner. Additionally, the Company committed to provide $45.7 million of mezzanine financing to the entity. As of December 31, 2015, the mezzanine loan balance was $33.7 million and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. In September 2016, the entity secured non-recourse financing from a third-party lender, paid off in full the mezzanine loan from the Company and distributed the excess proceeds from the financing to the partners. During the three and nine months ended September 30, 2016, the Company received a distribution in excess of its carrying value and recorded equity in earnings of $15.8 million and $11.6 million, respectively. The Company has no further obligation nor intention to fund the venture in the future. Subsequent to the distribution of the financing proceeds, the Company has a 50% interest in the entity. During the three and nine months ended September 30, 2016, the Company recorded $1.3 million and $3.6 million of interest income, respectively, and $1.1 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, relating to the mezzanine loan that was paid off in September 2016. As of September 30, 2016 and December 31, 2015, the Company had a recorded equity interest of zero and $6.3 million, respectively.
Other strategic investments—As of September 30, 2016, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. As of September 30, 2016 and December 31, 2015, the carrying value of the Company's cost method investments was $1.4 million and $1.5 million, respectively. During the nine months ended September 30, 2015, the Company sold available-for-sale securities for proceeds of $7.3 million for gains of $2.5 million, which are included in "Other income" in the Company's consolidated statements of operations. The amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method.
Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries for the nine months ended September 30, 2016 and 2015 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Nine Months Ended September 30, 2016
Marina Palms	$129,697	$(72,736)	$56,961

For the Nine Months Ended September 30, 2015
Marina Palms	$142,419	$(88,661)	$53,758

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2016	December 31, 2015
Intangible assets, net(1)	$63,586	$71,446
Other receivables(2)	49,667	22,557
Other assets	31,649	36,999
Restricted cash	28,609	26,657
Leasing costs, net(3)	11,525	19,393
Corporate furniture, fixtures and equipment, net(4)	5,457	4,405
Deferred expenses and other assets, net	$190,493	$181,457
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. This balance also includes a lease incentive asset of $38.1 million (refer to Note 4). Accumulated amortization on intangible assets, net was $31.4 million and $37.3 million as of September 30, 2016 and December 31, 2015, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.9 million and $3.3 million for the three and nine months ended September 30, 2016, respectively, and $1.8 million and $5.5 million for the three and nine months ended September 30, 2015, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $0.4 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, and $0.9 million and $3.0 million for the three and nine months ended September 30, 2015, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)	As of September 30, 2016 and December 31, 2015, included $26.1 million and $11.3 million, respectively, of receivables related to the construction and development of an amphitheater (refer to Note 5).

(3)	Accumulated amortization of leasing costs was $6.1 million and $9.8 million as of September 30, 2016 and December 31, 2015, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $8.8 million and $8.1 million as of September 30, 2016 and December 31, 2015, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2016	December 31, 2015
Other liabilities(1)	$81,054	$80,332
Accrued expenses(2)	69,711	68,937
Accrued interest payable	44,395	55,081
Intangible liabilities, net(3)	9,112	10,485
Accounts payable, accrued expenses and other liabilities	$204,272	$214,835
_______________________________________________________________________________

(1)
As of September 30, 2016 and December 31, 2015, "Other liabilities" includes $24.0 million and $14.5 million, respectively, related to profit sharing arrangements with developers for properties sold. As of September 30, 2016 and December 31, 2015, includes $3.0 million and $4.4 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of September 30, 2016 and December 31, 2015, "Other liabilities" also includes $6.5 million and $6.6 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(2)
As of September 30, 2016 and December 31, 2015, accrued expenses includes $3.0 million and $5.3 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market leases was $6.2 million and $6.6 million as of September 30, 2016 and December 31, 2015, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2015, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Deferred tax assets and liabilities of the Company's taxable REIT subsidiaries were as follows ($ in thousands):

	As of
	September 30, 2016	December 31, 2015
Deferred tax assets (liabilities)	$61,638	$53,910
Valuation allowance	(61,638)	(53,910)
Net deferred tax assets (liabilities)	$—	$—

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	September 30, 2016	December 31, 2015
Loan participations payable(1)(2)	$206,875	$153,000
Debt discounts and deferred financing costs, net	(1,094)	(914)
Total loan participations payable, net	$205,781	$152,086
_______________________________________________________________________________

(1)
As of September 30, 2016, the Company had four loan participations payable with a weighted average interest rate of 4.6%. As of December 31, 2015, the Company had two loan participations payable with a weighted average interest rate of 4.3%.

(2)	The Company is responsible for funding a $32.6 million loan commitment on one loan participation if the transferee defaults.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, the corresponding loan receivable balances were $205.6 million and $153.0 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	September 30, 2016	December 31, 2015
Secured credit facilities and mortgages:
2015 $250 Million Secured Revolving Credit Facility	$—	$250,000	LIBOR + 2.75%	(1)	March 2018
2016 Senior Secured Credit Facility	499,976	—	LIBOR + 4.50%	(2)	July 2020
Mortgages collateralized by net lease assets	232,721	239,547	4.85% - 7.26%	(3)	Various through 2026
2012 Secured Tranche A-2 Facility	—	339,717	LIBOR + 5.75%	(4)	—
Total secured credit facilities and mortgages	732,697	829,264
Unsecured notes:
5.875% senior notes	—	261,403	5.875%		—
3.875% senior notes	—	265,000	3.875%		—
3.00% senior convertible notes(5)	200,000	200,000	3.00%		November 2016
1.50% senior convertible notes(6)	178,250	200,000	1.50%		November 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.00% senior notes	275,000	275,000	9.00%		June 2017
4.00% senior notes	550,000	550,000	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes	300,000	300,000	4.875%		July 2018
5.00% senior notes	770,000	770,000	5.00%		July 2019
6.50% senior notes	275,000	—	6.50%		July 2021
Total unsecured notes	2,947,972	3,221,125
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,780,669	4,150,389
Debt discounts and deferred financing costs, net	(30,796)	(31,566)
Total debt obligations, net(7)	$3,749,873	$4,118,823
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

(3)	As of September 30, 2016 and December 31, 2015, includes a loan with a floating rate of LIBOR plus 2.0%. As of September 30, 2016, the weighted average interest rate of these loans is 5.2%.

(4)	The loan had a LIBOR floor of 1.25%.

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

(7)
The Company capitalized interest relating to development activities of $1.4 million and $4.2 million for the three and nine months ended September 30, 2016, respectively, and $1.3 million and $4.0 million for the three and nine months ended September 30, 2015, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of September 30, 2016, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2016 (remaining three months)	$378,250	$—	$378,250
2017	924,722	—	924,722
2018	600,000	11,734	611,734
2019	770,000	29,602	799,602
2020	—	499,976	499,976
Thereafter	375,000	191,385	566,385
Total principal maturities	3,047,972	732,697	3,780,669
Unamortized discounts and deferred financing costs, net	(21,440)	(9,356)	(30,796)
Total debt obligations, net	$3,026,532	$723,341	$3,749,873

2016 Senior Secured Credit Facility—In June 2016, the Company entered into a senior secured credit facility of $450.0 million (the "2016 Senior Secured Credit Facility"). In August 2016, the Company upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Secured Credit Facility was issued at 99% of par and the upsize was issued at par. The 2016 Senior Secured Credit Facility bears interest at a floating rate of LIBOR plus 4.50% with a 1.00% LIBOR floor. The 2016 Senior Secured Credit Facility is collateralized 1.25x by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2016 Senior Secured Credit Facility. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees, and is required to repay 0.25% of the principal amount outstanding on the first business day of each quarter beginning on October 3, 2016. Proceeds from the 2016 Senior Secured Credit Facility, together with cash on hand, were primarily used to repay in full the $323.2 million 2012 Secured Tranche A-2 Facility (as defined below) and repay the $245.0 million balance outstanding on the 2015 Secured Revolving Credit Facility (as defined below).
In connection with the 2016 Senior Secured Credit Facility, the Company incurred $4.5 million of lender fees, substantially all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets. The Company also incurred $6.2 million in third party fees, of which $4.3 million was capitalized in “Debt obligations, net” on the Company's consolidated balance sheets, as it related to new lenders, and $1.9 million was recognized in “Other expense” in the Company's consolidated statements of operations as it related primarily to those lenders from the original facility that modified their debt under the new facility.

2015 Secured Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. During the three months ended September 30, 2016, the weighted average cost of the credit facility was 3.22%. Commitments under the revolving facility mature in March 2018. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019. As of September 30, 2016, the Company had $250.0 million of borrowing capacity available under the 2015 Secured Revolving Credit Facility.
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

The 2012 Secured Tranche A-1 Facility was fully repaid in August 2013. In June 2016, proceeds from the 2016 Senior Secured Credit Facility were used to repay in full the 2012 Secured Tranche A-2 Facility. During the nine months ended September 30, 2016, repayments of the 2012 Secured Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $1.2 million related to the accelerated amortization of discounts and unamortized deferred financing

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

fees on the portion of the facility that was repaid. During the three and nine months ended September 30, 2015, repayments of the 2012 Secured Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.3 million, respectively. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

Unsecured Notes—In March 2016, the Company repaid its $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, the Company issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility. In September 2016, the Company repurchased and retired $21.8 million of its 1.50% Convertible Notes. During the three and nine months ended September 30, 2016, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.4 million, respectively. This amount is included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

Encumbered/Unencumbered Assets—As of September 30, 2016 and December 31, 2015, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	September 30, 2016		December 31, 2015
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$895,041	$479,569	$816,721	$777,262
Real estate available and held for sale	—	101,488	10,593	126,681
Land and development	35,164	986,942	17,714	984,249
Loans receivable and other lending investments, net(1)(2)	175,365	1,272,458	170,162	1,314,823
Other investments	—	262,496	22,352	231,820
Cash and other assets	—	845,128	—	1,008,415
Total	$1,105,570	$3,948,081	$1,037,542	$4,443,250
_______________________________________________________________________________

(1)	As of September 30, 2016 and December 31, 2015, the amounts presented exclude general reserves for loan losses of $21.2 million and $36.0 million, respectively.

(2)	As of September 30, 2016 and December 31, 2015, the amounts presented exclude loan participations of $205.6 million and $153.0 million, respectively.

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

The Company's 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Secured Credit Facility requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Secured Revolving Credit Facility is secured by a borrowing base of assets and requires the Company to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Secured Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the collateral coverage remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, the Company has the option to pay down outstanding borrowings or substitute assets in the borrowing base. In addition, for so long as the Company maintains its qualification as a REIT, the 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

on an annual basis (prior to deducting certain cumulative net operating loss ("NOL") carryforwards). The Company may not pay common dividends if it ceases to qualify as a REIT.

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

As of September 30, 2016, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$459,770	$13,930	$21,342	$495,042
Strategic Investments	—	—	45,823	45,823
Discretionary Fundings	—	—	—	—
Total	$459,770	$13,930	$67,165	$540,865
_______________________________________________________________________________

(1)	Excludes $212.1 million of commitments on loan participations sold that are not the obligation of the Company (refer to Note 9).

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

Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of its current and former senior executives (including its chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of common stock issued by the Company to its senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. The Company filed a Motion to Dismiss the plaintiffs’ claims, which the Circuit Court granted on October 30, 2014 and, as a result, all of plaintiffs' claims in this action were dismissed. Plaintiffs appealed the dismissal of their claims and, on January 28, 2016, the Court of Special Appeals affirmed the order of the Circuit Court. Plaintiffs then filed a petition for certiorari with the Maryland Court of Appeals, requesting that the decision of the Court of Special Appeals be reversed. On May 20, 2016, the Maryland Court of Appeals granted the petition for writ of certiorari and agreed to hear the appeal. Oral argument was held on October 7, 2016 and the Company is awaiting a decision from the Court of Appeals.

U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of Lennar v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company was entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. Lennar appealed the Court's judgment and has posted an appeal bond. The Court has granted Lennar's motion to stay the judgment pending appeal. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. In the pending appeal before the United States Court of Appeals for the Fourth Circuit, the parties have filed their respective briefs. Oral argument in the appeal, originally scheduled for October 26, 2016, has been continued by order of the Court of Appeals and will be rescheduled for the next available oral argument session. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of the appeal. A third party purchased a participation interest in the Company's original loan and presently holds a 7.8% participation interest in all proceeds.

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	Other Assets	$39	Other Liabilities	$209	N/A	$—
Interest rate swaps	N/A	—	N/A	—	Other Liabilities	495	Other Liabilities	131
Total		$—		$39		$704		$131

Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$94	Other Assets	$378	Other Liabilities	$64	N/A	$—
Interest rate cap	Other Assets	45	Other Assets	1,105	N/A	—	N/A	—
Total		$139		$1,483		$64		$—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended September 30, 2016
Interest rate swaps	Interest Expense	126	(19)	N/A
Interest rate cap	Earnings from equity method investments	(1)	(1)	N/A
Interest rate swap	Earnings from equity method investments	124	(92)	N/A
Foreign exchange contracts	Earnings from equity method investments	(150)	—	N/A
For the Three Months Ended September 30, 2015
Interest rate cap	Interest Expense	—	(176)	N/A
Interest rate cap	Earnings from equity method investments	(2)	—	N/A
Interest rate swaps	Interest Expense	(461)	43	N/A
Interest rate swap	Earnings from equity method investments	(421)	(117)	N/A
Foreign exchange contracts	Earnings from equity method investments	119	—	N/A
For the Nine Months Ended September 30, 2016
Interest rate cap	Interest Expense	—	(185)	N/A
Interest rate cap	Earnings from equity method investments	(2)	—	N/A
Interest rate swaps	Interest Expense	(568)	(17)	N/A
Interest rate swap	Earnings from equity method investments	(500)	(284)	N/A
Foreign exchange contracts	Earnings from equity method investments	(199)	—	N/A
For the Nine Months Ended September 30, 2015
Interest rate cap	Interest Expense	—	(378)	N/A
Interest rate cap	Earnings from equity method investments	(12)	—	N/A
Interest rate swaps	Interest Expense	(745)	127	N/A
Interest rate swap	Earnings from equity method investments	(744)	(349)	N/A
Foreign exchange contracts	Earnings from equity method investments	(65)	—	N/A

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives not Designated in Hedging Relationships		2016	2015	2016	2015
Interest rate cap	Other Expense	$(4)	$(1,180)	$(1,059)	$(3,751)
Foreign exchange contracts	Other Expense	65	691	406	2,278
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
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. As of September 30, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ and Rs in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells Indian rupee ("INR")/Buys USD Forward	₨	456,000	$6,553	December 2016
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of September 30, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($, €, and £ in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward	€6,300	$7,018	October 2016
Sells pound sterling ("GBP")/Buys USD Forward	£3,400	$4,504	October 2016
Sells euro ("EUR")/Buys USD Forward	€6,300	$7,095	January 2017
Sells pound sterling ("GBP")/Buys USD Forward	£3,400	$4,427	January 2017
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations for loan investments or "Accumulated other comprehensive income (loss)," on its consolidated balance sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $0.1 million during the three and nine months ended September 30, 2016 and $(0.1) million for the three and nine months ended September 30, 2015 in its consolidated statements of operations.
Interest Rate Hedges—For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. As of September 30, 2016, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$26,534	LIBOR + 2.00%	3.47%	October 2012	November 2019

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For derivatives not designated as cash flow hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of September 30, 2016, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated as a cash flow hedge ($ in thousands):

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

The Company reports derivative instruments on a gross basis in the consolidated financial statements. In connection with its foreign currency derivatives which were in a liability position as of September 30, 2016 and December 31, 2015, the Company has posted collateral of $0.8 million and $1.0 million, respectively, and is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of September 30, 2016.

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of September 30, 2016 and December 31, 2015:

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

(2)
The Company declared and paid dividends of $6.0 million, $8.3 million, $5.9 million, $4.6 million and $7.0 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2016 and 2015. The Company declared and paid dividends of $6.8 million on its Series J Convertible Perpetual Preferred Stock during the nine months ended September 30, 2016 and 2015. All 2015 dividends qualified as a return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2015, the Company had $902.9 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2035 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Secured Credit Facility and 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards), as long as the Company maintains its REIT qualification. The 2016 Senior Secured Credit Facility and 2015 Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the nine months ended September 30, 2016 and 2015.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, the Company's Board of Directors authorized a new $50.0 million stock repurchase program. After having substantially utilized the availability authorized in February 2016, the Company's Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the nine months ended September 30, 2016, the Company repurchased 10.2 million shares of its outstanding common stock for $98.4 million, at an average cost of $9.67 per share. During the nine months ended September 30, 2015, the Company repurchased 1.7 million shares of its outstanding common stock for $20.3 million, at an average cost of $12.16 per share. As of September 30, 2016 and December 31, 2015, the Company had remaining authorization to repurchase up to $50.0 million and $48.7 million, respectively, of common stock under its stock repurchase program.

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
Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	September 30, 2016	December 31, 2015
Unrealized gains (losses) on available-for-sale securities	$138	$(125)
Unrealized gains (losses) on cash flow hedges	(1,072)	(690)
Unrealized losses on cumulative translation adjustment	(4,496)	(4,036)
Accumulated other comprehensive income (loss)	$(5,430)	$(4,851)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense of $1.4 million and $7.6 million for the three and nine months ended September 30, 2016, respectively, and $2.9 million and $10.1 million for the three and nine months ended September 30, 2015, respectively, in "General and administrative" in the Company's consolidated statements of operations. As of September 30, 2016, there was $2.4 million of total unrecognized compensation cost related to all unvested

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

restricted stock units ("Units") that are expected to be recognized over a weighted average remaining vesting/service period of 1.8 years.
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
As of September 30, 2016 and December 31, 2015, the Company had accrued compensation costs relating to iPIP of $20.3 million and $16.6 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of September 30, 2016, an aggregate of 3.6 million shares remain available for issuance pursuant to future awards under the Company's 2009 Long-Term Incentive Plan.
Restricted Share Issuances—During the nine months ended September 30, 2016, the Company granted 92,057 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 58,667 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.
2016 Restricted Stock Unit Activity—During the nine months ended September 30, 2016, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
20,000 fully-vested shares of the Company's common stock granted on June 15, 2016 and 12,030 shares were issued as of that date, after deducting shares for minimum required statutory withholdings. In addition, 80,000 service-based Units were granted on June 15, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will vest in equal annual installments over four years on each anniversary of the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Upon vesting of these Units, the holder will receive shares of the Company's common stock in the amount of the vested Units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of September 30, 2016, 80,000 of such service-based Units were outstanding.

•
122,817 service-based Units granted on January 29, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2018, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of September 30, 2016, 109,417 of such service-based Units were outstanding.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2016, the Company had the following additional stock-based compensation awards outstanding:

•
40,030 target amount of performance-based Units granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The performance is based on the Company's TSR, measured over a performance period ending on December 31, 2017, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company’s TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of common stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these performance-based awards were 0.75% for risk-free interest rate and 28.14% for expected stock price volatility.

•
56,979 service-based Units granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2017, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

•
38,908 target amount of performance-based Units, granted on January 10, 2014, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest based on the Company’s TSR measured over a performance period ending on December 31, 2016, which is the date the awards cliff vest. The other terms of these performance-based Units are identical to the terms described above for the performance-based Units granted in 2015. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these performance-based awards were 0.76% for risk-free interest rate and 44.84% for expected stock price volatility.

•
57,412 service-based Units, granted on January 10, 2014, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2016, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

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

Directors' Awards—During the nine months ended September 30, 2016, the Company awarded to non-employee Directors 12,953 CSEs and 72,537 restricted shares of common stock at a fair value per share of $9.65 at the time of grant. The CSEs and restricted shares have a vesting term of 7.5 months and one year, respectively. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the CSEs and restricted shares of common stock vest and are settled. As of September 30, 2016, a combined total of 333,384 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.6 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

401(k) Plan—The Company made gross contributions of $0.1 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $1.0 million for the three and nine months ended September 30, 2015, respectively.

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
The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$23,711	$(20,553)	$20,255	$(92,152)
Income from sales of real estate	34,444	26,511	88,387	66,021
Net (income) loss attributable to noncontrolling interests	967	706	(6,915)	3,176
Preferred dividends	(12,830)	(12,830)	(38,490)	(38,490)
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for basic earnings per common share(1)	$46,292	$(6,166)	$63,237	$(61,445)
Add: Effect of joint venture shares	3	—	5	—
Add: Effect of 1.50% senior convertible unsecured notes	1,123	—	3,400	—
Add: Effect of 3.00% senior convertible unsecured notes	1,785	—	5,346	—
Add: Effect of Series J convertible perpetual preferred stock	2,250	—	6,750	—
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for diluted earnings per common share	$51,453	$(6,166)	$78,738	$(61,445)
_______________________________________________________________________________

(1)	For the nine months ended September 30, 2016, includes income from continuing operations allocable to Participating Security Holders of $27 and $21 on a basic and dilutive basis.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$46,292	$(6,072)	$63,210	$(59,818)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$46,292	$(6,072)	$63,210	$(59,818)

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$51,453	$(6,072)	$78,717	$(59,818)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$51,453	$(6,072)	$78,717	$(59,818)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	71,210	85,766	74,074	85,602
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	87	—	65	—
Add: Effect of joint venture shares	298	—	298	—
Add: Effect of 1.50% senior convertible unsecured notes	11,444	—	11,526	—
Add: Effect of 3.00% senior convertible unsecured notes	16,992	—	16,992	—
Add: Effect of series J convertible perpetual preferred stock	15,635	—	15,635	—
Weighted average common shares outstanding for diluted earnings per common share	115,666	85,766	118,590	85,602

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$0.65	$(0.07)	$0.85	$(0.70)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$0.65	$(0.07)	$0.85	$(0.70)

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$0.44	$(0.07)	$0.66	$(0.70)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$0.44	$(0.07)	$0.66	$(0.70)

Earnings allocable to High Performance Units (1):
Numerator for basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$—	$(94)	$—	$(1,627)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	—	7	—	12

Basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$—	$(13.41)	$—	$(132.19)
_______________________________________________________________________________

(1)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For the three and nine months ended September 30, 2016 and 2015, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1)(2):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
3.00% convertible senior unsecured notes	—	16,992	—	16,992
Series J convertible perpetual preferred stock	—	15,635	—	15,635
1.50% convertible senior unsecured notes	—	11,567	—	11,567
Joint venture shares	—	298	—	298
_______________________________________________________________________________

(1)	For the three and nine months ended September 30, 2015, the effect of the Company's unvested Units, performance-based Units, CSEs and restricted stock awards were anti-dilutive.

(2)	For the three and nine months ended September 30, 2016, the effect of 25 and 128 unvested time and performance-based Units, respectively, were anti-dilutive.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2016
Recurring basis:
Derivative assets(1)	$139	$—	$139	$—
Derivative liabilities(1)	768	—	768	—
Available-for-sale securities(1)	5,780	—	—	5,780
Non-recurring basis:
Impaired loans(2)	174,899	—	—	174,899
Impaired land and development(3)	—	—	—	—

As of December 31, 2015
Recurring basis:
Derivative assets(1)	$1,522	$—	$1,522	$—
Derivative liabilities(1)	131	—	131	—
Available-for-sale securities(1)	1,161	—	—	1,161
Non-recurring basis:
Impaired loans(4)	3,200	—	—	3,200
____________________________________________________________

(1)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company's available-for-sale securities are based upon unadjusted third-party broker quotes and are classified as Level 3. During the nine months ended September 30, 2016, the Company acquired $4.4 million of available for sale securities. There were no other material changes in Level 3 assets and there were no transfers into/out of Level 3 for the nine months ended September 30, 2016.

(2)
The Company recorded a provision for loan losses on one loan with a fair value of $144.7 million based on expected proceeds from liquidation. In addition, the Company recorded a recovery of loan losses on one loan with a fair value of $30.2 million based on market comparable sales and estimated closing costs of 4.0%.

(3)
The Company recorded an impairment of $3.8 million equal to the carrying value on a land and development asset due to the Company's expectation that it will receive no future cash flows from the asset.

(4)	The Company recorded a provision for loan losses on one loan with a fair value of $3.2 million based on a discounted cash flow analysis using a discount rate of 14.3%.

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.7 billion and $4.0 billion, respectively, as of September 30, 2016 and $1.6 billion and $4.3 billion, respectively, as of December 31, 2015. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended September 30, 2016:
Operating lease income	$—	$36,901	$14,407	$106	$—	$51,414
Interest income	32,258	—	—	—	—	32,258
Other income	1,052	412	10,793	658	527	13,442
Land development revenue	—	—	—	31,554	—	31,554
Earnings (loss) from equity method investments	—	723	630	21,841	3,346	26,540
Income from sales of real estate	—	6,629	27,815	—	—	34,444
Total revenue and other earnings	33,310	44,665	53,645	54,159	3,873	189,652
Real estate expense	—	(4,799)	(21,129)	(9,407)	—	(35,335)
Land development cost of sales	—	—	—	(22,004)	—	(22,004)
Other expense	(794)	—	—	—	(25)	(819)
Allocated interest expense	(14,544)	(16,330)	(5,110)	(9,013)	(10,108)	(55,105)
Allocated general and administrative(2)	(3,995)	(4,526)	(1,502)	(3,495)	(4,714)	(18,232)
Segment profit (loss)(3)	$13,977	$19,010	$25,904	$10,240	$(10,974)	$58,157
Other significant items:
Recovery of loan losses	$(14,955)	$—	$—	$—	$—	$(14,955)
Impairment of assets	—	4,829	112	3,800	—	8,741
Depreciation and amortization	—	8,630	3,798	298	276	13,002
Capitalized expenditures	—	934	15,902	25,938	—	42,774

Three Months Ended September 30, 2015:
Operating lease income	$—	$37,379	$18,125	$195	$—	$55,699
Interest income	33,599	—	—	—	—	33,599
Other income	7,988	8	7,602	376	914	16,888
Land development revenue	—	—	—	14,301	—	14,301
Earnings (loss) from equity method investments	—	971	469	6,647	2,485	10,572
Income from sales of real estate	—	6,931	19,580	—	—	26,511
Total revenue and other earnings	41,587	45,289	45,776	21,519	3,399	157,570
Real estate expense	—	(5,473)	(22,448)	(7,233)	—	(35,154)
Land development cost of sales	—	—	—	(10,686)	—	(10,686)
Other expense	(2,039)	—	—	—	(1,295)	(3,334)
Allocated interest expense	(14,030)	(16,358)	(6,724)	(8,265)	(11,503)	(56,880)
Allocated general and administrative(2)	(3,527)	(4,209)	(1,841)	(3,233)	(5,490)	(18,300)
Segment profit (loss)(3)	$21,991	$19,249	$14,763	$(7,898)	$(14,889)	$33,216
Other significant items:
Provision for loan losses	$7,500	$—	$—	$—	$—	$7,500
Impairment of assets	—	—	3,916	—	—	3,916
Depreciation and amortization	—	9,522	5,610	380	275	15,787
Capitalized expenditures	—	1,439	26,358	18,043	—	45,840

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Nine Months Ended September 30, 2016:
Operating lease income	$—	$109,235	$51,317	$317	$—	$160,869
Interest income	99,877	—	—	—	—	99,877
Other income	2,672	925	25,351	2,889	3,243	35,080
Land development revenue	—	—	—	74,389	—	74,389
Earnings (loss) from equity method investments	—	2,613	31,564	31,189	8,888	74,254
Income from sales of real estate	—	15,896	72,491	—	—	88,387
Total revenue and other earnings	102,549	128,669	180,723	108,784	12,131	532,856
Real estate expense	—	(14,033)	(63,046)	(27,999)	—	(105,078)
Land development cost of sales	—	—	—	(50,842)	—	(50,842)
Other expense	(1,634)	—	—	—	(3,107)	(4,741)
Allocated interest expense	(43,877)	(49,030)	(17,579)	(26,040)	(31,647)	(168,173)
Allocated general and administrative(2)	(11,612)	(13,135)	(5,010)	(10,092)	(14,940)	(54,789)
Segment profit (loss)(3)	$45,426	$52,471	$95,088	$(6,189)	$(37,563)	$149,233
Other significant non-cash items:
Recovery of loan losses	$(12,749)	$—	$—	$—	$—	$(12,749)
Impairment of assets	—	4,829	3,124	3,800	—	11,753
Depreciation and amortization	—	26,260	14,103	997	824	42,184
Capitalized expenditures	—	3,410	44,145	92,212	—	139,767

Nine Months Ended September 30, 2015:
Operating lease income	$—	$111,500	$58,855	$635	$—	$170,990
Interest income	102,224	—	—	—	—	102,224
Other income	8,834	133	27,069	1,163	3,015	40,214
Land development revenue	—	—	—	29,101	—	29,101
Earnings (loss) from equity method investments	—	4,270	1,302	13,719	6,613	25,904
Income from sales of real estate	—	15,584	50,437	—	—	66,021
Total revenue and other earnings	111,058	131,487	137,663	44,618	9,628	434,454
Real estate expense	—	(16,266)	(73,812)	(21,065)	—	(111,143)
Land development cost of sales	—	—	—	(22,828)	—	(22,828)
Other expense	(2,259)	—	—	—	(4,086)	(6,345)
Allocated interest expense	(42,828)	(50,126)	(21,449)	(23,685)	(29,248)	(167,336)
Allocated general and administrative(2)	(9,750)	(11,646)	(5,298)	(8,759)	(17,001)	(52,454)
Segment profit (loss)(3)	$56,221	$53,449	$37,104	$(31,719)	$(40,707)	$74,348
Other significant non-cash items:
Provision for loan losses	$30,944	$—	$—	$—	$—	$30,944
Impairment of assets	—	—	5,590	—	—	5,590
Depreciation and amortization	—	28,380	19,400	1,160	864	49,804
Capitalized expenditures	—	3,553	58,201	67,888	—	129,642

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

As of September 30, 2016
Real estate
Real estate, net	$—	$1,001,776	$372,834	$—	$—	$1,374,610
Real estate available and held for sale	—	—	101,488	—	—	101,488
Total real estate	—	1,001,776	474,322	—	—	1,476,098
Land and development	—	—	—	1,022,106	—	1,022,106
Loans receivable and other lending investments, net	1,632,186	—	—	—	—	1,632,186
Other investments	—	103,468	12,747	92,885	53,396	262,496
Total portfolio assets	$1,632,186	$1,105,244	$487,069	$1,114,991	$53,396	4,392,886
Cash and other assets						845,128
Total assets						$5,238,014

As of December 31, 2015
Real estate
Real estate, net	$—	$1,112,479	$481,504	$—	$—	$1,593,983
Real estate available and held for sale	—	—	137,274	—	—	137,274
Total real estate	—	1,112,479	618,778	—	—	1,731,257
Land and development	—	—	—	1,001,963	—	1,001,963
Loans receivable and other lending investments, net	1,601,985	—	—	—	—	1,601,985
Other investments	—	69,096	11,124	100,419	73,533	254,172
Total portfolio assets	$1,601,985	$1,181,575	$629,902	$1,102,382	$73,533	4,589,377
Cash and other assets						1,008,415
Total assets						$5,597,792
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

(2)
General and administrative excludes stock-based compensation expense of $1.4 million and $7.6 million for the three and nine months ended September 30, 2016, respectively, and $2.9 million and $10.1 million for the three and nine months ended September 30, 2015, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Segment profit	$58,157	$33,216	$149,233	$74,348
Less: Recovery of (provision for) loan losses	14,955	(7,500)	12,749	(30,944)
Less: Impairment of assets	(8,741)	(3,916)	(11,753)	(5,590)
Less: Stock-based compensation expense	(1,434)	(2,881)	(7,644)	(10,066)
Less: Depreciation and amortization	(13,002)	(15,787)	(42,184)	(49,804)
Less: Income tax benefit (expense)	8,256	2,893	9,859	(3,796)
Less: Loss on early extinguishment of debt, net	(36)	(67)	(1,618)	(279)
Net income (loss)	$58,155	$5,958	$108,642	$(26,131)

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
Access to the capital markets has allowed us to extend our debt maturity profile and remain primarily an unsecured borrower. In June 2016, we entered into a senior secured credit facility of $450.0 million and in August 2016 we upsized the facility to $500.0 million. Proceeds from this credit facility, together with cash on hand, were primarily used to repay in full the $323.2 million 2012 Secured Tranche A-2 Facility (see "Liquidity and Capital Resources") and repay the $245.0 million balance outstanding on the 2015 Secured Revolving Credit Facility (see "Liquidity and Capital Resources"). In March 2016, we repaid our $261.4 million 5.875% senior unsecured notes at maturity using available cash and we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility. As of September 30, 2016, we had $547.5 million of cash, which we expect to use primarily to repay debt and fund future investment activities.
During the three months ended September 30, 2016, all four of our business segments, including real estate finance, net lease, operating properties and land and development, contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land assets in order to maximize their value. We intend to continue these efforts, with the objective of having these assets contribute more positively to earnings in the future. For the three months ended September 30, 2016, we recorded net income allocable to common shareholders of $46.3 million, compared to a net loss of $6.1 million during the same period in the prior year. Adjusted income allocable to common shareholders for the three months ended September 30, 2016 was $49.1 million, compared to $27.3 million during the same period in the prior year.

Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income is used internally as a supplemental performance measure adjusting for certain non-cash GAAP measures to give management a view of income more directly derived from current period activity. Until the second quarter 2016, adjusted income was calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense, and the non-cash portion of gain (loss) on early extinguishment of debt. Effective in the second quarter 2016, we modified our presentation of adjusted income to reflect the effect of gains or losses on charge-offs and dispositions on book value gross of loan loss reserves and impairments ("Adjusted Income").

Adjusted Income should be examined in conjunction with net income (loss) as shown in our consolidated statements of operations. Adjusted Income should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Income indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Income is an additional measure we use to analyze our business performance. It should be noted that our manner of calculating Adjusted Income may differ from the calculations of similarly-titled measures by other companies.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$46,292	$(6,072)	$63,210	$(59,818)
Add: Depreciation and amortization(1)	15,598	17,560	50,107	54,925
Add: (Recovery of) provision for loan losses	(14,955)	7,500	(12,749)	30,944
Add: Impairment of assets(2)	8,741	6,398	12,668	12,409
Add: Stock-based compensation expense	1,434	2,881	7,644	10,066
Add: Loss on early extinguishment of debt, net	36	67	1,618	279
Less: Losses on charge-offs and dispositions(3)	(8,039)	(517)	(12,602)	(3,713)
Less: HPU/Participating Security allocation	—	(516)	(21)	(2,778)
Adjusted income allocable to common shareholders(4)	$49,107	$27,301	$109,875	$42,314
______________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
For the nine months ended September 30, 2016, impairment of assets includes impairments on equity method investments recorded in "Earnings from equity method investments" in our consolidated statements of operations. For the three and nine months ended September 30, 2015, impairment of assets includes impairments on cost and equity method investments recorded in "Other income" and "Earnings from equity method investments," respectively, in our consolidated statements of operations.

(3)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were initially acquired prior to 2008 that were previously impaired for GAAP and reflected in net income but not Adjusted Income.

(4)	For the three and nine months ended September 30, 2015, Adjusted Income under the previous presentation was $27.8 million and $45.9 million, respectively.

Portfolio Overview

As of September 30, 2016, based on gross carrying values, our total investment portfolio has the following characteristics:

As of September 30, 2016, based on gross carrying values, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Land and Development	$47,753	$—	$—	$1,121,908	$1,169,661	24.2%
Office / Industrial	164,401	766,584	24,700	—	955,685	19.8%
Mixed Use / Mixed Collateral	502,831	—	176,550	—	679,381	14.1%
Hotel	342,689	136,080	103,922	—	582,691	12.1%
Entertainment / Leisure	—	494,128	—	—	494,128	10.2%
Condominium	325,777	—	101,494	—	427,271	8.9%
Retail	64,092	57,348	123,319	—	244,759	5.1%
Other Property Types	205,843	13,397	—	—	219,240	4.5%
Strategic Investments	—	—	—	—	53,396	1.1%
Total	$1,653,386	$1,467,537	$529,985	$1,121,908	$4,826,212	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$969,782	$381,596	$45,399	$232,873	$1,629,650	33.8%
West	102,553	317,570	38,920	366,855	825,898	17.1%
Southeast	129,680	236,164	162,237	153,353	681,434	14.1%
Mid-Atlantic	167,950	150,956	67,799	217,491	604,196	12.5%
Southwest	51,321	159,888	139,042	146,213	496,464	10.3%
Central	163,949	79,568	62,365	—	305,882	6.3%
Various(2)	68,151	141,795	14,223	5,123	229,292	4.8%
Strategic Investments(2)	—	—	—	—	53,396	1.1%
Total	$1,653,386	$1,467,537	$529,985	$1,121,908	$4,826,212	100.0%
_______________________________________________________________________________
(1)Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.
(2)Combined, strategic investments and the various category include $19.1 million of international assets.

Real Estate Finance

Our real estate finance business targets sophisticated and innovative investors by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of September 30, 2016, our real estate finance portfolio totaled $1.65 billion, gross of general loan loss reserves. The portfolio included $1.37 billion of performing loans with a weighted average maturity of 1.6 years.

The table below summarizes our loans and the reserves for loan losses associated with our loans ($ in thousands):

	September 30, 2016
	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Total Gross Carrying Value
Performing loans	$1,368,350	$(21,200)	$1,347,150	85.8%	1.3%
Non-performing loans	296,700	(74,216)	222,484	14.2%	4.4%
Total	$1,665,050	$(95,416)	$1,569,634	100.0%	5.7%

	December 31, 2015
	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Total Gross Carrying Value
Performing loans	$1,515,369	$(36,000)	$1,479,369	96.1%	2.2%
Non-performing loans	132,492	(72,165)	60,327	3.9%	4.4%
Total	$1,647,861	$(108,165)	$1,539,696	100.0%	6.6%

Performing Loans—The table below summarizes our performing loans gross of reserves ($ in thousands):

	September 30, 2016	December 31, 2015
Senior mortgages	$952,647	$849,161
Corporate/Partnership loans	401,742	637,532
Subordinate mortgages	13,961	28,676
Total	$1,368,350	$1,515,369

Weighted average LTV	62%	67%
Yield	9.1%	8.3%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. During the nine months ended September 30, 2016, the Company transferred a loan with a gross carrying value of $157.2 million to non-performing loans. As of September 30, 2016, we had non-performing loans with an aggregate carrying value of $222.5 million compared to non-performing loans with an aggregate carrying value of $60.3 million as of December 31, 2015. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $95.4 million as of September 30, 2016, or 5.7% of total loans, compared to $108.2 million or 6.6% as of December 31, 2015. For the nine months ended September 30, 2016, the recovery of loan losses included recoveries of specific reserves of $11.7 million and a reduction in the general reserve of $14.8 million, partially offset by provisions on two non-performing loans of $13.8 million. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2016, asset-specific reserves increased to $74.2 million compared to $72.2 million as of December 31, 2015, due primarily to a new non-performing loan partially offset by the recovery of reserves on two previously impaired non-performing loans.

The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of performing loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. During this assessment, we perform a comprehensive analysis of our loan portfolio and assign risk ratings to loans that incorporate management's current judgments and future expectations about their credit quality based on all known and relevant factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. We estimate loss rates based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.

The general reserve decreased to $21.2 million or 1.5% of performing loans as of September 30, 2016, compared to $36.0 million or 2.4% of performing loans as of December 31, 2015. The decrease was primarily attributable to a loan being classified to non-performing status to further evaluate for asset-specific reserves.

Net Lease

Our net lease business seeks to create stable cash flows through long-term leases to single tenants on our properties. We target mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. We invest in new net lease investments primarily through our net lease venture, in which we hold a 51.9% interest. The net lease venture has a right of first offer on any new net lease investments that we source.

As of September 30, 2016, our net lease portfolio, including equity method investments, totaled $1.47 billion, gross of $362.3 million of accumulated depreciation. The table below provides certain statistics for our net lease portfolio.

Net Lease Statistics
	September 30, 2016	December 31, 2015
Square feet (mm)(1)	17,022	17,807
Leased %(2)	99%	96%
Weighted average lease term (years)	14.6	14.9
Yield	8.2%	8.4%
______________________________________________________________

(1)	As of September 30, 2016 and December 31, 2015, includes 3,081 and 2,873 square feet at one of our equity method investments of which we own 51.9%.

(2)	Excluding equity method investments, our net lease portfolio was 99% and 96% leased as of September 30, 2016 and December 31, 2015, respectively.

Operating Properties

As of September 30, 2016, our operating property portfolio, including equity method investments, totaled $530.0 million, gross of $42.9 million of accumulated depreciation, and was comprised of $428.5 million of commercial and $101.5 million of residential real estate properties.

Commercial Operating Properties

Our commercial operating properties represent a diverse pool of assets across a broad range of geographies and collateral types including office, retail and hotel properties. We generally seek to reposition these assets with the objective of maximizing their values through the infusion of capital and/or intensive asset management efforts resulting in value realization upon sale.

The table below provides certain statistics for our commercial operating property portfolio.

Commercial Operating Property Statistics
($ in millions)
	Stabilized Operating		Transitional Operating		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Gross book value ($mm)	$244	$124	$185	$448	$429	$572
Occupancy	86%	89%	55%	65%	72%	74%
Yield	8.4%	8.8%	2.4%	2.8%	5.9%	4.4%

Residential Operating Properties

At the end of the quarter, our residential operating portfolio was comprised of 58 condominium units generally located within luxury projects in major U.S. cities. The table below provides certain statistics for our residential operating property portfolio (excluding fractional units).

Residential Operating Property Statistics
($ in millions)
	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Condominium units sold	11	80
Proceeds	$15.4	$73.3
Income from sales of real estate	$4.4	$23.3

Land and Development

At the end of the quarter, our land and development portfolio, including equity method investments, totaled $1.12 billion, with eight projects in production, nine in development and 14 in the pre-development phase. These projects are collectively entitled for approximately 30,000 lots and units. The following tables presents certain statistics for our land and development portfolio.

Land and Development Portfolio Rollforward
(in millions)
	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Beginning balance	$1,046.0	$1,002.0
Asset sales(1)	(17.6)	(40.0)
Asset transfers in (out)(2)	(27.2)	(25.4)
Capital expenditures	25.9	92.2
Other	(5.0)	(6.7)
Ending balance(3)	$1,022.1	$1,022.1
_______________________________________________________________________
(1)Represents gross book value of the assets sold, rather than proceeds received.
(2)Assets transferred into land and development segment or out to another segment.
(3)Excludes $92.9 million of equity method investments.

Land and Development Statistics
(in millions)
	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Land development revenue	$31.6	$74.4
Land development cost of sales	22.0	50.8
Gross margin	$9.6	$23.6
Earnings from land development equity method investments	21.8	31.2
Total	$31.4	$54.8

Results of Operations for the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Operating lease income	$51,414	$55,699	$(4,285)	(8)%
Interest income	32,258	33,599	(1,341)	(4)%
Other income	13,442	16,888	(3,446)	(20)%
Land development revenue	31,554	14,301	17,253	>100%
Total revenue	128,668	120,487	8,181	7%
Interest expense	55,105	56,880	(1,775)	(3)%
Real estate expense	35,335	35,154	181	1%
Land development cost of sales	22,004	10,686	11,318	>100%
Depreciation and amortization	13,002	15,787	(2,785)	(18)%
General and administrative	19,666	21,181	(1,515)	(7)%
(Recovery of) provision for loan losses	(14,955)	7,500	(22,455)	>(100%)
Impairment of assets	8,741	3,916	4,825	>100%
Other expense	819	3,334	(2,515)	(75)%
Total costs and expenses	139,717	154,438	(14,721)	(10)%
Loss on early extinguishment of debt, net	(36)	(67)	31	(46)%
Earnings from equity method investments	26,540	10,572	15,968	>100%
Income tax benefit (expense)	8,256	2,893	5,363	>100%
Income from sales of real estate	34,444	26,511	7,933	30%
Net income (loss)	$58,155	$5,958	$52,197	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $51.4 million during the three months ended September 30, 2016 from $55.7 million for the same period in 2015.

Operating lease income from net lease assets decreased to $36.9 million during the three months ended September 30, 2016 from $37.4 million for the same period in 2015. The decrease was primarily due to the sale of net lease assets in 2015 and 2016, partially offset by the execution of new leases. Operating lease income from same store net lease assets, defined as net lease assets we owned on or prior to July 1, 2015 and were in service through September 30, 2016, increased to $35.3 million during the three months ended September 30, 2016 from $33.9 million for the same period in 2015, an increase of 4.4%. This increase was primarily due to an increase in rent per occupied square foot to $10.24 for the three months ended September 30, 2016 from $9.92 for the same period in 2015, and an increase in the occupancy rate, which was 99.0% as of September 30, 2016 and 97.9% as of September 30, 2015.

Operating lease income from operating properties decreased to $14.4 million during the three months ended September 30, 2016 from $18.1 million for the same period in 2015. The decrease was primarily due to commercial operating property sales in 2015 and 2016, partially offset by the execution of new leases. Operating lease income from same store commercial operating properties, defined as commercial operating properties, excluding hotels and marinas, which we owned on or prior to July 1, 2015 and were in service through September 30, 2016, increased to $11.6 million during the three months ended September 30, 2016 from $10.2 million for the same period in 2015, due primarily to an increase in rent per occupied square foot, which increased to $25.86 for the three months ended September 30, 2016 from $22.87 for the same period in 2015. Occupancy rates were 70.8% as of September 30, 2016 and 71.8% as of September 30, 2015. Ancillary operating lease income for land and development assets decreased slightly for the three months ended September 30, 2016 to $0.1 million from $0.2 million for the same period in 2015.

Interest income decreased to $32.3 million during the three months ended September 30, 2016 from $33.6 million for the same period in 2015. The decrease was due primarily to a decrease in the average balance of our performing loans, which decreased to $1.42 billion in 2016 from $1.52 billion in 2015. The weighted average yield on our performing loans increased to 9.1% for the three months ended September 30, 2016 from 8.8% for the same period in 2015.

Other income decreased to $13.4 million during the three months ended September 30, 2016 from $16.9 million for the same period in 2015. The decrease was primarily due to a financing commitment termination fee recognized in 2015 partially offset by revenue from operations at one of our hotel properties that commenced operations in the second quarter of 2016.
Land development revenue and cost of sales—During the three months ended September 30, 2016, we sold residential lots and units and recognized land development revenue of $31.6 million which had associated cost of sales of $22.0 million. We also recognized earnings from equity method investments of $21.8 million from unconsolidated land and development investments, resulting in total gross margin from our land and development portfolio of $31.4 million. During the three months ended September 30, 2015, we sold residential lots and units and recognized land development revenue of $14.3 million which had associated cost of sales of $10.7 million. We also recognized earnings from equity method investments of $6.6 million from unconsolidated land and development investments, resulting in total gross margin from our land and development portfolio of $10.2 million. The increase in 2016 from the same period in 2015 was primarily due to the progression of our land and development projects.
Costs and expenses—Interest expense decreased to $55.1 million during the three months ended September 30, 2016 from $56.9 million for the same period in 2015 due to a decrease in the balance of our average outstanding debt, which decreased to $3.96 billion for the three months ended September 30, 2016 from $4.25 billion for the same period in 2015. Our weighted average cost of debt for the three months ended September 30, 2016 and 2015 was 5.6% and 5.4%, respectively.
Real estate expenses increased slightly to $35.3 million during the three months ended September 30, 2016 from $35.2 million for the same period in 2015. The increase was due primarily to an increase in carry costs and other expenses on our land assets, which increased to $9.4 million during the three months ended September 30, 2016 from $7.2 million for the same period in 2015, primarily due to an increase in costs incurred on certain land assets prior to development. Expenses for commercial operating properties decreased to $18.9 million during the three months ended September 30, 2016 from $19.5 million for the same period in 2015. This decrease was primarily due to commercial operating property sales during 2015 and 2016. Expenses from same store commercial operating properties, excluding hotels and marinas, increased to $7.6 million from $7.1 million for the same period in 2015. Expenses associated with residential operating properties decreased to $2.2 million during the three months ended September 30, 2016 from $2.9 million for the same period in 2015 due to the sale of residential units since September 30, 2015. Expenses for net lease assets decreased to $4.8 million during the three months ended September 30, 2016 from $5.5 million for the same period in 2015 due primarily to the sale of net lease assets in 2015 and 2016. Expenses from same store net lease assets was $4.2 million for the three months ended September 30, 2016 and 2015.
Depreciation and amortization decreased to $13.0 million during the three months ended September 30, 2016 from $15.8 million for the same period in 2015, primarily due to the sale of net lease and commercial operating properties in 2015 and 2016.
General and administrative expenses decreased to $19.7 million during the three months ended September 30, 2016 from $21.2 million for the same period in 2015, primarily due to a decrease in compensation expense.
The net recovery of loan losses was $15.0 million during the three months ended September 30, 2016 as compared to a net provision for loan losses of $7.5 million for the same period in 2015. Included in the net recovery for the three months ended September 30, 2016 were recoveries of specific reserves of $11.7 million and a reduction in the general reserve of $15.8 million, partially offset by a provision on one non-performing loan of $12.5 million. Included in the provision for the three months ended September 30, 2015 were provisions for specific reserves of $1.6 million and $5.9 million in the general reserve due primarily to new investment originations.
During the three months ended September 30, 2016, we recorded an aggregate impairment of $8.7 million from the sale of net lease assets and a change in business strategy on one land asset. During the three months ended September 30, 2015, we recorded impairments of $3.9 million resulting from a change in business strategy for a commercial operating property and unfavorable local market conditions for one residential property.
Other expense decreased to $0.8 million during the three months ended September 30, 2016 from $3.3 million for the same period in 2015. The decrease was primarily the result of the change in the fair value of an interest rate cap that was not designated as a cash flow hedge and unsuccessful investment pursuit costs recognized during the three months ended September 30, 2015.
Loss on early extinguishment of debt, net—During the three months ended September 30, 2016, we incurred losses on early extinguishment of debt resulting from repayments of unsecured notes prior to maturity. During the three months ended September 30, 2015, we incurred losses on the early extinguishment of debt related to accelerated amortization of discounts and fees in connection with amortization payments on our credit facilities.

Earnings from equity method investments—Earnings from equity method investments increased to $26.5 million during the three months ended September 30, 2016 from $10.6 million for the same period in 2015. During the three months ended September 30, 2016, we recognized $15.8 million of earnings primarily from the distribution of non-recourse financing proceeds at one of our land equity method investments, $6.2 million related to sales activity on a land development venture, $0.7 million related to operations at our Net Lease Venture and $3.8 million was aggregate income from our remaining equity method investments. For the three months ended September 30, 2015, we recognized $10.6 million of earnings from equity method investments due primarily to $10.0 million related to sales activity on a land development venture.
Income tax benefit (expense)—Income taxes are primarily generated by assets held by our taxable REIT subsidiaries ("TRSs"). An income tax benefit of $8.3 million was recorded during the three months ended September 30, 2016 as compared to income tax benefit of $2.9 million for the same period in 2015. The income tax benefit for the three months ended September 30, 2016 and 2015 primarily related to taxable losses generated by sales of certain TRS properties. In each period, different TRS properties were sold, each with a unique tax basis and sales value. The benefit, therefore, recognized in the current period differs from the benefit recognized during the same period in the prior year.

Income from sales of real estate—Income from sales of real estate increased to $34.4 million during the three months ended September 30, 2016 from $26.5 million for the same period in 2015. During the three months ended September 30, 2016, we sold commercial operating properties resulting in gains of $23.4 million. During the three months ended September 30, 2016 and 2015, we sold residential condominiums that resulted in income of $4.4 million and $6.0 million, respectively. During the three months ended September 30, 2016 and 2015, we sold net lease assets resulting in gains of $6.6 million and $6.9 million, respectively. During the three months ended September 30, 2015 we sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity, in which we own a 50% equity interest, and recognized a gain on sale of $13.6 million, reflecting our share of the interest sold.

Results of Operations for the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Operating lease income	$160,869	$170,990	$(10,121)	(6)%
Interest income	99,877	102,224	(2,347)	(2)%
Other income	35,080	40,214	(5,134)	(13)%
Land development revenue	74,389	29,101	45,288	>100%
Total revenue	370,215	342,529	27,686	8%
Interest expense	168,173	167,336	837	1%
Real estate expense	105,078	111,143	(6,065)	(5)%
Land development cost of sales	50,842	22,828	28,014	>100%
Depreciation and amortization	42,184	49,804	(7,620)	(15)%
General and administrative	62,433	62,520	(87)	—%
(Recovery of) provision for loan losses	(12,749)	30,944	(43,693)	>(100%)
Impairment of assets	11,753	5,590	6,163	>100%
Other expense	4,741	6,345	(1,604)	(25)%
Total costs and expenses	432,455	456,510	(24,055)	(5)%
Loss on early extinguishment of debt, net	(1,618)	(279)	(1,339)	>100%
Earnings from equity method investments	74,254	25,904	48,350	>100%
Income tax benefit (expense)	9,859	(3,796)	13,655	>100%
Income from sales of real estate	88,387	66,021	22,366	34%
Net income (loss)	$108,642	$(26,131)	$134,773	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $160.9 million during the nine months ended September 30, 2016 from $171.0 million for the same period in 2015.

Operating lease income from net lease assets decreased to $109.2 million during the nine months ended September 30, 2016 from $111.5 million for the same period in 2015. The decrease was primarily due to the sale of net lease assets in 2015 and 2016 partially offset by new leasing activity. Operating lease income from same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2015 and were in service through September 30, 2016, increased to $100.2 million during the nine months ended September 30, 2016 from $97.7 million for the same period in 2015. This increase was primarily due to an increase in rent per occupied square foot to $9.68 for the nine months ended September 30, 2016 from $9.54 for the same period in 2015, and an increase in the occupancy rate, which was 99.0% as of September 30, 2016 and 97.9% as of September 30, 2015.

Operating lease income from operating properties decreased to $51.3 million during the nine months ended September 30, 2016 from $58.9 million for the same period in 2015. The decrease was primarily due to commercial operating property sales in 2015 and 2016. This decrease was partially offset by an increase in operating lease income from same store commercial operating properties, defined as commercial operating properties, excluding hotels and marinas, which we owned on or prior to January 1, 2015 and were in service through September 30, 2016. Operating lease income from same store commercial operating properties increased to $34.2 million during the nine months ended September 30, 2016 from $31.7 million for the same period in 2015, due primarily to an increase in rent per occupied square foot, which increased to $25.44 for the nine months ended September 30, 2016 from $23.63 for the same period in 2015. Occupancy was 70.8% as of September 30, 2016 and 71.8% as of September 30, 2015. Ancillary operating lease income for land and development assets decreased slightly for the nine months ended September 30, 2016 to $0.3 million from $0.6 million for the same period in 2015.

Interest income decreased to $99.9 million during the nine months ended September 30, 2016 from $102.2 million for the same period in 2015. The decrease was due primarily to a decrease in our average balance of performing loans to $1.44 billion during the nine months ended September 30, 2016 from $1.52 billion for the same period in 2015. The weighted average yield on our performing loans decreased slightly to 8.9% for the nine months ended September 30, 2016 from 9.0% for the same period in 2015.
Other income decreased to $35.1 million during the nine months ended September 30, 2016 from $40.2 million for the same period in 2015. The decrease was primarily due to a financing commitment termination fee, lease termination fees and a guarantor settlement on an operating property recognized in 2015, partially offset by an increase in hotel income in 2016.
Land development revenue and cost of sales—During the nine months ended September 30, 2016, we sold residential lots and units and recognized land development revenue of $74.4 million which had associated cost of sales of $50.8 million. We also recognized earnings from equity method investments of $31.2 million from unconsolidated land and development investments, resulting in total gross margin from our land and development portfolio of $54.8 million. During the nine months ended September 30, 2015, we sold residential lots and units and recognized land development revenue of $29.1 million which had associated cost of sales of $22.8 million. We also recognized earnings from equity method investments of $13.7 million from unconsolidated land and development investments, resulting in total gross margin from our land and development portfolio of $20.0 million. The increase in 2016 from the same period in 2015 was primarily due to the progression of our land and development projects.
Costs and expenses—Interest expense increased to $168.2 million during the nine months ended September 30, 2016 from $167.3 million for the same period in 2015 due to an increase in our weighted average cost of debt. Our weighted average effective cost of debt was 5.6% and 5.5% for the nine months ended September 30, 2016 and 2015, respectively. The increase in interest expense from the increase in our weighted average cost of debt was partially offset by a decrease in our average balance of outstanding debt, which decreased to $4.09 billion for the nine months ended September 30, 2016 from $4.15 billion for the same period in 2015.
Real estate expenses decreased to $105.1 million during the nine months ended September 30, 2016 from $111.1 million for the same period in 2015. The decrease was due primarily to a reduction in expenses for commercial operating properties which decreased to $56.1 million during the nine months ended September 30, 2016 from $62.2 million for the same period in 2015. This decrease was primarily due to commercial operating property sales during 2015 and 2016. Expenses from same store commercial operating properties, excluding hotels and marinas, increased to $22.6 million from $21.8 million for the same period in 2015. Expenses associated with residential operating properties decreased to $7.0 million during the nine months ended September 30, 2016 from $11.6 million for the same period in 2015 due to the sale of residential units since September 30, 2015. Expenses for net lease assets decreased to $14.0 million during the nine months ended September 30, 2016 from $16.3 million for the same period in 2015 due primarily to the sale of net lease assets in 2015 and 2016. Expenses from same store net lease assets decreased to $12.1 million from $12.6 million for the same period in 2015. These decreases were offset by an increase in carry costs and other expenses on our land assets, which increased to $28.0 million during the nine months ended September 30,

2016 from $21.1 million for the same period in 2015, primarily due to an increase in costs incurred on certain land assets prior to development.
Depreciation and amortization decreased to $42.2 million during the nine months ended September 30, 2016 from $49.8 million for the same period in 2015, primarily due to the sale of net lease and commercial operating properties in 2015 and 2016.
The net recovery of loan losses was $12.7 million during the nine months ended September 30, 2016 as compared to a net provision for loan losses of $30.9 million for the same period in 2015. Included in the net recovery for the nine months ended September 30, 2016 were recoveries of specific reserves of $11.7 million and a reduction in the general reserve of $14.8 million, partially offset by provisions on two non-performing loans of $13.8 million. Included in the net provision for the nine months ended September 30, 2015 were provisions for specific reserves of $31.4 million due primarily to a new non-performing loan, partially offset by a decrease in the general reserve due to an overall improvement in the risk ratings of our loan portfolio.
During the nine months ended September 30, 2016, we recorded impairments of $11.8 million comprised of $3.8 million on a land asset resulting from a change in business strategy, $3.0 million on a residential operating property resulting from unfavorable local market conditions and $4.9 million on the sale of net lease assets. During the nine months ended September 30, 2015, we recorded impairments of $5.6 million resulting from a change in business strategy for two commercial operating properties and unfavorable local market conditions for one residential property.

Other expense decreased to $4.7 million during the nine months ended September 30, 2016 from $6.3 million for the same period in 2015. The decrease was primarily the result of a decrease in the fair value of an interest rate cap that was not designated as a cash flow hedge and unsuccessful investment pursuit costs recognized during the nine months ended September 30, 2015, partially offset by third party expenses incurred in 2016 in connection with the refinancing of our 2012 Secured Tranche A-2 Facility with our 2016 Senior Secured Credit Facility (see "Liquidity and Capital Resources").

Loss on early extinguishment of debt, net—During the nine months ended September 30, 2016, we incurred $1.6 million of losses on early extinguishment of debt resulting from repayments of the 2012 Secured Tranche A-2 Facility and unsecured notes prior to maturity. During the nine months ended September 30, 2015, we incurred $0.3 million of losses on the early extinguishment of debt primarily related to accelerated amortization of discounts and fees in connection with amortization payments on our credit facilities.
Earnings from equity method investments—Earnings from equity method investments increased to $74.3 million during the nine months ended September 30, 2016 from $25.9 million for the same period in 2015. During the nine months ended September 30, 2016, we recognized $33.2 million primarily from the sale of an equity method investment in a commercial operating property, $11.6 million of earnings primarily from the distribution of non-recourse financing proceeds at one of our land equity method investments, $19.6 million related to sales activity on a land development venture, $2.6 million related to operations at our Net Lease Venture and $7.3 million was aggregate income from our remaining equity method investments. For the nine months ended September 30, 2015, $19.6 million related to sales activity on a land development venture, $4.3 million related to operations at our Net Lease Venture and $2.0 million was aggregate income from our remaining equity method investments.

Income tax benefit (expense)—Income taxes are primarily generated by assets held by our TRSs. An income tax benefit of $9.9 million was recorded during the nine months ended September 30, 2016 as compared to income tax expense of $3.8 million for the same period in 2015. The income tax benefit for the nine months ended September 30, 2016 primarily related to taxable losses generated from sales of certain TRS properties. The income tax expense for the nine months ended September 30, 2015 primarily related to taxable income generated from the sales of certain TRS properties. In each period, different TRS properties were sold, each with a unique tax basis and sales value. The benefit, therefore, recognized in the current period differs from the expense incurred during the same period in the previous year.

Income from sales of real estate—Income from sales of real estate increased to $88.4 million during the nine months ended September 30, 2016 from $66.0 million for the same period in 2015. During the nine months ended September 30, 2016, we sold commercial operating properties resulting in gains of $49.2 million. During the nine months ended September 30, 2015, we sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which we own a 50% equity interest and recognized a gain on sale of $13.6 million, reflecting our share of the interest sold. During the nine months ended September 30, 2016 and 2015, we sold residential condominiums that resulted in income of $23.3 million and $36.8 million, respectively. The decrease was due primarily to our decreasing inventory of residential condominiums. During the nine months ended September 30, 2016 and 2015, we sold net lease assets resulting in gains of $15.9 million and $15.6 million, respectively.

Liquidity and Capital Resources

During the three months ended September 30, 2016, we invested a total of $165.5 million associated with new investments, prior financing commitments as well as ongoing development during the quarter. Total investments included $85.4 million in lending and other investments, $27.5 million to develop our land and development assets and $52.6 million of capital to reposition or redevelop our operating properties and invest in net lease assets. Also during the three months ended September 30, 2016, we generated $262.2 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $49.1 million from real estate finance, $85.8 million from operating properties, $78.8 million from net lease assets, $42.5 million from land and development assets and $6.0 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments. As of September 30, 2016, we had unrestricted cash of $547.5 million.
The following table outlines our capital expenditures on real estate and land and development assets as reflected in our consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, by segment ($ in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Operating Properties	$51,895	$51,326
Net Lease	3,490	6,093
Total capital expenditures on real estate assets	$55,385	$57,419

Land and Development	$87,891	$65,169
Total capital expenditures on land and development assets	$87,891	$65,169
Our primary cash uses over the next 12 months are expected to be funding of investments, repayment of debt, capital expenditures and funding ongoing business operations. During the nine months ended September 30, 2016, we repaid in full the $323.2 million 2012 Secured Tranche A-2 Facility (as defined below), the $265.0 million principal amount of senior unsecured notes due July 2016 and the $261.4 million principal amount of senior unsecured notes due March 2016. We have other debt maturities of $753.0 million due before September 30, 2017. Over the next 12 months, we currently expect to fund in the range of approximately $150 million to $225 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development and operating properties business segments and include multifamily and residential development activities which are expected to include approximately $100 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of September 30, 2016, we also had approximately $541 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority over the next two years, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met (see "Unfunded Commitments" below). Our capital sources to meet cash uses through the next 12 months and beyond will primarily be expected to include cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales, borrowings available under our 2015 Secured Revolving Credit Facility and capital raised through debt and/or equity capital raising transactions.
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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of September 30, 2016 (refer to Note 10 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,947,972	$752,972	$1,920,000	$275,000	$—	$—
Secured credit facilities	499,976	4,981	9,814	485,181	—	—
Revolving credit facility	—	—	—	—	—	—
Mortgages	232,721	9,620	25,200	142,086	55,499	316
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,780,669	767,573	1,955,014	902,267	55,499	100,316
Interest Payable(1)	559,988	200,273	242,748	80,802	14,988	21,177
Loan Participations Payable(2)	206,875	—	138,899	67,976	—	—
Operating Lease Obligations	22,320	5,392	7,984	5,301	3,643	—
Total	$4,569,852	$973,238	$2,344,645	$1,056,346	$74,130	$121,493
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR of 0.53% and 3-month LIBOR of 0.76% that were in effect as of September 30, 2016.

(2)	Refer to Note 9 to the consolidated financial statements.

2016 Senior Secured Credit Facility—In June 2016, we entered into a senior secured credit facility of $450.0 million (the "2016 Senior Secured Credit Facility"). In August 2016, we upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Secured Credit Facility was issued at 99% of par and the upsize was issued at par. The 2016 Senior Secured Credit Facility bears interest at a floating rate of LIBOR plus 4.50% with a 1.00% LIBOR floor. The 2016 Senior Secured Credit Facility is collateralized 1.25x by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2016 Secured Credit Facility. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees, and are required to repay 0.25% of the principal amount outstanding on the first business day of each quarter beginning on October 3, 2016. Proceeds from the 2016 Senior Secured Credit Facility, together with cash on hand, were primarily used to repay in full the $323.2 million 2012 Secured Tranche A-2 Facility (as defined below) and repay the $245.0 million balance outstanding on the 2015 Secured Revolving Credit Facility (as defined below).
2015 Secured Revolving Credit Facility—In March 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. During the three months ended September 30, 2016, the weighted average cost of the credit facility was 3.22%. Commitments under the revolving facility mature in March 2018. At maturity, we may convert outstanding borrowings to a one-year term loan which matures in quarterly installments through March 2019. As of September 30, 2016, we had $250.0 million of borrowing capacity available under the 2015 Secured Revolving Credit Facility.
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
The 2012 Secured Tranche A-1 Facility was fully repaid in August 2013. In June 2016, proceeds from the 2016 Senior Secured Credit Facility were used to repay in full the 2012 Secured Tranche A-2 Facility. During the nine months ended September 30, 2016, repayments of the 2012 Secured Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $1.2 million related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. During the three and nine months ended September 30, 2015, repayments of the 2012 Secured Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.3 million, respectively. These amounts are included in "Loss on early extinguishment of debt, net" in our consolidated statements of operations.

Unsecured Notes—In March 2016, we repaid our $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility. In September 2016, we repurchased and retired $21.8 million of our 1.50% Convertible Notes. During the three and nine months ended September 30, 2016, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.4 million, respectively. This amount is included in "Loss on early extinguishment of debt, net" in our consolidated statements of operations.

Encumbered/Unencumbered Assets—As of September 30, 2016 and December 31, 2015, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	September 30, 2016		December 31, 2015
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$895,041	$479,569	$816,721	$777,262
Real estate available and held for sale	—	101,488	10,593	126,681
Land and development	35,164	986,942	17,714	984,249
Loans receivable and other lending investments, net(1)(2)	175,365	1,272,458	170,162	1,314,823
Other investments	—	262,496	22,352	231,820
Cash and other assets	—	845,128	—	1,008,415
Total	$1,105,570	$3,948,081	$1,037,542	$4,443,250
_______________________________________________________________________________

(1)	As of September 30, 2016 and December 31, 2015, the amounts presented exclude general reserves for loan losses of $21.2 million and $36.0 million, respectively.

(2)	As of September 30, 2016 and December 31, 2015, the amounts presented exclude loan participations of $205.6 million and $153.0 million, respectively.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2016, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$459,770	$13,930	$21,342	$495,042
Strategic Investments	—	—	45,823	45,823
Discretionary Fundings	—	—	—	—
Total	$459,770	$13,930	$67,165	$540,865
_______________________________________________________________________________

(1)	Excludes $212.1 million of commitments on loan participations sold that are not our obligation (refer to Note 9 to the consolidated financial statements).

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, our Board of Directors authorized a new $50.0 million stock repurchase program. After having substantially utilized the availability authorized in February 2016, our Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the nine months ended September 30, 2016, we repurchased 10.2 million shares of our outstanding common stock for $98.4 million, at an average cost of $9.67 per share. During the nine months ended September 30, 2015, we repurchased 1.7 million shares of our outstanding common stock for $20.3 million, at an average cost of $12.16 per share. As of September 30, 2016 and December 31, 2015, we had remaining authorization to repurchase up to $50.0 million and $48.7 million, respectively, of common stock under our stock repurchase program.
HPU Repurchase—In August 2015, we repurchased and retired all of our 14,888 High Performance Units ("HPUs" outstanding, representing approximately 2.8 million common stock equivalents. We repurchased these HPUs at fair value from current and former employees through an arms-length tender offer. HPU holders could elect to receive $9.30 in cash or 0.7 shares of iStar common stock, or a combination thereof, per common stock equivalent underlying the HPUs. Approximately 37% of the outstanding HPUs were exchanged for $9.8 million in cash and approximately 63% of the outstanding HPUs were exchanged for 1.2 million shares of our common stock with a fair value of $15.2 million, representing the number of shares issued at the closing price of our common stock on August 13, 2015. The transaction value in excess of the HPUs carrying value of $9.8 million was recorded as a reduction to retained earnings in our consolidated statements of changes in equity.
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
As of September 30, 2016, the remainder of our significant accounting policies, which are detailed in our 2015 Annual Report, have not changed materially.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.53% as of September 30, 2016. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$(1,435)
Base Interest Rate	$—
+10 Basis Points	$1,409
+50 Basis Points	$7,047
+100 Basis Points	$14,095
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of September 30, 2016, $748.6 million of our floating rate loans have a cumulative weighted average interest rate floor of 0.2% and $639.5 million of our floating rate debt has a cumulative weighted average interest rate floor of 0.9%.

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
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. The Company filed a Motion to Dismiss the plaintiffs’ claims, which the Circuit Court granted on October 30, 2014 and, as a result, all of plaintiffs' claims in this action were dismissed. Plaintiffs appealed the dismissal of their claims and on January 28, 2016, the Court of Special Appeals affirmed the order of the Circuit Court. Plaintiffs then filed a petition for certiorari with the Maryland Court of Appeals, requesting that the decision of the Court of Special Appeals be reversed. On May 20, 2016, the Maryland Court of Appeals granted the petition for writ of certiorari and agreed to hear the appeal. Oral argument was held on October 7, 2016 and the Company is awaiting a decision from the Court of Appeals.
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company is entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. The Court ordered Lennar to proceed to settlement on the land and to pay the total amounts awarded to the Company within 30 days of the judgment. Lennar appealed the Court's judgment and has posted an appeal bond. The Court has granted Lennar's motion to stay the judgment pending appeal. The Court also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. In the pending appeal before the United States Court of Appeals for the Fourth Circuit, the parties have filed their respective briefs. Oral argument in the appeal, originally scheduled for October 26, 2016, has been continued by order of the Court of Appeals and will be rescheduled for the next available oral argument session. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of the appeal. A third party purchased a participation interest in the Company's original loan and presently holds a 7.8% participation interest in all proceeds.
Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in the Company's 2015 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
July 1 to July 31	714,330	$9.21	714,330	$408,474
August 1 to August 31	—	$—	—	$50,000,000
September 1 to September 30	—	$—	—	$50,000,000
_______________________________________________________________________________

(1)
In August 2016, the Company's Board of Directors authorized an increase to $50.0 million in the stock repurchase program. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. There is no fixed expiration date to this stock repurchase program.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the nine months ended September 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
Date:	November 3, 2016	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	November 3, 2016	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)