Form 10-K
period 2016-12-31
ISTAR INC.
filed 2017-02-27
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2016 the aggregate market value of iStar Inc. common stock, $0.001 par value per share, held by non-affiliates (1) of the registrant was approximately $673 million, based upon the closing price of $9.59 on the New York Stock Exchange composite tape on such date.
As of February 23, 2017, there were 72,042,468 shares of common stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant's directors and executive officers.
DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2017 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Overview
iStar Inc. (the "Company") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company has invested more than $35 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's four primary business segments are real estate finance, net lease, operating properties and land and development.
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
The net lease portfolio is primarily comprised of properties owned by the Company and leased to single creditworthy tenants where the properties are subject to long-term leases. Most of the leases provide for expenses at the facilities to be paid by the tenants on a triple net lease basis. The properties in this portfolio are diversified by property type and geographic location. In addition to net lease properties owned by the Company, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the "Net Lease Venture"). The Company invests in new net lease investments primarily through the Net Lease Venture, in which it holds a noncontrolling 51.9% interest.
The operating properties portfolio is comprised of commercial and residential properties which represent a diverse pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop its transitional properties with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. The commercial properties within this portfolio include office, retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.
The land and development portfolio is primarily comprised of land entitled for master planned communities as well as waterfront and urban infill land parcels located throughout the United States. Master planned communities represent large-scale residential projects that the Company will entitle, plan and/or develop and may sell through retail channels to homebuilders or in bulk. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. The Company may develop these properties itself, or in partnership with commercial real estate developers, or may sell the properties.
The Company's primary sources of revenues are operating lease income, which is comprised of the rent and reimbursements that tenants pay to lease the Company's properties, interest income, which is the interest that borrowers pay on loans, and land development revenue from lot and parcel sales. The Company primarily generates income through a “spread” or “margin,” which is the difference between the revenues net of property related expenses generated from leases and loans and interest expense. In addition, the Company generates income from sales of its real estate and income from equity in earnings of its unconsolidated ventures.
Company History and Recent Developments
The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions. During the economic downturn, the composition of the Company's portfolio changed as loans were repaid and the Company acquired title to assets of defaulting borrowers. The composition of the Company's real estate portfolio expanded to include operating properties and land and development assets. The Company has been originating new lending and net lease investments, repositioning or redeveloping its transitional operating properties and progressing on the entitlement, development and sales of its land and development assets. The Company intends to continue these efforts, with the objective of having these assets contribute positively to earnings in the future. The Company's business segments are discussed further in "Industry Segments."
Financing Strategy
The Company uses leverage to enhance its return on assets. Over the past few years, the Company has strengthened its balance sheet through its diverse financing activities. Access to the capital markets has allowed the Company to extend its debt maturity profile and remain primarily an unsecured borrower. In 2016, the Company repaid $926.4 million of maturing unsecured notes and issued $275.0 million of unsecured notes. In addition, the Company entered into a $500.0 million senior secured credit facility and used the proceeds to repay other secured debt. Going forward, the Company will seek to raise capital through a variety of means, which may include unsecured and secured debt financing, debt refinancings, asset sales, sales of interests in business lines, issuances of equity, joint ventures and other third party capital arrangements. A more detailed discussion of the Company's current liquidity and capital resources is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."
Investment Strategy
During 2016, the Company committed to new investments totaling $691.8 million and invested $767.3 million associated with new investments, prior financing commitments as well as ongoing development. Investments included $474.0 million in real estate finance, $135.9 million to develop land and development assets, $69.9 million of capital to reposition or redevelop operating properties, $86.9 million to invest in net lease assets and $0.6 million to invest in corporate/other assets.
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
Underwriting Process
The Company reviews investment opportunities with its investment professionals, as well as representatives from its legal, credit, risk management and capital markets departments. The Company has developed a process for screening potential investments called the Six Point Methodologysm. Through this proprietary process, the Company internally evaluates an investment opportunity by: (1) evaluating the source of the opportunity; (2) evaluating the quality of the collateral, corporate credit or lessee, as well as the market and industry dynamics; (3) evaluating the borrower equity, corporate sponsorship and/or guarantors; (4) determining the optimal legal and financial structure for the transaction given its risk profile; (5) performing an alternative investment test; and (6) evaluating the liquidity of the investment. Professionals from all disciplines throughout the entire origination process evaluate investments, from the initial consideration of the opportunity, utilizing the Six Point Methodology,sm through the preparation and distribution of an approval memorandum for the Company's internal investment committee and/or Board of Directors and into the documentation and closing process.

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
Hedging Strategy
The Company finances its business with a combination of fixed-rate and variable-rate debt and its asset base consists of fixed-rate and variable-rate investments. Its variable-rate assets and liabilities are intended to be matched against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company's variable-rate debt obligations differ from its variable-rate lending assets, the Company may utilize derivative instruments to limit the impact of changing interest rates on its net income. The Company also uses derivative instruments to limit its exposure to changes in currency rates in respect of certain investments denominated in foreign currencies. The derivative instruments the Company uses are typically in the form of interest rate swaps, interest rate caps and foreign exchange contracts.
Portfolio Overview
As of December 31, 2016, based on current gross carrying values, the Company's total investment portfolio has the following characteristics:
Asset Type

As of December 31, 2016, based on gross carrying values, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands)(1):
Property Type

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Total	% of Total
Land and Development	$—	$—	$—	$1,036,855	$1,036,855	22.4%
Office / Industrial	168,213	771,541	122,484	—	1,062,238	22.9%
Hotel	333,114	136,080	107,534	—	576,728	12.5%
Entertainment / Leisure	—	490,200	—	—	490,200	10.6%
Condominium	380,851	—	82,487	—	463,338	10.0%
Mixed Use / Mixed Collateral	291,526	—	171,045	—	462,571	10.0%
Other Property Types	236,862	23,039	—	—	259,901	5.6%
Retail	63,173	57,348	124,850	—	245,371	5.3%
Strategic Investments	—	—	—	—	33,350	0.7%
Total	$1,473,739	$1,478,208	$608,400	$1,036,855	$4,630,552	100.0%

Geography

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Total	% of Total
Northeast	$790,113	$379,731	$47,322	$233,672	$1,450,838	31.3%
West	87,037	304,854	37,518	362,578	791,987	17.1%
Southeast	126,814	235,490	150,066	156,326	668,696	14.4%
Mid-Atlantic	168,213	153,084	53,774	218,982	594,053	12.8%
Southwest	77,378	183,920	239,297	28,393	528,988	11.4%
Central	150,829	79,411	65,869	31,500	327,609	7.1%
Various(2)	73,355	141,718	14,554	5,404	235,031	5.2%
Strategic Investments(2)	—	—	—	—	33,350	0.7%
Total	$1,473,739	$1,478,208	$608,400	$1,036,855	$4,630,552	100.0%
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.

(2)	Combined, strategic investments and the various category include $18.3 million of international assets.

Industry Segments
The Company has four business segments: Real Estate Finance, Net Lease, Operating Properties and Land and Development. The following describes the Company's reportable segments as of December 31, 2016 ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate / Other(1)	Total
Real estate, at cost	$—	$1,384,255	$522,337	$—	$—	$1,906,592
Less: accumulated depreciation	—	(368,665)	(46,175)	—	—	(414,840)
Real estate, net	—	1,015,590	476,162	—	—	1,491,752
Real estate available and held for sale	—	1,284	82,480	—	—	83,764
Total real estate	—	1,016,874	558,642	—	—	1,575,516
Land and development, net	—	—	—	945,565	—	945,565
Loans receivable and other lending investments, net	1,450,439	—	—	—	—	1,450,439
Other investments	—	92,669	3,583	84,804	33,350	214,406
Total portfolio assets	$1,450,439	$1,109,543	$562,225	$1,030,369	$33,350	$4,185,926
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
Real Estate Finance
The Company's real estate finance business targets sophisticated investors by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. The Company's real estate finance portfolio consists of senior mortgage loans that are secured by commercial real estate assets where the Company is the first lien holder, subordinated mortgage loans that are secured by second lien or junior interests in commercial and residential real estate assets, and corporate/partnership loans, which represent mezzanine or subordinated loans to entities for which the Company does not have a lien on the underlying asset, but may have a pledge of underlying equity ownership of such assets. The Company's real estate finance portfolio includes loans on stabilized and transitional properties and ground-up construction projects. In addition, the Company has preferred equity investments and debt securities classified as other lending investments.

The Company's real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2016		2015
	Total	% of Total	Total	% of Total
Performing loans:
Senior mortgages	$854,805	58.0%	$849,161	51.8%
Corporate/partnership loans	333,244	22.6%	637,532	38.9%
Subordinate mortgages	14,078	1.0%	28,676	1.8%
Subtotal	1,202,127	81.6%	1,515,369	92.5%
Non-performing loans(1):
Senior mortgages	36,159	2.5%	57,127	3.5%
Corporate/partnership loans	144,674	9.8%	3,200	0.2%
Subordinate mortgages	10,863	0.7%	—	—%
Subtotal	191,696	13.0%	60,327	3.7%
Total carrying value of loans	1,393,823	94.6%	1,575,696	96.2%
Other lending investments—securities	79,916	5.4%	62,289	3.8%
Total carrying value	1,473,739	100.0%	1,637,985	100.0%
General reserve for loan losses	(23,300)		(36,000)
Total loans receivable and other lending investments, net	$1,450,439		$1,601,985
_______________________________________________________________________________

(1)	Non-performing loans are presented net of asset-specific loan loss reserves of $62.2 million and $72.2 million, respectively, as of December 31, 2016 and 2015.
Summary of Portfolio Characteristics—As of December 31, 2016, the Company's performing loans and other lending investments had a weighted average loan to value ratio of 64%. Additionally, the Company's performing loans were comprised of 22% fixed-rate loans and 78% variable-rate loans that had a weighted average yield of 8.9% and a weighted average remaining term of 2.1 years.
Portfolio Activity—During the year ended December 31, 2016, the Company invested $474.0 million (including capitalized deferred interest) in its real estate finance portfolio and received repayments of $614.2 million (including the receipt of previously capitalized deferred interest).

Summary of Interest Rate Characteristics—The Company's loans receivable and other lending investments had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2016			2015
	Carrying Value	% of Total	Weighted Average Accrual Rate	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans and other lending investments	$282,810	19.2%	9.4%	$487,514	29.8%	9.5%
Variable-rate loans(1)	999,233	67.8%	7.3%	1,090,144	66.5%	6.6%
Non-performing loans(2)	191,696	13.0%	N/A	60,327	3.7%	N/A
Total carrying value	1,473,739	100.0%		1,637,985	100.0%
General reserve for loan losses	(23,300)			(36,000)
Total loans receivable and other lending investments, net	$1,450,439			$1,601,985
__________________________________________________________________________

(1)	As of December 31, 2016 and 2015, includes $657.9 million and $807.8 million, respectively, of loans with a weighted average interest rate floor of 0.2% and 0.8%, respectively.

(2)	Non-performing loans are presented net of asset-specific loan loss reserves of $62.2 million and $72.2 million, respectively, as of December 31, 2016 and 2015.
Summary of Maturities—As of December 31, 2016 the Company's loans receivable and other lending investments had the following maturities ($ in thousands):

Year of Maturity	Number of Loans Maturing	Carrying Value	% of Total
2017	11	$450,100	30.5%
2018	13	693,695	47.1%
2019	5	27,615	1.9%
2020	3	44,569	3.0%
2021	1	—	—%
2022 and thereafter	5	66,064	4.5%
Total performing loans and other lending investments	38	$1,282,043	87.0%
Non-performing loans(1)	6	191,696	13.0%
Total carrying value	44	$1,473,739	100.0%
General reserve for loan losses		(23,300)
Total loans receivable and other lending investments, net		$1,450,439
_______________________________________________________________________________

(1)	Non-performing loans are presented net of asset-specific loan loss reserves of $62.2 million.
Net Lease
The Company's net lease business seeks to create stable cash flows through long-term net leases primarily to single tenants on its properties. The Company targets mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine its capabilities in underwriting, lease structuring, asset management and build-to-suit construction. Leases typically provide for expenses at the facility to be paid by the tenant on a triple net lease basis. Under a typical net lease agreement, the tenant agrees to pay a base monthly operating lease payment and most or all of the facility operating expenses (including taxes, utilities, maintenance and insurance). The Company generally intends to hold its net lease assets for long-term investment. However, the Company may dispose of assets if it deems the disposition to be in the Company's best interests.
In 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets and gave a right of first refusal to the venture on all new net lease investments that meet specified investment criteria (refer to Note 7 in our consolidated financial statements for more information on our Net Lease Venture). Subsequent to December 31, 2016, the Net Lease Venture's investment period was extended through February 1, 2018. The term of the Net Lease Venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of the Company and its partner.

The Company's net lease portfolio included the following ($ in thousands):

	As of December 31,
	2016	2015
Real estate, at cost	$1,384,255	$1,489,895
Less: accumulated depreciation	(368,665)	(377,416)
Real estate, net	1,015,590	1,112,479
Real estate available and held for sale	1,284	—
Other investments	92,669	69,096
Total	$1,109,543	$1,181,575
Summary of Portfolio Characteristics—As of December 31, 2016, the Company owned or had interests in 282 facilities, encompassing 17.2 million square feet located in 33 states. The Company's net lease assets were 98% leased with a weighted average remaining lease term of approximately 14.7 years. The annual average effective base rent per square foot, net of any tenant concessions, was $8.59 per square foot.
Portfolio Activity—During the year ended December 31, 2016, the Company acquired two net lease assets for $36.6 million and invested an aggregate $7.9 million of tenant improvements and capital expenditures on its existing net lease assets. In addition, during the year ended December 31, 2016, the Net Lease Venture acquired two office properties and the Company made contributions to the Net Lease Venture of $37.7 million. During the year ended December 31, 2016, the Company received proceeds of $123.4 million from its net lease portfolio (refer to Note 4 in the Company's consolidated financial statements for further details on consolidated net lease asset activities).
Summary of Lease Expirations—As of December 31, 2016, lease expirations on the Company's net lease assets, excluding other investments, are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2017	3	$2,738	2.1%	0.6%	251
2018	1	1,589	1.2%	0.4%	80
2019	2	582	0.5%	0.1%	61
2020	2	1,488	1.2%	0.3%	235
2021	4	4,535	3.6%	1.1%	240
2022	3	9,709	7.6%	2.3%	584
2023	4	11,012	8.6%	2.6%	366
2024	4	29,326	23.0%	6.9%	6,145
2025	2	10,924	8.6%	2.6%	1,643
2026	5	10,143	7.9%	2.4%	638
2027 and thereafter	11	45,630	35.7%	10.7%	3,610
Total	41	$127,676	100.0%	30.0%
Weighted average remaining lease term (in years)	14.8
_______________________________________________________________________________

(1)	Reflects the percentage of annualized operating lease income for leases in-place as a percentage of annualized total revenue.

Operating Properties
The operating properties portfolio is comprised of commercial and residential properties which represent a diverse pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop its transitional properties with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. The commercial properties within this portfolio include office, retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.
The Company's operating properties portfolio included the following ($ in thousands):

	Commercial		Residential
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Real estate, at cost	$522,337	$560,646	$—	$—
Less: accumulated depreciation	(46,175)	(79,142)	—	—
Real estate, net	$476,162	$481,504	$—	$—
Real estate available and held for sale	—	—	82,480	137,274
Other investments	3,577	11,120	6	4
Total portfolio assets	$479,739	$492,624	$82,486	$137,278
Commercial Properties
Summary of Portfolio Characteristics—As of December 31, 2016, commercial properties within the operating properties portfolio included 19 facilities, encompassing 2.9 million square feet located in 8 states. Commercial properties include office, industrial and retail buildings along with hotels and marinas. The Company’s commercial properties were primarily acquired through foreclosure or deed in lieu of foreclosure in connection with the resolution of loans.
The Company classifies commercial properties as either stabilized or transitional. In determining whether a commercial property is stabilized or transitional, the Company analyzes certain performance metrics, primarily occupancy and yield. Stabilized commercial properties generally have occupancy levels above 80% and/or generate yields resulting in a sufficient return based upon the properties’ risk profiles. Transitional commercial properties are generally those properties that do not meet these criteria. As of December 31, 2016, stabilized commercial properties had a total carrying value of $337.2 million, or 64% of the portfolio, were 86% leased and generated an unleveraged weighted average effective yield of 8.5% on gross carrying value for the three months ended December 31, 2016. As of December 31, 2016, transitional commercial properties had a total carrying value of $189.0 million, or 36% of the portfolio, were 54% leased and generated an unleveraged weighted average effective yield of 1.5% on gross carrying value for the three months ended December 31, 2016.
Portfolio Activity—During the year ended December 31, 2016, the Company sold commercial operating properties for net proceeds of $229.1 million resulting in gains of $49.3 million (see Item 8 —"Financial Statements and Supplemental Data—Note 4" for further details). In addition, the Company received $51.2 million of distributions from its commercial operating property equity method investments. The Company also invested $39.4 million in its commercial operating properties and made contributions of $2.2 million to its commercial operating property equity method investments.

As of December 31, 2016, lease expirations on commercial properties, excluding hotels, marinas and other investments, within the operating properties portfolio were as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2017(2)	147	$5,263	13.2%	1.2%	290
2018	33	2,735	6.9%	0.6%	274
2019	41	2,805	7.1%	0.7%	109
2020	35	2,349	5.9%	0.5%	95
2021	27	9,685	24.4%	2.3%	87
2022	25	1,817	4.6%	0.4%	72
2023	7	1,158	2.9%	0.3%	62
2024	10	1,523	3.8%	0.4%	145
2025	9	1,938	4.9%	0.5%	63
2026	12	2,245	5.6%	0.5%	413
2027 and thereafter	33	8,233	20.7%	1.9%	235
Total	379	$39,751	100.0%	9.3%
Weighted average remaining lease term (in years)	5.8
_______________________________________________________________________________

(1)	Reflects the percentage of annualized operating lease income for leases in-place as a percentage of annualized total revenue.

(2)	Includes office leases expiring in commercial properties as well as month-to-month and short term license agreements within our retail properties.
Residential Properties
Summary of Portfolio Characteristics—As of December 31, 2016, residential properties within the operating properties portfolio included 8 residential projects with 61 units located within luxury condominium projects in major cities throughout the United States.
Portfolio Activity—During the year ended December 31, 2016, the Company sold 209 residential condominiums (including fractional units) for net proceeds of $96.9 million resulting in gains of $26.1 million. During the same period, the Company invested $26.5 million of capital expenditures. The Company also acquired two residential condominium units for $1.8 million that are held for sale and had no operations as of December 31, 2016.
Land and Development
The Company's land and development portfolio included the following ($ in thousands):

	As of December 31,
	2016	2015
Land and development, net	$945,565	$1,001,963
Other investments	84,804	100,419
Total	$1,030,369	$1,102,382
Summary of Portfolio Characteristics—As of December 31, 2016, the Company's land and development portfolio included 31 properties, comprised of 10 master planned community ("MPC") projects, 15 infill land parcels and six waterfront land parcels located throughout the United States. MPCs represent large-scale residential projects that the Company has and/or will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. The remainder of the Company’s land includes infill and waterfront parcels located in and around major cities that the Company will develop, sell to or partner with commercial real estate developers. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects.
Portfolio Activity—Revenue from the Company's land and development portfolio consists primarily of lot and parcel sales from wholly-owned properties, recorded in "Land development revenue," as well as the Company's share of earnings from unconsolidated entities in which the Company holds an interest, which is recorded in "Earnings from equity method investments,"

both in the Company's consolidated statements of operations. During the year ended December 31, 2016, the Company recognized revenue and cost of sales of $88.3 million and $62.0 million, respectively, from its land and development portfolio. The Company also recognized earnings from equity method investments of $30.0 million during 2016 for unconsolidated land and development investments. In addition, during the year ended December 31, 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest and recognized a gain of $8.8 million, reflecting the Company's share of the interest sold to a third party, which was recorded as "Income from sales of real estate" in the Company's consolidated statement of operations (refer to Note 5 in the Company's consolidated financial statements for further details). Also, during the year ended December 31, 2016, the Company invested $135.9 million in its land and development portfolio.
As of December 31, 2016, the Company had eight land and development projects in production, nine in development and 14 in the pre-development phase. The Company's land and development projects that contributed to revenues during the year ended December 31, 2016 are listed below ($ in thousands):

Project	Property Type	Location	Anticipated Sales Completion Date(1)	2016 Revenue	Units Sold in 2016(2)	Cumulative Units Sold	Estimated Remaining Units(2)
Land and development
Great Oaks	Infill/Mixed Use	San Jose, CA	2017	$21,545	N/A(3)	N/A(3)	720
Sage Scottsdale	Infill/Mixed Use	Scottsdale, AZ	2017	16,052	30	49	23
Magnolia Green	MPC	Richmond, VA	2026	12,792	177	789	2,257
Naples Reserve	MPC	Naples, FL	2022	12,260	92	160	949
Heath at Tetherow	MPC	Bend, OR	2018	10,375	53	125	34
Coney Island	Waterfront	Brooklyn, NY	2021	8,316	N/A(4)	N/A(4)	—
1210 California Circle	Infill/ Mixed Use	Milpitas, CA	N/A(5)	7,000	N/A(5)	N/A(5)	—
Total land and development				88,340	352	1,123	3,983
Land and development equity method investments				Equity in Earnings	Units Sold in 2016(2)	Cumulative Units Sold	Estimated Remaining Units(2)
Marina Palms(6)(7)	Waterfront	N. Miami Beach, FL	2017	22,053	63	233	235
Spring Mountain Ranch Phase 1(6)	MPC	Riverside, CA	2017	(306)	183	383	52
Total land and development equity method investments				21,747	246	616	287
Total Land and Development Projects Contributing to Earnings				$110,087	598	1,739	4,270
_______________________________________________________________________________

(1)
Anticipated completion dates are subject to change as a result of factors that may be outside of the Company's control, such as economic conditions, uncertainty with rezoning, obtaining governmental permits and approvals, concerns of community associations and reliance on third party contractors.

(2)
Units sold in 2016 excludes land bulk parcel sales. Estimated remaining units may include single-family lots, condos, multifamily rental units and hotel keys, as applicable, for the respective properties and are subject to change.

(3)	In 2016, the Company sold two land parcels for land development revenue of $21.5 million.

(4)	In September 2016, the Company sold a land parcel to affordable housing developers and recognized $8.3 million of land development revenue.

(5)
In 2015, the Company sold a 9-acre infill parcel at 1210 California Circle in Milpitas, CA to a national homebuilder. The Company recorded additional land development revenue of $7.0 million in 2016 upon the satisfaction of certain easement agreements.

(6)	These land and development projects are accounted for under the equity method of accounting.

(7)	Sales activity is the result of percentage of completion accounting at the joint venture, 63 closed units and contracts on unsold units as of December 31, 2016.

Great Oaks
Great Oaks is a mixed-use development site re-entitled to include a mix of 720 residential units, big box retail, and industrial/office uses on approximately 73 acres. The Company sold the 11 acre office/industrial site in May 2016 and the 15 acre retail site in September 2016. The Company recorded $21.5 million of land development revenue during the year ended December 31, 2016. The Company did not recognize any land development revenue during the year ended December 31, 2015.

Sage Scottsdale
Sage Scottsdale is an infill development project in Scottsdale, AZ comprised of 72 two- and three-bedroom condominiums. The community is located next to the waterfront canal and Old Town Scottsdale and provides residents with a wide array of luxury amenities such as a resort pool, clubhouse, fitness room and wine cellar / tasting room.
Sales at Sage Scottsdale commenced in 2015 and the project sold 30 condominiums for $16.1 million of land development revenue during the year ended December 31, 2016 and 19 condominiums for $10.0 million of land development revenue during the year ended December 31, 2015.
Magnolia Green
Magnolia Green is a 3,500 unit multi-generational master planned community just outside of Richmond, Virginia with distinct phases designed for people in different life stages, from first home buyers to empty nesters. Built on nearly 1,900 acres, Magnolia Green is a community with home designs from the area's top builders. The community’s amenity package features an 18-hole Jack Nicklaus designed golf course and a full-service golf clubhouse, aquatic center and tennis facility which are under construction.
Magnolia Green sold 177 residential lots for $12.8 million of land development revenue during the year ended December 31, 2016 and 146 residential lots for $9.9 million of land development revenue during the year ended December 31, 2015.
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
Naples Reserve sold 92 residential lots for $12.3 million of land development revenue during the year ended December 31, 2016 and 68 residential lots for $7.7 million of land development revenue during the year ended December 31, 2015.
Heath at Tetherow
Tetherow is a 700-acre master planned community located in Bend, OR entitled for 378 residential lots, of which the Company originally acquired 159 lots within the Heath neighborhood. Bend has access to a wide array of recreational activities such as Mount Bachelor and the Cascade Mountains for skiing and hiking, as well as the Deschutes River for kayaking and fishing. In addition, the community’s lodge was named “World’s #1 Resort” on Booking.com and its golf course was ranked among Golf Digest’s “Top 100 Greatest Public Courses.”
Heath at Tetherow sold 53 residential lots for $10.4 million of land development revenue during the year ended December 31, 2016 and 19 residential lots for $4.8 million of land development revenue during the year ended December 31, 2015.
Coney Island
Coney Island is a waterfront development consisting of a 180,000 square foot land parcel adjoining the Coney Island Riegelmann Boardwalk. The site area was rezoned in 2009 to allow for a mixed-use residential development and the floor area ratio was increased, resulting in approximately one million developable square feet. In September 2016, the Company sold a parcel to affordable housing developers and recognized $8.3 million of land development revenue during the year ended December 31, 2016. The Company did not recognize any land development revenue during the year ended December 31, 2015.
Marina Palms
Marina Palms is a waterfront development in North Miami Beach, FL consisting of 468 residential condominium units within two towers and a 110-slip full-service marina. It is the first luxury condominium and yacht club project in Miami in two decades. Situated on 14 acres and over 750 feet of waterfront, Marina Palms offers views over the Intracoastal Waterway and beyond to the Atlantic Ocean. The Company has partnered with local developers for the development of Marina Palms and contributed its land in return for a 47.5% interest in the venture.
As of December 31, 2016, the 234 unit north tower has one unit remaining for sale and the 234 unit south tower is 83% pre-sold (based on unit count). During the years ended December 31, 2016 and 2015, the Company recognized $22.1 million and $23.6 million, respectively, of earnings from equity method investments at the project.

Spring Mountain Ranch - Phase 1
Spring Mountain Ranch is a 785-acre master planned community located four miles from Riverside, CA. Spring Mountain Ranch offers convenient freeway access and proximity to local job centers. The community plan includes a total of 1,400 homes across several neighborhoods, designed with an emphasis on outdoor recreation. In late 2013, the Company contributed a portion of its land and entered into a joint venture with a national homebuilder to jointly develop residential lots in the first phase of the project, which is comprised of 435 homes. Homes are marketed towards first time, move up and empty nester purchasers. The Company owns a noncontrolling 75.6% interest in the first phase of Spring Mountain Ranch. The remaining phases of Spring Mountain Ranch are wholly owned by the Company.
The first phase of Spring Mountain Ranch sold 183 lots during the year ended December 31, 2016 and 140 lots during the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, the Company recognized $0.3 million and $4.2 million, respectively, of losses from equity method investments at the project. Included in the loss for the year ended December 31, 2015 was an impairment of $4.3 million based on additional costs at the project associated with newly-imposed water regulations implemented by the State of California.
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

The Company has elected and expects to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, the Company must generally distribute at least 90% of its net taxable income, excluding capital gains, to its shareholders each year. In addition, the Company must distribute 100% of its net taxable income (including net capital gains) each year to eliminate corporate federal income taxes payable by the REIT. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT qualification. These requirements include specific share ownership tests and asset and gross income tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its net taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes and to federal income tax and excise tax on its undistributed income.
Code of Conduct
The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company's website at www.istar.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2016, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.
Employees
As of February 19, 2017, the Company had 193 employees and believes it has good relationships with its employees. The Company's employees are not represented by any collective bargaining agreements.
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
Item 1a.    Risk Factors
In addition to the other information in this report, you should consider carefully the following risk factors in evaluating an investment in the Company's securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and market price of the Company's common stock. The risks set forth below speak only as of the date of this report and the Company disclaims any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
Risks Related to Our Business
Changes in general economic conditions may adversely affect our business.
Our success is generally dependent upon economic conditions in the United States, and in particular, the geographic areas in which our investments are located. Substantially all businesses, including ours, were negatively affected by the previous economic recession and resulting illiquidity and volatility in the credit and commercial real estate markets. The commercial real estate and credit markets remain volatile and it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or other trends on our financial results. Deterioration in economic trends could have a material adverse effect on our financial performance, liquidity and our ability to meet our debt obligations.

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
Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on our fixed charge coverage ratio. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Limitations on our ability to incur new indebtedness under the fixed charge coverage ratio may limit the amount of new investments we make.
In March 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (our "2015 Secured Revolving Credit Facility"). In June 2016, we entered into a senior secured credit facility with a maximum capacity of $450.0 million and in August 2016 we upsized the facility to $500.0 million (our "2016 Senior Secured Credit Facility"). Our 2015 Secured Revolving Credit Facility and our 2016 Senior Secured Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, our 2016 Senior Secured Credit Facility requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility and our 2015 Secured Revolving Credit Facility requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. In addition, for so long as we maintain our qualification as a REIT, our 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility permit us to distribute 100% of our REIT taxable income on an annual basis (prior to deducting certain cumulative net operating loss carryforwards). We may not pay common dividends if the Company ceases to qualify as a REIT.
Our 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated. A default by us on our indebtedness would have a material adverse effect on our business, liquidity and the market price of our common stock.
We have significant indebtedness and funding commitments and limitations on our liquidity and ability to raise capital may adversely affect us.
Sufficient liquidity is critical to our ability to grow, the management of our balance sheet and our ability to meet our scheduled debt payments and our funding commitments to borrowers. We have relied on proceeds from the issuance of unsecured debt, secured borrowings, repayments from our loan assets and proceeds from asset sales to fund our operations and meet our debt maturities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. We have $924.7 million of indebtedness maturing in 2017. While we had access to various sources of capital in 2016, our ability to access capital in 2017 and beyond will be subject to a number of factors, many of which are outside of our control, such as general economic conditions, changes in interest rates and conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations. Failure to meet funding commitments could cause us to be in default of our financing commitments to borrowers. Any of the foregoing could have a material adverse effect on our business, liquidity and the market price of our common stock.
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
Our operating results depend in part on the difference between the interest and related income earned on our assets and the interest expense incurred in connection with our interest bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets will affect the spread between our interest earning assets and interest bearing liabilities subject to the impact of interest rate floors and caps, as well as the amounts of floating rate assets and liabilities. Any significant compression of the spreads between interest earning assets and interest bearing liabilities could have a material adverse effect on us. While interest rates remain low by historical standards, rates have recently risen and are generally expected to rise in the coming years, although there is no certainty as to the amount by which they may rise. In the event of a significant rising interest rate environment, rates could exceed the interest rate floors that exist on certain of our floating rate debt and create a mismatch between our floating rate loans and our floating rate debt that could have a significant adverse effect on our operating results. An increase in interest rates could also, among other things, reduce the value of our fixed-rate interest bearing assets and our ability to realize gains from the sale of such assets. In addition, rising interest rates tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets, including our residential development projects. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.
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
Changes in accounting rules will affect our financial reporting.
The Financial Accounting Standards Board ("FASB") has issued new accounting standards that will affect our financial reporting.
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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. For operating leases, a lessee will be required to do the following: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (iii) classify all cash payments within operating activities in the statement of cash flows. For operating lease arrangements for which the Company is the lessee, primarily the lease of office space, the Company expects the impact of ASU 2016-02 to be the recognition of a right-of-use asset and lease liability on its consolidated balance sheets. The accounting applied by the Company as a lessor will be largely unchanged from that applied under previous GAAP. However, in certain instances, a new long-term lease of land subsequent to adoption could be classified as a sales-type lease, which could result in the Company derecognizing the underlying asset from its books and recording a profit or loss on sale and the net investment in the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. Although most of the Company's revenue is operating lease income generated from lease contracts and interest income generated from financial instruments, certain other of the Company's revenue streams will be impacted by the new guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
Changes in accounting standards could affect the comparability of our reported results with prior periods and our ability to comply with financial covenants under our debt instruments. We may also need to change our accounting systems and processes to enable us to comply with the new standards, which may be costly.
For additional information regarding new accounting standards, refer to Note 3 to our consolidated financial statements under the heading "New accounting pronouncements."
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
We own a number of assets that previously served as collateral on defaulted loans. These assets are predominantly land and development assets and operating properties. These assets expose us to additional risks, including, without limitation:

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
As of December 31, 2016, we owned land and residential condominiums with a net carrying value of $1.1 billion. The housing market in the United States has previously been affected by weakness in the economy, high unemployment levels and low consumer confidence. It is possible another downturn could occur again in the near future and adversely impact our portfolio, and accordingly our financial performance. In addition, rising interest rates tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets including our residential development projects.
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
Our portfolio consists primarily of real estate and commercial real estate loans which are generally diversified by asset type, obligor, property type and geographic location. As of December 31, 2016, approximately 22% of the gross carrying value of our assets related to land and development properties, 23% related to office properties, 12% related to hotel properties and 11% related to entertainment/leisure collateral properties. All of these property types were adversely affected by the previous economic recession. In addition, as of December 31, 2016, approximately 31% of the carrying value of our assets related to properties located in the northeastern United States (including 19% in New York), 17% related to properties located in the western United States (including 13% in California), 14% related to properties located in the southeastern United States, 13% related to properties located in the mid-Atlantic United States and 11% related to properties located in the southwestern United States. These regions include areas that were particularly hard hit by the prior downturn in the residential real estate markets. In addition, we have $18 million of international assets, which are subject to increased risks due to the economic uncertainty abroad. We may suffer additional losses on our assets due to these concentrations.
We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or tenant to make its payment could have a material adverse effect on us. As of December 31, 2016, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 18.4% of our 2016 revenues, of which no single customer accounts for more than 5.9%.
Lease expirations, lease defaults and lease terminations may adversely affect our revenue.
Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating corporate tenants. In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions in order to obtain replacement tenants. Leases representing approximately 22.4% of our in-place operating lease income are scheduled to expire during the next five years.
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
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2016, approximately 20% of the carrying value of our assets was located in the western and northwestern United States, geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against.  Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, liquidity and the market price of our common stock. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.
From time to time we make investments in companies over which we do not have sole control. Some of these companies operate in industries that differ from our current operations, with different risks than investing in real estate.
From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control. Although these businesses generally have a significant real estate component, some of them may operate in businesses that are different from our primary business segments. Consequently, investments in these businesses, among other risks, subject us to the operating and financial risks of industries other than real estate and to the risk that we do not have sole control over the operations of these businesses.
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
We believe that we have been organized and operated in a manner so as to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1998. Our qualification as a REIT, however, has depended and will continue to depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders.

If we were to fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our net taxable income and would be subject to U.S. federal income tax, including any applicable alternative minimum tax on our net taxable income at regular corporate rates and applicable state and local taxes. We would also be disqualified from treatment as a REIT for the four subsequent taxable years following the year during which our REIT qualification was lost unless we were entitled to relief under certain Code provisions and obtained a ruling from the IRS. If disqualified and unable to obtain relief, we may need to borrow money or sell assets to pay taxes. As a result, cash available for distribution would be reduced for each of the years involved. Furthermore, it is possible that future economic, market, legal, tax or other considerations may cause our REIT qualification to be revoked. This could have a material adverse effect on our business and the market price of our common stock.
Our 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility (see Item 8—"Financial Statements and Supplemental Data—Note 10") prohibit us from paying dividends on our common stock if we no longer qualify as a REIT.
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
In the event that principal, premium or interest payments with respect to a particular debt instrument that we hold are not made when due, we may nonetheless be required to continue to recognize the unpaid amounts as taxable income. In addition, we may be allocated taxable income in excess of cash flow received from some of our partnership investments. From these and other potential timing differences between income recognition or expense deduction and cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds or take other actions to meet our REIT distribution requirements for the taxable year in which the phantom income is recognized.
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
We have substantial net operating and net capital loss carry forwards which we use to offset our tax and distribution requirements. In the event that we experience an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, our ability to use these losses will be limited. An "ownership change" is determined through a set of complex rules which track the changes in ownership that occur in our common stock for a trailing three year period. We have experienced volatility and significant trading in our common stock in recent years. The occurrence of an ownership change is generally beyond our control and, if triggered, may increase our tax and distribution obligations for which we may not have sufficient cash flow.
A failure to comply with the limits on our ownership of and relationship with our TRS would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
No more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT's total assets may consist of stock or securities of one or more TRS. This requirement limits the extent to which we can conduct activities through TRS or expand the activities that we conduct through TRS. The values of some of our assets, including assets that we hold through TRSs may not be subject to precise determination, and values are subject to change in the future. In addition, we hold certain mortgage and mezzanine loans within one or more of our TRS that are secured by real property. We treat these loans as qualifying assets for purposes of the REIT asset tests to the extent that such mortgage loans are secured by real property and such mezzanine loans are secured by an interest in a limited liability company that holds real property. We received from the IRS a private letter ruling which holds we may exclude such loans from the limitation that securities from TRS must constitute no more than 25% (20% for taxable years beginning after December 31, 2017) of our total assets. We are entitled to rely upon this private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. To the extent that any loan is recharacterized as equity, it would increase the amount of non-real estate securities that we have in our TRS and could adversely affect our ability to meet the limitation described above. If we were not able to exclude such loans to our TRS from the limitation described above, our ability to meet the REIT asset tests and other REIT requirements could be adversely affected. Accordingly, there can be no assurance that we have met or will be able to continue to comply with the TRS limitation.
In addition, we may from time to time need to make distributions from a TRS in order to keep the value of our TRS below the TRS limitation. TRS dividends, however, generally will not constitute qualifying income for purposes of the 75% REIT gross income test. While we will monitor our compliance with both this income test and the limitation on the percentage of our total assets represented by TRS securities, and intend to conduct our affairs so as to comply with both, the two may at times be in conflict with one another. For example, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRS to comply with limitation, but we may be unable to do so without simultaneously violating the 75% REIT gross income test.
Although there are other measures we can take in such circumstances to remain in compliance with the requirements for REIT qualification, there can be no assurance that we will be able to comply with both of these tests in all market conditions.
Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common stock.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates, and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such shareholders. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
Potential changes to the U.S. tax laws could adversely affect our business operations, financial condition and earnings.

The Trump administration has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged, but during his presidential campaign, President Trump outlined several changes to business taxes. In addition, House Republicans and Congress have drafted an initial tax reform (“Tax Reform Blueprint”) to significantly amend the current income tax code. The convergence of the President’s plan and the Tax Reform Blueprint’s potential reforms has not yet taken place, however, key changes within the proposals include:

•
Elective replacement of current depreciation deductions with a cost recovery system for capital asset investments (excluding land investments) in which buildings and equipment are immediately expensed;

•	Elimination of the deductibility of corporate net interest expense, if a cost recovery system is elected;

•	Restriction or elimination of benefits of like-kind exchanges that defer capital gains for tax purposes;

•	Elimination of the corporate alternative minimum tax;

•	Implementation of a one-time deemed repatriation tax rate of 10 percent on corporate profits held offshore;

•	Elimination of most corporate tax expenditures except for the Research and Development credit; and

•	Limitation on net operating loss deductions to 90 percent of taxable income with an unlimited carryover period.

It is not yet known if the potential reform of the U.S. tax laws will include further changes that may impact existing REIT rules under the current Internal Revenue Code. If tax reform is enacted with some or all of the changes outlined above, our taxable income may increase. As a REIT, we are required to distribute at least 90 percent of our taxable income to our shareholders annually.
We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued; nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on the real estate industry clear. Furthermore, the proposed tax reform above may negatively impact our tenants and borrowers' operating results, financial condition and future business plans.
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
We believe that we currently are not, and we intend to operate our company so that we will not be, regulated as an investment company under the Investment Company Act because we are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Specifically, we are required to invest at least 55% of our assets in "qualifying real estate assets" (that is, real estate, mortgage loans and other qualifying interests in real estate), and at least an additional 25% of our assets in other "real estate-related assets," such as mezzanine loans and unsecured investments in real estate entities, or additional qualifying real estate assets.
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
The U.S government, including the U.S. Congress, the Federal Reserve, the U.S Treasury and other governmental and regulatory bodies have increased their focus on the regulation of the financial industry in recent years. A changing presidential administration is likely to effect its own regulatory changes. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial industry. Laws, regulations or policies, including tax laws and accounting standards and interpretations, currently affecting us may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may also be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement.

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
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number and web address are (212) 930-9400 and www.istar.com, respectively. The lease for the Company's principal executive and administrative offices expires in February 2021. The Company's principal regional offices are located in the Atlanta, Georgia; Dallas, Texas; Hartford, Connecticut; San Francisco, California and Los Angeles, California metropolitan areas.
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
Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Circuit Court granted the Company’s motion to dismiss all of plaintiffs' claims in this action. Plaintiffs appealed the dismissal of their claims and, on January 28, 2016, the Maryland Court of Special Appeals affirmed the order of the Circuit Court. Plaintiffs filed a petition for certiorari with the Maryland Court of Appeals, which agreed to hear the appeal. On January 20, 2017, the Maryland Court of Appeals (Maryland’s highest court) issued its opinion affirming the dismissal of all of plaintiffs’ claims against the Company and the other defendants.
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company is entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. Lennar appealed the Court's judgment and has posted an appeal bond. The Court granted Lennar's motion to stay the judgment pending appeal and also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. In the pending appeal before the United States Court of Appeals for the Fourth Circuit, oral argument is scheduled to be held on March 23, 2017. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of the appeal. A third party purchased a participation interest in the Company's original loan and as of December 31, 2016 holds a 4.3% participation interest in all proceeds.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Equity and Related Share Matters
The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "STAR." The high and low sales prices per share of common stock are set forth below for the periods indicated.

	2016		2015
Quarter Ended	High	Low	High	Low
December 31	$12.83	$10.45	$13.34	$11.55
September 30	$11.21	$9.10	$13.85	$11.54
June 30	$10.68	$8.74	$14.77	$12.89
March 31	$11.64	$7.59	$14.17	$12.40
On February 16, 2017, the closing sale price of the common stock as reported by the NYSE was $11.75. The Company had 1,842 holders of record of common stock as of February 16, 2017.
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
Holders of common stock, certain unvested restricted stock awards and common share equivalents will be entitled to receive distributions if, as and when the Company's Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, the 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility (see Item 8—"Financial Statements and Supplemental Data—Note 10") permit the Company to distribute 100% of its REIT taxable income on an annual basis for so long as the Company maintains its qualification as a REIT. The 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility generally restrict the Company from paying any common dividends if it ceases to qualify as a REIT. In any liquidation, dissolution or winding up of the Company, each outstanding share of common stock will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.
The Company did not declare or pay dividends on its common stock for the years ended December 31, 2016 and 2015. The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million, $9.4 million, and $9.0 million on its Series D, E, F, G, I, and J preferred stock, respectively, during each of the years ended December 31, 2016 and 2015. The character of the 2016 dividends are as follows: 47.30% is a capital gain distribution, of which 76.15% represents unrecaptured section 1250 gain and 23.85% long term capital gain, and 52.70% is ordinary income. All 2015 dividends qualified as return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.
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

Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2016.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
October 1 to October 31, 2016	—	$—	—	$50,000,000
November 1 to November 30, 2016	—	$—	—	$50,000,000
December 1 to December 31, 2016	—	$—	—	$50,000,000
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

Disclosure of Equity Compensation Plan Information

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)(2)	622,643	N/A	3,569,564
_______________________________________________________________________________

(1)
Restricted Stock—The amount shown in column (a) includes 250,188 unvested restricted stock units which may vest in the future based on the employees' continued service to the Company and 39,071 unvested market-based restricted stock units representing the right to receive an equivalent number of shares of the Company's common stock if and when the Units vest. The market-condition is based on the Company's total shareholder return, measured over a performance period ending on the awards cliff vest date. Vesting will range from 0% to 200% of the target, if the employee remains employed by the Company on the vesting date. None of these unvested units are included in the Company's outstanding share balance (see Item 8—"Financial Statements and Supplemental Data—Note 14" for a more detailed description of the Company's restricted stock grants). Substantially all of the restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amount shown in column (a) also includes 333,384 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to the Company as directors. Common stock equivalents represent rights to receive shares of common stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock units or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock units and other performance awards (see Item 8—"Financial Statements and Supplemental Data—Note 14" for a more detailed description of the Company's Long-Term Incentive Plans).

(2)
The amount shown in column (a) does not include a currently indeterminable number of shares that may be issued upon the satisfaction of performance and vesting conditions of awards made under the Company's Performance Incentive Plan ("iPIP") approved by shareholders. In no event may the number of shares issued exceed the amount available in column (c) unless shareholders authorize additional shares (see Item 8—"Financial Statements and Supplemental Data—Note 14" for a more detailed description of iPIP.)

Item 6.    Selected Financial Data
The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data and ratios)
OPERATING DATA:
Operating lease income	$213,018	$229,720	$243,100	$234,567	$216,291
Interest income	129,153	134,687	122,704	108,015	133,410
Other income	46,515	49,931	81,033	48,208	47,838
Land development revenue	88,340	100,216	15,191	—	—
Total revenue	477,026	514,554	462,028	390,790	397,539
Interest expense	221,398	224,639	224,483	266,225	355,097
Real estate expense	138,422	146,750	163,389	157,441	151,458
Land development cost of sales	62,007	67,382	12,840	—	—
Depreciation and amortization	54,329	65,247	73,571	71,266	68,770
General and administrative	84,027	81,277	88,287	92,114	80,856
Provision for (recovery of) loan losses	(12,514)	36,567	(1,714)	5,489	81,740
Impairment of assets	14,484	10,524	34,634	12,589	13,778
Other expense	5,883	6,374	6,340	8,050	17,266
Total costs and expenses	568,036	638,760	601,830	613,174	768,965
Income (loss) before earnings from equity method investments and other items	(91,010)	(124,206)	(139,802)	(222,384)	(371,426)
Loss on early extinguishment of debt, net	(1,619)	(281)	(25,369)	(33,190)	(37,816)
Earnings from equity method investments	77,349	32,153	94,905	41,520	103,009
Loss on transfer of interest to unconsolidated subsidiary	—	—	—	(7,373)	—
Income (loss) from continuing operations before income taxes	(15,280)	(92,334)	(70,266)	(221,427)	(306,233)
Income tax benefit (expense)	10,166	(7,639)	(3,912)	659	(8,445)
Income (loss) from continuing operations	(5,114)	(99,973)	(74,178)	(220,768)	(314,678)
Income (loss) from discontinued operations	—	—	—	644	(17,481)
Gain from discontinued operations	—	—	—	22,233	27,257
Income from sales of real estate	105,296	93,816	89,943	86,658	63,472
Net income (loss)	100,182	(6,157)	15,765	(111,233)	(241,430)
Net (income) loss attributable to noncontrolling interests	(4,876)	3,722	704	(718)	1,500
Net income (loss) attributable to iStar Inc.	95,306	(2,435)	16,469	(111,951)	(239,930)
Preferred dividends	(51,320)	(51,320)	(51,320)	(49,020)	(42,320)
Net (income) loss allocable to HPU holders and Participating Security holders(1)	(14)	1,080	1,129	5,202	9,253
Net income (loss) allocable to common shareholders	$43,972	$(52,675)	$(33,722)	$(155,769)	$(272,997)
Per common share data(2):
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$0.60	$(0.62)	$(0.40)	$(2.09)	$(3.37)
Diluted	$0.55	$(0.62)	$(0.40)	$(2.09)	$(3.37)
Net income (loss) attributable to iStar Inc.:
Basic	$0.60	$(0.62)	$(0.40)	$(1.83)	$(3.26)
Diluted	$0.55	$(0.62)	$(0.40)	$(1.83)	$(3.26)
Dividends declared per common share	$—	$—	$—	$—	$—

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data and ratios)
SUPPLEMENTAL DATA:
Ratio of earnings to fixed charges(3)	—	—	—	—	—
Ratio of earnings to fixed charges and preferred dividends(3)	—	—	—	—	—
Weighted average common shares outstanding—basic	73,453	84,987	85,031	84,990	83,742
Weighted average common shares outstanding—diluted	98,467	84,987	85,031	84,990	83,742
Cash flows (used in) from:
Operating activities	$20,004	$(59,947)	$(10,342)	$(180,465)	$(191,932)
Investing activities	466,543	184,028	159,793	893,447	1,267,047
Financing activities	(868,911)	114,481	(190,958)	(455,758)	(1,175,597)

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
BALANCE SHEET DATA:
Total real estate(4)	$1,575,516	$1,731,257	$1,983,734	$2,224,664	$2,409,864
Land and development, net(4)	945,565	1,001,963	978,962	932,034	965,100
Loans receivable and other lending investments, net	1,450,439	1,601,985	1,377,843	1,370,109	1,829,985
Total assets	4,825,514	5,597,792	5,426,483	5,608,604	6,133,687
Debt obligations, net	3,389,908	4,118,823	3,986,034	4,124,718	4,665,182
Total equity	1,059,684	1,101,330	1,248,348	1,301,465	1,313,154
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

(3)
This ratio of earnings to fixed charges is calculated in accordance with SEC Regulation S-K Item 503. For the years ended December 31, 2016, 2015, 2014, 2013 and 2012, earnings were not sufficient to cover fixed charges by $49,706, $99,825, $89,948, $240,912 and $305,450, respectively, and earnings were not sufficient to cover fixed charges and preferred dividends by $101,026, $151,145, $141,268, $289,932 and $347,770, respectively. The Company's unsecured debt securities have a fixed charge coverage covenant which is calculated differently in accordance with the terms of the agreements governing such securities.

(4)	Prior to December 31, 2015, land and development assets were recorded in total real estate. Prior year amounts have been reclassified to conform to the current period presentation.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2016. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2016 included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. Certain prior year amounts have been reclassified in the Company's consolidated financial statements and the related notes to conform to the current period presentation.
Introduction
We finance, invest in and develop real estate and real estate related projects as part of our fully-integrated investment platform. We have invested more than $35 billion over the past two decades and are structured as a REIT with a diversified portfolio focused on larger assets located in major metropolitan markets. Our primary business segments are real estate finance, net lease, operating properties and land and development.
Our real estate finance portfolio is comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. Our portfolio also includes preferred equity investments and senior and subordinated loans to business entities, particularly entities engaged in real estate or real estate related businesses, and may be either secured or unsecured. Our real estate finance portfolio includes whole loans, loan participations and debt securities.
Our net lease portfolio is primarily comprised of properties owned by us and leased to single creditworthy tenants where the properties are subject to long-term leases. Most of the leases provide for expenses at the facilities to be paid by the tenants on a triple net lease basis. The properties in this portfolio are diversified by property type and geographic location. In addition to net lease properties owned by us, we partnered with a sovereign wealth fund in 2014 to form a venture in which the partners would contribute equity to acquire and develop net lease assets.
Our operating properties portfolio is comprised of commercial and residential properties which represent a diverse pool of assets across a broad range of geographies and property types. We generally seek to reposition or redevelop our transitional properties with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. The commercial properties within this portfolio include office, retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where our strategy is to sell individual units through retail distribution channels.
Our land and development portfolio is primarily comprised of land entitled for master planned communities as well as waterfront and urban infill land parcels located throughout the United States. Master planned communities represent large-scale residential projects that we will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. We may develop these properties ourself or sell to or partner with commercial real estate developers.

Executive Overview

2016 was a year of solid progress for iStar. We continued to invest in attractive investment opportunities in our real estate finance and net lease businesses while making significant progress in stabilizing and/or monetizing our commercial and residential operating properties. Our land portfolio continues to make significant progress with almost all of our land projects being re-entitled and sales and leasing efforts gaining momentum. Our investment activity has focused on new originations within our core business segments of real estate finance and net lease. In addition, we continue to make significant investments within our operating property and land and development portfolios in order to better position assets for sale and maximize value for our shareholders. Through strategic ventures, we have partnered with other providers of capital within our net lease segment and with developers with residential building expertise within our land and development segment. These partnerships have had a positive impact on our business, particularly in our land and development segment.
We have continued to strengthen our balance sheet through our financing activities. Access to the capital markets has allowed us to extend our debt maturity profile and remain primarily an unsecured borrower. In 2016, we repaid $926.4 million of maturing unsecured notes and issued $275.0 million of unsecured notes. In addition, we entered into a $500.0 million senior secured credit facility and used the proceeds to repay other secured debt. As of December 31, 2016, we had $328.7 million of cash, which we expect to use primarily to fund future investment activities, pay down debt and for general corporate purposes. In addition, we have additional borrowing capacity of $420.0 million bringing total available liquidity to $748.7 million at year end.

During the year ended December 31, 2016, three of our four business segments, including real estate finance, net lease and operating properties, contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land and development assets in order to maximize their value. We intend to continue these efforts, with the objective of increasing the contribution of these assets to our earnings in the future. For the year ended December 31, 2016, we recorded net income allocable to common shareholders of $44.0 million, compared to a net loss of $52.7 million during the prior year. Adjusted income allocable to common shareholders for the year ended December 31, 2016 was $112.6 million, compared to $29.7 million during the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income).
Portfolio Overview

As of December 31, 2016, based on gross carrying values, our total investment portfolio has the following characteristics:

As of December 31, 2016, based on gross carrying values, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands)(1):

Property Type

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Land and Development	$—	$—	$—	$1,036,855	$1,036,855	22.4%
Office / Industrial	168,213	771,541	122,484	—	1,062,238	22.9%
Hotel	333,114	136,080	107,534	—	576,728	12.5%
Entertainment / Leisure	—	490,200	—	—	490,200	10.6%
Condominium	380,851	—	82,487	—	463,338	10.0%
Mixed Use / Mixed Collateral	291,526	—	171,045	—	462,571	10.0%
Other Property Types	236,862	23,039	—	—	259,901	5.6%
Retail	63,173	57,348	124,850	—	245,371	5.3%
Strategic Investments	—	—	—	—	33,350	0.7%
Total	$1,473,739	$1,478,208	$608,400	$1,036,855	$4,630,552	100.0%
Geography

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$790,113	$379,731	$47,322	$233,672	$1,450,838	31.3%
West	87,037	304,854	37,518	362,578	791,987	17.1%
Southeast	126,814	235,490	150,066	156,326	668,696	14.4%
Mid-Atlantic	168,213	153,084	53,774	218,982	594,053	12.8%
Southwest	77,378	183,920	239,297	28,393	528,988	11.4%
Central	150,829	79,411	65,869	31,500	327,609	7.1%
Various(2)	73,355	141,718	14,554	5,404	235,031	5.2%
Strategic Investments(2)	—	—	—	—	33,350	0.7%
Total	$1,473,739	$1,478,208	$608,400	$1,036,855	$4,630,552	100.0%
_______________________________________________________________________________
(1)Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.
(2)Combined, strategic investments and the various category include $18.3 million of international assets.
Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of December 31, 2016, our real estate finance portfolio totaled $1.5 billion, gross of general loan loss reserves. The portfolio included $1.2 billion of performing loans with a weighted average maturity of 2.1 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	December 31, 2016
	Number	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$1,202,127	$(23,300)	$1,178,827	86.0%	1.9%
Non-performing loans	6	253,941	(62,245)	191,696	14.0%	24.5%
Total	41	$1,456,068	$(85,545)	$1,370,523	100.0%	5.9%

	December 31, 2015
	Number	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	40	$1,515,369	$(36,000)	$1,479,369	96.1%	2.4%
Non-performing loans	6	132,492	(72,165)	60,327	3.9%	54.5%
Total	46	$1,647,861	$(108,165)	$1,539,696	100.0%	6.6%

Performing Loans—The table below summarizes our performing loans gross of reserves ($ in thousands):

	December 31, 2016	December 31, 2015
Senior mortgages	$854,805	$849,161
Corporate/Partnership loans	333,244	637,532
Subordinate mortgages	14,078	28,676
Total	$1,202,127	$1,515,369

Weighted average LTV	64%	67%
Yield	8.9%	8.8%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. During the year ended December 31, 2016, the Company transferred a loan with a gross carrying value of $157.2 million to non-performing status. As of December 31, 2016, we had non-performing loans with an aggregate carrying value of $191.7 million compared to non-performing loans with an aggregate carrying value of $60.3 million as of December 31, 2015. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $85.5 million as of December 31, 2016, or 5.9% of total loans, compared to $108.2 million or 6.6% as of December 31, 2015. For the year ended December 31, 2016, the recovery of loan losses included recoveries of specific reserves of $13.7 million and a reduction in the general reserve of $12.7 million, partially offset by provisions on two non-performing loans of $13.9 million. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2016, asset-specific reserves decreased to $62.2 million compared to $72.2 million as of December 31, 2015, due primarily to the recovery of reserves on three previously impaired non-performing loans, the charge-off of a reserve when we acquired, via deed-in-lieu, title to a land asset that served as collateral for one of our loans, partially offset by provisions on new and existing non-performing loans.

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

The general reserve decreased to $23.3 million or 1.9% of performing loans as of December 31, 2016, compared to $36.0 million or 2.4% of performing loans as of December 31, 2015. The decrease was primarily attributable to a loan being evaluated for asset-specific reserves as a result of being classified to non-performing status during 2016.

Net Lease

Our net lease business seeks to create stable cash flows through long-term net leases primarily to single tenants on our properties. We target mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. We invest in new net lease investments primarily through our Net Lease Venture, in which we hold a 51.9% interest. The Net Lease Venture has a right of first offer on any new net lease investments that we source (refer to Note 7 in our consolidated financial statements for more information on our Net Lease Venture).

As of December 31, 2016, our net lease portfolio, including equity method investments, totaled $1.5 billion, gross of $368.7 million of accumulated depreciation. The table below provides certain statistics for our net lease portfolio.

	Net Lease Statistics
	December 31, 2016	December 31, 2015
Square feet (mm)(1)	17,214	17,807
Leased %(2)	98%	96%
Weighted average lease term (years)(3)	14.7	14.9
Yield(4)	8.3%	7.8%
______________________________________________________________

(1)	As of December 31, 2016 and 2015, includes 3,081 and 2,873 square feet at one of our equity method investments of which we own 51.9%.

(2)	Excluding equity method investments, our net lease portfolio was 98% and 96% leased, respectively, as of December 31, 2016 and 2015.

(3)	Excluding equity method investments, our weighted average lease term was 14.8 years and 14.7 years, respectively, as of December 31, 2016 and 2015.

(4)	Excludes equity method investments.

Operating Properties

As of December 31, 2016, our operating property portfolio, including equity method investments, totaled $608.4 million, gross of $46.2 million of accumulated depreciation, and was comprised of $525.9 million of commercial and $82.5 million of residential real estate properties.

Commercial Operating Properties

Our commercial operating properties represent a diverse pool of assets across a broad range of geographies and collateral types including office, retail and hotel properties. We generally seek to reposition our transitional properties with the objective of maximizing their values through the infusion of capital and/or intensive asset management efforts resulting in value realization upon sale.

The table below provides certain statistics for our commercial operating property portfolio.

Commercial Operating Property Statistics
($ in millions)
	Stabilized Operating(1)		Transitional Operating(1)		Total
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Gross carrying value ($mm)(2)	$337	$124	$189	$448	$526	$572
Occupancy(3)	86%	89%	54%	65%	74%	74%
Yield	8.5%	8.8%	1.5%	2.8%	5.5%	4.4%
______________________________________________________________

(1)
Stabilized commercial properties generally have occupancy levels above 80% and/or generate yields resulting in a sufficient return based upon the properties’ risk profiles. Transitional commercial properties are generally those properties that do not meet these criteria.

(2)	Gross carrying value represents carrying value gross of accumulated depreciation.

(3)	Occupancy is as of December 31, 2016 and 2015.

Residential Operating Properties

As of December 31, 2016, our residential operating portfolio was comprised of 48 condominium units generally located within luxury projects in major U.S. cities. The table below provides certain statistics for our residential operating property portfolio (excluding fractional units).

Residential Operating Property Statistics
($ in millions)
	For the Years Ended
	December 31, 2016	December 31, 2015
Condominium units sold	91	150
Proceeds	$96.2	$126.2
Income from sales of real estate	$26.1	$40.1

Land and Development

As of December 31, 2016, our land and development portfolio, including equity method investments, totaled $1.0 billion, with eight projects in production, nine in development and 14 in the pre-development phase. These projects are collectively entitled for approximately 15,000 lots and units. The following tables presents certain statistics for our land and development portfolio.

Land and Development Portfolio Rollforward
(in millions)
	Years Ended
	December 31, 2016	December 31, 2015
Beginning balance	$1,002.0	$979.0
Asset sales(1)	(68.9)	(65.2)
Asset transfers in (out)(2)	(90.7)	1.4
Capital expenditures	109.5	95.0
Other	(6.3)	(8.2)
Ending balance(3)	$945.6	$1,002.0
_______________________________________________________________________
(1)Represents gross carrying value of the assets sold, rather than proceeds received.
(2)Assets transferred into land and development segment or out to another segment.
(3)Excludes $84.8 million and $100.4 million, respectively, of equity method investments as of December 31, 2016 and 2015.

Land and Development Statistics
(in millions)
	Years Ended
	December 31, 2016	December 31, 2015
Land development revenue	$88.3	$100.2
Land development cost of sales	62.0	67.4
Land development revenue less cost of sales	$26.3	$32.8
Earnings from land development equity method investments	30.0	16.7
Income from sales of real estate(1)	8.8	—
Total	$65.1	$49.5
_______________________________________________________________________

(1)
During the year ended December 31, 2016, we sold a land and development asset to a newly formed unconsolidated entity in which we own a 50.0% equity interest and recognized a gain of $8.8 million, reflecting our share of the interest sold to a third party, which was recorded as "Income from sales of real estate" in our consolidated statement of operations.

Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

	For the Years Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Operating lease income	$213,018	$229,720	$(16,702)	(7)%
Interest income	129,153	134,687	(5,534)	(4)%
Other income	46,515	49,931	(3,416)	(7)%
Land development revenue	88,340	100,216	(11,876)	(12)%
Total revenue	477,026	514,554	(37,528)	(7)%
Interest expense	221,398	224,639	(3,241)	(1)%
Real estate expenses	138,422	146,750	(8,328)	(6)%
Land development cost of sales	62,007	67,382	(5,375)	(8)%
Depreciation and amortization	54,329	65,247	(10,918)	(17)%
General and administrative	84,027	81,277	2,750	3%
(Recovery of) provision for loan losses	(12,514)	36,567	(49,081)	<(100%)
Impairment of assets	14,484	10,524	3,960	38%
Other expense	5,883	6,374	(491)	(8)%
Total costs and expenses	568,036	638,760	(70,724)	(11)%
Loss on early extinguishment of debt, net	(1,619)	(281)	(1,338)	>100%
Earnings from equity method investments	77,349	32,153	45,196	>100%
Income tax benefit (expense)	10,166	(7,639)	17,805	>100%
Income from sales of real estate	105,296	93,816	11,480	12%
Net income (loss)	$100,182	$(6,157)	$106,339	<(100%)

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $213.0 million in 2016 from $229.7 million in 2015.

Operating lease income from net lease assets decreased slightly to $148.0 million in 2016 from $151.5 million in 2015. The decrease was primarily due to the sale of net lease assets in 2015 and 2016 partially offset by the execution of new leases. Operating lease income for same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2015 and were in service through December 31, 2016, increased to $137.0 million in 2016 from $132.7 million in 2015 due primarily to an increase in rent per occupied square foot, which was $10.07 for 2016 and $9.72 for 2015, partially offset by a slight decrease in the occupancy rate, which was 98.0% as of December 31, 2016 and 98.2% as of December 31, 2015.

Operating lease income from operating properties decreased to $64.6 million in 2016 from $77.5 million in 2015. The decrease was primarily due to commercial operating property sales in 2015 and 2016, partially offset by the execution of new leases. Operating lease income from same store commercial operating properties, defined as commercial operating properties, excluding hotels, we owned on or prior to January 1, 2015 and were in service through December 31, 2016, increased to $45.2 million in 2016 from $42.1 million in 2015 due primarily to an increase in rent per occupied square foot for same store commercial operating properties, which increased to $24.62 in 2016 from $22.92 in 2015. The increase in rent per occupied square foot was partially offset by a decrease in occupancy rates, which decreased to 70.2% as of December 31, 2016 from 71.5% as of December 31, 2015. Ancillary operating lease income from land and development assets decreased to $0.4 million in 2016 from $0.8 million in 2015.

Interest income decreased to $129.2 million in 2016 from $134.7 million in 2015. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans to $1.40 billion for 2016 from $1.52 billion for 2015. The weighted average yield of our performing loans increased to 8.9% for 2016 from 8.8% for 2015.
Other income decreased to $46.5 million in 2016 from $49.9 million in 2015. The decrease in 2016 was primarily due to a financing commitment termination fee, lease termination fees and a guarantor settlement on an operating property recognized in 2015, partially offset by an increase in hotel income in 2016.

Land development revenue and cost of sales—In 2016, we sold residential lots, units and parcels for proceeds of $88.3 million which had associated cost of sales of $62.0 million. In 2015, we sold residential lots and units for proceeds of $100.2 million which had associated cost of sales of $67.4 million. The decrease in 2016 from 2015 was primarily due to the bulk sale of two land parcels in 2015.
Costs and expenses—Interest expense decreased to $221.4 million in 2016 from $224.6 million in 2015. The decrease in interest expense was due to a lower average outstanding debt balance, partially offset by a higher weighted average cost of debt. The average outstanding balance of our debt decreased to $4.00 billion for 2016 from $4.18 billion for 2015. Our weighted average cost of debt increased to 5.6% for 2016 from 5.4% for 2015.
Real estate expenses decreased to $138.4 million in 2016 from $146.8 million in 2015. The decrease was due primarily to a decline in expenses for commercial operating properties to $73.6 million in 2016 from $81.7 million in 2015 due primarily to the sale of operating properties in 2016 and 2015. Expenses associated with residential units decreased to $8.8 million in 2016 from $14.2 million in 2015 due to unit sales. Expenses for same store commercial operating properties, excluding hotels, increased slightly to $30.2 million in 2016 from $29.6 million in 2015. Expenses for net lease assets decreased to $19.1 million in 2016 from $21.9 million in 2015. This decrease was primarily due to asset sales during 2015 and 2016. Expenses for same store net lease assets increased slightly to $17.1 million in 2016 from $17.0 million for 2015. Carry costs and other expenses on our land and development assets increased to $37.0 million in 2016 from $29.0 million in 2015, primarily related to an increase in costs incurred on certain land and development projects prior to development and an increase in marketing costs.
Depreciation and amortization decreased to $54.3 million in 2016 from $65.2 million for the same period in 2015. The decrease was primarily due to the sale of net lease assets and commercial operating properties in 2015 and 2016.
General and administrative expenses increased to $84.0 million in 2016 from $81.3 million in 2015. The increase was primarily due to an increase in payroll related costs.
Net recovery of loan losses was $12.5 million in 2016 as compared to a net provision for loan losses of $36.6 million in 2015. Included in the net recovery for 2016 were recoveries of specific reserves of $13.7 million and a decrease in the general reserve of $12.7 million, partially offset by new specific reserves of $13.9 million. Included in the net provision for 2015 were provisions for specific reserves of $34.1 million due primarily to one new nonperforming loan and an increase in the general reserve of $2.5 million due primarily to new investment originations.
In 2016, we recorded impairments of $14.5 million comprised of $3.8 million on a land asset resulting from a change in business strategy, $5.8 million on residential operating properties resulting from unfavorable local market conditions and $4.9 million on the sale of net lease assets. In 2015, we recorded impairments on real estate assets totaling $10.5 million resulting from a change in business strategy on one land and development asset and two commercial operating properties and unfavorable local market conditions for one residential property.
Other expense decreased to $5.9 million in 2016 from $6.4 million in 2015. The decrease was primarily the result of costs recognized in 2015 due to a decrease in the fair value of an interest rate cap that was not designated as a cash flow hedge, partially offset by third party expenses incurred in 2016 in connection with the refinancing of our 2012 Secured Tranche A-2 Facility with our 2016 Senior Secured Credit Facility (see "Liquidity and Capital Resources").
Loss on early extinguishment of debt, net—In 2016 and 2015, we incurred losses on early extinguishment of debt of $1.6 million and $0.3 million, respectively. In 2016, we incurred losses on early extinguishment of debt resulting from repayments of our 2012 Secured Tranche A-2 Facility and unsecured notes prior to maturity. In 2015, net losses on the early extinguishment of debt related to accelerated amortization of discounts and fees in connection with amortization payments of our 2012 Secured Tranche A-2 Facility.

Earnings from equity method investments—Earnings from equity method investments increased to $77.3 million in 2016 from $32.2 million in 2015. In 2016, we recognized $33.2 million primarily from the sale of an equity method investment in a commercial operating property, we recognized $11.6 million of earnings primarily from the non-callable distribution of non-recourse financing proceeds in excess of our carrying value at one of our land equity method investments, $22.1 million related to sales activity on a land development venture, $3.6 million related to leasing operations at our Net Lease Venture and $6.8 million was aggregate income from our remaining equity method investments. In 2015, we recognized $23.6 million related to sales activity on a land development venture, $5.2 million related to leasing operations at our Net Lease Venture and an aggregate $3.4 million in earnings from our remaining equity method investments.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our TRS. An income tax benefit of
$10.2 million was recorded in 2016 and a $7.6 million income tax expense was recorded in 2015. The income tax benefit for 2016 primarily related to taxable losses generated from sales of certain TRS properties. The income tax expense for 2015 primarily related to taxable income generated from the sales of certain TRS properties. In each period, different TRS properties were sold, each with a unique tax basis and sales value. The benefit, therefore, recognized in the current period differs from the expense incurred during the same period in the previous year.

Income from sales of real estate—Income from sales of real estate increased to $105.3 million in 2016 from $93.8 million in 2015. In 2016, we sold commercial operating properties resulting in gains of $49.3 million. In 2015, we sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which we own a 50% equity interest and recognized a gain on sale of $13.6 million, reflecting our share of the interest sold. In 2016 and 2015, we sold residential condominiums that resulted in income of $26.1 million and $40.1 million, respectively. The decrease was due primarily to our decreasing inventory of residential condominiums. In 2016 and 2015, we sold net lease assets resulting in gains of $21.1 million and $40.1 million, respectively. In 2016, we sold a land and development asset to a newly formed unconsolidated entity in which we own a 50.0% equity interest and recognized a gain on sale of $8.8 million, reflecting our share of the interest sold.

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

Operating lease income from operating properties decreased to $77.5 million in 2015 from $90.3 million in 2014. This decrease was primarily due to the sale of a leasehold interest in an operating property and other asset sales, partially offset by additional income in 2015 for three commercial operating properties acquired in 2014 and an increase in leasing activity at other properties. Operating lease income for same store commercial operating properties, defined as commercial operating properties, excluding hotels, we owned on or prior to January 1, 2014 and were in service through December 31, 2015, increased to $60.7 million in 2015 from $56.8 million in 2014 due primarily to an increase in occupancy rates, which increased to 74.7% as of December 31, 2015 from 68.2% as of December 31, 2014. The increase was partially offset by a decline in rent per occupied square foot for same store commercial operating properties, which was $21.64 for 2015 and $23.01 for 2014. Ancillary operating lease income from land and development assets was $0.8 million in 2015 and 2014.

Interest income increased to $134.7 million in 2015 from $122.7 million in 2014 due primarily to an increase in the size of the loan portfolio, partially offset by $6.3 million of income recognized in 2014 from the acquisition and repayment of a loan. New investment originations and additional fundings on existing loans raised our average balance of performing loans to $1.52 billion for 2015 from $1.27 billion for 2014. The weighted average yield of our performing loans decreased to 8.8% for 2015 from 9.1% for 2014, excluding $6.3 million of income recognized from the acquisition and repayment of a loan, due primarily to lower interest rates on loan originations in 2015 and payoffs of loans with higher interest rates.

Other income decreased to $49.9 million in 2015 from $81.0 million in 2014. The decrease in 2015 was due to gains on sales of non-performing loans of $19.1 million, income related to a lease modification fee of $5.3 million and income related to an early termination fee of $3.4 million all recognized in 2014. The decrease was partially offset by a $5.5 million financing commitment termination fee recognized in 2015.
Land development revenue and cost of sales—In 2015, we sold residential lots, units and parcels for proceeds of $100.2 million which had associated cost of sales of $67.4 million. In 2014, we sold residential lots and units for proceeds of $15.2 million which had associated cost of sales of $12.8 million. The increase in 2015 from 2014 was primarily due to the progression of our land and development projects in 2015, including the sale of two land parcels for land development revenue of $62.8 million resulting in a gross margin of $24.2 million.
Costs and expenses—Interest expense remained constant at $224.6 million in 2015 from $224.5 million in 2014. This was due to a higher average outstanding debt balance offset by a lower weighted average cost of debt. The average outstanding balance of our debt increased to $4.18 billion for 2015 from $4.08 billion for 2014. Our weighted average cost of debt decreased to 5.4% for 2015 from 5.5% for 2014.
Real estate expenses decreased to $146.8 million in 2015 from $163.4 million in 2014. The decrease was primarily related to expenses associated with residential units, which decreased to $14.2 million in 2015 from $25.6 million in 2014 due to unit sales. The decrease was also related to a decline in expenses for commercial operating properties to $81.7 million in 2015 from $87.9 million in 2014 which was primarily due to the sale of operating properties in 2015 and late 2014. Expenses for same store commercial operating properties, excluding hotels, increased slightly to $39.7 million from $39.2 million in 2015. Expenses for net lease assets decreased to $21.9 million in 2015 from $23.0 million in 2014. This decrease was primarily due to asset sales during 2014. Expenses for same store net lease assets increased to $20.2 million in 2015 from $19.9 million for 2014. Carry costs and other expenses on our land and development assets increased to $29.0 million in 2015 from $26.9 million in 2014, primarily related to an increase in costs incurred on certain land and development projects prior to development and an increase in marketing costs.
Depreciation and amortization decreased to $65.2 million during the year ended December 31, 2015 from $73.6 million for the same period in 2014. The decrease was primarily due to the sale of a leasehold interest in an operating property and other asset sales in 2015 and accelerated depreciation related to terminated leases during 2014.
General and administrative expenses decreased to $81.3 million in 2015 from $88.3 million in 2015, primarily due to a decrease in compensation related costs pertaining to annual performance based bonuses.
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

Earnings from equity method investments—Earnings from equity method investments decreased to $32.2 million in 2015 from $94.9 million in 2014. In 2015, we recognized $23.6 million related to sales activity on a land development venture, $5.2 million related to leasing operations at our Net Lease Venture and an aggregate $3.4 million in earnings from our remaining equity method investments. In 2014, we recognized $56.8 million of income resulting from asset sales by two of our equity method investees and a legal settlement received by one of the investees. We also recognized $14.7 million of earnings related to sales activity on a land and development venture, $9.0 million of income related to carried interest from a previously held strategic investment and an aggregate $14.4 million related to earnings from our remaining equity method investments.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our TRS. Income tax expense increased to $7.6 million in 2015 from $3.9 million in 2014. The increase in current income tax expense relates primarily to taxable income generated by the sales of TRS properties.

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

Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income is used internally as a supplemental performance measure adjusting for certain non-cash GAAP measures to give management a view of income more directly derived from current period activity. Until the second quarter 2016, adjusted income was calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense, and the non-cash portion of gain (loss) on early extinguishment of debt. Effective in the second quarter 2016, we modified our presentation of adjusted income to reflect the effect of gains or losses on charge-offs and dispositions on carrying value gross of loan loss reserves and impairments ("Adjusted Income").

Adjusted Income should be examined in conjunction with net income (loss) as shown in our consolidated statements of operations. Adjusted Income should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Income indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Income is an additional measure we use to analyze our business performance because it excludes the effects of certain non-cash charges that we believe are not necessarily indicative of our operating performance while including the effect of gains or losses on investments when realized. It should be noted that our manner of calculating Adjusted Income may differ from the calculations of similarly-titled measures by other companies.

	For the Years Ended December 31,
	2016	2015
Adjusted Income
Net income (loss) allocable to common shareholders	$43,972	$(52,675)
Add: Depreciation and amortization(1)	64,447	72,132
Add/Less: (Recovery of) provision for loan losses	(12,514)	36,567
Add: Impairment of assets(2)	18,999	18,509
Add: Stock-based compensation expense	10,889	12,013
Add: Loss on early extinguishment of debt, net	1,619	281
Less: Losses on charge-offs and dispositions(3)	(14,827)	(55,437)
Less: HPU/Participating Security allocation	(23)	(1,706)
Adjusted income allocable to common shareholders(4)	$112,562	$29,684
_______________________________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
For the year ended December 31, 2016, impairment of assets includes impairments on equity method investments recorded in "Earnings from equity method investments" in our consolidated statements of operations. For the year ended December 31, 2015, impairment of assets includes impairments on cost and equity method investments recorded in "Other income" and "Earnings from equity method investments," respectively, in our consolidated statements of operations.

(3)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not in Adjusted Income.

(4)	For the year ended December 31, 2015, Adjusted Income under the previous presentation was $84.0 million.

Liquidity and Capital Resources

As of December 31, 2016, we had unrestricted cash of $328.7 million. During the year ended December 31, 2016, we committed to new investments totaling $691.8 million and invested $767.3 million in new investments, prior financing commitments and ongoing development. Total investments included $474.0 million in real estate finance, $135.9 million to develop our land and development assets, $69.9 million of capital to reposition or redevelop our operating properties, $86.9 million to invest in net lease assets and $0.6 million in other investments. Also during the year ended December 31, 2016, we generated $1.3 billion from loan repayments and asset sales within our portfolio, comprised of $614.2 million from real estate finance, $377.2 million from operating properties, $123.4 million from net lease assets, $134.8 million from land and development assets and $32.1 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.

The following table outlines our capital expenditures on real estate and land and development assets as reflected in our consolidated statements of cash flows for the years ended December 31, 2016 and 2015, by segment ($ in thousands):

	For the Years Ended December 31,
	2016	2015
Operating Properties	$65,934	$74,540
Net Lease	3,876	6,985
Total capital expenditures on real estate assets	$69,810	$81,525

Land and Development	$103,806	$88,219
Total capital expenditures on land and development assets	$103,806	$88,219
Our primary cash uses over the next 12 months are expected to be repayments of debt, funding of investments, capital expenditures and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $150 million to $200 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development and operating properties business segments and include multifamily and residential development activities which are expected to include approximately $80 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of December 31, 2016, we also had approximately $452 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met. See "Unfunded Commitments" below. Our capital sources to meet cash uses through the next 12 months and beyond will primarily be expected to include capital raised through debt and/or equity capital raising transactions, cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales and sales of interests in business lines.
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
During the year ended December 31, 2016, we repaid in full the $339.7 million 2012 Secured Tranche A-2 Facility, the $265.0 million principal amount of senior unsecured notes due July 2016, the $261.4 million principal amount of senior unsecured notes due March 2016, the $200.0 million principal amount of 1.5% senior unsecured convertible notes due November 2016 and the $200.0 million principal amount of 3.0% senior unsecured convertible notes due November 2016 by repaying $190.4 million principal amount with available cash and issuing 0.8 million shares of common stock on the conversion of $9.6 million principal amount of the notes. We have other debt maturities of $924.7 million due before December 31, 2017.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of December 31, 2016 (see Item 8—"Financial Statements and Supplemental Data—Note 10").

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,569,722	$924,722	$1,370,000	$275,000	$—	$—
Secured credit facilities	498,648	4,968	9,788	483,892	—	—
Mortgages	249,987	10,378	50,574	118,012	59,276	11,747
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,418,357	940,068	1,430,362	876,904	59,276	111,747
Interest Payable(1)	509,676	178,555	220,389	70,104	17,626	23,002
Loan Participations Payable(2)	160,251	—	157,424	2,827	—	—
Operating Lease Obligations	22,594	5,463	8,244	5,135	3,752	—
Total	$4,110,878	$1,124,086	$1,816,419	$954,970	$80,654	$134,749
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR of 0.77% and 3-month LIBOR of 0.89% that were in effect as of December 31, 2016.

(2)	Refer to Note 9 to the consolidated financial statements.

2016 Senior Secured Credit Facility—In June 2016, we entered into a senior secured credit facility of $450.0 million (the "2016 Senior Secured Credit Facility"). In August 2016, we upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Secured Credit Facility was issued at 99% of par and the upsize was issued at par. The 2016 Senior Secured Credit Facility bears interest at a floating rate of LIBOR plus 4.50% with a 1.00% LIBOR floor. Subsequent to December 31, 2016, we repriced the 2016 Senior Secured Credit Facility to LIBOR plus 3.75% with a 1.00% LIBOR floor. The 2016 Senior Secured Credit Facility is collateralized 1.25x by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2016 Senior Secured Credit Facility. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees, and are required to repay 0.25% of the principal amount outstanding on the first business day of each quarter beginning on October 3, 2016. Proceeds from the 2016 Senior Secured Credit Facility, together with cash on hand, were primarily used to repay in full the remaining $323.2 million 2012 Secured Tranche A-2 Facility and repay the $245.0 million balance outstanding on the 2015 Secured Revolving Credit Facility (as defined below).

2016 Secured Term Loan—In December 2016, we arranged a $170.0 million delayed draw secured term loan (the "2016 Secured Term Loan"). The 2016 Secured Term Loan bears interest at a rate of LIBOR + 1.50%. As of December 31, 2016, we had not yet drawn on the 2016 Secured Term Loan.

2015 Secured Revolving Credit Facility—On March 27, 2015, we entered into our 2015 Secured Revolving Credit Facility. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. During the year ended December 31, 2016, the weighted average cost of the credit facility was 3.19%. Commitments under the revolving facility mature in March 2018. At maturity, we may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019. As of December 31, 2016, we had $250.0 million of borrowing capacity available under the 2015 Secured Revolving Credit Facility.

Unsecured Notes—In March 2016, we repaid our $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility. In addition, we retired our $200.0 million principal amount of 3.0% senior unsecured convertible notes due November 2016 with available cash after the conversion of $9.6 million principal amount into 0.8 million shares of our common stock. We also retired our $200.0 million principal amount of 1.50% senior unsecured convertible notes due November 2016 using available cash. During the year ended December 31, 2016, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.4 million. This amount is included in "Loss on early extinguishment of debt, net" in our consolidated statements of operations.

Encumbered/Unencumbered Assets—As of December 31, 2016 and 2015, the carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of December 31,
	2016		2015
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$881,212	$610,540	$816,721	$777,262
Real estate available and held for sale	—	83,764	10,593	126,681
Land and development, net	35,165	910,400	17,714	984,249
Loans receivable and other lending investments, net(1)(2)	172,581	1,142,050	170,162	1,314,823
Other investments	—	214,406	22,352	231,820
Cash and other assets	—	639,588	—	1,008,415
Total	$1,088,958	$3,600,748	$1,037,542	$4,443,250
___________________________________________________________

(1)	As of December 31, 2016 and 2015, the amounts presented exclude general reserves for loan losses of $23.3 million and $36.0 million, respectively.

(2)	As of December 31, 2016 and 2015, the amounts presented exclude loan participations of $159.1 million and $153.0 million, respectively.

Debt Covenants
Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis, our consolidated fixed charge coverage ratio, determined in accordance with the indentures governing our debt securities, is 1.5x or lower. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. If our ability to incur additional indebtedness under the fixed charge coverage ratio is limited, we are permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2016, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$366,287	$14,616	$25,574	$406,477
Strategic Investments	—	—	45,540	45,540
Total(2)	$366,287	$14,616	$71,114	$452,017
_______________________________________________________________________________

(1)	Excludes $158.7 million of commitments on loan participations sold that are not our obligation.

(2)	We did not have any Discretionary Fundings as of December 31, 2016.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, our Board of Directors authorized a new $50.0 million stock repurchase program. After having substantially utilized the availability authorized in February 2016, our Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the year ended December 31, 2016, we repurchased 10.2 million shares of our common stock for $98.4 million, at an average cost of $9.67 per share. During the year ended December 31, 2015, we repurchased 5.7 million shares of our common stock for $70.4 million, at an average cost of $12.25 per share. As of December 31, 2016, we had remaining authorization to repurchase up to $50.0 million of common stock under our stock repurchase program.
HPU Repurchase—In August 2015, we repurchased and retired all of our outstanding 14,888 HPUs, representing 2.8 million common stock equivalents. We repurchased these HPUs at fair value from current and former employees through an arms-length exchange offer. HPU holders could have elected to receive $9.30 in cash or 0.7 shares of iStar common stock, or a combination thereof, per common stock equivalent underlying the HPUs. Approximately 37% of the outstanding HPUs were exchanged for $9.8 million in cash and approximately 63% of the outstanding HPUs were exchanged for 1.2 million shares of our common stock with a fair value of $15.2 million, representing the number of shares issued at the closing price of our common stock on August 13, 2015. The transaction value in excess of the HPUs carrying value of $9.8 million was recorded as a reduction to retained earnings (deficit) in our consolidated statements of changes in equity.
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
During 2016, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:
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
The (recovery of) provision for loan losses for the years ended December 31, 2016, 2015 and 2014 were $(12.5) million, $36.6 million and $(1.7) million, respectively. The total reserve for loan losses as of December 31, 2016 and 2015, included asset specific reserves of $62.2 million and $72.2 million, respectively, and general reserves of $23.3 million and $36.0 million, respectively.
Acquisition of real estate—We generally acquire real estate assets or land and development assets through purchases or through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. When we acquire assets these properties are classified as "Real estate, net" or "Land and development, net" on our consolidated balance sheets. When we intend to hold, operate or develop the property for a period of at least 12 months, assets are classified as "Real estate, net," and when we intend to market these properties for sale in the near term, assets are classified as "Real estate available and held for sale." When we purchase assets the properties are recorded at cost. Foreclosed assets classified as real estate and land and development are initially recorded at their estimated fair value and assets classified as assets held for sale are recorded at their estimated fair value less costs to sell. The excess of the carrying value of the loan over these amounts is charged-off against the reserve for loan losses. In both cases, upon acquisition, tangible and intangible assets and liabilities acquired are recorded at their estimated fair values.
During the years ended December 31, 2016, 2015 and 2014, we received title to properties in satisfaction of mortgage loans with fair values of $40.6 million, $13.4 million and $77.9 million, respectively, for which those properties had served as collateral.
Impairment or disposal of long-lived assets—Real estate assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Real estate available and held for sale" on our consolidated balance sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge. Impairment for real estate assets are included in "Impairment of assets" in our consolidated statements of operations. Once the asset is classified as held for sale, depreciation expense is no longer recorded.
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
During the year ended December 31, 2016, we recorded impairments on real estate and land and development assets totaling $14.5 million resulting from a change in business strategy, unfavorable local market conditions for certain assets and sales of net lease assets. During the years ended December 31, 2015 and 2014, we recorded impairments on real estate and land and development assets totaling $10.5 million and $34.6 million, respectively, resulting from unfavorable local market conditions and changes in business strategy for certain assets.
Identified intangible assets and liabilities—We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2016, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of assets" in our consolidated statements of operations.
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
While certain entities with NOLs may generate profits in the future, which may allow us to utilize the NOLs, we continue to record a full valuation allowance on the net deferred tax asset due to the history of losses and the uncertainty of the entities' ability to generate such profits. We recorded a full valuation allowance of $66.5 million and $53.9 million as of December 31, 2016 and 2015, respectively.
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
The following table quantifies the potential changes in annual net income should interest rates increase by 10, 50 or 100 basis points and decrease by 10 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.77% as of December 31, 2016. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$(998)
Base Interest Rate	—
+10 Basis Points	1,096
+50 Basis Points	5,485
+100 Basis Points	10,974
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of December 31, 2016, $657.9 million of our floating rate loans have a cumulative weighted average interest rate floor of 0.2% and $658.9 million of our floating rate debt has a cumulative weighted average interest rate floor of 0.8%.

Item 8.    Financial Statements and Supplemental Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2017

iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2016	2015
ASSETS
Real estate
Real estate, at cost	$1,906,592	$2,050,541
Less: accumulated depreciation	(414,840)	(456,558)
Real estate, net	1,491,752	1,593,983
Real estate available and held for sale	83,764	137,274
Total real estate	1,575,516	1,731,257
Land and development, net	945,565	1,001,963
Loans receivable and other lending investments, net	1,450,439	1,601,985
Other investments	214,406	254,172
Cash and cash equivalents	328,744	711,101
Accrued interest and operating lease income receivable, net	14,775	18,436
Deferred operating lease income receivable, net	96,420	97,421
Deferred expenses and other assets, net	199,649	181,457
Total assets	$4,825,514	$5,597,792
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$211,570	$214,835
Loan participations payable, net	159,321	152,086
Debt obligations, net	3,389,908	4,118,823
Total liabilities	3,760,799	4,485,744
Commitments and contingencies (refer to Note 11)	—	—
Redeemable noncontrolling interests (refer to Note 5)	5,031	10,718
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (refer to Note 13)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 72,042 and 81,109 shares issued and outstanding as of December 31, 2016 and 2015, respectively	72	81
Additional paid-in capital	3,602,172	3,689,330
Retained earnings (deficit)	(2,581,488)	(2,625,474)
Accumulated other comprehensive income (loss) (refer to Note 13)	(4,218)	(4,851)
Total iStar Inc. shareholders' equity	1,016,564	1,059,112
Noncontrolling interests	43,120	42,218
Total equity	1,059,684	1,101,330
Total liabilities and equity	$4,825,514	$5,597,792

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Operating lease income	$213,018	$229,720	$243,100
Interest income	129,153	134,687	122,704
Other income	46,515	49,931	81,033
Land development revenue	88,340	100,216	15,191
Total revenues	477,026	514,554	462,028
Costs and expenses:
Interest expense	221,398	224,639	224,483
Real estate expense	138,422	146,750	163,389
Land development cost of sales	62,007	67,382	12,840
Depreciation and amortization	54,329	65,247	73,571
General and administrative	84,027	81,277	88,287
(Recovery of) provision for loan losses	(12,514)	36,567	(1,714)
Impairment of assets	14,484	10,524	34,634
Other expense	5,883	6,374	6,340
Total costs and expenses	568,036	638,760	601,830
Income (loss) before earnings from equity method investments and other items	(91,010)	(124,206)	(139,802)
Loss on early extinguishment of debt, net	(1,619)	(281)	(25,369)
Earnings from equity method investments	77,349	32,153	94,905
Income (loss) from operations before income taxes	(15,280)	(92,334)	(70,266)
Income tax benefit (expense)	10,166	(7,639)	(3,912)
Income (loss) from operations	(5,114)	(99,973)	(74,178)
Income from sales of real estate	105,296	93,816	89,943
Net income (loss)	100,182	(6,157)	15,765
Net (income) loss attributable to noncontrolling interests	(4,876)	3,722	704
Net income (loss) attributable to iStar Inc.	95,306	(2,435)	16,469
Preferred dividends	(51,320)	(51,320)	(51,320)
Net (income) loss allocable to HPU holders and Participating Security holders(1)(2)	(14)	1,080	1,129
Net income (loss) allocable to common shareholders	$43,972	$(52,675)	$(33,722)
Per common share data:
Income (loss) attributable to iStar Inc. from operations:
Basic	$0.60	$(0.62)	$(0.40)
Diluted	$0.55	$(0.62)	$(0.40)
Net income (loss) attributable to iStar Inc.:
Basic	$0.60	$(0.62)	$(0.40)
Diluted	$0.55	$(0.62)	$(0.40)
Weighted average number of common shares:
Basic	73,453	84,987	85,031
Diluted	98,467	84,987	85,031
Per HPU share data(1):
Income (loss) attributable to iStar Inc. from operations—Basic and diluted	$—	$(120.00)	$(75.27)
Net income (loss) attributable to iStar Inc.—Basic and diluted	$—	$(120.00)	$(75.27)
Weighted average number of HPU share—Basic and diluted	—	9	15
_______________________________________________________________________________

(1)	All of the Company's outstanding High Performance Units ("HPUs") were repurchased and retired on August 13, 2015 (refer to Note 13).

(2)
Participating Security holders are non-employee directors who hold common stock equivalents ("CSEs") and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (refer to Note 14 and Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$100,182	$(6,157)	$15,765
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	—	(2,576)	(90)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	598	921	4,116
Realization of (gains)/losses on cumulative translation adjustment into earnings upon realization(3)	—	—	968
Unrealized gains/(losses) on available-for-sale securities	274	(532)	3,367
Unrealized gains/(losses) on cash flow hedges	(85)	(1,202)	(5,187)
Unrealized gains/(losses) on cumulative translation adjustment	(154)	(491)	131
Other comprehensive income (loss)	633	(3,880)	3,305
Comprehensive income (loss)	100,815	(10,037)	19,070
Comprehensive (income) loss attributable to noncontrolling interests	(4,876)	3,722	710
Comprehensive income (loss) attributable to iStar Inc.	$95,939	$(6,315)	$19,780
_______________________________________________________________________________

(1)	Reclassified to "Other income" in the Company's consolidated statements of operations.

(2)
Reclassified to "Interest expense" in the Company's consolidated statements of operations are $217, $456 and $62 for the years ended December 31, 2016, 2015 and 2014, respectively. Reclassified to "Other Expense" in the Company's consolidated statements of operations is $3,634 for the year ended December 31, 2014 (refer to Note 12). Reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations are $381, $465 and $420, respectively, for the years ended December 31, 2016, 2015 and 2014.

(3)	Reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2015 and 2014
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's(2)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$22	$4	$9,800	$83	$3,759,245	$(2,521,618)	$(4,276)	$58,205	$1,301,465
Dividends declared—preferred	—	—	—	—	—	(51,320)	—	—	(51,320)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2	(13,091)	—	—	—	(13,089)
Net income (loss) for the period(3)	—	—	—	—	—	16,469	—	1,221	17,690
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	3,305	—	3,305
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	—	(1,533)	—	—	—	(1,533)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	565	565
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,820)	(4,820)
Change in noncontrolling interest(4)	—	—	—	—	—	—	—	(3,915)	(3,915)
Balance as of December 31, 2014	$22	$4	$9,800	$85	$3,744,621	$(2,556,469)	$(971)	$51,256	$1,248,348
Dividends declared—preferred	—	—	—	—	—	(51,320)	—	—	(51,320)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	4,961	—	—	—	4,961
Net income (loss) for the period(3)	—	—	—	—	—	(2,435)	—	(266)	(2,701)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(3,880)	—	(3,880)
Repurchase of stock	—	—	—	(5)	(70,411)	—	—	—	(70,416)
Redemption of HPUs	—	—	(9,800)	1	15,238	(15,250)	—	—	(9,811)
Change in additional paid in capital attributable to noncontrolling interests(5)	—	—	—	—	(5,079)	—	—	—	(5,079)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	205	205
Distributions to noncontrolling interests(5)	—	—	—	—	—	—	—	(8,977)	(8,977)
Balance as of December 31, 2015	$22	$4	$—	$81	$3,689,330	$(2,625,474)	$(4,851)	$42,218	$1,101,330

iStar Inc.
Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2016
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's(2)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$22	$4	$—	$81	$3,689,330	$(2,625,474)	$(4,851)	$42,218	$1,101,330
Dividends declared—preferred	—	—	—	—	—	(51,320)	—	—	(51,320)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	2,031	—	—	—	2,031
Issuance of common stock for conversion of senior unsecured convertible notes	—	—	—	1	9,595	—	—	—	9,596
Net income (loss) for the period(3)	—	—	—	—	—	95,306	—	10,927	106,233
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	633	—	633
Repurchase of stock	—	—	—	(10)	(98,419)	—	—	—	(98,429)
Change in additional paid in capital attributable to redeemable noncontrolling interests	—	—	—	—	(365)	—	—	—	(365)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	790	790
Distributions to noncontrolling interests(6)	—	—	—	—	—	—	—	(10,815)	(10,815)
Balance as of December 31, 2016	$22	$4	$—	$72	$3,602,172	$(2,581,488)	$(4,218)	$43,120	$1,059,684
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 13).

(3)	For the years ended December 31, 2016, 2015 and 2014 net income (loss) shown above excludes $(6,051), $(3,456) and $(1,925) of net loss attributable to redeemable noncontrolling interests.

(4)	During the year ended December 31, 2014, the Company sold its 72% interest in a previously consolidated entity to one of its unconsolidated ventures (refer to Note 4 and Note 7).

(5)	Includes a $6.4 million payment to acquire a noncontrolling interest (refer to Note 4).

(6)	Includes payments of $10.8 million to acquire a noncontrolling interest (refer to Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$100,182	$(6,157)	$15,765
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Recovery of) provision for loan losses	(12,514)	36,567	(1,714)
Impairment of assets	14,484	10,524	34,634
Depreciation and amortization	54,329	65,247	73,571
Payments for withholding taxes upon vesting of stock-based compensation	(1,451)	(1,718)	(21,250)
Non-cash expense for stock-based compensation	10,889	12,013	13,314
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	16,810	17,352	16,891
Amortization of discounts/premiums on loans, net	(14,873)	(11,606)	(12,367)
Deferred interest on loans, net	22,396	(34,458)	(22,196)
Gain from sales of loans	—	—	(19,067)
Earnings from equity method investments	(77,349)	(32,153)	(94,905)
Distributions from operations of other investments	48,732	29,999	80,116
Deferred operating lease income	(9,921)	(7,950)	(8,492)
Income from sales of real estate	(105,296)	(93,816)	(89,943)
Land development revenue in excess of cost of sales	(26,333)	(32,834)	(2,351)
Loss on early extinguishment of debt, net	1,619	281	25,369
Debt discount on repayments and repurchases of debt obligations	(5,381)	(578)	(14,888)
Other operating activities, net	6,897	5,889	6,751
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	3,634	(2,068)	(1,426)
Changes in deferred expenses and other assets, net	(6,397)	2,631	4,601
Changes in accounts payable, accrued expenses and other liabilities, net	(453)	(17,112)	7,245
Cash flows provided by (used in) operating activities	20,004	(59,947)	(10,342)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(410,975)	(478,822)	(622,428)
Capital expenditures on real estate assets	(69,810)	(81,525)	(68,464)
Capital expenditures on land and development assets	(103,806)	(88,219)	(74,323)
Acquisitions of real estate assets	(38,433)	—	(4,666)
Repayments of and principal collections on loans receivable and other lending investments, net	504,844	273,454	512,528
Net proceeds from sales of loans receivable	—	6,655	65,438
Net proceeds from sales of real estate	435,560	362,530	404,336
Net proceeds from sales of land and development assets	94,424	81,601	15,191
Net proceeds from sale of other investments	43,936	—	—
Distributions from other investments	92,482	119,854	61,031
Contributions to other investments	(58,197)	(11,531)	(159,424)
Changes in restricted cash held in connection with investing activities	1,515	(7,550)	29,283
Other investing activities, net	(24,997)	7,581	1,291
Cash flows provided by investing activities	466,543	184,028	159,793
Cash flows from financing activities:
Borrowings from debt obligations	716,001	549,000	1,349,822
Repayments and repurchases of debt obligations	(1,437,557)	(432,383)	(1,471,174)
Proceeds from loan participations payable	22,844	138,075	—
Preferred dividends paid	(51,320)	(51,320)	(51,320)
Repurchase of stock	(99,335)	(69,511)	—
Redemption of HPUs	—	(9,811)	—
Payments for deferred financing costs	(9,980)	(2,255)	(19,595)
Other financing activities, net	(9,564)	(7,314)	1,309
Cash flows provided by (used in) financing activities	(868,911)	114,481	(190,958)
Effect of exchange rate changes on cash	7	478	—
Changes in cash and cash equivalents	(382,357)	239,040	(41,507)
Cash and cash equivalents at beginning of period	711,101	472,061	513,568
Cash and cash equivalents at end of period	$328,744	$711,101	$472,061
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$199,667	$207,972	194,605
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$(15,594)	$14,075	$—
Developer fee payable	9,478	7,435	6,791
Acquisitions of real estate and land and development assets through deed-in-lieu	40,583	13,424	77,867
Acquisitions of equity method investment assets through deed-in-lieu	—	—	23,500
Contributions of real estate and land and development assets to equity method investments, net	8,828	21,096	63,254
Accounts payable for capital expenditures on land and development assets	3,674	7,143	7,580
Accounts payable for capital expenditures on real estate assets	—	8,107	—
Conversion of senior unsecured convertible notes into common stock	9,596	—	—
Redemption of HPUs in exchange for common stock	—	15,240	—
Receivable from sales of real estate and land parcels	7,509	22,695	—
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
Principles of Consolidation—The consolidated financial statements include the financial statements of the Company, it's wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in "Operating lease income," "Interest income," "Earnings from equity method investments," "Real estate expense" and "Interest expense" in the Company's consolidated statements of operations. The Company has not provided financial support to those VIEs that it was not previously contractually required to provide.
Consolidated VIEs—As of December 31, 2016, the Company consolidates VIEs for which it is considered the primary beneficiary. As of December 31, 2016, the total assets of these consolidated VIEs were $450.3 million and total liabilities were $82.1 million. The classifications of these assets are primarily within "Land and development, net" and "Real estate, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" and "debt obligations, net" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of December 31, 2016.

Unconsolidated VIEs—As of December 31, 2016, the Company has investments in VIEs where it is not the primary beneficiary, and accordingly, the VIEs have not been consolidated in the Company's consolidated financial statements. As of December 31, 2016, the Company's maximum exposure to loss from these investments does not exceed the sum of the $47.2 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $57.5 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

Real estate and land and development—Real estate and land and development assets are recorded at cost less accumulated depreciation and amortization, as follows:
Capitalization and depreciation—Certain improvements and replacements are capitalized when they extend the useful life of the asset. For real estate projects, the Company begins to capitalize qualified development and construction costs, including interest, real estate taxes, compensation and certain other carrying costs incurred which are specifically identifiable to a development project once activities necessary to get the asset ready for its intended use have commenced. If specific allocation of costs is not practicable, the Company will allocate costs based on relative fair value prior to construction or relative sales value, relative size or other methods as appropriate during construction. The Company’s policy for interest capitalization on qualifying real estate

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

assets is to use the average amount of accumulated expenditures during the period the asset is being prepared for its intended use, which is typically when physical construction commences, and a capitalization rate which is derived from specific borrowings on the qualifying asset or the Company’s corporate borrowing rate in the absence of specific borrowings. The Company ceases capitalization on the portions substantially completed and ready for their intended use. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over the estimated useful life, which is generally 40 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

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
The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases and in-place leases which are each recorded at their estimated fair values and included in “Deferred expenses and other assets, net” on the Company's consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values and included in “Accounts payable, accrued expenses and other liabilities” on the Company's consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term and the amortization expense is included in "Depreciation and amortization" in the Company's consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company may also engage in sale/leaseback transactions and execute leases with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.
Impairments—The Company reviews real estate assets to be held and used and land and development assets, for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use and land and development assets are impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets and land and development assets are recorded in "Impairment of assets" in the Company's consolidated statements of operations.
Real estate available and held for sale—The Company reports real estate assets to be sold at the lower of their carrying amount or estimated fair value less costs to sell and classifies them as “Real estate available and held for sale” on the Company's consolidated balance sheets. If the estimated fair value less costs to sell is less than the carrying value, the difference will be recorded as an impairment charge. Impairment for real estate assets disposed of or classified as held for sale are included in "Impairment of assets" in the Company's consolidated statements of operations. Once a real estate asset is classified as held for sale, depreciation expense is no longer recorded.
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
Dispositions—Revenue from sales of land and development assets and gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with Accounting Standards Codification ("ASC") 360-20, Real Estate Sales. Sales of land and the associated gains on sales of residential property are recognized for full profit recognition upon closing of the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. The Company primarily uses specific identification and the relative sales value method to allocate costs. Gains on sales of real estate are included in "Income from sales of real estate" in the Company's consolidated statements of operations.

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
For held-to-maturity and available-for-sale debt securities held in "Loans receivable and other lending investments, net," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. The Company considers debt securities other-than-temporarily impaired if (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. If it is determined that an other-than-temporary impairment exists, the portion related to credit losses, where the Company does not expect to recover its entire amortized cost basis, will be recognized as an "Impairment of assets" in the Company's consolidated statements of operations. If the Company does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated. The credit loss component of the impairment will be recorded as an "Impairment of assets" in the Company's consolidated statements of operations, and the remainder will be recorded in "Accumulated other comprehensive income (loss)" on the Company's consolidated balance sheets.
The Company acquires properties through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Based on the Company's strategic plan to realize the maximum value from the collateral received, property is classified as "Land and development, net," "Real estate, net" or "Real estate available and held for sale" at its estimated fair value when title to the property is obtained. Any excess of the carrying value of the loan over the estimated fair value of the property (less costs to sell for assets held for sale) is charged-off against the reserve for loan losses as of the date of foreclosure.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
Deferred expenses and other assets—Deferred expenses and other assets include certain non-tenant receivables, leasing costs, lease incentives and financing fees associated with revolving-debt arrangements. Financing fees associated with other debt obligations are recorded as a reduction of the carrying value of "Debt obligations, net" and "Loan participations payable, net" on the Company's consolidated balance sheets. Leasing costs include brokerage, legal and other costs which are amortized over the life of the respective leases and presented as an operating activity in the Company's consolidated statements of cash flows. External fees and costs incurred to obtain long-term debt financing have been deferred and are amortized over the term of the respective borrowing using the effective interest method. Amortization of leasing costs is included in "Depreciation and amortization" and amortization of deferred financing fees is included in "Interest expense" in the Company's consolidated statements of operations.
Identified intangible assets and liabilities—Upon the acquisition of a business, the Company records intangible assets or liabilities acquired at their estimated fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2016, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in "Deferred expenses and other assets, net" and intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" in the Company's consolidated statements of operations.
Loan participations payable, net—The Company accounts for transfers of financial assets under ASC Topic 860, “Transfers and Servicing,” as either sales or secured borrowings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is presented on the balance sheet as "Loan participations payable, net". Financial asset activities that are accounted for as sales are removed from the balance sheet with any realized gain (loss) reflected in earnings during the period of sale.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Revenue recognition—The Company's revenue recognition policies are as follows:
Operating lease income: The Company's leases have all been determined to be operating leases based on analyses performed in accordance with ASC 840. Operating lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable, net" on the Company's consolidated balance sheets.
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
Management estimates losses within its operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date and incorporates an asset-specific component, as well as a general, formula-based reserve based on management's evaluation of the credit risks associated with these receivables. As of December 31, 2016 and 2015, the allowance for doubtful accounts related to real estate tenant receivables was $1.3 million and $1.9 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.3 million and $1.5 million, respectively.
Interest Income: Interest income on loans receivable is recognized on an accrual basis using the interest method.
On occasion, the Company may acquire loans at premiums or discounts. These discounts and premiums in addition to any deferred costs or fees, are typically amortized over the contractual term of the loan using the interest method. Exit fees are also recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion, which is included in "Other income" or "Other expense" in the Company's consolidated statements of operations.
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
Other income: Other income includes revenues from hotel operations, which are recognized when rooms are occupied and the related services are provided. Revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other income also includes gains from sales of loans, loan prepayment fees, yield maintenance payments, lease termination fees and other ancillary income.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
Stock-based compensation—Compensation cost for stock-based awards is measured on the grant date and adjusted over the period of the employees' services to reflect (i) actual forfeitures and (ii) the outcome of awards with performance or service conditions through the requisite service period. Compensation cost for market-based awards is determined using a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock, which is reflected in the grant date fair value. All compensation cost for market-based awards in which the service conditions are met is recognized regardless of whether the market-condition is satisfied. Compensation costs are recognized ratably over the applicable vesting/service period and recorded in "General and administrative" in the Company's consolidated statements of operations.
Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income; the Company, however, is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. While the Company must distribute at least 90% of its taxable income to maintain its REIT status, the Company typically distributes all of its taxable income, if any, to eliminate any tax on undistributed taxable income. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to reduce its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with, and its election to be treated as, a REIT for tax purposes. The Company made foreclosure elections for certain properties acquired through foreclosure, or an equivalent legal process, which allows the Company to operate these properties within the REIT, but subjects net income from these assets to corporate level tax. The carrying value of assets with foreclosure elections as of December 31, 2016 is $578.1 million.
As of December 31, 2015, the Company had $902.9 million of REIT net operating loss ("NOL") carryforwards at the corporate REIT level, which can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2035 if unused. The amount of NOL carryforwards as of December 31, 2016 will be subject to finalization of the Company's 2016 tax return. The Company's tax years from 2012 through 2016 remain subject to examination by major tax jurisdictions. During the year ended December 31, 2016, the Company is expected to have REIT taxable income before the NOL deduction. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" in the Company's consolidated statements of operations.
The Company may participate in certain activities from which it would be otherwise precluded and maintain its qualification as a REIT. These activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRS"), is engaged in various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments in equity affiliates. As of December 31, 2016, $603.9 million of the Company's assets were owned by TRS entities. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The following represents the Company's TRS income tax benefit (expense) ($ in thousands):

	For the Years Ended December 31,
	2016(1)	2015	2014
Current tax benefit (expense)	$9,751	$(7,639)	$(3,912)
Deferred tax benefit (expense)	—	—	—
Total income tax (expense) benefit	$9,751	$(7,639)	$(3,912)
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, excludes a REIT income tax benefit of $0.4 million.
During the year ended December 31, 2016, the Company's TRS entities generated a taxable loss of $49.4 million, resulting in a current tax benefit of $9.8 million, including a benefit for a return to provision adjustment in the amount of $2.8 million. The current benefit was limited to the amount the Company’s TRS expects to receive after it files an NOL carryback claim. The remaining balance of its NOL will be carried forward and the Company’s TRS recorded a full valuation allowance against the related deferred tax asset. During the year ended December 31, 2015, the Company's TRS entities generated taxable income of $17.0 million, which was partially offset by the utilization of NOL carryforwards, resulting in current tax expense of $7.6 million. During the year ended December 31, 2014, the Company's TRS entities generated taxable income of $19.3 million, resulting in current tax expense of $3.9 million.
Total cash paid for taxes for the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $8.4 million and $1.3 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2016 and 2015, respectively. Changes in estimates of deferred tax asset realizability, if any, are included in "Income tax (expense) benefit" in the consolidated statements of operations.
Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of December 31,
	2016	2015
Deferred tax assets(1)	$66,498	$53,910
Valuation allowance	(66,498)	(53,910)
Net deferred tax assets (liabilities)	$—	$—
_______________________________________________________________________________

(1)
Deferred tax assets as of December 31, 2016 include timing differences related primarily to asset basis of $29.7 million, deferred expenses and other items of $17.9 million, NOL carryforwards of $15.6 million and other credits of $3.3 million. Deferred tax assets as of December 31, 2015 include timing differences related primarily to asset basis of $40.0 million, deferred expenses and other items of $10.7 million and NOL carryforwards of $3.2 million.

Earnings per share—The Company uses the two-class method in calculating earnings per share ("EPS") when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Vested HPU shares were entitled to dividends of the Company when dividends were declared. Basic earnings per share ("Basic EPS") for the Company's common stock and HPU shares are computed by dividing net income allocable to common shareholders and HPU holders by the weighted average number of shares of common stock and HPU shares outstanding for the period, respectively. Diluted earnings per share ("Diluted EPS") is calculated similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed a "Participating Security" and are included in the computation of earnings per share pursuant to the two-

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

class method. The Company's unvested common stock equivalents and restricted stock awards granted under its Long-Term Incentive Plans that are eligible to participate in dividends are considered Participating Securities and have been included in the two-class method when calculating EPS.
New accounting pronouncements—In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01") to provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted under certain conditions. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18") which requires that restricted cash be included with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents on the statement of cash flows. In addition, ASU 2016-18 requires disclosure of what is included in restricted cash. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") which was issued to reduce diversity in practice in how certain cash receipts and cash payments, including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. For operating leases, a lessee will be required to do the following: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (iii) classify all cash payments within operating activities in the statement of cash flows. For operating lease arrangements for which the Company is the lessee, primarily the lease of office space, the Company expects the impact of ASU 2016-02 to be the recognition of a right-of-use asset and lease liability on its consolidated balance sheets. The accounting applied by the Company as a lessor will be largely unchanged from that applied under previous GAAP. However, in certain instances, a new long-term lease of land subsequent to adoption could be classified as a sales-type lease, which could result in the Company derecognizing the underlying asset from its books and recording a profit or loss on sale and the net investment in the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

15, 2017. Early adoption is not permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") which requires management to evaluate whether there is substantial doubt that the Company is able to continue operating as a going concern within one year after the date the financial statements are issued or available to be issued. If there is substantial doubt, additional disclosure is required, including the principal condition or event that raised the substantial doubt, the Company's evaluation of the condition or event in relation to its ability to meet its obligations and the Company's plan to alleviate (or, which is intended to alleviate) the substantial doubt. ASU 2014-15 was effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of ASU 2014-15 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. Although most of the Company's revenue is operating lease income generated from lease contracts and interest income generated from financial instruments, certain other of the Company's revenue streams will be impacted by the new guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of December 31, 2016
Land, at cost	$272,666	$211,054	$483,720
Buildings and improvements, at cost	1,111,589	311,283	1,422,872
Less: accumulated depreciation	(368,665)	(46,175)	(414,840)
Real estate, net	1,015,590	476,162	1,491,752
Real estate available and held for sale (2)	1,284	82,480	83,764
Total real estate	$1,016,874	$558,642	$1,575,516
As of December 31, 2015
Land, at cost	$306,172	$133,275	$439,447
Buildings and improvements, at cost	1,183,723	427,371	1,611,094
Less: accumulated depreciation	(377,416)	(79,142)	(456,558)
Real estate, net	1,112,479	481,504	1,593,983
Real estate available and held for sale (2)	—	137,274	137,274
Total real estate	$1,112,479	$618,778	$1,731,257
_______________________________________________________________________________

(1)
In 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the "Net Lease Venture") and gave a right of first refusal to the Net Lease Venture on all new net lease investments (refer to Note 7 for more information on the Net Lease Venture). The Company is responsible for sourcing new opportunities and managing the Net Lease Venture and its assets in exchange for a promote and management fee.

(2)	As of December 31, 2016 and 2015 the Company had $82.5 million and $137.3 million, respectively, of residential properties available for sale in its operating properties portfolio.

Real Estate Available and Held for Sale—During the year ended December 31, 2016, the Company transferred net lease assets with a carrying value of $1.8 million and a commercial operating property with a carrying value of $16.1 million to held for sale due to executed contracts with third parties. The Company also acquired two residential condominium units for $1.8 million that are held for sale and had no operations as of December 31, 2016.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2015, the Company transferred net lease assets with a carrying value of $8.2 million to held for sale due to executed contracts with third parties and transferred a commercial operating property with a carrying value of $2.9 million to held for investment due to a change in business strategy.

During the year ended December 31, 2014, the Company transferred units with a carrying value of $56.7 million to held for sale due to the conversion of hotel rooms to residential units to be sold. The Company also transferred net lease assets with a carrying value of $4.0 million to held for sale due to executed contracts with third parties.

Acquisitions—During the year ended December 31, 2016, the Company acquired one net lease asset for $32.7 million. During the same period, the Company also acquired land for $3.9 million and simultaneously entered into a 99 year ground net lease with the seller of the land. The land acquired is included in our net lease business segment.

During the year ended December 31, 2015, the Company acquired, via deed-in-lieu, title to a residential operating property, which had a total fair value of $13.4 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

During the year ended December 31, 2014, the Company acquired, via deed-in-lieu, title to three commercial operating properties which had a total fair value of $72.4 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with these transactions. The following unaudited table summarizes the Company's pro forma revenues and net income for the year ended December 31, 2014 as if the acquisition of the properties acquired during the year ended December 31, 2014 was completed on January 1, 2013 (unaudited and $ in thousands):

Pro forma total revenues	$466,327
Pro forma net income	15,351

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
Dispositions—During the years ended December 31, 2016, 2015 and 2014, the Company sold residential condominiums for total net proceeds of $97.8 million, $127.9 million and $236.2 million, respectively, and recorded income from sales of real estate totaling $26.1 million, $40.1 million and $79.1 million, respectively.
During the years ended December 31, 2016, 2015 and 2014, the Company sold net lease assets for total net proceeds of $117.2 million, $100.8 million and $127.2 million, respectively, and recorded income from sales of real estate of $21.1 million, $40.1 million and $6.2 million, respectively.
During the year ended December 31, 2016, the Company sold commercial operating properties for total net proceeds of $229.1 million and recorded income from sales of real estate totaling $49.3 million.
During the year ended December 31, 2015, the Company sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest (refer to Note 7). The Company recognized a gain on sale of $13.6 million, reflecting the Company's share of the interest sold to a third party, which was recorded as "Income from sales of real estate" in the Company's consolidated statements of operations.
During the year ended December 31, 2015, the Company, through a consolidated entity, sold a leasehold interest in a commercial operating property with a carrying value of $126.3 million for net proceeds of $93.5 million and simultaneously entered into a ground lease with the buyer with an initial term of 99 years. The Company sold the leasehold interest at below fair value to incentivize the buyer to enter into an above market ground lease. As a result, the Company recorded no gain or loss on the sale and recorded a lease incentive asset of $32.8 million, which is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. In December 2015, the Company acquired the noncontrolling interest in the entity for $6.4 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2015, the Company also sold three commercial operating properties for net proceeds of $5.0 million which approximated carrying value.
During the year ended December 31, 2014, the Company sold its 72% interest in a previously consolidated entity, which owned a net lease asset subject to a non-recourse mortgage of $26.0 million at the time of sale, to the Net Lease Venture for net proceeds of $10.1 million that approximated carrying value (refer to Note 7). During the year ended December 31, 2014, the Company also sold a net lease asset for net proceeds of $93.7 million, which approximated carrying value, to the Net Lease Venture (refer to Note 7).
During the year ended December 31, 2014, the Company sold commercial operating properties for total net proceeds of $34.2 million and recorded income from sales of real estate of $4.6 million.
Impairments—During the years ended December 31, 2016, 2015 and 2014, the Company recorded impairments on real estate assets totaling $10.7 million, $5.9 million and $11.8 million, respectively. The impairments recorded in 2016 resulted from unfavorable local market conditions on residential operating properties and impairments upon the execution of sales contracts on net lease assets. The impairments recorded in 2015 resulted from a change in business strategy for two commercial operating properties and unfavorable local market conditions for one residential property. The impairments recorded in 2014 resulted from changes in business strategy for a residential property, unfavorable local market conditions for two real estate properties and from the sale of net lease assets.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $24.3 million, $26.8 million and $30.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of December 31, 2016 and 2015, the allowance for doubtful accounts related to real estate tenant receivables was $1.3 million and $1.9 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.3 million and $1.5 million, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.
Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable leases, excluding customer reimbursements of expenses, in effect as of December 31, 2016, are as follows ($ in thousands):

Year	Net Lease Assets	Operating Properties
2017	$120,055	$36,580
2018	123,005	34,535
2019	123,567	30,805
2020	123,059	28,225
2021	123,063	26,794

Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of December 31,
	2016	2015
Land and land development, at cost	$952,051	$1,007,995
Less: accumulated depreciation	(6,486)	(6,032)
Total land and development, net	$945,565	$1,001,963

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Acquisitions—During the year ended December 31, 2016, the Company acquired an additional 10.7% interest in a consolidated entity for $10.8 million. The Company owns 95.7% of the entity as of December 31, 2016.

During the year ended December 31, 2016, the Company acquired, via deed-in-lieu, title to two land assets which had a total fair value of $40.6 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with these transactions.

During the year ended December 31, 2014, the Company acquired, via deed-in-lieu, title to a land asset that previously served as collateral for loans receivable. The fair value of the land asset was $5.5 million.

Dispositions—During the years ended December 31, 2016, 2015 and 2014, the Company sold residential lots and parcels and recognized land development revenue of $88.3 million, $100.2 million and $15.2 million, respectively, from its land and development portfolio. During the years ended December 31, 2016, 2015 and 2014, the Company recognized land development cost of sales of $62.0 million, $67.4 million and $12.8 million, respectively, from its land and development portfolio.

During the year ended December 31, 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest (refer to Note 7). The Company recognized a gain of $8.8 million, reflecting the Company's share of the interest sold to a third party, which was recorded as "Income from sales of real estate" in the Company's consolidated statement of operations.

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

During the year ended December 31, 2014, the Company contributed land with a carrying value of $9.5 million to a newly formed unconsolidated entity (refer to Note 7). During the same period, the Company also sold properties with a carrying value of $6.8 million for proceeds that approximated carrying value.
Impairments—During the years ended December 31, 2016, 2015 and 2014, the Company recorded impairments on land and development assets of $3.8 million, $4.6 million and $22.8 million, respectively.

Redeemable Noncontrolling Interest—The Company has a majority interest in a strategic venture that provides the third party minority partner an option to redeem its interest at fair value. The Company has reflected the partner's noncontrolling interest in this venture as a component of redeemable noncontrolling interest within its consolidated balance sheets. Changes in fair value are being accreted over the term from the date of issuance of the redemption option to the earliest redemption date using the interest method. As of December 31, 2016 and December 31, 2015, this interest had a carrying value of $1.3 million and $7.2 million, respectively. As of December 31, 2016 and 2015, this interest had a redemption value of zero and $9.2 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of December 31,
Type of Investment	2016	2015
Senior mortgages	$940,738	$975,915
Corporate/Partnership loans	490,389	643,270
Subordinate mortgages	24,941	28,676
Total gross carrying value of loans	1,456,068	1,647,861
Reserves for loan losses	(85,545)	(108,165)
Total loans receivable, net	1,370,523	1,539,696
Other lending investments—securities	79,916	62,289
Total loans receivable and other lending investments, net	$1,450,439	$1,601,985

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

During the year ended December 31, 2015, the Company sold a loan with a carrying value of $5.5 million. No gain or loss was recorded on the sale. During the year ended December 31, 2014, the Company sold loans with an aggregate carrying value of $30.8 million and recorded gains of $19.1 million. Gains on sales of loans are recorded in "Other income" in the Company's consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Reserve for loan losses at beginning of period	$108,165	$98,490	$377,204
(Recovery of) provision for loan losses(1)	(12,514)	36,567	(1,714)
Charge-offs	(10,106)	(26,892)	(277,000)
Reserve for loan losses at end of period	$85,545	$108,165	$98,490
______________________________________________________________________________

(1)
For the years ended December 31, 2016, 2015 and 2014, the provision for loan losses includes recoveries of previously recorded asset-specific loan loss reserves of $13.7 million, $0.6 million and $10.1 million, respectively.

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of December 31, 2016
Loans	$253,941	$1,209,062	$1,463,003
Less: Reserve for loan losses	(62,245)	(23,300)	(85,545)
Total(3)	$191,696	$1,185,762	$1,377,458
As of December 31, 2015
Loans	$132,492	$1,524,347	$1,656,839
Less: Reserve for loan losses	(72,165)	(36,000)	(108,165)
Total(3)	$60,327	$1,488,347	$1,548,674
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.4 million and $0.2 million as of December 31, 2016 and 2015, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income. During the year ended December 31, 2016, the Company transferred a loan with a gross carrying value of $157.2 million to non-performing status due to the initiation of bankruptcy proceedings related to the collateral, which resulted in the release of $11.6 million of the general reserve. The Company performed a valuation and recorded a specific reserve of $12.5 million.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $1.9 million and $8.2 million as of December 31, 2016 and 2015, respectively.

(3)
The Company's recorded investment in loans as of December 31, 2016 and 2015 includes accrued interest of $6.9 million and $9.0 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of December 31, 2016 and 2015, excludes $79.9 million and $62.3 million, respectively, of securities that are evaluated for impairment under ASC 320.

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
Notes to Consolidated Financial Statements (Continued)

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of December 31,
	2016		2015
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$859,250	3.12	$853,595	2.96
Corporate/Partnership loans	335,677	3.09	641,713	3.37
Subordinate mortgages	14,135	3.00	29,039	3.64
Total	$1,209,062	3.11	$1,524,347	3.15

The Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

As of December 31, 2016	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$868,505	$—	$76,677	$76,677	$945,182
Corporate/Partnership loans	335,677	—	157,146	157,146	492,823
Subordinate mortgages	24,998	—	—	—	24,998
Total	$1,229,180	$—	$233,823	$233,823	$1,463,003
As of December 31, 2015
Senior mortgages	$864,099	$—	$116,250	$116,250	$980,349
Corporate/Partnership loans	647,451	—	—	—	647,451
Subordinate mortgages	29,039	—	—	—	29,039
Total	$1,540,589	$—	$116,250	$116,250	$1,656,839
_______________________________________________________________________________

(1)
As of December 31, 2016, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding. As of December 31, 2015, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 7.0 years outstanding.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of December 31, 2016			As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Subordinate mortgages	$10,862	$10,846	$—	$—	$—	$—
Subtotal	$10,862	$10,846	$—	$—	$—	$—
With an allowance recorded:
Senior mortgages	$85,933	$85,780	$(49,774)	$126,754	$125,776	$(69,627)
Corporate/Partnership loans	157,146	146,783	(12,471)	5,738	5,738	(2,538)
Subtotal	$243,079	$232,563	$(62,245)	$132,492	$131,514	$(72,165)
Total:
Senior mortgages	$85,933	$85,780	$(49,774)	$126,754	$125,776	$(69,627)
Corporate/Partnership loans	157,146	146,783	(12,471)	5,738	5,738	(2,538)
Subordinate mortgages	10,862	10,846	—	—	—	—
Total	$253,941	$243,409	$(62,245)	$132,492	$131,514	$(72,165)
_______________________________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Years Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$3,661	$226	$—	$—	$35,659	$1,922
Subordinate mortgages	6,799	—	—	—	—	—
Subtotal	10,460	226	—	—	35,659	1,922
With an allowance recorded:
Senior mortgages	118,921	—	129,135	38	334,351	158
Corporate/Partnership loans	66,101	—	24,252	12	52,963	181
Subtotal	185,022	—	153,387	50	387,314	339
Total:
Senior mortgages	122,582	226	129,135	38	370,010	2,080
Corporate/Partnership loans	66,101	—	24,252	12	52,963	181
Subordinate mortgages	6,799	—	—	—	—	—
Total	$195,482	$226	$153,387	$50	$422,973	$2,261

There was no interest income related to the resolution of non-performing loans recorded during the years ended December 31, 2016, 2015 and 2014.

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
Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of December 31, 2016, there were no unfunded commitments associated with modified loans considered troubled debt restructurings.

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of December 31, 2016
Available-for-Sale Securities
Municipal debt securities	$21,240	$21,240	$426	$21,666	$21,666
Held-to-Maturity Securities
Debt securities	58,454	58,250	2,753	61,003	58,250
Total	$79,694	$79,490	$3,179	$82,669	$79,916
As of December 31, 2015
Available-for-Sale Securities
Municipal debt securities	$1,010	$1,010	$151	$1,161	$1,161
Held-to-Maturity Securities
Debt securities	54,549	61,128	71	61,199	61,128
Total	$55,559	$62,138	$222	$62,360	$62,289

As of December 31, 2016, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	58,250	61,003	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	21,240	21,666
Total	$58,250	$61,003	$21,240	$21,666

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

	Carrying Value		Equity in Earnings (Losses)
	As of December 31,		For the Years Ended December 31,
	2016	2015	2016	2015	2014
Real estate equity investments
iStar Net Lease I LLC ("Net Lease Venture")	$92,669	$69,096	$3,567	$5,221	$1,915
Marina Palms, LLC ("Marina Palms")	35,185	30,099	22,053	23,626	14,671
Other real estate equity investments (1)	53,202	81,452	41,822	(5,280)	36,842
Subtotal	181,056	180,647	67,442	23,567	53,428
Other strategic investments (2)(3)	33,350	73,525	9,907	8,586	41,477
Total	$214,406	$254,172	$77,349	$32,153	$94,905
_______________________________________________________________________________

(1)
During the year ended December 31, 2016, a majority-owned consolidated subsidiary of the Company sold its interest in a real estate equity method investment for net proceeds of $39.8 million and recognized equity in earnings of $31.5 million, of which $10.1 million was attributable to the noncontrolling interest. In addition, the Company received a distribution from one of its real estate equity method investments and recognized equity in earnings during the year ended December 31, 2016 of $11.6 million. During the year ended December 31, 2014, the Company recognized $32.9 million of earnings from equity method investments resulting from asset sales by one of its equity method investees.

(2)
During the year ended December 31, 2014, the Company recognized $23.4 million of earnings from equity method investments resulting from asset sales and a legal settlement by one of its equity method investees.

(3)
In conjunction with the sale of the Company's interests in Oak Hill Advisors, L.P. in 2011, the Company retained a share of the carried interest related to various funds. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $4.3 million, $2.2 million and $9.0 million, respectively, of carried interest income.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a new unconsolidated entity in which the Company has an equity interest of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the year ended December 31, 2016, the Net Lease Venture acquired two office properties and the Company made contributions to the Net Lease Venture of $37.7 million. During the year ended December 31, 2014, the Company sold a net lease asset for net proceeds of $93.7 million, which approximated carrying value, to the Net Lease Venture. The Company also sold its 72% interest in a previously consolidated entity, which owns a net lease asset subject to a mortgage of $26.0 million, to the Net Lease Venture for net proceeds of $10.1 million, which approximated carrying value. During the same period, the Net Lease Venture purchased a portfolio of 58 net lease assets for a purchase price of $200.0 million from a third party. As of December 31, 2016 and 2015, the venture's carrying value of total assets was $511.3 million and $400.2 million, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $1.6 million, $1.5 million and $1.3 million, respectively, of management fees from the Net Lease Venture. The management fees are included in "Other income" in the Company's consolidated statements of operations. In November 2016, the Net Lease Venture placed five year non-recourse financing of $29.0 million on one of its net lease assets. Net proceeds from the financing were distributed to the members of which the Company received $13.2 million. In June 2015, the Net Lease Venture placed ten year non-recourse financing of $120.0 million on one of its net lease assets. Net proceeds from the financing were distributed to its members of which the Company received approximately $61.2 million.
Marina Palms—As of December 31, 2016, the Company owned a 47.5% equity interest in Marina Palms, a 468 unit, two tower residential condominium development in North Miami Beach, Florida. The 234 unit north tower has one unit remaining for sale as of December 31, 2016. The 234 unit south tower is 83% pre-sold (based on unit count) as of December 31, 2016. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of December 31, 2016 and 2015, the venture's carrying value of total assets was $201.8 million and $278.5 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Other real estate equity investments—As of December 31, 2016, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 20% to 85%, comprised of investments of $3.6 million in operating properties and $49.6 million in land assets. As of December 31, 2015, the Company's other real estate equity investments included $11.1 million in operating properties and $70.4 million in land assets.
In December 2016, the Company sold a land and development asset for $36.0 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest (refer to Note 5). The Company recognized a gain of $8.8 million, reflecting the Company's share of the interest sold to a third party, which was recorded as "Income from sales of real estate" in the Company's consolidated statements of operations. The Company and its partner both made $7.0 million contributions to the venture and the Company provided financing to the entity in the form of a $27.0 million senior loan, of which $23.0 million was funded as of December 31, 2016. The Company received $17.6 million of net proceeds from the sale of the asset. This entity is a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner.
During the year ended December 31, 2015, the Company sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest (refer to Note 4). The Company recognized a gain on sale of $13.6 million, reflecting the Company's share of the interest sold to a third party, which was recorded as "Income from sales of real estate" in the Company's consolidated statements of operations. The venture placed financing on the property and proceeds from the financing were distributed to its members. Net proceeds received by the Company were $55.4 million, which was net of the Company's $13.6 million non-cash equity contribution to the venture and inclusive of a $21.0 million distribution from the financing proceeds. This entity is not a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner.
During the year ended December 31, 2014, the Company contributed land to a newly formed unconsolidated entity in which the Company received an initial equity interest of 85.7%. As of December 31, 2016, this entity is not a VIE and the Company does not have a controlling interest due to shared control of the entity with the partner. Additionally, the Company committed to provide $45.7 million of mezzanine financing to the entity. As of December 31, 2015, the loan balance was $33.7 million and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. In September 2016, the entity secured non-recourse financing from a third-party lender, paid off in full the mezzanine loan from the Company and distributed the excess proceeds from the financing to the partners. The Company received a distribution in excess of its carrying value and recorded equity in earnings of $11.6 million. The Company has no further obligation nor intention to fund the venture in the future. Subsequent to the distribution of the financing proceeds, the operating agreement of the entity was amended and the Company retained a 50% interest in the entity. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $3.6 million, $3.9 million and $0.6 million of interest income, respectively. As of December 31, 2016 and 2015, the Company had a recorded equity interest of zero and $6.3 million, respectively.
During the year ended December 31, 2014, the Company and a consortium of co-lenders formed a new unconsolidated entity, in which the Company received an initial 15.7% equity interest, which acquired, via foreclosure sale, title to a land asset which previously served as collateral for a loan receivable held by the consortium. This entity is not a VIE and the Company does not have controlling interest in the entity as the Company's voting rights are based on its ownership percentage in the entity. During the year ended December 31, 2014, as a result of the transaction, the Company recorded an additional provision of $2.8 million in "Provision for (recovery of) loan losses" in its consolidated statements of operations. In 2016, the Company purchased the units of another member in the entity for $1.9 million that increased its equity interest to 20.1%. Also during 2016, the Company recorded a $3.6 million impairment in equity in earnings due to a reduction in the estimated fair value of the underlying property. As of December 31, 2016 and 2015, the Company had a recorded equity interest of $26.4 million and $24.0 million, respectively.
Other strategic investments—As of December 31, 2016, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. As of December 31, 2016 and 2015, the carrying value of the Company's cost method investments was $1.4 million and $1.5 million, respectively. During the year ended December 31, 2015, the Company sold available-for-sale securities for proceeds of $7.4 million for gains of $2.6 million, which are included in "Other income" in the Company's consolidated statements of operations. The amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Summarized investee financial information—The following tables present the investee level summarized financial information of the Company's equity method investments ($ in thousands):

	As of December 31,			For the Years Ended December 31,
	2016	2015		2016	2015	2014
Balance Sheets			Income Statements
Total assets	$2,803,411	$3,597,587	Revenues	$272,281	$481,224	$626,039
Total liabilities	683,079	768,622	Expenses	(227,720)	(245,968)	(185,603)
Noncontrolling interests	23,544	19,208	Net income attributable to parent entities	42,209	234,529	440,210
Total equity	2,096,788	2,809,757
Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of December 31,
	2016	2015
Intangible assets, net(1)	$63,098	$71,446
Other receivables(2)	52,820	22,557
Other assets	39,591	36,999
Restricted cash	25,883	26,657
Leasing costs, net(3)	12,566	19,393
Corporate furniture, fixtures and equipment, net(4)	5,691	4,405
Deferred expenses and other assets, net	$199,649	$181,457
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. This balance also includes a lease incentive asset of $32.8 million (refer to Note 4). Accumulated amortization on intangible assets, net was $32.6 million and $37.3 million as of December 31, 2016 and 2015, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $4.1 million, $6.7 million and $8.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $1.9 million, $3.6 million and $6.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)	As of December 31, 2016 and 2015, includes $26.0 million and $11.3 million, respectively, of receivables related to the construction and development of an amphitheater (refer to Note 5).

(3)	Accumulated amortization of leasing costs was $6.7 million and $9.8 million as of December 31, 2016 and 2015, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $9.0 million and $8.1 million as of December 31, 2016 and 2015, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of December 31,
	2016	2015
Other liabilities(1)	$75,993	$80,332
Accrued expenses(2)	72,693	68,937
Accrued interest payable	54,033	55,081
Intangible liabilities, net(3)	8,851	10,485
Accounts payable, accrued expenses and other liabilities	$211,570	$214,835
_______________________________________________________________________________

(1)
As of December 31, 2016 and 2015, "Other liabilities" includes $24.0 million and $14.5 million, respectively, related to profit sharing arrangements with developers for certain properties sold. As of December 31, 2016 and 2015, includes $1.2 million and $4.4 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of December 31, 2016 and 2015, "Other liabilities" also includes $8.5 million and $6.6 million, respectively related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(2)
As of December 31, 2016 and 2015, accrued expenses includes $1.7 million and $5.3 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market leases was $6.4 million and $6.6 million as of December 31, 2016 and 2015, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $1.1 million, $1.5 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible assets—The estimated expense from the amortization of lease incentives and in-place leases for each of the five succeeding fiscal years is as follows ($ in thousands):

2017	$2,484
2018	2,135
2019	2,097
2020	2,068
2021	2,022

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	December 31, 2016	December 31, 2015
Loan participations payable(1)	$160,251	$153,000
Debt discounts and deferred financing costs, net	(930)	(914)
Total loan participations payable, net	$159,321	$152,086
_______________________________________________________________________________

(1)
As of December 31, 2016, the Company had three loan participations payable with a weighted average interest rate of 4.8%. As of December 31, 2015, the Company had two loan participations payable with a weighted average interest rate of 4.6%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the corresponding loan receivable balances were $159.1 million and $153.0 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Debt Obligations, net

As of December 31, 2016 and 2015, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of December 31,		Stated Interest Rates		Scheduled Maturity Date
	2016	2015
Secured credit facilities and mortgages:
2015 $250 Million Secured Revolving Credit Facility	$—	$250,000	LIBOR + 2.75%	(1)	March 2018
2016 Senior Secured Credit Facility	498,648	—	LIBOR + 4.50%	(2)	July 2020
Mortgages collateralized by net lease assets	249,987	239,547	3.875% - 7.26%	(3)	Various through 2032
2012 Tranche A-2 Facility	—	339,717	LIBOR + 5.75%	(4)	—
Total secured credit facilities and mortgages	748,635	829,264
Unsecured notes:
5.875% senior notes	—	261,403	5.875%		—
3.875% senior notes	—	265,000	3.875%		—
3.00% senior convertible notes(5)	—	200,000	3.00%		—
1.50% senior convertible notes(6)	—	200,000	1.50%		—
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.00% senior notes	275,000	275,000	9.00%		June 2017
4.00% senior notes(7)	550,000	550,000	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes(8)	300,000	300,000	4.875%		July 2018
5.00% senior notes(9)	770,000	770,000	5.00%		July 2019
6.50% senior notes(10)	275,000	—	6.50%		July 2021
Total unsecured notes	2,569,722	3,221,125
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,418,357	4,150,389
Debt discounts and deferred financing costs, net	(28,449)	(31,566)
Total debt obligations, net (11)	$3,389,908	$4,118,823
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

(3)	As of December 31, 2016 and 2015, includes a loan with a floating rate of LIBOR plus 2.00%. As of December 31, 2016, the weighted average interest rate of these loans is 5.1%.

(4)	The loan had a LIBOR floor of 1.25%.

(5)
The Company's 3.00% senior convertible fixed rate notes due November 2016 ("3.00% Convertible Notes") were convertible at the option of the holders, into 85.0 shares per $1,000 principal amount of 3.00% Convertible Notes, at $11.77 per share at any time prior to the close of business on November 14, 2016. $9.6 million principal amount of the 3.00% Convertible Notes were converted into 0.8 million shares of common stock.

(6)
The Company's 1.50% senior convertible fixed rate notes due November 2016 ("1.50% Convertible Notes") were convertible at the option of the holders, into 57.8 shares per $1,000 principal amount of 1.50% Convertible Notes, at $17.29 per share at any time prior to the close of business on November 14, 2016. None of the 1.50% Convertible Notes were converted into shares of common stock.

(7)	The Company can prepay these senior notes without penalty beginning August 1, 2017.

(8)	The Company can prepay these senior notes without penalty beginning January 1, 2018.

(9)	The Company can prepay these senior notes without penalty beginning July 1, 2018.

(10)	The Company can prepay these senior notes without penalty beginning July 1, 2020.

(11)	The Company capitalized interest relating to development activities of $5.8 million, $5.3 million and $4.9 million for the years ended December 31, 2016 2015 and 2014, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Scheduled Maturities—As of December 31, 2016, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2017(1)	$924,722	$—	$924,722
2018	600,000	11,196	611,196
2019	770,000	29,191	799,191
2020	—	498,648	498,648
2021	275,000	119,860	394,860
Thereafter	100,000	89,740	189,740
Total principal maturities	2,669,722	748,635	3,418,357
Unamortized discounts and deferred financing costs, net	(18,426)	(10,023)	(28,449)
Total debt obligations, net	$2,651,296	$738,612	$3,389,908
_____________________________________________________________________________

(1)
The Company has $924.7 million of debt obligations maturing in three separate tranches during 2017, and $311.2 million of other debt obligations maturing before the end of February 2018, as listed in the debt obligations table above. The Company's plans to satisfy these obligations primarily consist of accessing the debt and/or equity markets to obtain capital to satisfy the maturing obligations. In addition, management intends to execute on its business strategy of disposing of assets and selling interests in business lines as well as collecting loan repayments from borrowers to further generate available liquidity. Should these sources of capital not be sufficiently available, the Company will slow its pace of making new investments and will need to identify alternative sources of capital. As of February 23, 2017, the Company had approximately $710.7 million of cash and available capacity under existing borrowing arrangements.

2016 Senior Secured Credit Facility—In June 2016, the Company entered into a senior secured credit facility of $450.0 million (the "2016 Senior Secured Credit Facility"). In August 2016, the Company upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Secured Credit Facility was issued at 99% of par and the upsize was issued at par. The 2016 Senior Secured Credit Facility bears interest at a floating rate of LIBOR plus 4.50% with a 1.00% LIBOR floor. Subsequent to December 31, 2016, the Company repriced the 2016 Senior Secured Credit Facility to LIBOR plus 3.75% with a 1.00% LIBOR floor. The 2016 Senior Secured Credit Facility is collateralized 1.25x by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2016 Senior Secured Credit Facility. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees, and is required to repay 0.25% of the principal amount outstanding on the first business day of each quarter beginning on October 3, 2016. Proceeds from the 2016 Senior Secured Credit Facility, together with cash on hand, were primarily used to repay in full the remaining $323.2 million 2012 Secured Tranche A-2 Facility and repay the $245.0 million balance outstanding on the 2015 Secured Revolving Credit Facility (as defined below).
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

2016 Secured Term Loan—In December 2016, the Company arranged a $170.0 million delayed draw secured term loan (the "2016 Secured Term Loan"). The 2016 Secured Term Loan bears interest at a rate of LIBOR + 1.50%. As of December 31, 2016, the Company had not yet drawn on the 2016 Secured Term Loan.

2015 Secured Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.5%, based on average utilization each quarter. During the year ended December 31, 2016, the weighted average cost of the credit facility was 3.19%. Commitments under the revolving facility mature in March 2018. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019. As of December 31, 2016, the Company had $250.0 million of borrowing capacity available under the 2015 Secured Revolving Credit Facility.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

The 2012 Secured Tranche A-1 Facility was fully repaid in August 2013. In June 2016, proceeds from the 2016 Senior Secured Credit Facility were used to repay in full the remaining 2012 Secured Tranche A-2 Facility. During the years ended December 31, 2016, 2015 and 2014, repayments of the 2012 Secured Tranche A-2 Facility prior to maturity resulted in losses on early extinguishment of debt of $1.2 million, $0.3 million and $1.5 million, respectively, related to the accelerated amortization of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

Unsecured Notes—In March 2016, the Company repaid its $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, the Company issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility. In addition, the Company retired its $200.0 million principal amount of 3.0% senior unsecured convertible notes due November 2016 with available cash after the conversion of $9.6 million principal amount into 0.8 million shares of the Company's common stock. The Company also repurchased and retired its $200.0 million principal amount of 1.50% senior unsecured convertible notes due November 2016 using available cash. During the year ended December 31, 2016, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.4 million. This amount is included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

Encumbered/Unencumbered Assets—As of December 31, 2016 and 2015, the carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of December 31,
	2016		2015
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$881,212	$610,540	$816,721	$777,262
Real estate available and held for sale	—	83,764	10,593	126,681
Land and development, net	35,165	910,400	17,714	984,249
Loans receivable and other lending investments, net(1)(2)	172,581	1,142,050	170,162	1,314,823
Other investments	—	214,406	22,352	231,820
Cash and other assets	—	639,588	—	1,008,415
Total	$1,088,958	$3,600,748	$1,037,542	$4,443,250
_______________________________________________________________________________

(1)	As of December 31, 2016 and 2015, the amounts presented exclude general reserves for loan losses of $23.3 million and $36.0 million, respectively.

(2)	As of December 31, 2016 and 2015, the amounts presented exclude loan participations of $159.1 million and $153.0 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis, the Company's consolidated fixed charge coverage ratio, determined in accordance with the indentures governing the Company's debt securities, is 1.5x or lower. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. If the Company's ability to incur additional indebtedness under the fixed charge coverage ratio is limited, the Company is permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2016, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$366,287	$14,616	$25,574	$406,477
Strategic Investments	—	—	45,540	45,540
Total(2)	$366,287	$14,616	$71,114	$452,017
_______________________________________________________________________________

(1)	Excludes $158.7 million of commitments on loan participations sold that are not the obligation of the Company.

(2)	The Company did not have any Discretionary Fundings as of December 31, 2016.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Other Commitments—Total operating lease expense for the years ended December 31, 2016, 2015 and 2014 was $5.9 million, $6.0 million and $5.8 million, respectively. Future minimum lease obligations under non-cancelable operating leases are as follows ($ in thousands):

2017	$5,463
2018	4,552
2019	3,692
2020	3,696
2021	1,439
Thereafter	3,752

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

Shareholder Action
On March 7, 2014, a shareholder action purporting to assert derivative, class and individual claims was filed in the Circuit Court for Baltimore City, Maryland naming the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint sought unspecified damages and other relief and alleged breach of fiduciary duty, breach of contract and other causes of action arising out of shares of our common stock issued by the Company to our senior executives pursuant to restricted stock unit awards granted in December 2008 and modified in July 2011. On October 30, 2014, the Circuit Court granted the Company’s motion to dismiss all of plaintiffs' claims in this action. Plaintiffs appealed the dismissal of their claims and, on January 28, 2016, the Maryland Court of Special Appeals affirmed the order of the Circuit Court. Plaintiffs filed a petition for certiorari with the Maryland Court of Appeals, which agreed to hear the appeal. On January 20, 2017, the Maryland Court of Appeals (Maryland’s highest court) issued its opinion affirming the dismissal of all of plaintiffs’ claims against the Company and the other defendants.

U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
On January 22, 2015, the United States District Court for the District of Maryland (the "Court") entered a judgment in favor of the Company in the matter of Lennar v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863). The litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. The Court found that the Company is entitled to specific performance and awarded damages to it in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) interest on the unpaid amount at a rate of 12% per annum, calculated on a per diem basis, from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. Lennar appealed the Court's judgment and has posted an appeal bond. The Court granted Lennar's motion to stay the judgment pending appeal and also clarified the judgment that the unpaid amount will accrue simple interest at a rate of 12% annually, including while the appeal is pending. In the pending appeal before the United States Court of Appeals for the Fourth Circuit, oral argument is scheduled to be held on March 23, 2017. There can be no assurance as to the timing or actual receipt by the Company of amounts awarded by the Court or the outcome of the appeal. A third party purchased a participation interest in the Company's original loan and as of December 31, 2016 holds a 4.3% participation interest in all proceeds.

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
Substantially all of the Company's real estate as well as assets collateralizing its loans receivable are located in the United States. As of December 31, 2016, the only states with a concentration greater than 10.0% were New York with 19.0% and California with 13.0%. As of December 31, 2016, the Company's portfolio contains concentrations in the following asset types: land 22.4%, office/industrial 22.9%, hotel 12.5%, entertainment/leisure 10.6%, condominium 10.0% and mixed use/mixed collateral 10.0%.
The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have a material adverse effect on the Company. As of December 31, 2016, the Company's five largest borrowers or tenants collectively accounted for approximately 18.4% of the Company's 2016 revenues, of which no single customer accounts for more than 5.9%.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015 ($ in thousands):

	Derivative Assets as of December 31,				Derivative Liabilities as of December 31,
	2016		2015		2016		2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$—	Other Assets	$39	Other Liabilities	$8	N/A	$—
Interest rate swaps	N/A	—	N/A	—	Other Liabilities	39	Other Liabilities	131
Total		$—		$39		$47		$131
Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	Other Assets	$702	Other Assets	$378	N/A	$—	N/A	$—
Interest rate cap	Other Assets	25	Other Assets	1,105	N/A	—	N/A	—
Total		$727		$1,483		$—		$—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Year Ended December 31, 2016
Interest rate cap	Interest Expense	$—	$(185)	N/A
Interest rate cap	Earnings from equity investments	(4)	(3)	N/A
Interest rate swaps	Interest Expense	(175)	(32)	N/A
Interest rate swaps	Earnings from equity investments	94	(378)	N/A
Foreign exchange contracts	Earnings from equity investments	(167)	—	N/A
For the Year Ended December 31, 2015
Interest rate cap	Interest Expense	—	(626)	N/A
Interest rate cap	Earnings from equity investments	(13)	(1)	N/A
Interest rate swaps	Interest Expense	(537)	170	N/A
Interest rate swap	Earnings from equity method investments	(528)	(464)	N/A
Foreign exchange contracts	Earnings from equity method investments	(124)	—	N/A
For the Year Ended December 31, 2014
Interest rate cap	Interest Expense	—	(56)	N/A
Interest rate cap	Other Expense	(2,984)	—	(3,634)
Interest rate cap	Earnings from equity method investments	(9)	—	N/A
Interest rate swaps	Interest Expense	(970)	(6)	N/A
Interest rate swap	Earnings from equity method investments	(753)	(420)	N/A
Foreign exchange contracts	Earnings from equity method investments	(471)	—	N/A

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Years Ended December 31,
Derivatives not Designated in Hedging Relationships		2016	2015	2014
Interest rate cap	Other Expense	$(1,080)	$(3,671)	$(1,347)
Foreign exchange contracts	Other Expense	1,115	2,403	7,257
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
Notes to Consolidated Financial Statements (Continued)

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. As of December 31, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated (Rs and $ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells Indian rupee ("INR")/Buys USD Forward	₨	350,000	$5,089	April 2017
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of December 31, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($, €, and £ in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward	€6,300	$7,095	January 2017
Sells pound sterling ("GBP")/Buys USD Forward	£3,400	$4,427	January 2017
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations for loan investments or "Accumulated other comprehensive income (loss)," on its consolidated balance sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $0.1 million, $(0.1) million and $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively, in its consolidated statements of operations.
Interest Rate Hedges—For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. The Company entered into an interest rate swap to convert its variable rate debt to fixed rate on a $28.0 million secured term loan maturing in 2019. As of December 31, 2016, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$26,396	LIBOR + 2.00%	3.47%	October 2012	November 2019
For derivatives not designated as cash flow hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." In August 2013, the Company entered into an interest rate cap agreement to reduce exposure to expected increases in future interest rates and the resulting payments associated with variable interest rate debt. In 2014, in connection with the full repayment and termination of one of the Company's credit facilities, the Company realized amounts in earnings from other comprehensive income (loss) as a portion of a hedge related to the Company's variable rate debt was no longer expected to be highly effective. The amount realized was a loss of $3.6 million recorded as a component of "Other expense" in the Company's consolidated statements of operations for the year ended December 31, 2014. As of December 31, 2016, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Over the next 12 months, the Company expects that $0.5 million relating to other cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into earnings.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company reports derivative instruments on a gross basis in the consolidated financial statements. In connection with its foreign currency derivatives which were in a liability position as of December 31, 2016 and 2015, the Company has posted collateral of $0.4 million and $1.0 million, respectively, and is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of December 31, 2016.

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of December 31, 2016 and 2015:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)(4)	Rate per Annum	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	$25.00	8.00%	$2.00
E	5,600	0.001	25.00	7.875%	1.97
F	4,000	0.001	25.00	7.80%	1.95
G	3,200	0.001	25.00	7.65%	1.91
I	5,000	0.001	25.00	7.50%	1.88
J (convertible)	4,000	0.001	50.00	4.50%	2.25
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

(2)
The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the years ended December 31, 2016 and 2015. The Company declared and paid dividends of $9.0 million on its Series J Convertible Perpetual Preferred Stock during the years ended December 31, 2016 and 2015, respectively. The character of the 2016 dividends are as follows: 47.30% is a capital gain distribution, of which 76.15% represents unrecaptured section 1250 gain and 23.85% long term capital gain, and 52.70% is ordinary income. All 2015 dividends qualified as a return of capital for tax reporting purposes. There are no dividend arrearages on any of the preferred shares currently outstanding.

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
The 2002, 2003 and 2004 plans all exceeded their performance thresholds and were entitled to receive distributions equivalent to the amount of dividends payable on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively, of the Company's

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

common stock as and when such dividends were paid on the Company's common stock. Each of these three plans had 5,000 shares of High Performance common stock associated with it, which was recorded as a separate class of stock within shareholders' equity on the Company's consolidated balance sheets. High Performance common stock carried 0.25 votes per share. Net income allocable to common shareholders is reduced by the HPU holders' share of earnings.
In August 2015, the Company repurchased and retired all of its outstanding 14,888 HPUs, representing approximately 2.8 million common stock equivalents. The Company repurchased these HPUs at fair value from current and former employees through an arms-length exchange offer. HPU holders could have elected to receive $9.30 in cash or 0.7 shares of iStar common stock, or a combination thereof, per common stock equivalent underlying the HPUs. Approximately 37% of the outstanding HPUs were exchanged for $9.8 million in cash and approximately 63% of the outstanding HPUs were exchanged for 1.2 million shares of iStar common stock with a fair value of $15.2 million, representing the number of shares issued at the closing price of the Company's common stock on August 13, 2015. The transaction value in excess of the HPUs carrying value of $9.8 million was recorded as a reduction to retained earnings (deficit) in the Company's consolidated statements of changes in equity.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2015, the Company had $902.9 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2035 if unused. The amount of NOL carryforwards as of December 31, 2016 will be determined upon finalization of the Company's 2016 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards), as long as the Company maintains its REIT qualification. The 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the years ended December 31, 2016 and 2015.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, the Company's Board of Directors authorized a new $50.0 million stock repurchase program. After having substantially utilized the availability authorized in February 2016, the Company's Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the year ended December 31, 2016, the Company repurchased 10.2 million shares of its outstanding common stock for $98.4 million, at an average cost of $9.67 per share. During the year ended December 31, 2015, the Company repurchased 5.7 million shares of its outstanding common stock for $70.4 million, at an average cost of $12.25 per share. As of December 31, 2016, the Company had remaining authorization to repurchase up to $50.0 million of common stock available to repurchase under its stock repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of December 31,
	2016	2015
Unrealized gains (losses) on available-for-sale securities	$149	$(125)
Unrealized gains (losses) on cash flow hedges	27	(690)
Unrealized losses on cumulative translation adjustment	(4,394)	(4,036)
Accumulated other comprehensive income (loss)	$(4,218)	$(4,851)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the effect of performance incentive plans (see below), of $10.9 million, $12.0 million and $13.3 million, respectively, for the years ended December 31, 2016, 2015 and 2014 in "General and administrative" in the Company's consolidated statements of operations. As of December 31, 2016, there was $1.9 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 2.07 years.
Performance Incentive Plans—The Company's Performance Incentive Plan ("iPIP") is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plan. The following is a summary of granted iPIP points.
•In May 2014, the Company granted 73 iPIP points for the initial 2013-2014 investment pool.

•	In January 2015, the Company granted an additional 10 points for the 2013-2014 investment pool and 34 iPIP points for the 2015-2016 investment pool.

•	In January 2016, the Company granted an additional 10 iPIP points in the 2013-2014 investment pool and an additional 40 iPIP points in the 2015-2016 investment pool.

•	In June 2016, the Company granted an additional 2.5 points in the 2015-2016 investment pool.
All decisions regarding the granting of points under iPIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors. The fair value of points is determined using a model that forecasts the Company's projected investment performance. The payout of iPIP is based on the amount of invested capital, investment performance and the Company's total shareholder return ("TSR") as compared to the average TSR of the NAREIT All REIT Index and the Russell 2000 Index during the relevant performance period for the investments in each pool. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. Point holders will not receive a distribution until the Company has received a full return of its capital plus a preferred return distribution, which is based on a preferred return hurdle rate of 9% per annum. Subject to certain vesting and employment requirements, point holders will be paid a combination of cash and stock. iPIP is a liability-classified award which will be remeasured each reporting period at fair value until the awards are settled. Compensation costs relating to iPIP are included in "General and administrative" in the Company's consolidated statements of operations. As of December 31, 2016 and 2015, the Company had accrued compensation costs relating to iPIP of $22.4 million and $16.6 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
Long-Term Incentive Plan—The Company's shareholders approved the Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") which is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. Shareholders approved amendments to the 2009 LTIP and the performance-based provisions of the 2009 LTIP in 2014. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. A maximum of 8,000,000 shares of common stock may be awarded under the 2009 LTIP. All awards under the 2009 LTIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors.
As of December 31, 2016, an aggregate of 3.6 million shares remain available for issuance pursuant to future awards under the Company's 2009 Long-Term Incentive Plans.
Restricted Share Issuances—During the year ended December 31, 2016, the Company granted 92,057 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The weighted average grant date fair value per share of these share awards was $8.46 and the total fair value was $0.7 million. The shares are fully-vested and 58,667 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units
Changes in non-vested restricted stock units ("Units") during the year ended December 31, 2016 were as follows (number of shares and $ in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of December 31, 2015	426	$12.90	$4,991
Granted	223	$10.11
Vested	(277)	$10.91
Forfeited	(82)	$17.49
Non-vested as of December 31, 2016	290	$11.33	$3,578
The total fair value of Units vested during the years ended December 31, 2016, 2015 and 2014 was $2.9 million, $0.1 million and $39.2 million, respectively. The weighted-average grant date fair value per share of Units granted during the years ended December 31, 2016, 2015 and 2014 was $10.11, $13.65 and $15.31, respectively.
As of December 31, 2016, 38,070 market-based Units did not meet the criteria to vest. The market-condition was based on the Company's TSR measured over a performance period ending on the vesting date of December 31, 2016. Under the terms of these Units, vesting ranged from 0% to 200% of the target amount of the awards, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company and any companies not included in the index at the beginning and end of the performance period were excluded from calculation of the performance of such index. Based on the Company's TSR performance, the Units were below the minimum threshold payout level, resulting in no payout of awards.
2016 Restricted Stock Unit Activity—During the year ended December 31, 2016, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
20,000 fully-vested shares of the Company's common stock granted on June 15, 2016. Under this award, 12,030 shares were issued as of that date, after deducting shares for minimum required statutory withholdings. In addition, 80,000 service-based Units were granted on June 15, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will vest in equal annual installments over four years on each anniversary of the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Upon vesting of these Units, the holder will receive shares of the Company's common stock in the amount of the vested Units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of December 31, 2016, 80,000 of such service-based Units were outstanding.

•
122,817 service-based Units granted on January 29, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2018, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of December 31, 2016, 109,417 of such service-based Units were outstanding.

As of December 31, 2016, the Company had the following additional stock-based compensation awards outstanding:

•
39,071 target amount of market-based Units granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The performance is based on the Company's TSR, measured over a performance period ending on December 31, 2017, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company’s TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

TSR performance, holders will receive an equivalent number of shares of common stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. The fair values of the market-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these market-based awards were 0.75% for risk-free interest rate and 28.14% for expected stock price volatility.

•
56,020 service-based Units granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2017, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

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

Directors' Awards—Non-employee directors are awarded CSEs or restricted share awards at the time of the annual shareholders' meeting in consideration for their services on the Company's Board of Directors. During the year ended December 31, 2016, the Company awarded to non-employee Directors 12,953 CSEs and 72,537 restricted shares of common stock at a fair value per share of $9.65 at the time of grant. These CSEs and restricted shares have a vesting term of 7.5 months and one year, respectively. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the CSEs and restricted shares of common stock vest and are settled. As of December 31, 2016, a combined total of 333,384 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $4.1 million.

401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company's Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual compensation. The Company made gross contributions of $1.0 million, $1.0 million and $0.9 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

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
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2016	2015	2014
Income (loss) from operations	$(5,114)	$(99,973)	$(74,178)
Income from sales of real estate	105,296	93,816	89,943
Net (income) loss attributable to noncontrolling interests	(4,876)	3,722	704
Preferred dividends	(51,320)	(51,320)	(51,320)
Income (loss) from operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for basic earnings per common share(1)	$43,986	$(53,755)	$(34,851)
Add: Effect of joint venture shares	7	—	—
Add: Effect of 1.50% senior convertible unsecured notes	3,907	—	—
Add: Effect of 3.00% senior convertible unsecured notes	6,239	—	—
Income (loss) from operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for diluted earnings per common share(1)	$54,139	$(53,755)	$(34,851)
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, includes income from operations allocable to Participating Security Holders of $14 and $13 on a basic and dilutive basis.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2016	2015	2014
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from operations attributable to iStar Inc. and allocable to common shareholders	$43,972	$(52,675)	$(33,722)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$43,972	$(52,675)	$(33,722)

Numerator for diluted earnings per share:
Income (loss) from operations attributable to iStar Inc. and allocable to common shareholders	$54,126	$(52,675)	$(33,722)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$54,126	$(52,675)	$(33,722)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	73,453	84,987	85,031
Add: Effect of assumed shares issued under treasury stock method or restricted stock units	84	—	—
Add: Effect of joint venture shares	298	—	—
Add: Effect of 1.50% senior convertible unsecured notes	9,868	—	—
Add: Effect of 3.00% senior convertible unsecured notes	14,764	—	—
Weighted average common shares outstanding for diluted earnings per common share	98,467	84,987	85,031

Basic earnings per common share:
Income (loss) from operations attributable to iStar Inc. and allocable to common shareholders	$0.60	$(0.62)	$(0.40)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$0.60	$(0.62)	$(0.40)

Diluted earnings per common share:
Income (loss) from operations attributable to iStar Inc. and allocable to common shareholders	$0.55	$(0.62)	$(0.40)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$0.55	$(0.62)	$(0.40)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2016	2015	2014
Earnings allocable to HPUs (1):
Numerator for basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$—	$(1,080)	$(1,129)
Denominator for basic and diluted earnings per HPU share:
Weighted average HPUs outstanding for basic and diluted earnings per share	—	9	15
Basic and diluted earnings per HPU share:
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$—	$(120.00)	$(75.27)
_______________________________________________________________________________

(1)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 13).

For the years ended December 31, 2016, 2015 and 2014, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands):

	For the Years Ended December 31,
	2016(1)	2015(1)	2014(1)
Joint venture shares	—	298	298
3.00% convertible senior unsecured notes	—	16,992	16,992
Series J convertible perpetual preferred stock	15,635	15,635	15,635
1.50% convertible senior unsecured notes	—	11,567	11,567
_______________________________________________________________________________

(1)	For the years ended December 31, 2015 and 2014, the effect of the Company's unvested Units, market-based Units and CSEs were anti-dilutive.

(2)	For the year ended December 31, 2016, the effect of 16 and 125 unvested time and market-based Units, respectively, were anti-dilutive.

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
Notes to Consolidated Financial Statements (Continued)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2016
Recurring basis:
Derivative assets(1)	$727	$—	$727	$—
Derivative liabilities(1)	47	—	47	—
Available-for-sale securities(1)	21,666	—	—	21,666
Non-recurring basis:
Impaired loans(2)	7,200	—	—	7,200
Impaired real estate(3)	3,063	—	—	3,063
As of December 31, 2015
Recurring basis:
Derivative assets(1)	$1,522	$—	$1,522	$—
Derivative liabilities(1)	131	—	131	—
Available-for-sale securities(1)	1,161	—	—	1,161
Non-recurring basis:
Impaired loans(4)	3,200	—	—	3,200
_______________________________________________________________________________

(1)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company's available-for-sale securities are based upon unadjusted third-party broker quotes and are classified as Level 3.

(2)
The Company recorded a provision for loan losses on one loan with a fair value of $5.2 million using an appraisal based on market comparable sales. In addition, the Company recorded a recovery of loan losses on one loan with a fair value of $2.0 million based on proceeds to be received.

(3)	The Company recorded an impairment on one real estate asset with a fair value of $3.1 million based on a discount rate of 11% using discounted cash flows over a two year sellout period.

(4)	The Company recorded a provision for loan losses on one loan with a fair value of $3.2 million based on a discounted cash flow analysis using a discount rate of 14%.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the years ended December 31, 2016 and 2015 ($ in thousands):

	2016	2015
Beginning balance	$1,161	$1,167
Purchases	20,240	—
Repayments	(10)	(10)
Unrealized gains recorded in other comprehensive income	275	4
Ending balance	$21,666	$1,161
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.5 billion and $3.6 billion, respectively, as of December 31, 2016 and $1.6 billion and $4.3 billion, respectively, as of December 31, 2015. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Year Ended December 31, 2016
Operating lease income	$—	$148,002	$64,593	$423	$—	$213,018
Interest income	129,153	—	—	—	—	129,153
Other income	4,658	1,633	33,216	3,170	3,838	46,515
Land development revenue	—	—	—	88,340	—	88,340
Earnings (loss) from equity method investments	—	3,567	33,863	30,012	9,907	77,349
Income from sales of real estate	—	21,138	75,357	8,801	—	105,296
Total revenue and other earnings	133,811	174,340	207,029	130,746	13,745	659,671
Real estate expense	—	(19,058)	(82,401)	(36,963)	—	(138,422)
Land development cost of sales	—	—	—	(62,007)	—	(62,007)
Other expense	(2,719)	—	—	—	(3,164)	(5,883)
Allocated interest expense	(57,787)	(65,880)	(23,156)	(34,888)	(39,687)	(221,398)
Allocated general and administrative(2)	(15,311)	(17,585)	(6,574)	(13,693)	(19,975)	(73,138)
Segment profit (loss) (3)	$57,994	$71,817	$94,898	$(16,805)	$(49,081)	$158,823
Other significant non-cash items:
Recovery of loan losses	$(12,514)	$—	$—	$—	$—	$(12,514)
Impairment of assets	—	4,829	5,855	3,800	—	14,484
Depreciation and amortization	—	34,049	17,887	1,296	1,097	54,329
Capitalized expenditures	—	3,667	56,784	109,548	—	169,999

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Year Ended December 31, 2015
Operating lease income	$—	$151,481	$77,454	$785	$—	$229,720
Interest income	134,687	—	—	—	—	134,687
Other income	9,737	357	34,637	1,219	3,981	49,931
Land development revenue	—	—	—	100,216	—	100,216
Earnings (loss) from equity method investments	—	5,221	1,663	16,683	8,586	32,153
Income from sales of real estate	—	40,082	53,734	—	—	93,816
Total revenue and other earnings	144,424	197,141	167,488	118,903	12,567	640,523
Real estate expense	—	(21,855)	(95,888)	(29,007)	—	(146,750)
Land development cost of sales	—	—	—	(67,382)	—	(67,382)
Other expense	(2,291)	—	—	—	(4,083)	(6,374)
Allocated interest expense	(57,109)	(66,504)	(28,014)	(32,087)	(40,925)	(224,639)
Allocated general and administrative(2)	(13,128)	(15,569)	(6,988)	(11,488)	(22,091)	(69,264)
Segment profit (loss) (3)	$71,896	$93,213	$36,598	$(21,061)	$(54,532)	$126,114
Other significant non-cash items:
Provision for loan losses	$36,567	$—	$—	$—	$—	$36,567
Impairment of assets	—	—	5,935	4,589	—	10,524
Depreciation and amortization	—	38,138	24,548	1,422	1,139	65,247
Capitalized expenditures	—	4,195	84,103	94,971	—	183,269

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

Year Ended December 31, 2014
Operating lease income	$—	$151,934	$90,331	$835	$—	$243,100
Interest income	122,704	—	—	—	—	122,704
Other income	21,217	4,437	42,000	3,327	10,052	81,033
Land development revenue	—	—	—	15,191	—	15,191
Earnings (loss) from equity method investments	—	3,260	1,669	14,966	75,010	94,905
Income from sales of real estate	—	6,206	83,737	—	—	89,943
Total revenue and other earnings	143,921	165,837	217,737	34,319	85,062	646,876
Real estate expense	—	(22,967)	(113,504)	(26,918)	—	(163,389)
Land development cost of sales	—	—	—	(12,840)	—	(12,840)
Other expense	(243)	—	—	—	(6,097)	(6,340)
Allocated interest expense(5)	(58,043)	(72,089)	(39,535)	(29,432)	(25,384)	(224,483)
Allocated general and administrative(2)	(13,211)	(16,603)	(9,608)	(13,062)	(22,489)	(74,973)
Segment profit (loss) (3)	$72,424	$54,178	$55,090	$(47,933)	$31,092	$164,851
Other significant non-cash items:
Recovery of loan losses	$(1,714)	$—	$—	$—	$—	$(1,714)
Impairment of assets(5)	—	3,689	8,131	22,814	—	34,634
Depreciation and amortization(5)	—	38,841	32,142	1,440	1,148	73,571
Capitalized expenditures	—	3,933	61,186	80,119	—	145,238

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
As of December 31, 2016
Real estate
Real estate, net	$—	$1,015,590	$476,162	$—	$—	$1,491,752
Real estate available and held for sale	—	1,284	82,480	—	—	83,764
Total real estate	—	1,016,874	558,642	—	—	1,575,516
Land and development, net	—	—	—	945,565	—	945,565
Loans receivable and other lending investments, net	1,450,439	—	—	—	—	1,450,439
Other investments	—	92,669	3,583	84,804	33,350	214,406
Total portfolio assets	$1,450,439	$1,109,543	$562,225	$1,030,369	$33,350	4,185,926
Cash and other assets						639,588
Total assets						$4,825,514

As of December 31, 2015
Real estate
Real estate, net	$—	$1,112,479	$481,504	$—	$—	$1,593,983
Real estate available and held for sale	—	—	137,274	—	—	137,274
Total real estate	—	1,112,479	618,778	—	—	1,731,257
Land and development, net	—	—	—	1,001,963	—	1,001,963
Loans receivable and other lending investments, net	1,601,985	—	—	—	—	1,601,985
Other investments	—	69,096	11,124	100,419	73,533	254,172
Total portfolio assets	$1,601,985	$1,181,575	$629,902	$1,102,382	$73,533	4,589,377
Cash and other assets						1,008,415
Total assets						$5,597,792
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

(2)	General and administrative excludes stock-based compensation expense of $10.9 million, $12.0 million and $13.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Segment profit	$158,823	$126,114	$164,851
Less: Recovery of (provision for) loan losses	12,514	(36,567)	1,714
Less: Impairment of assets	(14,484)	(10,524)	(34,634)
Less: Depreciation and amortization	(54,329)	(65,247)	(73,571)
Less: Stock-based compensation expense	(10,889)	(12,013)	(13,314)
Less: Income tax benefit (expense)	10,166	(7,639)	(3,912)
Less: Loss on early extinguishment of debt, net	(1,619)	(281)	(25,369)
Net income (loss)	$100,182	$(6,157)	$15,765

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 18—Quarterly Financial Information (Unaudited)
The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2016:
Revenue	$106,811	$128,668	$126,903	$114,644
Net income (loss)	$(8,461)	$58,155	$59,787	$(9,299)
Earnings per common share data(1):
Net income (loss) attributable to iStar Inc.
Basic(2)	$(19,252)	$46,292	$38,112	$(21,187)
Diluted(2)	$(19,252)	$51,453	$43,293	$(21,187)
Earnings per share
Basic	$(0.27)	$0.65	$0.52	$(0.27)
Diluted	$(0.27)	$0.44	$0.37	$(0.27)
Weighted average number of common shares
Basic	71,603	71,210	73,984	77,060
Diluted	71,603	115,666	118,510	77,060

2015:
Revenue	$172,025	$120,487	$109,185	$112,857
Net income (loss)	$19,974	$5,958	$(19,776)	$(12,313)
Earnings per common share data(1):
Net income (loss) attributable to iStar Inc.
Basic(3)	$7,685	$(6,072)	$(30,950)	$(22,553)
Diluted(3)	$7,684	$(6,072)	$(30,950)	$(22,553)
Earnings per share
Basic	$0.09	$(0.07)	$(0.36)	$(0.26)
Diluted	$0.09	$(0.07)	$(0.36)	$(0.26)
Weighted average number of common shares
Basic	83,162	85,766	85,541	85,497
Diluted	83,581	85,766	85,541	85,497
Earnings per HPU share data(1)(4):
Net income (loss) attributable to iStar Inc.
Basic and diluted	$—	$(94)	$(1,027)	$(749)
Earnings per share
Basic and diluted	$—	$(13.41)	$(68.47)	$(49.93)
Weighted average number of HPU shares—basic and diluted	—	7	15	15
_______________________________________________________________________________
(1) Basic and diluted EPS are computed independently based on the weighted-average shares of common stock and stock equivalents outstanding for each period. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

(2)	For the quarter ended June 30, 2016 includes net income attributable to iStar Inc. and allocable to Participating Security Holders of $20 and $14 on a basic and dilutive basis, respectively.

(3)	For the quarter ended December 31, 2015 includes net income attributable to iStar Inc. and allocable to Participating Security Holders of $5 and $5 on a basic and dilutive basis, respectively.

(4)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 13).

iStar Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
($ in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2014
Reserve for loan losses(1)(2)	$377,204	$(1,714)	$—	$(277,000)	$98,490
Allowance for doubtful accounts(2)	5,857	2,074	—	(4,285)	3,646
Allowance for deferred tax assets(2)	56,262	(6,246)	4,302	—	54,318
	$439,323	$(5,886)	$4,302	$(281,285)	$156,454
For the Year Ended December 31, 2015
Reserve for loan losses(1)(2)	$98,490	$36,567	$—	$(26,892)	$108,165
Allowance for doubtful accounts(2)	3,646	1,359	—	(1,621)	3,384
Allowance for deferred tax assets(2)	54,318	(310)	(98)	—	53,910
	$156,454	$37,616	$(98)	$(28,513)	$165,459
For the Year Ended December 31, 2016
Reserve for loan losses(1)(2)	$108,165	$(12,514)	$—	$(10,106)	$85,545
Allowance for doubtful accounts(2)	3,384	985	—	(1,781)	2,588
Allowance for deferred tax assets(2)	53,910	3,233	15,838	(6,483)	66,498
	$165,459	$(8,296)	$15,838	$(18,370)	$154,631
_____________________________________________________________

(1)	Refer to Note 6 to the Company's consolidated financial statements.

(2)	Refer to Note 3 to the Company's consolidated financial statements.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2016
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Tempe, Arizona	OAZ002	$—	(1)	$1,033	$6,652	$2,938	$1,033	$9,590	$10,623	$3,503	1999	40.0
Tempe, Arizona	OAZ003	—	(1)	1,033	6,652	287	1,033	6,939	7,972	2,954	1999	40.0
Tempe, Arizona	OAZ004	—	(1)	1,033	6,652	205	1,033	6,857	7,890	2,941	1999	40.0
Tempe, Arizona	OAZ005	—		701	4,339	—	701	4,339	5,040	1,862	1999	40.0
Englewood, Colorado	OCO001	—	(1)	1,757	16,930	6,503	1,757	23,433	25,190	11,070	1999	40.0
Ft. Collins, Colorado	OCO002	2,795	(1)	—	16,752	48	—	16,800	16,800	6,196	2002	40.0
Largo, Maryland	OMD001	10,124	(1)	1,800	18,706	743	1,800	19,449	21,249	7,067	2002	40.0
Chelmsford, Massachusetts	OMA001	10,125	(1)	1,600	21,947	285	1,600	22,232	23,832	8,280	2002	40.0
Mt. Laurel, New Jersey	ONJ001	50,877		7,726	74,429	10	7,724	74,441	82,165	26,169	2002	40.0
Riverview, New Jersey	ONJ002	9,139	(1)	1,008	13,763	180	1,008	13,943	14,951	4,424	2004	40.0
Riverview, New Jersey	ONJ003	11,196		2,456	28,955	774	2,456	29,729	32,185	9,480	2004	40.0
Harrisburg, Pennsylvania	OPA001	—	(1)	690	26,098	(49)	690	26,049	26,739	9,958	2001	40.0
Irving, Texas	OTX001	—	(1)	1,364	10,628	5,780	2,373	15,399	17,772	6,711	1999	40.0
Richardson, Texas	OTX002	—		1,233	15,160	146	1,233	15,306	16,539	6,248	1999	40.0
Richardson, Texas	OTX004	—		1,230	5,660	1,046	1,230	6,706	7,936	2,622	1999	40.0
Subtotal		$94,256		$24,664	$273,323	$18,896	$25,671	$291,212	$316,883	$109,485
INDUSTRIAL FACILITIES:
Avondale, Arizona	IAZ001	—	(1)	2,519	7,481	1,686	2,519	9,167	11,686	2,128	2009	40.0
Avondale, Arizona	IAZ002	—	(1)	3,279	5,221	4,576	3,279	9,797	13,076	2,407	2009	40.0
Los Angeles, California	ICA001	17,100	(1)	11,635	19,515	5,943	11,635	25,458	37,093	5,768	2007	40.0
Fremont, California	ICA006	—	(1)	1,086	7,964	2,968	1,086	10,932	12,018	5,494	1999	40.0
Sunnyvale, California	ICA016	26,396		15,708	27,987	8,398	15,708	36,385	52,093	18,532	2004	40.0
Golden, Colorado	ICO001	—	(1)	832	1,379	—	832	1,379	2,211	358	2006	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Jacksonville, Florida	IFL002	14,814	(1)	3,510	20,846	8,279	3,510	29,125	32,635	6,251		2007	40.0
Miami, Florida	IFL004	—	(1)	3,048	8,676	—	3,048	8,676	11,724	3,723		1999	40.0
Miami, Florida	IFL005	—	(1)	1,612	4,586	(1,408)	1,241	3,549	4,790	998		1999	40.0
Atlanta, Georgia	IGA001	12,894	(1)	2,791	24,637	349	2,791	24,986	27,777	5,737		2007	40.0
Bristol, Indiana	IIN001	—	(1)	462	9,224	—	462	9,224	9,686	2,888		2007	40.0
Everett, Massachusetts	IMA001	17,741	(1)	7,439	21,774	10,979	7,439	32,753	40,192	7,028		2007	40.0
Montague, Michigan	IMI001	—	(1)	598	9,814	1	598	9,815	10,413	3,105		2007	40.0
Bloomington, Minnesota	IMN001	—		403	1,147	(344)	1,206	—	1,206	—		1999	40.0
Little Falls, Minnesota	IMN002	—	(1)	6,705	17,690	—	6,225	18,170	24,395	5,411		2005	40.0
Elizabeth, New Jersey	INJ001	20,575	(1)	8,368	15,376	21,141	8,368	36,517	44,885	7,912		2007	40.0
El Reno, Oklahoma	IOK001	5,858		411	7,037	—	411	7,037	7,448	11	(3)	2016	40.0
La Porte, Texas	ITX004	12,803	(1)	1,631	27,858	(416)	1,631	27,442	29,073	6,243		2007	40.0
Fort Worth, Texas	ITX005	13,742		2,189	15,284	(5)	2,189	15,279	17,468	134	(3)	2016	40.0
Chesapeake, Virginia	IVA001	13,808	(1)	2,619	28,481	142	2,619	28,623	31,242	6,570		2007	40.0
Subtotal		$155,731		$76,845	$281,977	$62,289	$76,797	$344,314	$421,111	$90,698
LAND:
Scottsdale, Arizona	LAZ003			1,400	—	—	1,400	—	1,400	—		2011	0
Whittmann, Arizona	LAZ001	—		96,700	—	—	96,700	—	96,700	—		2010	0
Mammoth Lakes, California	LCA002	—	(1)	28,464	2,836	(11,000)	17,464	2,836	20,300	2,836		2010	0
Mammoth, California	LCA007			2,382	—	—	2,382	—	2,382	—		2007	0
Riverside, California	LCA003	—		87,300	—	(2,649)	84,651	—	84,651	—		2009	0
San Jose, California	LCA004	—		68,155	—	(22,099)	46,056	—	46,056	—		2000	0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
San Pedro, California	LCA005	—		84,100	—	29,314	113,414	—	113,414	—		2010	0
Santa Clarita Valley, California	LCA006	—		59,100	—	—	59,100	—	59,100	—		2010	0
Fort Myers, Florida	LFA001	—	(1)	7,600	—	—	7,600	—	7,600	—		2009	0
Indiantown, Florida	LFA002	—		8,100	—	—	8,100	—	8,100	—		2009	0
Key West, Florida	LFA007			5,883	—	235	5,883	235	6,118	—		2014	0
Miami, Florida	LFA006	—		9,300	—	(220)	9,080	—	9,080	—		2012	0
Naples, Florida	LFA003	—		26,600	—	42,503	26,600	42,503	69,103	—		2010	0
St. Lucie, Florida	LFA004			10,440	—	—	10,440	—	10,440	—		2013	0
Stuart, Florida	LFA005	—		9,300	—	—	9,300	—	9,300	—		2010	0
Savannah, Georgia	LGA001			3,800	—	(3,800)	—	—	—	—		2013	0
Savannah, Georgia	LGA002			1,400	—	—	1,400	—	1,400	—		2013	0
Cumming, Georgia	LGA003			3,915	—	—	3,915	—	3,915	—		2016	0
Chicago, Illinois	LIL001			31,500	—	—	31,500	—	31,500	—		2016	0
Clinton, Maryland	LMD001	—		102,938	—	—	102,938	—	102,938	—		2009	0
Lanham, Maryland	LMD002	—		2,486	—	—	2,486	—	2,486	—		1999	0
Detroit, Michigan	LMI001	—		5,374	—	—	5,374	—	5,374	—		2007	0
Asbury Park, New Jersey	LNJ001	—		43,300	—	61,178	104,478	—	104,478	528	(3)	2009	0
Brooklyn, New York	LNY002	—		58,900	—	(13,460)	45,440	—	45,440	—		2011	0
Brooklyn, New York	LNY003	—		3,277	—	25,491	3,277	25,491	28,768	—		2013	0
Long Beach, New York	LNY001	—		52,461	—	2,525	52,461	2,525	54,986	—		2009	0
Bend, Oregon	LOR002	—		20,326	—	(14,922)	5,404	—	5,404	—		2012	0
Warrington, Pennsylvania	LPA001			1,460	—	485	1,460	485	1,945	—		2011	0
Dallas, Texas	LTX001	—		3,375	—	—	3,375	—	3,375	—		2005	0
Dallas, Texas	LTX002	—		3,621	—	—	3,621	—	3,621	—		2005	0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Chesterfield County, Virginia	LVA001	—		72,138	—	32,877	105,015	—	105,015	2,735	(3)	2009	0
Ranson, West Virginia	LWV001	—		9,083	—	—	9,083	—	9,083	—		2016	0
Subtotal		$—		$924,178	$2,836	$126,458	$979,397	$74,075	$1,053,472	$6,099
ENTERTAINMENT:
Decatur, Alabama	EAL001	—		277	359	(2)	277	357	634	115		2004	40.0
Huntsville, Alabama	EAL002	—		319	414	—	319	414	733	132		2004	40.0
Chandler, Arizona	EAZ001	—		793	1,027	—	793	1,027	1,820	328		2004	40.0
Chandler, Arizona	EAZ002	—		521	673	(3)	521	670	1,191	216		2004	40.0
Mesa, Arizona	EAZ004	—		630	815	—	630	815	1,445	261		2004	40.0
Peoria, Arizona	EAZ005	—		590	764	—	590	764	1,354	244		2004	40.0
Phoenix, Arizona	EAZ006	—		476	616	(3)	476	613	1,089	197		2004	40.0
Phoenix, Arizona	EAZ007	—		654	845	(4)	654	841	1,495	271		2004	40.0
Phoenix, Arizona	EAZ008	—		666	862	(5)	666	857	1,523	276		2004	40.0
Tempe, Arizona	EAZ009	—		460	596	—	460	596	1,056	190		2004	40.0
Alameda, California	ECA001	—		1,097	1,421	(1)	1,097	1,420	2,517	454		2004	40.0
Bakersfield, California	ECA002	—		434	560	1	434	561	995	179		2004	40.0
Bakersfield, California	ECA003	—		332	429	—	332	429	761	137		2004	40.0
Milpitas, California	ECA005	—		676	876	—	676	876	1,552	280		2004	40.0
Riverside, California	ECA006	—		720	932	—	720	932	1,652	298		2004	40.0
Rocklin, California	ECA007	—		574	743	(4)	574	739	1,313	238		2004	40.0
Sacramento, California	ECA008	—		392	508	(3)	392	505	897	163		2004	40.0
San Bernardino, California	ECA009	—		358	464	(2)	358	462	820	149		2004	40.0
San Diego, California	ECA010	—	(1)	—	18,000	—	—	18,000	18,000	5,608		2003	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
San Marcos, California	ECA011	—		852	1,101	(5)	852	1,096	1,948	353	2004	40.0
Thousand Oaks, California	ECA013	—	(1)	—	1,953	25,772	—	27,725	27,725	5,428	2008	40.0
Torrance, California	ECA014	—		659	852	(4)	659	848	1,507	273	2004	40.0
Visalia, California	ECA015	—		562	729	(1)	562	728	1,290	233	2004	40.0
W. Los Angeles, California	ECA004	—		1,642	2,124	(11)	1,642	2,113	3,755	680	2004	40.0
Aurora, Colorado	ECO002	—		640	827	—	640	827	1,467	265	2004	40.0
Denver, Colorado	ECO003	—		729	944	(1)	729	943	1,672	302	2004	40.0
Englewood, Colorado	ECO004	—		536	694	(3)	536	691	1,227	222	2004	40.0
Littleton, Colorado	ECO006	—		901	1,165	(6)	901	1,159	2,060	373	2004	40.0
Milford, Connecticut	ECT001	—		1,097	1,420	(7)	1,097	1,413	2,510	455	2004	40.0
Wilmington, Delaware	EDE001	—		1,076	1,390	3	1,076	1,393	2,469	445	2004	40.0
Boca Raton, Florida	EFL001	—	(1)	—	41,809	—	—	41,809	41,809	18,286	2005	27.0
Boynton Beach, Florida	EFL002	—		412	531	(2)	412	529	941	171	2004	40.0
Boynton Beach, Florida	EFL003	—	(1)	6,550	—	17,118	6,533	17,135	23,668	4,138	2006	40.0
Bradenton, Florida	EFL004	—		1,067	1,382	—	1,067	1,382	2,449	442	2004	40.0
Davie, Florida	EFL006	—		401	520	—	401	520	921	166	2004	40.0
Lakeland, Florida	EFL008	—		282	364	(2)	282	362	644	117	2004	40.0
Leesburg, Florida	EFL009	—		352	455	(1)	352	454	806	145	2004	40.0
Ocala, Florida	EFL011	—		437	567	—	437	567	1,004	181	2004	40.0
Ocala, Florida	EFL012	—		532	689	(1)	532	688	1,220	220	2004	40.0
Orange City, Florida	EFL014	—		486	629	—	486	629	1,115	201	2004	40.0
Pembroke Pines, Florida	EFL016	—		497	643	(3)	497	640	1,137	206	2004	40.0
Sarasota, Florida	EFL018	—		643	833	(5)	643	828	1,471	267	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
St. Petersburg, Florida	EFL019	—	(1)	4,200	18,272	—	4,200	18,272	22,472	5,411	2005	40.0
Tampa, Florida	EFL020	—		551	714	(4)	551	710	1,261	228	2004	40.0
Tampa, Florida	EFL021	—		364	470	(2)	364	468	832	151	2004	40.0
Venice, Florida	EFL022	—		507	656	—	507	656	1,163	210	2004	40.0
W. Palm Beach, Florida	EFL023	—	(1)	—	19,337	—	—	19,337	19,337	5,726	2005	40.0
Atlanta, Georgia	EGA001	—		510	660	(4)	510	656	1,166	211	2004	40.0
Augusta, Georgia	EGA002	—		286	371	—	286	371	657	119	2004	40.0
Conyers, Georgia	EGA003	—		474	613	(1)	474	612	1,086	196	2004	40.0
Marietta, Georgia	EGA004	—		581	752	(1)	581	751	1,332	240	2004	40.0
Savannah, Georgia	EGA005	—		718	930	(5)	718	925	1,643	298	2004	40.0
Woodstock, Georgia	EGA007	—		502	651	(4)	502	647	1,149	208	2004	40.0
Bloomington, Illinois	EIL001	—		335	434	—	335	434	769	139	2004	40.0
Bolingbrook, Illinois	EIL002	—		481	622	—	481	622	1,103	199	2004	40.0
Chicago, Illinois	EIL003	—	(1)	8,803	57	30,479	8,803	30,536	39,339	7,111	2006	40.0
Lyons, Illinois	EIL004	—		433	560	(3)	433	557	990	179	2004	40.0
Springfield, Illinois	EIL005	—		431	557	(3)	431	554	985	178	2004	40.0
Evansville, Indiana	EIN001	—		542	701	(4)	542	697	1,239	225	2004	40.0
Louisville, Kentucky	EKY001	—		417	539	—	417	539	956	172	2004	40.0
Louisville, Kentucky	EKY002	—		365	473	(2)	365	471	836	151	2004	40.0
Baltimore, Maryland	EMD001	—		428	554	(1)	428	553	981	177	2004	40.0
Baltimore, Maryland	EMD002	—		575	745	(1)	575	744	1,319	238	2004	40.0
Baltimore, Maryland	EMD003	—		362	468	(2)	362	466	828	150	2004	40.0
Gaithersburg, Maryland	EMD004	—		884	1,145	(6)	884	1,139	2,023	367	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Hyattsville, Maryland	EMD006	—		399	518	(3)	399	515	914	166	2004	40.0
Laurel, Maryland	EMD007	—		649	839	(5)	649	834	1,483	269	2004	40.0
Linthicum, Maryland	EMD008	—		366	473	(2)	366	471	837	152	2004	40.0
Pikesville, Maryland	EMD009	—		398	516	(3)	398	513	911	165	2004	40.0
Timonium, Maryland	EMD011	—		1,126	1,458	(1)	1,126	1,457	2,583	466	2004	40.0
Auburn, Massachusetts	EMA001	—		523	678	(4)	523	674	1,197	217	2004	40.0
Chicopee, Massachusetts	EMA002	—		548	711	(1)	548	710	1,258	227	2004	40.0
Somerset, Massachusetts	EMA003	—		519	672	(4)	519	668	1,187	215	2004	40.0
Taunton, Massachusetts	EMA004	—		344	445	(1)	344	444	788	142	2004	40.0
Flint, Michigan	EMI002	—		516	667	(3)	516	664	1,180	214	2004	40.0
Grand Rapids, Michigan	EMI003	—		554	718	—	554	718	1,272	229	2004	40.0
Jackson, Michigan	EMI004	—		387	500	(2)	387	498	885	160	2004	40.0
Roseville, Michigan	EMI005	—		533	691	(4)	533	687	1,220	221	2004	40.0
Minneapolis, Minnesota	EMN001	—		666	861	(5)	666	856	1,522	276	2004	40.0
Burnsville, Minnesota	EMN002	—	(1)	2,962	—	17,164	2,962	17,164	20,126	4,422	2006	40.0
Rochester, Minnesota	EMN004	—	(1)	2,437	8,715	2,098	2,437	10,813	13,250	3,149	2006	40.0
Columbia, Missouri	EMO001	—		334	432	—	334	432	766	138	2004	40.0
N. Kansas City, Missouri	EMO004	—		878	1,139	—	878	1,139	2,017	364	2004	40.0
Aberdeen, New Jersey	ENJ001	—		1,560	2,019	(11)	1,560	2,008	3,568	647	2004	40.0
Wallington, New Jersey	ENJ002	—		830	1,075	(1)	830	1,074	1,904	343	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Reno, Nevada	ENV001	—	440	569	(3)	440	566	1,006	182	2004	40.0
Bay Shore, New York	ENY001	—	603	779	(4)	603	775	1,378	250	2004	40.0
Centereach, New York	ENY002	—	442	571	—	442	571	1,013	183	2004	40.0
Cheektowaga, New York	ENY004	—	385	499	(2)	385	497	882	160	2004	40.0
Depew, New York	ENY005	—	350	453	(1)	350	452	802	145	2004	40.0
Melville, New York	ENY007	—	494	640	—	494	640	1,134	205	2004	40.0
Rochester, New York	ENY006	—	326	421	—	326	421	747	135	2004	40.0
Rochester, New York	ENY008	—	320	414	(2)	320	412	732	133	2004	40.0
Rochester, New York	ENY009	—	399	516	(2)	399	514	913	165	2004	40.0
Sayville, New York	ENY010	—	959	1,240	(7)	959	1,233	2,192	397	2004	40.0
Shirley, New York	ENY011	—	587	761	—	587	761	1,348	243	2004	40.0
Smithtown, New York	ENY012	—	521	675	(4)	521	671	1,192	216	2004	40.0
Syosset, New York	ENY013	—	711	920	(1)	711	919	1,630	294	2004	40.0
Syracuse, New York	ENY014	—	558	723	(4)	558	719	1,277	231	2004	40.0
Wantagh, New York	ENY015	—	747	967	—	747	967	1,714	309	2004	40.0
Webster, New York	ENY016	—	683	885	(5)	683	880	1,563	283	2004	40.0
West Babylon, New York	ENY017	—	1,492	1,933	(2)	1,492	1,931	3,423	618	2004	40.0
White Plains, New York	ENY018	—	1,471	1,904	(10)	1,471	1,894	3,365	610	2004	40.0
Asheville, North Carolina	ENC001	—	397	513	—	397	513	910	164	2004	40.0
Cary, North Carolina	ENC002	—	476	615	(3)	476	612	1,088	197	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Charlotte, North Carolina	ENC003	—	410	530	(3)	410	527	937	170	2004	40.0
Charlotte, North Carolina	ENC004	—	402	520	(3)	402	517	919	167	2004	40.0
Durham, North Carolina	ENC005	—	948	1,227	(1)	948	1,226	2,174	392	2004	40.0
Goldsboro, North Carolina	ENC006	—	259	336	(2)	259	334	593	107	2004	40.0
Greensboro, North Carolina	ENC007	—	349	452	(1)	349	451	800	144	2004	40.0
Greenville, North Carolina	ENC008	—	640	828	—	640	828	1,468	265	2004	40.0
Hickory, North Carolina	ENC009	—	409	531	(1)	409	530	939	169	2004	40.0
Matthews, North Carolina	ENC010	—	965	1,249	(7)	965	1,242	2,207	400	2004	40.0
Raleigh, North Carolina	ENC011	—	475	615	(1)	475	614	1,089	197	2004	40.0
Winston-Salem, North Carolina	ENC012	—	494	638	(3)	494	635	1,129	205	2004	40.0
Canton, Ohio	EOH001	—	434	562	—	434	562	996	180	2004	40.0
Columbus, Ohio	EOH002	—	967	1,252	(7)	967	1,245	2,212	401	2004	40.0
Grove City, Ohio	EOH003	—	281	365	(2)	281	363	644	117	2004	40.0
Medina, Ohio	EOH004	—	393	508	—	393	508	901	163	2004	40.0
Edmond, Oklahoma	EOK001	—	431	557	(3)	431	554	985	178	2004	40.0
Tulsa, Oklahoma	EOK002	—	954	1,235	(1)	954	1,234	2,188	395	2004	40.0
Salem, Oregon	EOR002	—	393	508	(3)	393	505	898	163	2004	40.0
Boothwyn, Pennsylvania	EPA001	—	407	527	—	407	527	934	168	2004	40.0
Croydon, Pennsylvania	EPA002	—	421	544	—	421	544	965	174	2004	40.0
Pittsburgh, Pennsylvania	EPA003	—	409	528	(2)	409	526	935	169	2004	40.0
Pittsburgh, Pennsylvania	EPA004	—	407	527	(2)	407	525	932	169	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
San Juan, Puerto Rico	EPR001	—	950	1,230	(1)	950	1,229	2,179	393	2004	40.0
Cranston, Rhode Island	ERI001	—	850	1,100	(5)	850	1,095	1,945	352	2004	40.0
Greenville, South Carolina	ESC002	—	332	429	—	332	429	761	137	2004	40.0
Addison, Texas	ETX001	—	1,045	1,353	(1)	1,045	1,352	2,397	433	2004	40.0
Arlington, Texas	ETX002	—	593	767	(4)	593	763	1,356	246	2004	40.0
Conroe, Texas	ETX004	—	838	1,083	(5)	838	1,078	1,916	347	2004	40.0
Corpus Christi, Texas	ETX005	—	528	682	(3)	528	679	1,207	219	2004	40.0
Desota, Texas	ETX006	—	480	622	(3)	480	619	1,099	199	2004	40.0
Euless, Texas	ETX007	—	975	1,261	(7)	975	1,254	2,229	404	2004	40.0
Garland, Texas	ETX008	—	1,108	1,433	(7)	1,108	1,426	2,534	459	2004	40.0
Houston, Texas	ETX009	—	425	549	(58)	425	491	916	165	2004	40.0
Houston, Texas	ETX010	—	518	671	—	518	671	1,189	214	2004	40.0
Houston, Texas	ETX011	—	758	981	—	758	981	1,739	314	2004	40.0
Houston, Texas	ETX013	—	375	485	(2)	375	483	858	155	2004	40.0
Humble, Texas	ETX014	—	438	567	(3)	438	564	1,002	182	2004	40.0
Lewisville, Texas	ETX017	—	561	726	—	561	726	1,287	232	2004	40.0
Richardson, Texas	ETX018	—	753	976	(1)	753	975	1,728	312	2004	40.0
San Antonio, Texas	ETX019	—	521	675	—	521	675	1,196	216	2004	40.0
Stafford, Texas	ETX020	—	634	821	(4)	634	817	1,451	263	2004	40.0
Waco, Texas	ETX021	—	379	491	(3)	379	488	867	157	2004	40.0
Webster, Texas	ETX022	—	592	766	—	592	766	1,358	245	2004	40.0
Centreville, Virginia	EVA001	—	1,134	1,467	(1)	1,134	1,466	2,600	469	2004	40.0
Chesapeake, Virginia	EVA002	—	845	1,094	(1)	845	1,093	1,938	350	2004	40.0
Chesapeake, Virginia	EVA003	—	884	1,145	(6)	884	1,139	2,023	367	2004	40.0
Fredericksburg, Virginia	EVA004	—	953	1,233	(7)	953	1,226	2,179	395	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Grafton, Virginia	EVA005	—		487	632	(1)	487	631	1,118	202	2004	40.0
Lynchburg, Virginia	EVA006	—		425	550	(3)	425	547	972	176	2004	40.0
Mechanicsville, Virginia	EVA007	—		1,151	1,490	(8)	1,151	1,482	2,633	477	2004	40.0
Norfolk, Virginia	EVA008	—		546	707	—	546	707	1,253	226	2004	40.0
Petersburg, Virginia	EVA009	—		851	1,103	(1)	851	1,102	1,953	352	2004	40.0
Richmond, Virginia	EVA010	—		819	1,061	(1)	819	1,060	1,879	339	2004	40.0
Richmond, Virginia	EVA011	—		958	1,240	—	958	1,240	2,198	396	2004	40.0
Virginia Beach, Virginia	EVA012	—		788	1,020	(5)	788	1,015	1,803	327	2004	40.0
Williamsburg, Virginia	EVA013	—		554	716	(4)	554	712	1,266	229	2004	40.0
Quincy, Washington	EWA001	—	(1)	1,500	6,500	—	1,500	6,500	8,000	2,493	2003	40.0
Milwaukee, Wisconsin	EWI001	—		521	673	2	521	675	1,196	216	2004	40.0
S. Milwaukee, Wisconsin	EWI002	—		413	535	—	413	535	948	171	2004	40.0
Wauwatosa, Wisconsin	EWI004	—		793	1,025	(5)	793	1,020	1,813	328	2004	40.0
West Allis, Wisconsin	EWI005	—		1,124	1,455	—	1,124	1,455	2,579	465	2004	40.0
Subtotal		$—		$121,208	$237,284	$92,223	$121,191	$329,524	$450,715	$101,006
RETAIL:
Scottsdale, Arizona	RAZ003	—	(1)	2,625	4,875	2,569	2,625	7,444	10,069	1,193	2009	40.0
Scottsdale, Arizona	RAZ004	—		2,184	4,056	(1,588)	2,184	2,468	4,652	313	2009	40.0
Scottsdale, Arizona	RAZ005	—	(1)	2,657	2,666	(250)	2,657	2,416	5,073	526	2011	40.0
Colorado Springs, Colorado	RCO001	—	(1)	2,631	279	5,195	2,607	5,498	8,105	1,315	2006	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
St. Augustine, Florida	RFL003	—	(1)	3,950	—	10,285	3,908	10,327	14,235	2,649	2005	40.0
Honolulu, Hawaii	RHI001	—		3,393	21,155	(9,143)	3,393	12,012	15,405	2,634	2009	40.0
Chicago, Illinois	RIL002	—		14,934	29,675	19,353	14,934	49,028	63,962	5,099	2012	40.0
Chicago, Illinois	RIL001	—	(1)	—	336	1,572	—	1,908	1,908	875	2010	40.0
Albuquerque, New Mexico	RNM001	—	(1)	1,733	—	8,728	1,705	8,756	10,461	2,362	2005	40.0
Hamburg, New York	RNY001	—	(1)	731	6,073	699	711	6,792	7,503	2,099	2005	40.0
Columbia, South Carolina	RSC001	—		2,126	948	(723)	1,337	1,014	2,351	241	2007	40.0
Anthony, Texas	RTX001	—	(1)	3,538	4,215	(187)	3,514	4,052	7,566	1,101	2005	40.0
Draper, Utah	RUT001	—	(1)	3,502	—	5,975	3,502	5,975	9,477	1,515	2005	40.0
Ashburn, Virginia	RVA001	—	(1)	4,720	16,711	—	4,720	16,711	21,431	1,684	2011	40.0
Subtotal		$—		$48,724	$90,989	$42,485	$47,797	$134,401	$182,198	$23,606
HOTEL:
San Diego, California	HCA002	—		4,394	27,030	(871)	4,394	26,159	30,553	12,636	1998	40.0
Sonoma, California	HCA003	—		3,308	20,623	(664)	3,308	19,959	23,267	9,623	1998	40.0
Durango, Colorado	HCO001	—		1,242	7,865	(253)	1,242	7,612	8,854	3,662	1998	40.0
Atlanta, Georgia	HGA001	—	(1)	6,378	25,514	3,533	6,378	29,047	35,425	5,588	2010	40.0
Honolulu, Hawaii	HHI001	—		17,996	17,996	(31,160)	3,419	1,413	4,832	4,531	2009	40.0
Lihue, Hawaii	HHI002	—		3,000	12,000	5,071	3,000	17,071	20,071	2,298	2009	40.0
Asbury Park, New Jersey	HNJ001			3,815	40,194	2,828	3,815	43,022	46,837	909	2016	40.0
Salt Lake City, Utah	HUT001	—		5,620	32,695	(1,058)	5,620	31,637	37,257	15,407	1998	40.0
Seattle, Washington	HWA004	—		5,101	32,080	(1,031)	5,101	31,049	36,150	14,951	1998	40.0
Subtotal		$—		$50,854	$215,997	$(23,605)	$36,277	$206,969	$243,246	$69,605
APARTMENT/RESIDENTIAL:
Scottsdale, Arizona	AAZ001			2,423	—	5,126	2,423	5,126	7,549	—	2010	0.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total		Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Scottsdale, Arizona	AAZ002			—	1,788	(632)	—	1,156	1,156		—		2016	0.0
Mammoth, California	ACA002	—		10,078	40,312	(48,648)	348	1,394	1,742		—		2007	0.0
Atlanta, Georgia	AGA001	—		2,963	11,850	16,457	6,254	25,016	31,270		—		2010	0.0
Jersey City, New Jersey	ANJ001	—		36,405	64,719	(100,639)	175	310	485		—		2009	0.0
Philadelphia, Pennsylvania	APA001	—		44,438	82,527	(123,902)	1,072	1,991	3,063		—		2012	0.0
Philadelphia, Pennsylvania	APA002	—		15,890	29,510	(16,120)	15,890	13,390	29,280		—		2012	0.0
Seattle, Washington	AWA002	—		2,342	44,478	(32,266)	2,342	12,212	14,554		—		2009	0.0
Milwaukee, Wisconsin	OWI001	—		1,875	13,914	(6,147)	1,875	7,767	9,642		4,941		1999	40.0
Subtotal		$—		$116,414	$289,098	$(306,771)	$30,379	$68,362	$98,741		$4,941
MIXED USE:
Glendale, Arizona	MAZ002	—	(1)	10,182	52,544	33,138	10,182	85,682	95,864		13,148		2011	40.0
Riverside, California	MCA001	—		5,869	629	2	5,869	631	6,500		388		2010	40.0
Key West, Florida	MFL002			18,229	20,899	1,831	18,229	22,730	40,959		2,979		2014	40.0
Naples, Florida	MFL003			2,507	8,155	1,251	2,507	9,406	11,913		1,325		2014	40.0
Tampa, Florida	MFL004			4,201	14,652	902	4,201	15,554	19,755		1,708		2014	40.0
Atlanta, Georgia	MGA001	—	(1)	4,480	17,916	(16,564)	4,480	1,352	5,832		1,120		2010	40.0
Subtotal		$—		$45,468	$114,795	$20,560	$45,468	$135,355	$180,823		$20,668
Total		$249,987		$1,408,355	$1,506,299	$32,535	$1,362,977	$1,584,212	$2,947,189	(4)	$426,108	(5)
_______________________________________________________________________________

(1)	Consists of properties pledged as collateral under the Company's secured credit facilities with a carrying value of $633.0 million.

(2)	Includes impairments and unit sales.

(3)	These properties have land improvements which have depreciable lives of 15 to 20 years.

(4)	The aggregate cost for Federal income tax purposes was approximately $3.14 billion at December 31, 2016.

(5)	Includes $6.5 million and $4.8 million relating to accumulated depreciation for land and development assets and real estate assets held for sale, respectively, as of December 31, 2016.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2016
($ in thousands)

The following table reconciles real estate from January 1, 2014 to December 31, 2016:

	2016	2015	2014
Balance at January 1	$3,200,342	$3,444,676	$3,589,072
Improvements and additions	169,999	183,269	145,238
Acquisitions through foreclosure	40,583	14,505	77,867
Other acquisitions	30,618	—	4,666
Dispositions	(484,810)	(431,928)	(341,453)
Impairments	(9,543)	(10,180)	(30,714)
Balance at December 31	$2,947,189	$3,200,342	$3,444,676
The following table reconciles accumulated depreciation from January 1, 2014 to December 31, 2016:

	2016	2015	2014
Balance at January 1	$(467,122)	$(481,980)	$(432,374)
Additions	(48,381)	(57,049)	(62,299)
Dispositions	89,395	71,907	12,693
Balance at December 31	$(426,108)	$(467,122)	$(481,980)

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2016
($ in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)
Senior Mortgages:
Borrower A(3)	Apartment/Residential	LIBOR + 6.75%	LIBOR + 6.75%	January 2018	IO	$—	$236,504	$237,291
Borrower B	Office	LIBOR + 5.25%	LIBOR + 5.25%	December 2017	IO	—	168,901	168,213
Borrower C	Mixed Use/Mixed Collateral	LIBOR + 6%	LIBOR + 6%	July 2017	IO	—	128,445	129,062
Borrower D(4)	Hotel	LIBOR + 6%	LIBOR + 6%	July 2018	IO	—	86,000	86,321
Borrower E	Apartment/Residential	LIBOR + 8%	LIBOR + 8%	April 2018	IO	—	57,424	56,673
Borrower F(5)	Apartment/Residential	LIBOR + 6.5%	LIBOR + 6.5%	November 2018	IO	—	36,860	37,004
Senior mortgages individually <3%	Apartment/Residential, Retail, Land, Mixed Use/Mixed Collateral, Office, Hotel, Other	Fixed: 4% to 9.68% Variable: LIBOR + 3% to LIBOR + 7.5%	Fixed: 4% to 9.68% Variable: LIBOR + 3% to LIBOR + 7.5%	2017 to 2024			227,650	176,400
							941,784	890,964
Subordinate Mortgages:

Subordinate mortgages individually <3%	Retail, Hotel	Fixed: 6.8% to 14.0%	Fixed: 8.33% to 9.09%	2017 to 2057			24,925	24,941
							24,925	24,941
Total mortgages							$966,709	$915,905
_______________________________________________________________________________

(1)	Amounts are presented net of asset-specific reserves of $49.8 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.

(2)	The carrying amount of mortgages approximated the federal income tax basis.

(3)	As of December 31, 2016, included a LIBOR interest rate floor of 0.19%.

(4)	As of December 31, 2016, included a LIBOR interest rate floor of 0.18%.

(5)	As of December 31, 2016, included a LIBOR interest rate floor of 0.25%.

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate (Continued)
As of December 31, 2016
($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2014 to December 31, 2016(1):

	2016	2015	2014
Balance at January 1	$934,964	$726,426	$827,796
Additions:
New mortgage loans	25,893	237,031	476,332
Additions under existing mortgage loans	165,275	92,887	13,108
Other(2)	30,694	33,080	26,156
Deductions(3):
Collections of principal	(247,431)	(151,464)	(532,465)
Recovery of (provision for) loan losses	9,747	(6,186)	483
Transfers (to) from real estate and equity investments	(3,177)	3,261	(84,912)
Amortization of premium	(60)	(71)	(72)
Balance at December 31	$915,905	$934,964	$726,426
______________________________________________________________

(1)	Balances represent the carrying value of loans, which are net of asset specific reserves.

(2)	Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.

(3)	Amounts are presented net of charge-offs of $10.1 million, $1.0 million and $239.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
Based upon their evaluation as of December 31, 2016, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
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
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2016.
The Company's internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.
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
Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2017 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2017 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2017 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2017 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2017 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1.1	Restated Charter of the Company (including the Articles Supplementary for each Series of the Company's Preferred Stock).(1)
3.2	Amended and Restated Bylaws of the Company.(2)
3.6	Articles Supplementary relating to Series E Preferred Stock.(3)
3.7	Articles Supplementary relating to Series F Preferred Stock.(4)
3.8	Articles Supplementary relating to Series G Preferred Stock.(5)
3.9	Articles Supplementary relating to Series I Preferred Stock.(6)
3.10	Articles Supplementary relating to Series J Preferred Stock.(7)
4.1	Form of 77/8% Series E Cumulative Redeemable Preferred Stock Certificate.(3)
4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate.(8)
4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(5)
4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(6)
4.5	Form of 4.50% Series J Cumulative Convertible Perpetual Preferred Stock Certificate.(9)
4.6	Form of Stock Certificate for the Company's Common Stock.(10)
4.7	Form of Global Note evidencing 5.85% Senior Notes due 2017 issued on March 9, 2007.(11)
4.8	Form of Global Note evidencing 9.0% Senior Series B Notes due 2017 issued on July 9, 2012.(12)
4.9	Form of Global Note evidencing 7.125% Senior Notes due 2018 issued on November 13, 2012.(13)

4.10	Form of Global Note evidencing 4.875% Senior Notes due 2018 issued on May 10, 2013.(14)
4.11	Form of Global Note, No. 1-A evidencing 4.00% Senior Notes due 2017 issued on June 13, 2014.(15)
4.12	Form of Global Note, No. 1-B evidencing 4.00% Senior Notes due 2017 issued on June 13, 2014.(15)
4.13	Form of Global Note, No. 2-A evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(15)
4.14	Form of Global Note, No. 2-B evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(15)
4.15	Seventeenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.85% Senior Notes due 2017.(16)
4.16	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(17)
4.17	Indenture, dated as of May 8, 2012, between the Company and U.S. Bank National Association governing the 9.0% Senior Series B Notes due 2017.(18)
4.18	Form of Global Note, No. 1 evidencing 6.50% Senior Notes due 2021 issued on March 29, 2016.(19)
4.19	Twenty-First Supplemental Indenture, dated as of November 13, 2012 governing the 7.125% Senior Notes due 2018.(13)
4.20	Twenty-Fourth Supplemental Indenture, dated as of May 10, 2013, governing the 4.875% Senior Notes due 2018.(14)
4.21	Twenty-Sixth Supplemental Indenture, dated June 13, 2014, governing the 4.00% Senior Notes due 2017.(15)
4.22	Twenty-Seventh Supplemental Indenture, dated June 13, 2014, governing the 5.00% Senior Notes due 2019.(15)
4.23	Twenty-Eighth Supplemental Indenture, dated March 23, 2016, governing the 6.50% Senior Notes due 2021.(19)
10.2	iStar Inc. 2009 Long Term Incentive Compensation Plan.(20)
10.3	iStar Inc. 2013 Performance Incentive Plan.(20)
10.5	Form of Restricted Stock Unit Award Agreement.(21)
10.6	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(22)
10.7	Form of Award Agreement For Investment Pool.(10)
10.8
Amended and Restated Credit Agreement, dated as of June 23, 2016, by the Company, the banks set forth therein and J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A., Bank Of America, N.A. and Barclays Bank PLC as joint lead arrangers.(23)

10.9	Security Agreement, dated as of June 23, 2016, made by the Company, and the other parties thereto in favor of J.P. Morgan Chase Bank, N.A., as administrative agent.(23)
10.11	Credit Agreement dated as of March 27, 2015, among the Company, the other parties named therein and JPMorgan Chase Bank, N.A. as administrative agent.(24)
12.1	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.
14.0	iStar Inc. Code of Conduct.(25)
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Gerson, Preston, Klein, Lips, Eisenberg & Gelber, P.A.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1	Consolidated Financial Statements of Marina Palms, LLC and Subsidiaries for the years ended December 31, 2016, 2015 and 2014
100	XBRL-related documents
101	Interactive data file
________________________________________________________________________

(1)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 15, 2016.

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 25, 2013.

(3)	Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.

(4)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 30, 2003.

(5)	Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.

(6)	Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.

(7)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 18, 2013.

(8)	Incorporated by reference from the Company's Current Report on Form 8-A filed on September 25, 2003.

(9)	Incorporated by reference from the Company's Current Report on Form 8-A filed on March 18, 2013.

(10)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.

(11)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007.

(12)	Incorporated by reference from the Company's Form S-4 Registration Statement filed on June 8, 2012.

(13)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 19, 2012.

(14)	Incorporated by reference from the Company's Current Report on Form 8-K filed on May 16, 2013.

(15)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014.

(16)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 15, 2007.

(17)	Incorporated by reference from the Company's Form S-3 Registration Statement filed on February 12, 2001.

(18)	Incorporated by reference from the Company's Current Report on Form 8-K filed on May 11, 2012.

(19)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 29, 2016.

(20)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 11, 2014.

(21)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.

(22)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.

(23)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 29, 2016.

(24)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 4, 2015.

(25)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
* In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

Item 16.    Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iStar Inc. Registrant
Date:	February 24, 2017	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iStar Inc. Registrant
Date:	February 24, 2017	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2017	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 24, 2017	/s/ CLIFFORD DE SOUZA
Clifford De Souza Director

Date:	February 24, 2017	/s/ ROBERT W. HOLMAN, JR.
Robert W. Holman, Jr. Director

Date:	February 24, 2017	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 24, 2017	/s/ DALE A. REISS
Dale A. Reiss Director

Date:	February 24, 2017	/s/ BARRY W. RIDINGS
Barry W. Ridings Director