Form 10-Q
period 2017-03-31
ISTAR INC.
filed 2017-05-04
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of May 2, 2017, there were 72,105,169 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Real estate
Real estate, at cost	$1,896,262	$1,906,592
Less: accumulated depreciation	(419,671)	(414,840)
Real estate, net	1,476,591	1,491,752
Real estate available and held for sale	71,934	83,764
Total real estate	1,548,525	1,575,516
Land and development, net	955,150	945,565
Loans receivable and other lending investments, net	1,381,227	1,450,439
Other investments	197,559	214,406
Cash and cash equivalents	897,487	328,744
Accrued interest and operating lease income receivable, net	12,561	14,775
Deferred operating lease income receivable, net	97,859	96,420
Deferred expenses and other assets, net	204,148	199,649
Total assets	$5,294,516	$4,825,514
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$192,040	$211,570
Loan participations payable, net	182,087	159,321
Debt obligations, net	3,882,395	3,389,908
Total liabilities	4,256,522	3,760,799
Commitments and contingencies (refer to Note 11)	—	—
Redeemable noncontrolling interests (refer to Note 5)	3,513	5,031
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (refer to Note 13)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 72,105 and 72,042 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	72	72
Additional paid-in capital	3,603,586	3,602,172
Retained earnings (deficit)	(2,608,590)	(2,581,488)
Accumulated other comprehensive income (loss) (refer to Note 13)	(3,974)	(4,218)
Total iStar Inc. shareholders' equity	991,120	1,016,564
Noncontrolling interests	43,361	43,120
Total equity	1,034,481	1,059,684
Total liabilities and equity	$5,294,516	$4,825,514
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Operating lease income	$52,591	$54,937
Interest income	29,058	33,219
Other income	11,864	11,541
Land development revenue	20,050	14,947
Total revenues	113,563	114,644
Costs and expenses:
Interest expense	51,193	57,021
Real estate expense	35,741	34,305
Land development cost of sales	15,910	11,575
Depreciation and amortization	13,067	14,708
General and administrative	25,173	23,102
(Recovery of) provision for loan losses	(4,928)	1,506
Impairment of assets	4,413	—
Other expense	1,869	740
Total costs and expenses	142,438	142,957
Income (loss) before earnings from equity method investments and other items	(28,875)	(28,313)
Loss on early extinguishment of debt, net	(210)	(125)
Earnings from equity method investments	5,702	8,267
Income (loss) from operations before income taxes	(23,383)	(20,171)
Income tax (expense) benefit	(607)	414
Income (loss) from operations	(23,990)	(19,757)
Income from sales of real estate	8,618	10,458
Net income (loss)	(15,372)	(9,299)
Net (income) loss attributable to noncontrolling interests	1,100	942
Net income (loss) attributable to iStar Inc.	(14,272)	(8,357)
Preferred dividends	(12,830)	(12,830)
Net income (loss) allocable to common shareholders	$(27,102)	$(21,187)
Per common share data:
Income (loss) attributable to iStar Inc. from operations:
Basic and diluted	$(0.38)	$(0.27)
Net income (loss) attributable to iStar Inc.:
Basic and diluted	$(0.38)	$(0.27)
Weighted average number of common shares:
Basic and diluted	72,065	77,060

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$(15,372)	$(9,299)
Other comprehensive income (loss):
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(1)	122	257
Unrealized gains/(losses) on available-for-sale securities	(17)	19
Unrealized gains/(losses) on cash flow hedges	540	(962)
Unrealized gains/(losses) on cumulative translation adjustment	(401)	(40)
Other comprehensive income (loss)	244	(726)
Comprehensive income (loss)	(15,128)	(10,025)
Comprehensive (income) loss attributable to noncontrolling interests	1,100	942
Comprehensive income (loss) attributable to iStar Inc.	$(14,028)	$(9,083)
_______________________________________________________________________________

(1)
Reclassified to "Interest expense" in the Company's consolidated statements of operations are $30 and $160 for the three months ended March 31, 2017 and 2016, respectively. Reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations are $92 and $97 for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2017 and 2016
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$22	$4	$72	$3,602,172	$(2,581,488)	$(4,218)	$43,120	$1,059,684
Dividends declared—preferred	—	—	—	—	(12,830)	—	—	(12,830)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1,237	—	—	—	1,237
Net income (loss) for the period(2)	—	—	—	—	(14,272)	—	241	(14,031)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	244	—	244
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	177	—	—	—	177
Balance as of March 31, 2017	$22	$4	$72	$3,603,586	$(2,608,590)	$(3,974)	$43,361	$1,034,481

Balance as of December 31, 2015	$22	$4	$81	$3,689,330	$(2,625,474)	$(4,851)	$42,218	$1,101,330
Dividends declared—preferred	—	—	—	—	(12,830)	—	—	(12,830)
Issuance of stock/restricted stock unit amortization, net	—	—	—	604	—	—	—	604
Net income (loss) for the period(2)	—	—	—	—	(8,357)	—	358	(7,999)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(726)	—	(726)
Repurchase of stock	—	—	(6)	(58,126)	—	—	—	(58,132)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	438	—	—	—	438
Change in noncontrolling interest(3)	—	—	—	—	—	—	(7,292)	(7,292)
Balance as of March 31, 2016	$22	$4	$75	$3,632,246	$(2,646,661)	$(5,577)	$35,284	$1,015,393
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	For the three months ended March 31, 2017 and 2016, net income (loss) shown above excludes $(1,341) and $(1,300) of net loss attributable to redeemable noncontrolling interests.

(3)	Includes a payment to acquire a noncontrolling interest (refer to Note 5).
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(15,372)	$(9,299)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Recovery of) provision for loan losses	(4,928)	1,506
Impairment of assets	4,413	—
Depreciation and amortization	13,067	14,708
Non-cash expense for stock-based compensation	5,881	4,577
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	3,512	4,601
Amortization of discounts/premiums on loans, net	(3,184)	(3,422)
Deferred interest on loans, net	(11,467)	(12,114)
Earnings from equity method investments	(5,702)	(8,267)
Distributions from operations of other investments	20,029	26,317
Deferred operating lease income	(2,109)	(2,126)
Income from sales of real estate	(8,618)	(10,458)
Land development revenue in excess of cost of sales	(4,140)	(3,372)
Loss on early extinguishment of debt, net	210	125
Debt discount on repayments of debt obligations	(267)	(492)
Other operating activities, net	2,683	1,599
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	2,214	2,415
Changes in deferred expenses and other assets, net	(8,726)	1,034
Changes in accounts payable, accrued expenses and other liabilities	(24,987)	(23,023)
Cash flows used in operating activities	(37,491)	(15,691)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(61,605)	(94,343)
Capital expenditures on real estate assets	(7,781)	(17,735)
Capital expenditures on land and development assets	(27,604)	(29,375)
Repayments of and principal collections on loans receivable and other lending investments, net	171,066	73,211
Net proceeds from sales of real estate	30,215	35,680
Net proceeds from sales of land and development assets	20,923	8,775
Distributions from other investments	4,709	7,675
Contributions to other investments	(1,813)	(6,377)
Changes in restricted cash held in connection with investing activities	284	1,660
Other investing activities, net	1,801	7,716
Cash flows provided by (used in) investing activities	130,195	(13,113)
Cash flows from financing activities:
Borrowings from debt obligations	854,637	275,000
Repayments and repurchases of debt obligations	(353,191)	(282,755)
Preferred dividends paid	(12,830)	(12,830)
Repurchase of stock	—	(58,760)
Payments for deferred financing costs	(11,497)	—
Payments for withholding taxes upon vesting of stock-based compensation	(420)	(1,109)
Other financing activities, net	(661)	(10,686)
Cash flows provided by (used in) financing activities	476,038	(91,140)
Effect of exchange rate changes on cash	1	24
Changes in cash and cash equivalents	568,743	(119,920)
Cash and cash equivalents at beginning of period	328,744	711,101
Cash and cash equivalents at end of period	$897,487	$591,181
Supplemental disclosure of non-cash investing and financing activity:
Fundings of loan receivables and loan participations	$22,602	$1,905
Accounts payable for capital expenditures on land and development assets	—	3,650
Accounts payable for capital expenditures on real estate assets	781	—
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

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").
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
Consolidated VIEs—As of March 31, 2017, the Company consolidates VIEs for which it is considered the primary beneficiary. As of March 31, 2017, the total assets of these consolidated VIEs were $449.3 million and total liabilities were $74.4 million. The classifications of these assets are primarily within "Land and development, net" and "Real estate, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" and "debt obligations, net" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2017.

Unconsolidated VIEs—As of March 31, 2017, the Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of March 31, 2017, the Company's maximum exposure to loss from these investments does not exceed the sum of the $52.9 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $58.0 million of related unfunded commitments.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 3—Summary of Significant Accounting Policies

On January 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") which was issued to simplify several aspects of the accounting for share-based payment transactions, including income tax, classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.
As of March 31, 2017, the remainder of the Company's significant accounting policies, which are detailed in the Company's 2016 Annual Report, have not changed materially.
New Accounting Pronouncements—In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05") to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in ASU 2017-05 simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments in ASU 2017-05 require an entity to initially measure a retained noncontrolling interest in a nonfinancial asset at fair value consistent with how a retained noncontrolling interest in a business is measured. Also, if an entity transfers ownership interests in a consolidated subsidiary that is within the scope of ASC 610-20 and continues to have a controlling financial interest in that subsidiary, ASU 2017-05 requires the entity to account for the transaction as an equity transaction, which is consistent with how changes in ownership interests in a consolidated subsidiary that is a business are recorded when a parent retains a controlling financial interest in the business. ASU 2017-05 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01") to provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The Company's real estate acquisitions have historically been accounted for as a business combination or an asset acquisition. Under ASU 2017-01, certain transactions previously accounted for as business combinations under the existing guidance would be accounted for as asset acquisitions under the new guidance. As a result, the Company expects more transaction costs to be capitalized under real estate acquisitions and less transaction costs to be expensed under business combinations. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted under certain conditions. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company currently records a general reserve that covers performing loans and reserves for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. The Company estimates loss rates based on historical realized losses experienced within its portfolio and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience. The Company believes this general reserve component of its total loan loss reserves should minimize the impact of ASU 2016-13. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. Although most of the Company's revenue is operating lease income generated from lease contracts and interest income generated from financial instruments, certain other of the Company's revenue streams will be impacted by the new guidance. The Company currently expects that income from sales of real estate, land development revenue and other income will be impacted by ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of March 31, 2017
Land, at cost	$271,433	$211,054	$482,487
Buildings and improvements, at cost	1,097,049	316,726	1,413,775
Less: accumulated depreciation	(370,168)	(49,503)	(419,671)
Real estate, net	998,314	478,277	1,476,591
Real estate available and held for sale (2)	—	71,934	71,934
Total real estate	$998,314	$550,211	$1,548,525
As of December 31, 2016
Land, at cost	$272,666	$211,054	$483,720
Buildings and improvements, at cost	1,111,589	311,283	1,422,872
Less: accumulated depreciation	(368,665)	(46,175)	(414,840)
Real estate, net	1,015,590	476,162	1,491,752
Real estate available and held for sale (2)	1,284	82,480	83,764
Total real estate	$1,016,874	$558,642	$1,575,516
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

(2)	As of March 31, 2017 and December 31, 2016, the Company had $71.9 million and $82.5 million, respectively, of residential properties available for sale in its operating properties portfolio.

Real Estate Available and Held for Sale— During the three months ended March 31, 2016, the Company transferred one net lease asset with a carrying value of $0.7 million to held for sale due to an executed contract with a third party.

Dispositions—During the three months ended March 31, 2017 and 2016, the Company sold residential condominiums for total net proceeds of $10.2 million and $19.7 million, respectively, and recorded income from sales of real estate totaling $1.9 million and $4.9 million, respectively. During the three months ended March 31, 2017 and 2016, the Company sold net lease assets for net proceeds of $20.0 million and $10.0 million, respectively, resulting in gains of $6.7 million and $4.9 million, respectively. During the three months ended March 31, 2016, the Company also sold a commercial operating property for net proceeds of $5.9 million resulting in a gain of $0.7 million. The gains are recorded in "Income from sales of real estate" in the Company's consolidated statements of operations.
Impairments—During the three months ended March 31, 2017, the Company recorded an impairment of $4.4 million on a real estate asset held for sale due to shifting demand in the local condominium market along with a change in the Company's exit strategy.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.7 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of March 31, 2017 and December 31, 2016, the allowance for doubtful accounts related to real estate tenant receivables was $1.4 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.3 million as of March 31, 2017 and December 31, 2016. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	March 31,	December 31,
	2017	2016
Land and land development, at cost	$961,907	$952,051
Less: accumulated depreciation	(6,757)	(6,486)
Total land and development, net	$955,150	$945,565

Acquisitions—In 2016, the Company acquired an additional 10.7% interest in a consolidated entity for $10.8 million. The Company owns 95.7% of the entity as of March 31, 2017.

Dispositions—During the three months ended March 31, 2017 and 2016, the Company sold residential lots and units and recognized land development revenue of $20.1 million and $14.9 million, respectively, from its land and development portfolio. During the three months ended March 31, 2017 and 2016, the Company recognized land development cost of sales of $15.9 million and $11.6 million, respectively, from its land and development portfolio.

Redeemable Noncontrolling Interest—The Company has a majority interest in a strategic venture that provides the third party minority partner an option to redeem its interest at fair value. The Company has reflected the partner's noncontrolling interest in this venture as a component of redeemable noncontrolling interest within its consolidated balance sheets. Changes in fair value are being accreted over the term from the date of issuance of the redemption option to the earliest redemption date using the interest method. As of March 31, 2017 and December 31, 2016, this interest had a carrying value of zero and $1.3 million, respectively. As of March 31, 2017 and December 31, 2016, this interest did not have a redemption value.
Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	March 31, 2017	December 31, 2016
Senior mortgages	$834,795	$940,738
Corporate/Partnership loans	519,198	490,389
Subordinate mortgages	25,242	24,941
Total gross carrying value of loans	1,379,235	1,456,068
Reserves for loan losses	(79,389)	(85,545)
Total loans receivable, net	1,299,846	1,370,523
Other lending investments—securities	81,381	79,916
Total loans receivable and other lending investments, net	$1,381,227	$1,450,439

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2017	2016
Reserve for loan losses at beginning of period	$85,545	$108,165
(Recovery of) provision for loan losses	(4,928)	1,506
Charge-offs	(1,228)	—
Reserve for loan losses at end of period	$79,389	$109,671

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of March 31, 2017
Loans	$250,801	$1,135,134	$1,385,935
Less: Reserve for loan losses	(60,989)	(18,400)	(79,389)
Total(3)	$189,812	$1,116,734	$1,306,546
As of December 31, 2016
Loans	$253,941	$1,209,062	$1,463,003
Less: Reserve for loan losses	(62,245)	(23,300)	(85,545)
Total(3)	$191,696	$1,185,762	$1,377,458
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.7 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net premiums of $2.9 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively.

(3)
The Company's recorded investment in loans as of March 31, 2017 and December 31, 2016 includes accrued interest of $6.7 million and $6.9 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of March 31, 2017 and December 31, 2016, excludes $81.4 million and $79.9 million, respectively, of securities that are evaluated for impairment under ASC 320.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of March 31, 2017		As of December 31, 2016
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$756,720	2.31	$859,250	3.12
Corporate/Partnership loans	364,159	3.06	335,677	3.09
Subordinate mortgages	14,255	2.46	14,135	3.00
Total	$1,135,134	2.55	$1,209,062	3.11

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of March 31, 2017
Senior mortgages	$762,720	$—	$76,454	$76,454	$839,174
Corporate/Partnership loans	364,159	—	157,303	157,303	521,462
Subordinate mortgages	25,299	—	—	—	25,299
Total	$1,152,178	$—	$233,757	$233,757	$1,385,935
As of December 31, 2016
Senior mortgages	$868,505	$—	$76,677	$76,677	$945,182
Corporate/Partnership loans	335,677	—	157,146	157,146	492,823
Subordinate mortgages	24,998	—	—	—	24,998
Total	$1,229,180	$—	$233,823	$233,823	$1,463,003
_______________________________________________________________________________

(1)
As of March 31, 2017, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding. As of December 31, 2016, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of March 31, 2017			As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Subordinate mortgages	$11,044	$11,027	$—	$10,862	$10,846	$—
Subtotal	11,044	11,027	—	10,862	10,846	—
With an allowance recorded:
Senior mortgages	82,454	82,571	(48,518)	85,933	85,780	(49,774)
Corporate/Partnership loans	157,303	146,783	(12,471)	157,146	146,783	(12,471)
Subtotal	239,757	229,354	(60,989)	243,079	232,563	(62,245)
Total:
Senior mortgages	82,454	82,571	(48,518)	85,933	85,780	(49,774)
Corporate/Partnership loans	157,303	146,783	(12,471)	157,146	146,783	(12,471)
Subordinate mortgages	11,044	11,027	—	10,862	10,846	—
Total	$250,801	$240,381	$(60,989)	$253,941	$243,409	$(62,245)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$—	$—	$4,542	$—
Subordinate mortgages	10,953	—	—	—
Subtotal	10,953	—	4,542	—
With an allowance recorded:
Senior mortgages	84,194	—	126,843	—
Corporate/Partnership loans	157,224	—	5,571	—
Subtotal	241,418	—	132,414	—
Total:
Senior mortgages	84,194	—	131,385	—
Corporate/Partnership loans	157,224	—	5,571	—
Subordinate mortgages	10,953	—	—	—
Total	$252,371	$—	$136,956	$—

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of March 31, 2017
Available-for-Sale Securities
Municipal debt securities	$21,230	$21,230	$409	$21,639	$21,639
Held-to-Maturity Securities
Debt securities	59,867	59,742	2,321	62,063	59,742
Total	$81,097	$80,972	$2,730	$83,702	$81,381
As of December 31, 2016
Available-for-Sale Securities
Municipal debt securities	$21,240	$21,240	$426	$21,666	$21,666
Held-to-Maturity Securities
Debt securities	58,454	58,250	2,753	61,003	58,250
Total	$79,694	$79,490	$3,179	$82,669	$79,916

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended March 31,
	March 31, 2017	December 31, 2016	2017	2016
Real estate equity investments
iStar Net Lease I LLC ("Net Lease Venture")	$92,024	$92,669	$981	$946
Marina Palms, LLC ("Marina Palms")	19,439	35,185	3,117	8,221
Other real estate equity investments	53,230	53,202	1,357	(1,702)
Subtotal	164,693	181,056	5,455	7,465
Other strategic investments(1)	32,866	33,350	247	802
Total	$197,559	$214,406	$5,702	$8,267
_______________________________________________________________________________

(1)
In conjunction with the sale of the Company's interests in Oak Hill Advisors, L.P. in 2011, the Company retained a share of the carried interest related to various funds. During the three months ended March 31, 2016, the Company recognized $3.2 million of carried interest income.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form an unconsolidated entity in which the Company has an equity interest of approximately 51.9%. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. As of March 31, 2017 and December 31, 2016, the venture's carrying value of total assets was $516.5 million and $511.3 million, respectively. During the three months ended March 31, 2017 and 2016, the Company recorded $0.5 million and $0.4 million of management fees, respectively, from the Net Lease Venture which are included in "Other income" in the Company's consolidated statements of operations. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner.
Marina Palms—As of March 31, 2017, the Company owned a 47.5% equity interest in Marina Palms, a 468 unit, two tower residential condominium development in North Miami Beach, Florida. The 234 unit north tower has one unit remaining for sale as of March 31, 2017. The 234 unit south tower is 84% sold or pre-sold (based on unit count) as of March 31, 2017. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of March 31, 2017 and December 31, 2016, the venture's carrying value of total assets was $98.3 million and $201.8 million, respectively.
Other real estate equity investments—As of March 31, 2017, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 20% to 85%, comprised of investments of $3.2 million in operating properties and $50.0 million in land assets. As of December 31, 2016, the Company's other real estate equity investments included $3.6 million in operating properties and $49.6 million in land assets.
In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest. This entity is a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner. The Company and its partner both made $7.0 million contributions to the venture and the Company provided financing to the entity in the form of a $27.0 million senior loan commitment, which had a carrying value of $23.1 million and $22.7 million as of March 31, 2017 and December 31, 2016, respectively, and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. During the three months ended March 31, 2017, the Company recorded $0.4 million of interest income on the senior loan.

Other strategic investments—As of March 31, 2017, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. As of

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

March 31, 2017 and December 31, 2016, the carrying value of the Company's cost method investments was $0.9 million and $1.4 million, respectively.
Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Three Months Ended March 31, 2017
Marina Palms	$23,669	$(14,911)	$8,758
Net Lease Venture	9,621	(7,588)	1,890

For the Three Months Ended March 31, 2016
Marina Palms	$50,628	$(25,511)	$25,117
Net Lease Venture	7,830	(5,863)	1,823

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2017	December 31, 2016
Intangible assets, net(1)	$61,723	$63,098
Other receivables(2)	51,047	52,820
Other assets	47,877	39,591
Restricted cash	26,290	25,883
Leasing costs, net(3)	11,812	12,566
Corporate furniture, fixtures and equipment, net(4)	5,399	5,691
Deferred expenses and other assets, net	$204,148	$199,649
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $33.2 million and $32.6 million as of March 31, 2017 and December 31, 2016, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.9 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $0.5 million for the three months ended March 31, 2017 and 2016. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)	As of March 31, 2017 and December 31, 2016, included $25.8 million and $26.0 million, respectively, of receivables related to the construction and development of an amphitheater.

(3)	Accumulated amortization of leasing costs was $6.4 million and $6.7 million as of March 31, 2017 and December 31, 2016, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $9.5 million and $9.0 million as of March 31, 2017 and December 31, 2016, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2017	December 31, 2016
Other liabilities(1)	$79,398	$75,993
Accrued expenses(2)	62,139	72,693
Accrued interest payable	41,901	54,033
Intangible liabilities, net(3)	8,602	8,851
Accounts payable, accrued expenses and other liabilities	$192,040	$211,570
_______________________________________________________________________________

(1)
As of March 31, 2017 and December 31, 2016, "Other liabilities" includes $24.0 million related to profit sharing arrangements with developers for certain properties sold. As of March 31, 2017 and December 31, 2016, includes $1.4 million and $1.2 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of March 31, 2017 and December 31, 2016, "Other liabilities" also includes $7.8 million and $8.5 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(2)
As of March 31, 2017 and December 31, 2016, accrued expenses includes $2.4 million and $1.7 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market leases was $6.7 million and $6.4 million as of March 31, 2017 and December 31, 2016, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.3 million for the three months ended March 31, 2017 and 2016.

Deferred tax assets and liabilities of the Company's taxable REIT subsidiaries were as follows ($ in thousands):

	As of
	March 31, 2017	December 31, 2016
Deferred tax assets (liabilities)	$70,806	$66,498
Valuation allowance	(70,806)	(66,498)
Net deferred tax assets (liabilities)	$—	$—

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	March 31, 2017	December 31, 2016
Loan participations payable(1)	$182,853	$160,251
Debt discounts and deferred financing costs, net	(766)	(930)
Total loan participations payable, net	$182,087	$159,321
_______________________________________________________________________________

(1)
As of March 31, 2017, the Company had three loan participations payable with a weighted average interest rate of 5.2%. As of December 31, 2016, the Company had three loan participations payable with a weighted average interest rate of 4.8%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net. As of March 31, 2017 and December 31, 2016, the corresponding loan receivable balances were $181.9 million and $159.1 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	March 31, 2017	December 31, 2016
Secured credit facilities and mortgages:
2015 $250 Million Secured Revolving Credit Facility	$—	$—	LIBOR + 2.75%	(1)	March 2018
2016 Senior Secured Credit Facility	500,000	498,648	LIBOR + 3.75%	(2)	July 2020
2017 Secured Financing	227,000	—	3.795%	(3)	April 2027
Mortgages collateralized by net lease assets	247,535	249,987	3.875% - 7.26%	(4)	Various through 2032
Total secured credit facilities and mortgages	974,535	748,635
Unsecured notes:
5.85% senior notes	—	99,722	5.85%		—
9.00% senior notes	275,000	275,000	9.00%		June 2017
4.00% senior notes(5)	550,000	550,000	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes(6)	300,000	300,000	4.875%		July 2018
5.00% senior notes(7)	770,000	770,000	5.00%		July 2019
6.50% senior notes(8)	275,000	275,000	6.50%		July 2021
6.00% senior notes(9)	375,000	—	6.00%		April 2022
Total unsecured notes	2,845,000	2,569,722
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,919,535	3,418,357
Debt discounts and deferred financing costs, net	(37,140)	(28,449)
Total debt obligations, net(10)	$3,882,395	$3,389,908
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

(2)
The loan bears interest at the Company's election of either (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.0% and subject to a margin of 2.75% or (ii) LIBOR subject to a margin of 3.75% with a minimum LIBOR rate of 1.0%.

(3)	The Company entered into a $200 million notional rate lock swap, bringing the effective interest rate down from 3.795% to 3.773%.

(4)	As of March 31, 2017 and December 31, 2016, includes a loan with a floating rate of LIBOR plus 2.0%. As of March 31, 2017, the weighted average interest rate of these loans is 5.1%.

(5)	The Company can prepay these senior notes without penalty beginning August 1, 2017.

(6)	The Company can prepay these senior notes without penalty beginning January 1, 2018.

(7)	The Company can prepay these senior notes without penalty beginning July 1, 2018.

(8)	The Company can prepay these senior notes without penalty beginning July 1, 2020.

(9)	The Company can prepay these senior notes without penalty beginning April 1, 2021.

(10)	The Company capitalized interest relating to development activities of $2.0 million and $1.4 million during the three months ended March 31, 2017 and 2016, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2017, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2017 (remaining nine months)	$825,000	$—	$825,000
2018	600,000	10,648	610,648
2019	770,000	28,770	798,770
2020	—	500,000	500,000
2021	275,000	119,072	394,072
Thereafter	475,000	316,045	791,045
Total principal maturities	2,945,000	974,535	3,919,535
Unamortized discounts and deferred financing costs, net	(21,148)	(15,992)	(37,140)
Total debt obligations, net	$2,923,852	$958,543	$3,882,395
_____________________________________________________________________________

(1)
The Company has $825.0 million of debt obligations maturing in two separate tranches during 2017, and $310.6 million of other debt obligations maturing before the end of May 2018, as listed in the debt obligations table above. The Company's plans to satisfy these obligations primarily consist of accessing the debt and/or equity markets to obtain capital to satisfy the maturing obligations. In addition, management intends to execute on its business strategy of disposing of assets and selling interests in business lines as well as collecting loan repayments from borrowers to further generate available liquidity. Should these sources of capital not be sufficiently available, the Company will slow its pace of making new investments and will need to identify alternative sources of capital. As of May 3, 2017, the Company had approximately $1.2 billion of cash and available capacity under existing borrowing arrangements.

2017 Secured Financing—In March 2017, the Company entered into a $227.0 million secured financing transaction (the "2017 Secured Financing") that accrues interest at 3.795% and matures in April 2027. Subsequent to March 31, 2017, the 2017 Secured Financing was assumed by an entity in which the Company has a 49% noncontrolling interest (refer to Note 18). The 2017 Secured Financing is collateralized by 12 properties including seven ground net leases and one master lease (covering the accounts of five properties). In connection with the 2017 Secured Financing, the Company incurred $7.4 million of lender and third-party fees, substantially all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets.
2016 Secured Term Loan—In December 2016, the Company arranged a $170.0 million delayed draw secured term loan (the "2016 Secured Term Loan"). During the three months ended March 31, 2017, the Company allowed the 2016 Secured Term Loan to expire and replaced the 2016 Secured Term Loan with the 2017 Secured Financing. The 2016 Secured Term Loan was collateralized by the 12 properties that now serve as collateral for the 2017 Secured Financing which were sold subsequent to March 31, 2017.
2016 Senior Secured Credit Facility—In June 2016, the Company entered into a senior secured credit facility of $450.0 million (the "2016 Senior Secured Credit Facility"). In August 2016, the Company upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Secured Credit Facility was issued at 99% of par and the upsize was issued at par. The 2016 Senior Secured Credit Facility initially accrued interest at a floating rate of LIBOR plus 4.50% with a 1.00% LIBOR floor. In January 2017, the Company repriced the 2016 Senior Secured Credit Facility to LIBOR plus 3.75% with a 1.00% LIBOR floor. The 2016 Senior Secured Credit Facility is collateralized 1.25x by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2016 Senior Secured Credit Facility. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees, and is required to repay 0.25% of the principal amount on the first business day of each quarter. Proceeds from the 2016 Senior Secured Credit Facility, together with cash on hand, were primarily used to repay other secured debt.
In connection with the 2016 Senior Secured Credit Facility, the Company incurred $4.5 million of lender fees, substantially all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets. The Company also incurred $6.2 million in third party fees, of which $4.3 million was capitalized in “Debt obligations, net” on the Company's consolidated balance sheets, as it related to new lenders, and $1.9 million was recognized in “Other expense” in the Company's consolidated statements of operations as it related primarily to those lenders from the original facility that modified their debt under the new facility. In connection with the repricing of the 2016 Senior Secured Credit Facility in January 2017, the Company incurred an additional $0.8 million in fees, substantially all of which was recognized in "Other expense."

2015 Secured Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). Borrowings under this credit facility

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. During the three months ended March 31, 2017, the weighted average cost of the credit facility was 3.46%. Commitments under the revolving facility mature in March 2018. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019. As of March 31, 2017, based on the Company's borrowing base of assets, the Company had $236.0 million of borrowing capacity available under the 2015 Secured Revolving Credit Facility.
Unsecured Notes—In March 2017, the Company issued $375.0 million principal amount of 6.00% senior unsecured notes due April 2022. Proceeds from the offering were primarily used to repay in full the $99.7 million principal amount of 5.85% senior unsecured notes due March 2017 and, subsequent to March 31, 2017, repay in full the $275.0 million principal amount of 9.00% senior unsecured notes due June 2017. In March 2016, the Company repaid its $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, the Company issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility.

In November 2016, in connection with the retirement of the Company's $200.0 million principal amount of 3.0% senior unsecured convertible notes due November 2016, the Company converted $9.6 million principal amount into 0.8 million shares of our common stock.

Encumbered/Unencumbered Assets—The carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2017		December 31, 2016
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,005,826	$470,765	$881,212	$610,540
Real estate available and held for sale	—	71,934	—	83,764
Land and development, net	35,165	919,985	35,165	910,400
Loans receivable and other lending investments, net(1)(2)	137,293	1,080,448	172,581	1,142,050
Other investments	—	197,559	—	214,406
Cash and other assets	—	1,212,055	—	639,588
Total	$1,178,284	$3,952,746	$1,088,958	$3,600,748
_______________________________________________________________________________

(1)	As of March 31, 2017 and December 31, 2016, the amounts presented exclude general reserves for loan losses of $18.4 million and $23.3 million, respectively.

(2)	As of March 31, 2017 and December 31, 2016, the amounts presented exclude loan participations of $181.9 million and $159.1 million, respectively.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

As of March 31, 2017, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$305,862	$9,814	$24,059	$339,735
Strategic Investments	—	—	45,564	45,564
Total(2)	$305,862	$9,814	$69,623	$385,299
_______________________________________________________________________________

(1)	Excludes $155.3 million of commitments on loan participations sold that are not the obligation of the Company.

(2)	The Company did not have any Discretionary Fundings as of March 31, 2017.

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
Shareholder Action
As previously reported, a shareholder action was filed in 2014 in Maryland state court purporting to assert derivative, class and individual claims against the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint alleged breach of fiduciary duty, breach of contract and other causes of action arising out of compensation awards granted by the Company to our senior executives in December 2008 and modified in July 2011. On October 30, 2014, the Maryland Circuit Court dismissed all of plaintiffs' claims in the action. Plaintiffs appealed and, on January 28, 2016, the Maryland Court of Special Appeals affirmed the order of the Circuit Court. Plaintiffs appealed that decision and, on January 20, 2017, the Maryland Court of Appeals (Maryland’s highest court) issued its opinion affirming the dismissal of all of plaintiffs’ claims against the Company and the other defendants. This matter is concluded.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
This litigation involves a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. On January 22, 2015, the United States District Court for the District of Maryland (the District Court) entered a judgment in favor of the Company, as seller, and against Lennar, as purchaser. The District Court found that the Company is entitled to specific performance and awarded damages to the Company in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) simple interest on the unpaid amount at a rate of 12% annually, calculated from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. Lennar appealed the District Court's judgment and posted an appeal bond.

On April 12, 2017, the United States Court of Appeals for the Fourth Circuit (the Court of Appeals) affirmed the judgment of the District Court in its entirety. Lennar has filed a petition with the Court of Appeals for rehearing en banc, only with respect to the calculation of interest owed by Lennar on the unpaid purchase price following the date of the judgment of the District Court, which petition is pending. Lennar’s time period to seek review of the Court of Appeals’ decision by the United States Supreme Court has not expired.

On April 21, 2017, the Company and Lennar completed settlement of transfer of the land, pursuant to which we conveyed the land to Lennar and received net proceeds of $231.1 million after payment of $6.3 million in documentary transfer taxes, subject to certain holdbacks and subject also to final resolution of the amount of post-judgment interest owed by Lennar, consisting of $114.0 million of sales proceeds, $121.8 million of interest and $1.6 million of real estate tax reimbursements. The amount of attorneys’ fees and costs to be recovered by the Company will be determined through further proceedings before the District Court. A portion of the net proceeds received by the Company has been paid to the third party which holds a 4.3% participation interest in all proceeds received by the Company.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	N/A	$—	Other Liabilities	$307	Other Liabilities	$8
Interest rate swaps	Other assets	58	N/A	—	N/A	—	Other Liabilities	39
Total		$58		$—		$307		$47

Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	Other Assets	$702	Other Liabilities	$264	N/A	$—
Interest rate cap	Other Assets	71	Other Assets	25	N/A	—	N/A	—
Total		$71		$727		$264		$—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended March 31, 2017
Interest rate swaps	Interest Expense	467	(30)	N/A
Interest rate cap	Earnings from equity method investments	(5)	(5)	N/A
Interest rate swap	Earnings from equity method investments	78	(87)	N/A
Foreign exchange contracts	Earnings from equity method investments	(299)	—	N/A
For the Three Months Ended March 31, 2016
Interest rate cap	Interest Expense	—	(185)	N/A
Interest rate cap	Earnings from equity method investments	(1)	—	N/A
Interest rate swaps	Interest Expense	(502)	25	N/A
Interest rate swap	Earnings from equity method investments	(459)	(97)	N/A
Foreign exchange contracts	Earnings from equity method investments	(87)	—	N/A

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Three Months Ended March 31,
Derivatives not Designated in Hedging Relationships		2017	2016
Interest rate cap	Other Expense	$47	$(803)
Foreign exchange contracts	Other Expense	(125)	(182)
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
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. As of March 31, 2017, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ and Rs in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells Indian rupee ("INR")/Buys USD Forward	₨	350,000	$5,089	April 2017
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of March 31, 2017, the Company had the following

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($, €, and £ in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward	€6,300	$6,549	April 2017
Sells pound sterling ("GBP")/Buys USD Forward	£3,400	$4,168	April 2017
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations for loan investments or "Accumulated other comprehensive income (loss)," on its consolidated balance sheets for net investments in foreign subsidiaries. The Company recorded net gains related to foreign investments of $0.1 million during the three months ended March 31, 2017 and 2016 in its consolidated statements of operations.
Interest Rate Hedges—For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. As of March 31, 2017, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$26,254	LIBOR + 2.00%	3.47%	October 2012	November 2019
During the three months ended March 31, 2017, the Company entered into and settled a rate lock swap in connection with the 2017 Secured Financing. As a result of the settlement, the Company recorded a $0.4 million unrealized gain in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. The unrealized gain will be amortized from accumulated other comprehensive as a reduction to interest expense over the term of the 2017 Secured Financing.
For derivatives not designated as cash flow hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of March 31, 2017, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Over the next 12 months, the Company expects that $0.1 million related to terminated cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense and $0.3 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into earnings.

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company reports derivative instruments on a gross basis in the consolidated financial statements. In connection with its foreign currency derivatives which were in a liability position as of March 31, 2017 and December 31, 2016, the Company has posted collateral of $1.8 million and $0.4 million, respectively, and is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of March 31, 2017.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of March 31, 2017 and December 31, 2016:

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

(2)
The Company declared and paid dividends of $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the three months ended March 31, 2017 and 2016. The Company declared and paid dividends of $2.3 million on its Series J Convertible Perpetual Preferred Stock during the three months ended March 31, 2017 and 2016. The character of the 2016 dividends were as follows: 47.30% is a capital gain distribution, of which 76.15% represents unrecaptured section 1250 gain and 23.85% long term capital gain, and 52.70% is ordinary income. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2015, the Company had $902.9 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2035 if unused. The amount of NOL carryforwards as of December 31, 2016 will be determined upon finalization of the Company's 2016 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards), as long as the Company maintains its REIT qualification. The 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the three months ended March 31, 2017 and 2016.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, the Company's Board of Directors authorized a new $50.0 million stock repurchase program. After having substantially utilized the availability authorized in February 2016, the Company's Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016. The program authorizes the repurchase of common stock from

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the three months ended March 31, 2017, the Company did not repurchase any shares of common stock. During the three months ended March 31, 2016, the Company repurchased 5.8 million shares of its outstanding common stock for $58.1 million, at an average cost of $9.94 per share. As of March 31, 2017, the Company had remaining authorization to repurchase up to $50.0 million of common stock available to repurchase under its stock repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March 31, 2017	December 31, 2016
Unrealized gains (losses) on available-for-sale securities	$132	$149
Unrealized gains (losses) on cash flow hedges	689	27
Unrealized losses on cumulative translation adjustment	(4,795)	(4,394)
Accumulated other comprehensive income (loss)	$(3,974)	$(4,218)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the effect of performance incentive plans (see below), of $5.9 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively, in "General and administrative" in the Company's consolidated statements of operations. As of March 31, 2017, there was $3.0 million of total unrecognized compensation cost related to all unvested restricted stock units ("Units") that are expected to be recognized over a weighted average remaining vesting/service period of 2.1 years.
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
•In May 2014, the Company granted 73 iPIP points in the initial 2013-2014 investment pool.

•	In January 2015, the Company granted an additional 10 iPIP points in the 2013-2014 investment pool and 34 iPIP points in the 2015-2016 investment pool.

•	In January 2016, the Company granted an additional 10 iPIP points in the 2013-2014 investment pool and an additional 40 iPIP points in the 2015-2016 investment pool.

•	In June 2016, the Company granted an additional 2.5 iPIP points in the 2015-2016 investment pool.

•
In February 2017, the Company granted an additional 5 iPIP points in the 2013-2014 investment pool, an additional 18 iPIP points in the 2015-2016 investment pool, and 44 iPIP points in the 2017-2018 investment pool.

As of March 31, 2017 and December 31, 2016, the Company had accrued compensation costs relating to iPIP of $28.3 million and $22.4 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
Long-Term Incentive Plan—The Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the 2009 LTIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors. The Company's shareholders approved the 2009 LTIP in 2009 and approved the performance-based provisions of the 2009 LTIP, as amended, in 2014.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2017, an aggregate of 3.4 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Share Issuances—During the three months ended March 31, 2017, the Company granted 97,967 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 62,704 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.
2017 Restricted Stock Unit Activity—During the three months ended March 31, 2017, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
115,571 service-based Units granted on February 22, 2017, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2019, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of March 31, 2017, 115,571 of such service-based Units were outstanding.

As of March 31, 2017, the Company had the following additional stock-based compensation awards outstanding:

•
80,000 service-based Units granted on June 15, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will vest in equal annual installments over four years on each anniversary of the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Upon vesting of these Units, the holder will receive shares of the Company's common stock in the amount of the vested Units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

•
109,417 service-based Units granted on January 29, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2018, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

•
39,071 target amount of performance-based Units granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The performance is based on the Company's TSR, measured over a performance period ending on December 31, 2017, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company’s TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of common stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these performance-based awards were 0.75% for risk-free interest rate and 28.14% for expected stock price volatility.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

Directors' Awards—As of March 31, 2017, a combined total of 333,384 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.9 million.

401(k) Plan—The Company made gross contributions of $0.6 million for the three months ended March 31, 2017 and 2016.

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
The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2017	2016
Income (loss) from operations	$(23,990)	$(19,757)
Income from sales of real estate	8,618	10,458
Net (income) loss attributable to noncontrolling interests	1,100	942
Preferred dividends	(12,830)	(12,830)
Income (loss) from operations attributable to iStar Inc. and allocable to common shareholders and Participating Security Holders for basic and diluted earnings per common share	$(27,102)	$(21,187)

	For the Three Months Ended March 31,
	2017	2016
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from operations attributable to iStar Inc. and allocable to common shareholders	$(27,102)	$(21,187)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(27,102)	$(21,187)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	72,065	77,060

Basic and diluted earnings per common share:
Income (loss) from operations attributable to iStar Inc. and allocable to common shareholders	$(0.38)	$(0.27)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.38)	$(0.27)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1):

	For the Three Months Ended March 31,
	2017	2016
3.00% convertible senior unsecured notes	—	16,992
Series J convertible perpetual preferred stock	15,635	15,635
1.50% convertible senior unsecured notes	—	11,567
Joint venture shares	298	298
_______________________________________________________________________________

(1)	For the three months ended March 31, 2017 and 2016, the effect of the Company's unvested Units, performance-based Units, CSEs and restricted stock awards were anti-dilutive.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2017
Recurring basis:
Derivative assets(1)	$129	$—	$129	$—
Derivative liabilities(1)	571	—	571	—
Available-for-sale securities(1)	21,639	—	—	21,639
Non-recurring basis:
Impaired real estate(2)	10,141	—	—	10,141

As of December 31, 2016
Recurring basis:
Derivative assets(1)	$727	$—	$727	$—
Derivative liabilities(1)	47	—	47	—
Available-for-sale securities(1)	21,666	—	—	21,666
Non-recurring basis:
Impaired loans(3)	7,200	—	—	7,200
Impaired real estate(4)	3,063	—	—	3,063
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

(2)	The Company recorded an impairment on one real estate asset with a fair value of $10.1 million based on a discount rate of 11% using discounted cash flows over a two year sellout period.

(3)	The Company recorded a provision for loan losses on one loan with a fair value of $5.2 million using an appraisal based on market comparable sales. In addition, the Company recorded a recovery of loan losses on one loan with a fair value of $2.0 million based on proceeds to be received.

(4)	The Company recorded an impairment on one real estate asset with a fair value of $3.1 million based on a discount rate of 11% using discounted cash flows over a two year sellout period.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the three months ended March 31, 2017 and 2016 ($ in thousands):

	2017	2016
Beginning balance	$21,666	$1,161
Purchases	—	4,366
Repayments	(10)	(10)
Unrealized (losses) gains recorded in other comprehensive income	(17)	19
Ending balance	$21,639	$5,536
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.4 billion and $4.2 billion, respectively, as of March 31, 2017 and $1.5 billion and $3.6 billion, respectively, as of December 31, 2016. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended March 31, 2017:
Operating lease income	$—	$36,496	$15,989	$106	$—	$52,591
Interest income	29,058	—	—	—	—	29,058
Other income	76	506	10,355	386	541	11,864
Land development revenue	—	—	—	20,050	—	20,050
Earnings (loss) from equity method investments	—	981	632	3,842	247	5,702
Income from sales of real estate	—	6,720	1,898	—	—	8,618
Total revenue and other earnings	29,134	44,703	28,874	24,384	788	127,883
Real estate expense	—	(4,726)	(21,518)	(9,497)	—	(35,741)
Land development cost of sales	—	—	—	(15,910)	—	(15,910)
Other expense	(605)	—	—	—	(1,264)	(1,869)
Allocated interest expense	(11,888)	(15,783)	(5,606)	(8,118)	(9,798)	(51,193)
Allocated general and administrative(2)	(3,596)	(4,642)	(1,755)	(3,926)	(5,373)	(19,292)
Segment profit (loss)(3)	$13,045	$19,552	$(5)	$(13,067)	$(15,647)	$3,878
Other significant items:
Recovery of loan losses	$(4,928)	$—	$—	$—	$—	$(4,928)
Impairment of assets	—	—	4,413	—	—	4,413
Depreciation and amortization	—	8,428	4,039	270	330	13,067
Capitalized expenditures	—	771	8,210	26,592	—	35,573

Three Months Ended March 31, 2016:
Operating lease income	$—	$35,750	$19,081	$106	$—	$54,937
Interest income	33,219	—	—	—	—	33,219
Other income	1,297	80	7,344	1,065	1,755	11,541
Land development revenue	—	—	—	14,947	—	14,947
Earnings (loss) from equity method investments	—	946	(142)	6,661	802	8,267
Income from sales of real estate	—	4,928	5,530	—	—	10,458
Total revenue and other earnings	34,516	41,704	31,813	22,779	2,557	133,369
Real estate expense	—	(4,508)	(21,120)	(8,677)	—	(34,305)
Land development cost of sales	—	—	—	(11,575)	—	(11,575)
Other expense	86	—	—	—	(826)	(740)
Allocated interest expense	(14,702)	(16,236)	(6,620)	(8,359)	(11,104)	(57,021)
Allocated general and administrative(2)	(3,831)	(4,296)	(1,870)	(3,270)	(5,258)	(18,525)
Segment profit (loss)(3)	$16,069	$16,664	$2,203	$(9,102)	$(14,631)	$11,203
Other significant items:
Provision for loan losses	$1,506	$—	$—	$—	$—	$1,506
Depreciation and amortization	—	8,851	5,283	300	274	14,708
Capitalized expenditures	—	851	15,797	34,268	—	50,916

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

As of March 31, 2017
Real estate
Real estate, net	$—	$998,314	$478,277	$—	$—	$1,476,591
Real estate available and held for sale	—	—	71,934	—	—	71,934
Total real estate	—	998,314	550,211	—	—	1,548,525
Land and development, net	—	—	—	955,150	—	955,150
Loans receivable and other lending investments, net	1,381,227	—	—	—	—	1,381,227
Other investments	—	92,024	3,215	69,454	32,866	197,559
Total portfolio assets	$1,381,227	$1,090,338	$553,426	$1,024,604	$32,866	4,082,461
Cash and other assets						1,212,055
Total assets						$5,294,516

As of December 31, 2016
Real estate
Real estate, net	$—	$1,015,590	$476,162	$—	$—	$1,491,752
Real estate available and held for sale	—	1,284	82,480	—	—	83,764
Total real estate	—	1,016,874	558,642	—	—	1,575,516
Land and development, net	—	—	—	945,565	—	945,565
Loans receivable and other lending investments, net	1,450,439	—	—	—	—	1,450,439
Other investments	—	92,669	3,583	84,804	33,350	214,406
Total portfolio assets	$1,450,439	$1,109,543	$562,225	$1,030,369	$33,350	4,185,926
Cash and other assets						639,588
Total assets						$4,825,514
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

(2)	General and administrative excludes stock-based compensation expense of $5.9 million and $4.6 million for the three months ended March 31, 2017 and 2016. respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended March 31,
	2017	2016
Segment profit	$3,878	$11,203
Less: Recovery of (provision for) loan losses	4,928	(1,506)
Less: Impairment of assets	(4,413)	—
Less: Stock-based compensation expense	(5,881)	(4,577)
Less: Depreciation and amortization	(13,067)	(14,708)
Less: Income tax (expense) benefit	(607)	414
Less: Loss on early extinguishment of debt, net	(210)	(125)
Net income (loss)	$(15,372)	$(9,299)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 18—Subsequent Events

On April 12, 2017, the Company repaid in full the $275.0 million principal amount of 9.00% senior unsecured notes due June 2017 at par. In connection with the repayment prior to maturity, the Company paid a $2.75 million make whole premium.

On April 14, 2017, two institutional investors acquired, through a merger and related transactions, a 51% interest in the Company's ground net lease business, a component of the Company's net lease segment, consisting of 12 properties subject to long-term net leases including seven ground net leases and one master lease (covering five properties). The Company will deconsolidate the 12 properties and own a 49% noncontrolling interest in the new entity and account for its investment in the new entity as an equity method investment. The Company received total consideration of $340.0 million, including the venture's assumption of the $227.0 million 2017 Secured Financing. The Company had a carrying value of approximately $156.0 million in the 12 properties and will recognize an approximate gain of $178.0 million in connection with the sale. The new entity, named Safety, Income and Growth, Inc., has filed a registration statement on Form S-11 for a possible initial public offering ("IPO") and the Company has committed to pay up to $25.0 million in offering costs in connection with an IPO.

On April 21, 2017, the Company and Lennar completed settlement of transfer of the land, pursuant to which we conveyed the land to Lennar and received net proceeds of $231.1 million after payment of $6.3 million in documentary transfer taxes, subject to certain holdbacks and subject also to final resolution of the amount of post-judgment interest owed by Lennar, consisting of $114.0 million of sales proceeds, $121.8 million of interest and $1.6 million of real estate tax reimbursements. The amount of attorneys’ fees and costs to be recovered by the Company will be determined through further proceedings before the District Court. A portion of the net proceeds received by the Company has been paid to the third party which holds a 4.3% participation interest in all proceeds received by the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2016 Annual Report, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2016 Annual Report. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.
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
Executive Overview

We continued to invest in what we believe to be attractive investment opportunities in our real estate finance and net lease businesses while making progress in stabilizing and/or monetizing our commercial and residential operating properties. Our land portfolio continues to make significant progress with almost all of our land projects being re-entitled and sales and leasing efforts gaining momentum. Our investment activity has focused on new originations within our core business segments of real estate finance and net lease. In addition, we continue to make significant investments within our operating property and land and development portfolios in order to better position assets for sale and maximize value for our shareholders.
We have continued to strengthen our balance sheet through our financing activities. Access to the capital markets has allowed us to extend our debt maturity profile and remain primarily an unsecured borrower. In March 2017, we issued $375.0 million principal amount of 6.00% senior unsecured notes due April 2022. Proceeds from the offering were primarily used to repay in full the $99.7 million principal amount of 5.85% senior unsecured notes due March 2017 and, subsequent to March 31, 2017, repay in full the $275.0 million principal amount of 9.00% senior unsecured notes due June 2017. In addition, also in March 2017, we entered into a $227.0 million secured financing (the "2017 Secured Financing") that accrues interest at 3.795% and matures in April 2027. The 2017 Secured Financing is collateralized by 12 properties including seven ground net leases and one master lease covering the accounts of five related properties. As of March 31, 2017, we had $897.5 million of cash, which we expect to use primarily to repay debt and fund future investment activities. In addition, we have additional borrowing capacity of $236.0 million at March 31, 2017.
During the three months ended March 31, 2017, our real estate finance and net lease business segments contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land and development assets in order to maximize their value. We intend to continue these efforts, with the objective of increasing the contribution of these assets to our earnings in the future. For the three months ended March 31, 2017, we recorded a net loss allocable to common shareholders of $27.1 million, compared to a net loss of $21.2 million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the three months ended March 31, 2017 was $(11.8) million, compared to $(0.3) million during the same period in the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income).

Portfolio Overview

As of March 31, 2017, based on gross carrying values, our $4.5 billion investment portfolio has the following characteristics:

As of March 31, 2017, based on gross carrying values, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands)(1):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$207,205	$747,788	$122,605	$—	$1,077,598	23.9%
Land and Development	—	—	—	1,031,361	1,031,361	22.8%
Hotel	335,854	136,080	103,260	—	575,194	12.7%
Entertainment / Leisure	—	489,671	—	—	489,671	10.8%
Mixed Use / Mixed Collateral	297,636	—	173,906	—	471,542	10.4%
Condominium	314,608	—	71,304	—	385,912	8.5%
Other Property Types	205,993	29,619	6	—	235,618	5.2%
Retail	38,331	57,348	131,848	—	227,527	5.0%
Strategic Investments	—	—	—	—	32,866	0.7%
Total	$1,399,627	$1,460,506	$602,929	$1,031,361	$4,527,289	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$662,477	$399,362	$46,784	$246,473	$1,355,096	30.0%
West	89,901	357,538	37,957	367,426	852,822	18.8%
Southeast	167,589	251,123	149,199	138,475	706,386	15.6%
Mid-Atlantic	174,046	154,296	49,561	221,859	599,762	13.2%
Southwest	51,227	182,336	241,814	25,628	501,005	11.1%
Central	164,367	67,196	67,473	31,500	330,536	7.3%
Various(2)	90,020	48,655	10,141	—	148,816	3.3%
Strategic Investments(2)	—	—	—	—	32,866	0.7%
Total	$1,399,627	$1,460,506	$602,929	$1,031,361	$4,527,289	100.0%
_______________________________________________________________________________
(1)Based on the carrying value of our total investment portfolio gross of accumulated depreciation and general loan loss reserves.
(2)Combined, strategic investments and the various category include $20.0 million of international assets.

Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of March 31, 2017, our real estate finance portfolio, excluding securities, totaled $1.4 billion, gross of general loan loss reserves. The portfolio included $1.1 billion of performing loans with a weighted average maturity of 1.5 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	March 31, 2017
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	36	$1,128,434	$(18,400)	$1,110,034	85.4%	1.6%
Non-performing loans	5	250,801	(60,989)	189,812	14.6%	24.3%
Total	41	$1,379,235	$(79,389)	$1,299,846	100.0%	5.8%

	December 31, 2016
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$1,202,127	$(23,300)	$1,178,827	86.0%	1.9%
Non-performing loans	6	253,941	(62,245)	191,696	14.0%	24.5%
Total	41	$1,456,068	$(85,545)	$1,370,523	100.0%	5.9%

Performing Loans—The table below summarizes our performing loans gross of reserves ($ in thousands):

	March 31, 2017	December 31, 2016
Senior mortgages	$752,341	$854,805
Corporate/Partnership loans	361,895	333,244
Subordinate mortgages	14,198	14,078
Total	$1,128,434	$1,202,127

Weighted average LTV	60%	64%
Yield	9.2%	8.9%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2017, we had non-performing loans with an aggregate carrying value of $189.8 million compared to non-performing loans with an aggregate carrying value of $191.7 million as of December 31, 2016. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $79.4 million as of March 31, 2017, or 5.8% of total loans, compared to $85.5 million or 5.9% as of December 31, 2016. For the three months ended March 31, 2017, the recovery of loan losses included a reduction in the general reserve of $4.9 million due to an overall improvement in the risk ratings of our loan portfolio. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2017, asset-specific reserves decreased to $61.0 million compared to $62.2 million as of December 31, 2016.

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

The general reserve decreased to $18.4 million or 1.6% of performing loans as of March 31, 2017, compared to $23.3 million or 1.9% of performing loans as of December 31, 2016. The decrease was primarily attributable to an overall improvement in the risk ratings of our loan portfolio.

Net Lease

Our net lease business seeks to create stable cash flows through long-term net leases primarily to single tenants on our properties. We target mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. We invest in new net lease investments primarily through our Net Lease Venture, in which we hold a 51.9% interest. The Net Lease Venture has a right of first offer on any new net lease investments that we source. In the three months ended March 31, 2017, the Net Lease Venture's investment period was extended through February 1, 2018. The term of the Net Lease Venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of the Company and its partner.

As of March 31, 2017, our net lease portfolio, including equity method investments, totaled $1.46 billion, gross of $370.2 million of accumulated depreciation. The table below provides certain statistics for our net lease portfolio.

Net Lease Statistics
	March 31, 2017	December 31, 2016
Square feet (mm)(1)	17,078	17,214
Leased %(2)	99%	98%
Weighted average lease term (years)(3)	14.8	14.7
Yield(4)	8.4%	8.3%
______________________________________________________________

(1)	As of March 31, 2017 and December 31, 2016, includes 3,081 square feet at one of our equity method investments of which we own 51.9%.

(2)	Excluding equity method investments, our net lease portfolio was 98% leased as of March 31, 2017 and December 31, 2016.

(3)	Excluding equity method investments, our weighted average lease term was and 14.8 years as of March 31, 2017 and December 31, 2016.

(4)	Excludes equity method investments.

Operating Properties

As of March 31, 2017, our operating property portfolio, including equity method investments, totaled $602.9 million, gross of $49.5 million of accumulated depreciation, and was comprised of $531.0 million of commercial and $71.9 million of residential real estate properties.

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

The table below provides certain statistics for our commercial operating property portfolio.

Commercial Operating Property Statistics
($ in millions)
	Stabilized Operating(1)		Transitional Operating(1)		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Gross book value ($mm)(2)	$339	$337	$192	$189	$531	$526
Occupancy(3)	88%	86%	55%	54%	75%	74%
Yield	7.9%	8.5%	3.7%	1.5%	6.4%	5.5%
______________________________________________________________

(1)
Stabilized commercial properties generally have occupancy levels above 80% and/or generate yields resulting in a sufficient return based upon the properties’ risk profiles. Transitional commercial properties are generally those properties that do not meet these criteria.

(2)	Gross carrying value represents carrying value gross of accumulated depreciation.

(3)	Occupancy is as of March 31, 2017 and December 31, 2016.

Residential Operating Properties

As of March 31, 2017, our residential operating portfolio was comprised of 41 condominium units generally located within luxury projects in major U.S. cities. The table below provides certain statistics for our residential operating property portfolio (excluding fractional units).

Residential Operating Property Statistics
($ in millions)
	Three Months Ended
	March 31, 2017	March 31, 2016
Condominium units sold	7	14
Proceeds	$10.2	$19.2
Income from sales of real estate	$1.9	$4.8

Land and Development

At the end of the quarter, our land and development portfolio, including equity method investments, totaled $1.02 billion, with seven projects in production, nine in development and 14 in the pre-development phase. These projects are collectively entitled for approximately 15,000 lots and units. The following tables presents certain statistics for our land and development portfolio.

Land and Development Portfolio Rollforward
(in millions)
	Three Months Ended
	March 31, 2017	March 31, 2016
Beginning balance(1)	$945.5	$1,002.0
Asset sales(2)	(15.3)	(11.2)
Capital expenditures	26.6	34.2
Other	(1.6)	(0.6)
Ending balance(1)	$955.2	$1,024.4
_______________________________________________________________________
(1)As of March 31, 2017 and December 31, 2016, excludes $69.5 million and $84.8 million, respectively, of equity method investments.
(2)Represents gross book value of the assets sold, rather than proceeds received.

Land and Development Statistics
(in millions)
	Three Months Ended
	March 31, 2017	March 31, 2016
Land development revenue	$20.1	$14.9
Land development cost of sales	15.9	11.6
Gross margin	$4.2	$3.3
Earnings from land development equity method investments	3.8	6.7
Total	$8.0	$10.0

Results of Operations for the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Operating lease income	$52,591	$54,937	$(2,346)	(4)%
Interest income	29,058	33,219	(4,161)	(13)%
Other income	11,864	11,541	323	3%
Land development revenue	20,050	14,947	5,103	34%
Total revenue	113,563	114,644	(1,081)	(1)%
Interest expense	51,193	57,021	(5,828)	(10)%
Real estate expense	35,741	34,305	1,436	4%
Land development cost of sales	15,910	11,575	4,335	37%
Depreciation and amortization	13,067	14,708	(1,641)	(11)%
General and administrative	25,173	23,102	2,071	9%
(Recovery of) provision for loan losses	(4,928)	1,506	(6,434)	>(100%)
Impairment of assets	4,413	—	4,413	100%
Other expense	1,869	740	1,129	>100%
Total costs and expenses	142,438	142,957	(519)	—%
Loss on early extinguishment of debt, net	(210)	(125)	(85)	68%
Earnings from equity method investments	5,702	8,267	(2,565)	(31)%
Income tax (expense) benefit	(607)	414	(1,021)	>100%
Income from sales of real estate	8,618	10,458	(1,840)	(18)%
Net income (loss)	$(15,372)	$(9,299)	$(6,073)	65%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $52.6 million during the three months ended March 31, 2017 from $54.9 million for the same period in 2016.

Operating lease income from net lease assets increased to $36.5 million during the three months ended March 31, 2017 from $35.8 million for the same period in 2016. The increase was primarily due to the execution of new leases, partially offset by the sale of net lease assets since April 1, 2016. Operating lease income from same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2016 and were in service through March 31, 2017, increased to $35.4 million during the three months ended March 31, 2017 from $34.3 million for the same period in 2016, an increase of 3.2%. This increase was primarily due to an increase in rent per occupied square foot to $10.48 for the three months ended March 31, 2017 from $10.07 for the same period in 2016, partially offset by a decrease in the occupancy rate, which was 98.2% as of March 31, 2017 and 99.0% as of March 31, 2016.

Operating lease income from operating properties decreased to $16.0 million during the three months ended March 31, 2017 from $19.1 million for the same period in 2016. The decrease was primarily due to commercial operating property sales since April 1, 2016, partially offset by the execution of new leases. Operating lease income from same store commercial operating properties, defined as commercial operating properties, excluding hotels and marinas, which we owned on or prior to January 1, 2016 and were in service through March 31, 2017, remained flat at $11.8 million during the three months ended March 31, 2017 as compared to the same period in 2016. Rent per occupied square foot for same store commercial operating properties was $25.14 for the three months ended March 31, 2017 and $25.19 for the same period in 2016. Occupancy rates for same store commercial operating properties were 73.9% as of March 31, 2017 and 74.1% as of March 31, 2016. Ancillary operating lease income for land and development assets was $0.1 million during the three months ended March 31, 2017 and 2016.

Interest income decreased to $29.1 million during the three months ended March 31, 2017 from $33.2 million for the same period in 2016. The decrease was due primarily to a decrease in the average balance of our performing loans, which decreased to $1.28 billion in 2017 from $1.57 billion in 2016. The weighted average yield on our performing loans increased to 9.2% for the three months ended March 31, 2017 from 8.5% for the same period in 2016.

Other income increased to $11.9 million during the three months ended March 31, 2017 from $11.5 million for the same period in 2016. Other income during the three months ended March 31, 2017 primarily consisted of income from our hotel properties and other ancillary income from our operating properties. Other income during the three months ended March 31, 2016 consisted of income from our hotel properties, loan prepayment fees and property tax refunds.
Land development revenue and cost of sales—During the three months ended March 31, 2017, we sold residential lots and units and recognized land development revenue of $20.1 million which had associated cost of sales of $15.9 million. During the three months ended March 31, 2016, we sold residential lots and units and recognized land development revenue of $14.9 million which had associated cost of sales of $11.6 million. The increase in 2017 from 2016 was primarily due to the progression of our land and development business.
Costs and expenses—Interest expense decreased to $51.2 million during the three months ended March 31, 2017 from $57.0 million for the same period in 2016 due to a decrease in the balance of our average outstanding debt, which decreased to $3.63 billion for the three months ended March 31, 2017 from $4.21 billion for the same period in 2016. Our weighted average cost of debt for the three months ended March 31, 2017 and 2016 was 5.9% and 5.5%, respectively.
Real estate expenses increased to $35.7 million during the three months ended March 31, 2017 from $34.3 million for the same period in 2016. The increase was due to an increase in carry costs and other expenses on our land assets, which increased to $9.5 million during the three months ended March 31, 2017 from $8.7 million for the same period in 2016, primarily due to an increase in marketing costs on certain of our land assets. In addition, expenses for commercial operating properties increased to $19.7 million during the three months ended March 31, 2017 from $18.6 million for the same period in 2016. This increase was primarily due to an increase in expenses at certain of our hotel properties, partially offset by by property sales since April 1, 2016. Expenses from same store commercial operating properties, excluding hotels and marinas, decreased slightly to $7.3 million from $7.4 million for the same period in 2016. Expenses associated with residential operating properties decreased to $1.8 million during the three months ended March 31, 2017 from $2.6 million for the same period in 2016 due to the sale of residential units since March 31, 2016. Expenses for net lease assets increased to $4.7 million during the three months ended March 31, 2017 from $4.5 million for the same period in 2016. Expenses from same store net lease assets was $4.5 million and $3.8 million, respectively, for the three months ended March 31, 2017 and 2016.
Depreciation and amortization decreased to $13.1 million during the three months ended March 31, 2017 from $14.7 million for the same period in 2016, primarily due to the sale of net lease and commercial operating properties in since April 1, 2016.
General and administrative expenses increased to $25.2 million during the three months ended March 31, 2017 from $23.1 million for the same period in 2016, primarily due to a an increase in compensation expense related to performance incentive plans.
The net recovery of loan losses was $4.9 million during the three months ended March 31, 2017 as compared to a net provision for loan losses of $1.5 million for the same period in 2016. The recovery of loan losses included a $4.9 million reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio. Included in the net provision for the three months ended March 31, 2016 were provisions for specific reserves of $0.9 million due to one non-performing loan and $0.6 million in the general reserve due primarily to new investment originations.
Impairment of assets was $4.4 million during the three months ended March 31, 2017 and resulted from shifting demand in the local condominium market along with a change in our exit strategy on a real estate asset held for sale.
Other expense increased to $1.9 million during the three months ended March 31, 2017 from $0.7 million for the same period in 2016. The increase was primarily the result of costs associated with the repricing our 2016 Senior Secured Credit Facility recorded during the three months ended March 31, 2017.
Loss on early extinguishment of debt, net—During the three months ended March 31, 2017, we incurred losses on early extinguishment of debt resulting from the repricing of our 2016 Senior Secured Credit Facility. During the three months ended March 31, 2016, we incurred losses on the early extinguishment of debt related to accelerated amortization of discounts and fees in connection with amortization payments on our credit facilities.
Earnings from equity method investments—Earnings from equity method investments decreased to $5.7 million during the three months ended March 31, 2017 from $8.3 million for the same period in 2016. During the three months ended March 31, 2017, we recognized $3.1 million related to sales activity on a land development venture, $1.0 million related to operations at our Net Lease Venture and $1.6 million was aggregate income from our remaining equity method investments. During the three months ended March 31, 2016, we recognized $8.2 million related to sales activity on a land development venture, $0.9 million related to leasing operations at our Net Lease Venture and aggregate losses of $0.8 million from our remaining equity method investments.

Income tax (expense) benefit—Income taxes are primarily generated by assets held by our taxable REIT subsidiaries ("TRSs"). An income tax expense of $0.6 million was recorded during the three months ended March 31, 2017 as compared to an income tax benefit of $0.4 million for the same period in 2016. The income tax expense for the three months ended March 31, 2017 primarily related to state margins taxes and other minimum state franchise taxes. The income tax benefit for the three months ended March 31, 2016 primarily related to taxable losses generated by sales of certain TRS properties. In each period, different TRS properties were sold, each with a unique tax basis and sales value.

Income from sales of real estate—During the three months ended March 31, 2017, we sold properties and recognized $8.6 million in income from sales of real estate. During the three months ended March 31, 2017,we sold net lease assets that resulted in gains of $6.7 million and we sold residential condominiums that resulted in gains of $1.9 million. During the three months ended March 31, 2016, we sold properties and recognized $10.5 million in income from sales of real estate. During the three months ended March 31, 2016, we sold residential condominiums that resulted in income of $4.9 million, we sold net lease assets resulting in income of $4.9 million and we sold a commercial operating property resulting in income of $0.7 million.

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

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$(27,102)	$(21,187)
Add: Depreciation and amortization(1)	15,052	17,172
Add: (Recovery of) provision for loan losses	(4,928)	1,506
Add: Impairment of assets(2)	4,413	915
Add: Stock-based compensation expense	5,881	4,577
Add: Loss on early extinguishment of debt, net	210	125
Less: Losses on charge-offs and dispositions(3)	(5,316)	(3,416)
Adjusted income (loss) allocable to common shareholders(4)	$(11,790)	$(308)
______________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
For the three months ended March 31, 2016, impairment of assets includes impairments on cost and equity method investments recorded in "Other income" and "Earnings from equity method investments," respectively, in our consolidated statements of operations.

(3)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not Adjusted Income.

(4)	For the three months ended March 31, 2016, Adjusted Income under the previous presentation was $3.1 million.

Liquidity and Capital Resources

As of March 31, 2017, we had unrestricted cash of $897.5 million. During the three months ended March 31, 2017, we invested $111.3 million associated with new investments, prior financing commitments as well as ongoing development during the quarter. Total investments included $73.1 million in lending and other investments, $29.4 million to develop our land and development assets and $8.8 million of capital to reposition or redevelop our operating properties and invest in net lease assets. Also during the three months ended March 31, 2017, we generated $246.3 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $171.1 million from real estate finance, $11.7 million from operating properties, $20.8 million from net lease assets, $42.2 million from land and development assets and $0.5 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on real estate and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Three Months Ended March 31,
	2017	2016
Operating Properties	$7,283	$16,757
Net Lease	498	978
Total capital expenditures on real estate assets	$7,781	$17,735

Land and Development	$27,604	$29,375
Total capital expenditures on land and development assets	$27,604	$29,375
Our primary cash uses over the next 12 months are expected to be repayments of debt, funding of investments, capital expenditures and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $175 million to $225 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development and operating properties business segments and include multifamily and residential development activities which are expected to include approximately $80 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of March 31, 2017, we also had approximately $385 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met (see "Unfunded Commitments" below). Our capital sources to meet cash uses through the next 12 months and beyond will primarily be expected to include capital raised through debt and/or equity capital raising transactions, cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales and sales of interests in business lines.
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
During the three months ended March 31, 2017, we repaid in full the $99.7 million principal amount of 5.85% senior unsecured notes due March 2017 and, subsequent to March 31, 2017, we repaid the $275.0 million principal amount of 9.00% senior unsecured notes due June 2017. We have other unsecured debt maturities of $1,125.0 million due before March 31, 2018.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of March 31, 2017 (refer to Note 10 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,845,000	$1,125,000	$1,070,000	$275,000	$375,000	$—
Secured credit facilities	727,000	5,000	10,000	485,000	—	227,000
Mortgages	247,535	19,017	41,367	117,219	58,613	11,319
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,919,535	1,149,017	1,121,367	877,219	433,613	338,319
Interest Payable(1)	645,581	194,616	238,074	126,253	61,893	24,745
Loan Participations Payable(2)	160,251	—	157,424	2,827	—	—
Operating Lease Obligations	19,912	3,973	7,793	4,503	3,643	—
Total	$4,745,279	$1,347,606	$1,524,658	$1,010,802	$499,149	$363,064
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR of 0.98% and 3-month LIBOR of 1.15% that were in effect as of March 31, 2017.

(2)	Refer to Note 9 to the consolidated financial statements.

2017 Secured Financing—In March 2017, we entered into a $227.0 million secured financing transaction (the "2017 Secured Financing") that bears interest at 3.795% and matures in April 2027. Subsequent to March 31, 2017, the 2017 Secured Financing was assumed by an entity in which we have a 49% noncontrolling interest.The 2017 Secured Financing is collateralized by 12 properties including seven ground net leases and one master lease covering the accounts of five related properties.
2016 Secured Term Loan—In December 2016, we arranged a $170.0 million delayed draw secured term loan (the "2016 Secured Term Loan"). During the three months ended March 31, 2017, we allowed the 2016 Secured Term Loan to expire and replaced the 2016 Secured Term Loan with the 2017 Secured Financing. The 2016 Secured Term Loan was collateralized by the 12 properties that now serve as collateral for the 2017 Secured Financing which were sold subsequent to March 31, 2017.
2016 Senior Secured Credit Facility—In June 2016, we entered into a senior secured credit facility of $450.0 million (the "2016 Senior Secured Credit Facility"). In August 2016, we upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Secured Credit Facility was issued at 99% of par and the upsize was issued at par. The 2016 Senior Secured Credit Facility initially accrued interest at a floating rate of LIBOR plus 4.50% with a 1.00% LIBOR floor. In January 2017, we repriced the 2016 Senior Secured Credit Facility to LIBOR plus 3.75% with a 1.00% LIBOR floor. The 2016 Senior Secured Credit Facility is collateralized 1.25x by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2016 Senior Secured Credit Facility. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees, and are required to repay 0.25% of the principal amount on the first business day of each quarter beginning on October 3, 2016. Proceeds from the 2016 Senior Secured Credit Facility, together with cash on hand, were primarily used to repay other secured debt.
2015 Secured Revolving Credit Facility—In March 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. During the three months ended March 31, 2017, the weighted average cost of the credit facility was 3.46%. Commitments under the revolving facility mature in March 2018. At maturity, we may convert outstanding borrowings to a one-year term loan which matures in quarterly installments through March 2019. As of March 31, 2017, based on our borrowing base of assets, we had $236.0 million of borrowing capacity available under the 2015 Secured Revolving Credit Facility.
Unsecured Notes—In March 2017, we issued $375.0 million principal amount of 6.00% senior unsecured notes due April 2022. Proceeds from the offering were primarily used to repay in full the $99.7 million principal amount of 5.85% senior unsecured notes due March 2017 and, subsequent to March 31, 2017, repay in full the $275.0 million principal amount of 9.00% senior unsecured notes due June 2017. In March 2016, we repaid our $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay $5.0 million of the 2015 Secured Revolving Credit Facility, pay related financing costs, and subsequent to March 31, 2016, repay in full the $265.0 million principal amount of senior unsecured notes due July 2016.

Encumbered/Unencumbered Assets—The carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2017		December 31, 2016
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$1,005,826	$470,765	$881,212	$610,540
Real estate available and held for sale	—	71,934	—	83,764
Land and development, net	35,165	919,985	35,165	910,400
Loans receivable and other lending investments, net(1)(2)	137,293	1,080,448	172,581	1,142,050
Other investments	—	197,559	—	214,406
Cash and other assets	—	1,212,055	—	639,588
Total	$1,178,284	$3,952,746	$1,088,958	$3,600,748
_______________________________________________________________________________

(1)	As of March 31, 2017 and December 31, 2016, the amounts presented exclude general reserves for loan losses of $18.4 million and $23.3 million, respectively.

(2)	As of March 31, 2017 and December 31, 2016, the amounts presented exclude loan participations of $181.9 million and $159.1 million, respectively.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2017, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$305,862	$9,814	$24,059	$339,735
Strategic Investments	—	—	45,564	45,564
Total(2)	$305,862	$9,814	$69,623	$385,299
_______________________________________________________________________________

(1)	Excludes $155.3 million of commitments on loan participations sold that are not our obligation.

(2)	We did not have any Discretionary Fundings as of March 31, 2017.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, our Board of Directors authorized a new $50.0 million stock repurchase program. After having substantially utilized the availability authorized in February 2016, our Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. We did not repurchase any shares of common stock during the three months ended March 31, 2017. During the three months ended March 31, 2016, we repurchased 5.8 million shares of our common stock for $58.1 million, at an average cost of $9.94 per share. As of March 31, 2017, we had remaining authorization to repurchase up to $50.0 million of common stock under our stock repurchase program.
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
On January 1, 2017, we adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including income tax, classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption did not have a material impact on our consolidated financial statements.
As of March 31, 2017, the remainder of our significant accounting policies, which are detailed in our 2016 Annual Report, have not changed materially.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.98% as of March 31, 2017. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$(1,583)
Base Interest Rate	—
+10 Basis Points	1,583
+50 Basis Points	7,915
+100 Basis Points	15,830
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of March 31, 2017, $603.0 million of our floating rate loans have a cumulative weighted average interest rate floor of 0.3% and $682.9 million of our floating rate debt has a cumulative weighted average interest rate floor of 0.8%.

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
In January 2017, the Company implemented a new accounting information system and, accordingly, has updated its internal controls over financial reporting for the new system. The Company has taken steps for establishing and maintaining effective internal control over financial reporting as of March 31, 2017.
Other than as noted above, there have been no changes during the last fiscal quarter in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Shareholder Action
As previously reported, a shareholder action was filed in 2014 in Maryland state court purporting to assert derivative, class and individual claims against the Company, a number of our current and former senior executives (including our chief executive officer) and current and former directors as defendants.  The complaint alleged breach of fiduciary duty, breach of contract and other causes of action arising out of compensation awards granted by the Company to our senior executives in December 2008 and modified in July 2011. On October 30, 2014, the Maryland Circuit Court dismissed all of plaintiffs' claims in the action. Plaintiffs appealed and, on January 28, 2016, the Maryland Court of Special Appeals affirmed the order of the Circuit Court. Plaintiffs appealed that decision and, on January 20, 2017, the Maryland Court of Appeals (Maryland’s highest court) issued its opinion affirming the dismissal of all of plaintiffs’ claims against the Company and the other defendants. This matter is concluded.
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (Civil Action No. DKC 08-1863)
This litigation involves a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. On January 22, 2015, the United States District Court for the District of Maryland (the District Court) entered a judgment in favor of the Company, as seller, and against Lennar, as purchaser. The District Court found that the Company is entitled to specific performance and awarded damages to the Company in the aggregate amount of: (i) the remaining purchase price to be paid by Lennar of $114.0 million; plus (ii) simple interest on the unpaid amount at a rate of 12% annually, calculated from May 27, 2008, until Lennar proceeds to settlement on the land; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. Lennar appealed the District Court's judgment and posted an appeal bond.
On April 12, 2017, the United States Court of Appeals for the Fourth Circuit (the Court of Appeals) affirmed the judgment of the District Court in its entirety. Lennar has filed a petition with the Court of Appeals for rehearing en banc, only with respect to the calculation of interest owed by Lennar on the unpaid purchase price following the date of the judgment of the District Court, which petition is pending. Lennar’s time period to seek review of the Court of Appeals’ decision by the United States Supreme Court has not expired.
On April 21, 2017, we and Lennar completed settlement of transfer of the land, pursuant to which we conveyed the land to Lennar and received net proceeds of $231.1 million after payment of $6.3 million in documentary transfer taxes, subject to certain holdbacks and subject also to final resolution of the amount of post-judgment interest owed by Lennar, consisting of $114.0 million of sales proceeds, $121.8 million of interest and $1.6 million of real estate tax reimbursements. The amount of attorneys’ fees and costs to be recovered by us will be determined through further proceedings before the District Court. A portion of the net proceeds received by us has been paid to the third party which holds a 4.3% participation interest in all proceeds received by us.

Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in the Company's 2015 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
January 1 to January 31	—	$—	—	$50,000,000
February 1 to February 28	—	$—	—	$50,000,000
March 1 to March 31	—	$—	—	$50,000,000
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

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
10.12	iStar Inc. Amended and Restated Non-Employee's Directors' Deferral Plan
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the three months ended March 31, 2017 and 2016, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
Date:	May 4, 2017	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	May 4, 2017	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)