Form 10-Q
period 2017-06-30
ISTAR INC.
filed 2017-08-04
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of August 3, 2017, there were 72,190,312 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Real estate
Real estate, at cost	$1,710,915	$1,740,893
Less: accumulated depreciation	(367,933)	(353,619)
Real estate, net	1,342,982	1,387,274
Real estate available and held for sale	68,045	237,531
Total real estate	1,411,027	1,624,805
Land and development, net	855,497	945,565
Loans receivable and other lending investments, net	1,170,565	1,450,439
Other investments	276,821	214,406
Cash and cash equivalents	954,279	328,744
Accrued interest and operating lease income receivable, net	10,501	11,254
Deferred operating lease income receivable, net	88,944	88,189
Deferred expenses and other assets, net	147,121	162,112
Total assets	$4,914,755	$4,825,514
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$230,259	$211,570
Loan participations payable, net	107,442	159,321
Debt obligations, net	3,368,113	3,389,908
Total liabilities	3,705,814	3,760,799
Commitments and contingencies (refer to Note 11)	—	—
Redeemable noncontrolling interests (refer to Note 5)	3,585	5,031
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (refer to Note 13)	22	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 72,190 and 72,042 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	72	72
Additional paid-in capital	3,603,981	3,602,172
Retained earnings (deficit)	(2,431,123)	(2,581,488)
Accumulated other comprehensive income (loss) (refer to Note 13)	(3,678)	(4,218)
Total iStar Inc. shareholders' equity	1,169,278	1,016,564
Noncontrolling interests	36,078	43,120
Total equity	1,205,356	1,059,684
Total liabilities and equity	$4,914,755	$4,825,514
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Operating lease income	$47,002	$49,975	$94,349	$100,470
Interest income	28,645	34,400	57,703	67,620
Other income	139,510	10,096	151,374	21,636
Land development revenue	132,710	27,888	152,760	42,835
Total revenues	347,867	122,359	456,186	232,561
Costs and expenses:
Interest expense	48,807	56,047	99,952	113,068
Real estate expense	34,684	35,328	70,274	69,572
Land development cost of sales	122,466	17,262	138,376	28,838
Depreciation and amortization	13,171	13,673	25,451	27,581
General and administrative	27,218	19,665	52,392	42,768
(Recovery of) provision for loan losses	(600)	700	(5,528)	2,206
Impairment of assets	10,284	3,012	14,696	3,012
Other expense	16,276	3,182	18,145	3,922
Total costs and expenses	272,306	148,869	413,758	290,967
Income (loss) before earnings from equity method investments and other items	75,561	(26,510)	42,428	(58,406)
Loss on early extinguishment of debt, net	(3,315)	(1,457)	(3,525)	(1,582)
Earnings from equity method investments	5,515	39,447	11,217	47,714
Income (loss) from continuing operations before income taxes	77,761	11,480	50,120	(12,274)
Income tax (expense) benefit	(1,644)	1,190	(2,251)	1,604
Income (loss) from continuing operations	76,117	12,670	47,869	(10,670)
Income from discontinued operations	173	3,633	4,939	7,214
Gain from discontinued operations	123,418	—	123,418	—
Income tax expense from discontinued operations	(4,545)	—	(4,545)	—
Income from sales of real estate(1)	844	43,484	8,954	53,943
Net income	196,007	59,787	180,635	50,487
Net (income) loss attributable to noncontrolling interests	(5,710)	(8,825)	(4,610)	(7,883)
Net income attributable to iStar Inc.	190,297	50,962	176,025	42,604
Preferred dividends	(12,830)	(12,830)	(25,660)	(25,660)
Net (income) loss allocable to Participating Security holders(2)	—	(20)	—	(11)
Net income allocable to common shareholders	$177,467	$38,112	$150,365	$16,933
Per common share data:
Income attributable to iStar Inc. from continuing operations:
Basic	$0.81	$0.47	$0.37	$0.13
Diluted	$0.69	$0.34	$0.35	$0.13
Net income attributable to iStar Inc.:
Basic	$2.46	$0.52	$2.09	$0.22
Diluted	$2.04	$0.37	$1.76	$0.22
Weighted average number of common shares:
Basic	72,142	73,984	72,104	75,522
Diluted	88,195	118,510	88,156	75,872
_______________________________________________________________________________

(1)	Income from sales of real estate represents gains from sales of real estate that do not qualify as discontinued operations.

(2)
Participating Security holders are non-employee directors who hold common stock equivalents ("CSEs") and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (refer to Note 14 and Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$196,007	$59,787	$180,635	$50,487
Other comprehensive income (loss):
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(1)	(313)	118	(191)	375
Unrealized gains/(losses) on available-for-sale securities	583	446	566	465
Unrealized gains/(losses) on cash flow hedges	(146)	(357)	394	(1,319)
Unrealized gains/(losses) on cumulative translation adjustment	172	30	(229)	(10)
Other comprehensive income (loss)	296	237	540	(489)
Comprehensive income	196,303	60,024	181,175	49,998
Comprehensive (income) loss attributable to noncontrolling interests	(5,710)	(8,825)	(4,610)	(7,883)
Comprehensive income attributable to iStar Inc.	$190,593	$51,199	$176,565	$42,115
_______________________________________________________________________________

(1)
Reclassified to "Interest expense" in the Company's consolidated statements of operations are $30 and $60 for the three and six months ended June 30, 2017, respectively, and $23 and $183 for the three and six months ended June 30, 2016, respectively. Reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations are $70 and $164 for the three and six months ended June 30, 2017, respectively, and $95 and $192 for the three and six months ended June 30, 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2017 and 2016
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$22	$4	$72	$3,602,172	$(2,581,488)	$(4,218)	$43,120	$1,059,684
Dividends declared—preferred	—	—	—	—	(25,660)	—	—	(25,660)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1,699	—	—	—	1,699
Net income for the period(2)	—	—	—	—	176,025	—	5,946	181,971
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	540	—	540
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	110	—	—	—	110
Distributions to noncontrolling interest	—	—	—	—	—	—	(12,988)	(12,988)
Balance as of June 30, 2017	$22	$4	$72	$3,603,981	$(2,431,123)	$(3,678)	$36,078	$1,205,356

Balance as of December 31, 2015	$22	$4	$81	$3,689,330	$(2,625,474)	$(4,851)	$42,218	$1,101,330
Dividends declared—preferred	—	—	—	—	(25,660)	—	—	(25,660)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1,371	—	—	—	1,371
Net income for the period(2)	—	—	—	—	42,604	—	10,520	53,124
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(489)	—	(489)
Repurchase of stock	—	—	(9)	(91,826)	—	—	—	(91,835)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	460	—	—	—	460
Contributions from noncontrolling interests	—	—	—	—	—	—	444	444
Change in noncontrolling interest(3)	—	—	—	—	—	—	(7,292)	(7,292)
Balance as of June 30, 2016	$22	$4	$72	$3,599,335	$(2,608,530)	$(5,340)	$45,890	$1,031,453
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	For the six months ended June 30, 2017 and 2016, net income (loss) shown above excludes $(1,336) and $(2,637) of net loss attributable to redeemable noncontrolling interests.

(3)	Includes a payment to acquire a noncontrolling interest (refer to Note 5).
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$180,635	$50,487
Adjustments to reconcile net income to cash flows from operating activities:
(Recovery of) provision for loan losses	(5,528)	2,206
Impairment of assets	14,696	3,012
Depreciation and amortization	26,352	29,182
Non-cash expense for stock-based compensation	9,796	6,211
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	6,615	8,901
Amortization of discounts/premiums on loans, net	(6,978)	(7,237)
Deferred interest on loans, net	(1,290)	4,631
Gain from discontinued operations	(123,418)	—
Earnings from equity method investments	(11,217)	(47,714)
Distributions from operations of other investments	35,502	31,479
Deferred operating lease income	(3,204)	(4,993)
Income from sales of real estate	(9,462)	(53,943)
Land development revenue in excess of cost of sales	(14,384)	(13,997)
Loss on early extinguishment of debt, net	775	1,582
Debt discount on repayments of debt obligations	(5,745)	(5,369)
Other operating activities, net	9,770	2,651
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	2,881	4,436
Changes in deferred expenses and other assets, net	(6,821)	1,677
Changes in accounts payable, accrued expenses and other liabilities	3,941	(13,052)
Cash flows provided by operating activities	102,916	150
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(130,701)	(158,262)
Capital expenditures on real estate assets	(16,346)	(35,674)
Capital expenditures on land and development assets	(53,894)	(58,961)
Acquisitions of real estate assets	—	(3,915)
Repayments of and principal collections on loans receivable and other lending investments, net	367,028	202,014
Net proceeds from sales of real estate	154,291	247,956
Net proceeds from sales of land and development assets	146,713	33,660
Net proceeds from sales of other investments	—	39,810
Distributions from other investments	11,275	8,632
Contributions to other investments	(139,139)	(8,283)
Changes in restricted cash held in connection with investing activities	1,757	3,220
Other investing activities, net	5,317	(5,677)
Cash flows provided by investing activities	346,301	264,520
Cash flows from financing activities:
Borrowings from debt obligations	854,637	646,401
Repayments and repurchases of debt obligations	(626,492)	(991,184)
Proceeds from loan participations payable	—	22,844
Preferred dividends paid	(25,660)	(25,660)
Repurchase of stock	—	(90,481)
Payments for deferred financing costs	(12,243)	(8,003)
Payments for withholding taxes upon vesting of stock-based compensation	(511)	(1,203)
Other financing activities, net	(13,420)	(7,144)
Cash flows provided by (used in) financing activities	176,311	(454,430)
Effect of exchange rate changes on cash	7	22
Changes in cash and cash equivalents	625,535	(189,738)
Cash and cash equivalents at beginning of period	328,744	711,101
Cash and cash equivalents at end of period	$954,279	$521,363
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$(52,406)	$12,267
Accounts payable for capital expenditures on land and development assets	2,984	5,575
Accounts payable for capital expenditures on real estate assets	1,488	—
Receivable from sales of real estate and land parcels	3,139	1,741
Developer fee payable	—	6,438
Accruals for repurchase of stock	—	2,260
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—iStar Inc. (the "Company"), doing business as "iStar," finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also provides management services for its ground lease and net lease equity method investments (refer to Note 7). The Company has invested more than $35 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary business segments are real estate finance, net lease, operating properties and land and development (refer to Note 17).

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
In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year. Certain prior year amounts have been reclassified in the Company's consolidated financial statements and the related notes to conform to the current period presentation.
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
Consolidated VIEs—As of June 30, 2017, the Company consolidates VIEs for which it is considered the primary beneficiary. As of June 30, 2017, the total assets of these consolidated VIEs were $326.9 million and total liabilities were $68.9 million. The classifications of these assets are primarily within "Land and development, net" and "Real estate, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" and "debt obligations, net" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of June 30, 2017.

Unconsolidated VIEs—As of June 30, 2017, the Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of June 30, 2017, the Company's maximum exposure to loss from these investments does not exceed the sum of the $56.6 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $53.8 million of related unfunded commitments.

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
As of June 30, 2017, the remainder of the Company's significant accounting policies, which are detailed in the Company's 2016 Annual Report, have not changed materially.
New Accounting Pronouncements—In February 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05") to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in ASU 2017-05 simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments in ASU 2017-05 require an entity to initially measure a retained noncontrolling interest in a nonfinancial asset at fair value consistent with how a retained noncontrolling interest in a business is measured. Also, if an entity transfers ownership interests in a consolidated subsidiary that is within the scope of ASC 610-20 and continues to have a controlling financial interest in that subsidiary, ASU 2017-05 requires the entity to account for the transaction as an equity transaction, which is consistent with how changes in ownership interests in a consolidated subsidiary that is a business are recorded when a parent retains a controlling financial interest in the business. ASU 2017-05 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company's consolidated financial statements and expects to adopt the retrospective approach, which would require the Company to recast revenue and expenses for all prior periods presented in the year of adoption of the new standard. The Company expects that transactions in assets and businesses in which the Company retains an ownership interest, such as the sale of a controlling interest in its GL business (refer to Note 4), will be impacted by this guidance. As a result, under the retrospective approach, in 2018, the Company expects to record an incremental gain of $55.5 million in its consolidated statements of operations for the three and six months ended June 30, 2017, bringing the Company's full gain on the sale of its GL business to approximately $178.9 million.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. Although most of the Company's revenue is operating lease income generated from lease contracts and interest income generated from financial instruments, certain other of the Company's revenue streams will be impacted by the new guidance. The Company currently expects that income from the sale of residential condominiums, land development revenue and other income will be impacted by ASU 2014-09. The Company does not expect income from the sales of net lease or commercial operating properties to be impacted by ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company’s consolidated financial statements and expects to adopt the full retrospective approach, which would require the Company to recast revenue and expenses for all prior periods presented in the year of adoption of the new standard.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of June 30, 2017
Land, at cost	$227,231	$211,057	$438,288
Buildings and improvements, at cost	950,548	322,079	1,272,627
Less: accumulated depreciation	(314,373)	(53,560)	(367,933)
Real estate, net	863,406	479,576	1,342,982
Real estate available and held for sale (2)	924	67,121	68,045
Total real estate	$864,330	$546,697	$1,411,027
As of December 31, 2016
Land, at cost	$231,506	$211,054	$442,560
Buildings and improvements, at cost	987,050	311,283	1,298,333
Less: accumulated depreciation	(307,444)	(46,175)	(353,619)
Real estate, net	911,112	476,162	1,387,274
Real estate available and held for sale (2)	155,051	82,480	237,531
Total real estate	$1,066,163	$558,642	$1,624,805
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

(2)
As of December 31, 2016, net lease includes the Company's ground lease ("GL") assets that were reclassified to "Real estate available and held for sale" (refer to "Dispositions" below). As of December 31, 2016, the carrying value of the Company's GL assets were previously classified as $104.5 million in "Real estate, net," $37.5 million in "Deferred expenses and other assets, net," $8.2 million in "Deferred operating lease income receivable, net" and $3.5 million in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheet. As of June 30, 2017 and December 31, 2016, the Company had $67.1 million and $82.5 million, respectively, of residential properties available for sale in its operating properties portfolio.

Real Estate Available and Held for Sale—During the six months ended June 30, 2017, the Company transferred one net lease asset with a carrying value of $0.9 million to held for sale due to an executed contract with a third party. During the six months ended June 30, 2016, the Company transferred one net lease asset with a carrying value of $0.7 million and one commercial operating property with a carrying value of $16.1 million to held for sale due to executed contracts with a third parties.

Acquisitions—During the six months ended June 30, 2016, the Company acquired land for $3.9 million and simultaneously entered into a 99 year ground lease with the seller.
Disposition of Ground Lease Business—In April 2017, institutional investors acquired a controlling interest in the Company's GL business through the merger of a Company subsidiary and related transactions (the "Acquisition Transactions"). The Company's GL business was a component of the Company's net lease segment and consisted of 12 properties subject to long-term net leases including seven GLs and one master lease (covering five properties). The acquiring entity was a newly formed unconsolidated entity named Safety, Income and Growth, Inc. ("SAFE"). The carrying value of the Company's GL assets was approximately $161.1 million. Shortly before the Acquisition Transactions, the Company completed the $227.0 million 2017 Secured Financing on its GL assets (refer to Note 10). The Company received all of the proceeds of the 2017 Secured Financing. The Company received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that the Company contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, the Company deconsolidated the 12 properties and the associated 2017 Secured Financing. The Company accounts for its investment in SAFE as an equity method investment (refer to Note 7). The Company accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of the Company's retained interest in SAFE (refer to Note 2 - Summary of Significant Accounting Policies). The carrying value of the 12 properties is classified in "Real estate available and held for sale" on the Company's consolidated balance sheet as of December 31, 2016 and the gain was recorded in "Gain from discontinued operations" in the Company's consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Discontinued Operations—The transactions described above involving the Company's GL business qualified for discontinued operations and the following table summarizes income from discontinued operations for the three and six months ended June 30, 2017 and 2016 ($ in thousands)(1)(2):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$678	$4,543	$6,430	$8,986
Expenses	(505)	(910)	(1,491)	(1,772)
Income from discontinued operations	$173	$3,633	$4,939	$7,214
_______________________________________________________________________________

(1)
The transactions closed on April 14, 2017 and revenues, expenses and income from discontinued operations excludes the period from April 14, 2017 to June 30, 2017. Revenues primarily consisted of operating lease income and expenses primarily consisted of depreciation and amortization and real estate expense.

(2)
For the six months ended June 30, 2017, cash flows provided by operating activities and cash flows used in investing activities from discontinued operations was $5.7 million and $0.5 million, respectively. For the six months ended June 30, 2016, cash flows provided by operating activities and cash flows used in investing activities from discontinued operations was $9.4 million and $4.6 million, respectively.

Other Dispositions—During the six months ended June 30, 2017 and 2016, the Company sold residential condominiums for total net proceeds of $17.6 million and $59.2 million, respectively, and recorded income from sales of real estate totaling $2.7 million and $18.8 million, respectively. During the six months ended June 30, 2017 and 2016, the Company sold net lease assets for net proceeds of $19.5 million and $30.2 million, respectively, resulting in gains of $6.2 million and $9.2 million, respectively. During the six months ended June 30, 2016, the Company also sold three commercial operating properties for net proceeds of $158.9 million resulting in gains of $25.9 million. The gains are recorded in "Income from sales of real estate" in the Company's consolidated statements of operations.
Impairments—During the six months ended June 30, 2017, the Company recorded an impairment of $4.4 million on a real estate asset held for sale due to shifting demand in the local condominium market along with a change in the Company's exit strategy. During the six months ended June 30, 2016, the Company recorded an impairment of $3.0 million on a residential operating property resulting from a slowdown in the local condominium real estate market.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.2 million and $10.7 million for the three and six months ended June 30, 2017, respectively. Tenant expense reimbursements were $5.9 million and $12.1 million for the three and six months ended June 30, 2016, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of June 30, 2017 and December 31, 2016, the allowance for doubtful accounts related to real estate tenant receivables was $1.4 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.1 million and $1.3 million as of June 30, 2017 and December 31, 2016, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.
Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	June 30,	December 31,
	2017	2016
Land and land development, at cost	$862,774	$952,051
Less: accumulated depreciation	(7,277)	(6,486)
Total land and development, net	$855,497	$945,565

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dispositions—During the six months ended June 30, 2017, the Company sold one land parcel totaling 1,250 acres (see following paragraph) and residential lots and units and recognized land development revenue of $152.8 million from its land and development portfolio. During the six months ended June 30, 2016, the Company sold residential lots and units and recognized land development revenue of $42.8 million from its land and development portfolio. During the six months ended June 30, 2017 and 2016, the Company recognized land development cost of sales of $138.4 million and $28.8 million, respectively, from its land and development portfolio.

In connection with the resolution of litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland ("Bevard"), during the three and six months ended June 30, 2017, the Company recognized $114.0 million of land development revenue and $106.3 million of land development cost of sales (refer to Note 11). In 2016, the Company acquired an additional 10.7% interest in Bevard for $10.8 million and owns 95.7% of Bevard as of June 30, 2017.

Impairments—During the six months ended June 30, 2017, the Company recorded an impairment of $10.1 million on a land and development asset due to a change in the Company's exit strategy.
Redeemable Noncontrolling Interest—The Company has a majority interest in a strategic venture that provides the third party minority partner an option to redeem its interest at fair value. The Company has reflected the partner's noncontrolling interest in this venture as a component of redeemable noncontrolling interest within its consolidated balance sheets. Changes in fair value are being accreted over the term from the date of issuance of the redemption option to the earliest redemption date using the interest method. As of June 30, 2017 and December 31, 2016, this interest had a carrying value of zero and $1.3 million, respectively. As of June 30, 2017 and December 31, 2016, this interest did not have a redemption value.
Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	June 30, 2017	December 31, 2016
Senior mortgages	$597,335	$940,738
Corporate/Partnership loans	543,589	490,389
Subordinate mortgages	22,841	24,941
Total gross carrying value of loans	1,163,765	1,456,068
Reserves for loan losses	(78,789)	(85,545)
Total loans receivable, net	1,084,976	1,370,523
Other lending investments—securities	85,589	79,916
Total loans receivable and other lending investments, net	$1,170,565	$1,450,439

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Reserve for loan losses at beginning of period	$79,389	$109,671	$85,545	$108,165
(Recovery of) provision for loan losses	(600)	700	(5,528)	2,206
Charge-offs	—	—	(1,228)	—
Reserve for loan losses at end of period	$78,789	$110,371	$78,789	$110,371

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of June 30, 2017
Loans	$249,659	$919,793	$1,169,452
Less: Reserve for loan losses	(60,989)	(17,800)	(78,789)
Total(3)	$188,670	$901,993	$1,090,663
As of December 31, 2016
Loans	$253,941	$1,209,062	$1,463,003
Less: Reserve for loan losses	(62,245)	(23,300)	(85,545)
Total(3)	$191,696	$1,185,762	$1,377,458
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.7 million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net premiums of $4.5 million and $1.9 million as of June 30, 2017 and December 31, 2016, respectively.

(3)
The Company's recorded investment in loans as of June 30, 2017 and December 31, 2016 includes accrued interest of $5.7 million and $6.9 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of June 30, 2017 and December 31, 2016, the total excludes $85.6 million and $79.9 million, respectively, of securities that are evaluated for impairment under ASC 320.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of June 30, 2017		As of December 31, 2016
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$518,362	2.53	$859,250	3.12
Corporate/Partnership loans	389,550	3.03	335,677	3.09
Subordinate mortgages	11,881	2.55	14,135	3.00
Total	$919,793	2.74	$1,209,062	3.11

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of June 30, 2017
Senior mortgages	$524,362	$—	$76,282	$76,282	$600,644
Corporate/Partnership loans	389,550	—	156,375	156,375	545,925
Subordinate mortgages	22,883	—	—	—	22,883
Total	$936,795	$—	$232,657	$232,657	$1,169,452
As of December 31, 2016
Senior mortgages	$868,505	$—	$76,677	$76,677	$945,182
Corporate/Partnership loans	335,677	—	157,146	157,146	492,823
Subordinate mortgages	24,998	—	—	—	24,998
Total	$1,229,180	$—	$233,823	$233,823	$1,463,003
_______________________________________________________________________________

(1)
As of June 30, 2017, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding. As of December 31, 2016, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of June 30, 2017			As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Subordinate mortgages	$11,002	$10,985	$—	$10,862	$10,846	$—
Subtotal	11,002	10,985	—	10,862	10,846	—
With an allowance recorded:
Senior mortgages	82,282	82,390	(48,518)	85,933	85,780	(49,774)
Corporate/Partnership loans	156,375	145,849	(12,471)	157,146	146,783	(12,471)
Subtotal	238,657	228,239	(60,989)	243,079	232,563	(62,245)
Total:
Senior mortgages	82,282	82,390	(48,518)	85,933	85,780	(49,774)
Corporate/Partnership loans	156,375	145,849	(12,471)	157,146	146,783	(12,471)
Subordinate mortgages	11,002	10,985	—	10,862	10,846	—
Total	$249,659	$239,224	$(60,989)	$253,941	$243,409	$(62,245)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$—	$—	$9,150	$111	$—	$—	$6,100	$111
Subordinate mortgages	11,023	—	5,785	—	10,970	—	3,857	—
Subtotal	11,023	—	14,935	111	10,970	—	9,957	111
With an allowance recorded:
Senior mortgages	82,368	—	126,978	—	83,556	—	126,903	—
Corporate/Partnership loans	156,839	—	5,224	—	156,941	—	5,396	—
Subtotal	239,207	—	132,202	—	240,497	—	132,299	—
Total:
Senior mortgages	82,368	—	136,128	111	83,556	—	133,003	111
Corporate/Partnership loans	156,839	—	5,224	—	156,941	—	5,396	—
Subordinate mortgages	11,023	—	5,785	—	10,970	—	3,857	—
Total	$250,230	$—	$147,137	$111	$251,467	$—	$142,256	$111

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of June 30, 2017
Available-for-Sale Securities
Municipal debt securities	$21,230	$21,230	$992	$22,222	$22,222
Held-to-Maturity Securities
Debt securities	63,418	63,367	1,544	64,911	63,367
Total	$84,648	$84,597	$2,536	$87,133	$85,589
As of December 31, 2016
Available-for-Sale Securities
Municipal debt securities	$21,240	$21,240	$426	$21,666	$21,666
Held-to-Maturity Securities
Debt securities	58,454	58,250	2,753	61,003	58,250
Total	$79,694	$79,490	$3,179	$82,669	$79,916

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings from equity method investments were as follows ($ in thousands):

			Equity in Earnings
	Carrying Value as of		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2017	December 31, 2016	2017	2016	2017	2016
Real estate equity investments
iStar Net Lease I LLC ("Net Lease Venture")	$128,997	$92,669	$1,032	$944	$2,013	$1,890
Safety, Income and Growth, Inc. ("SAFE")(1)	50,287	—	48	—	48	—
Marina Palms, LLC ("Marina Palms")	7,191	35,185	1,183	5,180	4,300	13,401
Other real estate equity investments(2)	63,107	53,202	2,892	28,600	4,249	26,898
Subtotal	249,582	181,056	5,155	34,724	10,610	42,189
Other strategic investments(3)	27,239	33,350	360	4,723	607	5,525
Total	$276,821	$214,406	$5,515	$39,447	$11,217	$47,714
_______________________________________________________________________________

(1)	Equity in earnings is for the period from April 14, 2017 to June 30, 2017.

(2)
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

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form an unconsolidated entity in which the Company has an equity interest of approximately 51.9%. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the six months ended June 30, 2017, the Net Lease Venture acquired industrial properties for $59.0 million. During the six months ended June 30, 2017, the Company sold a net lease asset for proceeds of $6.2 million, which approximated its carrying value, to the Net Lease Venture and derecognized the associated $18.9 million financing.
As of June 30, 2017 and December 31, 2016, the venture's carrying value of total assets was $626.5 million and $511.3 million, respectively. During the three and six months ended June 30, 2017, the Company recorded management fees of $0.5 million and $0.9 million, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively, from the Net Lease Venture which are included in "Other income" in the Company's consolidated statements of operations. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner.
Safety, Income and Growth, Inc.—The Company along with two institutional investors capitalized SIGI Acquisition, Inc. ("SIGI") on April 14, 2017. The Company contributed $55.5 million for an initial 49% noncontrolling interest in SIGI and the two institutional investors contributed an aggregate $57.5 million for an initial 51% controlling interest in SIGI. A wholly-owned subsidiary of the Company that held the Company's GL business and assets merged with and into SIGI on April 14, 2017 with SIGI surviving the merger and being renamed Safety, Income and Growth, Inc. ("SAFE"). Through this merger and related transactions, the institutional investors acquired a controlling interest in the Company's GL business. The Company's carrying value of the GL assets was approximately $161.1 million. Shortly before the Acquisition Transactions, the Company completed the $227.0 million 2017 Secured Financing on its GL assets (refer to Note 10). The Company received all of the proceeds of the 2017 Secured Financing. The Company received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that the Company contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Company deconsolidated the 12 properties and the associated 2017 Secured Financing. The Company accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of the Company's retained interest in SAFE. The carrying value of the 12 properties are classified in "Real estate available and held for sale" on the Company's consolidated balance sheet as of December 31, 2016 and the gain was recorded in "Gain from discontinued operations" in the Company's consolidated statements of operations.
On June 27, 2017, SAFE completed its initial public offering (the "Offering") raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to the Company. In addition, the Company paid $16.6 million in organization and offering costs of the up to $25.0 million in organization and offering costs it has agreed to pay in connection with the Offering and concurrent private placement through June 30, 2017, including commissions payable to the underwriters and other offering expenses. The Company expensed the portion of offering costs that was attributable to other investors in "Other expense" in the Company's consolidated statements of operations and capitalized the portion of offering costs attributable to the Company's ownership interest in "Other investments" on the Company's consolidated balance sheets. As of June 30, 2017, the Company owned approximately 28% of SAFE's common stock outstanding.

A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee, payable solely in shares of SAFE's common stock, equal to the sum of 1.0% of SAFE's total equity up to $2.5 billion and 0.75% of SAFE's total equity in excess of $2.5 billion. The Company is not entitled to receive any performance or incentive compensation. The Company is also entitled to receive expense reimbursements, payable solely in shares of SAFE's common stock, for its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has agreed to waive both the management fee and certain of the expense reimbursements through June 30, 2018.
Marina Palms—As of June 30, 2017, the Company owned a 47.5% equity interest in Marina Palms, a 468 unit, two tower residential condominium development in North Miami Beach, Florida. The 234 unit north tower has one unit remaining for sale as of June 30, 2017. The 234 unit south tower is 84% sold or pre-sold (based on unit count) as of June 30, 2017. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of June 30, 2017 and December 31, 2016, the venture's carrying value of total assets was $52.7 million and $201.8 million, respectively.
Other real estate equity investments—As of June 30, 2017, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 20% to 85%, comprised of investments of $7.9 million in operating properties and $55.2 million in land assets. As of December 31, 2016, the Company's other real estate equity investments included $3.6 million in operating properties and $49.6 million in land assets.
In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest. This entity is a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner. The Company and its partner both made $7.0 million contributions to the venture and the Company provided financing to the entity in the form of a $27.0 million senior loan commitment, which had a carrying value of $23.6 million and $22.7 million as of June 30, 2017 and December 31, 2016, respectively, and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. During the three and six months ended June 30, 2017, the Company recorded $0.5 million and $0.9 million of interest income, respectively, on the senior loan.

Other strategic investments—As of June 30, 2017, the Company also had smaller investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. As of June 30, 2017 and December 31, 2016, the carrying value of the Company's cost method investments was $0.9 million and $1.4 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries for the six months ended June 30, 2017 and 2016 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Six Months Ended June 30, 2017
Marina Palms	$31,847	$(19,771)	$12,076

For the Six Months Ended June 30, 2016
Marina Palms	$87,494	$(47,764)	$39,730

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2017	December 31, 2016
Intangible assets, net(1)	$20,452	$30,727
Other receivables(2)	56,851	52,820
Other assets	29,449	34,351
Restricted cash	23,380	25,883
Leasing costs, net(3)	11,367	11,802
Corporate furniture, fixtures and equipment, net(4)	5,133	5,691
Deferred financing fees, net	489	838
Deferred expenses and other assets, net	$147,121	$162,112
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $33.5 million and $31.9 million as of June 30, 2017 and December 31, 2016, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2016, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $0.7 million and $1.2 million for the three and six months ended June 30, 2017, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)	As of June 30, 2017 and December 31, 2016, included $26.0 million of receivables related to the construction and development of an amphitheater.

(3)	Accumulated amortization of leasing costs was $7.0 million and $6.7 million as of June 30, 2017 and December 31, 2016, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $9.8 million and $9.0 million as of June 30, 2017 and December 31, 2016, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2017	December 31, 2016
Other liabilities(1)	$81,526	$75,993
Accrued expenses(2)	84,174	72,693
Accrued interest payable	56,716	54,033
Intangible liabilities, net(3)	7,843	8,851
Accounts payable, accrued expenses and other liabilities	$230,259	$211,570
_______________________________________________________________________________

(1)
As of June 30, 2017 and December 31, 2016, other liabilities includes $24.0 million related to profit sharing arrangements with developers for certain properties sold. As of June 30, 2017 and December 31, 2016, includes $1.5 million and $1.2 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of June 30, 2017 and December 31, 2016, other liabilities also includes $7.3 million and $8.5 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(2)
As of June 30, 2017 and December 31, 2016, accrued expenses includes $2.5 million and $1.7 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $7.5 million and $6.4 million as of June 30, 2017 and December 31, 2016, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.8 million and $1.0 million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.

Deferred tax assets and liabilities of the Company's taxable REIT subsidiaries were as follows ($ in thousands):

	As of
	June 30, 2017	December 31, 2016
Deferred tax assets (liabilities)	$82,219	$66,498
Valuation allowance	(82,219)	(66,498)
Net deferred tax assets (liabilities)	$—	$—

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	June 30, 2017	December 31, 2016
Loan participations payable(1)	$107,844	$160,251
Debt discounts and deferred financing costs, net	(402)	(930)
Total loan participations payable, net	$107,442	$159,321
_______________________________________________________________________________

(1)
As of June 30, 2017, the Company had two loan participations payable with a weighted average interest rate of 6.2%. As of December 31, 2016, the Company had three loan participations payable with a weighted average interest rate of 4.8%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net. As of June 30, 2017 and December 31, 2016, the corresponding loan receivable balances were $107.1 million and $159.1 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	June 30, 2017	December 31, 2016
Secured credit facilities and mortgages:
2015 $250 Million Secured Revolving Credit Facility	$—	$—	LIBOR + 2.75%	(1)	March 2018
2016 Senior Secured Credit Facility	498,750	498,648	LIBOR + 3.75%	(2)	July 2020
Mortgages collateralized by net lease assets	225,624	249,987	4.851% - 7.26%	(3)	Various through 2032
Total secured credit facilities and mortgages	724,374	748,635
Unsecured notes:
5.85% senior notes	—	99,722	5.85%		March 2017
9.00% senior notes	—	275,000	9.00%		June 2017
4.00% senior notes(4)	550,000	550,000	4.00%		November 2017
7.125% senior notes	300,000	300,000	7.125%		February 2018
4.875% senior notes(5)	300,000	300,000	4.875%		July 2018
5.00% senior notes(6)	770,000	770,000	5.00%		July 2019
6.50% senior notes(7)	275,000	275,000	6.50%		July 2021
6.00% senior notes(8)	375,000	—	6.00%		April 2022
Total unsecured notes	2,570,000	2,569,722
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,394,374	3,418,357
Debt discounts and deferred financing costs, net	(26,261)	(28,449)
Total debt obligations, net(9)	$3,368,113	$3,389,908
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

(3)	As of June 30, 2017 and December 31, 2016, includes a loan with a floating rate of LIBOR plus 2.0%. As of June 30, 2017, the weighted average interest rate of these loans is 5.2%.

(4)	The Company can prepay these senior notes without penalty beginning August 1, 2017.

(5)	The Company can prepay these senior notes without penalty beginning January 1, 2018.

(6)	The Company can prepay these senior notes without penalty beginning July 1, 2018.

(7)	The Company can prepay these senior notes without penalty beginning July 1, 2020.

(8)	The Company can prepay these senior notes without penalty beginning April 1, 2021.

(9)
The Company capitalized interest relating to development activities of $2.0 million and $4.0 million during the three and six months ended June 30, 2017, respectively, and $1.4 million and $2.8 million during the three and six months ended June 30, 2016, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of June 30, 2017, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2017 (remaining six months)	$550,000	$—	$550,000
2018	600,000	10,091	610,091
2019	770,000	28,350	798,350
2020	—	498,750	498,750
2021	275,000	118,287	393,287
Thereafter	475,000	68,896	543,896
Total principal maturities	2,670,000	724,374	3,394,374
Unamortized discounts and deferred financing costs, net	(18,419)	(7,842)	(26,261)
Total debt obligations, net	$2,651,581	$716,532	$3,368,113
_____________________________________________________________________________

(1)
The Company has $550.0 million of debt obligations maturing during the remainder of 2017, and $610.0 million of other debt obligations maturing before the end of August 2018, as listed in the debt obligations table above. The Company's plans to satisfy these obligations primarily consist of using cash on hand and accessing the debt and/or equity markets to obtain capital to satisfy the maturing obligations. In addition, management intends to execute on its business strategy of disposing of assets as well as collecting loan repayments from borrowers to further generate available liquidity. Should these sources of capital not be sufficiently available, the Company will slow its pace of making new investments and will need to identify alternative sources of capital. As of August 2, 2017, the Company had approximately $1.2 billion of cash and available capacity under existing borrowing arrangements.

2017 Secured Financing—In March 2017, the Company (through wholly-owned subsidiaries conducting the Company's GL business) entered into a $227.0 million secured financing transaction (the "2017 Secured Financing") that accrued interest at 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the 12 properties comprising the Company's GL business, including seven GLs and one master lease (covering the accounts of five properties). In connection with the 2017 Secured Financing, the Company incurred $7.3 million of lender and third-party fees, substantially all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets. In April 2017, the Company derecognized the 2017 Secured Financing when third parties acquired a controlling interest in the Company's GL business (refer to Note 4).
The Company is providing a limited recourse guaranty and environmental indemnity under the 2017 Secured Financing that will remain in effect until SAFE has achieved either an equity market capitalization of at least $500.0 million (inclusive of the initial portfolio that the Company contributed to SAFE) or a net worth of at least $250.0 million (exclusive of the initial portfolio that the Company contributed to SAFE), and SAFE or another replacement guarantor provides similar guaranties and indemnities to the lenders. The management agreement with SAFE provides that SAFE may not terminate the management agreement unless a successor guarantor reasonably acceptable to the Company has agreed to replace the Company as guarantor and indemnitor or has provided the Company with a reasonably acceptable indemnity for any losses suffered by the Company as guarantor and indemnitor. SAFE has generally agreed to indemnify the Company for any amounts the Company is required to pay, or other losses the Company may suffer, under the limited recourse guaranty and environmental indemnity.
2016 Secured Term Loan—In December 2016, the Company arranged a $170.0 million delayed draw secured term loan (the "2016 Secured Term Loan"). In March 2017, the Company allowed the 2016 Secured Term Loan to expire and replaced the 2016 Secured Term Loan with the 2017 Secured Financing. The 2016 Secured Term Loan was collateralized by the 12 properties that served as collateral for the 2017 Secured Financing.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

In connection with the 2016 Senior Secured Credit Facility, the Company incurred $4.5 million of lender fees, substantially all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets. The Company also incurred $6.2 million in third party fees, of which $4.3 million was capitalized in “Debt obligations, net” on the Company's consolidated balance sheets, as it related to new lenders, and $1.9 million was recognized in “Other expense” in the Company's consolidated statements of operations as it related primarily to those lenders from the original facility that modified their debt under the new facility. In connection with the repricing of the 2016 Senior Secured Credit Facility in January 2017, the Company incurred an additional $0.8 million in fees, substantially all of which was recognized in "Other expense" in the Company's consolidated statements of operations.

2015 Secured Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. Commitments under the revolving facility mature in March 2018. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through March 2019. As of June 30, 2017, based on the Company's borrowing base of assets, the Company had $234.6 million of borrowing capacity available under the 2015 Secured Revolving Credit Facility.
Unsecured Notes—In March 2017, the Company issued $375.0 million principal amount of 6.00% senior unsecured notes due April 2022. Proceeds from the offering were primarily used to repay in full the $99.7 million principal amount of 5.85% senior unsecured notes due March 2017 and repay in full the $275.0 million principal amount of 9.00% senior unsecured notes due June 2017 prior to maturity. In March 2016, the Company repaid its $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, the Company issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount of senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility. During the three and six months ended June 30, 2017, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $3.1 million. During the three and six months ended June 30, 2016, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.4 million. This amount is included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

In November 2016, in connection with the retirement of the Company's $200.0 million principal amount of 3.0% senior unsecured convertible notes due November 2016, the Company converted $9.6 million principal amount into 0.8 million shares of our common stock.

Encumbered/Unencumbered Assets—The carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2017		December 31, 2016
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$871,613	$471,369	$881,212	$506,062
Real estate available and held for sale	—	68,045	—	237,531
Land and development, net	25,100	830,397	35,165	910,400
Loans receivable and other lending investments, net(1)(2)	137,722	943,592	172,581	1,142,050
Other investments	—	276,821	—	214,406
Cash and other assets	—	1,200,845	—	590,299
Total	$1,034,435	$3,791,069	$1,088,958	$3,600,748
_______________________________________________________________________________

(1)	As of June 30, 2017 and December 31, 2016, the amounts presented exclude general reserves for loan losses of $17.8 million and $23.3 million, respectively.

(2)	As of June 30, 2017 and December 31, 2016, the amounts presented exclude loan participations of $107.1 million and $159.1 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

As of June 30, 2017, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$313,615	$7,886	$21,420	$342,921
Strategic Investments	—	—	45,634	45,634
Total(2)	$313,615	$7,886	$67,054	$388,555

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

_______________________________________________________________________________

(1)	Excludes $130.3 million of commitments on loan participations sold that are not the obligation of the Company.

(2)	The Company did not have any Discretionary Fundings as of June 30, 2017.

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

U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (United States District Court for the District of Maryland, Civil Action No. DKC 08-1863)
This litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. Following a trial, in January 2015, the United States District Court for the District of Maryland (the District Court) entered judgment in favor of the Company, finding that the Company was entitled to specific performance of the purchase and sale agreement and awarding the Company the aggregate amount of: (i) the remaining unpaid purchase price; plus (ii) simple interest on the unpaid amount at a rate of 12% annually from 2008; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. Lennar appealed the District Court's judgment. On April 12, 2017, the United States Court of Appeals for the Fourth Circuit affirmed the judgment of the District Court in its entirety. Lennar’s petition for rehearing en banc was summarily denied.

On April 21, 2017, the Company and Lennar completed the transfer of the land, pursuant to which the Company conveyed the land to Lennar and received net proceeds of $234.1 million after payment of $3.3 million in documentary transfer taxes, consisting of $114.0 million of sales proceeds, $121.8 million of interest and $1.6 million of real estate tax reimbursements. The interest and real estate tax reimbursements are recorded in "Other income" in the Company's consolidated statements of operations. The amount of attorneys’ fees and costs to be recovered by the Company will be determined through further proceedings before the District Court. The Company has applied for attorney’s fees in excess of $17.0 million. A portion of the net proceeds received by the Company has been paid to the third party which holds a 4.3% participation interest in all proceeds received by the Company.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	N/A	$—	Other Liabilities	$71	Other Liabilities	$8
Interest rate swaps	Other assets	45	N/A	—	N/A	—	Other Liabilities	39
Total		$45		$—		$71		$47

Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	Other Assets	$702	Other Liabilities	$680	N/A	$—
Interest rate cap	Other Assets	30	Other Assets	25	N/A	—	N/A	—
Total		$30		$727		$680		$—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended June 30, 2017
Interest rate swaps	Interest Expense	(44)	384	N/A
Interest rate cap	Earnings from equity method investments	(9)	(9)	N/A
Interest rate swap	Earnings from equity method investments	(93)	(62)	N/A
Foreign exchange contracts	Earnings from equity method investments	(70)	—	N/A
For the Three Months Ended June 30, 2016
Interest rate swaps	Interest Expense	(192)	(23)	N/A
Interest rate swap	Earnings from equity method investments	(165)	(95)	N/A
Foreign exchange contracts	Earnings from equity method investments	38	—	N/A

For the Six Months Ended June 30, 2017
Interest rate swaps	Interest Expense	424	355	N/A
Interest rate cap	Earnings from equity method investments	(14)	(14)	N/A
Interest rate swap	Earnings from equity method investments	(15)	(150)	N/A
Foreign exchange contracts	Earnings from equity method investments	(369)	—	N/A

For the Six Months Ended June 30, 2016
Interest rate cap	Interest Expense	—	(185)	N/A
Interest rate cap	Earnings from equity method investments	(1)	—	N/A
Interest rate swaps	Interest Expense	(694)	2	N/A
Interest rate swap	Earnings from equity method investments	(624)	(192)	N/A
Foreign exchange contracts	Earnings from equity method investments	(49)	—	N/A

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives not Designated in Hedging Relationships		2017	2016	2017	2016
Interest rate cap	Other Expense	$(41)	$(252)	$6	$(1,055)
Foreign exchange contracts	Other Expense	(645)	523	(769)	341

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
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. As of June 30, 2017, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ and Rs in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells Indian rupee ("INR")/Buys USD Forward	₨	350,000	$5,344	July 2017
For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of June 30, 2017, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were not designated ($, €, and £ in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sells euro ("EUR")/Buys USD Forward	€7,000	$7,496	July 2017
Sells pound sterling ("GBP")/Buys USD Forward	£3,200	$3,988	July 2017
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations for loan investments or "Accumulated other comprehensive income (loss)," on its consolidated balance sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $0.1 million and $0.1 million during the three and six months ended June 30, 2017, respectively, and $(0.1) million during the three months ended June 30, 2016 in its consolidated statements of operations.
Interest Rate Hedges—For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. As of June 30, 2017, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$26,116	LIBOR + 2.00%	3.47%	October 2012	November 2019
During the six months ended June 30, 2017, the Company entered into and settled a rate lock swap in connection with the 2017 Secured Financing and a simultaneous rate lock swap with SAFE. As a result of the settlements, the Company initially recorded a $0.4 million unrealized gain in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets and subsequently derecognized the gain when third parties acquired a controlling interest in the Company's GL business (refer to Note 4).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For derivatives not designated as cash flow hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of June 30, 2017, the Company had the following outstanding interest rate cap that was used to hedge its variable rate debt that was not designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate cap	$500,000	LIBOR	1.00%	July 2014	July 2017
Over the next 12 months, the Company expects that $0.1 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into earnings.

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company reports derivative instruments on a gross basis in the consolidated financial statements. In connection with its foreign currency derivatives which were in a liability position as of June 30, 2017 and December 31, 2016, the Company has posted collateral of $4.5 million and $0.4 million, respectively, and is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of June 30, 2017.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of June 30, 2017 and December 31, 2016:

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

(2)
The Company declared and paid dividends of $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the six months ended June 30, 2017 and 2016. The Company declared and paid dividends of $4.5 million on its Series J Convertible Perpetual Preferred Stock during the six months ended June 30, 2017 and 2016. The character of the 2016 dividends was as follows: 47.30% was a capital gain distribution, of which 76.15% represents unrecaptured section 1250 gain and 23.85% long term capital gain, and 52.70% was ordinary income. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
The Company may, at its option, redeem the Series E, F, G, and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

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

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2015, the Company had $902.9 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2035 if unused. The amount of NOL carryforwards as of December 31, 2016 will be determined upon finalizing the Company's 2016 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards), as long as the Company maintains its REIT qualification. The 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the six months ended June 30, 2017 and 2016.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, the Company's Board of Directors authorized a new $50.0 million stock repurchase program. After having substantially utilized the availability authorized in February 2016, the Company's Board of Directors authorized an increase to the stock

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

repurchase program to $50.0 million, effective August 4, 2016. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the six months ended June 30, 2017, the Company did not repurchase any shares of common stock. During the six months ended June 30, 2016, the Company repurchased 9.5 million shares of its outstanding common stock for $91.8 million, at an average cost of $9.71 per share. As of June 30, 2017, the Company had remaining authorization to repurchase up to $50.0 million of common stock available to repurchase under its stock repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	June 30, 2017	December 31, 2016
Unrealized gains on available-for-sale securities	$715	$149
Unrealized gains on cash flow hedges	230	27
Unrealized losses on cumulative translation adjustment	(4,623)	(4,394)
Accumulated other comprehensive income (loss)	$(3,678)	$(4,218)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the effect of performance incentive plans (see below), of $3.9 million and $9.8 million for the three and six months ended June 30, 2017, respectively, and $1.6 million and $6.2 million for the three and six months ended June 30, 2016, respectively, in "General and administrative" in the Company's consolidated statements of operations. As of June 30, 2017, there was $2.5 million of total unrecognized compensation cost related to all unvested restricted stock units ("Units") that are expected to be recognized over a weighted average remaining vesting/service period of 1.8 years.
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

As of June 30, 2017, 7.0 iPIP points from the 2013-2014 investment pool, 7.9 iPIP points from the 2015-2016 investment pool and 3.8 iPIP points from the 2017-2018 investment pool were forfeited.
As of June 30, 2017 and December 31, 2016, the Company had accrued compensation costs relating to iPIP of $31.2 million and $22.4 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
Long-Term Incentive Plan—The Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

performance awards. All awards under the 2009 LTIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors. The Company's shareholders approved the 2009 LTIP in 2009 and approved the performance-based provisions of the 2009 LTIP, as amended, in 2014.
As of June 30, 2017, an aggregate of 3.3 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Share Issuances—During the six months ended June 30, 2017, the Company granted 97,967 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 62,704 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.
2017 Restricted Stock Unit Activity—During the six months ended June 30, 2017, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
115,571 service-based Units granted on February 22, 2017, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2019, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of June 30, 2017, 111,642 of such service-based Units were outstanding.

As of June 30, 2017, the Company had the following additional stock-based compensation awards outstanding:

•
60,000 service-based Units granted on June 15, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will vest in equal annual installments over four years on each anniversary of the grant date, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Upon vesting of these Units, the holder will receive shares of the Company's common stock in the amount of the vested Units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

•
104,026 service-based Units granted on January 29, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2018, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

•
37,514 target amount of performance-based Units granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The performance is based on the Company's TSR, measured over a performance period ending on December 31, 2017, which is the date the awards cliff vest. Vesting will range from 0% to 200% of the target amount of the awards, depending on the Company’s TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. To the extent Units vest based on the Company's TSR performance, holders will receive an equivalent number of shares of common stock (after deducting shares for minimum required statutory withholdings), if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. The fair values of the performance-based Units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock. The assumptions used to estimate the fair value of these performance-based awards were 0.75% for risk-free interest rate and 28.14% for expected stock price volatility.

•
54,201 service-based Units granted on January 30, 2015, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Units vest. The Units will cliff vest in one installment on December 31, 2017, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

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

Directors' Awards—During the six months ended June 30, 2017, the Company awarded to non-employee Directors 56,817 restricted shares of common stock at a fair value per share of $11.86 at the time of grant. The restricted shares have a vesting term of one year. As of June 30, 2017, a combined total of 317,664 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.8 million.

401(k) Plan—The Company made gross contributions of $0.1 million and $0.8 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.8 million for the three and six months ended June 30, 2016, respectively.

Note 15—Earnings Per Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$76,117	$12,670	$47,869	$(10,670)
Income from sales of real estate	844	43,484	8,954	53,943
Net (income) loss attributable to noncontrolling interests	(5,710)	(8,825)	(4,610)	(7,883)
Preferred dividends	(12,830)	(12,830)	(25,660)	(25,660)
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders and Participating Security Holders for basic earnings per common share(1)	$58,421	$34,499	$26,553	$9,730
Add: Effect of joint venture shares	5	3	9	2
Add: Effect of 1.50% senior convertible unsecured notes	—	1,140	—	—
Add: Effect of 3.00% senior convertible unsecured notes	—	1,782	—	—
Add: Effect of Series J convertible perpetual preferred stock	2,250	2,250	4,500	—
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders and Participating Security Holders for diluted earnings per common share(1)	$60,676	$39,674	$31,062	$9,732
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders	$58,421	$34,481	$26,553	$9,724
Income from discontinued operations	173	3,631	4,939	7,209
Gain from discontinued operations	123,418	—	123,418	—
Income tax expense from discontinued operations	(4,545)	—	(4,545)	—
Net income attributable to iStar Inc. and allocable to common shareholders	$177,467	$38,112	$150,365	$16,933

Numerator for diluted earnings per share:
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders	$60,676	$39,661	$31,062	$9,726
Income from discontinued operations	173	3,632	4,939	7,209
Gain from discontinued operations	123,418	—	123,418	—
Income tax expense from discontinued operations	(4,545)	—	(4,545)	—
Net income attributable to iStar Inc. and allocable to common shareholders	$179,722	$43,293	$154,874	$16,935

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	72,142	73,984	72,104	75,522
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	120	34	119	52
Add: Effect of joint venture shares	298	298	298	298
Add: Effect of 1.50% senior convertible unsecured notes	—	11,567	—	—
Add: Effect of 3.00% senior convertible unsecured notes	—	16,992	—	—
Add: Effect of series J convertible perpetual preferred stock	15,635	15,635	15,635	—
Weighted average common shares outstanding for diluted earnings per common share	88,195	118,510	88,156	75,872

Basic earnings per common share:
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders	$0.81	$0.47	$0.37	$0.13
Income from discontinued operations	—	0.05	0.07	0.09
Gain from discontinued operations	1.71	—	1.71	—
Income tax expense from discontinued operations	(0.06)	—	(0.06)	—
Net income attributable to iStar Inc. and allocable to common shareholders	$2.46	$0.52	$2.09	$0.22

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Diluted earnings per common share:
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders	$0.69	$0.34	$0.35	$0.13
Income from discontinued operations	—	0.03	0.06	0.09
Gain from discontinued operations	1.40	—	1.40	—
Income tax expense from discontinued operations	(0.05)	—	(0.05)	—
Net income attributable to iStar Inc. and allocable to common shareholders	$2.04	$0.37	$1.76	$0.22

The following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
3.00% convertible senior unsecured notes	—	—	—	16,992
Series J convertible perpetual preferred stock	—	—	—	15,635
1.50% convertible senior unsecured notes	—	—	—	11,567
Joint venture shares	—	—	—	—
_______________________________________________________________________________

(1)	For the three and six months ended June 30, 2017, the effect of 5 and 20 unvested time and performance-based Units were anti-dilutive, respectively.

(2)	For the three and six months ended June 30, 2016, the effect of 54 and 103 unvested time and performance-based Units were anti-dilutive, respectively.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2017
Recurring basis:
Derivative assets(1)	$75	$—	$75	$—
Derivative liabilities(1)	751	—	751	—
Available-for-sale securities(1)	22,222	—	—	22,222
Non-recurring basis:
Impaired land and development(2)	7,400	—	—	7,400

As of December 31, 2016
Recurring basis:
Derivative assets(1)	$727	$—	$727	$—
Derivative liabilities(1)	47	—	47	—
Available-for-sale securities(1)	21,666	—	—	21,666
Non-recurring basis:
Impaired loans(3)	7,200	—	—	7,200
Impaired real estate(4)	3,063	—	—	3,063
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

(2)	The Company recorded an impairment on one land and development asset with a fair value of $7.4 million based on a discount rate of 15% using discounted cash flows over a two year sellout period.

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

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the six months ended June 30, 2017 and 2016 ($ in thousands):

	2017	2016
Beginning balance	$21,666	$1,161
Purchases	—	4,366
Repayments	(10)	(10)
Unrealized gains recorded in other comprehensive income	566	464
Ending balance	$22,222	$5,981
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.2 billion and $3.6 billion, respectively, as of June 30, 2017 and $1.5 billion and $3.6 billion, respectively, as of December 31, 2016. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended June 30, 2017:
Operating lease income	$—	$30,852	$15,940	$210	$—	$47,002
Interest income	28,645	—	—	—	—	28,645
Other income	479	550	13,333	123,871	1,277	139,510
Land development revenue	—	—	—	132,710	—	132,710
Earnings from equity method investments	—	1,080	469	3,606	360	5,515
Income from discontinued operations	—	173	—	—	—	173
Gain from discontinued operations	—	123,418	—	—	—	123,418
Income from sales of real estate	—	—	844	—	—	844
Total revenue and other earnings	29,124	156,073	30,586	260,397	1,637	477,817
Real estate expense	—	(4,064)	(22,653)	(7,967)	—	(34,684)
Land development cost of sales	—	—	—	(122,466)	—	(122,466)
Other expense	(399)	—	—	—	(15,877)	(16,276)
Allocated interest expense	(10,508)	(13,669)	(5,006)	(7,122)	(12,502)	(48,807)
Allocated general and administrative(2)	(4,691)	(5,921)	(2,364)	(5,004)	(5,323)	(23,303)
Segment profit (loss)(3)	$13,526	$132,419	$563	$117,838	$(32,065)	$232,281
Other significant items:
Recovery of loan losses	$(600)	$—	$—	$—	$—	$(600)
Impairment of assets	—	219	—	10,065	—	10,284
Depreciation and amortization	—	7,400	4,923	521	327	13,171
Capitalized expenditures	—	917	8,355	30,286	—	39,558

Three Months Ended June 30, 2016:
Operating lease income	$—	$32,042	$17,828	$105	$—	$49,975
Interest income	34,400	—	—	—	—	34,400
Other income	323	432	7,213	1,167	961	10,096
Land development revenue	—	—	—	27,888	—	27,888
Earnings from equity method investments	—	944	31,076	2,688	4,739	39,447
Income from discontinued operations	—	3,633	—	—	—	3,633
Income from sales of real estate	—	4,338	39,146	—	—	43,484
Total revenue and other earnings	34,723	41,389	95,263	31,848	5,700	208,923
Real estate expense	—	(4,618)	(20,796)	(9,914)	—	(35,328)
Land development cost of sales	—	—	—	(17,262)	—	(17,262)
Other expense	(925)	—	—	—	(2,257)	(3,182)
Allocated interest expense	(14,631)	(16,464)	(5,849)	(8,668)	(10,435)	(56,047)
Allocated general and administrative(2)	(3,786)	(4,313)	(1,638)	(3,327)	(4,968)	(18,032)
Segment profit (loss)(3)	$15,381	$15,994	$66,980	$(7,323)	$(11,960)	$79,072
Other significant items:
Provision for loan losses	$700	$—	$—	$—	$—	$700
Impairment of assets	—	—	3,012	—	—	3,012
Depreciation and amortization	—	7,977	5,022	400	274	13,673
Capitalized expenditures	—	1,625	12,446	32,006	—	46,077

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Six Months Ended June 30, 2017:
Operating lease income	$—	$62,104	$31,929	$316	$—	$94,349
Interest income	57,703	—	—	—	—	57,703
Other income	556	1,056	23,688	124,256	1,818	151,374
Land development revenue	—	—	—	152,760	—	152,760
Earnings from equity method investments	—	2,062	1,101	7,448	606	11,217
Income from discontinued operations	—	4,939	—	—	—	4,939
Gain from discontinued operations	—	123,418	—	—	—	123,418
Income from sales of real estate	—	6,212	2,742	—	—	8,954
Total revenue and other earnings	58,259	199,791	59,460	284,780	2,424	604,714
Real estate expense	—	(8,640)	(44,171)	(17,463)	—	(70,274)
Land development cost of sales	—	—	—	(138,376)	—	(138,376)
Other expense	(1,004)	—	—	—	(17,141)	(18,145)
Allocated interest expense	(22,396)	(29,404)	(10,612)	(15,240)	(22,300)	(99,952)
Allocated general and administrative(2)	(8,287)	(10,563)	(4,119)	(8,930)	(10,697)	(42,596)
Segment profit (loss)(3)	$26,572	$151,184	$558	$104,771	$(47,714)	$235,371
Other significant non-cash items:
Recovery of loan losses	$(5,528)	$—	$—	$—	$—	$(5,528)
Impairment of assets	—	219	4,413	10,064	—	14,696
Depreciation and amortization	—	15,039	8,962	791	659	25,451
Capitalized expenditures	—	1,687	16,566	56,879	—	75,132

Six Months Ended June 30, 2016:
Operating lease income	$—	$63,350	$36,909	$211	$—	$100,470
Interest income	67,620	—	—	—	—	67,620
Other income	1,620	512	14,557	2,232	2,715	21,636
Land development revenue	—	—	—	42,835	—	42,835
Earnings from equity method investments	—	1,890	30,934	9,348	5,542	47,714
Income from discontinued operations	—	7,214	—	—	—	7,214
Income from sales of real estate	—	9,267	44,676	—	—	53,943
Total revenue and other earnings	69,240	82,233	127,076	54,626	8,257	341,432
Real estate expense	—	(9,065)	(41,916)	(18,591)	—	(69,572)
Land development cost of sales	—	—	—	(28,838)	—	(28,838)
Other expense	(839)	—	—	—	(3,083)	(3,922)
Allocated interest expense	(29,333)	(32,700)	(12,469)	(17,027)	(21,539)	(113,068)
Allocated general and administrative(2)	(7,617)	(8,609)	(3,508)	(6,597)	(10,226)	(36,557)
Segment profit (loss)(3)	$31,451	$31,859	$69,183	$(16,427)	$(26,591)	$89,475
Other significant non-cash items:
Provision for loan losses	$2,206	$—	$—	$—	$—	$2,206
Impairment of assets	—	—	3,012	—	—	3,012
Depreciation and amortization	—	16,028	10,305	699	549	27,581
Capitalized expenditures	—	2,476	28,243	66,274	—	96,993

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

As of June 30, 2017
Real estate
Real estate, net	$—	$863,406	$479,576	$—	$—	$1,342,982
Real estate available and held for sale	—	924	67,121	—	—	68,045
Total real estate	—	864,330	546,697	—	—	1,411,027
Land and development, net	—	—	—	855,497	—	855,497
Loans receivable and other lending investments, net	1,170,565	—	—	—	—	1,170,565
Other investments	—	179,284	7,882	62,417	27,238	276,821
Total portfolio assets	$1,170,565	$1,043,614	$554,579	$917,914	$27,238	3,713,910
Cash and other assets						1,200,845
Total assets						$4,914,755

As of December 31, 2016
Real estate
Real estate, net	$—	$911,112	$476,162	$—	$—	$1,387,274
Real estate available and held for sale	—	155,051	82,480	—	—	237,531
Total real estate	—	1,066,163	558,642	—	—	1,624,805
Land and development, net	—	—	—	945,565	—	945,565
Loans receivable and other lending investments, net	1,450,439	—	—	—	—	1,450,439
Other investments	—	92,669	3,583	84,804	33,350	214,406
Total portfolio assets	$1,450,439	$1,158,832	$562,225	$1,030,369	$33,350	4,235,215
Cash and other assets						590,299
Total assets						$4,825,514
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

(2)
General and administrative excludes stock-based compensation expense of $3.9 million and $9.8 million for the three and six months ended June 30, 2017 respectively, and $1.6 million and $6.2 million for the three and six months ended June 30, 2016, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Segment profit	$232,281	$79,072	$235,371	$89,475
Less: Recovery of (provision for) loan losses	600	(700)	5,528	(2,206)
Less: Impairment of assets	(10,284)	(3,012)	(14,696)	(3,012)
Less: Stock-based compensation expense	(3,915)	(1,633)	(9,796)	(6,211)
Less: Depreciation and amortization	(13,171)	(13,673)	(25,451)	(27,581)
Less: Income tax (expense) benefit	(1,644)	1,190	(2,251)	1,604
Less: Income tax expense from discontinued operations	(4,545)	—	(4,545)	—
Less: Loss on early extinguishment of debt, net	(3,315)	(1,457)	(3,525)	(1,582)
Net income	$196,007	$59,787	$180,635	$50,487

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 18—Subsequent Events

Subsequent to June 30, 2017, the Company, trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's Chief Operating Officer and Chief Financial Officer, purchased an aggregate $5.1 million in shares of SAFE's common stock pursuant to a 10b5-1 plan (the “10b5-1 Plan") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which they may buy in the open market up to $25.0 million in the aggregate of SAFE's common stock. Shares will be purchased under the 10b5-1 Plan when the market price per share is below $20.00 and will accelerate with declines in the market price. Purchases will be allocated 98% to the Company, 1% to the trusts established by Mr. Sugarman and 1% to Mr. Jervis.

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
Introduction
iStar Inc., doing business as "iStar," finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. We also provide management services for our ground lease and net lease equity method investments. We have invested more than $35 billion over the past two decades and are structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. Our primary business segments are real estate finance, net lease, operating properties and land and development.
Executive Overview

We continue to focus on our net lease and real estate finance businesses to find selective investment opportunities in these core businesses. We also continue to make significant additional progress in monetizing our commercial and residential operating properties as well as our land portfolio. In our continuing effort to find untapped investment opportunities in real estate, we recently conceived and ultimately launched a new, publicly traded REIT focused exclusively on the ground lease ("GL") asset class.
In April 2017, institutional investors acquired a controlling interest in our GL business through the merger of one of our subsidiaries and related transactions (the "Acquisition Transactions"). Our GL business was a component of our net lease segment and consisted of 12 properties subject to long-term net leases including seven GLs and one master lease (covering five properties). The acquiring entity was a newly formed unconsolidated entity named Safety, Income and Growth, Inc. ("SAFE"). The carrying value of our GL assets was approximately $161.1 million. Shortly before the Acquisition Transactions, we completed the $227.0 million 2017 Secured Financing on our GL assets (refer to Note 10). We received all of the proceeds of the 2017 Secured Financing. We received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that we contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, we deconsolidated the 12 properties and the associated 2017 Secured Financing. We account for our investment in SAFE as an equity method investment (refer to Note 7). We accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of our retained interest in SAFE.
On June 27, 2017, SAFE completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to us, its largest shareholder. We paid organization and offering costs in connection with these transactions, including commissions payable to the underwriters and other offering expenses. As of June 30, 2017, we owned 28% of SAFE and our investment had a market value of $96.2 million. In addition, one of our wholly-owned subsidiaries is the external manager of SAFE, our Chief Executive Officer is a director and the Chairman of SAFE's board of directors and our executive officers hold similarly titled positions with SAFE.
In April 2017, we received a favorable judgment from the U.S. Court of Appeals for the Fourth Circuit, affirming a prior district court judgment relating to a dispute with Lennar over the purchase and sale of Bevard, a master planned community located in Maryland. On April 21, we conveyed the property to Lennar and received $234.3 million of net proceeds after payment of $3.3 million in documentary transfer taxes, comprised of the remaining purchase price of $114.0 million and $123.4 million of interest and real estate taxes, net of costs.
We continue to strengthen our balance sheet through our financing activities. Access to the capital markets has allowed us to extend our debt maturity profile and remain primarily an unsecured borrower. In March 2017, we issued $375.0 million principal amount of 6.00% senior unsecured notes due April 2022. Proceeds from the offering were primarily used to repay in full the $99.7 million principal amount of 5.85% senior unsecured notes due March 2017 and repay in full the $275.0 million principal amount of 9.00% senior unsecured notes due June 2017 prior to maturity. In addition, also in March 2017, through wholly-owned subsidiaries conducting our GL business, we entered into the $227.0 million 2017 Secured Financing that accrued interest at 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the 12 properties comprising our GL business, including seven ground net leases and one master lease covering the accounts of five related properties. In April 2017, we derecognized the 2017 Secured Financing when third parties acquired a controlling interest in our GL business. As of June 30, 2017, we had $954.3 million of cash, which we expect to use primarily to repay debt and fund future investment activities. In addition, we have additional borrowing capacity of $234.6 million at June 30, 2017.
During the three months ended June 30, 2017, all of our business segments contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land and development assets in order to maximize their value. We intend to continue these efforts, with the objective of increasing the contribution of these assets to our earnings in the future. For the three months ended June 30, 2017, we recorded net income allocable to common shareholders of $177.5 million, compared to net income of $38.1 million during the same period in the prior year. Adjusted income allocable to common shareholders for the three months ended June 30, 2017 was $198.4 million, compared to $61.1 million during the same period in the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income).
Portfolio Overview

As of June 30, 2017, based on carrying values gross of accumulated depreciation and general loan loss reserves, our $4.2 billion investment portfolio has the following characteristics:

_______________________________________________________________________________
(1)Represents the market value of our equity method investment in SAFE.

As of June 30, 2017, based on carrying values gross of accumulated depreciation and general loan loss reserves, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$36,964	$760,965	$122,658	$—	$920,587	22.2%
Land and Development	—	—	—	925,191	925,191	22.3%
Hotel	338,422	—	102,815	—	441,237	10.6%
Entertainment / Leisure	—	489,387	—	—	489,387	11.8%
Mixed Use / Mixed Collateral	297,024	—	180,153	—	477,177	11.5%
Condominium	258,010	—	66,490	—	324,500	7.7%
Other Property Types	228,527	—	7	—	228,534	5.5%
Retail	29,418	57,348	136,016	—	222,782	5.4%
Ground Leases(1)	—	96,229	—	—	96,229	2.3%
Strategic Investments	—	—	—	—	27,238	0.7%
Total	$1,188,365	$1,403,929	$608,139	$925,191	$4,152,862	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$569,385	$399,468	$47,212	$258,381	$1,274,446	30.7%
West	98,197	312,383	42,616	364,834	818,030	19.6%
Southeast	174,602	249,574	146,511	123,714	694,401	16.7%
Mid-Atlantic	—	153,835	47,014	124,298	325,147	7.8%
Southwest	59,984	160,019	243,055	22,464	485,522	11.7%
Central	187,775	97,988	71,590	31,500	388,853	9.4%
Various(2)	98,422	30,662	10,141	—	139,225	3.4%
Strategic Investments(2)	—	—	—	—	27,238	0.7%
Total	$1,188,365	$1,403,929	$608,139	$925,191	$4,152,862	100.0%
_______________________________________________________________________________

(1)	Represents the market value of our equity method investment in SAFE.
(2)Combined, strategic investments and the various category include $20.2 million of international assets.
Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of June 30, 2017, our real estate finance portfolio, including securities, totaled $1.2 billion, gross of general loan loss reserves. The portfolio included $914.1 million of performing loans with a weighted average maturity of 1.5 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	June 30, 2017
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	36	$914,106	$(17,800)	$896,306	82.6%	1.9%
Non-performing loans	5	249,659	(60,989)	188,670	17.4%	24.4%
Total	41	$1,163,765	$(78,789)	$1,084,976	100.0%	6.8%

	December 31, 2016
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$1,202,127	$(23,300)	$1,178,827	86.0%	1.9%
Non-performing loans	6	253,941	(62,245)	191,696	14.0%	24.5%
Total	41	$1,456,068	$(85,545)	$1,370,523	100.0%	5.9%

Performing Loans—The table below summarizes our performing loans gross of reserves ($ in thousands):

	June 30, 2017	December 31, 2016
Senior mortgages	$515,053	$854,805
Corporate/Partnership loans	387,214	333,244
Subordinate mortgages	11,839	14,078
Total	$914,106	$1,202,127

Weighted average LTV	62%	64%
Yield	9.7%	8.9%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2017, we had non-performing loans with an aggregate carrying value of $188.7 million compared to non-performing loans with an aggregate carrying value of $191.7 million as of December 31, 2016. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $78.8 million as of June 30, 2017, or 6.8% of total loans, compared to $85.5 million or 5.9% as of December 31, 2016. For the six months ended June 30, 2017, the recovery of loan losses included a reduction in the general reserve of $5.5 million due to an overall improvement in the risk ratings and a decrease in size of our loan portfolio. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2017, asset-specific reserves decreased to $61.0 million compared to $62.2 million as of December 31, 2016.

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

The general reserve decreased to $17.8 million or 1.9% of performing loans as of June 30, 2017, compared to $23.3 million or 1.9% of performing loans as of December 31, 2016. The decrease was primarily attributable to an overall improvement in the risk ratings and a decrease in size of our loan portfolio.

Net Lease

Our net lease business seeks to create stable cash flows through long-term net leases primarily to single tenants on our properties. We target mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. We invest in new net lease investments primarily through our Net Lease Venture, in which we hold a 51.9% interest. The Net Lease Venture has a right of first offer on any new net lease investments that we source. In February 2017, the Net Lease Venture's investment period was extended through February 1, 2018. The term of the Net Lease Venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of the Company and its partner.

In April 2017, institutional investors acquired a controlling interest in our GL business through the merger of one of our subsidiaries and related transactions. Our GL business was a component of our net lease segment and consisted of 12 properties subject to long-term net leases including seven GLs and one master lease (covering five properties). As a result, we deconsolidated the 12 properties and associated liabilities and we began to record our investment in SAFE as an equity method investment.
On June 27, 2017, SAFE completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to us. As of June 30, 2017, we owned approximately 28% of SAFE's common stock outstanding which had an estimated market value of $96.2 million. In addition, a wholly-owned subsidiary of ours is the external manager of SAFE and our Chief Executive Officer is the Chairman of SAFE's board of directors.

As of June 30, 2017, our net lease portfolio, including our equity method investments in SAFE and the Net Lease Venture, totaled $1.36 billion, gross of $314.4 million of accumulated depreciation. The table below provides certain statistics for our net lease portfolio.

Net Lease Statistics(1)
	June 30, 2017	December 31, 2016
Square feet (mm)(2)	15,959	17,214
Leased %	99%	98%
Weighted average lease term (years)(3)	11.5	14.7
Yield	8.1%	8.4%
______________________________________________________________

(1)	Statistics exclude our equity method investment in SAFE.

(2)	As of June 30, 2017 and December 31, 2016, includes 4,005 and 3,081 square feet, respectively, at our equity method investment of which we own 51.9%.

(3)	Weighted average lease term as of June 30, 2017 includes a lease extension that was effective July 3, 2017.

Operating Properties

As of June 30, 2017, our operating property portfolio, including equity method investments, totaled $608.1 million, gross of $53.6 million of accumulated depreciation, and was comprised of $541.0 million of commercial and $67.1 million of residential real estate properties.

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

The table below provides certain statistics for our commercial operating property portfolio.

Commercial Operating Property Statistics
($ in millions)
	Stabilized Operating(1)		Transitional Operating(1)		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Gross book value ($mm)(2)	$343	$337	$198	$189	$541	$526
Occupancy(3)	87%	86%	59%	54%	77%	74%
Yield	8.5%	8.5%	3.8%	1.5%	6.9%	5.5%
______________________________________________________________

(1)
Stabilized commercial properties generally have occupancy levels above 80% and/or generate yields resulting in a sufficient return based upon the properties’ risk profiles. Transitional commercial properties are generally those properties that do not meet these criteria.

(2)	Gross carrying value represents carrying value gross of accumulated depreciation.

(3)	Occupancy is as of June 30, 2017 and December 31, 2016.

Residential Operating Properties

As of June 30, 2017, our residential operating portfolio was comprised of 36 condominium units generally located within luxury projects in major U.S. cities. The table below provides certain statistics for our residential operating property portfolio (excluding fractional units).

Residential Operating Property Statistics
($ in millions)
	Six Months Ended
	June 30, 2017	June 30, 2016
Condominium units sold	12	69
Proceeds	$17.6	$58.7
Income from sales of real estate	$2.7	$18.8

Land and Development

As of June 30, 2017, our land and development portfolio, gross of accumulated depreciation and including equity method investments, totaled $925.2 million, with seven projects in production, nine in development and 13 in the pre-development phase. These projects are collectively entitled for approximately 13,000 lots and units. The following tables presents certain statistics for our land and development portfolio.

Land and Development Portfolio Rollforward
(in millions)
	Six Months Ended
	June 30, 2017	June 30, 2016
Beginning balance(1)	$945.6	$1,002.0
Asset sales(2)	(133.8)	(22.4)
Capital expenditures	56.9	66.3
Other	(13.2)	0.1
Ending balance(1)	$855.5	$1,046.0
_______________________________________________________________________
(1)As of June 30, 2017 and December 31, 2016, excludes $62.4 million and $84.8 million, respectively, of equity method investments.
(2)Represents gross book value of the assets sold, rather than proceeds received.

Land and Development Statistics
(in millions)
	Six Months Ended
	June 30, 2017	June 30, 2016
Land development revenue	$152.8	$42.8
Land development cost of sales	138.4	28.8
Gross margin	$14.4	$14.0
Earnings from land development equity method investments	7.4	9.3
Total	$21.8	$23.3

Results of Operations for the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Operating lease income	$47,002	$49,975	$(2,973)	(6)%
Interest income	28,645	34,400	(5,755)	(17)%
Other income	139,510	10,096	129,414	>100%
Land development revenue	132,710	27,888	104,822	>100%
Total revenue	347,867	122,359	225,508	>100%
Interest expense	48,807	56,047	(7,240)	(13)%
Real estate expense	34,684	35,328	(644)	(2)%
Land development cost of sales	122,466	17,262	105,204	>100%
Depreciation and amortization	13,171	13,673	(502)	(4)%
General and administrative	27,218	19,665	7,553	38%
(Recovery of) provision for loan losses	(600)	700	(1,300)	>100%
Impairment of assets	10,284	3,012	7,272	>100%
Other expense	16,276	3,182	13,094	>100%
Total costs and expenses	272,306	148,869	123,437	83%
Loss on early extinguishment of debt, net	(3,315)	(1,457)	(1,858)	>100%
Earnings from equity method investments	5,515	39,447	(33,932)	(86)%
Income tax (expense) benefit	(1,644)	1,190	(2,834)	>(100%)
Income from discontinued operations	173	3,633	(3,460)	(95)%
Gain from discontinued operations	123,418	—	123,418	100%
Income tax expense from discontinued operations	(4,545)	—	(4,545)	100%
Income from sales of real estate	844	43,484	(42,640)	(98)%
Net income	$196,007	$59,787	$136,220	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $47.0 million during the three months ended June 30, 2017 from $50.0 million for the same period in 2016.

Operating lease income from net lease assets decreased to $30.9 million during the three months ended June 30, 2017 from $32.0 million for the same period in 2016. The decrease was due to the sale of net lease assets since July 1, 2016. Operating lease income from same store net lease assets, defined as net lease assets we owned on or prior to April 1, 2016 and were in service through June 30, 2017, was $30.2 million during the three months ended June 30, 2017 and 2016. An increase in rent per occupied square foot, which was $10.30 for the three months ended June 30, 2017 and $10.24 for the same period in 2016, was offset by a decrease in the occupancy rate, which was 98.0% as of June 30, 2017 and 98.8% as of June 30, 2016.

Operating lease income from operating properties decreased to $15.9 million during the three months ended June 30, 2017 from $17.8 million for the same period in 2016. The decrease was primarily due to commercial operating property sales since July 1, 2016, partially offset by the execution of new leases. Operating lease income from same store commercial operating properties, defined as commercial operating properties, excluding hotels and marinas, which we owned on or prior to April 1, 2016 and were in service through June 30, 2017, increased to $11.7 million during the three months ended June 30, 2017 as compared to $10.8 million for the same period in 2016. Rent per occupied square foot for same store commercial operating properties was $25.24 for the three months ended June 30, 2017 and $24.30 for the same period in 2016. Occupancy rates for same store commercial operating properties were 73.5% as of June 30, 2017 and 70.7% as of June 30, 2016. Ancillary operating lease income from land and development assets was $0.2 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively.

Interest income decreased to $28.6 million during the three months ended June 30, 2017 from $34.4 million for the same period in 2016. The decrease was due primarily to a decrease in the average balance of our performing loans, which decreased to

$1.18 billion in 2017 from $1.62 billion in 2016. The weighted average yield on our performing loans increased to 9.7% for the three months ended June 30, 2017 from 8.4% for the same period in 2016.
Other income increased to $139.5 million during the three months ended June 30, 2017 from $10.1 million for the same period in 2016. Other income during the three months ended June 30, 2017 consisted primarily of interest income and real estate tax reimbursements resulting from the settlement of litigation involving a dispute over the purchase and sale of land (refer to Note 11) and also included income from our hotel properties and other ancillary income from our operating properties. Other income during the three months ended June 30, 2016 consisted of income from our hotel properties and other ancillary income from our operating properties.
Land development revenue and cost of sales—During the three months ended June 30, 2017, we sold residential lots and units and one land parcel totaling 1,250 acres and recognized land development revenue of $132.7 million which had associated cost of sales of $122.5 million. During the three months ended June 30, 2016, we sold residential lots and units and recognized land development revenue of $27.9 million which had associated cost of sales of $17.3 million. The increase in 2017 from 2016 was primarily due to the resolution of litigation involving a dispute over the purchase and sale of the approximately 1,250 acres of land in Prince George’s County, Maryland, which resulted in us recognizing $114.0 million of land development revenue and $106.3 million of land development cost of sales (refer to Note 11).
Costs and expenses—Interest expense decreased to $48.8 million during the three months ended June 30, 2017 from $56.0 million for the same period in 2016 due to a decrease in the balance of our average outstanding debt, which decreased to $3.70 billion for the three months ended June 30, 2017 from $4.08 billion for the same period in 2016. Our weighted average cost of debt for the three months ended June 30, 2017 and 2016 was 5.5% and 5.6%, respectively.
Real estate expenses decreased to $34.7 million during the three months ended June 30, 2017 from $35.3 million for the same period in 2016. The decrease was due primarily to a decrease in carry costs and other expenses on our land assets, which decreased to $8.0 million during the three months ended June 30, 2017 from $9.9 million for the same period in 2016. Expenses for net lease assets decreased to $4.1 million during the three months ended June 30, 2017 from $4.6 million for the same period in 2016. Expenses from same store net lease assets was $4.0 million and $3.7 million, respectively, for the three months ended June 30, 2017 and 2016. These decreases were offset by expenses for commercial operating properties, which increased to $20.9 million during the three months ended June 30, 2017 from $18.6 million for the same period in 2016. This increase was primarily due to an increase in expenses at certain of our hotel properties. Expenses from same store commercial operating properties, excluding hotels and marinas, was $7.6 million for the three months ended June 30, 2017 and 2016. Expenses associated with residential operating properties decreased to $1.7 million during the three months ended June 30, 2017 from $2.2 million for the same period in 2016 due to the sale of residential units since June 30, 2016.
Depreciation and amortization decreased to $13.2 million during the three months ended June 30, 2017 from $13.7 million for the same period in 2016, primarily due to the sale of net lease and commercial operating properties in since July 1, 2016.
General and administrative expenses increased to $27.2 million during the three months ended June 30, 2017 from $19.7 million for the same period in 2016, primarily due to a an increase in compensation expense related to performance incentive plans.
The net recovery of loan losses was $0.6 million during the three months ended June 30, 2017 as compared to a net provision for loan losses of $0.7 million for the same period in 2016. The recovery of loan losses for the three months ended June 30, 2017 included a $0.6 million reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio. Included in the net provision for the three months ended June 30, 2016 were provisions of $0.3 million in the specific reserve due to one non-performing loan and $0.4 million in the general reserve primarily due to new investment originations and additional fundings and a weakening of risk ratings on certain performing loans, which were offset by payoffs and loans being classified to non-performing status to evaluate for asset-specific reserves.
Impairment of assets was $10.3 million during the three months ended June 30, 2017 and resulted primarily from an impairment on a land and development asset due to a change in our exit strategy. During the three months ended June 30, 2016, we recorded an impairment of $3.0 million on a residential operating property resulting from a slowdown in the local condominium real estate market.
Other expense increased to $16.3 million during the three months ended June 30, 2017 from $3.2 million for the same period in 2016. The increase was primarily the result of paying organization and offering costs associated with the initial public offering of SAFE (refer to Note 7) during the three months ended June 30, 2017.

Loss on early extinguishment of debt, net—During the three months ended June 30, 2017, we incurred losses on early extinguishment of debt resulting from repayments of unsecured notes prior to maturity. During the three months ended June 30, 2016, we incurred losses on the early extinguishment of debt related to repayments of secured facilities and unsecured notes prior to maturity.
Earnings from equity method investments—Earnings from equity method investments decreased to $5.5 million during the three months ended June 30, 2017 from $39.4 million for the same period in 2016. During the three months ended June 30, 2017, we recognized $2.4 million from profit participations on a land development venture, $1.2 million related to sales activity on a land development venture, $1.0 million related to operations at our Net Lease Venture and $0.9 million was aggregate income from our remaining equity method investments. During the three months ended June 30, 2016, we recognized $31.9 million primarily from the sale of an equity method investment in a commercial operating property, $5.2 million related to sales activity on a land development venture, $0.9 million related to leasing operations at our Net Lease Venture and $1.4 million was aggregate income from our remaining equity method investments.
Income tax (expense) benefit—An income tax expense of $1.6 million was recorded during the three months ended June 30, 2017 as compared to an income tax benefit of $1.2 million for the same period in 2016. The income tax expense for the three months ended June 30, 2017 primarily related to federal alternative minimum taxes on REIT taxable income generated by the settlement of litigation on the sale of a land parcel. The income tax benefit for the three months ended June 30, 2016 primarily related to taxable losses generated by sales of certain taxable REIT subsidiary ("TRS") properties.

Discontinued Operations—During the three months ended June 30, 2017, institutional investors acquired a controlling interest in our GL business through the merger of one of our subsidiaries and related transactions. We received total consideration of $340.0 million, including $113.0 million in cash, including $55.5 million that we contributed to SAFE in its initial capitalization, and the proceeds from the $227.0 million 2017 Secured Financing (refer to Note 10). We had a total carrying value of approximately $161.1 million in our GL assets and recognized a gain from discontinued operations of $123.4 million, reflecting the aggregate gain less the fair value of our retained interest in SAFE. Income from discontinued operations represents the operating results from the 12 properties comprising our GL business.

Income from sales of real estate—During the three months ended June 30, 2017, we sold residential condominiums and recognized $0.8 million in income from sales of real estate. During the three months ended June 30, 2016, we sold properties and recognized $43.5 million in income from sales of real estate. During the three months ended June 30, 2016, we sold commercial operating properties resulting in income of $25.1 million, residential condominiums resulting in income of $14.0 million and net lease assets resulting in income of $4.4 million.

Results of Operations for the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Operating lease income	$94,349	$100,470	$(6,121)	(6)%
Interest income	57,703	67,620	(9,917)	(15)%
Other income	151,374	21,636	129,738	>100%
Land development revenue	152,760	42,835	109,925	>100%
Total revenue	456,186	232,561	223,625	96%
Interest expense	99,952	113,068	(13,116)	(12)%
Real estate expense	70,274	69,572	702	1%
Land development cost of sales	138,376	28,838	109,538	>100%
Depreciation and amortization	25,451	27,581	(2,130)	(8)%
General and administrative	52,392	42,768	9,624	23%
(Recovery of) provision for loan losses	(5,528)	2,206	(7,734)	>(100%)
Impairment of assets	14,696	3,012	11,684	>100%
Other expense	18,145	3,922	14,223	>100%
Total costs and expenses	413,758	290,967	122,791	42%
Loss on early extinguishment of debt, net	(3,525)	(1,582)	(1,943)	>100%
Earnings from equity method investments	11,217	47,714	(36,497)	(76)%
Income tax (expense) benefit	(2,251)	1,604	(3,855)	>(100%)
Income from discontinued operations	4,939	7,214	(2,275)	(32)%
Gain from discontinued operations	123,418	—	123,418	100%
Income tax expense from discontinued operations	(4,545)	—	(4,545)	100%
Income from sales of real estate	8,954	53,943	(44,989)	(83)%
Net income	$180,635	$50,487	$130,148	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $94.3 million during the six months ended June 30, 2017 from $100.5 million for the same period in 2016.

Operating lease income from net lease assets decreased to $62.1 million during the six months ended June 30, 2017 from $63.4 million for the same period in 2016. The decrease was primarily due to the sale of net lease assets since July 1, 2016. Operating lease income from same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2016 and were in service through June 30, 2017, increased slightly to $60.2 million during the six months ended June 30, 2017 from $59.9 million for the same period in 2016. This increase was primarily due to an increase in rent per occupied square foot to $10.29 for the six months ended June 30, 2017 from $10.13 for the same period in 2016, partially offset by a decrease in the occupancy rate, which was 98.0% as of June 30, 2017 and 98.8% as of June 30, 2016.

Operating lease income from operating properties decreased to $31.9 million during the six months ended June 30, 2017 from $36.9 million for the same period in 2016. The decrease was primarily due to commercial operating property sales since July 1, 2016, partially offset by the execution of new leases. Operating lease income from same store commercial operating properties, defined as commercial operating properties, excluding hotels and marinas, which we owned on or prior to January 1, 2016 and were in service through June 30, 2017, increased to $23.4 million during the six months ended June 30, 2017 as compared to $22.6 million for the same period in 2016. Rent per occupied square foot for same store commercial operating properties was $25.25 for the six months ended June 30, 2017 and $25.35 for the same period in 2016. Occupancy rates for same store commercial operating properties were 73.5% as of June 30, 2017 and 70.7% as of June 30, 2016. Ancillary operating lease income from land and development assets was $0.3 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively.

Interest income decreased to $57.7 million during the six months ended June 30, 2017 from $67.6 million for the same period in 2016. The decrease was due primarily to a decrease in the average balance of our performing loans, which decreased to $1.23 billion in 2017 from $1.59 billion in 2016. The weighted average yield on our performing loans increased to 9.5% for the six months ended June 30, 2017 from 8.4% for the same period in 2016.
Other income increased to $151.4 million during the six months ended June 30, 2017 from $21.6 million for the same period in 2016. Other income during the six months ended June 30, 2017 primarily consisted of interest income and real estate tax reimbursements resulting from the settlement of litigation involving a dispute over the purchase and sale of land (refer to Note11), income from our hotel properties and other ancillary income from our operating properties. Other income during the six months ended June 30, 2016 consisted of income from our hotel properties, loan prepayment fees and property tax refunds.
Land development revenue and cost of sales—During the six months ended June 30, 2017, we sold residential lots and units and one land parcel totaling 1,250 acres and recognized land development revenue of $152.8 million which had associated cost of sales of $138.4 million. During the six months ended June 30, 2016, we sold residential lots and units and recognized land development revenue of $42.8 million which had associated cost of sales of $28.8 million. The increase in 2017 from 2016 was primarily due to the resolution of litigation involving a dispute over the purchase and sale of the approximately 1,250 acres of land in Prince George’s County, Maryland, which resulted in us recognizing $114.0 million of land development revenue and $106.3 million of land development cost of sales (refer to Note 11).
Costs and expenses—Interest expense decreased to $100.0 million during the six months ended June 30, 2017 from $113.1 million for the same period in 2016 due to a decrease in the balance of our average outstanding debt, which decreased to $3.64 billion for the six months ended June 30, 2017 from $4.16 billion for the same period in 2016. Our weighted average cost of debt for the six months ended June 30, 2017 and 2016 was 5.7% and 5.5%, respectively.
Real estate expenses increased to $70.3 million during the six months ended June 30, 2017 from $69.6 million for the same period in 2016. The increase was due to expenses for commercial operating properties, which increased to $40.7 million during the six months ended June 30, 2017 from $37.1 million for the same period in 2016. This increase was primarily due to an increase in expenses at certain of our hotel properties, partially offset by property sales since July 1, 2016. This increase was partially offset by a decrease in carry costs and other expenses on our land assets, which decreased to $17.5 million during the six months ended June 30, 2017 from $18.6 million for the same period in 2016. Expenses from same store commercial operating properties, excluding hotels and marinas, decreased to $14.9 million from $15.0 million for the same period in 2016. Expenses associated with residential operating properties decreased to $3.5 million during the six months ended June 30, 2017 from $4.8 million for the same period in 2016 due to the sale of residential units since June 30, 2016. Expenses for net lease assets decreased to $8.6 million during the six months ended June 30, 2017 from $9.1 million for the same period in 2016. Expenses from same store net lease assets was $8.3 million and $7.4 million, respectively, for the six months ended June 30, 2017 and 2016.
Depreciation and amortization decreased to $25.5 million during the six months ended June 30, 2017 from $27.6 million for the same period in 2016, primarily due to the sale of net lease and commercial operating properties in since July 1, 2016.
General and administrative expenses increased to $52.4 million during the six months ended June 30, 2017 from $42.8 million for the same period in 2016, primarily due to a an increase in compensation expense related to performance incentive plans.
The net recovery of loan losses was $5.5 million during the six months ended June 30, 2017 as compared to a net provision for loan losses of $2.2 million for the same period in 2016. The recovery of loan losses included a $5.5 million reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio. Included in the net provision for the six months ended June 30, 2016 were provisions of $1.2 million in the specific reserve due to one non-performing loan and $1.0 million in the general reserve primarily due to new investment originations and additional fundings and a weakening of risk ratings on certain performing loans, which were offset by payoffs and loans being classified to non-performing status to evaluate for asset-specific reserves.
Impairment of assets was $14.7 million during the six months ended June 30, 2017 and resulted primarily from an impairment on a land and development asset due to a change in our exit strategy and an impairment on a real estate asset held for sale due to shifting demand in the local condominium market along with a change in our exit strategy. During the six months ended June 30, 2016, we recorded an impairment of $3.0 million on a residential property resulting from a slowdown in the local condominium real estate market.
Other expense increased to $18.1 million during the six months ended June 30, 2017 from $3.9 million for the same period in 2016. The increase was primarily the result of paying organization and offering costs associated with the initial public offering of SAFE (refer to Note 7) recorded during the six months ended June 30, 2017.

Loss on early extinguishment of debt, net—During the six months ended June 30, 2017, we incurred losses on early extinguishment of debt resulting from repayments of unsecured notes prior to maturity and the repricing of our 2016 Senior Secured Credit Facility. During the six months ended June 30, 2016, we incurred losses on the early extinguishment of debt related to repayments of secured facilities and unsecured notes prior to maturity.
Earnings from equity method investments—Earnings from equity method investments decreased to $11.2 million during the six months ended June 30, 2017 from $47.7 million for the same period in 2016. During the six months ended June 30, 2017, we recognized $2.9 million primarily from profit participations on a land development venture, $4.3 million related to sales activity on a land development venture, $2.0 million related to operations at our Net Lease Venture and $2.0 million was aggregate income from our remaining equity method investments. During the six months ended June 30, 2016, we recognized $32.3 million primarily from the sale of an equity method investment in a commercial operating property, $13.4 million related to sales activity on a land development venture, $1.9 million related to leasing operations at our Net Lease Venture and $0.1 million was aggregate income from our remaining equity method investments.
Income tax (expense) benefit—An income tax expense of $2.3 million was recorded during the six months ended June 30, 2017 as compared to an income tax benefit of $1.6 million for the same period in 2016. The income tax expense for the six months ended June 30, 2017 primarily related to federal alternative minimum taxes on REIT taxable income generated by the settlement of litigation on the sale of a land parcel. The income tax benefit for the six months ended June 30, 2016 primarily related to taxable losses generated by sales of certain TRS properties.

Discontinued Operations—During the six months ended June 30, 2017, institutional investors acquired a controlling interest in our GL business through the merger of one of our subsidiaries and related transactions. We received total consideration of $340.0 million, including $113.0 million in cash, including $55.5 million that we contributed to SAFE in its initial capitalization, and the proceeds from the $227.0 million 2017 Secured Financing (refer to Note 10). We had a carrying value of approximately $161.1 million in our GL assets and recognized a gain from discontinued operations of $123.4 million, reflecting the aggregate gain less the fair value of our retained interest in SAFE. Income from discontinued operations represents the operating results from the 12 properties comprising our GL business.

Income from sales of real estate—During the six months ended June 30, 2017, we sold net lease and operating properties and recognized $9.0 million in income from sales of real estate. During the six months ended June 30, 2016, we sold commercial operating properties resulting in income of $25.9 million, residential condominiums resulting in income of $18.8 million and net lease assets resulting in income of $9.2 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Adjusted Income
Net income allocable to common shareholders	$177,467	$38,112	$150,365	$16,933
Add: Depreciation and amortization(1)	15,620	17,335	30,672	34,508
Add: (Recovery of) provision for loan losses	(600)	700	(5,528)	2,206
Add: Impairment of assets(2)	10,284	3,012	14,696	3,927
Add: Stock-based compensation expense	3,915	1,633	9,796	6,211
Add: Loss on early extinguishment of debt, net	565	1,457	775	1,582
Less: Losses on charge-offs and dispositions(3)	(8,811)	(1,148)	(14,127)	(4,563)
Less: Participating Security allocation	—	(12)	—	(28)
Adjusted income allocable to common shareholders	$198,440	$61,089	$186,649	$60,776
______________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)
For the six months ended June 30, 2016, impairment of assets includes impairments on cost and equity method investments recorded in "Other income" and "Earnings from equity method investments," respectively, in our consolidated statements of operations.

(3)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not Adjusted Income.

Liquidity and Capital Resources

As of June 30, 2017, we had unrestricted cash of $954.3 million. During the three months ended June 30, 2017, we invested $200.6 million associated with new investments, prior financing commitments as well as ongoing development during the quarter. Total investments included $82.1 million in lending and other investments, $29.2 million to develop our land and development assets and $89.3 million of capital to reposition or redevelop our operating properties and invest in net lease assets. Also during the three months ended June 30, 2017, we generated $440.6 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $219.1 million from real estate finance, $9.3 million from operating properties, $66.7 million from net lease assets, $139.2 million from land and development assets and $6.3 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on real estate and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Six Months Ended June 30,
	2017	2016
Operating Properties	$14,957	$33,367
Net Lease	1,389	2,307
Total capital expenditures on real estate assets	$16,346	$35,674

Land and Development	$53,894	$58,961
Total capital expenditures on land and development assets	$53,894	$58,961
Our primary cash uses over the next 12 months are expected to be repayments of debt, funding of investments, capital expenditures and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $175.0 million to $225.0 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development and operating properties business segments and include multifamily and residential development activities which are expected to include approximately $50.0 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of June 30, 2017, we also had approximately $388.6 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). Our capital sources to meet cash uses through the next 12 months and beyond will primarily be expected to include capital raised through debt and/or equity capital raising transactions, cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.
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
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of June 30, 2017 (refer to Note 10 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,570,000	$550,000	$1,370,000	$650,000	$—	$—
Secured credit facilities	498,750	5,000	10,000	483,750	—	—
Mortgages	225,624	17,916	39,703	118,190	49,815	—
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,394,374	572,916	1,419,703	1,251,940	49,815	100,000
Interest Payable(1)	522,435	172,191	221,258	89,214	15,634	24,138
Loan Participations Payable(2)	107,842	102,461	5,381	—	—	—
Operating Lease Obligations	20,414	5,766	7,973	3,761	2,914	—
Total	$4,045,065	$853,334	$1,654,315	$1,344,915	$68,363	$124,138
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR of 1.22% and 3-month LIBOR of 1.30% that were in effect as of June 30, 2017.

(2)	Refer to Note 9 to the consolidated financial statements.

2017 Secured Financing—In March 2017, we (through wholly-owned subsidiaries conducting our GL business) entered into a $227.0 million secured financing transaction (the "2017 Secured Financing") that accrued interest at 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the 12 properties comprising our GL business, including seven GLs and one master lease (covering the accounts of five properties). In connection with the 2017 Secured Financing, we incurred $7.3 million of lender and third-party fees, substantially all of which was capitalized in "Debt obligations, net" on our consolidated balance sheets. In April 2017, we derecognized the 2017 Secured Financing when third parties acquired a controlling interest in the Company's GL business (refer to Note 4).
2016 Secured Term Loan—In December 2016, we arranged a $170.0 million delayed draw secured term loan (the "2016 Secured Term Loan"). We allowed the 2016 Secured Term Loan to expire and replaced the 2016 Secured Term Loan with the 2017 Secured Financing. The 2016 Secured Term Loan was collateralized by the 12 properties that served as collateral for the 2017 Secured Financing.
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
2015 Secured Revolving Credit Facility—In March 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.375% to 0.50%, based on average utilization each quarter. Commitments under the revolving facility mature in March 2018. At maturity, we may convert outstanding borrowings to a one-year term loan which matures in quarterly installments through March 2019. As of June 30, 2017, based on our borrowing base of assets, we had $234.6 million of borrowing capacity available under the 2015 Secured Revolving Credit Facility.
Unsecured Notes—In March 2017, we issued $375.0 million principal amount of 6.00% senior unsecured notes due April 2022. Proceeds from the offering were primarily used to repay in full the $99.7 million principal amount of 5.85% senior unsecured notes due March 2017 and repay in full the $275.0 million principal amount of 9.00% senior unsecured notes due June 2017. In March 2016, we repaid our $261.4 million principal amount of 5.875% senior unsecured notes at maturity using available cash. In addition, we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay $5.0 million of the 2015 Secured Revolving Credit Facility, pay related financing costs, and repay in full the $265.0 million principal amount of senior unsecured notes due July 2016.

Encumbered/Unencumbered Assets—The carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2017		December 31, 2016
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$871,613	$471,369	$881,212	$506,062
Real estate available and held for sale	—	68,045	—	237,531
Land and development, net	25,100	830,397	35,165	910,400
Loans receivable and other lending investments, net(1)(2)	137,722	943,592	172,581	1,142,050
Other investments	—	276,821	—	214,406
Cash and other assets	—	1,200,845	—	590,299
Total	$1,034,435	$3,791,069	$1,088,958	$3,600,748
_______________________________________________________________________________

(1)	As of June 30, 2017 and December 31, 2016, the amounts presented exclude general reserves for loan losses of $17.8 million and $23.3 million, respectively.

(2)	As of June 30, 2017 and December 31, 2016, the amounts presented exclude loan participations of $107.1 million and $159.1 million, respectively.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2017, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$313,615	$7,886	$21,420	$342,921
Strategic Investments	—	—	45,634	45,634
Total(2)	$313,615	$7,886	$67,054	$388,555
_______________________________________________________________________________

(1)	Excludes $130.3 million of commitments on loan participations sold that are not our obligation.

(2)	We did not have any Discretionary Fundings as of June 30, 2017.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, our Board of Directors authorized a new $50.0 million stock repurchase program. After having substantially utilized the availability authorized in February 2016, our Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. We did not repurchase any shares of common stock during the six months ended June 30, 2017. During the six months ended June 30, 2016, we repurchased 9.5 million shares of our common stock for $91.8 million, at an average cost of $9.71 per share. As of June 30, 2017, we had remaining authorization to repurchase up to $50.0 million of common stock under our stock repurchase program.
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
As of June 30, 2017, the remainder of our significant accounting policies, which are detailed in our 2016 Annual Report, have not changed materially.
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
While a REIT may utilize derivative instruments to hedge interest rate risk on its liabilities incurred to acquire or carry real estate assets without generating non-qualifying income, use of derivatives for other purposes will generate non-qualified income for REIT income test purposes. This includes hedging asset related risks such as credit and interest rate exposure on our loan assets. As a result our ability to hedge these types of risks is limited. There can be no assurance that our profitability will not be materially adversely affected during any period as a result of changing interest rates.
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 1.22% as of June 30, 2017. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$(1,003)
Base Interest Rate	—
+10 Basis Points	1,003
+50 Basis Points	5,015
+100 Basis Points	10,030
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of June 30, 2017, $459.9 million of our floating rate loans have a cumulative weighted average interest rate floor of 0.3% and $606.6 million of our floating rate debt has a cumulative weighted average interest rate floor of 0.9%.

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
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (United States District Court for the District of Maryland, Civil Action No. DKC 08-1863)
This litigation involved a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland. Following a trial, in January 2015, the United States District Court for the District of Maryland (the District Court) entered judgment in favor of the Company, finding that the Company was entitled to specific performance of the purchase and sale agreement and awarding the Company the aggregate amount of: (i) the remaining unpaid purchase price; plus (ii) simple interest on the unpaid amount at a rate of 12% annually from 2008; plus (iii) real estate taxes paid by the Company; plus (iv) actual and reasonable attorneys' fees and costs incurred by the Company in connection with the litigation. Lennar appealed the District Court's judgment. On April 12, 2017, the United States Court of Appeals for the Fourth Circuit affirmed the judgment of the District Court in its entirety. Lennar’s petition for rehearing en banc was summarily denied.
On April 21, 2017, we and Lennar completed the transfer of the land, pursuant to which we conveyed the land to Lennar and received net proceeds of $234.1 million after payment of $3.3 million in documentary transfer taxes, consisting of $114.0 million of sales proceeds, $121.8 million of interest and $1.6 million of real estate tax reimbursements. The amount of attorneys’ fees and costs to be recovered by us will be determined through further proceedings before the District Court. We have applied for attorney’s fees in excess of $17.0 million. A portion of the net proceeds received by us has been paid to the third party which holds a 4.3% participation interest in all proceeds received by us.

Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in the Company's 2016 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
April 1 to April 30	—	$—	—	$50,000,000
May 1 to May 31	—	$—	—	$50,000,000
June 1 to June 30	—	$—	—	$50,000,000
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

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1**	Management Agreement, dated as of June 27, 2017, among SFTY Manager LLC, Safety, Income and Growth, Inc. and Safety Income and Growth Operating Partnership LP.
10.2**	Exclusivity and Expense Reimbursement Agreement, dated as of June 27, 2017, among iStar Inc. and Safety, Income and Growth, Inc.
10.3**	Registration Rights Agreement, dated as of June 27, 2017, between iStar Inc. and Safety, Income and Growth, Inc.
10.4**	Option Purchase Agreement, dated as of June 27, 2017, between iStar Inc. and Safety Income and Growth Operating Partnership LP.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the six months ended June 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

**	Incorporated by reference t the Current Report on Form 8-K filed by Safety, Income and Growth, Inc. on July 3, 2017 with the Securities and Exchange Commission. (File No. 001-38122)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iStar Inc. Registrant
Date:	August 4, 2017	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	August 4, 2017	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)