Form 10-Q
period 2017-09-30
ISTAR INC.
filed 2017-11-02
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of November 1, 2017, there were 68,200,015 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Real estate
Real estate, at cost	$1,687,318	$1,740,893
Less: accumulated depreciation	(363,456)	(353,619)
Real estate, net	1,323,862	1,387,274
Real estate available and held for sale	65,658	237,531
Total real estate	1,389,520	1,624,805
Land and development, net	861,507	945,565
Loans receivable and other lending investments, net	1,109,442	1,450,439
Other investments	289,037	214,406
Cash and cash equivalents	1,912,448	328,744
Accrued interest and operating lease income receivable, net	10,849	11,254
Deferred operating lease income receivable, net	87,696	88,189
Deferred expenses and other assets, net	134,720	162,112
Total assets	$5,795,219	$4,825,514
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$466,374	$211,570
Loan participations payable, net	122,489	159,321
Debt obligations, net	4,278,954	3,389,908
Total liabilities	4,867,817	3,760,799
Commitments and contingencies (refer to Note 11)	—	—
Redeemable noncontrolling interests	3,513	5,031
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (refer to Note 13)	12	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 68,200 and 72,042 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	68	72
Additional paid-in capital	3,357,489	3,602,172
Retained earnings (deficit)	(2,465,654)	(2,581,488)
Accumulated other comprehensive income (loss) (refer to Note 13)	(3,830)	(4,218)
Total iStar Inc. shareholders' equity	888,089	1,016,564
Noncontrolling interests	35,800	43,120
Total equity	923,889	1,059,684
Total liabilities and equity	$5,795,219	$4,825,514
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Operating lease income	$47,806	$46,800	$142,155	$147,270
Interest income	25,442	32,258	83,145	99,877
Other income	20,662	13,442	172,037	35,079
Land development revenue	25,962	31,554	178,722	74,389
Total revenues	119,872	124,054	576,059	356,615
Costs and expenses:
Interest expense	48,732	55,105	148,684	168,173
Real estate expense	36,280	35,243	106,554	104,815
Land development cost of sales	27,512	22,004	165,888	50,842
Depreciation and amortization	11,846	12,201	37,297	39,781
General and administrative	20,955	19,666	73,347	62,433
(Recovery of) provision for loan losses	(2,600)	(14,955)	(8,128)	(12,749)
Impairment of assets	595	8,741	15,292	11,753
Other expense	2,704	819	20,849	4,741
Total costs and expenses	146,024	138,824	559,783	429,789
Income (loss) before earnings from equity method investments and other items	(26,152)	(14,770)	16,276	(73,174)
Loss on early extinguishment of debt, net	(616)	(36)	(4,142)	(1,618)
Earnings from equity method investments	2,461	26,540	13,677	74,254
Income (loss) from continuing operations before income taxes	(24,307)	11,734	25,811	(538)
Income tax (expense) benefit	1,278	8,256	(972)	9,859
Income (loss) from continuing operations	(23,029)	19,990	24,839	9,321
Income from discontinued operations	—	3,721	4,939	10,934
Gain from discontinued operations	—	—	123,418	—
Income tax expense from discontinued operations	—	—	(4,545)	—
Income from sales of real estate(1)	19,313	34,444	28,267	88,387
Net income (loss)	(3,716)	58,155	176,918	108,642
Net (income) loss attributable to noncontrolling interests	160	967	(4,450)	(6,915)
Net income (loss) attributable to iStar Inc.	(3,556)	59,122	172,468	101,727
Preferred dividends	(30,974)	(12,830)	(56,634)	(38,490)
Net (income) loss allocable to Participating Security holders(2)	—	—	—	(27)
Net income (loss) allocable to common shareholders	$(34,530)	$46,292	$115,834	$63,210
Per common share data:
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$(0.48)	$0.60	$(0.11)	$0.70
Diluted	$(0.48)	$0.41	$(0.11)	$0.57
Net income (loss) attributable to iStar Inc.:
Basic	$(0.48)	$0.65	$1.61	$0.85
Diluted	$(0.48)	$0.44	$1.61	$0.66
Weighted average number of common shares:
Basic	71,713	71,210	71,972	74,074
Diluted	71,713	115,666	71,972	118,590
_______________________________________________________________________________

(1)	Income from sales of real estate represents gains from sales of real estate that do not qualify as discontinued operations.

(2)
Participating Security holders are non-employee directors who hold common stock equivalents ("CSEs") and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (refer to Note 14 and Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(3,716)	$58,155	$176,918	$108,642
Other comprehensive income (loss):
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(1)	56	112	(135)	487
Unrealized gains/(losses) on available-for-sale securities	(116)	(202)	450	263
Unrealized gains/(losses) on cash flow hedges	(56)	249	338	(1,070)
Unrealized gains/(losses) on cumulative translation adjustment	(36)	(249)	(265)	(259)
Other comprehensive income (loss)	(152)	(90)	388	(579)
Comprehensive income (loss)	(3,868)	58,065	177,306	108,063
Comprehensive (income) loss attributable to noncontrolling interests	160	967	(4,450)	(6,915)
Comprehensive income (loss) attributable to iStar Inc.	$(3,708)	$59,032	$172,856	$101,148
_______________________________________________________________________________

(1)
Reclassified to "Interest expense" in the Company's consolidated statements of operations are $16 and $76 for the three and nine months ended September 30, 2017, respectively, and $20 and $202 for the three and nine months ended September 30, 2016, respectively. Reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations are $40 and $204 for the three and nine months ended September 30, 2017, respectively, and $92 and $285 for the three and nine months ended September 30, 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2017 and 2016
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$22	$4	$72	$3,602,172	$(2,581,488)	$(4,218)	$43,120	$1,059,684
Dividends declared—preferred	—	—	—	—	(38,490)	—	—	(38,490)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2,248	—	—	—	2,248
Net income for the period(2)	—	—	—	—	172,468	—	5,785	178,253
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	388	—	388
Repurchase of stock	—	—	(4)	(45,924)	—	—	—	(45,928)
Issuance of senior unsecured convertible notes (refer to Note 10)	—	—	—	22,487	—	—	—	22,487
Dividends declared and payable — Series E and Series F Preferred Stock	—	—	—	—	(1,830)	—	—	(1,830)
Redemption of Series E and F Preferred Stock	(10)	—	—	(223,676)	(16,314)	—	—	(240,000)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	182	—	—	—	182
Contributions from noncontrolling interests	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,117)	(13,117)
Balance as of September 30, 2017	$12	$4	$68	$3,357,489	$(2,465,654)	$(3,830)	$35,800	$923,889

Balance as of December 31, 2015	$22	$4	$81	$3,689,330	$(2,625,474)	$(4,851)	$42,218	$1,101,330
Dividends declared—preferred	—	—	—	—	(38,490)	—	—	(38,490)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1,675	—	—	—	1,675
Net income for the period(2)	—	—	—	—	101,727	—	10,908	112,635
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(579)	—	(579)
Repurchase of stock	—	—	(10)	(98,419)	—	—	—	(98,429)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	124	—	—	—	124
Contributions from noncontrolling interests	—	—	—	—	—	—	513	513
Change in noncontrolling interest(3)	—	—	—	—	—	—	(7,292)	(7,292)
Balance as of September 30, 2016	$22	$4	$71	$3,592,710	$(2,562,237)	$(5,430)	$46,347	$1,071,487
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	For the nine months ended September 30, 2017 and 2016, net income (loss) shown above excludes $(1,335) and $(3,993) of net loss attributable to redeemable noncontrolling interests.

(3)	Includes a payment to acquire a noncontrolling interest (refer to Note 5).
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$176,918	$108,642
Adjustments to reconcile net income to cash flows from operating activities:
(Recovery of) provision for loan losses	(8,128)	(12,749)
Impairment of assets	15,292	11,753
Depreciation and amortization	38,198	42,184
Non-cash expense for stock-based compensation	12,730	7,644
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	9,793	12,954
Amortization of discounts/premiums on loans, net	(10,098)	(10,835)
Deferred interest on loans, net	1,162	(5,632)
Gain from discontinued operations	(123,418)	—
Earnings from equity method investments	(13,677)	(74,254)
Distributions from operations of other investments	39,076	44,893
Deferred operating lease income	(4,870)	(7,340)
Income from sales of real estate	(28,775)	(88,387)
Land development revenue in excess of cost of sales	(12,834)	(23,547)
Loss on early extinguishment of debt, net	1,392	1,618
Debt discount on repayments of debt obligations	(6,634)	(5,369)
Other operating activities, net	12,210	4,115
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	2,533	5,715
Changes in deferred expenses and other assets, net	(8,271)	(14,194)
Changes in accounts payable, accrued expenses and other liabilities	(5,792)	(11,773)
Cash flows provided by (used in) operating activities	86,807	(14,562)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(177,952)	(226,012)
Capital expenditures on real estate assets	(24,891)	(55,385)
Capital expenditures on land and development assets	(84,966)	(87,891)
Acquisitions of real estate assets	—	(4,740)
Repayments of and principal collections on loans receivable and other lending investments, net	491,680	243,780
Net proceeds from sales of real estate	201,939	412,335
Net proceeds from sales of land and development assets	174,979	64,159
Net proceeds from sales of other investments	—	39,810
Distributions from other investments	40,772	25,795
Contributions to and acquisition of interest in other investments	(181,279)	(45,635)
Changes in restricted cash held in connection with investing activities	5,491	(603)
Other investing activities, net	646	(14,265)
Cash flows provided by investing activities	446,419	351,348
Cash flows from financing activities:
Borrowings from debt obligations and convertible notes	1,903,643	696,401
Repayments and repurchases of debt obligations	(726,795)	(1,065,253)
Proceeds from loan participations payable	—	22,844
Preferred dividends paid	(38,490)	(38,490)
Repurchase of stock	(45,928)	(99,335)
Payments for deferred financing costs	(27,972)	(8,930)
Payments for withholding taxes upon vesting of stock-based compensation	(511)	(1,203)
Distributions to noncontrolling interests	(12,889)	(7,248)
Other financing activities, net	(599)	821
Cash flows provided by (used in) financing activities	1,050,459	(500,393)
Effect of exchange rate changes on cash	19	16
Changes in cash and cash equivalents	1,583,704	(163,591)
Cash and cash equivalents at beginning of period	328,744	711,101
Cash and cash equivalents at end of period	$1,912,448	$547,510
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$(37,405)	$31,030
Accrual for redemption of preferred stock and preferred stock dividends	241,830	—
Accounts payable for capital expenditures on land and development assets	5,700	3,187
Accounts payable for capital expenditures on real estate assets	2,574	—
Acquisitions of real estate and land and development assets through deed-in-lieu	—	9,083
Developer fee payable	—	9,478
Accrued financing costs	3,031	—
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
Consolidated VIEs—As of September 30, 2017, the Company consolidates VIEs for which it is considered the primary beneficiary. As of September 30, 2017, the total assets of these consolidated VIEs were $331.4 million and total liabilities were $74.2 million. The classifications of these assets are primarily within "Land and development, net" and "Real estate, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" and "debt obligations, net" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2017.

Unconsolidated VIEs—As of September 30, 2017, the Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of September 30, 2017, the Company's maximum exposure to loss from these investments does not exceed the sum of the $65.8 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $80.7 million of related unfunded commitments.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 3—Summary of Significant Accounting Policies

On January 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which was issued to simplify several aspects of the accounting for share-based payment transactions, including income tax, classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.
As of September 30, 2017, the remainder of the Company's significant accounting policies, which are detailed in the Company's 2016 Annual Report, have not changed materially.
New Accounting Pronouncements—In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"), to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in ASU 2017-05 simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments in ASU 2017-05 require an entity to initially measure a retained noncontrolling interest in a nonfinancial asset at fair value consistent with how a retained noncontrolling interest in a business is measured. Also, if an entity transfers ownership interests in a consolidated subsidiary that is within the scope of ASC 610-20 and continues to have a controlling financial interest in that subsidiary, ASU 2017-05 requires the entity to account for the transaction as an equity transaction, which is consistent with how changes in ownership interests in a consolidated subsidiary that is a business are recorded when a parent retains a controlling financial interest in the business. ASU 2017-05 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company's consolidated financial statements and expects to adopt the retrospective approach, which would require the Company to recast revenue and expenses for all prior periods presented in the year of adoption of the new standard. The Company expects that transactions in assets and businesses in which the Company retains an ownership interest, such as the sale of a controlling interest in its GL business (refer to Note 4), will be impacted by this guidance. As a result, under the retrospective approach, in 2018, the Company expects to record an incremental gain of $55.5 million in its consolidated statements of operations for the nine months ended September 30, 2017, bringing the Company's full gain on the sale of its GL business to approximately $178.9 million.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"), to provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The Company's real estate acquisitions have historically been accounted for as a business combination or an asset acquisition. Under ASU 2017-01, certain transactions previously accounted for as business combinations under the existing guidance would be accounted for as asset acquisitions under the new guidance. As a result, the Company expects more transaction costs to be capitalized under real estate acquisitions and less transaction costs to be expensed under business combinations. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"), which requires that restricted cash be included with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents on the statement of cash flows. In addition, ASU 2016-18 requires disclosure of what is included in restricted cash. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which was issued to reduce diversity in practice in how certain cash receipts and cash payments,

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company currently records a general reserve that covers performing loans and reserves for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. The Company estimates loss rates based on historical realized losses experienced within its portfolio and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience. The Company believes this general reserve component of its total loan loss reserves should minimize the impact of ASU 2016-13. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. Although most of the Company's revenue is operating lease income generated from lease contracts and interest income generated from financial instruments, certain other of the Company's revenue streams will be impacted by the new guidance. The Company currently expects that income from the sale of residential condominiums, land development revenue and other income will be impacted by ASU 2014-09. The Company does not expect income from the sales of net lease or commercial operating properties to be impacted by ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company’s consolidated financial statements and expects to adopt the full retrospective approach, which would require the Company to recast revenue and expenses for all prior periods presented in the year of adoption of the new standard.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of September 30, 2017
Land, at cost	$223,764	$209,068	$432,832
Buildings and improvements, at cost	926,912	327,574	1,254,486
Less: accumulated depreciation	(306,183)	(57,273)	(363,456)
Real estate, net	844,493	479,369	1,323,862
Real estate available and held for sale (2)	—	65,658	65,658
Total real estate	$844,493	$545,027	$1,389,520
As of December 31, 2016
Land, at cost	$231,506	$211,054	$442,560
Buildings and improvements, at cost	987,050	311,283	1,298,333
Less: accumulated depreciation	(307,444)	(46,175)	(353,619)
Real estate, net	911,112	476,162	1,387,274
Real estate available and held for sale (2)	155,051	82,480	237,531
Total real estate	$1,066,163	$558,642	$1,624,805
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

(2)
As of December 31, 2016, net lease includes the Company's ground lease ("GL") assets that were reclassified to "Real estate available and held for sale" (refer to "Dispositions" below). As of December 31, 2016, the carrying value of the Company's GL assets were previously classified as $104.5 million in "Real estate, net," $37.5 million in "Deferred expenses and other assets, net," $8.2 million in "Deferred operating lease income receivable, net" and $3.5 million in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheet. As of September 30, 2017 and December 31, 2016, the Company had $65.7 million and $82.5 million, respectively, of residential properties available for sale in its operating properties portfolio.

In the third quarter 2017, in conjunction with the modification of two master leases, the Company exchanged real property with the tenant. The fair value of the property exchanged exceeded the Company's cost basis by approximately $1.5 million which will be deferred and amortized to "Operating lease income" in the Company's consolidated statements of operations over the remaining master lease terms.
Real Estate Available and Held for Sale—During the nine months ended September 30, 2017, the Company transferred one net lease asset with a carrying value of $0.9 million to held for sale due to an executed contract with a third party. During the nine months ended September 30, 2016, the Company transferred one net lease asset with a carrying value of $0.7 million and one commercial operating property with a carrying value of $16.1 million to held for sale due to executed contracts with third parties. During the nine months ended September 30, 2016, the Company also acquired a residential operating property for $0.8 million that had no operations and was sold as of September 30, 2017.

During the nine months ended September 30, 2016, the Company acquired land for $3.9 million and simultaneously entered into a 99 year ground lease with the seller. This asset was one of the 12 properties comprising the Company's GL business that was disposed of in April 2017 (see "Disposition of Ground Lease Business" below).
Disposition of Ground Lease Business—In April 2017, institutional investors acquired a controlling interest in the Company's GL business through the merger of a Company subsidiary and related transactions (the "Acquisition Transactions"). The Company's GL business was a component of the Company's net lease segment and consisted of 12 properties subject to long-term net leases including seven GLs and one master lease (covering five properties). The acquiring entity was a newly formed unconsolidated entity named Safety, Income & Growth Inc. ("SAFE"). The carrying value of the Company's GL assets was approximately $161.1 million. Shortly before the Acquisition Transactions, the Company completed the $227.0 million 2017 Secured Financing on its GL assets (refer to Note 10). The Company received all of the proceeds of the 2017 Secured Financing.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
Discontinued Operations—The transactions described above involving the Company's GL business qualified for discontinued operations and the following table summarizes income from discontinued operations for the three and nine months ended September 30, 2017 and 2016 ($ in thousands)(1)(2):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$4,614	$6,430	$13,600
Expenses	—	(893)	(1,491)	(2,666)
Income from discontinued operations	$—	$3,721	$4,939	$10,934
_______________________________________________________________________________

(1)
The transactions closed on April 14, 2017 and revenues, expenses and income from discontinued operations excludes the period from April 14, 2017 to September 30, 2017. Revenues primarily consisted of operating lease income and expenses primarily consisted of depreciation and amortization and real estate expense.

(2)
For the nine months ended September 30, 2017, cash flows provided by operating activities and cash flows used in investing activities from discontinued operations was $5.7 million and $0.5 million, respectively. For the nine months ended September 30, 2016, cash flows provided by operating activities and cash flows used in investing activities from discontinued operations was $12.9 million and $5.6 million, respectively.

Other Dispositions—During the nine months ended September 30, 2017 and 2016, the Company sold residential condominiums for total net proceeds of $21.8 million and $74.9 million, respectively, and recorded income from sales of real estate totaling $3.3 million and $23.3 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company received net proceeds related to net lease asset sales of $61.7 million and $108.5 million, respectively, resulting in gains of $25.0 million and $15.9 million, respectively. During the nine months ended September 30, 2016, the Company also sold commercial operating properties for net proceeds of $229.1 million resulting in gains of $49.2 million. The gains are recorded in "Income from sales of real estate" in the Company's consolidated statements of operations.
Impairments—During the nine months ended September 30, 2017, the Company recorded an impairment of $4.4 million on a real estate asset held for sale due to shifting demand in the local condominium market along with a change in the Company's exit strategy and an impairment of $0.6 million in connection with the sale of an outparcel located at a commercial operating property. During the nine months ended September 30, 2016, the Company recorded impairments of $7.9 million comprised of $3.0 million on a residential operating property resulting from a slowdown in the local condominium real estate market and $4.9 million on the sale of net lease assets.
Other Developments—The Company identified properties that sustained damages associated with the recent hurricanes in the United States. The Company has insurance policies in place to cover damages in excess of the Company's deductibles. As of September 30, 2017, the Company has recorded approximately $1.2 million to "Real estate expense" in the Company's consolidated statements of operations to cover expected losses at the properties.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $6.1 million and $17.0 million for the three and nine months ended September 30, 2017, respectively. Tenant expense reimbursements were $6.2 million and $18.4 million for the three and nine months ended September 30, 2016, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of September 30, 2017 and December 31, 2016, the allowance for doubtful accounts related to real estate tenant receivables was $1.2 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.1 million and $1.3 million as of September 30, 2017 and December 31, 2016,

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.
Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2017	2016
Land and land development, at cost(1)	$869,331	$952,051
Less: accumulated depreciation	(7,824)	(6,486)
Total land and development, net	$861,507	$945,565
_______________________________________________________________________________

(1)	During the nine months September 30, 2017, the Company funded capital expenditures on land and development assets of $85.0 million.

Dispositions—During the nine months ended September 30, 2017, the Company sold one land parcel totaling 1,250 acres (see following paragraph) and residential lots and units and recognized land development revenue of $178.7 million from its land and development portfolio. During the nine months ended September 30, 2016, the Company sold residential lots and units and recognized land development revenue of $74.4 million from its land and development portfolio. During the nine months ended September 30, 2017 and 2016, the Company recognized land development cost of sales of $165.9 million and $50.8 million, respectively, from its land and development portfolio.

In connection with the resolution of litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland ("Bevard"), during the nine months ended September 30, 2017, the Company recognized $114.0 million of land development revenue and $106.3 million of land development cost of sales (refer to Note 11). In 2016, the Company acquired an additional 10.7% interest in Bevard for $10.8 million and owned 95.7% of Bevard at the time of resolution.

Impairments—During the nine months ended September 30, 2017, the Company recorded an impairment of $10.1 million on a land asset due to a change in the Company's exit strategy. During the nine months ended September 30, 2016, the Company recorded an impairment of $3.8 million equal to the carrying value on a land asset resulting from a change in business strategy.
Redeemable Noncontrolling Interest—The Company has a majority interest in a strategic venture that provides the third party minority partner an option to redeem their interest at fair value. The Company has reflected the partner's noncontrolling interest in this venture as a component of redeemable noncontrolling interest within its consolidated balance sheets. Changes in fair value are being accreted over the term from the date of issuance of the redemption option to the earliest redemption date using the interest method. As of September 30, 2017 and December 31, 2016, this interest had a carrying value of zero and $1.3 million, respectively. As of September 30, 2017 and December 31, 2016, this interest did not have a redemption value.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	September 30, 2017	December 31, 2016
Senior mortgages	$594,081	$940,738
Corporate/Partnership loans	495,066	490,389
Subordinate mortgages	9,335	24,941
Total gross carrying value of loans	1,098,482	1,456,068
Reserves for loan losses	(76,189)	(85,545)
Total loans receivable, net	1,022,293	1,370,523
Other lending investments—securities	87,149	79,916
Total loans receivable and other lending investments, net	$1,109,442	$1,450,439

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Reserve for loan losses at beginning of period	$78,789	$110,371	$85,545	$108,165
(Recovery of) provision for loan losses(1)	(2,600)	(14,955)	(8,128)	(12,749)
Charge-offs	—	—	(1,228)	—
Reserve for loan losses at end of period	$76,189	$95,416	$76,189	$95,416
_______________________________________________________________________________

(1)	For the three and nine months ended September 30, 2016, the provision for loan losses includes recoveries of previously recorded asset-specific loan loss reserves of $11.7 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of September 30, 2017
Loans	$238,155	$865,953	$1,104,108
Less: Reserve for loan losses	(60,989)	(15,200)	(76,189)
Total(3)	$177,166	$850,753	$1,027,919
As of December 31, 2016
Loans	$253,941	$1,209,062	$1,463,003
Less: Reserve for loan losses	(62,245)	(23,300)	(85,545)
Total(3)	$191,696	$1,185,762	$1,377,458
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.7 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net premiums of $6.2 million and $1.9 million as of September 30, 2017 and December 31, 2016, respectively.

(3)
The Company's recorded investment in loans as of September 30, 2017 and December 31, 2016 includes accrued interest of $5.6 million and $6.9 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of September 30, 2017 and December 31, 2016, the total excludes $87.1 million and $79.9 million, respectively, of securities that are evaluated for impairment under ASC 320.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments, which are inherently uncertain, and there can be no assurance that actual performance will be similar to current expectation. The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt.

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of September 30, 2017		As of December 31, 2016
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$515,610	2.47	$859,250	3.12
Corporate/Partnership loans	340,980	2.76	335,677	3.09
Subordinate mortgages	9,363	3.00	14,135	3.00
Total	$865,953	2.59	$1,209,062	3.11

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of September 30, 2017
Senior mortgages	$521,610	$—	$75,732	$75,732	$597,342
Corporate/Partnership loans	340,980	—	156,423	156,423	497,403
Subordinate mortgages	9,363	—	—	—	9,363
Total	$871,953	$—	$232,155	$232,155	$1,104,108
As of December 31, 2016
Senior mortgages	$868,505	$—	$76,677	$76,677	$945,182
Corporate/Partnership loans	335,677	—	157,146	157,146	492,823
Subordinate mortgages	24,998	—	—	—	24,998
Total	$1,229,180	$—	$233,823	$233,823	$1,463,003
_______________________________________________________________________________

(1)
As of September 30, 2017, the Company had four loans, which were greater than 90 days delinquent, and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding. As of December 31, 2016, the Company had four loans, which were greater than 90 days delinquent, and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, was as follows ($ in thousands)(1):

	As of September 30, 2017			As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Subordinate mortgages	$—	$—	$—	$10,862	$10,846	$—
Subtotal	—	—	—	10,862	10,846	—
With an allowance recorded:
Senior mortgages	81,732	81,848	(48,518)	85,933	85,780	(49,774)
Corporate/Partnership loans	156,423	145,849	(12,471)	157,146	146,783	(12,471)
Subtotal	238,155	227,697	(60,989)	243,079	232,563	(62,245)
Total:
Senior mortgages	81,732	81,848	(48,518)	85,933	85,780	(49,774)
Corporate/Partnership loans	156,423	145,849	(12,471)	157,146	146,783	(12,471)
Subordinate mortgages	—	—	—	10,862	10,846	—
Total	$238,155	$227,697	$(60,989)	$253,941	$243,409	$(62,245)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$—	$—	$4,608	$114	$—	$—	$4,575	$226
Subordinate mortgages	5,501	385	11,567	—	8,227	385	5,784	—
Subtotal	5,501	385	16,175	114	8,227	385	10,359	226
With an allowance recorded:
Senior mortgages	82,007	—	127,494	—	83,100	—	127,169	—
Corporate/Partnership loans	156,399	—	81,108	—	156,811	—	43,339	—
Subtotal	238,406	—	208,602	—	239,911	—	170,508	—
Total:
Senior mortgages	82,007	—	132,102	114	83,100	—	131,744	226
Corporate/Partnership loans	156,399	—	81,108	—	156,811	—	43,339	—
Subordinate mortgages	5,501	385	11,567	—	8,227	385	5,784	—
Total	$243,907	$385	$224,777	$114	$248,138	$385	$180,867	$226

Securities—Other lending investments—securities include the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of September 30, 2017
Available-for-Sale Securities
Municipal debt securities	$21,230	$21,230	$875	$22,105	$22,105
Held-to-Maturity Securities
Debt securities	65,007	65,044	1,158	66,202	65,044
Total	$86,237	$86,274	$2,033	$88,307	$87,149
As of December 31, 2016
Available-for-Sale Securities
Municipal debt securities	$21,240	$21,240	$426	$21,666	$21,666
Held-to-Maturity Securities
Debt securities	58,454	58,250	2,753	61,003	58,250
Total	$79,694	$79,490	$3,179	$82,669	$79,916

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings from equity method investments were as follows ($ in thousands):

			Equity in Earnings
	Carrying Value as of		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2017	December 31, 2016	2017	2016	2017	2016
Real estate equity investments
iStar Net Lease I LLC ("Net Lease Venture")	$110,153	$92,669	$962	$723	$2,975	$2,613
Safety, Income & Growth Inc. ("SAFE")(1)	75,023	—	340	—	388	—
Marina Palms, LLC ("Marina Palms")	5,369	35,185	494	6,182	4,794	19,583
Other real estate equity investments(2)	79,768	53,202	55	16,289	4,304	43,187
Subtotal	270,313	181,056	1,851	23,194	12,461	65,383
Other strategic investments(3)	18,724	33,350	610	3,346	1,216	8,871
Total	$289,037	$214,406	$2,461	$26,540	$13,677	$74,254
_______________________________________________________________________________

(1)	Equity in earnings is for the period from April 14, 2017 to September 30, 2017.

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

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form the Net Lease Venture to acquire and develop net lease assets and gave a right of first refusal to the Net Lease Venture on all new net lease investments. The Company has an equity interest in the Net Lease Venture of approximately 51.9%. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the nine months ended September 30, 2017, the Net Lease Venture acquired industrial properties for $59.0 million. During the nine months ended September 30, 2017, the Company sold a net lease asset for proceeds of $6.2 million, which approximated its carrying value net of financing, to the Net Lease Venture and derecognized the associated $18.9 million financing. During the nine months ended September 30, 2017, the Company made contributions of $37.7 million to the Net Lease Venture and received distributions of $23.7 million from the Net Lease Venture. During the nine months ended September 30, 2016, the Net Lease Venture acquired two office properties and the Company made contributions to the Net Lease Venture of $35.6 million and received distributions of $3.9 million.
As of September 30, 2017 and December 31, 2016, the venture's carrying value of total assets was $635.1 million and $511.3 million, respectively. During the three and nine months ended September 30, 2017, the Company recorded management fees of $0.6 million and $1.5 million, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, from the Net Lease Venture which are included in "Other income" in the Company's consolidated statements of operations. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner.
Safety, Income & Growth Inc.—The Company along with two institutional investors capitalized SIGI Acquisition, Inc. ("SIGI") on April 14, 2017 to acquire, manage and capitalize Ground Leases. The Company contributed $55.5 million for an initial

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

49% noncontrolling interest in SIGI and the two institutional investors contributed an aggregate $57.5 million for an initial 51% controlling interest in SIGI. A wholly-owned subsidiary of the Company that held the Company's GL business and assets merged with and into SIGI on April 14, 2017 with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. ("SAFE"). Through this merger and related transactions, the institutional investors acquired a controlling interest in the Company's GL business. The Company's carrying value of the GL assets was approximately $161.1 million. Shortly before the Acquisition Transactions, the Company completed the $227.0 million 2017 Secured Financing on its GL assets (refer to Note 10). The Company received all of the proceeds of the 2017 Secured Financing. The Company received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that the Company contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, the Company deconsolidated the 12 properties and the associated 2017 Secured Financing. The Company accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of the Company's retained interest in SAFE. The carrying value of the 12 properties are classified in "Real estate available and held for sale" on the Company's consolidated balance sheet as of December 31, 2016 and the gain was recorded in "Gain from discontinued operations" in the Company's consolidated statements of operations.
On June 27, 2017, SAFE completed its initial public offering (the "Offering") raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to the Company. In addition, the Company paid or accrued $18.9 million in organization and offering costs of the up to $25.0 million in organization and offering costs it has agreed to pay in connection with the Offering and concurrent private placement through September 30, 2017, including commissions payable to the underwriters and other offering expenses. The Company expensed the portion of offering costs that was attributable to other investors in "Other expense" in the Company's consolidated statements of operations and capitalized the portion of offering costs attributable to the Company's ownership interest in "Other investments" on the Company's consolidated balance sheets. Subsequent to the initial public offering, the Company purchased 1.3 million shares of SAFE's common stock for $24.5 million, at an average cost of $19.20 per share, pursuant to a 10b5-1 plan in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. As of September 30, 2017, the Company had utilized all of the availability authorized in the 10b5-1 Plan and owned approximately 34.6% of SAFE's common stock outstanding.

In addition, subsequent to SAFE's initial public offering, trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's Chief Operating Officer and Chief Financial Officer, purchased 26 thousand shares in the aggregate of SAFE's common stock for an aggregate $0.5 million, at an average cost of $19.20 per share, pursuant to a 10b5-1 plan in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. As of September 30, 2017, the trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's Chief Operating Officer and Chief Financial Officer, had utilized all of the availability authorized in the 10b5-1 Plan.
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
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a ground lease originated at SAFE. The loan has an initial term of one year and will be used for the renovation of a medical office building in Atlanta, GA. $5.1 million of the loan was funded as of September 30, 2017.
Marina Palms—As of September 30, 2017, the Company owned a 47.5% equity interest in Marina Palms, a 468 unit, two tower residential condominium development in North Miami Beach, Florida. The 234 unit north tower has one unit remaining for sale as of September 30, 2017. The 234 unit south tower is 85% sold or pre-sold (based on unit count) as of September 30, 2017. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of September 30, 2017 and December 31, 2016, the venture's carrying value of total assets was $43.5 million and $201.8 million, respectively.
Other real estate equity investments—As of September 30, 2017, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 20% to 95%, comprised of investments of $21.8 million in operating

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

properties and $57.9 million in land assets. As of December 31, 2016, the Company's other real estate equity investments included $3.6 million in operating properties and $49.6 million in land assets.
In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest. This entity is a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner. The Company and its partner each made a $7.0 million contribution to the venture and the Company provided financing to the entity in the form of a $27.0 million senior loan commitment, which had a carrying value of $24.3 million and $22.7 million as of September 30, 2017 and December 31, 2016, respectively, and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. During the three and nine months ended September 30, 2017, the Company recorded $0.5 million and $1.4 million of interest income, respectively, on the senior loan.

Other strategic investments—As of September 30, 2017, the Company also had investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. As of September 30, 2017 and December 31, 2016, the carrying value of the Company's cost method investments was $0.8 million and $1.4 million, respectively.
Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries for the nine months ended September 30, 2017 and 2016 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Nine Months Ended September 30, 2017
Marina Palms	$37,668	$(24,209)	$13,459

For the Nine Months Ended September 30, 2016
Marina Palms	$129,697	$(72,736)	$56,961

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2017	December 31, 2016
Intangible assets, net(1)	$23,801	$30,727
Other receivables(2)	45,321	52,820
Other assets	28,799	35,189
Restricted cash	21,690	25,883
Leasing costs, net(3)	10,303	11,802
Corporate furniture, fixtures and equipment, net(4)	4,806	5,691
Deferred expenses and other assets, net	$134,720	$162,112
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $34.1 million and $31.9 million as of September 30, 2017 and December 31, 2016, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.5 million and $2.0 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $3.0 million for the three and nine months ended September 30, 2016, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $0.3 million and $1.5 million for the three and nine months ended September 30, 2017, respectively, and $0.4 million and $1.5 million for the three and nine months ended September 30, 2016, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)	As of September 30, 2017 and December 31, 2016, included $26.0 million of receivables related to the construction and development of an amphitheater.

(3)	Accumulated amortization of leasing costs was $6.6 million and $6.7 million as of September 30, 2017 and December 31, 2016, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $10.2 million and $9.0 million as of September 30, 2017 and December 31, 2016, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2017	December 31, 2016
Redemption of Series E and Series F preferred stock payable(1)	$240,000	$—
Series E and Series F preferred stock dividend payable(1)	1,830	—
Other liabilities(2)	78,000	75,993
Accrued expenses(3)	93,031	72,693
Accrued interest payable	45,612	54,033
Intangible liabilities, net(4)	7,901	8,851
Accounts payable, accrued expenses and other liabilities	$466,374	$211,570
_______________________________________________________________________________

(1)
On September 19, 2017, the Company gave irrevocable notice to redeem all of its issued and outstanding Series E and Series F preferred stock, plus accrued and unpaid dividends to the redemption date, on October 20, 2017 (refer to Note 13).

(2)
As of September 30, 2017 and December 31, 2016, other liabilities includes $24.0 million related to profit sharing arrangements with developers for certain properties sold. As of September 30, 2017 and December 31, 2016, includes $3.0 million and $1.2 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of September 30, 2017 and December 31, 2016, other liabilities also includes $7.1 million and $8.5 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(3)
As of September 30, 2017 and December 31, 2016, accrued expenses includes $2.6 million and $1.7 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(4)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $7.6 million and $6.4 million as of September 30, 2017 and December 31, 2016, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.2 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.

Deferred tax assets and liabilities of the Company's taxable REIT subsidiaries were as follows ($ in thousands):

	As of
	September 30, 2017	December 31, 2016
Deferred tax assets (liabilities)	$90,883	$66,498
Valuation allowance	(90,883)	(66,498)
Net deferred tax assets (liabilities)	$—	$—

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	September 30, 2017	December 31, 2016
Loan participations payable(1)	$122,846	$160,251
Debt discounts and deferred financing costs, net	(357)	(930)
Total loan participations payable, net	$122,489	$159,321
_______________________________________________________________________________

(1)
As of September 30, 2017, the Company had two loan participations payable with a weighted average interest rate of 6.2%. As of December 31, 2016, the Company had three loan participations payable with a weighted average interest rate of 4.8%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net. As of September 30, 2017 and December 31, 2016, the corresponding loan receivable balances were $122.2 million and $159.1 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Debt Obligations, net

In September 2017, the Company completed a comprehensive set of capital markets transactions that addressed all parts of its capital structure, resulting in the Company having:

•	repaid or refinanced all of the Company's 2017 and 2018 corporate debt maturities, leaving no corporate debt maturities until July 2019;

•	extended its weighted average debt maturity by 1.5 years to 4.0 years;

•	reduced annual expenses;

•	lowered its cost of capital;

•	established new banking relationships; and

•	received upgrades to its corporate credit ratings from all three major ratings agencies.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	September 30, 2017	December 31, 2016
Secured credit facilities and mortgages:
2015 $325 Million Secured Revolving Credit Facility	$—	$—	LIBOR + 2.50%	(1)	September 2020
2016 Senior Secured Credit Facility	400,000	498,648	LIBOR + 3.00%	(2)	October 2021
Mortgages collateralized by net lease assets	223,182	249,987	4.851% - 7.26%	(3)	Various through 2026
Total secured credit facilities and mortgages	623,182	748,635
Unsecured notes:
5.85% senior notes	—	99,722	5.85%		March 2017
9.00% senior notes	—	275,000	9.00%		June 2017
4.00% senior notes(4)	550,000	550,000	4.00%		November 2017
7.125% senior notes(5)	300,000	300,000	7.125%		February 2018
4.875% senior notes(6)	300,000	300,000	4.875%		July 2018
5.00% senior notes(7)	770,000	770,000	5.00%		July 2019
6.50% senior notes(8)	275,000	275,000	6.50%		July 2021
6.00% senior notes(9)	375,000	—	6.00%		April 2022
4.625% senior notes(10)	400,000	—	4.625%		September 2020
5.25% senior notes(11)	400,000	—	5.25%		September 2022
3.125% senior convertible notes(12)	250,000	—	3.125%		September 2022
Total unsecured notes	3,620,000	2,569,722
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	4,343,182	3,418,357
Debt discounts and deferred financing costs, net	(64,228)	(28,449)
Total debt obligations, net(13)	$4,278,954	$3,389,908
_______________________________________________________________________________

(1)
The loan bears interest at the Company's election of either (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.0% and subject to a margin ranging from 1.25% to 1.75%, or (ii) LIBOR subject to a margin ranging from 2.25% to 2.75%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through October 2021.

(2)
The loan bears interest at the Company's election of either (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.0% and subject to a margin of 2.00% or (ii) LIBOR subject to a margin of 3.00% with a minimum LIBOR rate of 0.75%.

(3)	As of September 30, 2017 and December 31, 2016, includes a loan with a floating rate of LIBOR plus 2.0%. As of September 30, 2017, the weighted average interest rate of these loans is 5.2%.

(4)	The Company prepaid these senior notes in October 2017 without penalty.

(5)	The Company prepaid these senior notes in October 2017 and incurred a make whole premium of $5.25 million.

(6)	The Company prepaid these senior notes in October 2017 and incurred a make whole premium of $3.66 million.

(7)	The Company can prepay these senior notes without penalty beginning July 1, 2018.

(8)	The Company can prepay these senior notes without penalty beginning July 1, 2020.

(9)	The Company can prepay these senior notes without penalty beginning April 1, 2021.

(10)	The Company can prepay these senior notes without penalty beginning June 15, 2020.

(11)	The Company can prepay these senior notes without penalty beginning September 15, 2021.

(12)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at a conversion rate of 64.36 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $15.54 per share, at any time prior to the close of business on the business day immediately preceding September 15, 2022. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance the Company valued the liability component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet.

(13)
The Company capitalized interest relating to development activities of $2.1 million and $6.1 million during the three and nine months ended September 30, 2017, respectively, and $1.4 million and $4.2 million during the three and nine months ended September 30, 2016, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of September 30, 2017, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt		Secured Debt	Total
2017 (remaining three months)	$550,000	(1)	$—	$550,000
2018	600,000	(1)	9,523	609,523
2019	770,000		27,924	797,924
2020	400,000		—	400,000
2021	275,000		517,506	792,506
Thereafter	1,125,000		68,229	1,193,229
Total principal maturities	3,720,000		623,182	4,343,182
Unamortized discounts and deferred financing costs, net	(56,331)		(7,897)	(64,228)
Total debt obligations, net	$3,663,669		$615,285	$4,278,954
_____________________________________________________________________________

(1)
Subsequent to September 30, 2017, the Company repaid the $550.0 million principal amount outstanding of the 4.0% senior unsecured notes due November 2017, the $300.0 million principal amount outstanding of the 7.125% senior unsecured notes due February 2018 and the $300.0 million principal amount outstanding of the 4.875% senior unsecured notes due July 2018.

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
2016 Senior Secured Credit Facility—In June 2016, the Company entered into a senior secured credit facility of $450.0 million (the "2016 Senior Secured Credit Facility"). In August 2016, the Company upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Secured Credit Facility was issued at 99% of par and the upsize was issued at par. In January 2017, the Company repriced the 2016 Senior Secured Credit Facility to LIBOR plus 3.75% with a 1.00% LIBOR floor from LIBOR plus 4.50% with a 1.00% LIBOR floor. In September 2017, the Company reduced, repriced and extended the 2016 Senior Secured Credit Facility to $400.0 million priced at LIBOR plus 3.00% with a 0.75% LIBOR floor and maturing in October 2021. These transactions resulted in an aggregate 1.50% reduction in price.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Proceeds from the 2016 Senior Secured Credit Facility, together with cash on hand, were primarily used to repay other secured debt. In connection with the 2016 Senior Secured Credit Facility, the Company incurred $4.5 million of lender fees, substantially all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets. The Company also incurred $6.2 million in third party fees, of which $4.3 million was capitalized in “Debt obligations, net” on the Company's consolidated balance sheets and $1.9 million was recognized in “Other expense” in the Company's consolidated statements of operations. In connection with the repricing of the 2016 Senior Secured Credit Facility in January 2017, the Company incurred an additional $0.8 million in fees, substantially all of which was recognized in "Other expense" in the Company's consolidated statements of operations. In connection with the repricing of the 2016 Senior Secured Credit Facility in September 2017, the Company incurred an additional $2.6 million in fees, of which $1.5 million was recognized in "Other expense" in the Company's consolidated statements of operations and $1.1 million was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets.

During the three and nine months ended September 30, 2017, repayments of the 2016 Senior Secured Credit Facility resulted in losses on early extinguishment of debt of $0.6 million and $0.8 million, respectively.

2015 Secured Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). In September 2017, the Company upsized the 2015 Secured Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.30% to 0.50%, based on corporate credit ratings each quarter. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021. As of September 30, 2017, based on the Company's borrowing base of assets, the Company had $325.0 million of borrowing capacity available under the 2015 Secured Revolving Credit Facility.
Unsecured Notes—In September 2017, the Company issued $400.0 million principal amount of 4.625% senior unsecured notes due September 2020, $400.0 million principal amount of 5.25% senior unsecured notes due September 2022 and $250.0 million of 3.125% Convertible Notes due September 2022. The Company incurred approximately $17.4 million dollars in fees related to these offerings, all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets. Subsequent to September 30, 2017, proceeds from these offerings, together with cash on hand, were used to repay in full the $550.0 million principal amount outstanding of the 4.0% senior unsecured notes due November 2017, the $300.0 million principal amount outstanding of the 7.125% senior unsecured notes due February 2018 and the $300.0 million principal amount outstanding of the 4.875% senior unsecured notes due July 2018. In addition, subsequent to September 30, 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes.

In March 2017, the Company issued $375.0 million principal amount of 6.00% senior unsecured notes due April 2022. Proceeds from the offering were primarily used to repay in full the $99.7 million principal amount outstanding of the 5.85% senior unsecured notes due March 2017 and repay in full the $275.0 million principal amount outstanding of the 9.00% senior unsecured notes due June 2017 prior to maturity. In March 2016, the Company repaid its $261.4 million principal amount outstanding of the 5.875% senior unsecured notes at maturity using available cash. In addition, the Company issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount outstanding of the senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility.

During the nine months ended September 30, 2017, repayments of senior unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $3.1 million. During the three and nine months ended September 30, 2016, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.1 million and $0.4 million, respectively. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

In November 2016, in connection with the retirement of the Company's $200.0 million principal amount of 3.0% senior unsecured convertible notes due November 2016, the Company converted $9.6 million principal amount into 0.8 million shares of our common stock.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Encumbered/Unencumbered Assets—The carrying value of the Company's encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	September 30, 2017		December 31, 2016
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$841,570	$482,292	$881,212	$506,062
Real estate available and held for sale	—	65,658	—	237,531
Land and development, net	25,100	836,407	35,165	910,400
Loans receivable and other lending investments, net(1)(2)	188,973	813,447	172,581	1,142,050
Other investments	—	289,037	—	214,406
Cash and other assets	—	2,145,713	—	590,299
Total	$1,055,643	$4,632,554	$1,088,958	$3,600,748
_______________________________________________________________________________

(1)	As of September 30, 2017 and December 31, 2016, the amounts presented exclude general reserves for loan losses of $15.2 million and $23.3 million, respectively.

(2)	As of September 30, 2017 and December 31, 2016, the amounts presented exclude loan participations of $122.2 million and $159.1 million, respectively.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 11—Commitments and Contingencies

Unfunded Commitments—The Company generally funds construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. The Company refers to these arrangements as Performance-Based Commitments. In addition, the Company has committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments.

As of September 30, 2017, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$317,091	$6,136	$50,933	$374,160
Strategic Investments	—	—	45,642	45,642
Total	$317,091	$6,136	$96,575	$419,802
_______________________________________________________________________________

(1)	Excludes $115.3 million of commitments on loan participations sold that are not the obligation of the Company.

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

Lennar has filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of two specific issues previously decided in the Company's favor by the lower courts. The Company filed a brief in opposition to the petition. There can be no assurance as to the outcome of Lennar’s petition or, if it is accepted, any determination or redetermination by the U.S. Supreme Court affecting this matter.

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	N/A	$—	Other Liabilities	$18	Other Liabilities	$8
Interest rate swaps	Other Assets	76	N/A	—	N/A	—	Other Liabilities	39
Total		$76		$—		$18		$47

Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	Other Assets	$702	N/A	$—	N/A	$—
Interest rate cap	N/A	—	Other Assets	25	N/A	—	N/A	—
Total		$—		$727		$—		$—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended September 30, 2017
Interest rate swaps	Interest Expense	15	(16)	N/A
Interest rate cap	Earnings from equity method investments	(2)	(2)	N/A
Interest rate swap	Earnings from equity method investments	(69)	(38)	N/A
Foreign exchange contracts	Earnings from equity method investments	(1)	—	N/A
For the Three Months Ended September 30, 2016
Interest rate cap	Earnings from equity method investments	(1)	(1)	N/A
Interest rate swaps	Interest Expense	126	(19)	N/A
Interest rate swap	Earnings from equity method investments	124	(92)	N/A
Foreign exchange contracts	Earnings from equity method investments	(150)	—	N/A

For the Nine Months Ended September 30, 2017
Interest rate swaps	Interest Expense	439	339	N/A
Interest rate cap	Earnings from equity method investments	(16)	(16)	N/A
Interest rate swap	Earnings from equity method investments	(85)	(188)	N/A
Foreign exchange contracts	Earnings from equity method investments	(371)	—	N/A

For the Nine Months Ended September 30, 2016
Interest rate cap	Interest Expense	—	(185)	N/A
Interest rate cap	Earnings from equity method investments	(2)	—	N/A
Interest rate swaps	Interest Expense	(568)	(17)	N/A
Interest rate swap	Earnings from equity method investments	(500)	(284)	N/A
Foreign exchange contracts	Earnings from equity method investments	(199)	—	N/A

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives not Designated in Hedging Relationships		2017	2016	2017	2016
Interest rate cap	Other Expense	$—	$(4)	$6	$(1,059)
Foreign exchange contracts	Other Expense	(199)	65	(970)	406

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
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense." As of September 30, 2017, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations that were designated ($ and Rs in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells Indian rupee ("INR")/Buys USD Forward	₨	350,000	$5,339	October 2017
The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations for loan investments or "Accumulated other comprehensive income (loss)," on its consolidated balance sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $0.1 million and $0.2 million during the three and nine months ended September 30, 2017, respectively, and $0.1 million during the three and nine months ended September 30, 2016 in its consolidated statements of operations.

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

As of September 30, 2017, the Company had the following outstanding interest rate swap that was used to hedge its variable rate debt that was designated as a cash flow hedge ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Effective Date	Maturity
Interest rate swap	$25,977	LIBOR + 2.00%	3.47%	October 2012	November 2019
During the nine months ended September 30, 2017, the Company entered into and settled a rate lock swap in connection with the 2017 Secured Financing and a simultaneous rate lock swap with SAFE. As a result of the settlements, the Company initially recorded a $0.4 million unrealized gain in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets and subsequently derecognized the gain when third parties acquired a controlling interest in the Company's GL business (refer to Note 4).
Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company reports derivative instruments on a gross basis in the consolidated financial statements. In connection with its foreign currency derivatives which were in a liability position as of September 30, 2017 and December 31, 2016, the Company has posted collateral of $1.0 million and $0.4 million, respectively, and is included in "Deferred expenses and other assets, net"

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of September 30, 2017.

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of September 30, 2017:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)(4)	Rate per Annum	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	$25.00	8.00%	$2.00
G	3,200	0.001	25.00	7.65%	1.91
I	5,000	0.001	25.00	7.50%	1.88
J (convertible)	4,000	0.001	50.00	4.50%	2.25
	16,200

On September 19, 2017, the Company gave irrevocable notice to redeem all of its issued and outstanding Series E and Series F preferred stock on October 20, 2017. Each holder of Series E and Series F preferred stock received cash in the amount of the liquidation preference of $25.00 per share, or $240.0 million in the aggregate, plus accrued and unpaid dividends to the redemption date of $0.191406 per Series E share and $0.189583 per Series F share, or $1.8 million in the aggregate. The total carrying value of the Series E and Series F preferred stock was $223.7 million, net of discounts and fees, and was recorded in "Additional paid-in-capital" and "Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share" on the Company's consolidated balance sheet as of December 31, 2016. The remaining liquidation premium of $16.3 million represents a return similar to a dividend to the holders of the Series E and Series F preferred stock and, as such, has been recorded in "Retained earnings (deficit)" on the Company's consolidated balance sheet as of September 30, 2017. As of September 30, 2017, the redemption and final dividend payable on the redemption of the Series E and Series F preferred stock are recorded in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheet.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of December 31, 2016:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)(4)	Rate per Annum	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	$25.00	8.000%	$2.00
E	5,600	$0.001	$25.00	7.875%	$1.97
F	4,000	$0.001	$25.00	7.8%	$1.95
G	3,200	$0.001	$25.00	7.65%	$1.91
I	5,000	$0.001	$25.00	7.50%	$1.88
J (convertible)	4,000	$0.001	$50.00	4.50%	$2.25
	25,800
________________________________________

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

(2)
The Company declared and paid dividends of $6.0 million, $8.3 million, $5.9 million, $4.6 million and $7.0 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2017 and 2016, respectively (see paragraph below for additional dividends declared on Series E and Series F preferred stock). The Company declared and paid dividends of $6.8 million on its Series J Convertible Perpetual Preferred Stock during the nine months ended September 30, 2017 and 2016. The character of the 2016 dividends was as follows: 47.30% was a capital gain distribution, of which 76.15% represents unrecaptured section 1250 gain and 23.85% long term capital gain, and 52.70% was ordinary income. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2016, the Company had $948.8 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2036 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards), as long as the Company maintains its REIT qualification. The 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the nine months ended September 30, 2017 and 2016.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, the Company's Board of Directors authorized a new $50.0 million stock repurchase program. After having substantially utilized the availability authorized in February 2016, the Company's Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. In connection

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

with the sale of the 3.125% Convertible Notes in September 2017 (refer to Note 10), the Company repurchased 4.0 million shares of its common stock for $45.9 million at an average cost of $11.51 per share in privately negotiated transactions with purchasers of the 3.125% Convertible Notes. During the nine months ended September 30, 2016, the Company repurchased 10.2 million shares of its outstanding common stock for $98.4 million, at an average cost of $9.67 per share. As of September 30, 2017, the Company had remaining authorization to repurchase up to $4.1 million of common stock available to repurchase under its stock repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	September 30, 2017	December 31, 2016
Unrealized gains on available-for-sale securities	$599	$149
Unrealized gains on cash flow hedges	230	27
Unrealized losses on cumulative translation adjustment	(4,659)	(4,394)
Accumulated other comprehensive income (loss)	$(3,830)	$(4,218)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the effect of performance incentive plans (see below), of $2.9 million and $12.7 million for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $7.6 million for the three and nine months ended September 30, 2016, respectively, in "General and administrative" in the Company's consolidated statements of operations. As of September 30, 2017, there was $2.1 million of total unrecognized compensation cost related to all unvested restricted stock units ("Units") that are expected to be recognized over a weighted average remaining vesting/service period of 1.5 years.
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

As of September 30, 2017, 11.5 iPIP points from the 2013-2014 investment pool, 10.0 iPIP points from the 2015-2016 investment pool and 4.3 iPIP points from the 2017-2018 investment pool were forfeited.
As of September 30, 2017 and December 31, 2016, the Company had accrued compensation costs relating to iPIP of $33.1 million and $22.4 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of September 30, 2017, an aggregate of 3.3 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Share Issuances—During the nine months ended September 30, 2017, the Company granted 97,967 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 62,704 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.
2017 Restricted Stock Unit Activity—During the nine months ended September 30, 2017, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
115,571 service-based Units granted on February 22, 2017, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2019, if the employee remains employed by the Company on the vesting date, subject to certain accelerated vesting rights. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of September 30, 2017, 111,642 of such service-based Units were outstanding.

As of September 30, 2017, the Company had the following additional stock-based compensation awards outstanding:

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

Directors' Awards—During the nine months ended September 30, 2017, the Company awarded to non-employee Directors 56,817 restricted shares of common stock at a fair value per share of $11.86 at the time of grant. The restricted shares have a vesting term of one year. As of September 30, 2017, a combined total of 317,664 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.7 million.

401(k) Plan—The Company made gross contributions of $0.2 million and $1.0 million for the three and nine months ended September 30, 2017 and $0.1 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$(23,029)	$19,990	$24,839	$9,321
Income from sales of real estate	19,313	34,444	28,267	88,387
Net (income) loss attributable to noncontrolling interests	160	967	(4,450)	(6,915)
Preferred dividends	(12,830)	(12,830)	(38,490)	(38,490)
Preferred dividends declared and payable	(1,830)	—	(1,830)	—
Premium above book value on redemption of preferred stock	(16,314)	—	(16,314)	—
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders and Participating Security Holders for basic earnings per common share(1)	$(34,530)	$42,571	$(7,978)	$52,303
Add: Effect of joint venture shares	—	3	—	5
Add: Effect of 1.50% senior convertible unsecured notes	—	1,123	—	3,400
Add: Effect of 3.00% senior convertible unsecured notes	—	1,785	—	5,346
Add: Effect of Series J convertible perpetual preferred stock	—	2,250	—	6,750
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders and Participating Security Holders for diluted earnings per common share(1)	$(34,530)	$47,732	$(7,978)	$67,804
_______________________________________________________________________________

(1)	For the nine months ended September 30, 2016, includes income from continuing operations allocable to Participating Security Holders of $27 and $21 on a basic and dilutive basis.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(34,530)	$42,571	$(7,978)	$52,280
Income from discontinued operations	—	3,721	4,939	10,929
Gain from discontinued operations	—	—	123,418	—
Income tax expense from discontinued operations	—	—	(4,545)	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(34,530)	$46,292	$115,834	$63,209

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(34,530)	$47,732	$(7,978)	$67,786
Income from discontinued operations	—	3,721	4,939	10,931
Gain from discontinued operations	—	—	123,418	—
Income tax expense from discontinued operations	—	—	(4,545)	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(34,530)	$51,453	$115,834	$78,717

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	71,713	71,210	71,972	74,074
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	—	87	—	65
Add: Effect of joint venture shares	—	298	—	298
Add: Effect of 1.50% senior convertible unsecured notes	—	11,444	—	11,526
Add: Effect of 3.00% senior convertible unsecured notes	—	16,992	—	16,992
Add: Effect of series J convertible perpetual preferred stock	—	15,635	—	15,635
Weighted average common shares outstanding for diluted earnings per common share	71,713	115,666	71,972	118,590

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.48)	$0.60	$(0.11)	$0.70
Income from discontinued operations	—	0.05	0.07	0.15
Gain from discontinued operations	—	—	1.71	—
Income tax expense from discontinued operations	—	—	(0.06)	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.48)	$0.65	$1.61	$0.85

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.48)	$0.41	$(0.11)	$0.57
Income from discontinued operations	—	0.03	0.07	0.09
Gain from discontinued operations	—	—	1.71	—
Income tax expense from discontinued operations	—	—	(0.06)	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.48)	$0.44	$1.61	$0.66

The following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Series J convertible perpetual preferred stock	15,635	—	15,635	—
Joint venture shares	298	—	298	—
_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2017, the effect of 3 and 22 unvested time and performance-based Units were anti-dilutive, respectively. For the three and nine months ended September 30, 2016, the effect of 25 and 128 unvested time and performance-based Units were anti-dilutive, respectively. The Company will settle conversions of the 3.125% Convertible Notes by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the three and nine months ended September 30, 2017 and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2017
Recurring basis:
Derivative assets(1)	$76	$—	$76	$—
Derivative liabilities(1)	18	—	18	—
Available-for-sale securities(1)	22,105	—	—	22,105

As of December 31, 2016
Recurring basis:
Derivative assets(1)	$727	$—	$727	$—
Derivative liabilities(1)	47	—	47	—
Available-for-sale securities(1)	21,666	—	—	21,666
Non-recurring basis:
Impaired loans(2)	7,200	—	—	7,200
Impaired real estate(3)	3,063	—	—	3,063
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

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the nine months ended September 30, 2017 and 2016 ($ in thousands):

	2017	2016
Beginning balance	$21,666	$1,161
Purchases	—	4,366
Repayments	(10)	(10)
Unrealized gains recorded in other comprehensive income	449	263
Ending balance	$22,105	$5,780
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.1 billion and $4.5 billion, respectively, as of September 30, 2017 and $1.5 billion and $3.6 billion, respectively, as of December 31, 2016. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, is included in the fair value hierarchy table above.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended September 30, 2017:
Operating lease income	$—	$31,503	$16,048	$255	$—	$47,806
Interest income	25,442	—	—	—	—	25,442
Other income	1,298	953	14,097	1,174	3,140	20,662
Land development revenue	—	—	—	25,962	—	25,962
Earnings from equity method investments	—	1,302	(399)	948	610	2,461
Income from sales of real estate	—	18,765	548	—	—	19,313
Total revenue and other earnings	26,740	52,523	30,294	28,339	3,750	141,646
Real estate expense	—	(4,423)	(23,185)	(8,672)	—	(36,280)
Land development cost of sales	—	—	—	(27,512)	—	(27,512)
Other expense	(261)	—	—	—	(2,443)	(2,704)
Allocated interest expense	(9,165)	(12,255)	(4,860)	(6,529)	(15,923)	(48,732)
Allocated general and administrative(2)	(3,334)	(4,315)	(1,866)	(3,706)	(4,800)	(18,021)
Segment profit (loss)(3)	$13,980	$31,530	$383	$(18,080)	$(19,416)	$8,397
Other significant items:
Recovery of loan losses	$(2,600)	$—	$—	$—	$—	$(2,600)
Impairment of assets	—	—	595	—	—	595
Depreciation and amortization	—	6,623	4,343	546	334	11,846
Capitalized expenditures	—	2,384	7,644	33,788	—	43,816

Three Months Ended September 30, 2016:
Operating lease income	$—	$32,287	$14,407	$106	$—	$46,800
Interest income	32,258	—	—	—	—	32,258
Other income	1,052	412	10,793	658	527	13,442
Land development revenue	—	—	—	31,554	—	31,554
Earnings from equity method investments	—	723	630	21,841	3,346	26,540
Income from discontinued operations	—	3,721	—	—	—	3,721
Income from sales of real estate	—	6,629	27,815	—	—	34,444
Total revenue and other earnings	33,310	43,772	53,645	54,159	3,873	188,759
Real estate expense	—	(4,707)	(21,129)	(9,407)	—	(35,243)
Land development cost of sales	—	—	—	(22,004)	—	(22,004)
Other expense	(794)	—	—	—	(25)	(819)
Allocated interest expense	(14,544)	(16,330)	(5,110)	(9,013)	(10,108)	(55,105)
Allocated general and administrative(2)	(3,995)	(4,526)	(1,502)	(3,495)	(4,714)	(18,232)
Segment profit (loss)(3)	$13,977	$18,209	$25,904	$10,240	$(10,974)	$57,356
Other significant items:
Recovery of loan losses	$(14,955)	$—	$—	$—	$—	$(14,955)
Impairment of assets	—	4,829	112	3,800	—	8,741
Depreciation and amortization	—	7,829	3,798	298	276	12,201
Capitalized expenditures	—	934	15,902	25,938	—	42,774

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Nine Months Ended September 30, 2017:
Operating lease income	$—	$93,606	$47,977	$572	$—	$142,155
Interest income	83,145	—	—	—	—	83,145
Other income	1,854	2,009	37,720	125,430	5,024	172,037
Land development revenue	—	—	—	178,722	—	178,722
Earnings from equity method investments	—	3,363	702	8,396	1,216	13,677
Income from discontinued operations	—	4,939	—	—	—	4,939
Gain from discontinued operations	—	123,418	—	—	—	123,418
Income from sales of real estate	—	24,977	3,290	—	—	28,267
Total revenue and other earnings	84,999	252,312	89,689	313,120	6,240	746,360
Real estate expense	—	(13,062)	(67,356)	(26,136)	—	(106,554)
Land development cost of sales	—	—	—	(165,888)	—	(165,888)
Other expense	(1,263)	—	—	—	(19,586)	(20,849)
Allocated interest expense	(31,561)	(41,659)	(15,472)	(21,769)	(38,223)	(148,684)
Allocated general and administrative(2)	(11,621)	(14,878)	(5,985)	(12,636)	(15,497)	(60,617)
Segment profit (loss)(3)	$40,554	$182,713	$876	$86,691	$(67,066)	$243,768
Other significant non-cash items:
Recovery of loan losses	$(8,128)	$—	$—	$—	$—	$(8,128)
Impairment of assets	—	219	5,009	10,064	—	15,292
Depreciation and amortization	—	21,662	13,305	1,337	993	37,297
Capitalized expenditures	—	4,071	24,210	90,666	—	118,947

Nine Months Ended September 30, 2016:
Operating lease income	$—	$95,636	$51,317	$317	$—	$147,270
Interest income	99,877	—	—	—	—	99,877
Other income	2,672	924	25,351	2,889	3,243	35,079
Land development revenue	—	—	—	74,389	—	74,389
Earnings from equity method investments	—	2,613	31,564	31,189	8,888	74,254
Income from discontinued operations	—	10,934	—	—	—	10,934
Income from sales of real estate	—	15,896	72,491	—	—	88,387
Total revenue and other earnings	102,549	126,003	180,723	108,784	12,131	530,190
Real estate expense	—	(13,770)	(63,046)	(27,999)	—	(104,815)
Land development cost of sales	—	—	—	(50,842)	—	(50,842)
Other expense	(1,634)	—	—	—	(3,107)	(4,741)
Allocated interest expense	(43,877)	(49,030)	(17,579)	(26,040)	(31,647)	(168,173)
Allocated general and administrative(2)	(11,612)	(13,135)	(5,010)	(10,092)	(14,940)	(54,789)
Segment profit (loss)(3)	$45,426	$50,068	$95,088	$(6,189)	$(37,563)	$146,830
Other significant non-cash items:
Recovery of loan losses	$(12,749)	$—	$—	$—	$—	$(12,749)
Impairment of assets	—	4,829	3,124	3,800	—	11,753
Depreciation and amortization	—	23,857	14,103	997	824	39,781
Capitalized expenditures	—	3,410	44,145	92,212	—	139,767

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

As of September 30, 2017
Real estate
Real estate, net	$—	$844,493	$479,369	$—	$—	$1,323,862
Real estate available and held for sale	—	—	65,658	—	—	65,658
Total real estate	—	844,493	545,027	—	—	1,389,520
Land and development, net	—	—	—	861,507	—	861,507
Loans receivable and other lending investments, net	1,109,442	—	—	—	—	1,109,442
Other investments	—	185,176	21,828	63,308	18,725	289,037
Total portfolio assets	$1,109,442	$1,029,669	$566,855	$924,815	$18,725	3,649,506
Cash and other assets						2,145,713
Total assets						$5,795,219

As of December 31, 2016
Real estate
Real estate, net	$—	$911,112	$476,162	$—	$—	$1,387,274
Real estate available and held for sale	—	155,051	82,480	—	—	237,531
Total real estate	—	1,066,163	558,642	—	—	1,624,805
Land and development, net	—	—	—	945,565	—	945,565
Loans receivable and other lending investments, net	1,450,439	—	—	—	—	1,450,439
Other investments	—	92,669	3,583	84,804	33,350	214,406
Total portfolio assets	$1,450,439	$1,158,832	$562,225	$1,030,369	$33,350	4,235,215
Cash and other assets						590,299
Total assets						$4,825,514
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

(2)
General and administrative excludes stock-based compensation expense of $2.9 million and $12.7 million for the three and nine months ended September 30, 2017 respectively, and $1.4 million and $7.6 million for the three and nine months ended September 30, 2016, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Segment profit	$8,397	$57,356	$243,768	$146,830
Less: Recovery of (provision for) loan losses	2,600	14,955	8,128	12,749
Less: Impairment of assets	(595)	(8,741)	(15,292)	(11,753)
Less: Stock-based compensation expense	(2,934)	(1,434)	(12,730)	(7,644)
Less: Depreciation and amortization	(11,846)	(12,201)	(37,297)	(39,781)
Less: Income tax (expense) benefit	1,278	8,256	(972)	9,859
Less: Income tax expense from discontinued operations	—	—	(4,545)	—
Less: Loss on early extinguishment of debt, net	(616)	(36)	(4,142)	(1,618)
Net income (loss)	$(3,716)	$58,155	$176,918	$108,642

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
Executive Overview

During the three months ended September 30, 2017, we received upgrades to our corporate credit ratings from all three major ratings agencies when we completed a transformative set of capital markets transactions designed to enhance our capital structure and improve our earnings profile. Our capital markets transactions will allow us to continue to focus on our net lease and real estate finance businesses to find selective investment opportunities in these core businesses. We also continue to make significant additional progress in monetizing our commercial and residential operating properties as well as our land portfolio. In our continuing effort to find untapped investment opportunities in real estate, we recently conceived and ultimately launched a new, publicly traded REIT focused exclusively on the ground lease ("GL") asset class.
Capital Markets Activity
In September 2017, we completed a comprehensive set of capital markets transactions that addressed all parts of our capital structure, resulting in us having:

•	repaid or refinanced all of our 2017 and 2018 corporate debt maturities, leaving no corporate debt maturities for the next 21 months;

•	extended our weighted average debt maturity by 1.5 years to 4.0 years;

•	reduced annual expenses underlying earnings by approximately $37 million, or $0.43 per diluted share;

•	lowered our cost of capital by approximately 35 basis points;

•	established new banking relationships;

•	increased liquidity to pursue new investment opportunities; and

•
received upgrades in our corporate credit ratings from all three major ratings agencies, which we expect will positively impact the marginal cost of our future borrowings and broaden our set of investment opportunities.

The table below summarizes the components, sources and uses of the capital markets transactions (in millions) (refer also to Liquidity and Capital Resources):

Uses	Amount	Sources	Amount
Repay 2016 Senior Secured Credit Facility	$473	Amended 2016 Senior Secured Credit Facility	$400
Repay 4.0% senior unsecured notes due November 2017(1)	550	Issue 4.625% senior unsecured notes due September 2020	400
Repay 7.125% senior unsecured notes due February 2018(1)	300	Issue 5.25% senior unsecured notes due September 2022	400
Repay 4.875% senior unsecured notes due July 2018(1)	300	Issue 3.125% senior unsecured convertible notes due September 2022	250
Redeem 7.875% series E preferred stock(2)	140	Cash	510
Redeem 7.8% series F preferred stock(2)	100
Repurchase common stock	46
Fees, expenses, interest and dividends	51
Total uses	$1,960	Total sources	$1,960
_________________________________________________________

(1)
We repaid the $550.0 million principal amount outstanding of our 4.0% senior unsecured notes due November 2017, the $300.0 million principal amount outstanding of our 7.125% senior unsecured notes due February 2018 and the $300.0 million principal amount outstanding of our 4.875% senior unsecured notes due July 2018 in October 2017.

(2)	We redeemed our Series E and Series F preferred stock at par in October 2017.

As of September 30, 2017, we had $1.9 billion of cash, of which $1.4 billion was used to repay senior unsecured notes and redeem preferred equity subsequent to quarter end, and the remainder of which we expect to use primarily to fund future investment activities. In addition, we have additional borrowing capacity of $325.0 million at September 30, 2017.
Safety, Income & Growth Inc.
We believe that Safety, Income & Growth Inc. ("SAFE") is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). Ground Leases afford investors the opportunity for safe, growing income derived from (i) a Ground Lease's senior position in the commercial real estate capital structure; (ii) long-term leases with periodic contractual increases in rent; and (iii) growth in the value of the ground over time. Capital appreciation is realized when, at the end of the life of the lease, the commercial real estate property reverts back to the lessor, as landlord, and it is able to realize the value of the leasehold, which may be substantial. Ground Leases share similarities with triple net leases in that typically the lessor is not responsible for any operating or capital expenses over the life of the lease, making the management of a Ground Lease portfolio relatively simple, with limited working capital needs.
In April 2017, institutional investors acquired a controlling interest in our GL business through the merger of one of our subsidiaries and related transactions (the "Acquisition Transactions"). Our GL business was a component of our net lease segment and consisted of 12 properties subject to long-term net leases including seven GLs and one master lease (covering five properties). The acquiring entity was a newly formed unconsolidated entity named Safety, Income & Growth Inc. The carrying value of our GL assets was approximately $161.1 million. Shortly before the Acquisition Transactions, we completed the $227.0 million 2017 Secured Financing on our GL assets (refer to Note 10). We received all of the proceeds of the 2017 Secured Financing. We received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that we contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, we deconsolidated the 12 properties and the associated 2017 Secured Financing. We account for our investment in SAFE as an equity method investment (refer to Note 7). We accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of our retained interest in SAFE.
On June 27, 2017, SAFE completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to us, its largest shareholder. We paid organization and offering costs in connection with these transactions, including commissions payable to the underwriters and other offering expenses. As of September 30, 2017, we owned 34.6% of SAFE and our investment had a market value of $117.4 million. In addition, one of our wholly-owned subsidiaries is the external manager of SAFE, our Chairman and Chief Executive Officer is a director and the Chairman and Chief Executive Officer of SAFE and our other executive officers hold similarly titled positions with SAFE.

Bevard
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
Lennar has filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of two specific issues previously decided in our favor by the lower courts. We have filed a brief in opposition to the petition. There can be no assurance as to the outcome of Lennar’s petition or, if it is accepted, any determination or redetermination by the U.S. Supreme Court affecting this matter.

Operating Results
During the three months ended September 30, 2017, three of our four business segments contributed positively to our earnings. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land and development assets in order to maximize their value. We intend to continue these efforts, with the objective of increasing the contribution of these assets to our earnings in the future. For the three months ended September 30, 2017, we recorded a net loss allocable to common shareholders of $34.5 million, compared to net income of $46.3 million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the three months ended September 30, 2017 was $(3.6) million, compared to $49.1 million during the same period in the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income).
Portfolio Overview

As of September 30, 2017, based on carrying values gross of accumulated depreciation and general loan loss reserves, our $4.1 billion investment portfolio has the following characteristics:

_______________________________________________________________________________
(1)Represents the market value of our equity method investment in SAFE.

As of September 30, 2017, based on carrying values gross of accumulated depreciation and general loan loss reserves, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Land and Development	$—	$—	$—	$932,639	$932,639	22.9%
Office / Industrial	46,157	719,364	122,868	—	888,389	21.8%
Entertainment / Leisure	—	484,117	—	—	484,117	11.9%
Mixed Use / Mixed Collateral	260,424	—	186,542	—	446,966	11.0%
Hotel	332,514	—	103,424	—	435,938	10.7%
Condominium	263,721	—	65,674	—	329,395	7.9%
Retail	26,029	57,348	136,859	—	220,236	5.4%
Other Property Types	195,797	—	8,761	—	204,558	5.0%
Ground Leases(1)	—	117,448	—	—	117,448	2.9%
Strategic Investments	—	—	—	—	18,725	0.5%
Total	$1,124,642	$1,378,277	$624,128	$932,639	$4,078,411	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$502,904	$401,384	$47,257	$260,867	$1,212,412	29.7%
West	63,971	296,348	51,772	368,088	780,179	19.1%
Southeast	180,265	252,787	148,881	121,103	703,036	17.2%
Southwest	79,341	161,341	244,544	22,412	507,638	12.4%
Central	204,068	79,392	76,962	31,500	391,922	9.6%
Mid-Atlantic	—	153,092	44,572	128,669	326,333	8.0%
Various(2)	94,093	33,933	10,140	—	138,166	3.5%
Strategic Investments(2)	—	—	—	—	18,725	0.5%
Total	$1,124,642	$1,378,277	$624,128	$932,639	$4,078,411	100.0%
_______________________________________________________________________________

(1)	Represents the market value of our equity method investment in SAFE.
(2)Combined, strategic investments and the various category include $9.0 million of international assets.
Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of September 30, 2017, our real estate finance portfolio, including securities, totaled $1.1 billion, gross of general loan loss reserves. The portfolio included $860.3 million of performing loans with a weighted average maturity of 1.4 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	September 30, 2017
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$860,327	$(15,200)	$845,127	82.7%	1.8%
Non-performing loans	5	238,155	(60,989)	177,166	17.3%	25.6%
Total	40	$1,098,482	$(76,189)	$1,022,293	100.0%	6.9%

	December 31, 2016
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$1,202,127	$(23,300)	$1,178,827	86.0%	1.9%
Non-performing loans	6	253,941	(62,245)	191,696	14.0%	24.5%
Total	41	$1,456,068	$(85,545)	$1,370,523	100.0%	5.9%

Performing Loans—The table below summarizes our performing loans gross of reserves ($ in thousands):

	September 30, 2017	December 31, 2016
Senior mortgages	$512,349	$854,805
Corporate/Partnership loans	338,643	333,244
Subordinate mortgages	9,335	14,078
Total	$860,327	$1,202,127

Weighted average LTV	61%	64%
Yield	10.1%	8.9%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2017, we had non-performing loans with an aggregate carrying value of $177.2 million compared to non-performing loans with an aggregate carrying value of $191.7 million as of December 31, 2016. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $76.2 million as of September 30, 2017, or 6.9% of total loans, compared to $85.5 million or 5.9% as of December 31, 2016. For the nine months ended September 30, 2017, the recovery of loan losses included a reduction in the general reserve of $8.1 million due to an overall improvement in the risk ratings and a decrease in size of our loan portfolio. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2017, asset-specific reserves decreased to $61.0 million compared to $62.2 million as of December 31, 2016.

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

The general reserve decreased to $15.2 million or 1.8% of performing loans as of September 30, 2017, compared to $23.3 million or 1.9% of performing loans as of December 31, 2016. The decrease was primarily attributable to an overall improvement in the risk ratings and a decrease in size of our loan portfolio.

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
On June 27, 2017, SAFE completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to us. Subsequent to the initial public offering, we purchased 1.3 million shares of SAFE's common stock for $24.5 million at an average cost of $19.20 per share. As of September 30, 2017, we owned approximately 34.6% of SAFE's common stock outstanding which had an estimated market value of $117.4 million. In addition, a wholly-owned subsidiary of ours is the external manager of SAFE and our Chief Executive Officer is the Chairman of SAFE's board of directors.

As of September 30, 2017, our consolidated net lease portfolio totaled $1.15 billion gross of $306.2 million of accumulated depreciation. Our net lease portfolio including the carrying value of our equity method investments in SAFE and the Net Lease Venture totaled $1.34 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate	SAFE	Net Lease Venture
Ownership %	100.0%	34.6%	51.9%
Net book value (millions)	$844	$492	$575
Accumulated depreciation (millions)	306	5	43
Gross carrying value (millions)	$1,150	$497	$618

Occupancy	97.9%	100.0%	100.0%
Square footage (thousands)	11,486	3,849	4,005
Weighted average lease term (years)	11.0	66.5	14.3
Weighted average yield	8.9%	3.2%	8.5%

Operating Properties

As of September 30, 2017, our operating property portfolio, including equity method investments, totaled $624.1 million, gross of $57.3 million of accumulated depreciation, and was comprised of $558.4 million of commercial and $65.7 million of residential real estate properties.

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

The table below provides certain statistics for our commercial operating property portfolio.

	Commercial Operating Property Statistics
($ in millions)
	Stabilized Operating(1)		Transitional Operating(1)		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Gross book value ($mm)(2)	$401	$337	$157	$189	$558	$526
Occupancy(3)	86%	86%	56%	54%	77%	74%
Yield	9.1%	8.5%	1.5%	1.5%	7.2%	5.5%
______________________________________________________________

(1)
Stabilized commercial properties generally have occupancy levels above 80% and/or generate yields resulting in a sufficient return based upon the properties’ risk profiles. Transitional commercial properties are generally those properties that do not meet these criteria.

(2)	Gross carrying value represents carrying value gross of accumulated depreciation.

(3)	Occupancy is as of September 30, 2017 and December 31, 2016.

Residential Operating Properties

As of September 30, 2017, our residential operating portfolio was comprised of 32 condominium units generally located within luxury projects in major U.S. cities. The table below provides certain statistics for our residential operating property portfolio (excluding fractional units).

Residential Operating Property Statistics
($ in millions)
	Nine Months Ended September 30,
	2017	2016
Condominium units sold	16	80
Proceeds	$21.4	$73.3
Income from sales of real estate	$3.3	$23.3

Land and Development

As of September 30, 2017, our land and development portfolio, gross of accumulated depreciation and including equity method investments, totaled $932.6 million, with eight projects in production, eight in development and 13 in the pre-development phase. These projects are collectively entitled for approximately 13,000 lots and units. The following tables presents certain statistics for our land and development portfolio.

Land and Development Portfolio Rollforward
(in millions)
	Nine Months Ended September 30,
	2017	2016
Beginning balance(1)	$945.6	$1,002.0
Asset sales(2)	(160.4)	(40.0)
Asset transfers in (out)(3)	—	(25.4)
Capital expenditures	91.7	92.2
Other	(15.4)	(6.7)
Ending balance(1)	$861.5	$1,022.1
_______________________________________________________________________
(1)As of September 30, 2017 and December 31, 2016, excludes $63.3 million and $84.8 million, respectively, of equity method investments.
(2)Represents gross book value of the assets sold, rather than proceeds received.
(3)Assets transferred into land and development segment or out to another segment.

Land and Development Statistics
(in millions)
	Nine Months Ended September 30,
	2017	2016
Land development revenue	$178.7	$74.4
Land development cost of sales	165.9	50.8
Gross margin	$12.8	$23.6
Earnings from land development equity method investments	8.4	31.2
Total	$21.2	$54.8

Results of Operations for the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

	For the Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Operating lease income	$47,806	$46,800	$1,006	2%
Interest income	25,442	32,258	(6,816)	(21)%
Other income	20,662	13,442	7,220	54%
Land development revenue	25,962	31,554	(5,592)	(18)%
Total revenue	119,872	124,054	(4,182)	(3)%
Interest expense	48,732	55,105	(6,373)	(12)%
Real estate expense	36,280	35,243	1,037	3%
Land development cost of sales	27,512	22,004	5,508	25%
Depreciation and amortization	11,846	12,201	(355)	(3)%
General and administrative	20,955	19,666	1,289	7%
(Recovery of) provision for loan losses	(2,600)	(14,955)	12,355	(83)%
Impairment of assets	595	8,741	(8,146)	(93)%
Other expense	2,704	819	1,885	>100%
Total costs and expenses	146,024	138,824	7,200	5%
Loss on early extinguishment of debt, net	(616)	(36)	(580)	>100%
Earnings from equity method investments	2,461	26,540	(24,079)	(91)%
Income tax (expense) benefit	1,278	8,256	(6,978)	(85)%
Income from discontinued operations	—	3,721	(3,721)	(100)%
Income from sales of real estate	19,313	34,444	(15,131)	(44)%
Net (loss) income	$(3,716)	$58,155	$(61,871)	>(100%)

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased to $47.8 million during the three months ended September 30, 2017 from $46.8 million for the same period in 2016.

Operating lease income from net lease assets decreased to $31.5 million during the three months ended September 30, 2017 from $32.3 million for the same period in 2016. The decrease was due to the sale of net lease assets since October 1, 2016. Operating lease income from same store net lease assets, defined as net lease assets we owned on or prior to July 1, 2016 and were in service through September 30, 2017, increased to $31.4 million during the three months ended September 30, 2017 and $30.1 million during the three months ended September 30, 2016. The increase was primarily due to an increase in rent per occupied square foot, which was $11.18 for the three months ended September 30, 2017 and $10.59 for the same period in 2016, and was partially offset by a decrease in the occupancy rate, which was 97.9% as of September 30, 2017 and 98.8% as of September 30, 2016.

Operating lease income from operating properties increased to $16.0 million during the three months ended September 30, 2017 from $14.4 million for the same period in 2016. The increase was primarily due to the execution of new leases. Operating lease income from same store commercial operating properties, defined as commercial operating properties, excluding hotels and marinas, which we owned on or prior to July 1, 2016 and were in service through September 30, 2017, increased to $11.9 million during the three months ended September 30, 2017 as compared to $11.6 million for the same period in 2016. The increase was due to an increase in occupancy rates, which were 75.8% as of September 30, 2017 and 71.0% as of September 30, 2016, partially offset by a decrease in rent per occupied square foot, which was $24.72 for the three months ended September 30, 2017 and $25.71 for the same period in 2016. Ancillary operating lease income from land and development assets was $0.3 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively.

Interest income decreased to $25.4 million during the three months ended September 30, 2017 from $32.3 million for the same period in 2016. The decrease was due primarily to a decrease in the average balance of our performing loans, which decreased to $981.0 million in 2017 from $1.42 billion in 2016. The weighted average yield on our performing loans increased to 10.1% for the three months ended September 30, 2017 from 9.1% for the same period in 2016.
Other income increased to $20.7 million during the three months ended September 30, 2017 from $13.4 million for the same period in 2016. Other income during the three months ended September 30, 2017 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and interest income on our cash. Other income during the three months ended September 30, 2016 consisted of primarily of income from our hotel properties and other ancillary income from our operating properties. The increase in other income in 2017 from 2016 was due primarily to an increase in income at our hotel properties and an increase in interest income earned on our cash.
Land development revenue and cost of sales—During the three months ended September 30, 2017, we sold residential lots and units and recognized land development revenue of $26.0 million which had associated cost of sales of $27.5 million. During the three months ended September 30, 2016, we sold residential lots and units and recognized land development revenue of $31.6 million which had associated cost of sales of $22.0 million.
Costs and expenses—Interest expense decreased to $48.7 million during the three months ended September 30, 2017 from $55.1 million for the same period in 2016 due to a decrease in the balance of our average outstanding debt, which decreased to $3.71 billion for the three months ended September 30, 2017 from $3.96 billion for the same period in 2016. Our weighted average cost of debt for the three months ended September 30, 2017 and 2016 was 5.4% and 5.6%, respectively.
Real estate expenses increased to $36.3 million during the three months ended September 30, 2017 from $35.2 million for the same period in 2016. The increase was due primarily to an increase in expenses at commercial operating properties, which increased to $21.6 million in 2017 from $18.9 million in 2016, primarily resulting from an increase in costs at our hotel properties and losses incurred at properties impacted by the recent hurricanes that hit the United States. This increase was offset by a decrease in carry costs and other expenses on our land assets, which decreased to $8.7 million during the three months ended September 30, 2017 from $9.4 million for the same period in 2016. Expenses for net lease assets decreased to $4.4 million during the three months ended September 30, 2017 from $4.7 million for the same period in 2016. Expenses from same store net lease assets was $4.3 million and $3.7 million, respectively, for the three months ended September 30, 2017 and 2016. Expenses from same store commercial operating properties, excluding hotels and marinas, was $7.5 million and $7.6 million for the three months ended September 30, 2017 and 2016, respectively. Expenses associated with residential operating properties decreased to $1.6 million during the three months ended September 30, 2017 from $2.2 million for the same period in 2016 due to the sale of residential units since September 30, 2016.
Depreciation and amortization decreased to $11.8 million during the three months ended September 30, 2017 from $12.2 million for the same period in 2016, primarily due to the sale of net lease and commercial operating properties in since October 1, 2016.
General and administrative expenses increased to $21.0 million during the three months ended September 30, 2017 from $19.7 million for the same period in 2016, primarily due to a an increase in compensation expense related to performance incentive plans.
The net recovery of loan losses was $2.6 million during the three months ended September 30, 2017 as compared to a net recovery of loan losses of $15.0 million for the same period in 2016. The recovery of loan losses for the three months ended September 30, 2017 was due to a reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio. The net recovery of loan losses for the three months ended September 30, 2016 included recoveries of specific reserves of $11.7 million and a reduction in the general reserve of $15.8 million, partially offset by a provision on one non-performing loan of $12.5 million.
Impairment of assets was $0.6 million during the three months ended September 30, 2017 and resulted from the sale of an outparcel of land located at a commercial operating property. During the three months ended September 30, 2016, we recorded an aggregate impairment of $8.7 million from the sale of net lease assets and a change in business strategy on one land asset.
Other expense increased to $2.7 million during the three months ended September 30, 2017 from $0.8 million for the same period in 2016. The increase was primarily the result of costs incurred in connection with the repricing of our 2016 Senior Secured Credit Facility (refer to Note 10).
Loss on early extinguishment of debt, net—During the three months ended September 30, 2017, we incurred losses on early extinguishment of debt of $0.6 million resulting from repayments of our 2016 Senior Secured Credit Facility. During the three months ended September 30, 2016, we incurred losses on the early extinguishment of debt of $36 thousand related to repayments of secured facilities and unsecured notes prior to maturity.

Earnings from equity method investments—Earnings from equity method investments decreased to $2.5 million during the three months ended September 30, 2017 from $26.5 million for the same period in 2016. During the three months ended September 30, 2017, we recognized $1.0 million related to operations at our Net Lease Venture, $0.9 million from land development ventures and $0.6 million was aggregate income from our remaining equity method investments. During the three months ended September 30, 2016, we recognized $15.8 million of earnings primarily from the distribution of non-recourse financing proceeds at one of our land equity method investments, $6.2 million related to sales activity on a land development venture, $0.7 million related to operations at our Net Lease Venture and $3.8 million was aggregate income from our remaining equity method investments.
Income tax (expense) benefit—An income tax benefit of $1.3 million was recorded during the three months ended September 30, 2017 as compared to an income tax benefit of $8.3 million for the same period in 2016. The income tax benefit for the three months ended September 30, 2017 primarily resulted from a taxable loss incurred and the deduction for dividends paid to preferred shareholders (refer to Note 13). The income tax benefit for the three months ended September 30, 2016 primarily related to taxable losses generated by sales of certain taxable REIT subsidiary ("TRS") properties.

Discontinued Operations—In April 2017, institutional investors acquired a controlling interest in our GL business through the merger of one of our subsidiaries and related transactions. We received total consideration of $340.0 million, including $113.0 million in cash, including $55.5 million that we contributed to SAFE in its initial capitalization, and the proceeds from the $227.0 million 2017 Secured Financing (refer to Note 10). Income from discontinued operations represents the operating results from the 12 properties comprising our GL business.

Income from sales of real estate—During the three months ended September 30, 2017, we recognized gains due to sales of net lease assets and residential condominiums of $18.8 million and $0.5 million, respectively. During the three months ended September 30, 2016, we recognized gains due to sales of commercial operating properties of $23.4 million, net lease assets of $6.6 million and residential condominiums of $4.4 million.

Results of Operations for the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

	For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Operating lease income	$142,155	$147,270	$(5,115)	(3)%
Interest income	83,145	99,877	(16,732)	(17)%
Other income	172,037	35,079	136,958	>100%
Land development revenue	178,722	74,389	104,333	>100%
Total revenue	576,059	356,615	219,444	62%
Interest expense	148,684	168,173	(19,489)	(12)%
Real estate expense	106,554	104,815	1,739	2%
Land development cost of sales	165,888	50,842	115,046	>100%
Depreciation and amortization	37,297	39,781	(2,484)	(6)%
General and administrative	73,347	62,433	10,914	17%
(Recovery of) provision for loan losses	(8,128)	(12,749)	4,621	(36)%
Impairment of assets	15,292	11,753	3,539	30%
Other expense	20,849	4,741	16,108	>100%
Total costs and expenses	559,783	429,789	129,994	30%
Loss on early extinguishment of debt, net	(4,142)	(1,618)	(2,524)	>100%
Earnings from equity method investments	13,677	74,254	(60,577)	(82)%
Income tax (expense) benefit	(972)	9,859	(10,831)	>(100%)
Income from discontinued operations	4,939	10,934	(5,995)	(55)%
Gain from discontinued operations	123,418	—	123,418	100%
Income tax expense from discontinued operations	(4,545)	—	(4,545)	(100)%
Income from sales of real estate	28,267	88,387	(60,120)	(68)%
Net income	$176,918	$108,642	$68,276	63%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $142.2 million during the nine months ended September 30, 2017 from $147.3 million for the same period in 2016.

Operating lease income from net lease assets decreased to $93.6 million during the nine months ended September 30, 2017 from $95.6 million for the same period in 2016. The decrease was primarily due to the sale of net lease assets since October 1, 2016. Operating lease income from same store net lease assets, defined as net lease assets we owned on or prior to January 1, 2016 and were in service through September 30, 2017, increased to $90.1 million during the nine months ended September 30, 2017 from $88.6 million for the same period in 2016. This increase was primarily due to an increase in rent per occupied square foot to $10.68 for the nine months ended September 30, 2017 from $10.41 for the same period in 2016, partially offset by a decrease in the occupancy rate, which was 97.9% as of September 30, 2017 and 98.8% as of September 30, 2016.

Operating lease income from operating properties decreased to $48.0 million during the nine months ended September 30, 2017 from $51.3 million for the same period in 2016. The decrease was primarily due to commercial operating property sales since October 1, 2016, partially offset by the execution of new leases. Operating lease income from same store commercial operating properties, defined as commercial operating properties, excluding hotels and marinas, which we owned on or prior to January 1, 2016 and were in service through September 30, 2017, increased to $35.3 million during the nine months ended September 30, 2017 as compared to $34.2 million for the same period in 2016. This increase was primarily due to an increase in occupancy rates, which were 75.8% as of September 30, 2017 and 71.0% as of September 30, 2016, partially offset by a decrease in rent per occupied square foot, which was $24.47 for the nine months ended September 30, 2017 and $25.30 for the same period in 2016. Ancillary operating lease income from land and development assets was $0.6 million and $0.3 million during the nine months ended September 30, 2017 and 2016, respectively.

Interest income decreased to $83.1 million during the nine months ended September 30, 2017 from $99.9 million for the same period in 2016. The decrease was due primarily to a decrease in the average balance of our performing loans, which decreased to $1.15 billion in 2017 from $1.44 billion in 2016. The weighted average yield on our performing loans increased to 9.6% for the nine months ended September 30, 2017 from 8.9% for the same period in 2016.
Other income increased to $172.0 million during the nine months ended September 30, 2017 from $35.1 million for the same period in 2016. Other income during the nine months ended September 30, 2017 primarily consisted of interest income and real estate tax reimbursements resulting from the settlement of litigation involving a dispute over the purchase and sale of land (refer to Note11), income from our hotel properties and other ancillary income from our operating properties. Other income during the nine months ended September 30, 2016 consisted of income from our hotel properties, loan prepayment fees and property tax refunds.
Land development revenue and cost of sales—During the nine months ended September 30, 2017, we sold residential lots and units and one land parcel totaling 1,250 acres and recognized land development revenue of $178.7 million which had associated cost of sales of $165.9 million. During the nine months ended September 30, 2016, we sold residential lots and units and recognized land development revenue of $74.4 million which had associated cost of sales of $50.8 million. The increase in 2017 from 2016 was primarily due to the resolution of litigation involving a dispute over the purchase and sale of the approximately 1,250 acres of land in Prince George’s County, Maryland, which resulted in us recognizing $114.0 million of land development revenue and $106.3 million of land development cost of sales (refer to Note 11).
Costs and expenses—Interest expense decreased to $148.7 million during the nine months ended September 30, 2017 from $168.2 million for the same period in 2016 due to a decrease in the balance of our average outstanding debt, which decreased to $3.67 billion for the nine months ended September 30, 2017 from $4.09 billion for the same period in 2016. Our weighted average cost of debt for the nine months ended September 30, 2017 and 2016 was 5.6%.
Real estate expenses increased to $106.6 million during the nine months ended September 30, 2017 from $104.8 million for the same period in 2016. The increase was due to expenses for commercial operating properties, which increased to $62.3 million during the nine months ended September 30, 2017 from $56.1 million for the same period in 2016. This increase was primarily due to an increase in expenses at our hotel properties and losses incurred at properties impacted by the recent hurricanes that hit the United States, partially offset by property sales since October 1, 2016. This increase was partially offset by a decrease in carry costs and other expenses on our land assets, which decreased to $26.1 million during the nine months ended September 30, 2017 from $28.0 million for the same period in 2016. Expenses from same store commercial operating properties, excluding hotels and marinas, decreased to $22.4 million from $22.6 million for the same period in 2016. Expenses associated with residential operating properties decreased to $5.1 million during the nine months ended September 30, 2017 from $7.0 million for the same period in 2016 due to the sale of residential units since September 30, 2016. Expenses for net lease assets decreased to $13.1 million during the nine months ended September 30, 2017 from $13.8 million for the same period in 2016. Expenses from same store net lease assets was $12.1 million and $10.6 million, respectively, for the nine months ended September 30, 2017 and 2016.
Depreciation and amortization decreased to $37.3 million during the nine months ended September 30, 2017 from $39.8 million for the same period in 2016, primarily due to the sale of net lease and commercial operating properties in since October 1, 2016.
General and administrative expenses increased to $73.3 million during the nine months ended September 30, 2017 from $62.4 million for the same period in 2016, primarily due to a an increase in compensation expense related to performance incentive plans.
The net recovery of loan losses was $8.1 million during the nine months ended September 30, 2017 as compared to a net recovery of loan losses of $12.7 million for the same period in 2016. The recovery of loan losses for the nine months ended September 30, 2017 resulted from a reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio. Included in the net recovery for the nine months ended September 30, 2016 were recoveries of specific reserves of $11.7 million and a reduction in the general reserve of $14.8 million, partially offset by provisions on two non-performing loans of $13.8 million.
Impairment of assets was $15.3 million during the nine months ended September 30, 2017 and resulted primarily from an impairment on a land and development asset due to a change in our exit strategy and an impairment on a real estate asset held for sale due to shifting demand in the local condominium market along with a change in our exit strategy. During the nine months ended September 30, 2016, we recorded impairments of $11.8 million comprised of $3.8 million on a land asset resulting from a change in business strategy, $3.0 million on a residential operating property resulting from unfavorable local market conditions and $4.8 million on the sale of net lease assets.

Other expense increased to $20.8 million during the nine months ended September 30, 2017 from $4.7 million for the same period in 2016. The increase was primarily the result of paying organization and offering costs associated with the initial public offering of SAFE (refer to Note 7) and costs incurred in connection with the repricing of our 2016 Senior Secured Credit Facility (refer to Note 10) recorded during the nine months ended September 30, 2017.
Loss on early extinguishment of debt, net—During the nine months ended September 30, 2017, we incurred losses on early extinguishment of debt of $4.1 million resulting from repayments of unsecured notes prior to maturity and the repricing of our 2016 Senior Secured Credit Facility. During the nine months ended September 30, 2016, we incurred losses on the early extinguishment of debt of $1.6 million related to repayments of secured facilities and unsecured notes prior to maturity.
Earnings from equity method investments—Earnings from equity method investments decreased to $13.7 million during the nine months ended September 30, 2017 from $74.3 million for the same period in 2016. During the nine months ended September 30, 2017, we recognized $3.8 million primarily from profit participations on a land development venture, $4.8 million related to sales activity on a land development venture, $3.0 million related to operations at our Net Lease Venture and $2.1 million was aggregate income from our remaining equity method investments. During the nine months ended September 30, 2016, we recognized $33.2 million primarily from the sale of an equity method investment in a commercial operating property, $11.6 million of earnings primarily from the distribution of non-recourse financing proceeds at one of our land equity method investments, $19.6 million related to sales activity on a land development venture, $2.6 million related to operations at our Net Lease Venture and $7.3 million was aggregate income from our remaining equity method investments.
Income tax (expense) benefit—An income tax expense of $1.0 million was recorded during the nine months ended September 30, 2017 as compared to an income tax benefit of $9.9 million for the same period in 2016. The income tax expense for the nine months ended September 30, 2017 primarily related to federal alternative minimum taxes on REIT taxable income generated by the settlement of litigation on the sale of a land parcel. The income tax benefit for the nine months ended September 30, 2016 primarily related to taxable losses generated by sales of certain TRS properties.

Discontinued Operations—During the nine months ended September 30, 2017, institutional investors acquired a controlling interest in our GL business through the merger of one of our subsidiaries and related transactions. We received total consideration of $340.0 million, including $113.0 million in cash, including $55.5 million that we contributed to SAFE in its initial capitalization, and the proceeds from the $227.0 million 2017 Secured Financing (refer to Note 10). We had a carrying value of approximately $161.1 million in our GL assets and recognized a gain from discontinued operations of $123.4 million, reflecting the aggregate gain less the fair value of our retained interest in SAFE. Income from discontinued operations represents the operating results from the 12 properties comprising our GL business.

Income from sales of real estate—During the nine months ended September 30, 2017, we recognized gains due to sales of net lease assets and residential operating properties of $25.0 and $3.3 million, respectively. During the nine months ended September 30, 2016, we recognized gains due to sales of commercial operating properties of $49.2 million, residential condominiums of $23.3 million and net lease assets of $15.9 million.

Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income is used internally as a supplemental performance measure adjusting for certain non-cash GAAP measures to give management a view of income more directly derived from current period activity. Adjusted income is calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense, the non-cash portion of gain (loss) on early extinguishment of debt and is adjusted for the effect of gains or losses on charge-offs and dispositions on carrying value gross of loan loss reserves and impairments ("Adjusted Income"). In the third quarter 2017, we modified our presentation of Adjusted Income to exclude the effect of the amount of the liquidation preference that was recorded as a premium above book value on the redemption of preferred stock (refer to Note 13) and the imputed non-cash interest expense recognized for the conversion feature of our senior convertible notes (refer to Note 10).

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017		2016	2017	2016
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$(34,530)		$46,292	$115,834	$63,210
Add: Depreciation and amortization(1)	14,765		15,598	45,438	50,107
Add: (Recovery of) provision for loan losses	(2,600)		(14,955)	(8,128)	(12,749)
Add: Impairment of assets(2)	595		8,741	15,292	12,668
Add: Stock-based compensation expense	2,934		1,434	12,730	7,644
Add: Loss on early extinguishment of debt, net	616		36	1,392	1,618
Add: Non-cash interest expense on senior convertible notes	110	—	—	110	—
Add: Premium on redemption of preferred stock	16,314		—	16,314	—
Less: Losses on charge-offs and dispositions(3)	(1,779)		(8,039)	(15,906)	(12,602)
Less: Participating Security allocation	—		—	—	(21)
Adjusted income (loss) allocable to common shareholders	$(3,575)		$49,107	$183,076	$109,875
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

Liquidity and Capital Resources

During the three months ended September 30, 2017, we invested $140.4 million associated with new investments, prior financing commitments as well as ongoing development during the quarter. Total investments included $57.9 million in lending and other investments, $34.5 million to develop our land and development assets and $48.0 million of capital to reposition or redevelop our operating properties and invest in net lease assets. Also during the three months ended September 30, 2017, we generated $247.0 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $137.7 million from real estate finance, $7.3 million from operating properties, $61.4 million from net lease assets, $32.1 million from land and development assets and $8.5 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on real estate and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Operating Properties	$22,308	$33,367
Net Lease	2,583	2,307
Total capital expenditures on real estate assets	$24,891	$35,674

Land and Development	$84,966	$58,961
Total capital expenditures on land and development assets	$84,966	$58,961
As of September 30, 2017, we had unrestricted cash of $1.9 billion; however, we used approximately $1.4 billion subsequent to September 30, 2017 to redeem several series of our unsecured notes and preferred stock, as discussed above under "Executive Overview." Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $175.0 million to $225.0 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development and operating properties business segments and include multifamily and residential development activities which are expected to include approximately $100.0 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of September 30, 2017, we also had approximately $419.8 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). Our capital sources to meet cash uses through the next 12 months and beyond will primarily be expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable, operating lease obligations and accounts payable related to the redemption of our Series E and Series F preferred stock as of September 30, 2017 (refer to Note 10 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes(1)	$3,620,000	$1,150,000	$1,170,000	$1,300,000	$—	$—
Secured credit facilities	400,000	4,000	8,000	388,000	—	—
Mortgages	223,182	17,465	39,449	116,994	49,274	—
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	4,343,182	1,171,465	1,217,449	1,804,994	49,274	100,000
Interest Payable(2)	663,822	198,333	273,116	153,470	15,176	23,727
Loan Participations Payable(3)	122,846	115,243	7,603	—	—	—
Operating Lease Obligations	19,159	5,408	7,819	3,018	2,914	—
Accounts Payable(4)	241,830	241,830	—	—	—	—
Total	$5,390,839	$1,732,279	$1,505,987	$1,961,482	$67,364	$123,727
_______________________________________________________________________________

(1)
Subsequent to September 30, 2017, we repaid the $550.0 million principal amount outstanding of our 4.0% senior unsecured notes due November 2017, the $300.0 million principal amount outstanding of our 7.125% senior unsecured notes due February 2018 and the $300.0 million principal amount outstanding of our 4.875% senior unsecured notes due July 2018.

(2)
Variable-rate debt assumes 1-month LIBOR of 1.23% and 3-month LIBOR of 1.34% that were in effect as of September 30, 2017. Interest payable includes $36.3 million of aggregate interest payable on the $550.0 million principal amount of 4.0% senior unsecured notes due November 2017, the $300.0 million principal amount of 7.125% senior unsecured notes due February 2018 and the $300.0 million principal amount of 4.875% senior unsecured notes due July 2018 that were all repaid in October 2018.

(3)	Refer to Note 9 to the consolidated financial statements.

(4)
On September 19, 2017, we gave irrevocable notice to redeem all of our issued and outstanding Series E and Series F preferred stock for the aggregate liquidation preference of $240.0 million, plus accrued and unpaid dividends of $1.8 million to the redemption date, on October 20, 2017 (refer to Note 13).

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
2016 Secured Term Loan—In December 2016, we arranged a $170.0 million delayed draw secured term loan (the "2016 Secured Term Loan"). In March 2017, we allowed the 2016 Secured Term Loan to expire and replaced the 2016 Secured Term Loan with the 2017 Secured Financing. The 2016 Secured Term Loan was collateralized by the 12 properties that served as collateral for the 2017 Secured Financing.
2016 Senior Secured Credit Facility—In June 2016, we entered into a senior secured credit facility of $450.0 million (the "2016 Senior Secured Credit Facility"). In August 2016, we upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Secured Credit Facility was issued at 99% of par and the upsize was issued at par. In January 2017, we repriced the 2016 Senior Secured Credit Facility to LIBOR plus 3.75% with a 1.00% LIBOR floor from LIBOR plus 4.50% with a 1.00% LIBOR floor. In September 2017, we downsized, repriced and extended the 2016 Senior Secured Credit Facility to $400.0 million priced at LIBOR plus 3.00% with a 0.75% LIBOR floor and maturing in October 2021. These transactions resulted in an aggregate 1.50% reduction in price.
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

2015 Secured Revolving Credit Facility—In March 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). In September 2017, we upsized the 2015 Secured Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.30% to 0.50%, based on corporate credit ratings each quarter. At maturity, we may convert outstanding borrowings to a one-year term loan which matures in quarterly installments through September 2021. As of September 30, 2017, based on our borrowing base of assets, we had $325.0 million of borrowing capacity available under the 2015 Secured Revolving Credit Facility.
Unsecured Notes—In September 2017, our corporate credit rating was upgraded by Moody's, S&P and Fitch and we issued $400.0 million principal amount of 4.625% senior unsecured notes due September 2020, $400.0 million principal amount of 5.25% senior unsecured notes due September 2022 and $250.0 million of 3.125% Convertible Notes due September 2022. Subsequent to September 30, 2017, proceeds from these offerings, together with cash on hand, were used to repay in full the $550.0 million principal amount outstanding of our 4.0% senior unsecured notes due November 2017, the $300.0 million principal amount outstanding of our 7.125% senior unsecured notes due February 2018 and the $300.0 million principal amount outstanding of our 4.875% senior unsecured notes due July 2018. In addition, subsequent to September 30, 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes.

In March 2017, we issued $375.0 million principal amount of 6.00% senior unsecured notes due April 2022. Proceeds from the offering were primarily used to repay in full the $99.7 million principal amount outstanding of our 5.85% senior unsecured notes due March 2017 and repay in full the $275.0 million principal amount outstanding of our 9.00% senior unsecured notes due June 2017. In March 2016, we repaid the $261.4 million principal amount outstanding of our 5.875% senior unsecured notes at maturity using available cash. In addition, we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount outstanding of our senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility.

Encumbered/Unencumbered Assets—The carrying value of our encumbered and unencumbered assets by asset type are as follows ($ in thousands):

	As of
	September 30, 2017		December 31, 2016
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Real estate, net	$841,570	$482,292	$881,212	$506,062
Real estate available and held for sale	—	65,658	—	237,531
Land and development, net	25,100	836,407	35,165	910,400
Loans receivable and other lending investments, net(1)(2)	188,973	813,447	172,581	1,142,050
Other investments	—	289,037	—	214,406
Cash and other assets	—	2,145,713	—	590,299
Total	$1,055,643	$4,632,554	$1,088,958	$3,600,748
_______________________________________________________________________________

(1)	As of September 30, 2017 and December 31, 2016, the amounts presented exclude general reserves for loan losses of $15.2 million and $23.3 million, respectively.

(2)	As of September 30, 2017 and December 31, 2016, the amounts presented exclude loan participations of $122.2 million and $159.1 million, respectively.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2017, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$317,091	$6,136	$50,933	$374,160
Strategic Investments	—	—	45,642	45,642
Total	$317,091	$6,136	$96,575	$419,802
_______________________________________________________________________________

(1)	Excludes $115.3 million of commitments on loan participations sold that are not our obligation.

Stock Repurchase Program—In February 2016, after having substantially utilized the remaining availability previously authorized, our Board of Directors authorized a new $50.0 million stock repurchase program. After having substantially utilized the availability authorized in February 2016, our Board of Directors authorized an increase to the stock repurchase program to $50.0 million, effective August 4, 2016. The program authorizes the repurchase of common stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. In connection with the sale of the 3.125% Convertible Notes in September 2017 (refer to Note 10 in the consolidated financial statements), we repurchased 4.0 million shares of our common stock for $45.9 million at an average cost of $11.51 per share in privately negotiated transactions with purchasers of the 3.125% Convertible Notes. During the nine months ended September 30, 2016, we repurchased 10.2 million shares of our common stock for $98.4 million, at an average cost of $9.67 per share. As of September 30, 2017, we had remaining authorization to repurchase up to $4.1 million of common stock under our stock repurchase program.
Preferred Equity—Subsequent to September 30, 2017, we redeemed our Series E and Series F preferred stock at par for the aggregate liquidation preference of $240.0 million plus accrued and unpaid dividends in the amount of $1.8 million to the redemption date (refer to Note 13 in the consolidated financial statements).
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
As of September 30, 2017, the remainder of our significant accounting policies, which are detailed in our 2016 Annual Report, have not changed materially.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 1.23% as of September 30, 2017. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$(2,048)
Base Interest Rate	—
+10 Basis Points	2,048
+50 Basis Points	10,242
+100 Basis Points	20,483
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of September 30, 2017, $451.5 million of our floating rate loans have a cumulative weighted average interest rate floor of 0.3% and $522.8 million of our floating rate debt has a cumulative weighted average interest rate floor of 0.7%.

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

Lennar has filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of two specific issues previously decided in our favor by the lower courts. We have filed a brief in opposition to the petition. There can be no assurance as to the outcome of Lennar’s petition or, if it is accepted, any determination or redetermination by the U.S. Supreme Court affecting this matter.

Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in the Company's 2016 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
July 1 to July 31	—	$—	—	$50,000,000
August 1 to August 31	—	$—	—	$50,000,000
September 1 to September 30	3,990,300	$11.51	3,990,300	$4,071,647
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

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1	$325 million Amended and Restated Credit Agreement, dated as of September 27, 2017, among iStar Inc., the Banks listed therein and JPMorgan Chase Bank, N.A., as administrative agent
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the nine months ended September 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
Date:	November 2, 2017	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	November 2, 2017	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)