Form 10-K
period 2017-12-31
ISTAR INC.
filed 2018-02-26
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of June 30, 2017 the aggregate market value of iStar Inc. common stock, $0.001 par value per share, held by non-affiliates (1) of the registrant was approximately $833 million, based upon the closing price of $12.04 on the New York Stock Exchange composite tape on such date.
As of February 22, 2018, there were 67,539,717 shares of common stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant's directors and executive officers.
DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2018 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Overview
iStar Inc. (references to the "Company," "we," "us" or "our" refer to iStar Inc.) finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also provides management services for its ground lease and net lease equity method investments. The Company has invested more than $35 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's four primary business segments are real estate finance, net lease, operating properties and land and development.
Real Estate Finance: The real estate finance portfolio is comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. The Company's portfolio also includes preferred equity investments and senior and subordinated loans to business entities, particularly entities engaged in real estate or real estate related businesses, and may be either secured or unsecured. The Company's loan portfolio includes whole loans and loan participations.
Net Lease: The net lease portfolio is primarily comprised of properties owned by the Company and leased to single creditworthy tenants where the properties are subject to long-term leases. Most of the leases provide for expenses at the facilities to be paid by the tenants on a triple net lease basis. The properties in this portfolio are diversified by property type and geographic location. In addition to net lease properties owned by the Company, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the "Net Lease Venture"). The Company invests in new net lease investments primarily through the Net Lease Venture, in which it holds a non-controlling 51.9% interest. In 2017, the Company also conceived and ultimately launched a new, publicly traded REIT focused exclusively on the ground lease ("Ground Lease") asset class called Safety, Income & Growth Inc. ("SAFE"). We believe that SAFE is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize Ground Leases. Ground Leases generally represent ownership of the land underlying commercial real estate projects that is triple net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon. As of December 31, 2017, we owned approximately 37.6% of SAFE's common stock outstanding which had a market value of $120.2 million at that date. We also serve as SAFE's external manager pursuant to a management agreement.
Operating Properties: The operating properties portfolio is comprised of commercial and residential properties which represent a diverse pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop its transitional properties with the objective of maximizing their value through the infusion of capital and/or concentrated asset management efforts. The commercial properties within this portfolio include office, retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.

Land & Development: The land and development portfolio is primarily comprised of land entitled for master planned communities as well as waterfront and urban infill land parcels located throughout the United States. Master planned communities represent large-scale residential projects that the Company will entitle, plan and/or develop and may sell through retail channels to homebuilders or in bulk. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. The Company may develop these properties itself, or in partnership with commercial real estate developers, or may sell the properties.
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
Financing Strategy
The Company uses leverage to enhance its return on assets. In the third and fourth quarters of 2017, we completed a comprehensive set of capital markets transactions that addressed all parts of our capital structure, resulting in our having:

•	repaid or refinanced all of our 2017 and 2018 corporate debt maturities, leaving no corporate debt maturities until July 2019;

•	extended our weighted average debt maturity by 1.5 years to 4.0 years;

•	reduced annual expenses;

•	lowered our cost of capital;

•	established new banking relationships;

•	increased liquidity to pursue new investment opportunities; and

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
Investment Strategy
Our strategy is to continue to focus on our net lease and real estate finance businesses to find selective investment opportunities in these core businesses. In addition, we will continue to monetize our commercial and residential operating properties as well as our land portfolio.

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

Portfolio Overview
As of December 31, 2017, based on carrying values gross of accumulated depreciation and general loan loss reserves, our total investment portfolio has the following characteristics:
Asset Type

As of December 31, 2017, based on carrying values gross of accumulated depreciation and general loan loss reserves, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Total	% of Total
Land and Development	$—	$—	$—	$932,547	$932,547	22.1%
Office / Industrial	48,900	673,424	128,368	—	850,692	20.1%
Mixed Use / Mixed Collateral	306,625	—	196,667	—	503,292	11.9%
Entertainment / Leisure	—	489,497	—	—	489,497	11.5%
Condominium	421,787	—	48,519	—	470,306	11.1%
Hotel	291,929	—	104,415	—	396,344	9.3%
Other Property Types	223,458	—	11,837	—	235,295	5.5%
Retail	25,456	57,348	138,928	—	221,732	5.2%
Ground Leases(1)	—	129,154	—	—	129,154	3.0%
Strategic Investments	—	—	—	—	13,618	0.3%
Total	$1,318,155	$1,349,423	$628,734	$932,547	$4,242,477	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Total	% of Total
Northeast	$798,357	$414,373	$47,557	$268,953	$1,529,240	36.0%
West	38,137	286,222	66,398	366,672	757,429	17.9%
Southeast	181,074	253,960	140,635	114,266	689,935	16.3%
Southwest	93,509	162,684	256,248	22,292	534,733	12.6%
Central	181,621	79,701	82,161	31,500	374,983	8.8%
Mid-Atlantic	—	149,618	35,735	128,864	314,217	7.4%
Various(2)	25,457	2,865	—	—	28,322	0.7%
Strategic Investments(2)	—	—	—	—	13,618	0.3%
Total	$1,318,155	$1,349,423	$628,734	$932,547	$4,242,477	100.0%
_______________________________________________________________________________

(1)	Primarily represents the market value of our equity method investment in SAFE.

(2)	Strategic investments and the various category include $9.2 million of international assets.

Industry Segments
The Company has four business segments: Real Estate Finance, Net Lease, Operating Properties and Land and Development. The following describes the Company's reportable segments as of December 31, 2017 ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate / Other(1)	Total
Real estate, at cost	$—	$1,108,051	$521,385	$—	$—	$1,629,436
Less: accumulated depreciation	—	(292,268)	(55,137)	—	—	(347,405)
Real estate, net	—	815,783	466,248	—	—	1,282,031
Real estate available and held for sale	—	—	68,588	—	—	68,588
Total real estate	—	815,783	534,836	—	—	1,350,619
Land and development, net	—	—	—	860,311	—	860,311
Loans receivable and other lending investments, net	1,300,655	—	—	—	—	1,300,655
Other investments	—	205,007	38,761	63,855	13,618	321,241
Total portfolio assets	$1,300,655	$1,020,790	$573,597	$924,166	$13,618	$3,832,826
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
Real Estate Finance
The Company's real estate finance business targets large, sophisticated investors by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. The Company's real estate finance portfolio consists of senior mortgage loans that are secured by commercial and residential real estate assets where the Company is the first lien holder, subordinated mortgage loans that are secured by second lien or junior interests in commercial and residential real estate assets, and corporate/partnership loans, which represent mezzanine or subordinated loans to entities for which the Company does not have a lien on the underlying asset, but may have a pledge of underlying equity ownership of such assets. The Company's real estate finance portfolio includes loans on stabilized and transitional properties and ground-up construction projects. In addition, the Company has preferred equity investments and debt securities classified as other lending investments.

The Company's real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2017		2016
	Total	% of Total	Total	% of Total
Performing loans:
Senior mortgages	$709,809	53.9%	$854,805	58.0%
Corporate/partnership loans	332,387	25.2%	333,244	22.6%
Subordinate mortgages	9,495	0.7%	14,078	1.0%
Subtotal	1,051,691	79.8%	1,202,127	81.6%
Non-performing loans(1):
Senior mortgages	32,825	2.5%	36,159	2.5%
Corporate/partnership loans	144,063	10.9%	144,674	9.8%
Subordinate mortgages	—	—%	10,863	0.7%
Subtotal	176,888	13.4%	191,696	13.0%
Total carrying value of loans	1,228,579	93.2%	1,393,823	94.6%
Other lending investments—securities	89,576	6.8%	79,916	5.4%
Total carrying value	1,318,155	100.0%	1,473,739	100.0%
General reserve for loan losses	(17,500)		(23,300)
Total loans receivable and other lending investments, net	$1,300,655		$1,450,439
_______________________________________________________________________________

(1)	Non-performing loans are presented net of asset-specific loan loss reserves of $61.0 million and $62.2 million, respectively, as of December 31, 2017 and 2016.
Summary of Portfolio Characteristics—As of December 31, 2017, the Company's performing loans and other lending investments had a weighted average loan to value ratio of 67%. Additionally, the Company's performing loans were comprised of 22% fixed-rate loans and 78% variable-rate loans that had a weighted average yield of 9.8% and a weighted average remaining term of 2.0 years.
Portfolio Activity—During the year ended December 31, 2017, the Company invested $618.5 million (including capitalized deferred interest) in its real estate finance portfolio and received repayments of $722.0 million (including the receipt of previously capitalized deferred interest).

Summary of Interest Rate Characteristics—The Company's loans receivable and other lending investments had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2017			2016
	Carrying Value	% of Total	Weighted Average Accrual Rate	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans and other lending investments	$251,185	19.1%	9.4%	$282,810	19.2%	9.4%
Variable-rate loans(1)	890,082	67.5%	8.2%	999,233	67.8%	7.3%
Non-performing loans(2)	176,888	13.4%	N/A	191,696	13.0%	N/A
Total carrying value	1,318,155	100.0%		1,473,739	100.0%
General reserve for loan losses	(17,500)			(23,300)
Total loans receivable and other lending investments, net	$1,300,655			$1,450,439
__________________________________________________________________________

(1)	As of December 31, 2017 and 2016, includes $416.6 million and $657.9 million, respectively, of loans with a weighted average LIBOR floor of 0.3% and 0.2%, respectively.

(2)	Non-performing loans are presented net of asset-specific loan loss reserves of $61.0 million and $62.2 million, respectively, as of December 31, 2017 and 2016.
Summary of Maturities—As of December 31, 2017 the Company's loans receivable and other lending investments had the following maturities ($ in thousands):

Year of Maturity	Number of Loans Maturing	Carrying Value	% of Total
2018	17	$583,623	44.2%
2019	10	463,541	35.2%
2020	3	16,907	1.3%
2021	4	7,597	0.6%
2022	—	—	—%
2023 and thereafter	5	69,599	5.3%
Total performing loans and other lending investments	39	$1,141,267	86.6%
Non-performing loans(1)	5	176,888	13.4%
Total carrying value	44	$1,318,155	100.0%
General reserve for loan losses		(17,500)
Total loans receivable and other lending investments, net		$1,300,655
_______________________________________________________________________________

(1)	Non-performing loans are presented net of asset-specific loan loss reserves of $61.0 million.
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
In 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets and gave a right of first refusal to the venture on all new net lease investments that meet specified investment criteria (refer to Note 7 in our consolidated financial statements for more information on our Net Lease Venture). The Net Lease Venture's investment period expires on March 31, 2018. The term of the Net Lease Venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of the Company and its partner.

In April 2017, institutional investors acquired from us a controlling interest in SAFE's predecessor, which held our Ground Lease business (the "Acquisition Transactions"). Our Ground Lease business was a component of our net lease segment and consisted of 12 properties subject to long-term net leases including seven Ground Leases and one master lease (covering five properties). As a result of the Acquisition Transactions, we deconsolidated the 12 properties and the associated financing. We account for our investment in SAFE as an equity method investment (refer to Note 7). We have an exclusivity agreement with SAFE pursuant to which we agreed, subject to certain exceptions, that we will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless we have first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.

In June 2017, SAFE completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to us, its largest shareholder. Subsequent to the initial public offering and through December 31, 2017, we purchased 1.8 million shares of SAFE's common stock for $34.1 million in open market transactions, at an average cost of $18.85 per share. As of December 31, 2017, we owned approximately 37.6% of SAFE's common stock outstanding which had a market value of $120.2 million at that date.
As of December 31, 2017, our consolidated net lease portfolio totaled $1.1 billion gross of $292.3 million of accumulated depreciation. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and the Net Lease Venture, totaled $1.3 billion. The table below provides certain statistics for our net lease portfolio and net lease equity method investments.

	Consolidated Real Estate	SAFE		Net Lease Venture
Ownership %	100.0%	37.6%		51.9%
Net book value (millions)	$816	$490	(1)	$597	(1)
Accumulated depreciation (millions)	292	7		48
Gross carrying value (millions)	$1,108	$497		$645

Occupancy	97.9%	100.0%		100.0%
Square footage (thousands)	11,322	3,849		4,238
Weighted average lease term (years)	14.0	60.6		19.0
Weighted average yield	8.9%	5.0%	(2)	8.5%
_______________________________________________________________________________
(1)Net book value represents the net book value of real estate and real estate-related intangibles.
(2)Represents the annualized asset yield.

Portfolio Activity—During the year ended December 31, 2017, the Company acquired one net lease asset for $6.6 million and invested an aggregate $4.9 million of tenant improvements and capital expenditures on its existing net lease assets. In addition, during the year ended December 31, 2017, the Company made contributions of $49.2 million to the Net Lease Venture and received distributions of $26.0 million from the Net Lease Venture. During the year ended December 31, 2017, the Company recognized $87.5 million in income from sales of real estate and received proceeds of $175.4 million from its net lease portfolio (refer to Note 4 in the Company's consolidated financial statements for further details on consolidated net lease asset activities).

Summary of Lease Expirations—As of December 31, 2017, lease expirations on the Company's net lease assets, excluding our equity method investments in SAFE and the Net Lease Venture, are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2018	2	$2,323	2.1%	0.6%	119
2019	2	582	0.5%	0.1%	61
2020	1	1,489	1.4%	0.4%	115
2021	2	3,076	2.8%	0.7%	144
2022	3	9,709	9.0%	2.4%	584
2023	2	4,573	4.2%	1.1%	67
2024	1	5,272	4.9%	1.3%	200
2025	—	—	—%	—%	—
2026	4	10,020	9.3%	2.4%	638
2027	2	2,796	2.6%	0.7%	892
2028 and thereafter	10	68,339	63.2%	16.6%	8,260
Total	29	$108,179	100.0%	26.3%	11,080
Weighted average remaining lease term (in years)	14.0
_______________________________________________________________________________

(1)	Reflects the percentage of annualized operating lease income for leases in-place as a percentage of annualized total revenue.

Operating Properties
The operating properties portfolio is comprised of commercial and residential properties, which represent a diverse pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop its transitional properties with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. Upon stabilization, the Company will generally look to monetize these assets if favorable conditions exist for maximizing value. The commercial properties within this portfolio include office, retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.
The Company's operating properties portfolio, including equity method investments, included the following ($ in thousands):

	Commercial		Residential
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Real estate, at cost	$521,385	$522,337	$—	$—
Less: accumulated depreciation	(55,137)	(46,175)	—	—
Real estate, net	$466,248	$476,162	$—	$—
Real estate available and held for sale	20,069	—	48,519	82,480
Other investments	38,761	3,577	—	6
Total portfolio assets	$525,078	$479,739	$48,519	$82,486
Commercial Properties
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

	Commercial Operating Property Statistics
	($ in millions)
	Stabilized Operating		Transitional Operating		Total
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Gross book value ($mm)(1)	$427	$337	$153	$189	$580	$526
Occupancy(2)	85%	86%	61%	54%	78%	74%
Yield	6.0%	8.5%	3.7%	1.5%	5.5%	5.5%
______________________________________________________________

(1)	Gross carrying value represents carrying value gross of accumulated depreciation.

(2)	Occupancy is as of December 31, 2017 and 2016.
Summary of Portfolio Characteristics—As of December 31, 2017, commercial properties within the operating properties portfolio, including equity method investments, included 26 facilities, encompassing 4.1 million square feet located in 10 states. Commercial properties include office, industrial and retail buildings along with hotels and marinas. The Company’s commercial properties were primarily acquired through foreclosure or deed in lieu of foreclosure in connection with the resolution of loans.
Portfolio Activity—During the year ended December 31, 2017, the Company received $2.5 million of distributions from its commercial operating property equity method investments. The Company also invested $27.7 million in its commercial operating properties and made contributions of $36.3 million to its commercial operating property equity method investments.

As of December 31, 2017, lease expirations on commercial properties within the operating properties portfolio, excluding hotels, marinas and other investments, were as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2018(2)	121	$5,568	13.8%	1.3%	328
2019	52	2,028	5.0%	0.5%	129
2020	41	2,617	6.5%	0.6%	132
2021	27	9,410	23.3%	2.3%	71
2022	45	3,888	9.6%	0.9%	308
2023	8	1,180	2.9%	0.3%	64
2024	9	1,497	3.7%	0.4%	144
2025	8	1,683	4.2%	0.4%	48
2026	14	2,372	5.9%	0.6%	416
2027	38	6,364	15.8%	1.5%	130
2028 and thereafter	15	3,758	9.3%	0.9%	155
Total	378	$40,365	100.0%	9.7%	1,925
Weighted average remaining lease term (in years)	5.4
_______________________________________________________________________________

(1)	Reflects the percentage of annualized operating lease income for leases in-place as a percentage of annualized total revenue.

(2)	Includes office leases expiring in commercial properties as well as month-to-month and short term license agreements within our retail properties.
Residential Properties
Summary of Portfolio Characteristics—As of December 31, 2017, residential properties within the operating properties portfolio included 6 residential projects with 34 units located within luxury condominium projects in major cities throughout the United States.
Portfolio Activity—During the year ended December 31, 2017, the Company sold 23 residential condominiums (excluding fractional units) for net proceeds of $35.3 million resulting in income from sales of real estate of $4.5 million. During the same period, the Company invested $7.4 million of capital expenditures in its residential properties.
Land and Development
The Company's land and development portfolio included the following ($ in thousands):

	As of December 31,
	2017	2016
Land and development, net	$860,311	$945,565
Other investments	63,855	84,804
Total	$924,166	$1,030,369
Summary of Portfolio Characteristics—As of December 31, 2017, the Company's land and development portfolio, including equity method investments, included 28 properties, comprised of eight master planned community ("MPC") projects, 14 infill land parcels and six waterfront land parcels located throughout the United States. MPCs represent large-scale residential projects that the Company has and/or will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. The remainder of the Company’s land includes infill and waterfront parcels located in and around major cities that the Company will develop, sell to or partner with commercial real estate developers. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects.

Portfolio Activity—The following tables present a land and development portfolio rollforward and certain land and development statistics.

Land and Development Portfolio Rollforward
(in millions)
	Years Ended December 31,
	2017	2016
Beginning balance(1)	$945.6	$1,002.0
Asset sales(2)	(175.3)	(68.9)
Asset transfers in (out)(3)	(8.9)	(90.7)
Capital expenditures	127.0	109.5
Other(4)	(28.1)	(6.3)
Ending balance(1)	$860.3	$945.6
_______________________________________________________________________
(1)As of December 31, 2017 and 2016, excludes $63.9 million and $84.8 million, respectively, of equity method investments.
(2)Represents gross book value of the assets sold, rather than proceeds received.
(3)Assets transferred into land and development segment or out to another segment.
(4)For the years ended December 31, 2017 and 2016, includes $20.5 million and $3.8 million, respectively, of impairments.

Land and Development Statistics
(in millions)
	Years Ended December 31,
	2017	2016
Land development revenue	$196.9	$88.3
Land development cost of sales	180.9	62.0
Land development revenue less cost of sales	$16.0	$26.3
Earnings from land and development equity method investments	7.3	30.0
Income from sales of real estate(1)	—	8.8
Total	$23.3	$65.1
_______________________________________________________________________________

(1)
During the year ended December 31, 2016, we sold a land and development asset to a newly formed unconsolidated entity in which we own a 50.0% equity interest and recognized a gain on sale of $8.8 million, reflecting our share of the interest sold.

As of December 31, 2017, the Company had seven land and development projects in production, eight in development and 13 in the pre-development phase. The Company's land and development projects that contributed to revenues during the year ended December 31, 2017 are listed below ($ in thousands):

Project	Property Type	Location	Anticipated Sales Completion Date(1)	2017 Revenue	Units Sold in 2017(2)	Cumulative Units Sold	Estimated Remaining Units(2)
Land and development
Bevard(3)	MPC	Prince George's County, MD	2017	$114,000	N/A	N/A	N/A
Naples Reserve	MPC	Naples, FL	2022	22,055	204	364	745
Monroe	Waterfront	Asbury Park, NJ	2018	17,025	29	29	5
Magnolia Green	MPC	Richmond, VA	2026	16,598	196	985	2,061
Sage Scottsdale	Infill/Mixed Use	Scottsdale, AZ	2017	12,534	23	72	—
Spring Mountain Ranch Phase 2 & 3	MPC	Riverside, CA	2020	8,203	96	96	878
Heath at Tetherow	MPC	Bend, OR	2017	6,464	34	159	—
Total land and development				196,879	582	1,705	3,689
Land and development equity method investments(4)				Equity in Earnings	Units Sold in 2017(2)	Cumulative Units Sold	Estimated Remaining Units(2)
Marina Palms(5)	Waterfront	N. Miami Beach, FL	2018	2,621	200	433	35
Spring Mountain Ranch Phase 1	MPC	Riverside, CA	2017	4,734	52	435	—
Other land and development equity method investments	Various	Various	Various	(63)	N/A	N/A	N/A
Total land and development equity method investments				7,292	252	868	35
Total Land and Development Projects Contributing to Earnings				$204,171	834	2,573	3,724
_______________________________________________________________________________

(1)
Anticipated completion dates are subject to change as a result of factors that may be outside of the Company's control, such as economic conditions, uncertainty with rezoning, obtaining governmental permits and approvals, concerns of community associations and reliance on third party contractors.

(2)
Units sold in 2017 excludes land bulk parcel sales. Estimated remaining units may include single-family lots, condos, multifamily rental units and hotel keys, as applicable, for the respective properties and are subject to change.

(3)	Refer to Note 11.

(4)	These land and development projects are accounted for under the equity method of accounting.

(5)	Sales activity is the result of percentage of completion accounting at the joint venture during the year ended December 31, 2017.

Bevard
In connection with the resolution of litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland ("Bevard"), during the year ended December 31, 2017, we recognized $114.0 million of land development revenue (refer to Note 11).

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
Naples Reserve sold 204 residential lots for $22.1 million of land development revenue during the year ended December 31, 2017.

Monroe
Monroe is a 34 unit residential condominium development in Asbury Park, NJ. Monroe sold 29 condominium units for $17.0 million of land development revenue during the year ended December 31, 2017.
Magnolia Green
Magnolia Green is a 3,500 unit multi-generational master planned community just outside of Richmond, Virginia with distinct phases designed for people in different life stages, from first home buyers to empty nesters. Built on nearly 1,900 acres, Magnolia Green is a community with home designs from the area's top builders. The community’s amenity package features an 18-hole Jack Nicklaus designed golf course and a full-service golf clubhouse and aquatic center. There is also a tennis facility which is currently under construction.
Magnolia Green sold 196 residential lots for $16.6 million of land development revenue during the year ended December 31, 2017.
Sage Scottsdale
Sage Scottsdale is an infill development project in Scottsdale, AZ comprised of 72 two- and three-bedroom condominiums. The community is located next to the waterfront canal and Old Town Scottsdale and provides residents with a wide array of luxury amenities such as a resort pool, clubhouse, fitness room and wine cellar / tasting room.
Sales at Sage Scottsdale commenced in 2015 and the project sold its remaining 23 condominiums for $12.5 million of land development revenue during the year ended December 31, 2017.
Spring Mountain Ranch - Phase 1, 2 & 3
Spring Mountain Ranch is a 785-acre master planned community located four miles from Riverside, CA. Spring Mountain Ranch offers convenient freeway access and proximity to local job centers. The community plan includes a total of 1,400 home sites across several neighborhoods, designed with an emphasis on outdoor recreation with homes marketed towards first time, move up and empty nester purchasers. In late 2013, the Company contributed a portion of its land and entered into a joint venture with a national homebuilder to jointly develop residential lots in Phase 1 of the project, which was comprised of 435 homes. The Company owned a noncontrolling 75.6% interest in Phase 1 of Spring Mountain Ranch, which was completed in 2017 and sold its remaining 52 lots and generated the Company $4.7 million of earnings from equity method investments for the year ended December 31, 2017. Phase 2A is wholly-owned by the Company and includes 315 lots within the Spring Mountain Ranch master planned community and is fully covered under a lot takedown agreement with a national homebuilder. The lot take down agreement requires the homebuilder to close on 32 lots per quarter for a fixed price. The Company sold 96 lots in Phase 2A for $8.2 million of land and development revenue during the year ending December 31, 2017.
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
Heath at Tetherow sold its remaining 34 residential lots for $6.5 million of land development revenue during the year ended December 31, 2017.
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
As of December 31, 2017, the 234 unit north tower has one unit remaining for sale and the 234 unit south tower has 34 units remaining for sale.

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
The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (collectively, "Qualifying Interests"). The Company intends to rely on current interpretations of the Securities and Exchange Commission in an effort to qualify for this exemption. Based on these interpretations, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and and at least 80% of its assets in Qualifying Interests and other "real estate-related assets" (such as mezzanine loans and unsecured investments in real estate entities) combined. The Company's senior mortgages, real estate assets and certain of its subordinated mortgages generally constitute Qualifying Interests. Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, the Company also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities.
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
The Company has elected and expects to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, the Company must generally distribute at least 90% of its net taxable income, excluding capital gains, to its shareholders each year. In addition, the Company must distribute 100% of its net taxable income (including net capital gains) each year to eliminate U.S. corporate federal income taxes payable by it. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT qualification. These requirements include specific share ownership tests and asset and gross income tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including, for taxable years prior to 2018, any applicable alternative minimum tax) on its net taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes and to U.S. federal income tax and excise tax on its undistributed income.

Code of Conduct
The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company's website at www.istar.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2017, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.
Employees
As of February 22, 2018, the Company had 186 employees and believes it has good relationships with its employees. The Company's employees are not represented by any collective bargaining agreements.
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
In March 2015, we entered into a secured revolving credit facility with a maximum capacity of $250.0 million (our "2015 Secured Revolving Credit Facility") and we upsized the facility to $325.0 million in September 2017 and added additional lenders to the syndicate. In June 2016, we entered into a senior secured credit facility with a maximum capacity of $450.0 million and in August 2016 we upsized the facility to $500.0 million (our "2016 Senior Secured Credit Facility"). In September 2017, we reduced the 2016 Senior Secured Credit Facility to $400.0 million. Our 2015 Secured Revolving Credit Facility and our 2016 Senior Secured Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, our 2016 Senior Secured Credit Facility requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility and our 2015 Secured Revolving Credit Facility requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. In addition, for so long as we maintain our qualification as a REIT, our 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility permit us to distribute 100% of our REIT taxable income on an annual basis (prior to deducting certain cumulative net operating loss carryforwards). We may not pay common dividends if the Company ceases to qualify as a REIT.
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
Sufficient liquidity is critical to our ability to grow and to meet our scheduled debt payments and our funding commitments to borrowers. We have relied on proceeds from the issuance of unsecured debt, secured borrowings, repayments from our loan assets and proceeds from asset sales to fund our operations and meet our debt maturities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. While we had access to various sources of capital in 2017, our ability to access capital in 2018 and beyond will be subject to a number of factors, many of which are outside of our control, such as general economic conditions, changes in interest rates and conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations. Failure to meet funding commitments could cause us to be in default of our financing commitments to borrowers. Any of the foregoing could have a material adverse effect on our business, liquidity and the market price of our common stock.

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
We are required to make a number of judgments in applying accounting policies, and different estimates and assumptions could result in changes to our financial condition and results of operations. The carrying values of our assets held for investment are not determined based upon the prices at which they could be sold currently.
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
In addition, as discussed further in the notes to our consolidated financial statements, we record our real estate and land and development assets at cost less accumulated depreciation and amortization.  If we hold a property for use or investment, we will only review it for impairment in value if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, based on management's determination that the aggregate future cash flows to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Management's estimates of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors.  The carrying values of our real estate and land and development assets are not indicative of the prices at which we would be able to sell the properties, if we had to do so before the end of their intended holding period.  If we changed our investment intent and decided to sell a property that was being held for investment, including in distressed circumstances as a means of raising liquidity, there can be no assurance that we would not realize losses on such sales, which losses could have a material adverse effect on our business, financial results, liquidity and the market price of our common stock.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. Although most of the Company's revenue is operating lease income generated from lease contracts and interest income generated from financial instruments, certain other of the Company's revenue streams will be impacted by the new guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted beginning January 1, 2017. We will adopt ASU 2014-09 using the modified retrospective approach (refer to Note 3 for more information regarding the impact of ASU 2014-09).
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
As of December 31, 2017, we owned land and residential condominiums with a net carrying value of $908.8 million. The housing market in the United States has previously been affected by weakness in the economy, high unemployment levels and low consumer confidence. It is possible another downturn could occur again in the near future and adversely impact our portfolio, and accordingly our financial performance. In addition, rising interest rates tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets including our residential development projects.
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
Our portfolio consists primarily of real estate and commercial real estate loans which are generally diversified by asset type, obligor, property type and geographic location. As of December 31, 2017, approximately 22% of the gross carrying value of our assets related to land and development properties, 20% related to office properties, 12% related to mixed collateral properties, 12% related to entertainment/leisure collateral properties and 11% related to condominium properties. All of these property types were adversely affected by the previous economic recession. In addition, as of December 31, 2017, approximately 36% of the carrying value of our assets related to properties located in the northeastern United States (including 22% in New York), 18% related to properties located in the western United States (including 12% in California), 16% related to properties located in the southeastern United States and 13% related to properties located in the southwestern United States. These regions include areas that were particularly hard hit by the prior downturn in the residential real estate markets. In addition, we have $9.2 million of international assets, which are subject to increased risks due to the economic uncertainty abroad. We may suffer additional losses on our assets due to these concentrations.
We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or tenant to make its payment could have a material adverse effect on us. As of December 31, 2017, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 15.0% of our 2017 revenues, of which no single customer accounts for more than 5.7%.
Lease expirations, lease defaults and lease terminations may adversely affect our revenue.
Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating corporate tenants. In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions in order to obtain replacement tenants. Leases representing approximately 27.4% of our in-place operating lease income are scheduled to expire during the next five years.

We compete with a variety of financing and leasing sources for our customers.
The financial services industry and commercial real estate markets are highly competitive and have become more competitive in recent years. Our competitors include finance companies, other REITs, commercial banks and thrift institutions, investment banks and hedge funds, among others. Our competitors may seek to compete aggressively on a number of factors including transaction pricing, terms and structure. We may have difficulty competing to the extent we are unwilling to match our competitors' deal terms in order to maintain our interest margins and/or credit standards. To the extent that we match competitors' pricing, terms or structure, we may experience decreased interest margins and/or increased risk of credit losses, which could have a material adverse effect on our financial performance, liquidity and the market price of our common stock.
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
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2017, approximately 18% of the carrying value of our assets was located in the western and northwestern United States, geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against.  Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, liquidity and the market price of our common stock. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

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
We believe that we have been organized and operated in a manner so as to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1998. Our qualification as a REIT, however, has depended and will continue to depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Our ability to satisfy these asset tests depends upon our analysis of the characterization of our assets for U.S. federal income tax purposes and fair market values of our assets. The fair market values of certain of our assets are not susceptible to a precise determination.
If we were to fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our net taxable income and would be subject to U.S. federal income tax, including, for taxable years prior to 2018, any applicable alternative minimum tax on our net taxable income at regular corporate rates and applicable state and local taxes. We would also be disqualified from treatment as a REIT for the four subsequent taxable years following the year during which our REIT qualification was lost unless we were entitled to relief under certain Code provisions and obtained a ruling from the IRS. If disqualified and unable to obtain relief, we may need to borrow money or sell assets to pay taxes. As a result, cash available for distribution would be reduced for each of the years involved. Furthermore, it is possible that future economic, market, legal, tax or other considerations may cause our REIT qualification to be revoked. This could have a material adverse effect on our business and the market price of our common stock.
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
In the event that principal, premium or interest payments with respect to a particular debt instrument that we hold are not made when due, we may nonetheless be required to continue to recognize the unpaid amounts as taxable income. In addition, we may be allocated taxable income in excess of cash flow received from some of our partnership investments. For taxable years beginning after December 31, 2017, we will generally be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements (this rule will apply to debt instruments issued with original issue discount for taxable years beginning after December 31, 2018). Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited. From these and other potential timing differences between income recognition or expense deduction and cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds or take other actions to meet our REIT distribution requirements for the taxable year in which the phantom income is recognized.
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
For so long as we qualify as a REIT, our ability to dispose of certain properties may be restricted under the REIT rules, which generally impose a 100% penalty tax on any gain recognized on "prohibited transactions," which refers to the disposition of property that is deemed to be inventory or held primarily for sale to customers in the ordinary course of our business, subject to certain exceptions. Whether property is inventory or otherwise held primarily for sale depends on the particular facts and circumstances. The Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with the safe harbor. The 100% tax does not apply to gains from the sale of foreclosure property or to property that is held through a taxable REIT subsidiary ("TRS") or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.
Certain of our activities, including our use of TRSs, are subject to taxes that could reduce our cash flows.
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
We have substantial net operating loss carry forwards which we use to offset our tax and distribution requirements. We fully utilized our net capital loss carry forward during the year ended December 31, 2017. Net operating losses arising in taxable years beginning after December 31, 2017 will only be able to offset 80% of our net taxable income (prior to the application of the dividends paid deduction) and may not be carried back. In the event that we experience an "ownership change" for purposes of Section 382 of the Code, our ability to use these losses will be limited. An "ownership change" is determined through a set of complex rules which track the changes in ownership that occur in our common stock for a trailing three year period. We have experienced volatility and significant trading in our common stock in recent years. The occurrence of an ownership change is generally beyond our control and, if triggered, may increase our tax and distribution obligations for which we may not have sufficient cash flow.
A failure to comply with the limits on our ownership of and relationship with our TRS would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
No more than 20% (25% for taxable years beginning after July 30, 2008 and before December 31, 2017) of the value of a REIT's total assets may consist of stock or securities of one or more TRS. This requirement limits the extent to which we can conduct activities through TRS or expand the activities that we conduct through TRS. The values of some of our assets, including assets that we hold through TRSs may not be subject to precise determination, and values are subject to change in the future. In addition, we hold certain mortgage and mezzanine loans within one or more of our TRS that are secured by real property. We treat these loans as qualifying assets for purposes of the REIT asset tests to the extent that such mortgage loans are secured by real property and such mezzanine loans are secured by an interest in a limited liability company that holds real property. We received from the IRS a private letter ruling which holds that we may exclude such loans from the limitation that securities from TRS must constitute no more than 20% (25% for taxable years beginning after July 30, 2008 and before December 31, 2017) of our total assets. We are entitled to rely upon this private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. To the extent that any loan is recharacterized as equity, it would increase the amount of non-real estate securities that we have in our TRS and could adversely affect our ability to meet the limitation described above. If we were not able to exclude such loans to our TRS from the limitation described above, our ability to meet the REIT asset tests and other REIT requirements could be adversely affected. Accordingly, there can be no assurance that we have met or will be able to continue to comply with the TRS limitation.

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
Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could adversely affect the value of our common stock.
The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
Legislative or regulatory tax changes related to REITs could materially and adversely affect us.
The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock.
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the Tax Cuts and Jobs Act could impact the Company and its stockholders, beginning in 2018, including the following:

•
Reduced Tax Rates. The highest individual U.S. federal income tax rate on ordinary income is reduced from 39.6% to 37% (through taxable years ending in 2025), and the maximum corporate income tax rate is reduced from 35% to 21%. In addition, individuals, trust, and estates that own the Company's stock are permitted to deduct up to 20% of dividends received from the Company (other than dividends that are designated as capital gain dividends or qualified dividend income), generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025). Further, the amount that the Company is required to withhold on distributions to non-U.S. stockholders that are treated as attributable to gains from the Company's sale or exchange of U.S. real property interests is reduced from 35% to 21%.

•
Net Operating Losses. The Company may not use net operating losses generated beginning in 2018 to offset more than 80% of the Company's taxable income (prior to the application of the dividends paid deduction). Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•
Limitation on Interest Deductions. The amount of net interest expense that each of the Company and its TRSs may deduct for a taxable year is limited to the sum of (i) the taxpayer's business interest income for the taxable year, and (ii) 30% of the taxpayer's "adjusted taxable income" for the taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization ("EBITDA"); for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes ("EBIT"). Certain electing businesses, including electing real estate businesses, may elect out of the foregoing limitation.

•	Alternative Minimum Tax. The corporate alternative minimum tax is eliminated.

•
Income Accrual. The Company is required to recognize certain items of income for U.S. federal income tax purposes no later than the Company would report such items on its financial statements. As discussed in Item 1a-Risk factors-"To qualify as a REIT, we may be forced to borrow funds, sell assets or take other actions during unfavorable market conditions", earlier recognition of income for U.S. federal income tax purposes could impact the Company's ability to satisfy the REIT distribution requirements. This provision generally applies to taxable years beginning after December 31, 2017, but will apply with respect to income from a debt instrument having "original issue discount" for U.S. federal income tax purposes only for taxable years beginning after December 31, 2018.

Prospective investors are urged to consult with their tax advisors regarding the effects of the Tax Cuts and Jobs Act or other legislative, regulatory or administrative developments on an investment in the Company's common stock.
Our Investment Company Act exemption limits our investment discretion and loss of the exemption would adversely affect us.
We believe that we currently are not, and we intend to operate our company so that we will not be, regulated as an investment company under the Investment Company Act because we are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Specifically, we are required to invest at least 55% of our assets in "qualifying real estate assets" (that is, real estate, mortgage loans and other qualifying interests in real estate), and at least 80% of our assets in "qualifying real estate assets" and other "real estate-related assets" (such as mezzanine loans and unsecured investments in real estate entities) combined.
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
See Item 1—"Net Lease," and "Operating Properties" for a discussion of properties held by the Company for investment purposes and Item 8—"Financial Statements and Supplemental Data—Schedule III," for a detailed listing of such properties.
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
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (United States District Court for the District of Maryland, Civil Action No. DKC 08-1863)
On December 4, 2017, the U.S. Supreme Court issued an order denying Lennar’s petition for a writ of certiorari in this matter. The amount of attorneys’ fees and costs to be recovered by the Company will be determined through further proceedings before the District Court. The Company has applied for attorney’s fees in excess of $17.0 million. A hearing on the Company’s application for attorney’s fees has not yet been scheduled.

Item 4.    Mine Safety Disclosures
Not applicable.
PART II

Item 5.    Market for Registrant's Equity and Related Share Matters
The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "STAR." The high and low sales prices per share of common stock are set forth below for the periods indicated.

	2017		2016
Quarter Ended	High	Low	High	Low
December 31	$12.22	$11.13	$12.83	$10.45
September 30	$12.26	$11.16	$11.21	$9.10
June 30	$12.68	$11.27	$10.68	$8.74
March 31	$12.74	$10.95	$11.64	$7.59
On February 22, 2018, the closing sale price of the common stock as reported by the NYSE was $10.33. The Company had 1,720 holders of record of common stock as of February 22, 2018.
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
Holders of common stock and certain unvested restricted stock awards will be entitled to receive distributions if, as and when the Company's Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, the 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility (see Item 8—"Financial Statements and Supplemental Data—Note 10") permit the Company to distribute 100% of its REIT taxable income on an annual basis for so long as the Company maintains its qualification as a REIT. The 2016 Senior Secured Credit Facility and 2015 Secured Revolving Credit Facility generally restrict the Company from paying any common dividends if it ceases to qualify as a REIT. In any liquidation, dissolution or winding up of the Company, each outstanding share of common stock will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.
The Company did not declare or pay dividends on its common stock for the years ended December 31, 2017 and 2016. The Company declared and paid dividends of $8.0 million, $8.3 million, $5.9 million, $6.1 million and $9.4 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the year ended December 31, 2017. In addition, in October 2017, the Company redeemed its Series E and Series F Preferred Stock and paid dividends through the redemption date of $1.1 million and $0.8 million, respectively. The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the year ended December 31, 2016. The Company declared and paid dividends of $9.0 million on its Series J Convertible Perpetual Preferred Stock during the years ended December 31, 2017 and 2016. The character of the 2017 dividends was 100% capital gain distribution, of which 27.90% represented unrecaptured section 1250 gain and 72.10% long term capital gain. The character of the 2016 dividends was as follows: 47.30% was a capital gain distribution, of which 76.15% represented unrecaptured section 1250 gain and 23.85% long term capital gain, and 52.70% was ordinary income. There are no dividend arrearages on any of the preferred shares currently outstanding.
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

Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2017.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
October 1 to October 31, 2017	—	$—	—	$—
November 1 to November 30, 2017	—	$—	—	$—
December 1 to December 31, 2017	—	$—	—	$50,000,000
_______________________________________________________________________________

(1)
The Company is authorized to repurchase up to $50.0 million of common stock from time to time in the open market and privately negotiated purchases, including pursuant to one or more trading plans. In December 2017, the Company entered into a 10b5-1 plan (the "10b5-1 Plan") in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, to facilitate repurchases. Whether and how many shares will be repurchased is uncertain and dependent on prevailing market prices and trading volumes, which we cannot predict.

Disclosure of Equity Compensation Plan Information

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)(2)	599,342	N/A	3,300,642
_______________________________________________________________________________

(1)
Restricted Stock—The amount shown in column (a) includes 281,678 unvested restricted stock units which may vest in the future based on the employees' continued service to the Company (see Item 8—"Financial Statements and Supplemental Data—Note 14" for a more detailed description of the Company's restricted stock grants). Substantially all of the restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amount shown in column (a) also includes 317,664 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to the Company as directors. Common stock equivalents represent rights to receive shares of common stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock units or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock units and other performance awards (see Item 8—"Financial Statements and Supplemental Data—Note 14" for a more detailed description of the Company's Long-Term Incentive Plans).

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

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data and ratios)
OPERATING DATA:
Operating lease income	$187,684	$191,180	$211,207	$229,672	$221,434
Interest income	106,548	129,153	134,687	122,704	108,015
Other income	188,091	46,514	49,924	77,583	48,208
Land development revenue	196,879	88,340	100,216	15,191	—
Total revenue	679,202	455,187	496,034	445,150	377,657
Interest expense	194,686	221,398	224,639	224,483	266,225
Real estate expense	147,617	137,522	146,509	162,829	156,574
Land development cost of sales	180,916	62,007	67,382	12,840	—
Depreciation and amortization	49,033	51,660	62,045	70,375	68,070
General and administrative	98,882	84,027	81,277	88,287	92,114
Provision for (recovery of) loan losses	(5,828)	(12,514)	36,567	(1,714)	5,489
Impairment of assets	32,379	14,484	10,524	34,634	12,589
Other expense	20,954	5,883	6,374	6,340	8,050
Total costs and expenses	718,639	564,467	635,317	598,074	609,111
Income (loss) before earnings from equity method investments and other items	(39,437)	(109,280)	(139,283)	(152,924)	(231,454)
Loss on early extinguishment of debt, net	(14,724)	(1,619)	(281)	(25,369)	(33,190)
Earnings from equity method investments	13,015	77,349	32,153	94,905	41,520
Loss on transfer of interest to unconsolidated subsidiary	—	—	—	—	(7,373)
Income (loss) from continuing operations before income taxes	(41,146)	(33,550)	(107,411)	(83,388)	(230,497)
Income tax benefit (expense)	948	10,166	(7,639)	(3,912)	659
Income (loss) from continuing operations	(40,198)	(23,384)	(115,050)	(87,300)	(229,838)
Income (loss) from discontinued operations	4,939	18,270	15,077	13,122	9,714
Gain from discontinued operations	123,418	—	—	—	22,233
Income from sales of real estate	92,049	105,296	93,816	89,943	86,658
Net income (loss)	180,208	100,182	(6,157)	15,765	(111,233)
Net (income) loss attributable to noncontrolling interests	(4,526)	(4,876)	3,722	704	(718)
Net income (loss) attributable to iStar Inc.	175,682	95,306	(2,435)	16,469	(111,951)
Preferred dividends	(64,758)	(51,320)	(51,320)	(51,320)	(49,020)
Net (income) loss allocable to HPU holders and Participating Security holders(1)	—	(14)	1,080	1,129	5,202
Net income (loss) allocable to common shareholders	$110,924	$43,972	$(52,675)	$(33,722)	$(155,769)
Per common share data(2):
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$(0.25)	$0.35	$(0.79)	$(0.55)	$(2.20)
Diluted	$(0.25)	$0.35	$(0.79)	$(0.55)	$(2.20)
Net income (loss) attributable to iStar Inc.:
Basic	$1.56	$0.60	$(0.62)	$(0.40)	$(1.83)
Diluted	$1.56	$0.60	$(0.62)	$(0.40)	$(1.83)
Dividends declared per common share	$—	$—	$—	$—	$—

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data and ratios)
SUPPLEMENTAL DATA:
Ratio of earnings to fixed charges(3)	—	—	—	—	—
Ratio of earnings to fixed charges and preferred dividends(3)	—	—	—	—	—
Weighted average common shares outstanding—basic	71,021	73,453	84,987	85,031	84,990
Weighted average common shares outstanding—diluted	71,021	73,835	84,987	85,031	84,990
Cash flows from (used in):
Operating activities	$80,212	$21,455	$(58,229)	$10,908	$(166,367)
Investing activities	269,485	466,543	184,028	159,793	893,447
Financing activities	(20,725)	(870,362)	112,763	(212,208)	(469,856)

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
BALANCE SHEET DATA:
Total real estate(4)	$1,350,619	$1,624,805	$1,776,890	$1,987,843	$2,227,711
Land and development, net(4)	860,311	945,565	1,001,963	978,962	932,034
Loans receivable and other lending investments, net	1,300,655	1,450,439	1,601,985	1,377,843	1,370,109
Total assets	4,731,078	4,825,514	5,597,792	5,426,483	5,608,604
Debt obligations, net	3,476,400	3,389,908	4,118,823	3,986,034	4,124,718
Total equity	914,249	1,059,684	1,101,330	1,248,348	1,301,465
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

(3)
This ratio of earnings to fixed charges is calculated in accordance with SEC Regulation S-K Item 503. For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, earnings were not sufficient to cover fixed charges by $20,579, $67,976, $114,902, $103,070 and $249,982, respectively, and earnings were not sufficient to cover fixed charges and preferred dividends by $85,337, $119,296, $166,222, $154,390 and $299,002, respectively. The Company's unsecured debt securities have a fixed charge coverage covenant which is calculated differently in accordance with the terms of the agreements governing such securities.

(4)	Prior to December 31, 2015, land and development assets were recorded in total real estate. Prior year amounts have been reclassified to conform to the current period presentation.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2017. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2017 included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. Certain prior year amounts have been reclassified in the Company's consolidated financial statements and the related notes to conform to the current period presentation.
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
Real Estate Finance: Our real estate finance portfolio is comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. Our portfolio also includes preferred equity investments and senior and subordinated loans to business entities, particularly entities engaged in real estate or real estate related businesses, and may be either secured or unsecured. Our loan portfolio includes whole loans and loan participations.
Net Lease: The net lease portfolio is primarily comprised of properties owned by us and leased to single creditworthy tenants where the properties are subject to long-term leases. Most of the leases provide for expenses at the facilities to be paid by the tenants on a triple net lease basis. The properties in this portfolio are diversified by property type and geographic location. In addition to net lease properties owned by us, we partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the "Net Lease Venture"). We invest in new net lease investments primarily through the Net Lease Venture, in which we hold a non-controlling 51.9% interest. In 2017, we also conceived and ultimately launched a new, publicly traded REIT focused exclusively on the ground lease ("Ground Lease") asset class called Safety, Income & Growth Inc. ("SAFE"). We believe that SAFE is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize Ground Leases. Ground Leases generally represent ownership of the land underlying commercial real estate projects that is triple net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon. As of December 31, 2017, we owned approximately 37.6% of SAFE's common stock outstanding which had a market value of $120.2 million at that date.
Operating Properties: The operating properties portfolio is comprised of commercial and residential properties which represent a diverse pool of assets across a broad range of geographies and property types. We generally seek to reposition or redevelop our transitional properties with the objective of maximizing their value through the infusion of capital and/or concentrated asset management efforts. The commercial properties within this portfolio include office, retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where our strategy is to sell individual condominium units through retail distribution channels.
Land & Development: The land and development portfolio is primarily comprised of land entitled for master planned communities as well as waterfront and urban infill land parcels located throughout the United States. Master planned communities represent large-scale residential projects that we will entitle, plan and/or develop and may sell through retail channels to homebuilders or in bulk.Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. We may develop these properties ourself, or in partnership with commercial real estate developers, or may sell the properties.

Executive Overview

In 2017, our real estate finance, net lease and land and development segments performed well and all contributed positively to earnings. In our continuing effort to find untapped investment opportunities in real estate, we conceived and ultimately launched a new, publicly traded REIT focused exclusively on the Ground Lease asset class. We also received upgrades to our corporate credit ratings from all three major ratings agencies when we completed a comprehensive set of capital markets transactions designed to enhance our capital structure and improve our earnings profile.
Operating Results
During the year ended December 31, 2017, three of our four business segments, including real estate finance, net lease and land and development, contributed positively to our earnings. Our continued strategy to find selective investment opportunities in our core net lease and real estate finance businesses contributed to an increase in our earnings as compared to 2016. We also received a favorable judgment in a matter concerning a land transaction that had a material positive impact on our 2017 earnings (see "Bevard" below). We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land and development assets with the objective of increasing the contribution of these assets to our earnings in the future. For the year ended December 31, 2017, we recorded net income allocable to common shareholders of $110.9 million, compared to net income of $44.0 million during the prior year. Adjusted income allocable to common shareholders for the year ended December 31, 2017 was $214.6 million, compared to $112.6 million during the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income).
Capital Markets Activity
In the third and fourth quarters of 2017, we completed a comprehensive set of capital markets transactions that addressed all parts of our capital structure, resulting in our having:

•	repaid or refinanced all of our 2017 and 2018 corporate debt maturities, leaving no corporate debt maturities until July 2019;

•	extended our weighted average debt maturity by 1.5 years to 4.0 years;

•	reduced annual expenses underlying earnings by approximately $37 million, or $0.43 per diluted share;

•	lowered our cost of capital by approximately 35 basis points;

•	established new banking relationships;

•	increased liquidity to pursue new investment opportunities; and

•
received upgrades in our corporate credit ratings from all three major ratings agencies, which we expect will positively impact the marginal cost of our future borrowings and broaden our set of investment opportunities.

The table below summarizes the components, sources and uses of the capital markets transactions (in millions) (refer also to Liquidity and Capital Resources):

Uses	Amount	Sources	Amount
Repay 2016 Senior Secured Credit Facility	$473	Amended 2016 Senior Secured Credit Facility	$400
Repay 4.0% senior unsecured notes due November 2017	550	Issue 4.625% senior unsecured notes due September 2020	400
Repay 7.125% senior unsecured notes due February 2018	300	Issue 5.25% senior unsecured notes due September 2022	400
Repay 4.875% senior unsecured notes due July 2018	300	Issue 3.125% senior unsecured convertible notes due September 2022	250
Redeem 7.875% series E preferred stock	140	Cash on hand	510
Redeem 7.8% series F preferred stock	100
Repurchase common stock	46
Fees, expenses, interest and dividends	51
Total uses	$1,960	Total sources	$1,960

As of December 31, 2017, we had $657.7 million of cash which we expect to use primarily to repay debt and fund future investment activities.

Safety, Income & Growth Inc.
In 2017, we conceived and ultimately launched a new, publicly traded REIT focused exclusively on the Ground Lease asset class. SAFE is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize Ground Leases. Ground Leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon. Ground Leases afford investors the opportunity for safe, growing income derived from (i) a Ground Lease's senior position in the commercial real estate capital structure; (ii) long-term leases with periodic contractual increases in rent; and (iii) growth in the value of the ground over time. Capital appreciation is realized when, at the end of the life of the lease, the commercial real estate property reverts back to the lessor, as landlord, and it is able to realize the value of the leasehold, which may be substantial. Ground Leases share similarities with triple net leases in that typically the lessor is not responsible for any operating or capital expenses over the life of the lease, making the management of a Ground Lease portfolio relatively simple, with limited working capital needs.
In April 2017, institutional investors acquired from us a controlling interest in SAFE's predecessor which held our Ground Lease business. Our Ground Lease business was a component of our net lease segment and consisted of 12 properties subject to long-term net leases including seven Ground Leases and one master lease (covering five properties). The acquiring entity was a newly formed unconsolidated entity named Safety, Income & Growth Inc. The carrying value of our Ground Lease assets was approximately $161.1 million. Shortly before the Acquisition Transactions, we completed the $227.0 million 2017 Secured Financing on our Ground Lease assets (refer to Note 10). We received all of the proceeds of the 2017 Secured Financing. We received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that we contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, we deconsolidated the 12 properties and the associated 2017 Secured Financing. We account for our investment in SAFE as an equity method investment (refer to Note 7). We accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of our retained interest in SAFE.
In June 2017, SAFE completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to us, its largest shareholder. We paid organization and offering costs in connection with these transactions, including commissions payable to the underwriters and other offering expenses. Subsequent to the initial public offering and through December 31, 2017, we purchased 1.8 million shares of SAFE's common stock for $34.1 million, at an average cost of $18.85 per share, pursuant to two 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which we could buy in the open market up to 39.9% of SAFE’s common stock. As of December 31, 2017, we owned approximately 37.6% of SAFE's common stock outstanding which had a market value of $120.2 million at that date.
In addition, one of our wholly-owned subsidiaries is the external manager of SAFE, our Chairman and Chief Executive Officer is a director and the Chairman and Chief Executive Officer of SAFE and our other executive officers hold similarly titled positions with SAFE.
Bevard
In April 2017, we received a favorable judgment from the U.S. Court of Appeals for the Fourth Circuit, affirming a prior district court judgment relating to a dispute with Lennar over the purchase and sale of Bevard, a master planned community located in Maryland. On April 21, 2017, we conveyed the property to Lennar and received $234.3 million of net proceeds after payment of $3.3 million in documentary transfer taxes, comprised of the remaining purchase price of $114.0 million and $123.4 million of interest and real estate taxes, net of costs. A portion of the net proceeds received by us has been paid to the third party which holds a 4.3% participation interest in all proceeds received by us.
Lennar filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of two specific issues decided in our favor by the lower courts. We filed a brief in opposition to the petition. On December 4, 2017, the U.S. Supreme Court issued an order denying Lennar’s petition for a writ of certiorari.
The amount of attorneys’ fees and costs to be recovered by us will be determined through further proceedings before the District Court. We have applied for attorney’s fees in excess of $17.0 million. A hearing on our application for attorney’s fees has not yet been scheduled.

Portfolio Overview

As of December 31, 2017, based on carrying values gross of accumulated depreciation and general loan loss reserves, our total investment portfolio has the following characteristics:

As of December 31, 2017, based on carrying values gross of accumulated depreciation and general loan loss reserves, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Land and Development	$—	$—	$—	$932,547	$932,547	22.1%
Office / Industrial	48,900	673,424	128,368	—	850,692	20.1%
Mixed Use / Mixed Collateral	306,625	—	196,667	—	503,292	11.9%
Entertainment / Leisure	—	489,497	—	—	489,497	11.5%
Condominium	421,787	—	48,519	—	470,306	11.1%
Hotel	291,929	—	104,415	—	396,344	9.3%
Other Property Types	223,458	—	11,837	—	235,295	5.5%
Retail	25,456	57,348	138,928	—	221,732	5.2%
Ground Leases(1)	—	129,154	—	—	129,154	3.0%
Strategic Investments	—	—	—	—	13,618	0.3%
Total	$1,318,155	$1,349,423	$628,734	$932,547	$4,242,477	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$798,357	$414,373	$47,557	$268,953	$1,529,240	36.0%
West	38,137	286,222	66,398	366,672	757,429	17.9%
Southeast	181,074	253,960	140,635	114,266	689,935	16.3%
Southwest	93,509	162,684	256,248	22,292	534,733	12.6%
Central	181,621	79,701	82,161	31,500	374,983	8.8%
Mid-Atlantic	—	149,618	35,735	128,864	314,217	7.4%
Various(2)	25,457	2,865	—	—	28,322	0.7%
Strategic Investments(2)	—	—	—	—	13,618	0.3%
Total	$1,318,155	$1,349,423	$628,734	$932,547	$4,242,477	100.0%
_______________________________________________________________________________
(1)Primarily represents the market value of our equity method investment in SAFE.
(2)Strategic investments and the various category include $9.2 million of international assets.
Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of December 31, 2017, our real estate finance portfolio totaled $1.3 billion, gross of general loan loss reserves. The portfolio included $1.1 billion of performing loans with a weighted average maturity of 2.0 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	December 31, 2017
	Number	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	36	$1,051,691	$(17,500)	$1,034,191	85.4%	1.7%
Non-performing loans	5	237,877	(60,989)	176,888	14.6%	25.6%
Total	41	$1,289,568	$(78,489)	$1,211,079	100.0%	6.1%

	December 31, 2016
	Number	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$1,202,127	$(23,300)	$1,178,827	86.0%	1.9%
Non-performing loans	6	253,941	(62,245)	191,696	14.0%	24.5%
Total	41	$1,456,068	$(85,545)	$1,370,523	100.0%	5.9%

Performing Loans—The table below summarizes our performing loans gross of reserves ($ in thousands):

	December 31, 2017	December 31, 2016
Senior mortgages	$709,809	$854,805
Corporate/Partnership loans	332,387	333,244
Subordinate mortgages	9,495	14,078
Total	$1,051,691	$1,202,127

Weighted average LTV	67%	64%
Yield	9.8%	8.9%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2017, we had non-performing loans with an aggregate carrying value of $176.9 million compared to non-performing loans with an aggregate carrying value of $191.7 million as of December 31, 2016. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $78.5 million as of December 31, 2017, or 6.1% of total loans, compared to $85.5 million or 5.9% as of December 31, 2016. For the year ended December 31, 2017, the recovery of loan losses included a reduction in the general reserve of $5.8 million due to an overall improvement in the risk ratings and a decrease in size of our loan portfolio. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2017, asset-specific reserves decreased to $61.0 million compared to $62.2 million as of December 31, 2016.

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

The general reserve decreased to $17.5 million or 1.7% of performing loans as of December 31, 2017, compared to $23.3 million or 1.9% of performing loans as of December 31, 2016. The decrease was primarily attributable to an overall improvement in the risk ratings and a decrease in size of our loan portfolio.

Net Lease

Our net lease business seeks to create stable cash flows through long-term net leases primarily to single tenants on our properties. We target mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. We invest in new net lease investments primarily through our Net Lease Venture, in which we hold a 51.9% interest. The Net Lease Venture has a right of first offer on any new net lease investments that we source (refer to Note 7). The Net Lease Venture's investment period expires on March 31, 2018. The term of the Net Lease Venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of us and our partner.

In April 2017, institutional investors acquired a controlling interest in our Ground Lease business through the merger of one of our subsidiaries and related transactions. Our Ground Lease business was a component of our net lease segment and consisted of 12 properties subject to long-term net leases including seven Ground Leases and one master lease (covering five properties). As a result, we deconsolidated the 12 properties and associated liabilities and we began to record our investment in SAFE as an equity method investment. We have an exclusivity agreement with SAFE pursuant to which we agreed, subject to certain exceptions, that we will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless we have first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.
In June 2017, SAFE completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to us. Subsequent to the initial public offering and through December 31, 2017, we purchased 1.8 million shares of SAFE's common stock for $34.1 million, at an average cost of $18.85 per share, pursuant to two 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which we could buy in the open market up to 39.9% of SAFE’s common stock. As of December 31, 2017, we owned approximately 37.6% of SAFE's common stock outstanding which had a market value of $120.2 million at that date.
As of December 31, 2017, our consolidated net lease portfolio totaled $1.1 billion gross of $292.3 million of accumulated depreciation. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and the Net Lease Venture, totaled $1.3 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate	SAFE		Net Lease Venture
Ownership %	100.0%	37.6%		51.9%
Net book value (millions)	$816	$490	(1)	$597	(1)
Accumulated depreciation (millions)	292	7		48
Gross carrying value (millions)	$1,108	$497		$645

Occupancy	97.9%	100.0%		100.0%
Square footage (thousands)	11,322	3,849		4,238
Weighted average lease term (years)	14.0	60.6		19.0
Weighted average yield	8.9%	5.0%	(2)	8.5%
_______________________________________________________________________________
(1)Net book value represents the net book value of real estate and real estate-related intangibles.
(2)Represents the annualized asset yield.

Operating Properties

As of December 31, 2017, our operating property portfolio, including equity method investments, totaled $628.7 million gross of $55.1 million of accumulated depreciation, and was comprised of $580.2 million of commercial and $48.5 million of residential real estate properties.

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

The table below provides certain statistics for our commercial operating property portfolio.

	Commercial Operating Property Statistics
	($ in millions)
	Stabilized Operating(1)		Transitional Operating(1)		Total
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Gross carrying value ($mm)(2)	$427	$337	$153	$189	$580	$526
Occupancy(3)	85%	86%	61%	54%	78%	74%
Yield	6.0%	8.5%	3.7%	1.5%	5.5%	5.5%
______________________________________________________________

(1)
Stabilized commercial properties generally have occupancy levels above 80% and/or generate yields resulting in a sufficient return based upon the properties’ risk profiles. Transitional commercial properties are generally those properties that do not meet these criteria.

(2)	Gross carrying value represents carrying value gross of accumulated depreciation.

(3)	Occupancy is as of December 31, 2017 and 2016.

Residential Operating Properties

As of December 31, 2017, our residential operating portfolio was comprised of 25 condominium units generally located within luxury projects in major U.S. cities. The table below provides certain statistics for our residential operating property portfolio (excluding fractional units).

Residential Operating Property Statistics
($ in millions)
	For the Years Ended
	December 31, 2017	December 31, 2016
Condominium units sold	23	91
Proceeds	$35.3	$96.2
Income from sales of real estate	$4.5	$26.1

Land and Development

As of December 31, 2017, our land and development portfolio, including equity method investments, totaled $932.5 million with seven projects in production, eight in development and 13 in the pre-development phase. These projects are collectively entitled for approximately 12,500 lots and units. The following tables presents certain statistics for our land and development portfolio.

Land and Development Portfolio Rollforward
(in millions)
	Years Ended
	December 31, 2017	December 31, 2016
Beginning balance	$945.6	$1,002.0
Asset sales(1)	(175.3)	(68.9)
Asset transfers in (out)(2)	(8.9)	(90.7)
Capital expenditures	127.0	109.5
Other(3)	(28.1)	(6.3)
Ending balance(4)	$860.3	$945.6
_______________________________________________________________________
(1)Represents gross carrying value of the assets sold, rather than proceeds received.
(2)Assets transferred into land and development segment or out to another segment.
(3)For the years ended December 31, 2017 and 2016, includes $20.5 million and $3.8 million, respectively, of impairments.
(4)Excludes $63.9 million and $84.8 million, respectively, of equity method investments as of December 31, 2017 and 2016.

Land and Development Statistics
(in millions)
	Years Ended
	December 31, 2017	December 31, 2016
Land development revenue	$196.9	$88.3
Land development cost of sales	180.9	62.0
Land development revenue less cost of sales	$16.0	$26.3
Earnings from land development equity method investments	7.3	30.0
Income from sales of real estate(1)	—	8.8
Total	$23.3	$65.1
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

Results of Operations for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	For the Years Ended December 31,
	2017	2016	$ Change	% Change
	(in thousands)
Operating lease income	$187,684	$191,180	$(3,496)	(2)%
Interest income	106,548	129,153	(22,605)	(18)%
Other income	188,091	46,514	141,577	>100%
Land development revenue	196,879	88,340	108,539	>100%
Total revenue	679,202	455,187	224,015	49%
Interest expense	194,686	221,398	(26,712)	(12)%
Real estate expenses	147,617	137,522	10,095	7%
Land development cost of sales	180,916	62,007	118,909	>100%
Depreciation and amortization	49,033	51,660	(2,627)	(5)%
General and administrative	98,882	84,027	14,855	18%
(Recovery of) provision for loan losses	(5,828)	(12,514)	6,686	(53)%
Impairment of assets	32,379	14,484	17,895	>100%
Other expense	20,954	5,883	15,071	>100%
Total costs and expenses	718,639	564,467	154,172	27%
Loss on early extinguishment of debt, net	(14,724)	(1,619)	(13,105)	>100%
Earnings from equity method investments	13,015	77,349	(64,334)	(83)%
Income tax benefit (expense)	948	10,166	(9,218)	(91)%
Income from discontinued operations	4,939	18,270	(13,331)	(73)%
Gain from discontinued operations	123,418	—	123,418	100%
Income from sales of real estate	92,049	105,296	(13,247)	(13)%
Net income (loss)	$180,208	$100,182	$80,026	80%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $187.7 million in 2017 from $191.2 million in 2016. The following tables summarizes our operating lease income by segment ($ in millions).

	2017	2016	Change	Reason for Change
Net Lease	$123.7	$126.2	$(2.5)	Primarily due to the sale of net lease assets.
Operating Properties	63.2	64.6	(1.4)	Primarily due to the sale of operating properties partially offset by the execution of new leases.
Land and Development	0.8	0.4	0.4
Total	$187.7	$191.2	$(3.5)

The following table shows certain same store statistics for our Net Lease and Operating Properties segments. Same store assets are defined as assets we owned on or prior to January 1, 2016 and were in service through December 31, 2017 (Operating lease income in millions).

	2017	2016
Operating lease income
Net Lease	$113.7	$111.4
Operating Properties	$46.4	$45.2

Rent per square foot
Net Lease	$10.26	$10.08
Operating Properties	$24.25	$24.50

Occupancy(1)
Net Lease	97.9%	97.6%
Operating Properties	75.4%	72.7%
______________________________________________________________

(1)	Occupancy is as of December 31, 2017 and 2016.

Interest income decreased to $106.5 million in 2017 from $129.2 million in 2016. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans to $1.07 billion for 2017 from $1.40 billion for 2016. The weighted average yield of our performing loans increased to 9.8% for 2017 from 8.9% for 2016.
Other income increased to $188.1 million in 2017 from $46.5 million in 2016. Other income in 2017 primarily consisted of interest income and real estate tax reimbursements resulting from the settlement of the Bevard litigation (refer to Note11), income from our hotel properties and other ancillary income from our operating properties. Other income in 2016 consisted of income from our hotel properties, loan prepayment fees and property tax refunds.
Land development revenue and cost of sales—In 2017, we sold residential lots and units and one land parcel totaling 1,250 acres and recognized land development revenue of $196.9 million which had associated cost of sales of $180.9 million. In 2016, we sold residential lots and units and recognized land development revenue of $88.3 million which had associated cost of sales of $62.0 million. The increase in 2017 from 2016 was primarily due to the resolution of the Bevard litigation, which resulted in us recognizing $114.0 million of land development revenue and $106.3 million of land development cost of sales (refer to Note 11).
Costs and expenses—Interest expense decreased to $194.7 million in 2017 from $221.4 million in 2016. The decrease in interest expense was due to a decrease in the balance of our average outstanding debt, which decreased to $3.58 billion for 2017 from $4.00 billion for 2016. Our weighted average cost of debt was 5.6% for 2017 and 5.6% for 2016.
Real estate expenses increased to $147.6 million in 2017 from $137.5 million in 2016. The increase was due to expenses for commercial operating properties, which increased to $83.4 million in 2017 from $73.6 million in 2016. This increase was primarily due to an increase in expenses at our hotel properties and expenses incurred at properties impacted by the hurricanes that hit the United States. These increases were partially offset by property sales in 2017 and 2016. Expenses associated with residential units decreased to $6.3 million in 2017 from $8.8 million in 2016 due to unit sales. Expenses for same store commercial operating properties, excluding hotels, increased to $30.9 million in 2017 from $30.2 million in 2016. Expenses for net lease assets decreased to $16.7 million in 2017 from $18.2 million in 2016 primarily due to asset sales. Expenses for same store net lease assets increased to $14.9 million in 2017 from $13.5 million in 2016. Carry costs and other expenses on our land and development assets increased to $41.2 million in 2017 from $37.0 million in 2016.
Depreciation and amortization decreased to $49.0 million in 2017 from $51.7 million for the same period in 2016. The decrease was primarily due to the sale of net lease assets and commercial operating properties in 2017 and 2016.
General and administrative expenses increased to $98.9 million in 2017 from $84.0 million in 2016. The increase was primarily due to an increase in compensation expense related to performance incentive plans.
Recovery of loan losses was $5.8 million in 2017 as compared to a net recovery of loan losses of $12.5 million in 2016. The recovery of loan losses in 2017 resulted from a reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio. The net recovery of loan losses in 2016 included recoveries of specific reserves of $13.7 million and a decrease in the general reserve of $12.7 million, partially offset by new specific reserves of $13.9 million.
In 2017, we recorded impairments of $32.4 million on land and development and real estate assets. The impairments recorded in 2017 were primarily the result of impairments on land and development assets of $20.5 million resulting from a decrease in expected cash flows on one asset and a change in exit strategy on another asset. We also recorded impairments of $11.9 million on real estate assets due to shifting demand in the local condominium markets and changes in our exit strategy on other real estate assets. In 2016, we recorded impairments on real estate assets totaling $14.5 million comprised of $3.8 million on a land asset resulting from a change in business strategy, $5.8 million on residential operating properties resulting from unfavorable local market conditions and $4.9 million on the sale of net lease assets.
Other expense increased to $21.0 million in 2017 from $5.9 million in 2016. The increase was primarily the result of paying organization and offering costs associated with the initial public offering of SAFE (refer to Note 7) and costs incurred in connection with the repricing of our 2016 Senior Secured Credit Facility (refer to Note 10) recorded in 2017.
Loss on early extinguishment of debt, net—In 2017 and 2016, we incurred losses on early extinguishment of debt of $14.7 million and $1.6 million, respectively. In 2017, we incurred losses on early extinguishment of debt primarily resulting from repayments of unsecured notes prior to maturity and the repricing of our 2016 Senior Secured Credit Facility. In 2016, we incurred losses on the early extinguishment of debt primarily related to repayments of secured facilities and unsecured notes prior to maturity.

Earnings from equity method investments—Earnings from equity method investments decreased to $13.0 million in 2017 from $77.3 million in 2016. In 2017, we recognized $4.7 million primarily from profit participations on a land development venture, $4.5 million related to operations at our Net Lease Venture, $2.6 million related to sales activity on a land development venture and $1.2 million was aggregate income from our remaining equity method investments. In 2016, we recognized $33.2 million primarily from the sale of an equity method investment in a commercial operating property, we recognized $11.6 million of earnings primarily from the non-callable distribution of non-recourse financing proceeds in excess of our carrying value at one of our land equity method investments, $22.1 million related to sales activity on a land development venture, $3.6 million related to leasing operations at our Net Lease Venture and $6.8 million was aggregate income from our remaining equity method investments.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our TRS. An income tax benefit of$0.9 million was recorded in 2017 and a $10.2 million income tax benefit was recorded in 2016. The Tax Cuts and Jobs Act eliminated the corporate alternative minimum tax and grants corporations a refundable credit for prior years’ minimum taxes paid. The income tax benefit for 2017 primarily relates to the credit for prior year’s minimum taxes generated in 2015 and 2014 for which we expect to receive refunds from changes made by the Tax Cuts and Jobs Act to the corporate alternative minimum tax. The income tax benefit for 2016 primarily related to taxable losses generated from sales of certain TRS properties.

We also incurred a tax liability in 2017 for $6.1 million of alternative minimum tax imposed at the REIT level. The Tax Cuts and Jobs Act, however, permits us to claim a refundable credit for prior year’s minimum taxes over the next four years. Therefore, we have no net income tax expense or benefit in our consolidated statement of operations at the REIT level for our 2017 tax liability.
Income from discontinued operations—In April 2017, two institutional investors acquired a controlling interest in our ground lease business through the merger of one of our subsidiaries and related transactions. Income from discontinued operations represents the operating results from the properties comprising our ground lease business.

Gain from discontinued operations—In April 2017, two institutional investors acquired a controlling interest in our ground lease business through the merger of one of our subsidiaries and related transactions. We accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of our retained interest in SAFE.

Income from sales of real estate—Income from sales of real estate decreased to $92.0 million in 2017 from $105.3 million in 2016. The following table presents our income from sales of real estate by segment ($ in millions).

	2017	2016
Net Lease	$87.5	$21.1
Operating Properties	4.5	75.4
Land and Development(1)	—	8.8
Total income from sales of real estate	$92.0	$105.3
_______________________________________________________________________________

(1)
During the year ended December 31, 2016, we sold a land and development asset to a newly formed unconsolidated entity in which we own a 50.0% equity interest and recognized a gain on sale of $8.8 million, reflecting our share of the interest sold to a third party.

Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

	For the Years Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Operating lease income	$191,180	$211,207	$(20,027)	(9)%
Interest income	129,153	134,687	(5,534)	(4)%
Other income	46,514	49,924	(3,410)	(7)%
Land development revenue	88,340	100,216	(11,876)	(12)%
Total revenue	455,187	496,034	(40,847)	(8)%
Interest expense	221,398	224,639	(3,241)	(1)%
Real estate expenses	137,522	146,509	(8,987)	(6)%
Land development cost of sales	62,007	67,382	(5,375)	(8)%
Depreciation and amortization	51,660	62,045	(10,385)	(17)%
General and administrative	84,027	81,277	2,750	3%
(Recovery of) provision for loan losses	(12,514)	36,567	(49,081)	<(100%)
Impairment of assets	14,484	10,524	3,960	38%
Other expense	5,883	6,374	(491)	(8)%
Total costs and expenses	564,467	635,317	(70,850)	(11)%
Loss on early extinguishment of debt, net	(1,619)	(281)	(1,338)	>100%
Earnings from equity method investments	77,349	32,153	45,196	>100%
Income tax benefit (expense)	10,166	(7,639)	17,805	<(100%)
Income from discontinued operations	18,270	15,077	3,193	21%
Income from sales of real estate	105,296	93,816	11,480	12%
Net income (loss)	$100,182	$(6,157)	$106,339	<(100%)

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $191.2 million in 2016 from $211.2 million in 2015. The following tables summarizes our operating lease income by segment ($ in millions).

	2016	2015	Change	Reason for Change
Net Lease	$126.2	$133.0	$(6.8)	Primarily due to the sale of net lease assets, partially offset by leasing activity.
Operating Properties	64.6	77.5	(12.9)	Primarily due to the sale of commercial operating properties, partially offset by the execution of new leases.
Land and Development	0.4	0.7	(0.3)
Total	$191.2	$211.2	$(20.0)

The following table shows certain same store statistics for our Net Lease and Operating Properties segments. Same store assets are defined as assets we owned on or prior to January 1, 2015 and were in service through December 31, 2016 (Operating lease income in millions).

	2016	2015
Operating lease income
Net Lease	$120.9	$118.1
Operating Properties	$45.2	$42.1

Rent per square foot
Net Lease	$10.25	$9.99
Operating Properties	$24.62	$22.92

Occupancy(1)
Net Lease	97.7%	97.9%
Operating Properties	70.2%	71.5%
________________________________________

(1)	Occupancy is as of December 31, 2016 and 2015.

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
Real estate expenses decreased to $137.5 million in 2016 from $146.5 million in 2015. The decrease was due primarily to a decline in expenses for commercial operating properties to $73.6 million in 2016 from $81.7 million in 2015 due primarily to the sale of operating properties in 2016 and 2015. Expenses associated with residential units decreased to $8.8 million in 2016 from $14.2 million in 2015 due to unit sales. Expenses for same store commercial operating properties, excluding hotels, increased slightly to $30.2 million in 2016 from $29.6 million in 2015. Expenses for net lease assets decreased to $18.2 million in 2016 from $21.6 million in 2015. This decrease was primarily due to asset sales during 2015 and 2016. Expenses for same store net lease assets decreased to $16.3 million in 2016 from $16.8 million in 2015. Carry costs and other expenses on our land and development assets increased to $37.0 million in 2016 from $29.0 million in 2015, primarily related to an increase in costs incurred on certain land and development projects prior to development and an increase in marketing costs.
Depreciation and amortization decreased to $51.7 million in 2016 from $62.0 million for the same period in 2015. The decrease was primarily due to the sale of net lease assets and commercial operating properties in 2015 and 2016.
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

Income from discontinued operations—In April 2017, two institutional investors acquired a controlling interest in our ground lease business through the merger of one of our subsidiaries and related transactions. Income from discontinued operations represents the operating results from the properties comprising our ground lease business.

Income from sales of real estate—Income from sales of real estate increased to $105.3 million in 2016 from $93.8 million in 2015. The following table presents our income from sales of real estate by segment ($ in millions).

	2016	2015
Operating Properties(1)	$75.4	$53.7
Net Lease	21.1	40.1
Land and Development(2)	8.8	—
Total income from sales of real estate	$105.3	$93.8
_______________________________________________________________________________

(1)
During the year ended December 31, 2015, we sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which we own a 50.0% equity interest (refer to Note 7). We recognized a gain on sale of $13.6 million, reflecting our share of the interest sold to a third party.

(2)
During the year ended December 31, 2016, we sold a land and development asset to a newly formed unconsolidated entity in which we own a 50.0% equity interest and recognized a gain on sale of $8.8 million, reflecting our share of the interest sold to a third party.

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

	For the Years Ended December 31,
	2017	2016
Adjusted Income
Net income (loss) allocable to common shareholders	$110,924	$43,972
Add: Depreciation and amortization(1)	60,828	64,447
Add/Less: (Recovery of) provision for loan losses	(5,828)	(12,514)
Add: Impairment of assets(2)	32,379	18,999
Add: Stock-based compensation expense	18,812	10,889
Add: Loss on early extinguishment of debt, net	3,065	1,619
Add: Non-cash interest expense on senior convertible notes	1,255	—
Add: Premium on redemption of preferred stock	16,314	—
Less: Losses on charge-offs and dispositions(3)	(23,130)	(14,827)
Less: Participating Security allocation	—	(23)
Adjusted income allocable to common shareholders	$214,619	$112,562
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

Liquidity and Capital Resources

During the year ended December 31, 2017, we committed to new investments totaling $806.0 million and invested $956.9 million in new investments, prior financing commitments and ongoing development. Total investments included $618.5 million in real estate finance, $133.2 million to develop our land and development assets, $73.4 million of capital to reposition or redevelop our operating properties, $131.7 million to invest in net lease assets and $0.1 million in other investments. Also during the year ended December 31, 2017, we generated $1,268.8 million from loan repayments and asset sales within our portfolio, comprised of $722.0 million from real estate finance, $42.8 million from operating properties, $248.7 million from net lease assets, $234.7 million from land and development assets and $20.6 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.

The following table outlines our capital expenditures on real estate and land and development assets as reflected in our consolidated statements of cash flows for the years ended December 31, 2017 and 2016, by segment ($ in thousands):

	For the Years Ended December 31,
	2017	2016
Operating Properties	$33,774	$65,934
Net Lease	3,293	3,876
Total capital expenditures on real estate assets	$37,067	$69,810

Land and Development	$121,400	$103,806
Total capital expenditures on land and development assets	$121,400	$103,806
As of December 31, 2017, we had unrestricted cash of $657.7 million. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $175 million to $225 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development and operating properties business segments and include multifamily and residential development activities which are expected to include approximately $100 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of December 31, 2017, we also had approximately $389 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings are met. See "Unfunded Commitments" below. Our capital sources to meet cash uses through the next 12 months and beyond will primarily be expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.
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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of December 31, 2017 (see Item 8—"Financial Statements and Supplemental Data—Note 10").

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,507,500	$—	$1,170,000	$1,337,500	$—	$—
Secured credit facilities	399,000	4,000	8,000	387,000	—	—
Revolving credit facility	325,000	—	325,000	—	—	—
Mortgages	208,491	9,481	18,219	164,697	16,094	—
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,539,991	13,481	1,521,219	1,889,197	16,094	100,000
Interest Payable(1)	661,364	173,751	302,973	140,745	17,974	25,921
Loan Participations Payable(2)	102,737	93,782	8,955	—	—	—
Operating Lease Obligations	17,891	4,971	7,731	2,275	2,914	—
Total	$4,321,983	$285,985	$1,840,878	$2,032,217	$36,982	$125,921
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR of 1.56% and 3-month LIBOR of 1.69% that were in effect as of December 31, 2017.

(2)	Refer to Note 9 to the consolidated financial statements.

2017 Secured Financing—In March 2017, the predecessor of SAFE (which at the time was comprised of our wholly-owned subsidiaries conducting our Ground Lease business) entered into a $227.0 million secured financing transaction (the "2017 Secured Financing") that accrued interest at 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the 12 properties comprising SAFE's initial portfolio. In connection with the 2017 Secured Financing, we incurred $7.3 million of lender and third-party fees, substantially all of which was capitalized in "Debt obligations, net" on our consolidated balance sheets. In April 2017, we derecognized the 2017 Secured Financing when third parties acquired a controlling interest in SAFE's predecessor, prior to SAFE's initial public offering (refer to Note 4).

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

The 2016 Senior Secured Credit Facility is collateralized 1.25x by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2016 Senior Secured Credit Facility. Proceeds received for interest, rent, lease payments and fee income are retained by us. We may also make optional prepayments, subject to prepayment fees, and are required to repay 0.25% of the principal amount outstanding on the first business day of each quarter.

2015 Secured Revolving Credit Facility—In March 2015, we entered into our 2015 Secured Revolving Credit Facility. In September 2017, we upsized the 2015 Secured Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.30% to 0.50% based on corporate credit ratings. At maturity, we may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021.

Unsecured Notes—In September 2017, we issued $400.0 million principal amount of 4.625% senior unsecured notes due September 2020, $400.0 million principal amount of 5.25% senior unsecured notes due September 2022 and $250.0 million of 3.125% Convertible Notes due September 2022. Proceeds from these offerings, together with cash on hand, were used to repay in full the $550.0 million principal amount outstanding of the 4.0% senior unsecured notes due November 2017, the $300.0 million principal amount outstanding of the 7.125% senior unsecured notes due February 2018 and the $300.0 million principal amount outstanding of the 4.875% senior unsecured notes due July 2018. In addition, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes.

In March 2017, we issued $375.0 million principal amount of 6.00% senior unsecured notes due April 2022. Proceeds from the offering were primarily used to repay in full the $99.7 million principal amount outstanding of the 5.85% senior unsecured notes due March 2017 and repay in full the $275.0 million principal amount outstanding of the 9.00% senior unsecured notes due June 2017 prior to maturity. In March 2016, we repaid the $261.4 million principal amount outstanding of the 5.875% senior unsecured notes at maturity using available cash. In addition, we issued $275.0 million principal amount of 6.50% senior unsecured notes due July 2021. Proceeds from the offering were primarily used to repay in full the $265.0 million principal amount outstanding of the senior unsecured notes due July 2016 and repay $5.0 million of the 2015 Secured Revolving Credit Facility.

Collateral Assets—As of December 31, 2017 and 2016, the carrying value of assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of December 31,
	2017		2016
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$795,321	$486,710	$881,212	$506,062
Real estate available and held for sale	20,069	48,519	—	237,531
Land and development, net	25,100	835,211	35,165	910,400
Loans receivable and other lending investments, net(2)(3)	194,529	1,021,340	172,581	1,142,050
Other investments	—	321,241	—	214,406
Cash and other assets	—	898,252	—	590,299
Total	$1,035,019	$3,611,273	$1,088,958	$3,600,748
___________________________________________________________

(1)
The 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions).

(2)	As of December 31, 2017 and 2016, the amounts presented exclude general reserves for loan losses of $17.5 million and $23.3 million, respectively.

(3)	As of December 31, 2017 and 2016, the amounts presented exclude loan participations of $102.3 million and $159.1 million, respectively.

Debt Covenants
Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis, our consolidated fixed charge coverage ratio, determined in accordance with the indentures governing our debt securities, is 1.5x or lower. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. If our ability to incur additional indebtedness under the fixed charge coverage ratio is limited, we are permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2017, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$338,290	$10,934	$28,585	$377,809
Strategic Investments	—	—	10,743	10,743
Total	$338,290	$10,934	$39,328	$388,552
_______________________________________________________________________________

(1)	Excludes $102.1 million of commitments on loan participations sold that are not our obligation.

Stock Repurchase Program—As of December 31, 2017, we had authorization to repurchase up to $50.0 million of common stock from time to time in open market or privately negotiated transactions, including pursuant to one or more trading plans. In December 2017, the Company entered into a 10b5-1 plan (the "10b5-1 Plan") in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, to facilitate repurchases. Whether and how many shares will be repurchased is uncertain and dependent on prevailing market prices and trading volumes, which we cannot predict. During the year ended December 31, 2016, we repurchased 10.2 million shares of our common stock for $98.4 million, at an average cost of $9.67 per share. During the year ended December 31, 2015, we repurchased 5.7 million shares of our common stock for $70.4 million, at an average cost of $12.25 per share.
In addition, in connection with the sale of the 3.125% Convertible Notes in September 2017 (refer to Note 10), we repurchased 4.0 million shares of our common stock for $45.9 million at an average cost of $11.51 per share in privately negotiated transactions with purchasers of the 3.125% Convertible Notes.

Preferred Equity—In October 2017, we redeemed our Series E and Series F preferred stock at par for the aggregate liquidation preference of $240.0 million plus accrued dividends to the redemption date (refer to Note 13).
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
During 2017, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:
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
The (recovery of) provision for loan losses for the years ended December 31, 2017, 2016 and 2015 were $(5.8) million, $(12.5) million and $36.6 million, respectively. The total reserve for loan losses as of December 31, 2017 and 2016, included asset specific reserves of $61.0 million and $62.2 million, respectively, and general reserves of $17.5 million and $23.3 million, respectively.
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
During the years ended December 31, 2016 and 2015, we received title to properties in satisfaction of mortgage loans with fair values of $40.6 million and $13.4 million, respectively, for which those properties had served as collateral.
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
During the year ended December 31, 2017, we recorded impairments on real estate and land and development assets totaling $32.4 million. The impairments recorded in 2017 were primarily the result of impairments on land and development assets of $20.5 million resulting from a decrease in expected cash flows on one asset and a change in exit strategy on another asset, and impairments of $11.9 million on real estate assets due to shifting demand in the local condominium markets and changes in our exit strategy on other real estate assets. During the years ended December 31, 2016 and 2015, we recorded impairments on real estate and land and development assets totaling $14.5 million and $10.5 million, respectively, resulting from unfavorable local market conditions, sales of net lease assets and changes in business strategy for certain assets.
Identified intangible assets and liabilities—We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2017, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of assets" in our consolidated statements of operations.
Valuation of deferred tax assets—Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. We evaluate our ability to realize our deferred tax assets and recognize a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating our ability to realize our deferred tax assets, we consider, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This analysis is inherently subjective, as it requires us to forecast our business and general economic environment in future periods. Changes in estimate of our ability to realize our deferred tax asset, if any, are included in "Income tax (expense) benefit" in the consolidated statements of operations.
While certain entities with NOLs may generate profits in the future, which may allow us to utilize the NOLs, we continue to record a full valuation allowance on the net deferred tax asset due to the history of losses and the uncertainty of the entities' ability to generate such profits. We recorded a full valuation allowance of $63.3 million and $66.5 million as of December 31, 2017 and 2016, respectively.
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
The following table quantifies the potential changes in annual net income should interest rates increase by 10, 50 or 100 basis points and decrease by 10 or 50 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 1.56% as of December 31, 2017. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(7,166)
-50 Basis Points	(3,214)
-10 Basis Points	(643)
Base Interest Rate	—
+10 Basis Points	643
+50 Basis Points	3,214
+100 Basis Points	6,429
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of December 31, 2017, $416.6 million of our floating rate loans have a cumulative weighted average LIBOR floor of 0.3% and $501.7 million of our floating rate debt has a cumulative weighted average interest rate floor of 0.7%.

Item 8.    Financial Statements and Supplemental Data
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	58

Financial Statements:
Consolidated Balance Sheets as of December 31, 2017 and 2016	60
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	61
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015	62
Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015	63
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	65
Notes to Consolidated Financial Statements	66
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts and Reserves as of December 31, 2017 with reconciliations for the years ended December 31, 2017, 2016 and 2015	117
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 with reconciliations for the years ended December 31, 2017, 2016 and 2015	118
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2017 with reconciliations for the years ended December 31, 2017, 2016 and 2015	132

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of iStar Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

PricewaterhouseCoopers LLP
New York, New York
February 26, 2018

We have served as the Company’s auditor since at least 1997. We have not determined the specific year we began serving as auditor of the Company.

iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2017	2016
ASSETS
Real estate
Real estate, at cost	$1,629,436	$1,740,893
Less: accumulated depreciation	(347,405)	(353,619)
Real estate, net	1,282,031	1,387,274
Real estate available and held for sale	68,588	237,531
Total real estate	1,350,619	1,624,805
Land and development, net	860,311	945,565
Loans receivable and other lending investments, net	1,300,655	1,450,439
Other investments	321,241	214,406
Cash and cash equivalents	657,688	328,744
Accrued interest and operating lease income receivable, net	11,957	11,254
Deferred operating lease income receivable, net	86,877	88,189
Deferred expenses and other assets, net	141,730	162,112
Total assets	$4,731,078	$4,825,514
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$238,004	$211,570
Loan participations payable, net	102,425	159,321
Debt obligations, net	3,476,400	3,389,908
Total liabilities	3,816,829	3,760,799
Commitments and contingencies (refer to Note 11)	—	—
Redeemable noncontrolling interests	—	5,031
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (refer to Note 13)	12	22
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 68,236 and 72,042 shares issued and outstanding as of December 31, 2017 and 2016, respectively	68	72
Additional paid-in capital	3,352,665	3,602,172
Retained earnings (deficit)	(2,470,564)	(2,581,488)
Accumulated other comprehensive income (loss) (refer to Note 13)	(2,482)	(4,218)
Total iStar Inc. shareholders' equity	879,703	1,016,564
Noncontrolling interests	34,546	43,120
Total equity	914,249	1,059,684
Total liabilities and equity	$4,731,078	$4,825,514

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Operating lease income	$187,684	$191,180	$211,207
Interest income	106,548	129,153	134,687
Other income	188,091	46,514	49,924
Land development revenue	196,879	88,340	100,216
Total revenues	679,202	455,187	496,034
Costs and expenses:
Interest expense	194,686	221,398	224,639
Real estate expense	147,617	137,522	146,509
Land development cost of sales	180,916	62,007	67,382
Depreciation and amortization	49,033	51,660	62,045
General and administrative	98,882	84,027	81,277
(Recovery of) provision for loan losses	(5,828)	(12,514)	36,567
Impairment of assets	32,379	14,484	10,524
Other expense	20,954	5,883	6,374
Total costs and expenses	718,639	564,467	635,317
Income (loss) before earnings from equity method investments and other items	(39,437)	(109,280)	(139,283)
Loss on early extinguishment of debt, net	(14,724)	(1,619)	(281)
Earnings from equity method investments	13,015	77,349	32,153
Income (loss) from continuing operations before income taxes	(41,146)	(33,550)	(107,411)
Income tax benefit (expense)	948	10,166	(7,639)
Income (loss) from continuing operations	(40,198)	(23,384)	(115,050)
Income from discontinued operations	4,939	18,270	15,077
Gain from discontinued operations	123,418	—	—
Income from sales of real estate	92,049	105,296	93,816
Net income (loss)	180,208	100,182	(6,157)
Net (income) loss attributable to noncontrolling interests	(4,526)	(4,876)	3,722
Net income (loss) attributable to iStar Inc.	175,682	95,306	(2,435)
Preferred dividends	(64,758)	(51,320)	(51,320)
Net (income) loss allocable to HPU holders and Participating Security holders(1)(2)	—	(14)	1,080
Net income (loss) allocable to common shareholders	$110,924	$43,972	$(52,675)
Per common share data:
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$(0.25)	$0.35	$(0.79)
Diluted	$(0.25)	$0.35	$(0.79)
Net income (loss) attributable to iStar Inc.:
Basic	$1.56	$0.60	$(0.62)
Diluted	$1.56	$0.60	$(0.62)
Weighted average number of common shares:
Basic	71,021	73,453	84,987
Diluted	71,021	73,835	84,987
Per HPU share data(1):
Income (loss) attributable to iStar Inc. from operations—Basic and diluted	$—	$—	$(153.67)
Net income (loss) attributable to iStar Inc.—Basic and diluted	$—	$—	$(120.00)
Weighted average number of HPU share—Basic and diluted	—	—	9
_______________________________________________________________________________

(1)	All of the Company's outstanding High Performance Units ("HPUs") were repurchased and retired on August 13, 2015 (refer to Note 13).

(2)
Participating Security holders are non-employee directors who hold common stock equivalents ("CSEs") and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (refer to Note 14 and Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss)	$180,208	$100,182	$(6,157)
Other comprehensive income (loss):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization(1)	—	—	(2,576)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	(168)	598	921
Unrealized gains/(losses) on available-for-sale securities	1,186	274	(532)
Unrealized gains/(losses) on cash flow hedges	847	(85)	(1,202)
Unrealized gains/(losses) on cumulative translation adjustment	(129)	(154)	(491)
Other comprehensive income (loss)	1,736	633	(3,880)
Comprehensive income (loss)	181,944	100,815	(10,037)
Comprehensive (income) loss attributable to noncontrolling interests	(4,526)	(4,876)	3,722
Comprehensive income (loss) attributable to iStar Inc.	$177,418	$95,939	$(6,315)
_______________________________________________________________________________

(1)	Reclassified to "Other income" in the Company's consolidated statements of operations.

(2)
Reclassified to "Interest expense" in the Company's consolidated statements of operations are $64, $217 and $456 for the years ended December 31, 2017, 2016 and 2015, respectively. Reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations are $304, $381 and $465, respectively, for the years ended December 31, December 31, 2017, 2016 and 2015.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2017
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	HPU's(2)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$22	$4	$9,800	$85	$3,744,621	$(2,556,469)	$(971)	$51,256	$1,248,348
Dividends declared—preferred	—	—	—	—	—	(51,320)	—	—	(51,320)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	4,961	—	—	—	4,961
Net income (loss) for the period(3)	—	—	—	—	—	(2,435)	—	(266)	(2,701)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(3,880)	—	(3,880)
Repurchase of stock	—	—	—	(5)	(70,411)	—	—	—	(70,416)
Redemption of HPUs	—	—	(9,800)	1	15,238	(15,250)	—	—	(9,811)
Change in additional paid in capital attributable to noncontrolling interests(4)	—	—	—	—	(5,079)	—	—	—	(5,079)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	205	205
Distributions to noncontrolling interests(4)	—	—	—	—	—	—	—	(8,977)	(8,977)
Balance as of December 31, 2015	$22	$4	$—	$81	$3,689,330	$(2,625,474)	$(4,851)	$42,218	$1,101,330
Dividends declared—preferred	—	—	—	—	—	(51,320)	—	—	(51,320)
Issuance of stock/restricted stock unit amortization, net	—	—	—	—	2,031	—	—	—	2,031
Issuance of common stock for conversion of senior unsecured convertible notes	—	—	—	1	9,595	—	—	—	9,596
Net income (loss) for the period(3)	—	—	—	—	—	95,306	—	10,927	106,233
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	633	—	633
Repurchase of stock	—	—	—	(10)	(98,419)	—	—	—	(98,429)
Change in additional paid in capital attributable to redeemable noncontrolling interests	—	—	—	—	(365)	—	—	—	(365)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	790	790
Distributions to noncontrolling interests(5)	—	—	—	—	—	—	—	(10,815)	(10,815)
Balance as of December 31, 2016	$22	$4	$—	$72	$3,602,172	$(2,581,488)	$(4,218)	$43,120	$1,059,684

iStar Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2016 and 2015
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)		HPU's(2)		Common Stock at Par		Additional Paid-In Capital		Retained Earnings (Deficit)		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$22	$4		$—		$72		$3,602,172		$(2,581,488)		$(4,218)	$43,120	$1,059,684
Dividends declared—preferred	—	—		—		—		—		(46,614)		—	—	(46,614)
Issuance of stock/restricted stock unit amortization, net	—	—		—		—		2,522		—		—	—	2,522
Net income for the period(3)	—	—		—		—		—		175,682		—	5,853	181,535
Change in accumulated other comprehensive income (loss)	—	—		—		—		—		—		1,736	—	1,736
Repurchase of stock	—	—		—		(4)		(45,924)		—		—	—	(45,928)
Issuance of senior unsecured convertible notes (refer to Note 10)	—	—		—		—		25,869		—		—	—	25,869
Dividends declared and payable — Series E and Series F Preferred Stock	—	—		—		—		—		(1,830)		—	—	(1,830)
Redemption of Series E and F Preferred Stock	(10)	—		—		—		(223,676)		(16,314)		—	—	(240,000)
Change in additional paid in capital attributable to redeemable noncontrolling interest(6)	—	—		—		—		(8,298)		—		—	—	(8,298)
Contributions from noncontrolling interests	—	—		—		—		—		—		—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(14,439)	(14,439)
Balance as of December 31, 2017	$12	$4		$—		$68		$3,352,665		$(2,470,564)		$(2,482)	$34,546	$914,249
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 13).

(3)	For the years ended December 31, 2017, 2016 and 2015 net income (loss) shown above excludes $(1,327), $(6,051) and $(3,456) of net loss attributable to redeemable noncontrolling interests.

(4)	Includes a $6.4 million payment to acquire a noncontrolling interest (refer to Note 4).

(5)	Includes payments of $10.8 million to acquire a noncontrolling interest (refer to Note 5).

(6)	Represents the amount paid in excess of its carrying value to acquire a redeemable noncontrolling interest (refer to Note 4).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$180,208	$100,182	$(6,157)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Recovery of) provision for loan losses	(5,828)	(12,514)	36,567
Impairment of assets	32,379	14,484	10,524
Depreciation and amortization	49,934	54,329	65,247
Non-cash expense for stock-based compensation	18,812	10,889	12,013
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	13,857	16,810	17,352
Amortization of discounts/premiums on loans, net	(13,323)	(14,873)	(11,606)
Deferred interest on loans, net	10,133	22,396	(34,458)
Gain from discontinued operations	(123,418)	—	—
Earnings from equity method investments	(13,015)	(77,349)	(32,153)
Distributions from operations of other investments	42,059	48,732	29,999
Deferred operating lease income	(6,830)	(9,921)	(7,950)
Income from sales of real estate	(92,557)	(105,296)	(93,816)
Land development revenue in excess of cost of sales	(15,963)	(26,333)	(32,834)
Loss on early extinguishment of debt, net	3,065	1,619	281
Debt discount on repayments and repurchases of debt obligations	(6,647)	(5,381)	(578)
Other operating activities, net	14,429	6,897	5,889
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	1,424	3,634	(2,068)
Changes in deferred expenses and other assets, net	(15,806)	(6,397)	2,631
Changes in accounts payable, accrued expenses and other liabilities, net	7,299	(453)	(17,112)
Cash flows provided by (used in) operating activities	80,212	21,455	(58,229)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(522,269)	(410,975)	(478,822)
Capital expenditures on real estate assets	(37,067)	(69,810)	(81,525)
Capital expenditures on land and development assets	(121,400)	(103,806)	(88,219)
Acquisitions of real estate assets	(6,600)	(38,433)	—
Repayments of and principal collections on loans receivable and other lending investments, net	615,620	504,844	273,454
Net proceeds from sales of loans receivable	—	—	6,655
Net proceeds from sales of real estate	314,013	435,560	362,530
Net proceeds from sales of land and development assets	194,090	94,424	81,601
Net proceeds from sale of other investments	—	43,936	—
Distributions from other investments	49,672	92,482	119,854
Contributions to and acquisition of interest in other investments	(224,219)	(58,197)	(11,531)
Changes in restricted cash held in connection with investing activities	6,414	1,515	(7,550)
Other investing activities, net	1,231	(24,997)	7,581
Cash flows provided by investing activities	269,485	466,543	184,028
Cash flows from financing activities:
Borrowings from debt obligations and convertible notes	2,288,654	716,001	549,000
Repayments and repurchases of debt obligations	(1,915,052)	(1,437,557)	(432,383)
Proceeds from loan participations payable	—	22,844	138,075
Preferred dividends paid	(48,444)	(51,320)	(51,320)
Repurchase of stock	(45,928)	(99,335)	(69,511)
Redemption of HPUs	—	—	(9,811)
Redemption of Series E and F preferred stock	(240,000)	—	—
Payments for deferred financing costs	(32,419)	(9,980)	(2,255)
Payments for withholding taxes upon vesting of stock-based compensation	(724)	(1,451)	(1,718)
Distributions to and redemption of noncontrolling interests	(26,213)	(10,771)	(8,977)
Other financing activities, net	(599)	1,207	1,663
Cash flows provided by (used in) financing activities	(20,725)	(870,362)	112,763
Effect of exchange rate changes on cash	(28)	7	478
Changes in cash and cash equivalents	328,944	(382,357)	239,040
Cash and cash equivalents at beginning of period	328,744	711,101	472,061
Cash and cash equivalents at end of period	$657,688	$328,744	$711,101
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$179,208	$199,667	207,972
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$(57,514)	$(15,594)	$14,075
Developer fee payable	—	9,478	7,435
Acquisitions of real estate and land and development assets through deed-in-lieu	—	40,583	13,424
Contributions of real estate and land and development assets to equity method investments, net	—	8,828	21,096
Accounts payable for capital expenditures on land and development assets	3,775	3,674	7,143
Accounts payable for capital expenditures on real estate assets	2,709	—	8,107
Conversion of senior unsecured convertible notes into common stock	—	9,596	—
Redemption of HPUs in exchange for common stock	—	—	15,240
Receivable from sales of real estate and land parcels	4,853	7,509	22,695
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
Consolidated VIEs—As of December 31, 2017, the Company consolidates VIEs for which it is considered the primary beneficiary. As of December 31, 2017, the total assets of these consolidated VIEs were $297.6 million and total liabilities were $38.6 million. The classifications of these assets are primarily within "Land and development, net" and "Real estate, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of December 31, 2017.

Unconsolidated VIEs—As of December 31, 2017, the Company has investments in VIEs where it is not the primary beneficiary, and accordingly, the VIEs have not been consolidated in the Company's consolidated financial statements. As of December 31, 2017, the Company's maximum exposure to loss from these investments does not exceed the sum of the $82.5 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $34.9 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

Real estate and land and development—Real estate and land and development assets are recorded at cost less accumulated depreciation and amortization, as follows:
Capitalization and depreciation—Certain improvements and replacements are capitalized when they extend the useful life of the asset. For real estate projects, the Company begins to capitalize qualified development and construction costs, including interest, real estate taxes, compensation and certain other carrying costs incurred which are specifically identifiable to a development project once activities necessary to get the asset ready for its intended use have commenced. If specific allocation of costs is not practicable, the Company will allocate costs based on relative fair value prior to construction or relative sales value, relative size

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

or other methods as appropriate during construction. The Company’s policy for interest capitalization on qualifying real estate assets is to use the average amount of accumulated expenditures during the period the asset is being prepared for its intended use, which is typically when physical construction commences, and a capitalization rate which is derived from specific borrowings on the qualifying asset or the Company’s corporate borrowing rate in the absence of specific borrowings. The Company ceases capitalization on the portions substantially completed and ready for their intended use. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over the estimated useful life, which is generally 40 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
Deferred expenses and other assets—Deferred expenses and other assets include certain non-tenant receivables, leasing costs, lease incentives and financing fees associated with revolving-debt arrangements. Financing fees associated with other debt obligations are recorded as a reduction of the carrying value of "Debt obligations, net" and "Loan participations payable, net" on the Company's consolidated balance sheets. Lease incentives and leasing costs that include brokerage, legal and other costs are amortized over the life of the respective leases and presented as an operating activity in the Company's consolidated statements of cash flows. External fees and costs incurred to obtain long-term debt financing have been deferred and are amortized over the term of the respective borrowing using the effective interest method. Amortization of leasing costs is included in "Depreciation and amortization" and amortization of deferred financing fees is included in "Interest expense" in the Company's consolidated statements of operations.
Identified intangible assets and liabilities—Upon the acquisition of a business, the Company records intangible assets or liabilities acquired at their estimated fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2017, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in "Deferred expenses and other assets, net" and intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" in the Company's consolidated statements of operations.
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
Management estimates losses within its operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date and incorporates an asset-specific component, as well as a general, formula-based reserve based on management's evaluation of the credit risks associated with these receivables. As of December 31, 2017 and 2016, the allowance for doubtful accounts related to real estate tenant receivables was $1.3 million and the allowance for doubtful accounts related to deferred operating lease income was $1.3 million.
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
Other income: Other income includes revenues from hotel operations, which are recognized when rooms are occupied and the related services are provided. Revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other income also includes gains from sales of loans, loan prepayment fees, yield maintenance payments, lease termination fees and other ancillary income. During the year ended December 31, 2017, the Company recorded $123.4 million of interest income and real estate tax reimbursements resulting from the settlement of litigation involving a dispute over the purchase and sale of land (refer to Note11).
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
Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income; the Company, however, is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. While the Company must distribute at least 90% of its taxable income to maintain its REIT status, the Company typically distributes all of its taxable income, if any, to eliminate any tax on undistributed taxable income. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to reduce its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with, and its election to be treated as, a REIT for tax purposes. The Company made foreclosure elections for certain properties acquired through foreclosure, or an equivalent legal process, which allows the Company to operate these properties within the REIT and subjects net income from these assets to corporate level tax. The carrying value of assets with foreclosure elections as of December 31, 2017 is $139.7 million. The Tax Cuts and Jobs Act reduced the corporate tax rate to 21% from 35% beginning in 2018 and net income from foreclosure property is subject to the 21% tax rate beginning in 2018.
As of December 31, 2016, the Company had $948.8 million of REIT net operating loss ("NOL") carryforwards at the corporate REIT level, which can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2036 if unused. The amount of NOL carryforwards as of December 31, 2017 will be subject to finalization of the Company's 2017 tax return. The Tax Cuts and Jobs Act reduced the deduction for net operating losses to 80% of the Company’s taxable income for losses incurred after December 31, 2017. Our net operating loss carryforward for losses incurred in taxable years prior to 2018 remain fully deductible. The Company's tax years from 2014 through 2016 remain subject to examination by major tax jurisdictions. During the year ended December 31, 2017, the Company is expected to have REIT taxable income before the NOL deduction. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" in the Company's consolidated statements of operations.
The Company may participate in certain activities from which it would be otherwise precluded and maintain its qualification as a REIT. These activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRS"), is engaged in various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

in equity affiliates. As of December 31, 2017, $759.6 million of the Company's assets were owned by TRS entities. The Company's TRS entities are not consolidated with the REIT for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities.
The following represents the Company's TRS income tax benefit (expense) ($ in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current tax benefit (expense)(1)(2)	$531	$9,751	$(7,639)
Total income tax (expense) benefit	$531	$9,751	$(7,639)
_______________________________________________________________________________

(1)
For the year ended December 31, 2017, the Company recognized a tax benefit for alternative minimum tax credits generated from a carryback of NOLs to 2014 and 2015. For the year ended December 31, 2016, excludes a REIT income tax benefit of $0.4 million.

(2)
Under the Tax Cuts and Jobs Act, the alternative minimum tax credit carryforward is a refundable tax credit over a four year period beginning in 2018 and ending in 2021 upon which the full amount of the credit will be allowed.

During the year ended December 31, 2017, the Company's TRS entities generated a taxable loss of $33.1 million for which the Company recognized no current tax benefit. The Company’s TRS NOL will be carried forward and the Company’s TRS recorded a full valuation allowance against the related deferred tax asset. During the year ended December 31, 2016, the Company's TRS entities generated a taxable loss of $49.4 million, resulting in a current tax benefit of $9.8 million, including a benefit for a return to provision adjustment in the amount of $2.8 million. The 2016 benefit was limited to the amount the Company’s TRS expected to receive after it filed an NOL carryback claim. The remaining balance of its NOL was carried forward and the Company’s TRS recorded a full valuation allowance against the related deferred tax asset. During the year ended December 31, 2015, the Company's TRS entities generated taxable income of $17.0 million, which was partially offset by the utilization of NOL carryforwards, resulting in current tax expense of $7.6 million.
Total cash paid for taxes for the years ended December 31, 2017, 2016 and 2015 was $6.0 million, $0.2 million and $8.4 million, respectively. The taxes paid in 2017 were primarily alternative minimum taxes at the REIT which the Company expects to be refunded over the next four years.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company applied the corporate tax rate enacted December 22, 2017 under the Tax Cuts and Jobs Act effective for years beginning after 2017 to value its deferred tax assets and liabilities and is in the process of determining whether any of deferred tax assets or liabilities would not be realized because of the change in tax law as such information becomes available. The Company evaluates whether its deferred tax assets are realizable and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating whether its deferred tax assets are realizable, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2017 and 2016, respectively. Changes in estimates of our valuation allowance, if any, are included in "Income tax (expense) benefit" in the consolidated statements of operations. The valuation allowance was reduced to reflect the change in value of our net deferred tax assets that reflects a reduced rate of tax under the Tax Cuts and Jobs Act.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of December 31,
	2017	2016
Deferred tax assets(1)(2)	$63,258	$66,498
Valuation allowance	(63,258)	(66,498)
Net deferred tax assets (liabilities)	$—	$—
_______________________________________________________________________________

(1)
Deferred tax assets as of December 31, 2017 include timing differences related primarily to asset basis of $26.1 million, deferred expenses and other items of $13.6 million, NOL carryforwards of $21.3 million and other credits of $2.3 million. Deferred tax assets as of December 31, 2016 include timing differences related primarily to asset basis of $29.7 million, deferred expenses and other items of $21.2 million and NOL carryforwards of $15.6 million. The Company has not yet finalized whether any of its gross deferred tax assets are no longer realizable because of a change in tax law and will adjust its provisional gross deferred tax balances once sufficient information becomes available to make such a determination. Because the Company records a full valuation allowance, the Company does not expect to record a net change in estimate in “Income tax (expense) benefit” in its consolidated statement of operations during the period in which such determination becomes final.

(2)
Gross deferred tax assets as of December 31, 2017 were valued at the enacted corporate tax rate during the period in which such deferred tax assets are expected to be realized. The Tax Cuts and Jobs Act reduced the federal corporate tax rate to 21% from35% for taxable years beginning after December 31, 2017. The Company’s TRS’s applied its reduced effective tax rate to compute its gross deferred tax assets before valuation allowance.

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
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"), to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in ASU 2017-05 simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments in ASU 2017-05 require an entity to initially measure a retained noncontrolling interest in a nonfinancial asset at fair value consistent with how a retained noncontrolling interest in a business is measured. Also, if an entity transfers ownership interests in a consolidated subsidiary that is within the scope of ASC 610-20 and continues to have a controlling financial interest in that subsidiary, ASU 2017-05 requires the entity to account for the transaction as an equity transaction, which is consistent with how changes in ownership interests in a consolidated subsidiary that is a business are recorded when a parent retains a controlling financial interest in the business. ASU 2017-05 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. The Company will adopt ASU 2017-05 using the modified retrospective approach, which will require the Company to record a cumulative adjustment to retained earnings as of the beginning of the period in the year of adoption of the new standard. The Company concluded that transactions in assets and businesses in which the Company retains an ownership interest, such as the sale of a controlling interest in its Ground Lease business (refer to Note 4), and other transactions in which it sold or contributed real estate to a venture in which it retained a noncontrolling interest

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

and recognized a partial gain, will be impacted by this guidance. As a result, under the modified retrospective approach, the Company expects to record incremental gains to beginning retained earnings as of January 1, 2018 in its consolidated statements of changes in equity, including an incremental gain of $55.5 million from the sale of its Ground Lease business, bringing the Company's full gain on the sale of its Ground Lease business to approximately $178.9 million.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"), to provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The Company's real estate acquisitions have historically been accounted for as a business combination or an asset acquisition. Under ASU 2017-01, certain transactions previously accounted for as business combinations under the existing guidance would be accounted for as asset acquisitions under the new guidance. As a result, the Company expects more transaction costs to be capitalized under real estate acquisitions and less transaction costs to be expensed under business combinations as a result of the new guidance. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18") which requires that restricted cash be included with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents on the statement of cash flows. In addition, ASU 2016-18 requires disclosure of what is included in restricted cash. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management has determined the guidance will not have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") which was issued to reduce diversity in practice in how certain cash receipts and cash payments, including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management has determined the guidance will not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

15, 2017. Early adoption is not permitted. Management has concluded that ASU 2016-01 will not have a material impact on Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. Although most of the Company's revenue is operating lease income generated from lease contracts and interest income generated from financial instruments, certain other of the Company's revenue streams will be impacted by the new guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted beginning January 1, 2017. The Company will adopt ASU 2014-09 using the modified retrospective approach on January 1, 2018. Based on the Company's assessment of the impact of the adoption of ASU 2014-09, it does not expect the adoption to have a material impact on its consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of December 31, 2017
Land, at cost	$219,092	$203,278	$422,370
Buildings and improvements, at cost	888,959	318,107	1,207,066
Less: accumulated depreciation	(292,268)	(55,137)	(347,405)
Real estate, net	815,783	466,248	1,282,031
Real estate available and held for sale (2)	—	68,588	68,588
Total real estate	$815,783	$534,836	$1,350,619
As of December 31, 2016
Land, at cost	$231,506	$211,054	$442,560
Buildings and improvements, at cost	987,050	311,283	1,298,333
Less: accumulated depreciation	(307,444)	(46,175)	(353,619)
Real estate, net	911,112	476,162	1,387,274
Real estate available and held for sale (2)	155,051	82,480	237,531
Total real estate	$1,066,163	$558,642	$1,624,805
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

(2)
As of December 31, 2017 and 2016 the Company had $48.5 million and $82.5 million, respectively, of residential properties available for sale in its operating properties portfolio. As of December 31, 2016, net lease includes the Company's ground lease ("Ground Lease") assets that were reclassified to "Real estate available and held for sale" (refer to "Disposition of Ground Lease Business" below). As of December 31, 2016, the carrying value of the Company's Ground Lease assets were previously classified as $104.5 million in "Real estate, net," $37.5 million in "Deferred expenses and other assets, net," $8.2 million in "Deferred operating lease income receivable, net" and $3.5 million in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheet.

Real Estate Available and Held for Sale—The following table presents the carrying value of properties transferred to held for sale, by segment ($ in millions)(1):

	Year Ended December 31,
Property Type	2017	2016	2015
Operating Properties(2)	$20.1	$16.1	$2.9
Net Lease	0.9	1.8	8.2
Total	$21.0	$17.9	$11.1
_______________________________________________________________________________

(1)	Properties were transferred to held for sale due to executed contracts with third parties or changes in business strategy.

(2)	During the year ended December 31, 2015, the Company transferred a commercial operating property with a carrying value of $2.9 million to held for investment due to a change in business strategy.

During the year ended December 31, 2016, the Company also acquired two residential condominium units for $1.8 million that were held for sale and were sold as of December 31, 2017.

Acquisitions—During the year ended December 31, 2017, the Company acquired one net lease asset for $6.6 million. In addition, in the third quarter 2017, in conjunction with the modification of two master leases, the Company exchanged real property with the tenant. The fair value of the property exchanged exceeded the Company's cost basis by approximately $1.5 million which will be deferred and amortized to "Operating lease income" in the Company's consolidated statements of operations over the remaining master lease terms.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2016, the Company acquired one net lease asset for $32.7 million. During the same period, the Company also acquired land for $3.9 million and simultaneously entered into a 99 year Ground Lease with the seller. This asset was one of the 12 properties comprising the Company's Ground Lease business that was disposed of in April 2017 (see "Disposition of Ground Lease Business" below).

During the year ended December 31, 2015, the Company acquired, via deed-in-lieu, title to a residential operating property, which had a total fair value of $13.4 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

Disposition of Ground Lease Business—In April 2017, institutional investors acquired a controlling interest in the Company's Ground Lease business through the merger of a Company subsidiary and related transactions (the "Acquisition Transactions"). The Company's Ground Lease business was a component of the Company's net lease segment and consisted of 12 properties subject to long term net leases including seven Ground Leases and one master lease (covering five properties). The acquiring entity was a newly formed unconsolidated entity named Safety, Income & Growth Inc. ("SAFE"). The carrying value of the Company's Ground Lease assets was approximately $161.1 million. Shortly before the Acquisition Transactions, the Company completed the $227.0 million 2017 Secured Financing on its Ground Lease assets (refer to Note 10). The Company received all of the proceeds of the 2017 Secured Financing. The Company received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that the Company contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, the Company deconsolidated the 12 properties and the associated 2017 Secured Financing. The Company accounts for its investment in SAFE as an equity method investment (refer to Note 7). The Company accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of the Company's retained interest in SAFE (refer to Note 2 - Summary of Significant Accounting Policies). The carrying value of the 12 properties is classified in "Real estate available and held for sale" on the Company's consolidated balance sheet as of December 31, 2016 and the gain was recorded in "Gain from discontinued operations" in the Company's consolidated statements of operations.
Discontinued Operations—The transactions described above involving the Company's Ground Lease business qualified for discontinued operations and the following table summarizes income from discontinued operations for the years ended December 31, 2017, 2016 and 2015 ($ in thousands)(1):

	Year Ended December 31,
	2017	2016	2015
Revenues	$6,430	$21,839	$18,520
Expenses	(1,491)	(3,569)	(3,443)
Income from discontinued operations	$4,939	$18,270	$15,077
_______________________________________________________________________________

(1)
Revenues primarily consisted of operating lease income and expenses primarily consisted of depreciation and amortization and real estate expense. For the year ended December 31, 2017, revenues also includes income from sales of real estate.

The following table presents cash flows provided by operating activities and cash flows used in investing activities from discontinued operations for the years ended December 31, 2017, 2016 and 2015 ($ in thousands).

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by operating activities	$5,702	$16,662	$14,446
Cash flows used in investing activities	(534)	(7,972)	—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Other Dispositions—The following table presents the proceeds and income recognized for properties sold, by property type ($ in millions)(1):

	Year Ended December 31,
	2017(1)	2016	2015(2)
Operating Properties
Proceeds	$41.3	$326.9	$294.9
Income from sales of real estate	4.5	75.4	53.7

Net Lease
Proceeds	$175.4	$117.2	$100.8
Income from sales of real estate	87.5	21.1	40.1

Total
Proceeds	$216.7	$444.1	$395.7
Income from sales of real estate	92.0	96.5	93.8
_______________________________________________________________________________

(1)
During the year ended December 31, 2017, the Company sold a net lease property and recognized a gain on sale of $62.5 million. Prior to the sale, the Company acquired the noncontrolling interest with a carrying value of $3.5 million for $12.0 million.

(2)
During the year ended December 31, 2015, the Company sold a commercial operating property for $68.5 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest (refer to Note 7). The Company recognized a gain on sale of $13.6 million, reflecting the Company's share of the interest sold to a third party, which was recorded as "Income from sales of real estate" in the Company's consolidated statements of operations. During the year ended December 31, 2015, the Company, through a consolidated entity, sold a leasehold interest in a commercial operating property with a carrying value of $126.3 million for net proceeds of $93.5 million and simultaneously entered into a ground lease with the buyer with an initial term of 99 years. The Company sold the leasehold interest at below fair value to incentivize the buyer to enter into an above market ground lease. As a result, the Company recorded no gain or loss on the sale and recorded a lease incentive asset of $32.8 million, which is included in "Real estate available and held for sale" on the Company's consolidated balance sheets. In December 2015, the Company acquired the noncontrolling interest in the entity for $6.4 million.

Impairments—During the years ended December 31, 2017, 2016 and 2015, the Company recorded impairments on real estate assets totaling $11.9 million, $10.7 million and $5.9 million, respectively. The impairments recorded in 2017 were primarily the result of shifting demand in the local condominium markets, changes in our exit strategy on other real estate assets and an impairment recorded in connection with the sale of an outparcel located at a commercial operating property. The impairments recorded in 2016 resulted from unfavorable local market conditions on residential operating properties and impairments upon the execution of sales contracts on net lease assets. The impairments recorded in 2015 resulted from a change in business strategy for two commercial operating properties and unfavorable local market conditions for one residential property.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $21.9 million, $23.6 million and $26.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of December 31, 2017 and 2016, the allowance for doubtful accounts related to real estate tenant receivables was $1.3 million and the allowance for doubtful accounts related to deferred operating lease income was $1.3 million. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable leases, excluding customer reimbursements of expenses, in effect as of December 31, 2017, are as follows ($ in thousands):

Year	Net Lease Assets	Operating Properties
2018	$101,135	$37,009
2019	101,448	33,748
2020	100,894	31,952
2021	101,288	30,075
2022	100,040	20,187

Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of December 31,
	2017	2016
Land and land development, at cost	$868,692	$952,051
Less: accumulated depreciation	(8,381)	(6,486)
Total land and development, net	$860,311	$945,565

Acquisitions—During the year ended December 31, 2016, the Company acquired, via deed-in-lieu, title to two land assets which had a total fair value of $40.6 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with these transactions.

Dispositions—During the years ended December 31, 2017, 2016 and 2015, the Company sold residential lots and parcels and recognized land development revenue of $196.9 million, $88.3 million and $100.2 million, respectively, from its land and development portfolio. During the years ended December 31, 2017, 2016 and 2015, the Company recognized land development cost of sales of $180.9 million, $62.0 million and $67.4 million, respectively, from its land and development portfolio.

In connection with the resolution of litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland ("Bevard"), during the year ended December 31, 2017, the Company recognized $114.0 million of land development revenue and $106.3 million of land development cost of sales (refer to Note 11). In 2016, the Company acquired an additional 10.7% interest in Bevard for $10.8 million and owned 95.7% of Bevard at the time of resolution.

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

Impairments—During the year ended December 31, 2017, the Company recorded impairments on land and development assets of $20.5 million resulting from a decrease in expected cash flows on one asset and a change in exit strategy on another asset.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2016 and 2015, the Company recorded impairments on land and development assets of $3.8 million and $4.6 million, respectively.

Redeemable Noncontrolling Interest—The Company has a majority interest in a strategic venture that provides the third party minority partner an option to redeem their interest at fair value. The Company has reflected the partner's noncontrolling interest in this venture as a component of redeemable noncontrolling interest within its consolidated balance sheets. Changes in fair value are being accreted over the term from the date of issuance of the redemption option to the earliest redemption date using the interest method. As of December 31, 2017 and 2016, this interest had a carrying value of zero and $1.3 million, respectively. As of December 31, 2017 and 2016, this interest did not have a redemption value.
Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of December 31,
Type of Investment	2017	2016
Senior mortgages	$791,152	$940,738
Corporate/Partnership loans	488,921	490,389
Subordinate mortgages	9,495	24,941
Total gross carrying value of loans	1,289,568	1,456,068
Reserves for loan losses	(78,489)	(85,545)
Total loans receivable, net	1,211,079	1,370,523
Other lending investments—securities	89,576	79,916
Total loans receivable and other lending investments, net	$1,300,655	$1,450,439

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Reserve for loan losses at beginning of period	$85,545	$108,165	$98,490
(Recovery of) provision for loan losses(1)	(5,828)	(12,514)	36,567
Charge-offs	(1,228)	(10,106)	(26,892)
Reserve for loan losses at end of period	$78,489	$85,545	$108,165
______________________________________________________________________________

(1)
For the years ended December 31, 2016 and 2015, the provision for loan losses includes recoveries of previously recorded asset-specific loan loss reserves of $13.7 million and $0.6 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of December 31, 2017
Loans	$237,877	$1,056,944	$1,294,821
Less: Reserve for loan losses	(60,989)	(17,500)	(78,489)
Total(3)	$176,888	$1,039,444	$1,216,332
As of December 31, 2016
Loans	$253,941	$1,209,062	$1,463,003
Less: Reserve for loan losses	(62,245)	(23,300)	(85,545)
Total(3)	$191,696	$1,185,762	$1,377,458
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.7 million and $0.4 million as of December 31, 2017 and 2016, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income. During the year ended December 31, 2016, the Company transferred a loan with a gross carrying value of $157.2 million to non-performing status due to the initiation of bankruptcy proceedings related to the collateral, which resulted in the release of $11.6 million of the general reserve. The Company performed a valuation and recorded a specific reserve of $12.5 million.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net premiums of $6.2 million and $1.9 million as of December 31, 2017 and 2016, respectively.

(3)
The Company's recorded investment in loans as of December 31, 2017 and 2016 includes accrued interest of $5.3 million and $6.9 million, respectively, which are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of December 31, 2017 and 2016, excludes $89.6 million and $79.9 million, respectively, of securities that are evaluated for impairment under ASC 320.

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
Notes to Consolidated Financial Statements (Continued)

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of December 31,
	2017		2016
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$713,057	2.72	$859,250	3.12
Corporate/Partnership loans	334,364	2.85	335,677	3.09
Subordinate mortgages	9,523	3.00	14,135	3.00
Total	$1,056,944	2.77	$1,209,062	3.11

The Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

As of December 31, 2017	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$719,057	$—	$75,343	$75,343	$794,400
Corporate/Partnership loans	334,364	—	156,534	156,534	490,898
Subordinate mortgages	9,523	—	—	—	9,523
Total	$1,062,944	$—	$231,877	$231,877	$1,294,821
As of December 31, 2016
Senior mortgages	$868,505	$—	$76,677	$76,677	$945,182
Corporate/Partnership loans	335,677	—	157,146	157,146	492,823
Subordinate mortgages	24,998	—	—	—	24,998
Total	$1,229,180	$—	$233,823	$233,823	$1,463,003
_______________________________________________________________________________

(1)
As of December 31, 2017, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 9.0 years outstanding. As of December 31, 2016, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal proceedings, environmental concerns and foreclosure-related proceedings, and ranged from 1.0 to 8.0 years outstanding.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of December 31, 2017			As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Subordinate mortgages	$—	$—	$—	$10,862	$10,846	$—
Subtotal	$—	$—	$—	$10,862	$10,846	$—
With an allowance recorded:
Senior mortgages	$81,343	$81,431	$(48,518)	$85,933	$85,780	$(49,774)
Corporate/Partnership loans	156,534	145,849	(12,471)	157,146	146,783	(12,471)
Subtotal	$237,877	$227,280	$(60,989)	$243,079	$232,563	$(62,245)
Total:
Senior mortgages	$81,343	$81,431	$(48,518)	$85,933	$85,780	$(49,774)
Corporate/Partnership loans	156,534	145,849	(12,471)	157,146	146,783	(12,471)
Subordinate mortgages	—	—	—	10,862	10,846	—
Total	$237,877	$227,280	$(60,989)	$253,941	$243,409	$(62,245)
_______________________________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Years Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$—	$—	$3,661	$226	$—	$—
Subordinate mortgages	6,582	1,127	6,799	—	—	—
Subtotal	6,582	1,127	10,460	226	—	—
With an allowance recorded:
Senior mortgages	82,749	—	118,921	—	129,135	38
Corporate/Partnership loans	156,756	—	66,101	—	24,252	12
Subtotal	239,505	—	185,022	—	153,387	50
Total:
Senior mortgages	82,749	—	122,582	226	129,135	38
Corporate/Partnership loans	156,756	—	66,101	—	24,252	12
Subordinate mortgages	6,582	1,127	6,799	—	—	—
Total	$246,087	$1,127	$195,482	$226	$153,387	$50

There was no interest income related to the resolution of non-performing loans recorded during the years ended December 31, 2017, 2016 and 2015.

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
Notes to Consolidated Financial Statements (Continued)

Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of December 31, 2017, there were no unfunded commitments associated with modified loans considered troubled debt restructurings.

Securities—Other lending investments—securities includes the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of December 31, 2017
Available-for-Sale Securities
Municipal debt securities	$21,230	$21,230	$1,612	$22,842	$22,842
Held-to-Maturity Securities
Debt securities	66,618	66,734	1,581	68,315	66,734
Total	$87,848	$87,964	$3,193	$91,157	$89,576
As of December 31, 2016
Available-for-Sale Securities
Municipal debt securities	$21,240	$21,240	$426	$21,666	$21,666
Held-to-Maturity Securities
Debt securities	58,454	58,250	2,753	61,003	58,250
Total	$79,694	$79,490	$3,179	$82,669	$79,916

As of December 31, 2017, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$48,468	$49,451	$—	$—
After one year through 5 years	18,266	18,864	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	21,230	22,842
Total	$66,734	$68,315	$21,230	$22,842

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

	Carrying Value		Equity in Earnings (Losses)
	As of December 31,		For the Years Ended December 31,
	2017	2016	2017	2016	2015
Real estate equity investments
iStar Net Lease I LLC ("Net Lease Venture")	$121,139	$92,669	$4,534	$3,567	$5,221
Safety, Income & Growth Inc. ("SAFE")(1)	83,868	—	551	—	—
Marina Palms, LLC ("Marina Palms")	2,555	35,185	2,621	22,053	23,626
Other real estate equity investments (2)	100,061	53,202	3,899	41,822	(5,280)
Subtotal	307,623	181,056	11,605	67,442	23,567
Other strategic investments (3)	13,618	33,350	1,410	9,907	8,586
Total	$321,241	$214,406	$13,015	$77,349	$32,153
_______________________________________________________________________________

(1)	Equity in earnings is for the period from April 14, 2017 to December 31, 2017.

(2)
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

(3)
In conjunction with the sale of the Company's interests in Oak Hill Advisors, L.P. in 2011, the Company retained a share of the carried interest related to various funds. During the years ended December 31, 2016 and 2015, the Company recognized $4.3 million, $2.2 million, respectively, of carried interest income.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form the Net Lease Venture to acquire and develop net lease assets and gave a right of first refusal to the Net Lease Venture on all new net lease investments. The Company has an equity interest in the Net Lease Venture of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any promote payment received based on the 47.5% partner's interest. During the year ended December 31, 2017, the Net Lease Venture acquired industrial properties for $59.0 million. During the year ended December 31, 2017, the Company sold a net lease asset for proceeds of $6.2 million, which approximated its carrying value net of financing, to the Net Lease Venture and derecognized the associated $18.9 million financing. During the year ended December 31, 2017, the Company made contributions of $49.2 million to the Net Lease Venture and received distributions of $26.0 million from the Net Lease Venture.
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
As of December 31, 2017 and 2016, the venture's carrying value of total assets was $658.3 million and $511.3 million, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $2.1 million, $1.6 million and $1.5 million, respectively, of management fees from the Net Lease Venture. The management fees are included in "Other income" in the Company's consolidated statements of operations.
Safety, Income & Growth Inc.—The Company along with two institutional investors capitalized SIGI Acquisition, Inc. ("SIGI") on April 14, 2017 to acquire, manage and capitalize Ground Leases. The Company contributed $55.5 million for an initial 49% noncontrolling interest in SIGI and the two institutional investors contributed an aggregate $57.5 million for an initial 51%

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

controlling interest in SIGI. A wholly-owned subsidiary of the Company that held the Company's Ground Lease business and assets merged with and into SIGI on April 14, 2017 with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. ("SAFE"). Through this merger and related transactions, the institutional investors acquired a controlling interest in the Company's Ground Lease business. The Company's carrying value of the Ground Lease assets was approximately $161.1 million. Shortly before the Acquisition Transactions, the Company completed the $227.0 million 2017 Secured Financing on its Ground Lease assets (refer to Note 10). The Company received all of the proceeds of the 2017 Secured Financing. The Company received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that the Company contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, the Company deconsolidated the 12 properties and the associated 2017 Secured Financing. The Company accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of the Company's retained interest in SAFE. The carrying value of the 12 properties were classified in "Real estate available and held for sale" on the Company's consolidated balance sheet as of December 31, 2016 and the gain was recorded in "Gain from discontinued operations" in the Company's consolidated statements of operations.
On June 27, 2017, SAFE completed its initial public offering (the "Offering") raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to the Company. In addition, the Company paid $18.9 million in organization and offering costs of the up to $25.0 million in organization and offering costs it agreed to pay in connection with the Offering and concurrent private placement through December 31, 2017, including commissions payable to the underwriters and other offering expenses. The Company expensed the portion of offering costs that was attributable to other investors in "Other expense" in the Company's consolidated statements of operations and capitalized the portion of offering costs attributable to the Company's ownership interest in "Other investments" on the Company's consolidated balance sheets. Subsequent to the initial public offering and through December 31, 2017, the Company purchased 1.8 million shares of SAFE's common stock for $34.1 million, at an average cost of $18.85 per share, pursuant to two 10b5-1 plans in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which the Company could buy shares of SAFE's common stock in the open market up to an ownership limit of 39.9%. As of December 31, 2017, the Company owned approximately 37.6% of SAFE's common stock outstanding.

In addition, subsequent to SAFE's initial public offering, trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's Chief Operating Officer and Chief Financial Officer, purchased 26 thousand shares in the aggregate of SAFE's common stock for an aggregate $0.5 million, at an average cost of $19.20 per share, pursuant to a 10b5-1 plan in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. As of December 31, 2017, the trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's Chief Operating Officer and Chief Financial Officer, had utilized all of the availability authorized in the 10b5-1 Plan.
A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee, payable solely in shares of SAFE's common stock, equal to the sum of 1.0% of SAFE's total equity up to $2.5 billion and 0.75% of SAFE's total equity in excess of $2.5 billion. The Company is not entitled to receive any performance or incentive compensation. The Company is also entitled to receive expense reimbursements, payable in cash or in shares of SAFE's common stock, for its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has agreed to waive both the management fee and certain of the expense reimbursements through June 30, 2018. The Company has an exclusivity agreement with SAFE pursuant to which it agreed, subject to certain exceptions, that it will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless it has first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan has an initial term of one year and will be used for the renovation of a medical office building in Atlanta, GA. $5.2 million of the loan was funded as of December 31, 2017. The transaction was approved by the Company's and SAFE's independent directors.
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of Great Oaks Multifamily, a to-be-built 301-unit community within the Great Oaks Master Plan of San Jose, CA. The transaction includes a combination of (i) a newly created Ground Lease and up to a $7.2 million leasehold improvement allowance and (ii) a $80.5 million leasehold first mortgage. The Company entered into a forward purchase contract with SAFE under which SAFE would acquire the Ground Lease in November 2020 for approximately $34.0 million. The forward purchase contract was approved by the Company's and SAFE's independent directors.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Marina Palms—As of December 31, 2017, the Company owned a 47.5% equity interest in Marina Palms, a 468 unit, two tower residential condominium development in North Miami Beach, Florida. The 234 unit north tower has one unit remaining for sale as of December 31, 2017. The 234 unit south tower is 85% sold (based on unit count) as of December 31, 2017. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of December 31, 2017 and 2016, the venture's carrying value of total assets was $32.4 million and $201.8 million, respectively.
Other real estate equity investments—As of December 31, 2017, the Company's other real estate equity investments included equity interests in real estate ventures ranging from 20% to 95%, comprised of investments of $38.8 million in operating properties and $61.3 million in land assets. As of December 31, 2016, the Company's other real estate equity investments included $3.6 million in operating properties and $49.6 million in land assets.
In December 2016, the Company sold a land and development asset for $36.0 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest (refer to Note 5). The Company recognized a gain of $8.8 million, reflecting the Company's share of the interest sold to a third party, which was recorded as "Income from sales of real estate" in the Company's consolidated statements of operations. The Company and its partner both made $7.0 million contributions to the venture and the Company provided financing to the entity in the form of a $27.0 million senior loan, of which $25.4 million was funded as of December 31, 2017. The Company received $17.6 million of net proceeds from the sale of the asset. This entity is a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner.
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
In 2014, the Company contributed land to a newly formed unconsolidated entity in which the Company received an initial equity interest of 85.7%. As of December 31, 2017, this entity is not a VIE and the Company does not have a controlling interest due to shared control of the entity with the partner. Additionally, the Company committed to provide $45.7 million of mezzanine financing to the entity. In September 2016, the entity secured non-recourse financing from a third-party lender, paid off in full the mezzanine loan from the Company and distributed the excess proceeds from the financing to the partners. The Company received a distribution in excess of its carrying value and recorded equity in earnings of $11.6 million. The Company had no further obligation nor intention to fund the venture in the future. Subsequent to the distribution of the financing proceeds, the operating agreement of the entity was amended and the Company retained a 50% interest in the entity. During the years ended December 31, 2016 and 2015, the Company recorded $3.6 million and $3.9 million of interest income, respectively. As of December 31, 2017 and 2016, the Company had a recorded equity interest of zero.
Other strategic investments—As of December 31, 2017, the Company also had investments in real estate related funds and other strategic investments in several other entities that were accounted for under the equity method or cost method. As of December 31, 2017 and 2016, the carrying value of the Company's cost method investments was $0.8 million and $1.4 million, respectively. During the year ended December 31, 2015, the Company sold available-for-sale securities for proceeds of $7.4 million for gains of $2.6 million, which are included in "Other income" in the Company's consolidated statements of operations. The amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Summarized investee financial information—The following tables present the investee level summarized financial information of the Company's equity method investments ($ in thousands):

	As of December 31,			For the Years Ended December 31,
	2017	2016		2017	2016	2015
Balance Sheets			Income Statements
Total assets	$2,493,798	$2,803,411	Revenues	$261,867	$272,281	$481,224
Total liabilities	1,169,125	683,079	Expenses	(167,999)	(227,720)	(245,968)
Noncontrolling interests	13,258	23,544	Net income attributable to parent entities	91,633	42,209	234,529
Total equity	1,311,415	2,096,788
Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of December 31,
	2017	2016
Other receivables(1)	$56,369	$52,820
Intangible assets, net(2)	27,124	30,727
Other assets	24,490	35,189
Restricted cash	20,045	25,883
Leasing costs, net(3)	9,050	11,802
Corporate furniture, fixtures and equipment, net(4)	4,652	5,691
Deferred expenses and other assets, net	$141,730	$162,112
_______________________________________________________________________________

(1)	As of December 31, 2017 and 2016, includes $26.0 million of receivables related to the construction and development of an amphitheater (refer to Note 5).

(2)
Intangible assets, net includes above market, in-place and lease incentive assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $34.9 million and $31.9 million as of December 31, 2017 and 2016, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $2.5 million, $3.9 million and $6.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $1.9 million, $1.9 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. As of December 31, 2017, the weighted average amortization period for the Company's intangible assets was approximately 19.2 years.

(3)	Accumulated amortization of leasing costs was $4.7 million and $6.7 million as of December 31, 2017 and 2016, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $10.5 million and $9.0 million as of December 31, 2017 and 2016, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of December 31,
	2017	2016
Accrued expenses(1)	$101,035	$72,693
Other liabilities(2)	79,015	75,993
Accrued interest payable	49,933	54,033
Intangible liabilities, net(3)	8,021	8,851
Accounts payable, accrued expenses and other liabilities	$238,004	$211,570
_______________________________________________________________________________

(1)
As of December 31, 2017 and 2016, accrued expenses includes $2.5 million and $1.8 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(2)
As of December 31, 2017 and 2016, "Other liabilities" includes $29.2 million and $24.0 million, respectively, related to profit sharing arrangements with developers for certain properties sold. As of December 31, 2017 and 2016, includes $1.6 million and $1.7 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of December 31, 2017 and 2016, "Other liabilities" also includes $6.2 million and $8.5 million, respectively related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market leases was $7.8 million and $6.4 million as of December 31, 2017 and 2016, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $1.3 million, $1.1 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the weighted average amortization period for the Company's intangible liabilities was approximately 19.2 years.

Intangible assets—The estimated expense from the amortization of intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):

2018	$2,151
2019	2,112
2020	2,084
2021	2,053
2022	2,049

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	December 31, 2017	December 31, 2016
Loan participations payable(1)	$102,737	$160,251
Debt discounts and deferred financing costs, net	(312)	(930)
Total loan participations payable, net	$102,425	$159,321
_______________________________________________________________________________

(1)
As of December 31, 2017, the Company had two loan participations payable with a weighted average interest rate of 6.5%. As of December 31, 2016, the Company had three loan participations payable with a weighted average interest rate of 4.8%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, the corresponding loan receivable balances were $102.3 million and $159.1 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Debt Obligations, net

In the third and fourth quarters of 2017, the Company completed a comprehensive set of capital markets transactions that addressed all parts of its capital structure, resulting in the Company having:

•	repaid or refinanced all of the Company's 2017 and 2018 corporate debt maturities, leaving no corporate debt maturities until July 2019;

•	extended its weighted average debt maturity by 1.5 years to 4.0 years;

•	reduced annual expenses;

•	lowered its cost of capital;

•	established new banking relationships; and

•	received upgrades to its corporate credit ratings from all three major ratings agencies.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2017 and 2016, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of December 31,		Stated Interest Rates		Scheduled Maturity Date
	2017	2016
Secured credit facilities and mortgages:
2015 $325 Million Secured Revolving Credit Facility	$325,000	$—	LIBOR + 2.50%	(1)	September 2020
2016 Senior Secured Credit Facility	399,000	498,648	LIBOR + 3.00%	(2)	October 2021
Mortgages collateralized by net lease assets	208,491	249,987	4.102% - 7.26%	(3)	Various through 2026
Total secured credit facilities and mortgages	932,491	748,635
Unsecured notes:
5.85% senior notes	—	99,722	5.85%		March 2017
9.00% senior notes	—	275,000	9.00%		June 2017
4.00% senior notes(4)	—	550,000	4.00%		November 2017
7.125% senior notes(5)	—	300,000	7.125%		February 2018
4.875% senior notes(6)	—	300,000	4.875%		July 2018
5.00% senior notes(7)	770,000	770,000	5.00%		July 2019
4.625% senior notes(8)	400,000	—	4.625%		September 2020
6.50% senior notes(9)	275,000	275,000	6.50%		July 2021
6.00% senior notes(10)	375,000	—	6.00%		April 2022
5.25% senior notes(11)	400,000	—	5.25%		September 2022
3.125% senior convertible notes(12)	287,500	—	3.125%		September 2022
Total unsecured notes	2,507,500	2,569,722
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,539,991	3,418,357
Debt discounts and deferred financing costs, net	(63,591)	(28,449)
Total debt obligations, net (13)	$3,476,400	$3,389,908
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

(2)
The loan bears interest at the Company's election of either (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.0% and subject to a margin of 2.0% or (ii) LIBOR subject to a margin of 3.0% with a minimum LIBOR rate of 0.75%.

(3)	As of December 31, 2017, the weighted average interest rate of these loans is 5.2%.

(4)	The Company prepaid these senior notes in October 2017 without penalty.

(5)	The Company prepaid these senior notes in October 2017 and incurred a make whole premium of $5.25 million.

(6)	The Company prepaid these senior notes in October 2017 and incurred a make whole premium of $3.66 million.

(7)	The Company can prepay these senior notes without penalty beginning July 1, 2018.

(8)	The Company can prepay these senior notes without penalty beginning June 15, 2020.

(9)	The Company can prepay these senior notes without penalty beginning July 1, 2020.

(10)	The Company can prepay these senior notes without penalty beginning April 1, 2021.

(11)	The Company can prepay these senior notes without penalty beginning September 15, 2021.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

(12)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at a conversion rate of 64.36 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $15.54 per share, at any time prior to the close of business on the business day immediately preceding September 15, 2022. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance in September 2017, the Company valued the liability component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the liability component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of December 31, 2017, the carrying value of the 3.125% Convertible Notes was $256.7 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $25.2 million, net of fees. During the year ended December 31, 2017, the Company recognized $2.5 million of contractual interest and $1.3 million of discount amortization on the 3.125% Convertible Notes. The effective interest rate was 5.2%.

(13)	The Company capitalized interest relating to development activities of $8.5 million, $5.8 million and $5.3 million for the years ended December 31, 2017 2016 and 2015, respectively.

Future Scheduled Maturities—As of December 31, 2017, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2018	$—	$—	$—
2019	770,000	1,654	771,654
2020	400,000	325,000	725,000
2021	275,000	515,715	790,715
2022	1,062,500	59,052	1,121,552
Thereafter	100,000	31,070	131,070
Total principal maturities	2,607,500	932,491	3,539,991
Unamortized discounts and deferred financing costs, net	(55,390)	(8,201)	(63,591)
Total debt obligations, net	$2,552,110	$924,290	$3,476,400

2017 Secured Financing—In March 2017, the predecessor of SAFE (which at the time was comprised of the Company's wholly-owned subsidiaries conducting its Ground Lease business) entered into a $227.0 million secured financing transaction (the "2017 Secured Financing") that accrued interest at 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the 12 properties comprising SAFE's initial portfolio. In connection with the 2017 Secured Financing, the Company incurred $7.3 million of lender and third-party fees, substantially all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets. In April 2017, the Company derecognized the 2017 Secured Financing when third parties acquired a controlling interest in SAFE's predecessor, prior to SAFE's initial public offering (refer to Note 4).
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2017, repayments of the 2016 Senior Secured Credit Facility resulted in losses on early extinguishment of debt of $0.8 million.

2015 Secured Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Secured Revolving Credit Facility"). In September 2017, the Company upsized the 2015 Secured Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.30% to 0.50% based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021.
Unsecured Notes—In September 2017, the Company issued $400.0 million principal amount of 4.625% senior unsecured notes due September 2020, $400.0 million principal amount of 5.25% senior unsecured notes due September 2022 and $250.0 million of 3.125% Convertible Notes due September 2022. The Company incurred approximately $18.6 million dollars in fees related to these offerings, all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets. Proceeds from these offerings, together with cash on hand, were used to repay in full the $550.0 million principal amount outstanding of the 4.0% senior unsecured notes due November 2017, the $300.0 million principal amount outstanding of the 7.125% senior unsecured notes due February 2018 and the $300.0 million principal amount outstanding of the 4.875% senior unsecured notes due July 2018. In addition, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes.

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

During the years ended December 31, 2017 and 2016, repayments of senior unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $13.6 million and $0.4 million, respectively. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

In November 2016, in connection with the retirement of the Company's $200.0 million principal amount of 3.0% senior unsecured convertible notes due November 2016, the Company converted $9.6 million principal amount into 0.8 million shares of our common stock.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Collateral Assets—As of December 31, 2017 and 2016, the carrying value of assets of the Company that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of December 31,
	2017		2016
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$795,321	$486,710	$881,212	$506,062
Real estate available and held for sale	20,069	48,519	—	237,531
Land and development, net	25,100	835,211	35,165	910,400
Loans receivable and other lending investments, net(2)(3)	194,529	1,021,340	172,581	1,142,050
Other investments	—	321,241	—	214,406
Cash and other assets	—	898,252	—	590,299
Total	$1,035,019	$3,611,273	$1,088,958	$3,600,748
_______________________________________________________________________________

(1)
The 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions).

(2)	As of December 31, 2017 and 2016, the amounts presented exclude general reserves for loan losses of $17.5 million and $23.3 million, respectively.

(3)	As of December 31, 2017 and 2016, the amounts presented exclude loan participations of $102.3 million and $159.1 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis, the Company's consolidated fixed charge coverage ratio, determined in accordance with the indentures governing the Company's debt securities, is 1.5x or lower. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. If the Company's ability to incur additional indebtedness under the fixed charge coverage ratio is limited, the Company is permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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

As of December 31, 2017, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$338,290	$10,934	$28,585	$377,809
Strategic Investments	—	—	10,743	10,743
Total	$338,290	$10,934	$39,328	$388,552
_______________________________________________________________________________

(1)	Excludes $102.1 million of commitments on loan participations sold that are not the obligation of the Company.
Other Commitments—Total operating lease expense for the years ended December 31, 2017, 2016 and 2015 was $5.2 million, $5.9 million and $6.0 million, respectively. Future minimum lease obligations under non-cancelable operating leases are as follows ($ in thousands):

2018	$4,970
2019	3,919
2020	3,812
2021	1,439
2022	837
Thereafter	2,914

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

On April 21, 2017, the Company and Lennar completed the transfer of the land, pursuant to which the Company conveyed the land to Lennar and received net proceeds of $234.1 million after payment of $3.3 million in documentary transfer taxes, consisting of $114.0 million of sales proceeds, $121.8 million of interest and $1.6 million of real estate tax reimbursements. The interest and real estate tax reimbursements are recorded in "Other income" in the Company's consolidated statements of operations. A portion of the net proceeds received by the Company was paid to the third party that holds a 4.3% participation interest in all proceeds received by the Company.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Lennar filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of two specific issues decided in the Company's favor by the lower courts. The Company filed a brief in opposition to the petition. On December 4, 2017, the U.S. Supreme Court issued an order denying Lennar’s petition for a writ of certiorari.
The Company has applied for the recovery of attorneys' fees and costs it incurred in connection with the litigation. The amount of attorneys’ fees and costs to be recovered by the Company will be determined through further proceedings before the District Court. A hearing on the Company’s application for attorney’s fees has not yet been scheduled.
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
Substantially all of the Company's real estate as well as assets collateralizing its loans receivable are located in the United States. As of December 31, 2017, the only states with a concentration greater than 10.0% were New York with 21.7% and California with 12.1%. As of December 31, 2017, the Company's portfolio contains concentrations in the following asset types: land 22.1%, office/industrial 20.1%, entertainment/leisure 11.5%, condominium 11.1% and mixed use/mixed collateral 11.9%.
The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have a material adverse effect on the Company. As of December 31, 2017, the Company's five largest borrowers or tenants collectively accounted for approximately 15.0% of the Company's 2017 revenues, of which no single customer accounts for more than 5.7%.
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
Notes to Consolidated Financial Statements (Continued)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2017 and 2016 ($ in thousands):

	Derivative Assets as of December 31,				Derivative Liabilities as of December 31,
	2017		2016		2017		2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	N/A	$—	N/A	$—	Other Liabilities	$8
Interest rate swaps	N/A	—	N/A	—	N/A	—	Other Liabilities	39
Total		$—		$—		$—		$47
Derivatives not Designated in Hedging Relationships
Foreign exchange contracts	N/A	$—	Other Assets	$702	N/A	$—	N/A	$—
Interest rate cap	N/A	—	Other Assets	25	N/A	—	N/A	—
Total		$—		$727		$—		$—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Year Ended December 31, 2017
Interest rate swaps	Interest Expense	$495	$339	$132
Interest rate cap	Earnings from equity method investments	(16)	(16)	N/A
Interest rate swap	Earnings from equity method investments	368	(285)	N/A
Foreign exchange contracts	Earnings from equity method investments	(352)	—	N/A
For the Year Ended December 31, 2016
Interest rate cap	Interest Expense	—	(185)	N/A
Interest rate cap	Earnings from equity method investments	(4)	(3)	N/A
Interest rate swaps	Interest Expense	(175)	(32)	N/A
Interest rate swaps	Earnings from equity method investments	94	(378)	N/A
Foreign exchange contracts	Earnings from equity method investments	(167)	—	N/A
For the Year Ended December 31, 2015
Interest rate cap	Interest Expense	—	(626)	N/A
Interest rate cap	Earnings from equity method investments	(13)	(1)	N/A
Interest rate swaps	Interest Expense	(537)	170	N/A
Interest rate swap	Earnings from equity method investments	(528)	(464)	N/A
Foreign exchange contracts	Earnings from equity method investments	(124)	—	N/A

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Years Ended December 31,
Derivatives not Designated in Hedging Relationships		2017	2016	2015
Interest rate cap	Other Expense	$6	$(1,080)	$(3,671)
Foreign exchange contracts	Other Expense	(970)	1,115	2,403
Foreign Exchange Contracts—The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities. The Company used foreign exchange contracts to hedge its exposure to changes in foreign exchange rates on its foreign investments. Foreign exchange contracts involve fixing the U.S. dollar ("USD") to the respective foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The foreign exchange contracts are typically cash settled in USD for their fair value at or close to their settlement date.

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

The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations for loan investments or "Accumulated other comprehensive income (loss)," on its consolidated balance sheets for net investments in foreign subsidiaries. The Company recorded net gains (losses) related to foreign investments of $0.2 million, $0.1 million and $(0.1) million during the years ended December 31, 2017, 2016 and 2015, respectively, in its consolidated statements of operations.
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
During the year ended December 31, 2017, the Company entered into and settled a rate lock swap in connection with the 2017 Secured Financing and a simultaneous rate lock swap with SAFE. As a result of the settlements, the Company initially recorded a $0.4 million unrealized gain in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets and subsequently derecognized the gain when third parties acquired a controlling interest in the Company's Ground Lease business (refer to Note 4).
Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company reports derivative instruments on a gross basis in the consolidated financial statements. In connection with its foreign currency derivatives which were in a liability position as of December 31, 2016, the Company posted collateral of $0.4 million and is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of December 31, 2017.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Equity

Preferred Stock—On October 20, 2017, the Company redeemed all of its issued and outstanding Series E and Series F preferred stock. Each holder of Series E and Series F preferred stock received cash in the amount of the liquidation preference of $25.00 per share, or $240.0 million in the aggregate, plus accrued dividends of $1.1 million and $0.8 million, respectively, on its Series E and Series F Preferred stock. The total carrying value of the Series E and Series F preferred stock was $223.7 million, net of discounts and fees, and was recorded in "Additional paid-in-capital" and "Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share" on the Company's consolidated balance sheet as of December 31, 2016. The remaining liquidation premium of $16.3 million represents a return similar to a dividend to the holders of the Series E and Series F preferred stock and, as such, has been recorded in "Retained earnings (deficit)" on the Company's consolidated balance sheet as of December 31, 2017.

The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of December 31, 2017:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)(4)	Rate per Annum	Equivalent to Fixed Annual Rate (per share)	Carrying Value (in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
J (convertible)(4)	4,000	0.001	50.00	4.50%	2.25	193,510
Total	16,200					$476,000

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of December 31, 2016:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)(4)	Rate per Annum	Equivalent to Fixed Annual Rate (per share)	Carrying Value (in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
E	5,600	0.001	25.00	7.875%	1.97	127,136
F	4,000	0.001	25.00	7.80%	1.95	96,550
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
J (convertible)(4)	4,000	0.001	50.00	4.50%	2.25	193,510
Total	25,800					$699,686
_______________________________________________________________________________

(1)
Holders of shares of the Series D, G, I and J preferred stock are entitled to receive dividends, when and as declared by the Company's Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Company's Board of Directors for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.

(2)
The Company declared and paid dividends of $8.0 million, $8.3 million, $5.9 million, $6.1 million and $9.4 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the year ended December 31, 2017. In addition, in October 2017, the Company redeemed its Series E and Series F Preferred Stock and paid dividends through the redemption date of $1.1 million and $0.8 million, respectively, on its Series E and Series F Preferred Stock and paid a liquidation premium of $16.3 million representing a return similar to a dividend to the holders of the Series E and Series F Preferred Stock. The Company declared and paid dividends of $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the year ended December 31, 2016. The Company declared and paid dividends of $9.0 million on its Series J Convertible Perpetual Preferred Stock during the years ended December 31, 2017 and 2016. The character of the 2017 dividends was 100% capital gain distribution, of which 27.90% represented unrecaptured section 1250 gain and 72.10% long term capital gain. The character of the 2016 dividends was as follows: 47.30% was a capital gain distribution, of which 76.15% represented unrecaptured section 1250 gain and 23.85% long term capital gain, and 52.70% was ordinary income. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

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
The 2002, 2003 and 2004 plans all exceeded their performance thresholds and were entitled to receive distributions equivalent to the amount of dividends payable on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively, of the Company's common stock as and when such dividends were paid on the Company's common stock. Each of these three plans had 5,000 shares of High Performance common stock associated with it, which was recorded as a separate class of stock within shareholders' equity on the Company's consolidated balance sheets. High Performance common stock carried 0.25 votes per share. Net income allocable to common shareholders is reduced by the HPU holders' share of earnings.
In August 2015, the Company repurchased and retired all of its outstanding 14,888 HPUs, representing approximately 2.8 million common stock equivalents. The Company repurchased these HPUs at fair value from current and former employees through

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2016, the Company had $948.8 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2036 if unused. The amount of NOL carryforwards as of December 31, 2017 will be determined upon finalization of the Company's 2017 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards), as long as the Company maintains its REIT qualification. The 2016 Senior Secured Credit Facility and the 2015 Secured Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the years ended December 31, 2017 and 2016.

Stock Repurchase Program—As of December 31, 2017, the Company had authorization to repurchase up to $50.0 million of common stock from time to time in open market or privately negotiated transactions, including pursuant to one or more trading plans. In December 2017, the Company entered into a 10b5-1 plan (the "10b5-1 Plan") in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, to facilitate repurchases. Whether and how many shares will be repurchased is uncertain and dependent on prevailing market prices and trading volumes, which we cannot predict. During the year ended December 31, 2016, the Company repurchased 10.2 million shares of its outstanding common stock for $98.4 million, at an average cost of $9.67 per share. During the year ended December 31, 2015, the Company repurchased 5.7 million shares of its outstanding common stock for $70.4 million, at an average cost of $12.25 per share.

In addition, in connection with the sale of the 3.125% Convertible Notes in September 2017 (refer to Note 10), the Company repurchased 4.0 million shares of its common stock for $45.9 million at an average cost of $11.51 per share in privately negotiated transactions with purchasers of the 3.125% Convertible Notes.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of December 31,
	2017	2016
Unrealized gains (losses) on available-for-sale securities	$1,335	$149
Unrealized gains (losses) on cash flow hedges	707	27
Unrealized losses on cumulative translation adjustment	(4,524)	(4,394)
Accumulated other comprehensive income (loss)	$(2,482)	$(4,218)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the effect of performance incentive plans (see below), of $18.8 million, $10.9 million and $12.0 million, respectively, for the years ended December 31, 2017, 2016 and 2015 in "General and administrative" in the Company's consolidated statements of operations. As of December 31, 2017, there was $1.8 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.70 years.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Performance Incentive Plans—The Company's Performance Incentive Plan ("iPIP") is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plan. The following is a summary of granted iPIP points.
•In May 2014, the Company granted 73.0 iPIP points for the initial 2013-2014 investment pool.

•	In January 2015, the Company granted an additional 10.0 points for the 2013-2014 investment pool and 34.0 iPIP points for the 2015-2016 investment pool.

•	In January 2016, the Company granted an additional 10.0 iPIP points in the 2013-2014 investment pool and an additional 40.0 iPIP points in the 2015-2016 investment pool.

•	In June 2016, the Company granted an additional 2.5 points in the 2015-2016 investment pool.

•
In February 2017, the Company granted an additional 5.0 iPIP points in the 2013-2014 investment pool, an additional 18.0 iPIP points in the 2015-2016 investment pool and 44.0 iPIP points in the 2017-2018 investment pool.

As of December 31, 2017, 11.6 iPIP points from the 2013-2014 investment pool, 10.0 iPIP points from the 2015-2016 investment pool and 4.3 iPIP points from the 2017-2018 investment pool were forfeited.
All decisions regarding the granting of points under iPIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors. The fair value of points is determined using a model that forecasts the Company's projected investment performance. The payout of iPIP is based on the amount of invested capital, investment performance and the Company's total shareholder return ("TSR") as compared to the average TSR of the NAREIT All REIT Index and the Russell 2000 Index during the relevant performance period for the investments in each pool. The Company, as well as any companies not included in each index at the beginning and end of the performance period, are excluded from calculation of the performance of such index. Point holders will not receive a distribution until the Company has received a full return of its capital plus a preferred return distribution, which is based on a preferred return hurdle rate of 9% per annum. Subject to certain vesting and employment requirements, point holders will be paid a combination of cash and stock. iPIP is a liability-classified award which will be remeasured each reporting period at fair value until the awards are settled. Compensation costs relating to iPIP are included in "General and administrative" in the Company's consolidated statements of operations. As of December 31, 2017 and 2016, the Company had accrued compensation costs relating to iPIP of $38.1 million and $22.4 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
Long-Term Incentive Plan—The Company's shareholders approved the Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") which is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. Shareholders approved amendments to the 2009 LTIP and the performance-based provisions of the 2009 LTIP in 2014. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. A maximum of 8.0 million shares of common stock may be awarded under the 2009 LTIP. All awards under the 2009 LTIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors.
As of December 31, 2017, an aggregate of 3.3 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Share Issuances—During the year ended December 31, 2017, the Company granted 97,697 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The weighted average grant date fair value per share of these share awards was $12.04 and the total fair value was $1.2 million. The shares are fully-vested and 62,704 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units
Changes in non-vested restricted stock units ("Units") during the year ended December 31, 2017 were as follows (number of shares and $ in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of December 31, 2016	290	$11.33	$3,578
Granted	116	$12.09
Vested	(75)	$12.15
Forfeited	(49)	$13.95
Non-vested as of December 31, 2017	282	$10.98	$3,183
The total fair value of Units vested during the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $2.9 million and $0.1 million, respectively. The weighted-average grant date fair value per share of Units granted during the years ended December 31, 2017, 2016 and 2015 was $12.09, $10.11 and $13.65, respectively.
As of December 31, 2017, 37,513 market-based Units did not meet the criteria to vest. The market-condition was based on the Company's TSR measured over a performance period ending on the vesting date of December 31, 2017. Under the terms of these Units, vesting ranged from 0% to 200% of the target amount of the awards, depending on the Company's TSR performance relative to the NAREIT All REITs Index (one-half of the target amount of the award) and the Russell 2000 Index (one-half of the target amount of the award) during the performance period. The Company and any companies not included in the index at the beginning and end of the performance period were excluded from calculation of the performance of such index. Based on the Company's TSR performance, the Units were below the minimum threshold payout level, resulting in no payout of awards.
2017 Restricted Stock Unit Activity—During the year ended December 31, 2017, the Company granted new stock-based compensation awards to certain employees in the form of long-term incentive awards, comprised of the following:

•
115,571 service-based Units granted on February 22, 2017, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2019, if the employee remains employed by the Company on the vesting date, subject to certain provisions relating to termination of employment. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled. As of December 31, 2017, 111,642 of such service-based Units were outstanding.

As of December 31, 2017, the Company had the following additional stock-based compensation awards outstanding:

•
60,000 service-based Units granted on June 15, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will vest in equal annual installments over four years on each anniversary of the grant date, if the employee remains employed by the Company on the vesting date, subject to certain provisions relating to termination of employment. Upon vesting of these Units, the holder will receive shares of the Company's common stock in the amount of the vested Units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

•
105,285 service-based Units granted on January 29, 2016, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will cliff vest in one installment on December 31, 2018, if the employee remains employed by the Company on the vesting date, subject to certain provisions relating to termination of employment. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.

•
4,751 service-based Units granted on various dates, representing the right to receive an equivalent number of shares of the Company's common stock (after deducting shares for minimum required statutory withholdings) if and when the Units vest. The Units will vest in equal annual installments over three years on each anniversary of the grant date, if the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

employee remains employed by the Company on the vesting date, subject to certain conditions relating to termination of employment. Upon vesting of these Units, holders will receive shares of the Company's common stock in the amount of the vested Units, net of statutory minimum required tax withholdings. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the Units vest and are settled.
Directors' Awards—Non-employee directors are awarded CSEs or restricted share awards at the time of the annual shareholders' meeting in consideration for their services on the Company's Board of Directors. During the year ended December 31, 2017, the Company awarded to non-employee Directors 56,817 restricted shares of common stock at a fair value per share of $11.86 at the time of grant. These restricted shares have a vesting term of one year. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the CSEs and restricted shares of common stock vest and are settled. As of December 31, 2017, a combined total of 317,664 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.6 million.

401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company's Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the participant's contributions, up to a maximum of 10% of the participants compensation. The Company made gross contributions of $1.1 million, $1.0 million and $1.0 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

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
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2017	2016	2015
Income (loss) from continuing operations	$(40,198)	$(23,384)	$(115,050)
Income from sales of real estate	92,049	105,296	93,816
Net (income) loss attributable to noncontrolling interests	(4,526)	(4,876)	3,722
Preferred dividends	(48,444)	(51,320)	(51,320)
Premium above book value on redemption of preferred stock	(16,314)	—	—
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for basic earnings per common share(1)	$(17,433)	$25,716	$(68,832)
Add: Effect of joint venture shares	—	7	—
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders, HPU holders and Participating Security Holders for diluted earnings per common share(1)	$(17,433)	$25,723	$(68,832)
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, includes income from continuing operations allocable to Participating Security Holders of $8 and $8 on a basic and dilutive basis, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2017	2016	2015
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(17,433)	$25,708	$(67,449)
Income from discontinued operations	4,939	18,264	14,774
Gain from discontinued operations	123,418	—	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$110,924	$43,972	$(52,675)

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(17,433)	$25,715	$(67,449)
Income from discontinued operations	4,939	18,264	14,774
Gain from discontinued operations	123,418	—	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$110,924	$43,979	$(52,675)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	71,021	73,453	84,987
Add: Effect of assumed shares issued under treasury stock method or restricted stock units	—	84	—
Add: Effect of joint venture shares	—	298	—
Weighted average common shares outstanding for diluted earnings per common share	71,021	73,835	84,987

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.25)	$0.35	$(0.79)
Income from discontinued operations	0.07	0.25	0.17
Gain from discontinued operations	1.74	—	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$1.56	$0.60	$(0.62)

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.25)	$0.35	$(0.79)
Income from discontinued operations	0.07	0.25	0.17
Gain from discontinued operations	1.74	—	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$1.56	$0.60	$(0.62)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2017	2016	2015
Earnings allocable to HPUs (1):
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to HPU holders	$—	$—	$(1,383)
Income from discontinued operations	—	—	303
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$—	$—	$(1,080)

Denominator for basic and diluted earnings per HPU share:
Weighted average HPUs outstanding for basic and diluted earnings per share	—	—	9

Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to HPU holders	$—	$—	$(153.67)
Income from discontinued operations	—	—	33.67
Net income (loss) attributable to iStar Inc. and allocable to HPU holders	$—	$—	$(120.00)
_______________________________________________________________________________

(1)	All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015 (refer to Note 13).

For the years ended December 31, 2017, 2016 and 2015, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1)(2)(3)(4):

	For the Years Ended December 31,
	2017	2016	2015
Joint venture shares	255	—	298
3.00% convertible senior unsecured notes	—	14,764	16,992
Series J convertible perpetual preferred stock	15,635	15,635	15,635
1.50% convertible senior unsecured notes	—	9,868	11,567
_______________________________________________________________________________

(1)	For the year ended December 31, 2015, the effect of the Company's unvested Units, market-based Units and CSEs were anti-dilutive.

(2)	For the year ended December 31, 2016, the effect of 16 and 125 unvested time and market-based Units, respectively, were anti-dilutive.

(3)	For the year ended December 31, 2017, the effect of 6 and 17 unvested time and market-based Units, respectively, were anti-dilutive.

(4)
The Company will settle conversions of the 3.125% Convertible Notes by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the year ended December 31, 2017 and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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

iStar Inc.
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
The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2017
Recurring basis:
Available-for-sale securities(1)	$22,842	$—	$—	$22,842
Non-recurring basis:
Impaired real estate(2)	12,400	—	—	12,400
Impaired real estate available and held for sale(3)	800	—	—	800
Impaired land and development(4)	21,400	—	—	21,400
As of December 31, 2016
Recurring basis:
Derivative assets(1)	$727	$—	$727	$—
Derivative liabilities(1)	47	—	47	—
Available-for-sale securities(1)	21,666	—	—	21,666
Non-recurring basis:
Impaired loans(5)	7,200	—	—	7,200
Impaired real estate(6)	3,063	—	—	3,063
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

(2)	The Company recorded an impairment on a real estate asset with a fair value of $12.4 million based on market comparable sales.

(3)	The Company recorded an impairment on a residential real estate asset available and held for sale based on market comparable sales.

(4)	The Company recorded an impairment on a land and development asset with a fair value of $21.4 million based on a discount rate of 6% and a 10 year holding period.

(5)
The Company recorded a provision for loan losses on one loan with a fair value of $5.2 million using an appraisal based on market comparable sales. In addition, the Company recorded a recovery of loan losses on one loan with a fair value of $2.0 million based on proceeds to be received.

(6)	The Company recorded an impairment on a real estate asset with a fair value of $3.1 million based on a discount rate of 11% using discounted cash flows over a two year sellout period.
The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the years ended December 31, 2017 and 2016 ($ in thousands):

	2017	2016
Beginning balance	$21,666	$1,161
Purchases	—	20,240
Repayments	(10)	(10)
Unrealized gains recorded in other comprehensive income	1,186	275
Ending balance	$22,842	$21,666
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.3 billion and $3.7 billion, respectively, as of December 31, 2017 and $1.5 billion and

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

$3.6 billion, respectively, as of December 31, 2016. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Year Ended December 31, 2017
Operating lease income	$—	$123,685	$63,159	$840	$—	$187,684
Interest income	106,548	—	—	—	—	106,548
Other income	2,633	2,603	49,641	126,259	6,955	188,091
Land development revenue	—	—	—	196,879	—	196,879
Earnings (loss) from equity method investments	—	5,086	(772)	7,292	1,409	13,015
Income from discontinued operations	—	4,939	—	—	—	4,939
Gain from discontinued operations	—	123,418	—	—	—	123,418
Income from sales of real estate	—	87,512	4,537	—	—	92,049
Total revenue and other earnings	109,181	347,243	116,565	331,270	8,364	912,623
Real estate expense	—	(16,742)	(89,725)	(41,150)	—	(147,617)
Land development cost of sales	—	—	—	(180,916)	—	(180,916)
Other expense	(1,413)	—	—	—	(19,541)	(20,954)
Allocated interest expense	(40,359)	(53,710)	(20,171)	(28,033)	(52,413)	(194,686)
Allocated general and administrative(2)	(15,223)	(19,563)	(8,075)	(16,483)	(20,726)	(80,070)
Segment profit (loss) (3)	$52,186	$257,228	$(1,406)	$64,688	$(84,316)	$288,380
Other significant non-cash items:
Recovery of loan losses	$(5,828)	$—	$—	$—	$—	$(5,828)
Impairment of assets	—	5,486	6,358	20,535	—	32,379
Depreciation and amortization	—	28,132	17,684	1,896	1,321	49,033
Capitalized expenditures	—	4,838	35,754	125,744	—	166,336

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Year Ended December 31, 2016
Operating lease income	$—	$126,164	$64,593	$423	$—	$191,180
Interest income	129,153	—	—	—	—	129,153
Other income	4,658	1,632	33,216	3,170	3,838	46,514
Land development revenue	—	—	—	88,340	—	88,340
Earnings (loss) from equity method investments	—	3,567	33,863	30,012	9,907	77,349
Income from discontinued operations	—	18,270	—	—	—	18,270
Income from sales of real estate	—	21,138	75,357	8,801	—	105,296
Total revenue and other earnings	133,811	170,771	207,029	130,746	13,745	656,102
Real estate expense	—	(18,158)	(82,401)	(36,963)	—	(137,522)
Land development cost of sales	—	—	—	(62,007)	—	(62,007)
Other expense	(2,719)	—	—	—	(3,164)	(5,883)
Allocated interest expense	(57,787)	(65,880)	(23,156)	(34,888)	(39,687)	(221,398)
Allocated general and administrative(2)	(15,311)	(17,585)	(6,574)	(13,693)	(19,975)	(73,138)
Segment profit (loss) (3)	$57,994	$69,148	$94,898	$(16,805)	$(49,081)	$156,154
Other significant non-cash items:
Recovery of loan losses	$(12,514)	$—	$—	$—	$—	$(12,514)
Impairment of assets	—	4,829	5,855	3,800	—	14,484
Depreciation and amortization	—	31,380	17,887	1,296	1,097	51,660
Capitalized expenditures	—	3,667	56,784	109,548	—	169,999

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Year Ended December 31, 2015
Operating lease income	$—	$132,968	$77,454	$785	$—	$211,207
Interest income	134,687	—	—	—	—	134,687
Other income	9,737	350	34,637	1,219	3,981	49,924
Land development revenue	—	—	—	100,216	—	100,216
Earnings (loss) from equity method investments	—	5,221	1,663	16,683	8,586	32,153
Income from discontinued operations	—	15,077	—	—	—	15,077
Income from sales of real estate	—	40,082	53,734	—	—	93,816
Total revenue and other earnings	144,424	193,698	167,488	118,903	12,567	637,080
Real estate expense	—	(21,614)	(95,888)	(29,007)	—	(146,509)
Land development cost of sales	—	—	—	(67,382)	—	(67,382)
Other expense	(2,291)	—	—	—	(4,083)	(6,374)
Allocated interest expense	(57,109)	(66,504)	(28,014)	(32,087)	(40,925)	(224,639)
Allocated general and administrative(2)	(13,128)	(15,569)	(6,988)	(11,488)	(22,091)	(69,264)
Segment profit (loss) (3)	$71,896	$90,011	$36,598	$(21,061)	$(54,532)	$122,912
Other significant non-cash items:
Provision for loan losses	$36,567	$—	$—	$—	$—	$36,567
Impairment of assets	—	—	5,935	4,589	—	10,524
Depreciation and amortization	—	34,936	24,548	1,422	1,139	62,045
Capitalized expenditures	—	4,195	84,103	94,971	—	183,269

As of December 31, 2017
Real estate
Real estate, net	$—	$815,783	$466,248	$—	$—	$1,282,031
Real estate available and held for sale	—	—	68,588	—	—	68,588
Total real estate	—	815,783	534,836	—	—	1,350,619
Land and development, net	—	—	—	860,311	—	860,311
Loans receivable and other lending investments, net	1,300,655	—	—	—	—	1,300,655
Other investments	—	205,007	38,761	63,855	13,618	321,241
Total portfolio assets	$1,300,655	$1,020,790	$573,597	$924,166	$13,618	3,832,826
Cash and other assets						898,252
Total assets						$4,731,078

As of December 31, 2016
Real estate
Real estate, net	$—	$911,112	$476,162	$—	$—	$1,387,274
Real estate available and held for sale	—	155,051	82,480	—	—	237,531
Total real estate	—	1,066,163	558,642	—	—	1,624,805
Land and development, net	—	—	—	945,565	—	945,565
Loans receivable and other lending investments, net	1,450,439	—	—	—	—	1,450,439
Other investments	—	92,669	3,583	84,804	33,350	214,406
Total portfolio assets	$1,450,439	$1,158,832	$562,225	$1,030,369	$33,350	4,235,215
Cash and other assets						590,299
Total assets						$4,825,514

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

(2)	General and administrative excludes stock-based compensation expense of $18.8 million, $10.9 million and $12.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Segment profit	$288,380	$156,154	$122,912
Less: Recovery of (provision for) loan losses	5,828	12,514	(36,567)
Less: Impairment of assets	(32,379)	(14,484)	(10,524)
Less: Depreciation and amortization	(49,033)	(51,660)	(62,045)
Less: Stock-based compensation expense	(18,812)	(10,889)	(12,013)
Less: Income tax benefit (expense)	948	10,166	(7,639)
Less: Loss on early extinguishment of debt, net	(14,724)	(1,619)	(281)
Net income (loss)	$180,208	$100,182	$(6,157)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 18—Quarterly Financial Information (Unaudited)
The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2017:
Revenue	$103,144	$119,872	$347,867	$108,319
Net income (loss)	$3,290	$(3,716)	$196,007	$(15,372)
Income from discontinued operations	$—	$—	$(173)	$(4,766)
Earnings per common share data(1):
Net income (loss) attributable to iStar Inc.
Basic	$(4,910)	$(34,530)	$177,467	$(27,102)
Diluted	$(4,910)	$(34,530)	$179,722	$(27,102)
Earnings per share
Basic	$(0.07)	$(0.48)	$2.46	$(0.38)
Diluted	$(0.07)	$(0.48)	$2.04	$(0.38)
Weighted average number of common shares
Basic	68,200	71,713	72,142	72,065
Diluted	68,200	71,713	88,195	72,065

2016:
Revenue	$98,571	$124,054	$122,360	$110,202
Net income (loss)	$(8,461)	$58,155	$59,787	$(9,299)
Income from discontinued operations	$7,336	$3,721	$3,633	$3,580
Earnings per common share data(1):
Net income (loss) attributable to iStar Inc.
Basic(2)	$(19,252)	$46,292	$38,112	$(21,187)
Diluted(2)	$(19,252)	$51,453	$43,293	$(21,187)
Earnings per share
Basic	$(0.27)	$0.65	$0.52	$(0.27)
Diluted	$(0.27)	$0.44	$0.37	$(0.27)
Weighted average number of common shares
Basic	71,603	71,210	73,984	77,060
Diluted	71,603	115,666	118,510	77,060
_______________________________________________________________________________
(1) Basic and diluted EPS are computed independently based on the weighted-average shares of common stock and stock equivalents outstanding for each period. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

(2)	For the quarter ended June 30, 2016 includes net income attributable to iStar Inc. and allocable to Participating Security Holders of $20 and $14 on a basic and dilutive basis, respectively.

iStar Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
($ in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2015
Reserve for loan losses(1)(2)	$98,490	$36,567	$—	$(26,892)	$108,165
Allowance for doubtful accounts(2)	3,646	1,359	—	(1,621)	3,384
Allowance for deferred tax assets(2)	54,318	(310)	(98)	—	53,910
	$156,454	$37,616	$(98)	$(28,513)	$165,459
For the Year Ended December 31, 2016
Reserve for loan losses(1)(2)	$108,165	$(12,514)	$—	$(10,106)	$85,545
Allowance for doubtful accounts(2)	3,384	985	—	(1,781)	2,588
Allowance for deferred tax assets(2)	53,910	3,233	15,838	(6,483)	66,498
	$165,459	$(8,296)	$15,838	$(18,370)	$154,631
For the Year Ended December 31, 2017
Reserve for loan losses(1)(2)	$85,545	$(5,828)	$—	$(1,228)	$78,489
Allowance for doubtful accounts(2)	2,588	473	—	(451)	2,610
Allowance for deferred tax assets(2)	66,498	7,108	(9,318)	(1,030)	63,258
	$154,631	$1,753	$(9,318)	$(2,709)	$144,357
_____________________________________________________________

(1)	Refer to Note 6 to the Company's consolidated financial statements.

(2)	Refer to Note 3 to the Company's consolidated financial statements.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2017
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Tempe, Arizona	OAZ002	$—	(1)	$1,033	$6,652	$2,942	$1,033	$9,594	$10,627	$4,006	1999	40.0
Tempe, Arizona	OAZ003	—	(1)	1,033	6,652	287	1,033	6,939	7,972	3,142	1999	40.0
Tempe, Arizona	OAZ004	—	(1)	1,033	6,652	583	1,033	7,235	8,268	3,128	1999	40.0
Tempe, Arizona	OAZ005	—	(1)	701	4,339	2,180	701	6,519	7,220	1,992	1999	40.0
Ft. Collins, Colorado	OCO002	1,654	(1)	—	16,752	48	—	16,800	16,800	6,616	2002	40.0
Largo, Maryland	OMD001	9,068	(1)	1,800	18,706	741	1,800	19,447	21,247	7,579	2002	40.0
Chelmsford, Massachusetts	OMA001	9,187	(1)	1,600	21,947	285	1,600	22,232	23,832	8,852	2002	40.0
Mt. Laurel, New Jersey	ONJ001	49,984		7,726	74,429	10	7,724	74,441	82,165	28,032	2002	40.0
Riverview, New Jersey	ONJ002	8,491	(1)	1,008	13,763	206	1,008	13,969	14,977	4,780	2004	40.0
Riverview, New Jersey	ONJ003	22,579	(1)	2,456	28,955	814	2,456	29,769	32,225	10,237	2004	40.0
Harrisburg, Pennsylvania	OPA001	—	(1)	690	26,098	(4,578)	690	21,520	22,210	10,609	2001	40.0
Irving, Texas	OTX001	—	(1)	1,364	10,628	5,780	2,373	15,399	17,772	7,279	1999	40.0
Richardson, Texas	OTX004	—		1,230	5,660	1,046	1,230	6,706	7,936	2,801	1999	40.0
Subtotal		$100,963		$21,674	$241,233	$10,344	$22,681	$250,570	$273,251	$99,053
INDUSTRIAL FACILITIES:
Avondale, Arizona	IAZ001	—	(1)	2,519	7,481	2,242	2,519	9,723	12,243	2,639	2009	40.0
Avondale, Arizona	IAZ002	—	(1)	3,279	5,221	5,274	3,279	10,495	13,773	3,308	2009	40.0
Los Angeles, California	ICA001	16,756	(1)	11,635	19,515	5,943	11,635	25,458	37,093	6,405	2007	40.0
Fremont, California	ICA006	—	(1)	1,086	7,964	3,921	1,086	11,885	12,971	5,739	1999	40.0
Golden, Colorado	ICO001	—	(1)	832	1,379	—	832	1,379	2,211	399	2006	40.0
Jacksonville, Florida	IFL002	14,516	(1)	3,510	20,846	8,279	3,510	29,125	32,635	6,979	2007	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Miami, Florida	IFL004	—	(1)	3,048	8,676	—	3,048	8,676	11,724	3,940	1999	40.0
Miami, Florida	IFL005	—	(1)	1,612	4,586	(1,408)	1,241	3,549	4,790	1,106	1999	40.0
Atlanta, Georgia	IGA001	12,635	(1)	2,791	24,637	349	2,791	24,986	27,777	6,361	2007	40.0
Bristol, Indiana	IIN001	—	(1)	462	9,224	—	462	9,224	9,686	3,180	2007	40.0
Everett, Massachusetts	IMA001	17,384	(1)	7,439	21,774	10,979	7,439	32,753	40,192	7,847	2007	40.0
Montague, Michigan	IMI001	—	(1)	598	9,814	1	598	9,815	10,413	3,419	2007	40.0
Little Falls, Minnesota	IMN002	—	(1)	6,705	17,690	—	6,225	18,170	24,395	5,865	2005	40.0
Elizabeth, New Jersey	INJ001	20,161	(1)	8,368	15,376	21,141	8,368	36,517	44,885	8,824	2007	40.0
La Porte, Texas	ITX004	12,545	(1)	1,631	27,858	(416)	1,631	27,442	29,073	6,929	2007	40.0
Chesapeake, Virginia	IVA001	13,531	(1)	2,619	28,481	142	2,619	28,623	31,242	7,285	2007	40.0
Subtotal		$107,528		$58,134	$230,522	$56,447	$57,283	$287,820	$345,103	$80,225
LAND:
Scottsdale, Arizona	LAZ003	—		1,400	—	—	1,400	—	1,400	—	2011	0
Whittmann, Arizona	LAZ001	—		96,700	—	—	96,700	—	96,700	—	2010	0
Mammoth Lakes, California	LCA002	—	(1)	28,464	2,836	(21,064)	7,400	2,836	10,236	2,836	2010	0
Mammoth, California	LCA007	—		2,382	—	—	2,382	—	2,382	—	2007	0
Riverside, California	LCA003	—		87,300	—	(9,963)	77,337	—	77,337	—	2009	0
San Jose, California	LCA004	—		68,155	—	(25,797)	42,358	—	42,358	—	2000	0
San Jose, California	LCA009	—		8,921	—	—	8,921	—	8,921	—	2017	0
San Pedro, California	LCA005	—		84,100	—	44,251	128,351	—	128,351	—	2010	0
Santa Clarita Valley, California	LCA006	—		59,100	—	—	59,100	—	59,100	—	2010	0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Fort Myers, Florida	LFA001	—	(1)	7,600	—	—	7,600	—	7,600	—	2009	0
Fort Myers, Florida	LFA007	—		5,883	—	178	5,883	178	6,061	—	2014	0
Indiantown, Florida	LFA002	—		8,100	—	—	8,100	—	8,100	—	2009	0
Miami, Florida	LFA006	—		9,300	—	(252)	9,080	(32)	9,048	—	2012	0
Naples, Florida	LFA003	—		26,600	—	33,162	26,600	33,162	59,762	—	2010	0
St. Lucie, Florida	LFA004	—		3,540	—	—	3,540	—	3,540	—	2013	0
St. Lucie, Florida	LFA008	—		6,900	—	—	6,900	—	6,900	—	2017	0
Stuart, Florida	LFA005	—		9,300	—	—	9,300	—	9,300	—	2010	0
Savannah, Georgia	LGA002	—		1,400	—	—	1,400	—	1,400	—	2013	0
Chicago, Illinois	LIL001	—		31,500	—	—	31,500	—	31,500	—	2016	0
Asbury Park, New Jersey	LNJ001	—		43,300	—	39,032	82,332	—	82,332	747	2009	0
Asbury Park, New Jersey	LNJ002	—		3,992	—	54,894	58,886	—	58,886	—	2009	0
Brooklyn, New York	LNY002	—		58,900	—	(13,460)	45,440	—	45,440	—	2011	0
Brooklyn, New York	LNY003	—		3,277	—	24,033	3,277	24,033	27,310	814	2013	0
Long Beach, New York	LNY001	—		52,461	—	2,525	52,461	2,525	54,986	—	2009	0
Warrington, Pennsylvania	LPA001	—		1,460	—	704	1,460	704	2,164	—	2011	0
Chesterfield County, Virginia	LVA001	—		72,138	—	42,187	114,325	—	114,325	3,534	2009	0
Chesterfield County, Virginia	LVA002	—		3,291	—	—	3,291	—	3,291	—	2009	0
Ranson, West Virginia	LWV001	—		9,083	—	—	9,083	—	9,083	—	2016	0
Subtotal		$—		$794,547	$2,836	$170,430	$904,407	$63,406	$967,813	$7,931
ENTERTAINMENT:
Decatur, Alabama	EAL001	—		277	359	(6)	277	353	630	118	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Huntsville, Alabama	EAL002	—		319	414	(25)	319	389	708	124	2004	40.0
Chandler, Arizona	EAZ001	—		793	1,027	(62)	793	965	1,758	307	2004	40.0
Chandler, Arizona	EAZ002	—		521	673	(10)	521	663	1,184	222	2004	40.0
Mesa, Arizona	EAZ004	—		630	815	(49)	630	766	1,396	244	2004	40.0
Peoria, Arizona	EAZ005	—		590	764	(46)	590	718	1,308	229	2004	40.0
Phoenix, Arizona	EAZ006	—		476	616	(10)	476	606	1,082	203	2004	40.0
Phoenix, Arizona	EAZ007	—		654	845	(14)	654	831	1,485	279	2004	40.0
Phoenix, Arizona	EAZ008	—		666	862	(14)	666	848	1,514	284	2004	40.0
Tempe, Arizona	EAZ009	—		460	596	(36)	460	560	1,020	178	2004	40.0
Alameda, California	ECA001	—		1,097	1,421	(86)	1,097	1,335	2,432	425	2004	40.0
Bakersfield, California	ECA002	—		434	560	(33)	434	527	961	168	2004	40.0
Bakersfield, California	ECA003	—		332	429	(26)	332	403	735	129	2004	40.0
Milpitas, California	ECA005	—		676	876	(53)	676	823	1,499	262	2004	40.0
Riverside, California	ECA006	—		720	932	(56)	720	876	1,596	279	2004	40.0
Rocklin, California	ECA007	—		574	743	(12)	574	731	1,305	245	2004	40.0
Sacramento, California	ECA008	—		392	508	(8)	392	500	892	167	2004	40.0
San Bernardino, California	ECA009	—		358	464	(7)	358	457	815	153	2004	40.0
San Diego, California	ECA010	—	(1)	—	18,000	—	—	18,000	18,000	6,032	2003	40.0
San Marcos, California	ECA011	—		852	1,101	(18)	852	1,083	1,935	363	2004	40.0
Thousand Oaks, California	ECA013	—	(1)	—	1,953	25,772	—	27,725	27,725	6,121	2008	40.0
Torrance, California	ECA014	—		659	852	(14)	659	838	1,497	281	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Visalia, California	ECA015	—		562	729	(44)	562	685	1,247	218	2004	40.0
W. Los Angeles, California	ECA004	—		1,642	2,124	(35)	1,642	2,089	3,731	700	2004	40.0
Aurora, Colorado	ECO002	—		640	827	(49)	640	778	1,418	248	2004	40.0
Denver, Colorado	ECO003	—		729	944	(57)	729	887	1,616	282	2004	40.0
Englewood, Colorado	ECO004	—		536	694	(11)	536	683	1,219	229	2004	40.0
Littleton, Colorado	ECO006	—		901	1,165	(19)	901	1,146	2,047	384	2004	40.0
Milford, Connecticut	ECT001	—		1,097	1,420	(23)	1,097	1,397	2,494	468	2004	40.0
Wilmington, Delaware	EDE001	—		1,076	1,390	(80)	1,076	1,310	2,386	417	2004	40.0
Boca Raton, Florida	EFL001	—	(1)	—	41,809	—	—	41,809	41,809	19,828	2005	27.0
Boynton Beach, Florida	EFL002	—		412	531	(7)	412	524	936	175	2004	40.0
Boynton Beach, Florida	EFL003	—	(1)	6,550	—	17,118	6,533	17,135	23,668	4,567	2006	40.0
Bradenton, Florida	EFL004	—		1,067	1,382	(83)	1,067	1,299	2,366	414	2004	40.0
Davie, Florida	EFL006	—		401	520	(31)	401	489	890	155	2004	40.0
Lakeland, Florida	EFL008	—		282	364	(6)	282	358	640	120	2004	40.0
Leesburg, Florida	EFL009	—		352	455	(28)	352	427	779	136	2004	40.0
Ocala, Florida	EFL011	—		437	567	(34)	437	533	970	169	2004	40.0
Ocala, Florida	EFL012	—		532	689	(42)	532	647	1,179	206	2004	40.0
Orange City, Florida	EFL014	—		486	629	(38)	486	591	1,077	188	2004	40.0
Pembroke Pines, Florida	EFL016	—		497	643	(10)	497	633	1,130	212	2004	40.0
Sarasota, Florida	EFL018	—		643	833	(14)	643	819	1,462	274	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
St. Petersburg, Florida	EFL019	—	(1)	4,200	18,272	—	4,200	18,272	22,472	5,868	2005	40.0
Tampa, Florida	EFL020	—		551	714	(12)	551	702	1,253	235	2004	40.0
Venice, Florida	EFL022	—		507	656	(40)	507	616	1,123	196	2004	40.0
W. Palm Beach, Florida	EFL023	—	(1)	—	19,337	—	—	19,337	19,337	6,209	2005	40.0
Atlanta, Georgia	EGA001	—		510	660	(11)	510	649	1,159	217	2004	40.0
Conyers, Georgia	EGA003	—		474	613	(37)	474	576	1,050	183	2004	40.0
Marietta, Georgia	EGA004	—		581	752	(46)	581	706	1,287	225	2004	40.0
Savannah, Georgia	EGA005	—		718	930	(15)	718	915	1,633	306	2004	40.0
Woodstock, Georgia	EGA007	—		502	651	(11)	502	640	1,142	214	2004	40.0
Chicago, Illinois	EIL003	—	(1)	8,803	57	30,479	8,803	30,536	39,339	7,875	2006	40.0
Lyons, Illinois	EIL004	—		433	560	(10)	433	550	983	184	2004	40.0
Naperville, Illinois	EIL006	—		1,798	2,894	530	1,798	3,424	5,222	979	2017	40.0
Springfield, Illinois	EIL005	—		431	557	(9)	431	548	979	184	2004	40.0
Evansville, Indiana	EIN001	—		542	701	(11)	542	690	1,232	231	2004	40.0
Baltimore, Maryland	EMD001	—		428	554	(34)	428	520	948	166	2004	40.0
Baltimore, Maryland	EMD002	—		575	745	(45)	575	700	1,275	223	2004	40.0
Baltimore, Maryland	EMD003	—		362	468	(7)	362	461	823	154	2004	40.0
Gaithersburg, Maryland	EMD004	—		884	1,145	(19)	884	1,126	2,010	377	2004	40.0
Hyattsville, Maryland	EMD006	—		399	518	(9)	399	509	908	170	2004	40.0
Laurel, Maryland	EMD007	—		649	839	(14)	649	825	1,474	276	2004	40.0
Linthicum, Maryland	EMD008	—		366	473	(7)	366	466	832	156	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Pikesville, Maryland	EMD009	—		398	516	(8)	398	508	906	170	2004	40.0
Timonium, Maryland	EMD011	—		1,126	1,458	(88)	1,126	1,370	2,496	436	2004	40.0
Towson, Maryland	EMD012	—		642	788	454	642	1,242	1,884	329	2017	40.0
Auburn, Massachusetts	EMA001	—		523	678	(12)	523	666	1,189	223	2004	40.0
Chicopee, Massachusetts	EMA002	—		548	711	(43)	548	668	1,216	213	2004	40.0
Somerset, Massachusetts	EMA003	—		519	672	(11)	519	661	1,180	221	2004	40.0
Grand Rapids, Michigan	EMI003	—		554	718	(43)	554	675	1,229	215	2004	40.0
Grand Rapids, Michigan	EMI006	—		860	543	670	860	1,213	2,073	362	2017	40.0
Roseville, Michigan	EMI005	—		533	691	(12)	533	679	1,212	227	2004	40.0
Burnsville, Minnesota	EMN002	—	(1)	2,962	—	17,164	2,962	17,164	20,126	5,039	2006	40.0
Rochester, Minnesota	EMN004	—	(1)	2,437	8,715	2,098	2,437	10,813	13,250	3,569	2006	40.0
Columbia, Missouri	EMO001	—		334	432	(26)	334	406	740	129	2004	40.0
North Kansas City, Missouri	EMO004	—		878	1,139	(69)	878	1,070	1,948	341	2004	40.0
Aberdeen, New Jersey	ENJ001	—		1,560	2,019	(33)	1,560	1,986	3,546	665	2004	40.0
Wallington, New Jersey	ENJ002	—		830	1,075	(65)	830	1,010	1,840	322	2004	40.0
Centereach, New York	ENY002	—		442	571	(34)	442	537	979	171	2004	40.0
Cheektowaga, New York	ENY004	—		385	499	(8)	385	491	876	164	2004	40.0
Dewpew, New York	ENY005	—		350	453	(28)	350	425	775	136	2004	40.0
Melville, New York	ENY007	—		494	640	(39)	494	601	1,095	191	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Rochester, New York	ENY006	—	326	421	(25)	326	396	722	126	2004	40.0
Rochester, New York	ENY008	—	320	414	(7)	320	407	727	136	2004	40.0
Rochester, New York	ENY009	—	399	516	(8)	399	508	907	170	2004	40.0
Sayville, New York	ENY010	—	959	1,240	(20)	959	1,220	2,179	409	2004	40.0
Shirley, New York	ENY011	—	587	761	(46)	587	715	1,302	228	2004	40.0
Smithtown, New York	ENY012	—	521	675	(11)	521	664	1,185	222	2004	40.0
Syosset, New York	ENY013	—	711	920	(56)	711	864	1,575	275	2004	40.0
Syracuse, New York	ENY014	—	558	723	(12)	558	711	1,269	238	2004	40.0
Wantagh, New York	ENY015	—	747	967	(58)	747	909	1,656	289	2004	40.0
Webster, New York	ENY016	—	683	885	(15)	683	870	1,553	291	2004	40.0
West Babylon, New York	ENY017	—	1,492	1,933	(117)	1,492	1,816	3,308	578	2004	40.0
White Plains, New York	ENY018	—	1,471	1,904	(31)	1,471	1,873	3,344	627	2004	40.0
Asheville, North Carolina	ENC001	—	397	513	(31)	397	482	879	154	2004	40.0
Cary, North Carolina	ENC002	—	476	615	(10)	476	605	1,081	203	2004	40.0
Charlotte, North Carolina	ENC003	—	410	530	(8)	410	522	932	175	2004	40.0
Charlotte, North Carolina	ENC004	—	402	520	(9)	402	511	913	171	2004	40.0
Durham, North Carolina	ENC005	—	948	1,227	(75)	948	1,152	2,100	367	2004	40.0
Goldsboro, North Carolina	ENC006	—	259	336	(6)	259	330	589	111	2004	40.0
Greensboro, North Carolina	ENC007	—	349	452	(28)	349	424	773	135	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Greenville, North Carolina	ENC008	—	640	828	(50)	640	778	1,418	248	2004	40.0
Hickory, North Carolina	ENC009	—	409	531	(32)	409	499	908	159	2004	40.0
Matthews, North Carolina	ENC010	—	965	1,249	(21)	965	1,228	2,193	411	2004	40.0
Raleigh, North Carolina	ENC011	—	475	615	(37)	475	578	1,053	184	2004	40.0
Winston-Salem, North Carolina	ENC012	—	494	638	(10)	494	628	1,122	210	2004	40.0
Canton, Ohio	EOH001	—	434	562	(34)	434	528	962	168	2004	40.0
Columbus, Ohio	EOH002	—	967	1,252	(20)	967	1,232	2,199	412	2004	40.0
Grove City, Ohio	EOH003	—	281	365	(6)	281	359	640	120	2004	40.0
Medina, Ohio	EOH004	—	393	508	(30)	393	478	871	152	2004	40.0
Edmond, Oklahoma	EOK001	—	431	557	(9)	431	548	979	184	2004	40.0
Tulsa, Oklahoma	EOK002	—	954	1,235	(75)	954	1,160	2,114	370	2004	40.0
Salem, Oregon	EOR002	—	393	508	(8)	393	500	893	167	2004	40.0
Boothwyn, Pennsylvania	EPA001	—	407	527	(32)	407	495	902	158	2004	40.0
Croydon, Pennsylvania	EPA002	—	421	544	(33)	421	511	932	163	2004	40.0
Feasterville, Pennsylvania	EPA005	—	2,340	2,824	211	2,340	3,035	5,375	940	2017	40.0
Pittsburgh, Pennsylvania	EPA003	—	409	528	(8)	409	520	929	174	2004	40.0
Pittsburgh, Pennsylvania	EPA004	—	407	527	(8)	407	519	926	174	2004	40.0
San Juan, Puerto Rico	EPR001	—	950	1,230	(74)	950	1,156	2,106	368	2004	40.0
Cranston, Rhode Island	ERI001	—	850	1,100	(18)	850	1,082	1,932	362	2004	40.0
Greenville, South Carolina	ESC002	—	332	429	(26)	332	403	735	129	2004	40.0
Addison, Texas	ETX001	—	1,045	1,353	(82)	1,045	1,271	2,316	405	2004	40.0
Arlington, Texas	ETX002	—	593	767	(13)	593	754	1,347	253	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Conroe, Texas	ETX004	—	838	1,083	(17)	838	1,066	1,904	357	2004	40.0
Corpus Christi, Texas	ETX005	—	528	682	(11)	528	671	1,199	225	2004	40.0
Desota, Texas	ETX006	—	480	622	(10)	480	612	1,092	205	2004	40.0
Euless, Texas	ETX007	—	975	1,261	(21)	975	1,240	2,215	415	2004	40.0
Garland, Texas	ETX008	—	1,108	1,433	(23)	1,108	1,410	2,518	472	2004	40.0
Houston, Texas	ETX009	—	425	549	(89)	425	460	885	155	2004	40.0
Houston, Texas	ETX010	—	518	671	(40)	518	631	1,149	201	2004	40.0
Houston, Texas	ETX011	—	758	981	(59)	758	922	1,680	294	2004	40.0
Houston, Texas	ETX013	—	375	485	(8)	375	477	852	160	2004	40.0
Humble, Texas	ETX014	—	438	567	(9)	438	558	996	187	2004	40.0
Lewisville, Texas	ETX017	—	561	726	(44)	561	682	1,243	217	2004	40.0
Midland, Texas	ETX023	—	2,360	1,082	2,023	2,360	3,105	5,465	955	2017	40.0
Richardson, Texas	ETX018	—	753	976	(59)	753	917	1,670	292	2004	40.0
San Antonio, Texas	ETX019	—	521	675	(41)	521	634	1,155	202	2004	40.0
Stafford, Texas	ETX020	—	634	821	(13)	634	808	1,442	270	2004	40.0
Waco, Texas	ETX021	—	379	491	(8)	379	483	862	162	2004	40.0
Webster, Texas	ETX022	—	592	766	(46)	592	720	1,312	229	2004	40.0
Centreville, Virginia	EVA001	—	1,134	1,467	(89)	1,134	1,378	2,512	439	2004	40.0
Chesapeake, Virginia	EVA002	—	845	1,094	(66)	845	1,028	1,873	327	2004	40.0
Chesapeake, Virginia	EVA003	—	884	1,145	(19)	884	1,126	2,010	377	2004	40.0
Fredericksburg, Virginia	EVA004	—	953	1,233	(21)	953	1,212	2,165	406	2004	40.0
Grafton, Virginia	EVA005	—	487	632	(39)	487	593	1,080	189	2004	40.0
Lynchburg, Virginia	EVA006	—	425	550	(9)	425	541	966	181	2004	40.0
Mechanicsville, Virginia	EVA007	—	1,151	1,490	(24)	1,151	1,466	2,617	491	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Norfolk, Virginia	EVA008	—		546	707	(42)	546	665	1,211	212	2004	40.0
Richmond, Virginia	EVA010	—		819	1,061	(64)	819	997	1,816	317	2004	40.0
Richmond, Virginia	EVA011	—		958	1,240	(75)	958	1,165	2,123	371	2004	40.0
Virginia Beach, Virginia	EVA012	—		788	1,020	(17)	788	1,003	1,791	336	2004	40.0
Williamsburg, Virginia	EVA013	—		554	716	(12)	554	704	1,258	236	2004	40.0
Quincy, Washington	EWA001	—	(1)	1,500	6,500	—	1,500	6,500	8,000	2,681	2003	40.0
Milwaukee, Wisconsin	EWI001	—		521	673	(39)	521	634	1,155	202	2004	40.0
Wauwatosa, Wisconsin	EWI004	—		793	1,025	(17)	793	1,008	1,801	338	2004	40.0
Subtotal		$—		$121,616	$235,592	$92,237	$121,599	$327,846	$449,445	$106,871
RETAIL:
Scottsdale, Arizona	RAZ003	—	(1)	2,625	4,875	2,849	2,625	7,724	10,349	1,655	2009	40.0
Scottsdale, Arizona	RAZ004	—	(1)	2,184	4,056	(1,588)	2,184	2,468	4,652	372	2009	40.0
Scottsdale, Arizona	RAZ005	—	(1)	2,657	2,666	(309)	2,657	2,357	5,014	601	2011	40.0
Colorado Springs, Colorado	RCO001	—	(1)	2,631	279	5,195	2,607	5,498	8,105	1,447	2006	40.0
St. Augustine, Florida	RFL003	—	(1)	3,950	—	10,285	3,908	10,327	14,235	2,899	2005	40.0
Honolulu, Hawaii	RHI001	—		3,393	21,155	(9,091)	3,393	12,064	15,457	3,223	2009	40.0
Chicago, Illinois	RIL002	—		14,934	29,675	27,871	14,934	57,546	72,480	7,817	2012	40.0
Chicago, Illinois	RIL001	—	(1)	—	336	1,830	—	2,166	2,166	1,056	2010	40.0
Albuquerque, New Mexico	RNM001	—	(1)	1,733	—	8,728	1,705	8,756	10,461	2,580	2005	40.0
Hamburg, New York	RNY001	—	(1)	731	6,073	699	711	6,792	7,503	2,286	2005	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Columbia, South Carolina	RSC001	—		2,126	948	(723)	1,337	1,014	2,351	269	2007	40.0
Anthony, Texas	RTX001	—	(1)	3,538	4,215	(187)	3,514	4,052	7,566	1,193	2005	40.0
Draper, Utah	RUT001	—	(1)	3,502	—	5,975	3,502	5,975	9,477	1,659	2005	40.0
Ashburn, Virginia	RVA001	—	(1)	4,720	16,711	(174)	4,720	16,537	21,257	2,021	2011	40.0
Subtotal		$—		$48,724	$90,989	$51,360	$47,797	$143,276	$191,073	$29,078
HOTEL:
Atlanta, Georgia	HGA001	—	(1)	6,378	25,514	4,465	6,378	29,979	36,357	6,554	2010	40.0
Honolulu, Hawaii	HHI001	—		17,996	17,996	(31,160)	3,419	1,413	4,832	4,531	2009	40.0
Lihue, Hawaii	HHI002	—		3,000	12,000	5,986	3,000	17,986	20,986	3,061	2009	40.0
Asbury Park, New Jersey	HNJ001	—		3,815	40,194	3,064	3,815	43,258	47,073	2,732	2016	40.0
Subtotal		$—		$31,189	$95,704	$(17,645)	$16,612	$92,636	$109,248	$16,878
APARTMENT/RESIDENTIAL:
Mammoth, California	ACA002	—		10,078	40,312	(49,631)	152	607	759	—	2007	0.0
Atlanta, Georgia	AGA001	—		2,963	11,850	6,912	4,345	17,380	21,725	—	2010	0.0
Jersey City, New Jersey	ANJ001	—		36,405	64,719	(100,639)	174	311	485	—	2009	0.0
Philadelphia, Pennsylvania	APA002	—		15,890	29,510	(30,922)	15,890	(1,412)	14,478	—	2012	0.0
Seattle, Washington	AWA002	—		2,342	44,478	(36,679)	2,342	7,799	10,141	—	2009	0.0
Subtotal		$—		$67,678	$190,869	$(210,959)	$22,903	$24,685	$47,588	$—
MIXED USE:
Glendale, Arizona	MAZ002	—	(1)	10,182	52,544	45,144	10,182	97,688	107,870	16,099	2011	40.0
Riverside, California	MCA001	—		5,869	629	2	5,869	631	6,500	451	2010	40.0
Key West, Florida	MFL002	—		18,229	20,899	2,499	18,229	23,398	41,627	4,164	2014	40.0
Naples, Florida	MFL003	—		2,507	8,155	1,129	2,507	9,284	11,791	1,824	2014	40.0
Tampa, Florida	MFL004	—		4,201	14,652	1,201	4,201	15,853	20,054	2,352	2014	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total		Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Atlanta, Georgia	MGA001	—	(1)	4,480	17,916	(16,564)	4,480	1,352	5,832		1,339		2010	40.0
Subtotal		$—		$45,468	$114,795	$33,411	$45,468	$148,206	$193,674		$26,229
Total		$208,491		$1,189,030	$1,202,540	$185,625	$1,238,750	$1,338,445	$2,577,195	(4)	$366,265	(5)
_______________________________________________________________________________

(1)	Consists of properties pledged as collateral under the Company's secured credit facilities with a carrying value of $611.3 million.

(2)	Includes impairments and unit sales.

(3)	These properties have land improvements which have depreciable lives of 15 to 20 years.

(4)	The aggregate cost for Federal income tax purposes was approximately $2.96 billion at December 31, 2017.

(5)	Includes $8.3 million and $10.5 million relating to accumulated depreciation for land and development assets and real estate assets held for sale, respectively, as of December 31, 2017.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

The following table reconciles real estate from January 1, 2015 to December 31, 2017:

	2017	2016	2015
Balance at January 1	$2,997,351	$3,246,469	$3,448,934
Improvements and additions	167,676	169,999	183,269
Acquisitions through foreclosure	—	40,583	14,505
Other acquisitions	5,164	30,618	—
Dispositions	(561,431)	(484,810)	(431,928)
Other	—	4,035	41,869
Impairments	(31,565)	(9,543)	(10,180)
Balance at December 31	$2,577,195	$2,997,351	$3,246,469
The following table reconciles accumulated depreciation from January 1, 2015 to December 31, 2017:

	2017	2016	2015
Balance at January 1	$(426,982)	$(467,616)	$(482,130)
Additions	(44,270)	(48,761)	(57,393)
Dispositions	104,987	89,395	71,907
Balance at December 31	$(366,265)	$(426,982)	$(467,616)

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2017
($ in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(2)(3)
Senior Mortgages:
Borrower A	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	December 2019	IO	$—	$200,000	$199,000
Borrower B	Mixed Use/Mixed Collateral	LIBOR + 5.15%	LIBOR + 5.15%	July 2019	IO	—	107,196	107,202
Borrower C	Apartment/Residential	LIBOR + 8%	LIBOR + 8%	April 2018	IO	—	93,782	93,596
Borrower D(4)	Hotel	LIBOR + 6%	LIBOR + 6%	July 2018	IO	—	86,000	86,714
Borrower E(5)	Apartment/Residential	LIBOR + 7.25%	LIBOR + 7.25%	January 2019	IO	—	39,729	39,748
Borrower F(6)	Office	LIBOR + 5.88%	LIBOR + 5.88%	August 2018	IO	—	30,338	30,308
Borrower G	Apartment/Residential	8.00%	8.00%	January 2024	IO	—	25,424	25,201
Senior mortgages individually <3%	Apartment/Residential, Retail, Mixed Use/Mixed Collateral, Office, Hotel, Other	Fixed: 5% to 9.68% Variable: LIBOR + 3% to LIBOR + 12.35%	Fixed: 6% to 9.68% Variable: LIBOR + 3% to LIBOR + 12.35%	2018 to 2024			210,457	160,865
							792,926	742,634
Subordinate Mortgages:

Subordinate mortgages individually <3%	Hotel	Fixed: 6.8% to 14.0%	Fixed: 6.8% to 14%	2019 to 2057			9,495	9,495
							9,495	9,495
Total mortgages							$802,421	$752,129
_______________________________________________________________________________

(1)	IO = Interest only.

(2)	Amounts are presented net of asset-specific reserves of $48.5 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.

(3)	The carrying amount of mortgages approximated the federal income tax basis.

(4)	As of December 31, 2017, included a LIBOR interest rate floor of 0.18%.

(5)	As of December 31, 2017, included a LIBOR interest rate floor of 0.42%.

(6)	As of December 31, 2017, included a LIBOR interest rate floor of 0.25%.

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate (Continued)
As of December 31, 2017
($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2015 to December 31, 2017(1):

	2017	2016	2015
Balance at January 1	$915,905	$934,964	$726,426
Additions:
New mortgage loans	265,966	25,893	237,031
Additions under existing mortgage loans	132,703	165,275	92,887
Other(2)	23,388	30,694	33,080
Deductions(3):
Collections of principal	(528,321)	(247,431)	(151,464)
Recovery of (provision for) loan losses	28	9,747	(6,186)
Transfers (to) from real estate and equity investments	(57,505)	(3,177)	3,261
Amortization of premium	(35)	(60)	(71)
Balance at December 31	$752,129	$915,905	$934,964
______________________________________________________________

(1)	Balances represent the carrying value of loans, which are net of asset specific reserves.

(2)	Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.

(3)	Amounts are presented net of charge-offs of $1.2 million, $10.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Item 9.    Changes and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure
Please refer to the Company's Current Report on Form 8-K filed with the SEC on November 28, 2017.
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
Based upon their evaluation as of December 31, 2017, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
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
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2017.
The Company's internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.
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
Item 9b.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2018 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2018 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2018 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2018 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2018 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Restated Charter of the Company (including the Articles Supplementary for each Series of the Company's Preferred Stock).(1)
3.2	Amended and Restated Bylaws of the Company.(2)
3.6	Articles Supplementary relating to Series D Preferred Stock.(3)
3.8	Articles Supplementary relating to Series G Preferred Stock.(4)
3.9	Articles Supplementary relating to Series I Preferred Stock.(5)
3.10	Articles Supplementary relating to Series J Preferred Stock.(6)
4.1	Form of 8.00% Series D Cumulative Redeemable Preferred Stock Certificate.(3)
4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(4)
4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(5)
4.5	Form of 4.50% Series J Cumulative Convertible Perpetual Preferred Stock Certificate.(7)
4.6	Form of Stock Certificate for the Company's Common Stock.(8)
4.13	Form of Global Note, No. 2-A evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(9)
4.14	Form of Global Note, No. 2-B evidencing 5.00% Senior Notes due 2019 issued on June 13, 2014.(9)
4.16	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(10)
4.18	Form of Global Note, No. 1 evidencing 6.50% Senior Notes due 2021 issued on March 29, 2016.(11)
4.22	Twenty-Seventh Supplemental Indenture, dated June 13, 2014, governing the 5.00% Senior Notes due 2019.(9)
4.23	Twenty-Eighth Supplemental Indenture, dated March 23, 2016, governing the 6.50% Senior Notes due 2021.(11)
4.24	Twenty-Ninth Supplemental Indenture, dated as of March 13, 2017, governing the 6.00% Senior Notes Due 2022.(12)
4.25	Form of Global Note, No. 1, evidencing 6.00% Senior Notes due 2022.(12)
4.26	Thirtieth Supplemental Indenture, dated as of September 20, 2017, governing the 4.625% Senior Notes due 2020.(13)
4.27	Form of Global Note, No. 1, evidencing 4.625% Senior Notes due 2020.(13)
4.28	Thirty-First Supplemental Indenture, dated as of September 20, 2017, governing the 5.25% Senior Notes due 2022.(13)
4.29	Form of Global Note, No. 1, evidencing 5.25% Senior Notes due 2022.(13)
4.30	Thirty-Second Supplemental Indenture, dated as of September 20, 2017, governing the 3.125% Senior Notes due 2022.(13)
4.31	Form of Global Note, No. 1, evidencing 3.125% Senior Notes due 2022.(13)
10.2	iStar Inc. 2009 Long Term Incentive Compensation Plan.(14)
10.3	iStar Inc. 2013 Performance Incentive Plan.(14)
10.5	Form of Restricted Stock Unit Award Agreement.(15)
10.6	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(16)
10.7	Form of Award Agreement For Investment Pool.(8)
10.8
Amended and Restated Credit Agreement, dated as of June 23, 2016, by the Company, the banks set forth therein and J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A., Bank Of America, N.A. and Barclays Bank PLC as joint lead arrangers.(17)

10.9	Security Agreement, dated as of June 23, 2016, made by the Company, and the other parties thereto in favor of J.P. Morgan Chase Bank, N.A., as administrative agent.(17)
10.11	Amended and Restated Credit Agreement dated as of September 27, 2017, among the Company, the other parties named therein and JPMorgan Chase Bank, N.A. as administrative agent.(18)
12.1*	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.
14.0	iStar Inc. Code of Conduct.(19)
16.1	Letter from PricewaterhouseCoopers, LLP, dated November 28, 2017. (20)
21.1*	Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Gerson, Preston, Klein, Lips, Eisenberg & Gelber, P.A.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1*	Consolidated Financial Statements of Marina Palms, LLC and Subsidiaries for the years ended December 31, 2017, 2016 and 2015
100*	XBRL-related documents
101	Interactive data file

________________________________________________________________________

(1)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 15, 2016.

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 25, 2013.

(3)	Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.

(4)	Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.

(5)	Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.

(6)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 18, 2013.

(7)	Incorporated by reference from the Company's Current Report on Form 8-A filed on March 18, 2013.

(8)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.

(9)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 13, 2014.

(10)	Incorporated by reference from the Company's Form S-3 Registration Statement filed on February 12, 2001.

(11)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 29, 2016.

(12)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 13, 2017.

(13)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 20, 2017.

(14)	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 11, 2014.

(15)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.

(16)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.

(17)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 29, 2016.

(18)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 2, 2017.

(19)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(20)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 28, 2017.

* Filed herewith.
**In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iStar Inc. Registrant
Date:	February 26, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iStar Inc. Registrant
Date:	February 26, 2018	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 26, 2018	/s/ CLIFFORD DE SOUZA
Clifford De Souza Director

Date:	February 26, 2018	/s/ ROBERT W. HOLMAN, JR.
Robert W. Holman, Jr. Director

Date:	February 26, 2018	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 26, 2018	/s/ DALE ANNE REISS
Dale Anne Reiss Director

Date:	February 26, 2018	/s/ BARRY W. RIDINGS
Barry W. Ridings Director