Form 10-Q
period 2018-03-31
ISTAR INC.
filed 2018-05-03
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of May 2, 2018, there were 67,901,019 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	March 31, 2018	December 31, 2017
ASSETS
Real estate
Real estate, at cost	$1,659,651	$1,629,436
Less: accumulated depreciation	(357,508)	(347,405)
Real estate, net	1,302,143	1,282,031
Real estate available and held for sale	41,857	68,588
Total real estate	1,344,000	1,350,619
Land and development, net	681,410	860,311
Loans receivable and other lending investments, net	1,400,474	1,300,655
Other investments	422,853	321,241
Cash and cash equivalents	366,723	657,688
Accrued interest and operating lease income receivable, net	11,030	11,957
Deferred operating lease income receivable, net	88,820	86,877
Deferred expenses and other assets, net	134,749	141,730
Total assets	$4,450,059	$4,731,078
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$217,874	$238,004
Loan participations payable, net	85,354	102,425
Debt obligations, net	3,130,934	3,476,400
Total liabilities	3,434,162	3,816,829
Commitments and contingencies (refer to Note 11)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 13)	12	12
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 67,901 and 68,236 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	68	68
Additional paid-in capital	3,350,250	3,352,665
Retained earnings (deficit)	(2,368,162)	(2,470,564)
Accumulated other comprehensive income (loss) (refer to Note 13)	(925)	(2,482)
Total iStar Inc. shareholders' equity	981,247	879,703
Noncontrolling interests	34,650	34,546
Total equity	1,015,897	914,249
Total liabilities and equity	$4,450,059	$4,731,078
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Operating lease income	$45,799	$47,347
Interest income	26,697	29,058
Other income	15,320	11,864
Land development revenue	276,429	20,050
Total revenues	364,245	108,319
Costs and expenses:
Interest expense	45,182	51,145
Real estate expense	36,180	35,590
Land development cost of sales	223,407	15,910
Depreciation and amortization	11,110	12,280
General and administrative(1)	28,814	25,173
Recovery of loan losses	(855)	(4,928)
Impairment of assets	4,100	4,413
Other expense	1,166	1,869
Total costs and expenses	349,104	141,452
Income (loss) before earnings from equity method investments and other items	15,141	(33,133)
Loss on early extinguishment of debt, net	(372)	(210)
Earnings from equity method investments	3,332	5,702
Income (loss) from continuing operations before income taxes	18,101	(27,641)
Income tax expense	(121)	(607)
Income (loss) from continuing operations	17,980	(28,248)
Income from discontinued operations	—	4,766
Income from sales of real estate(2)	17,048	8,110
Net income (loss)	35,028	(15,372)
Net (income) loss attributable to noncontrolling interests	(95)	1,100
Net income (loss) attributable to iStar Inc.	34,933	(14,272)
Preferred dividends	(8,124)	(12,830)
Net income (loss) allocable to common shareholders	$26,809	$(27,102)
Per common share data:
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$0.39	$(0.44)
Diluted	$0.35	$(0.44)
Net income (loss) attributable to iStar Inc.:
Basic	$0.39	$(0.38)
Diluted	$0.35	$(0.38)
Weighted average number of common shares:
Basic	67,913	72,065
Diluted	83,670	72,065
_______________________________________________________________________________

(1)
For the three months ended March 31, 2018 and 2017, includes $7.9 million and $5.0 million, respectively, of equity-based compensation associated with iPIP Plans (refer to Note 14). These plans are liability-based plans which are marked-to-market quarterly and such marks are based upon the performance of the assets underlying the plans as of the quarterly measurement dates; however, actual amounts cannot be determined until the end date of the plans and the ultimate repayment or monetization of the related assets.

(2)	Income from sales of real estate represents gains from sales of real estate that do not qualify as discontinued operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$35,028	$(15,372)
Other comprehensive income (loss):
Impact from adoption of new accounting standards (refer to Note 3)	276	—
Reclassification of losses on cash flow hedges into earnings upon realization(1)	9	122
Unrealized losses on available-for-sale securities	(971)	(17)
Unrealized gains on cash flow hedges	2,351	540
Unrealized losses on cumulative translation adjustment	(108)	(401)
Other comprehensive income	1,557	244
Comprehensive income (loss)	36,585	(15,128)
Comprehensive (income) loss attributable to noncontrolling interests	(95)	1,100
Comprehensive income (loss) attributable to iStar Inc.	$36,490	$(14,028)
_______________________________________________________________________________

(1)
Amount reclassified to "Interest expense" in the Company's consolidated statements of operations is $30 for the three months ended March 31, 2017. Amounts reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations are $9 and $92 for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2018 and 2017
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$12	$4	$68	$3,352,665	$(2,470,564)	$(2,482)	$34,546	$914,249
Dividends declared—preferred	—	—	—	—	(8,124)	—	—	(8,124)
Issuance of stock/restricted stock unit amortization, net	—	—	1	5,888	—	—	—	5,889
Net income for the period	—	—	—	—	34,933	—	95	35,028
Change in accumulated other comprehensive income	—	—	—	—	—	1,281	—	1,281
Repurchase of stock	—	—	(1)	(8,303)	—	—	—	(8,304)
Contributions from noncontrolling interests	—	—	—	—	—	—	9	9
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	—	75,593	276	—	75,869
Balance as of March 31, 2018	$12	$4	$68	$3,350,250	$(2,368,162)	$(925)	$34,650	$1,015,897

Balance as of December 31, 2016	$22	$4	$72	$3,602,172	$(2,581,488)	$(4,218)	$43,120	$1,059,684
Dividends declared—preferred	—	—	—	—	(12,830)	—	—	(12,830)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1,237	—	—	—	1,237
Net income (loss) for the period(2)	—	—	—	—	(14,272)	—	241	(14,031)
Change in accumulated other comprehensive income	—	—	—	—	—	244	—	244
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	177	—	—	—	177
Balance as of March 31, 2017	$22	$4	$72	$3,603,586	$(2,608,590)	$(3,974)	$43,361	$1,034,481
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	For the three months ended March 31, 2017, net income (loss) shown above excludes $(1,341) of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$35,028	$(15,372)
Adjustments to reconcile net income to cash flows from operating activities:
(Recovery of) provision for loan losses	(855)	(4,928)
Impairment of assets	4,100	4,413
Depreciation and amortization	11,110	13,067
Non-cash expense for stock-based compensation	9,091	5,881
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	3,943	3,512
Amortization of discounts/premiums on loans and deferred interest on loans, net	(9,067)	(14,652)
Deferred interest on loans received	17,930	1
Earnings from equity method investments	(3,332)	(5,702)
Distributions from operations of other investments	3,101	20,029
Deferred operating lease income	(2,239)	(2,185)
Income from sales of real estate	(17,048)	(8,618)
Land development revenue in excess of cost of sales	(53,022)	(4,140)
Loss on early extinguishment of debt, net	372	210
Other operating activities, net	865	3,689
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	617	2,131
Changes in deferred expenses and other assets, net	(2,016)	(8,035)
Changes in accounts payable, accrued expenses and other liabilities	(45,144)	(24,987)
Cash flows provided by (used in) operating activities	(46,566)	(35,686)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(103,288)	(61,605)
Capital expenditures on real estate assets	(7,840)	(7,781)
Capital expenditures on land and development assets	(30,954)	(27,604)
Repayments of and principal collections on loans receivable and other lending investments, net	114,525	171,066
Net proceeds from sales of real estate	48,469	30,215
Net proceeds from sales of land and development assets	130,304	20,923
Distributions from other investments	17,813	4,709
Contributions to and acquisition of interest in other investments	(43,391)	(1,813)
Other investing activities, net	491	1,801
Cash flows provided by investing activities	126,129	129,911
Cash flows from financing activities:
Borrowings from debt obligations and convertible notes	—	854,637
Repayments and repurchases of debt obligations	(349,658)	(353,458)
Preferred dividends paid	(8,124)	(12,830)
Repurchase of stock	(8,304)	—
Payments for deferred financing costs	(252)	(11,497)
Payments for withholding taxes upon vesting of stock-based compensation	(3,845)	(420)
Payments for debt prepayment or extinguishment costs	—	(847)
Other financing activities, net	9	(661)
Cash flows provided by (used in) financing activities	(370,174)	474,924
Effect of exchange rate changes on cash	22	1
Changes in cash, cash equivalents and restricted cash	(290,589)	569,150
Cash, cash equivalents and restricted cash at beginning of period	677,733	354,627
Cash, cash equivalents and restricted cash at end of period	$387,144	$923,777
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$(17,117)	$22,602
Accounts payable for capital expenditures on real estate assets	338	781
Acquisitions of land and development assets through foreclosure	4,600	—
Profit sharing arrangement	28,831	—
Financing provided on sales of land and development assets, net	142,639	—
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—iStar Inc. (the "Company") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also provides management services for its ground lease and net lease equity method investments (refer to Note 7). The Company has invested more than $35 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary reportable business segments are real estate finance, net lease, operating properties and land and development (refer to Note 17).

Organization—The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new investments and corporate acquisitions.

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").
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
Principles of Consolidation—The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The Company's involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in "Operating lease income," "Interest income," "Earnings from equity method investments," "Real estate expense" and "Interest expense" in the Company's consolidated statements of operations. The Company has not provided financial support to those VIEs that it was not previously contractually required to provide.
Consolidated VIEs—As of March 31, 2018, the Company consolidates VIEs for which it is considered the primary beneficiary. As of March 31, 2018, the total assets of these consolidated VIEs were $318.9 million and total liabilities were $43.2 million. The classifications of these assets are primarily within "Land and development, net" and "Real estate, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2018.

Unconsolidated VIEs—As of March 31, 2018, the Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of March 31, 2018, the Company's maximum exposure to loss from these investments does not exceed the sum of the $92.9 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $29.7 million of related unfunded commitments.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 3—Summary of Significant Accounting Policies

The following paragraphs describe the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2018.

ASU 2014-09—ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. The Company's revenue within the scope of the guidance is primarily ancillary income related to its operating properties. The Company adopted ASU 2014-09 using the modified retrospective approach and the adoption did not have a material impact on the Company's consolidated financial statements.

ASU 2016-01 and ASU 2018-03—ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), addressed certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, provided technical corrections and improvements to ASU 2016-01. ASU 2016-01 requires entities to measure equity investments not accounted for under the equity method at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities may elect a measurement alternative that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. Upon adoption, entities must record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the standard is adopted. ASU 2016-01 also eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The adoption of ASU 2016-01 and ASU 2018-03 did not have a material impact on the Company's consolidated financial statements.

ASU 2016-15—ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), was issued to reduce diversity in practice in how certain cash receipts and cash payments, including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 was retrospective and resulted in an increase to cash flows provided by operating activities of $1.1 million and a decrease to cash flows provided by financing activities of $1.1 million for the three months ended March 31, 2017, primarily resulting from the reclassification of cash payments made related to the extinguishment of debt.
ASU 2016-18—ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"), requires that restricted cash be included with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents on the statement of cash flows and requires disclosure of what is included in restricted cash. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements. The adoption of ASU 2016-18 was retrospective and resulted in an increase to cash flows provided by operating activities of $0.7 million and a decrease to cash flows provided by investing activities of $0.3 million for the three months ended March 31, 2017.

The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$366,723	$657,688	$897,487	$328,744
Restricted cash included in deferred expenses and other assets, net(1)	20,421	20,045	26,290	25,883
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$387,144	$677,733	$923,777	$354,627
_______________________________________________________________________________

(1)	Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, loans, leasing, land development, sale and derivative transactions.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

ASU 2017-01—The adoption of ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"), did not have a material impact on the Company's consolidated financial statements. Under ASU 2017-01, certain transactions previously accounted for as business combinations under the former accounting guidance will be accounted for as asset acquisitions under ASU 2017-01. As a result, the Company expects more transaction costs to be capitalized relating to real estate acquisitions as a result of ASU 2017-01.
ASU 2017-05—ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"), simplifies GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments in ASU 2017-05 require an entity to initially measure a retained noncontrolling interest in a nonfinancial asset at fair value consistent with how a retained noncontrolling interest in a business is measured. Also, if an entity transfers ownership interests in a consolidated subsidiary that is within the scope of ASC 610-20 and continues to have a controlling financial interest in that subsidiary, ASU 2017-05 requires the entity to account for the transaction as an equity transaction, which is consistent with how changes in ownership interests in a consolidated subsidiary that is a business are recorded when a parent retains a controlling financial interest in the business. The Company adopted ASU 2017-05 using the modified retrospective approach which was applied to all contracts. On January 1, 2018, the Company recorded a step-up in basis to fair value of its retained noncontrolling interest relating to the sale of its ground lease business (refer to note 4) and other transactions where the Company sold or contributed real estate to a venture and previously recognized partial gains. Prior to the adoption of ASU 2017-05, the Company was required to recognize gains on only the portion of its interest transferred to third parties and was precluded from recognizing a gain on its retained noncontrolling interest which was carried at the Company’s historical cost basis. The adoption of ASU 2017-05 had the following impact on the Company's consolidated financial statements (in thousands):

		Impact from ASU 2017-05 on January 1, 2018
	December 31, 2017		January 1, 2018
Other investments	$321,241	$75,869	$397,110
Total assets	4,731,078	75,869	4,806,947

Retained earnings (deficit)	$(2,470,564)	$75,869	$(2,394,695)
Total equity	914,249	75,869	990,118

ASU 2017-12—ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company adopted ASU 2017-12 on January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.

New Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company currently records a general reserve that covers performing loans and reserves for loan losses are recorded when: (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio; and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. The Company estimates loss rates based on historical realized losses experienced within its portfolio and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. For operating leases, a lessee will be required to do the following: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. For operating lease arrangements for which the Company is the lessee, primarily the lease of office space, the Company expects the impact of ASU 2016-02 to be the recognition of a right-of-use asset and lease liability on its consolidated balance sheets. The accounting applied by the Company as a lessor will be largely unchanged from that applied under previous GAAP. However, in certain instances, a new long-term lease of land subsequent to adoption could be classified as a sales-type lease, which could result in the Company derecognizing the underlying asset and recording a profit or loss on sale and the net investment in the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of March 31, 2018
Land, at cost	$218,261	$212,782	$431,043
Buildings and improvements, at cost	888,058	340,550	1,228,608
Less: accumulated depreciation	(297,881)	(59,627)	(357,508)
Real estate, net	808,438	493,705	1,302,143
Real estate available and held for sale (2)	—	41,857	41,857
Total real estate	$808,438	$535,562	$1,344,000
As of December 31, 2017
Land, at cost	$219,092	$203,278	$422,370
Buildings and improvements, at cost	888,959	318,107	1,207,066
Less: accumulated depreciation	(292,268)	(55,137)	(347,405)
Real estate, net	815,783	466,248	1,282,031
Real estate available and held for sale (2)	—	68,588	68,588
Total real estate	$815,783	$534,836	$1,350,619
_______________________________________________________________________________

(1)
In 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the "Net Lease Venture") and gave a right of first offer to the Net Lease Venture on all new net lease investments (refer to Note 7 for more information on the Net Lease Venture). The Company is responsible for sourcing new opportunities and managing the Net Lease Venture in exchange for a promote and management fee.

(2)	As of March 31, 2018 and December 31, 2017, the Company had $40.9 million and $48.5 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Disposition of Ground Lease Business—In April 2017, institutional investors acquired a controlling interest in the Company's ground lease business through the merger of a Company subsidiary and related transactions (the "Acquisition Transactions"). Ground leases generally represent ownership of the land underlying commercial real estate projects that is triple net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Lease"). The Company's Ground Lease business was a component of the Company's net lease segment and consisted of 12 properties subject to long-term net leases including seven Ground Leases and one master lease (covering five properties). The acquiring entity was a newly formed unconsolidated entity named Safety, Income & Growth Inc. ("SAFE"). The carrying value of the Company's Ground Lease assets was approximately $161.1 million. Shortly before the Acquisition Transactions, the Company completed the $227.0 million 2017 Secured Financing on its Ground Lease assets (refer to Note 10). The Company received all of the proceeds of the 2017 Secured Financing. The Company received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that the Company contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, the Company deconsolidated the 12 properties and the associated 2017 Secured Financing. The Company accounts for its investment in SAFE as an equity method investment (refer to Note 7). The Company accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of the Company's retained

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

interest in SAFE. As a result of the adoption of ASU 2017-05 (refer to Note 3), on January 1, 2018, the Company recorded an increase to retained earnings of $55.5 million, bringing the Company's aggregate gain on the sale of its Ground Lease business to approximately $178.9 million.
Discontinued Operations—The transactions described above involving the Company's Ground Lease business qualified for discontinued operations and the following table summarizes income from discontinued operations for the three months ended March 31, 2017 ($ in thousands)(1)(2):

Revenues	$5,244
Expenses	(986)
Income from sales of real estate	508
Income from discontinued operations	$4,766
_______________________________________________________________________________

(1)	The transactions closed on April 14, 2017. Revenues primarily consisted of operating lease income and expenses primarily consisted of depreciation and amortization and real estate expense.

(2)
For the three months ended March 31, 2017, cash flows provided by operating activities and cash flows used in investing activities from discontinued operations was $6.3 million and $0.5 million, respectively.

Other Dispositions—The following table presents the net proceeds and income recognized for properties sold, by property type ($ in millions):

	Three Months Ended March 31,
	2018	2017
Operating Properties
Proceeds	$41.9	$10.2
Income from sales of real estate	16.6	1.9

Net Lease
Proceeds	$2.3	$19.5
Income from sales of real estate	0.4	6.2

Total
Proceeds	$44.2	$29.7
Income from sales of real estate	17.0	8.1

Impairments—During the three months ended March 31, 2018, the Company recorded an impairment of $4.1 million on a real estate asset held for sale due to impending contracts to sell the remaining four condominium units at the property. During the three months ended March 31, 2017, the Company recorded an impairment of $4.4 million on a real estate asset held for sale due to shifting demand in the local condominium market along with a change in the Company's exit strategy.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.6 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts related to real estate tenant receivables was $1.6 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.5 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	March 31,	December 31,
	2018	2017
Land and land development, at cost(1)	$689,249	$868,692
Less: accumulated depreciation	(7,839)	(8,381)
Total land and development, net	$681,410	$860,311
_______________________________________________________________________________

(1)	During the three months ended March 31, 2018, the Company funded capital expenditures on land and development assets of $31.0 million.

Acquisitions—During the three months ended March 31, 2018, the Company acquired, via foreclosure, title to a land asset which had a total fair value of $4.6 million and had previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

Dispositions—During the three months ended March 31, 2018 and 2017, the Company sold land parcels and residential lots and units and recognized land development revenue of $276.4 million and $20.1 million, respectively, from its land and development portfolio. In connection with the sale of two land parcels during the three months ended March 31, 2018, the Company originated an aggregate $145.0 million of financing to the buyers. $81.2 million was repaid subsequent to March 31, 2018. During the three months ended March 31, 2018 and 2017, the Company recognized land development cost of sales of $223.4 million and $15.9 million, respectively, from its land and development portfolio.
Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	March 31, 2018	December 31, 2017
Senior mortgages	$906,482	$791,152
Corporate/Partnership loans	513,088	488,921
Subordinate mortgages	9,657	9,495
Total gross carrying value of loans	1,429,227	1,289,568
Reserves for loan losses	(69,466)	(78,489)
Total loans receivable, net	1,359,761	1,211,079
Other lending investments—securities	40,713	89,576
Total loans receivable and other lending investments, net	$1,400,474	$1,300,655

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2018	2017
Reserve for loan losses at beginning of period	$78,489	$85,545
Recovery of loan losses	(855)	(4,928)
Charge-offs	(8,168)	(1,228)
Reserve for loan losses at end of period	$69,466	$79,389

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of March 31, 2018
Loans	$224,113	$1,211,138	$1,435,251
Less: Reserve for loan losses	(52,866)	(16,600)	(69,466)
Total(3)	$171,247	$1,194,538	$1,365,785
As of December 31, 2017
Loans	$237,877	$1,056,944	$1,294,821
Less: Reserve for loan losses	(60,989)	(17,500)	(78,489)
Total(3)	$176,888	$1,039,444	$1,216,332
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.7 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status; therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net premiums of $5.5 million and $6.2 million as of March 31, 2018 and December 31, 2017, respectively.

(3)
The Company's recorded investment in loans as of March 31, 2018 and December 31, 2017, including accrued interest of $6.0 million and $5.3 million, respectively, is included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the total amounts exclude $40.7 million and $89.6 million, respectively, of securities that are evaluated for impairment under ASC 320.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of March 31, 2018		As of December 31, 2017
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$842,509	2.52	$713,057	2.72
Corporate/Partnership loans	358,943	2.47	334,364	2.85
Subordinate mortgages	9,686	3.00	9,523	3.00
Total	$1,211,138	2.51	$1,056,944	2.77

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of March 31, 2018
Senior mortgages	$848,509	$—	$61,437	$61,437	$909,946
Corporate/Partnership loans	358,943	—	156,676	156,676	515,619
Subordinate mortgages	9,686	—	—	—	9,686
Total	$1,217,138	$—	$218,113	$218,113	$1,435,251
As of December 31, 2017
Senior mortgages	$719,057	$—	$75,343	$75,343	$794,400
Corporate/Partnership loans	334,364	—	156,534	156,534	490,898
Subordinate mortgages	9,523	—	—	—	9,523
Total	$1,062,944	$—	$231,877	$231,877	$1,294,821
_______________________________________________________________________________

(1)
As of March 31, 2018, the Company had three loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 2.0 to 9.0 years outstanding. As of December 31, 2017, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 1.0 to 9.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, was as follows ($ in thousands)(1):

	As of March 31, 2018			As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$67,437	$67,871	$(40,395)	$81,343	$81,431	$(48,518)
Corporate/Partnership loans	156,676	145,849	(12,471)	156,534	145,849	(12,471)
Total	$224,113	$213,720	$(52,866)	$237,877	$227,280	$(60,989)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Subordinate mortgages	$—	$92	$10,953	$—
Subtotal	—	92	10,953	—
With an allowance recorded:
Senior mortgages	74,390	—	84,194	—
Corporate/Partnership loans	156,605	—	157,224	—
Subtotal	230,995	—	241,418	—
Total:
Senior mortgages	74,390	—	84,194	—
Corporate/Partnership loans	156,605	—	157,224	—
Subordinate mortgages	—	92	10,953	—
Total	$230,995	$92	$252,371	$—

Securities—Other lending investments—securities include the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain (Loss)	Estimated Fair Value	Net Carrying Value
As of March 31, 2018
Available-for-Sale Securities
Municipal debt securities	$21,195	$21,195	$640	$21,835	$21,835
Held-to-Maturity Securities
Debt securities	18,903	18,878	403	19,281	18,878
Total	$40,098	$40,073	$1,043	$41,116	$40,713
As of December 31, 2017
Available-for-Sale Securities
Municipal debt securities	$21,230	$21,230	$1,612	$22,842	$22,842
Held-to-Maturity Securities
Debt securities	66,618	66,734	1,581	68,315	66,734
Total	$87,848	$87,964	$3,193	$91,157	$89,576

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2018, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	18,878	19,281	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	21,195	21,835
Total	$18,878	$19,281	$21,195	$21,835

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended March 31,
	March 31, 2018	December 31, 2017	2018	2017
Real estate equity investments
iStar Net Lease I LLC ("Net Lease Venture")	$132,103	$121,139	$2,084	$981
Safety, Income & Growth Inc. ("SAFE")(1)	146,991	83,868	1,472	—
Marina Palms, LLC ("Marina Palms")(1)	4,670	2,555	1,489	3,117
Other real estate equity investments(1)	126,855	100,061	(1,219)	1,357
Subtotal	410,619	307,623	3,826	5,455
Other strategic investments	12,234	13,618	(494)	247
Total	$422,853	$321,241	$3,332	$5,702
____________________________________________________________

(1)
On January 1, 2018, the Company recorded a step-up in basis to fair value of its retained noncontrolling interest relating to the sale of its Ground Lease business (refer to note 4) and other transactions where the Company sold or contributed real estate to a venture and previously recognized partial gains. Prior to the adoption of ASU 2017-05 (refer to Note 3), the Company was required to recognize gains on only the portion of its interest transferred to third parties and was precluded from recognizing a gain on its retained noncontrolling interest, which was carried at the Company’s historical cost basis.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form the Net Lease Venture to acquire and develop net lease assets and gave a right of first offer to the Net Lease Venture on all new net lease investments. The Company has an equity interest in the Net Lease Venture of approximately 51.9%. This entity is not a VIE and the Company does not have controlling interest due to the substantive participating rights of its partner. The partners plan to contribute up to an aggregate $500 million of equity to acquire and develop net lease assets over time. The Company is responsible for sourcing new opportunities and managing the venture in exchange for a promote and management fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50.0% of any promote payment received based on the 47.5% partner's interest. The Net Lease Venture's investment period was extended from March 31, 2018 to June 30, 2018 during the first quarter 2018.
As of March 31, 2018 and December 31, 2017, the venture's carrying value of total assets was $740.7 million and $658.3 million, respectively. During the three months ended March 31, 2018 and 2017, the Company recorded management fees of $0.6 million and $0.5 million, respectively, from the Net Lease Venture which are included in "Other income" in the Company's consolidated statements of operations.
Safety, Income & Growth Inc.—The Company and two institutional investors capitalized SIGI Acquisition, Inc. ("SIGI") on April 14, 2017 to acquire, manage and capitalize Ground Leases. The Company contributed $55.5 million for an initial 49.1%

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

noncontrolling interest in SIGI and the two institutional investors contributed an aggregate $57.5 million for an initial 50.9% controlling interest in SIGI. A wholly-owned subsidiary of the Company that held the Company's Ground Lease business and assets merged with and into SIGI on April 14, 2017 with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. ("SAFE"). Through this merger and related transactions, the institutional investors acquired a controlling interest in the Company's Ground Lease business. The Company's carrying value of the Ground Lease assets was approximately $161.1 million. Shortly before the Acquisition Transactions, the Company completed the $227.0 million 2017 Secured Financing on its Ground Lease assets (refer to Note 10). The Company received all of the proceeds of the 2017 Secured Financing. The Company received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that the Company contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, the Company deconsolidated the 12 properties and the associated 2017 Secured Financing. The Company accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of the Company's retained interest in SAFE. As a result of the adoption of ASU 2017-05, on January 1, 2018, the Company recorded an increase to retained earnings of $55.5 million, bringing the Company's aggregate gain on the sale of its Ground Lease business to approximately $178.9 million.
On June 27, 2017, SAFE completed its initial public offering (the "Offering") raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to the Company. In addition, the Company paid $18.9 million in organization and offering costs of the up to $25.0 million in organization and offering costs it agreed to pay in connection with the Offering and concurrent private placement. The Company expensed the portion of offering costs that was attributable to other investors in "Other expense" in the Company's consolidated statements of operations and capitalized the portion of offering costs attributable to the Company's ownership interest in "Other investments" on the Company's consolidated balance sheets. Subsequent to the initial public offering, the Company purchased 2.2 million shares of SAFE's common stock for $41.7 million, representing an average cost of $18.67 per share, pursuant to two 10b5-1 plans in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which the Company could buy shares of SAFE's common stock in the open market. As of March 31, 2018, the Company had utilized all of the availability authorized in the 10b5-1 Plans and owned approximately 39.9% of SAFE's common stock outstanding.

In addition, subsequent to SAFE's initial public offering, trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's former Chief Operating Officer and former Chief Financial Officer, purchased 26,000 shares in the aggregate of SAFE's common stock for an aggregate $0.5 million, representing an average cost of $19.20 per share, pursuant to a 10b5-1 plan in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended.
A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee, payable solely in shares of SAFE's common stock, equal to the sum of 1.0% of SAFE's total equity up to $2.5 billion and 0.75% of SAFE's total equity in excess of $2.5 billion. The Company is not entitled to receive any performance or incentive compensation. The Company is also entitled to receive expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has agreed to waive both the management fee and certain of the expense reimbursements through June 30, 2018. For the three months ended March 31, 2018, the Company waived $0.9 million of management fees and $0.4 million of expense reimbursements. The Company has an exclusivity agreement with SAFE pursuant to which it agreed, subject to certain exceptions, that it will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless it has first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan has an initial term of one year and will be used for the renovation of a medical office building in Atlanta, GA. $10.3 million of the loan was funded as of March 31, 2018. The transaction was approved by the Company's and SAFE's independent directors.
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of Great Oaks Multifamily, a to-be-built 301-unit community within the Great Oaks Master Plan of San Jose, CA. The transaction includes a combination of: (i) a newly created Ground Lease and up to a $7.2 million leasehold improvement allowance; and (ii) a $80.5 million leasehold first mortgage. The Company entered into a forward purchase contract with SAFE under which SAFE would acquire the Ground Lease in November 2020 for approximately $34.0 million. The forward purchase contract was approved by the Company's and SAFE's independent directors.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Marina Palms—As of March 31, 2018, the Company owned a 47.5% equity interest in Marina Palms, a 468 unit, two tower residential condominium development in North Miami Beach, Florida. The 234 unit north tower has one unit remaining for sale as of March 31, 2018. The 234 unit south tower has 30 units remaining for sale as of March 31, 2018. This entity is not a VIE and the Company does not have controlling interest due to shared control of the entity with its partner. As of March 31, 2018 and December 31, 2017, the venture's carrying value of total assets was $30.9 million and $32.4 million, respectively.
Other real estate equity investments—As of March 31, 2018, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 20.0% to 95.0%, comprised of investments of $55.9 million in operating properties and $71.0 million in land assets. As of December 31, 2017, the Company's other real estate equity investments included $38.8 million in operating properties and $61.3 million in land assets.
In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest. This entity is a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner. The Company and its partner each made a $7.0 million contribution to the venture and the Company provided financing to the entity in the form of a $27.0 million senior loan commitment, of which $26.0 million and $25.4 million was funded as of March 31, 2018 and December 31, 2017, respectively, and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. During the three months ended March 31, 2018 and 2017, the Company recorded $0.5 million and $0.4 million of interest income, respectively, on the senior loan.

Other strategic investments—As of March 31, 2018 and December 31, 2017, the Company also had investments in real estate related funds and other strategic investments in real estate entities.
Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries, for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Revenues	Expenses	Net Income
For the Three Months Ended March 31, 2018
Marina Palms	$12,315	$(7,873)	$4,442

For the Three Months Ended March 31, 2017
Marina Palms	$23,669	$(14,911)	$8,758

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2018	December 31, 2017
Other receivables(1)	$48,232	$56,369
Intangible assets, net(2)	27,410	27,124
Other assets(3)	23,125	24,490
Restricted cash	20,421	20,045
Leasing costs, net(4)	9,675	9,050
Corporate furniture, fixtures and equipment, net(5)	4,598	4,652
Deferred financing fees, net	1,288	—
Deferred expenses and other assets, net	$134,749	$141,730
_______________________________________________________________________________

(1)	As of March 31, 2018 and December 31, 2017, included $26.0 million of reimbursements receivable related to the construction and development of an operating property.

(2)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $35.1 million and $34.9 million as of March 31, 2018 and December 31, 2017, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.4 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(3)	Other assets primarily includes prepaid expenses and deposits for certain real estate assets.

(4)	Accumulated amortization of leasing costs was $4.6 million and $4.7 million as of March 31, 2018 and December 31, 2017, respectively.

(5)	Accumulated depreciation on corporate furniture, fixtures and equipment was $10.8 million and $10.5 million as of March 31, 2018 and December 31, 2017, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2018	December 31, 2017
Other liabilities(1)	$104,261	$79,015
Accrued expenses(2)	75,995	101,035
Accrued interest payable	29,741	49,933
Intangible liabilities, net(3)	7,877	8,021
Accounts payable, accrued expenses and other liabilities	$217,874	$238,004
_______________________________________________________________________________

(1)
As of March 31, 2018 and December 31, 2017, other liabilities includes $58.0 million and $29.2 million, respectively, related to profit sharing arrangements with developers for certain properties sold. As of March 31, 2018 and December 31, 2017, includes $0.9 million and $1.6 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of March 31, 2018 and December 31, 2017, other liabilities also includes $4.8 million and $6.2 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(2)
As of March 31, 2018 and December 31, 2017, accrued expenses includes $4.2 million and $2.5 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $7.1 million and $7.8 million as of March 31, 2018 and December 31, 2017, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.1 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	March 31, 2018	December 31, 2017
Loan participations payable(1)	$85,621	$102,737
Debt discounts and deferred financing costs, net	(267)	(312)
Total loan participations payable, net	$85,354	$102,425
_______________________________________________________________________________

(1)
As of March 31, 2018, the Company had two loan participations payable with a weighted average interest rate of 6.8%. As of December 31, 2017, the Company had two loan participations payable with a weighted average interest rate of 6.5%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the corresponding loan receivable balances were $85.3 million and $102.3 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	March 31, 2018	December 31, 2017
Secured credit facilities and mortgages:
2015 $325 million Revolving Credit Facility	$—	$325,000	LIBOR + 2.50%	(1)	September 2020
2016 Senior Credit Facility	376,671	399,000	LIBOR + 3.00%	(2)	October 2021
Mortgages collateralized by net lease assets	206,162	208,491	4.102% - 7.26%	(3)	Various through 2026
Total secured credit facilities and mortgages	582,833	932,491
Unsecured notes:
5.00% senior notes(4)	770,000	770,000	5.00%		July 2019
4.625% senior notes(5)	400,000	400,000	4.625%		September 2020
6.50% senior notes(6)	275,000	275,000	6.50%		July 2021
6.00% senior notes(7)	375,000	375,000	6.00%		April 2022
5.25% senior notes(8)	400,000	400,000	5.25%		September 2022
3.125% senior convertible notes(9)	287,500	287,500	3.125%		September 2022
Total unsecured notes	2,507,500	2,507,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,190,333	3,539,991
Debt discounts and deferred financing costs, net	(59,399)	(63,591)
Total debt obligations, net(10)	$3,130,934	$3,476,400
_______________________________________________________________________________

(1)
The loan bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.0% and subject to a margin ranging from 1.25% to 1.75%; or (ii) LIBOR subject to a margin ranging from 2.25% to 2.75%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021.

(2)
The loan bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.0% and subject to a margin of 2.00%; or (ii) LIBOR subject to a margin of 3.00% with a minimum LIBOR rate of 0.75%.

(3)	As of March 31, 2018, the weighted average interest rate of these loans is 5.2%.

(4)	The Company can prepay these senior notes without penalty beginning July 1, 2018.

(5)	The Company can prepay these senior notes without penalty beginning June 15, 2020.

(6)	The Company can prepay these senior notes without penalty beginning July 1, 2020.

(7)	The Company can prepay these senior notes without penalty beginning April 1, 2021.

(8)	The Company can prepay these senior notes without penalty beginning September 15, 2021.

(9)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at a conversion rate of 64.36 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $15.54 per share, at any time prior to the close of business on the business day immediately preceding September 15, 2022. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance in September 2017, the Company valued the debt component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the debt component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of March 31, 2018, the carrying value of the 3.125% Convertible Notes was $258.2 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $24.0 million, net of fees. During the three months ended March 31, 2018, the Company recognized $2.2 million of contractual interest and $1.2 million of discount amortization on the 3.125% Convertible Notes. The effective interest rate was 5.2%.

(10)	The Company capitalized interest relating to development activities of $2.4 million and $2.0 million during the three months ended March 31, 2018 and 2017, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2018, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2018 (remaining nine months)	$—	$—	$—
2019	770,000	1,356	771,356
2020	400,000	—	400,000
2021	275,000	492,552	767,552
2022	1,062,500	58,519	1,121,019
Thereafter	100,000	30,406	130,406
Total principal maturities	2,607,500	582,833	3,190,333
Unamortized discounts and deferred financing costs, net	(52,109)	(7,290)	(59,399)
Total debt obligations, net	$2,555,391	$575,543	$3,130,934

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
2016 Senior Credit Facility—In June 2016, the Company entered into a senior credit facility of $450.0 million (the "2016 Senior Credit Facility"). In August 2016, the Company upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Credit Facility was issued at 99% of par and the upsize was issued at par. In January 2017, the Company repriced the 2016 Senior Credit Facility to LIBOR plus 3.75% with a 1.00% LIBOR floor from LIBOR plus 4.50% with a 1.00% LIBOR floor. In September 2017, the Company reduced, repriced and extended the 2016 Senior Credit Facility to $400.0 million priced at LIBOR plus 3.00% with a 0.75% LIBOR floor and maturing in October 2021. These transactions resulted in an aggregate 1.50% reduction in price.
The 2016 Senior Credit Facility is collateralized 1.25x by a first lien on a fixed pool of assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2016 Senior Credit Facility. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The Company may also make optional prepayments, subject to prepayment fees, and is required to repay 0.25% of the principal amount on the first business day of each quarter.
During the three months ended March 31, 2018, repayments of the 2016 Senior Credit Facility resulted in losses on early extinguishment of debt of $0.4 million.
2015 Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). In September 2017, the Company upsized the 2015 Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. This facility is secured by a pledge of the equity interest in a pool of assets which provide asset value coverage for borrowings under the facility. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

An undrawn credit facility commitment fee ranges from 0.30% to 0.50%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021. During the three months ended March 31, 2018, the Company repaid from cash on hand the $325.0 million outstanding on the 2015 Revolving Credit Facility and as of March 31, 2018, based on the Company's borrowing base of assets, the Company had $325.0 million of borrowing capacity available under the 2015 Revolving Credit Facility.
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

Collateral Assets—The carrying value of the Company's assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	March 31, 2018		December 31, 2017
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$790,545	$511,598	$795,321	$486,710
Real estate available and held for sale	—	41,857	20,069	48,519
Land and development, net	25,100	656,310	25,100	835,211
Loans receivable and other lending investments, net(2)(3)	185,161	1,146,571	194,529	1,021,340
Other investments	—	422,853	—	321,241
Cash and other assets	—	601,322	—	898,252
Total	$1,000,806	$3,380,511	$1,035,019	$3,611,273
_______________________________________________________________________________

(1)
The 2016 Senior Credit Facility and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions).

(2)	As of March 31, 2018 and December 31, 2017, the amounts presented exclude general reserves for loan losses of $16.6 million and $17.5 million, respectively.

(3)	As of March 31, 2018 and December 31, 2017, the amounts presented exclude loan participations of $85.3 million and $102.3 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis the Company's consolidated fixed charge coverage ratio, determined in accordance with the indentures governing the Company's debt securities, is 1.5x or lower. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. If the Company's ability to incur additional indebtedness under the fixed charge coverage ratio is limited, the Company is permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's 2016 Senior Credit Facility and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Credit Facility requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires the Company to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, the Company has the option to pay down outstanding borrowings or substitute assets in the borrowing base. In addition, for so long as the Company maintains its qualification as a REIT, the 2016 Senior Credit Facility and the 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative net operating loss ("NOL") carryforwards). The Company may not pay common dividends if it ceases to qualify as a REIT.

The Company's 2016 Senior Credit Facility and the 2015 Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.
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

As of March 31, 2018, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$436,639	$10,630	$24,587	$471,856
Strategic Investments	—	—	9,427	9,427
Total	$436,639	$10,630	$34,014	$481,283
_______________________________________________________________________________

(1)	Excludes $83.7 million of commitments on loan participations sold that are not the obligation of the Company.

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including foreclosure-related proceedings. In addition to such matters, the Company is a party to the following legal proceeding:
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (United States District Court for the District of Maryland, Civil Action No. DKC 08-1863)
On December 4, 2017, the U.S. Supreme Court issued an order denying Lennar’s petition for a writ of certiorari in this matter. The amount of attorneys’ fees and costs to be recovered by the Company will be determined through further proceedings before the District Court. The Company has applied for attorney’s fees in excess of $17.0 million. A hearing on the Company’s application for attorney’s fees has not yet been scheduled. Please refer to the Company's 2017 Annual Report for a more complete description of this matter.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 12—Derivatives
The Company's use of derivative financial instruments has historically been limited to the utilization of interest rate swaps, interest rate caps and foreign exchange contracts. The principal objective of such financial instruments is to minimize the risks and/or costs associated with the Company's operating and financial structure and to manage its exposure to interest rates and foreign exchange rates. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet the strict hedge accounting requirements.
The Company did not directly own any derivative financial instruments as of March 31, 2018 and December 31, 2017. The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
For the Three Months Ended March 31, 2018
Interest rate swaps	Earnings from equity method investments	2,351	(9)	N/A
For the Three Months Ended March 31, 2017
Interest rate cap	Earnings from equity method investments	(5)	(5)	N/A
Interest rate swaps	Interest Expense	467	(30)	N/A
Interest rate swap	Earnings from equity method investments	78	(87)	N/A
Foreign exchange contracts	Earnings from equity method investments	(299)	—	N/A

		Amount of Gain (Loss) Recognized in Income For the Three Months Ended March 31, 2017
	Location of Gain (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
Interest rate cap	Other Expense	$47
Foreign exchange contracts	Other Expense	(125)
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of March 31, 2018 and December 31, 2017:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)(4)	Rate per Annum	Equivalent to Fixed Annual Rate (per share)	Carrying Value (in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
J (convertible)(4)	4,000	0.001	50.00	4.50%	2.25	193,510
	16,200					$476,000
________________________________________

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

(2)
The Company declared and paid dividends of $2.0 million, $1.5 million and $2.3 million on its Series D, G and I Cumulative Redeemable Preferred Stock during the three months ended March 31, 2018 and 2017, respectively. The Company declared and paid dividends of $2.3 million on its Series J Convertible Perpetual Preferred Stock during the three months ended March 31, 2018 and 2017. The Company declared and paid dividends of $2.8 million and $2.0 million on its Series E and F Cumulative Redeemable Preferred Stock, respectively, during the three months ended March 31, 2017. The Company redeemed all of its issued and outstanding Series E and F Cumulative Redeemable Preferred Stock in October 2017. The character of the 2017 dividends was 100% capital gain distribution, of which 27.90% represented unrecaptured section 1250 gain and 72.10% represented long term capital gain. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2016, the Company had $948.8 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2036 if unused. The Company estimates that the amount of NOL carryforwards as of December 31, 2017 will be approximately $588 million; however, the actual NOL carryforward as of December 31, 2017 will be determined upon filing the Company's 2017 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Credit Facility and the 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards), as long as the Company maintains its REIT qualification. The 2016 Senior Credit Facility and 2015 Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any common stock dividends for the three months ended March 31, 2018 and 2017.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2018, the Company repurchased 0.8 million

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

shares of its outstanding common stock for $8.3 million, representing an average cost of $10.22 per share. As of March 31, 2018, the Company had remaining authorization to repurchase up to $41.7 million of common stock under its stock repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March 31, 2018	December 31, 2017
Unrealized gains on available-for-sale securities	$640	$1,335
Unrealized gains on cash flow hedges	3,068	707
Unrealized losses on cumulative translation adjustment	(4,633)	(4,524)
Accumulated other comprehensive income	$(925)	$(2,482)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the effect of performance incentive plans (see below), of $9.1 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively, in "General and administrative" in the Company's consolidated statements of operations.
Performance Incentive Plans—The Company's Performance Incentive Plan ("iPIP") is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plan. The fair value of points is determined using a model that forecasts the Company's projected investment performance. iPIP is a liability-classified award, which will be remeasured each reporting period at fair value until the awards are settled. The following is a summary of the status of the Company’s iPIP points and changes during the three months ended March 31, 2018 and the year ended December 31, 2017.

	Three Months Ended March 31, 2018			Year Ended December 31, 2017
	iPIP Investment Pool			iPIP Investment Pool
	2013-2014	2015-2016	2017-2018	2013-2014	2015-2016	2017-2018
Points at beginning of period	86.57	84.16	40.97	92.00	74.10	0
Granted	0.50	0	49.08	5.00	17.88	41.68
Forfeited	(0.15)	(0.89)	(4.56)	(10.43)	(7.82)	(0.71)
Points at end of period	86.92	83.27	85.49	86.57	84.16	40.97
During the three months ended March 31, 2018, the Company made initial distributions to participants in the 2013-2014 investment pool following a determination that, as of December 31, 2017, the Company had realized a return of all invested capital in the assets included in the 2013-2014 investment pool, together with a return based on leverage and a preferred return hurdle of 9.0%. After the amount distributable to participants was reduced based on the Company's total shareholder return in accordance with the provisions of the iPIP, iPIP participants received total distributions in the amount of $13.6 million as compensation, comprised of $6.8 million in cash and 595,869 shares of the Company's common stock, with a fair value of $6.8 million or $11.41 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 328,074 shares of the Company's common stock were issued. As of March 31, 2018 and December 31, 2017, the Company had accrued compensation costs relating to iPIP of $32.2 million and $38.1 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2018, an aggregate of 2.7 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Share Issuances—During the three months ended March 31, 2018, the Company granted 213,609 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 135,503 shares were issued net of required, statutory minimum tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.
Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the three months ended March 31, 2018 and the year ended December 31, 2017, are as follows (in thousands):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Nonvested at beginning of period	282	290
Granted	264	116
Vested	(20)	(75)
Forfeited	(40)	(49)
Nonvested at end of period	486	282

As of March 31, 2018, there was $3.5 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 2.2 years.
Directors' Awards—As of March 31, 2018, a combined total of 226,182 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $2.3 million.

401(k) Plan—The Company made gross contributions of $0.7 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

Note 15—Earnings Per Share

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted Earnings per share ("EPS") calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2018	2017
Income (loss) from continuing operations	$17,980	$(28,248)
Income from sales of real estate	17,048	8,110
Net (income) loss attributable to noncontrolling interests	(95)	1,100
Preferred dividends	(8,124)	(12,830)
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders for basic earnings per common share(1)	$26,809	$(31,868)
Add: Effect of Series J convertible perpetual preferred stock	2,250	—
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders for diluted earnings per common share(1)	$29,059	$(31,868)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$26,809	$(31,868)
Income from discontinued operations	—	4,766
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$26,809	$(27,102)

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$29,059	$(31,868)
Income from discontinued operations	—	4,766
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$29,059	$(27,102)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	67,913	72,065
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	122	—
Add: Effect of series J convertible perpetual preferred stock	15,635	—
Weighted average common shares outstanding for diluted earnings per common share	83,670	72,065

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$0.39	$(0.44)
Income from discontinued operations	—	0.06
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$0.39	$(0.38)

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$0.35	$(0.44)
Income from discontinued operations	—	0.06
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$0.35	$(0.38)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1):

	For the Three Months Ended March 31,
	2018	2017
Series J convertible perpetual preferred stock	—	15,635
Joint venture shares	—	298
_______________________________________________________________________________

(1)
For the three months ended March 31, 2017, the effect of the Company's Series J convertible preferred stock, unvested Units, performance-based Units, CSEs and restricted stock awards were anti-dilutive due to the Company having a net loss for the period. The Company will settle conversions of the 3.125% Convertible Notes by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the three months ended March 31, 2018 and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2018
Recurring basis:
Available-for-sale securities(1)	$21,835	$—	$—	$21,835
Non-recurring basis:
Impaired real estate available and held for sale(2)	6,041	—	—	6,041

As of December 31, 2017
Recurring basis:
Available-for-sale securities(1)	$22,842	$—	$—	$22,842
Non-recurring basis:
Impaired real estate(3)	12,400	—	—	12,400
Impaired real estate available and held for sale(4)	800	—	—	800
Impaired land and development(5)	21,400	—	—	21,400
____________________________________________________________

(1)	The fair value of the Company's available-for-sale securities are based upon unadjusted third-party broker quotes and are classified as Level 3.

(2)
The Company recorded an impairment on a residential real estate asset available and held for sale with a fair value of $6.0 million due to impending contracts to sell the remaining four condominium units at the property.

(3)	The Company recorded an impairment on a real estate asset with a fair value of $12.4 million based on market comparable sales.

(4)	The Company recorded an impairment on a residential real estate asset available and held for sale based on market comparable sales.

(5)	The Company recorded an impairment on a land and development asset with a fair value of $21.4 million based on a discount rate of 6% and a 10 year holding period.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the three months ended March 31, 2018 and 2017 ($ in thousands):

	2018	2017
Beginning balance	$22,842	$21,666
Repayments	(36)	(10)
Unrealized gains recorded in other comprehensive income	(971)	(17)
Ending balance	$21,835	$21,639
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.4 billion and $3.3 billion, respectively, as of March 31, 2018 and $1.3 billion and $3.7 billion, respectively, as of December 31, 2017. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, is included in the fair value hierarchy table above.
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
The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended March 31, 2018:
Operating lease income	$—	$29,727	$15,817	$255	$—	$45,799
Interest income	26,697	—	—	—	—	26,697
Other income	384	1,049	12,144	471	1,272	15,320
Land development revenue	—	—	—	276,429	—	276,429
Earnings (losses) from equity method investments	—	3,556	(1,275)	1,545	(494)	3,332
Income from sales of real estate	—	414	16,634	—	—	17,048
Total revenue and other earnings	27,081	34,746	43,320	278,700	778	384,625
Real estate expense	—	(3,948)	(21,626)	(10,606)	—	(36,180)
Land development cost of sales	—	—	—	(223,407)	—	(223,407)
Other expense	(400)	—	—	—	(766)	(1,166)
Allocated interest expense	(11,765)	(14,201)	(5,528)	(6,473)	(7,215)	(45,182)
Allocated general and administrative(2)	(3,969)	(4,586)	(2,043)	(3,805)	(5,320)	(19,723)
Segment profit (loss)(3)	$10,947	$12,011	$14,123	$34,409	$(12,523)	$58,967
Other significant items:
Recovery of loan losses	$(855)	$—	$—	$—	$—	$(855)
Impairment of assets	—	—	4,100	—	—	4,100
Depreciation and amortization	—	6,309	3,926	515	360	11,110
Capitalized expenditures	—	478	7,700	31,447	—	39,625

Three Months Ended March 31, 2017:
Operating lease income	$—	$31,252	$15,989	$106	$—	$47,347
Interest income	29,058	—	—	—	—	29,058
Other income	76	506	10,355	386	541	11,864
Land development revenue	—	—	—	20,050	—	20,050
Earnings from equity method investments	—	981	632	3,842	247	5,702
Income from discontinued operations	—	4,766	—	—	—	4,766
Income from sales of real estate	—	6,212	1,898	—	—	8,110
Total revenue and other earnings	29,134	43,717	28,874	24,384	788	126,897
Real estate expense	—	(4,575)	(21,518)	(9,497)	—	(35,590)
Land development cost of sales	—	—	—	(15,910)	—	(15,910)
Other expense	(605)	—	—	—	(1,264)	(1,869)
Allocated interest expense	(11,888)	(15,735)	(5,606)	(8,118)	(9,798)	(51,145)
Allocated general and administrative(2)	(3,596)	(4,642)	(1,755)	(3,926)	(5,373)	(19,292)
Segment profit (loss)(3)	$13,045	$18,765	$(5)	$(13,067)	$(15,647)	$3,091

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Other significant items:
Recovery of loan losses	$(4,928)	$—	$—	$—	$—	$(4,928)
Impairment of assets	—	—	4,413	—	—	4,413
Depreciation and amortization	—	7,641	4,039	270	330	12,280
Capitalized expenditures	—	771	8,210	26,592	—	35,573

As of March 31, 2018
Real estate
Real estate, net	$—	$808,438	$493,705	$—	$—	$1,302,143
Real estate available and held for sale	—	—	41,857	—	—	41,857
Total real estate	—	808,438	535,562	—	—	1,344,000
Land and development, net	—	—	—	681,410	—	681,410
Loans receivable and other lending investments, net	1,400,474	—	—	—	—	1,400,474
Other investments	—	279,094	55,929	75,596	12,234	422,853
Total portfolio assets	$1,400,474	$1,087,532	$591,491	$757,006	$12,234	3,848,737
Cash and other assets						601,322
Total assets						$4,450,059

As of December 31, 2017
Real estate
Real estate, net	$—	$815,783	$466,248	$—	$—	$1,282,031
Real estate available and held for sale	—	—	68,588	—	—	68,588
Total real estate	—	815,783	534,836	—	—	1,350,619
Land and development, net	—	—	—	860,311	—	860,311
Loans receivable and other lending investments, net	1,300,655	—	—	—	—	1,300,655
Other investments	—	205,007	38,761	63,855	13,618	321,241
Total portfolio assets	$1,300,655	$1,020,790	$573,597	$924,166	$13,618	3,832,826
Cash and other assets						898,252
Total assets						$4,731,078
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

(2)	General and administrative excludes stock-based compensation expense of $9.1 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended March 31,
	2018	2017
Segment profit	$58,967	$3,091
Add: Recovery of loan losses	855	4,928
Less: Impairment of assets	(4,100)	(4,413)
Less: Stock-based compensation expense	(9,091)	(5,881)
Less: Depreciation and amortization	(11,110)	(12,280)
Less: Income tax expense	(121)	(607)
Less: Loss on early extinguishment of debt, net	(372)	(210)
Net income (loss)	$35,028	$(15,372)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2017 Annual Report, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2017 Annual Report. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.
Introduction
iStar Inc. ("iStar") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. We also provide management services for our ground lease ("Ground Lease") and net lease equity method investments. We have invested more than $35 billion over the past two decades and are structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. Our primary business segments are real estate finance, net lease, operating properties and land and development.
Executive Overview

We continue to focus on our net lease and real estate finance businesses to find selective investment opportunities in these core businesses. We also continue to make significant progress in monetizing our commercial and residential operating properties as well as our land portfolio. In our continuing effort to find untapped investment opportunities in real estate, in 2017 we conceived and ultimately launched Safety, Income & Growth Inc. ("SAFE"), a new, publicly traded REIT focused exclusively on the Ground Lease asset class.
Operating Results
During the three months ended March 31, 2018, all of our business segments contributed positively to our earnings. We sold two land parcels totaling 93 acres in San Jose, CA and San Pedro, CA, generating approximately $253.4 million in gross proceeds and $48.3 million in profit. We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our land and development assets in order to maximize their value. We intend to continue these efforts, with the objective of increasing the contribution of these assets to our earnings in the future. Furthermore, we have sold and expect to continue to opportunistically sell operating assets and land in order to generate cash proceeds to reinvest into real estate finance and net lease assets, and in active development projects. For the three months ended March 31, 2018, we recorded net income allocable to common shareholders of $26.8 million, compared to a net loss of $27.1 million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the three months ended March 31, 2018 was $132.3 million, compared to $(11.8) million during the same period in the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income).

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

As of March 31, 2018, we had $366.7 million of cash which we expect to use primarily to fund future investment activities. In addition, we have additional borrowing capacity under the 2015 Revolving Credit Facility (refer to Note 10) of $325.0 million at March 31, 2018.
Portfolio Overview

As of March 31, 2018, based on carrying values exclusive of accumulated depreciation and general loan loss reserves, our total investment portfolio has the following characteristics:

As of March 31, 2018, based on carrying values exclusive of accumulated depreciation and general loan loss reserves, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Land and Development	$166,894	$—	$—	$764,845	$931,739	21.9%
Office / Industrial	55,266	682,759	119,694	—	857,719	20.3%
Entertainment / Leisure	—	489,394	—	—	489,394	11.6%
Mixed Use / Mixed Collateral	299,374	—	230,336	—	529,710	12.5%
Hotel	326,923	—	104,745	—	431,668	10.2%
Condominium	340,189	—	40,911	—	381,100	9.0%
Retail	24,907	57,348	140,795	—	223,050	5.3%
Other Property Types	203,521	—	14,637	—	218,158	5.2%
Ground Leases	—	155,912	—	—	155,912	3.7%
Strategic Investments	—	—	—	—	12,234	0.3%
Total	$1,417,074	$1,385,413	$651,118	$764,845	$4,230,684	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$705,993	$426,371	$74,617	$271,387	$1,478,368	34.9%
West	186,496	287,778	66,730	195,920	736,924	17.4%
Southeast	232,553	266,670	140,429	108,106	747,758	17.7%
Southwest	103,881	162,701	250,339	28,952	545,873	12.9%
Central	162,420	79,327	84,898	31,500	358,145	8.5%
Mid-Atlantic	—	159,703	34,105	128,980	322,788	7.6%
Various(1)	25,731	2,863	—	—	28,594	0.7%
Strategic Investments(1)	—	—	—	—	12,234	0.3%
Total	$1,417,074	$1,385,413	$651,118	$764,845	$4,230,684	100.0%
_______________________________________________________________________________
(1)Combined, strategic investments and the various category include $9.0 million of international assets.
Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of March 31, 2018, our real estate finance portfolio, including securities, totaled $1.4 billion, exclusive of general loan loss reserves. The portfolio included $1.2 billion of performing loans with a weighted average maturity of 1.3 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	March 31, 2018
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	44	$1,205,114	$(16,600)	$1,188,514	87.4%	1.4%
Non-performing loans	4	224,113	(52,866)	171,247	12.6%	23.6%
Total	48	$1,429,227	$(69,466)	$1,359,761	100.0%	4.9%

	December 31, 2017
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	36	$1,051,691	$(17,500)	$1,034,191	85.4%	1.7%
Non-performing loans	5	237,877	(60,989)	176,888	14.6%	25.6%
Total	41	$1,289,568	$(78,489)	$1,211,079	100.0%	6.1%

Performing Loans—The table below summarizes our performing loans exclusive of reserves ($ in thousands):

	March 31, 2018	December 31, 2017
Senior mortgages	$839,045	$709,809
Corporate/Partnership loans	356,412	332,387
Subordinate mortgages	9,657	9,495
Total	$1,205,114	$1,051,691

Weighted average LTV	60%	67%
Yield	9.4%	9.8%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2018, we had non-performing loans with an aggregate carrying value of $171.2 million compared to non-performing loans with an aggregate carrying value of $176.9 million as of December 31, 2017. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $69.5 million as of March 31, 2018, or 4.9% of total loans, compared to $78.5 million or 6.1% as of December 31, 2017. For the three months ended March 31, 2018, the recovery of loan losses included a reduction in the general reserve of $0.9 million due to an overall improvement in the risk ratings. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2018, asset-specific reserves decreased to $52.9 million compared to $61.0 million as of December 31, 2017.

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

The general reserve decreased to $16.6 million or 1.4% of performing loans as of March 31, 2018, compared to $17.5 million or 1.7% of performing loans as of December 31, 2017. The decrease was primarily attributable to an overall improvement in the risk ratings.

Net Lease

Our net lease business seeks to create stable cash flows through long-term net leases primarily to single tenants on our properties. We target mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. We invest in new net lease investments primarily through our Net Lease Venture, in which we hold a 51.9% interest. The Net Lease Venture has a right of first offer on any new net lease investments that we source. The Net Lease Venture's investment period was extended from March 31, 2018 to June 30, 2018 during the first quarter 2018. The term of the Net Lease Venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of us and our partner.

In April 2017, institutional investors acquired a controlling interest in our Ground Lease business through the merger of one of our subsidiaries and related transactions (the "Acquisition Transactions"). Our Ground Lease business was a component of our net lease segment and consisted of 12 properties subject to long-term net leases including seven Ground Leases and one master lease (covering five properties). As a result of the Acquisition Transactions, we: (i) recognized a gain of approximately $178.9 million; (ii) deconsolidated the 12 properties and the associated 2017 Secured Financing; and (iii) account for our investment in SAFE as an equity method investment (refer to Note 7).
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
As of March 31, 2018, our wholly-owned net lease portfolio totaled $1.1 billion exclusive of $298.0 million of accumulated depreciation. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and the Net Lease Venture, totaled $1.39 billion. The table below provides certain statistics for our net lease portfolio.

	Wholly-owned Real Estate	SAFE		Net Lease Venture
Ownership %	100.0%	39.9%		51.9%
Net book value (millions)	$808	$577	(1)	$659	(1)
Accumulated depreciation (millions)	298	10		53
Gross carrying value (millions)	$1,106	$587		$712

Occupancy	98.2%	100.0%		100.0%
Square footage (thousands)	11,305	1,793		5,364
Weighted average lease term (years)	13.8	72.0		18.8
Weighted average yield	8.9%	8.1%	(2)	9.0%	(2)
_______________________________________________________________________________
(1)Net book value represents the net book value of real estate and real estate-related intangibles.
(2)Represents the annualized asset yield.

Operating Properties

As of March 31, 2018, our operating property portfolio, including equity method investments, totaled $651.1 million, exclusive of $59.6 million of accumulated depreciation, and was comprised of $610.2 million of commercial and $40.9 million of residential real estate properties.

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

The table below provides certain statistics for our commercial operating property portfolio.

	Commercial Operating Property Statistics
($ in millions)
	Stabilized Operating(1)		Transitional Operating(1)		Total
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Gross carrying value ($mm)(2)	$443	$427	$167	$153	$610	$580
Occupancy(3)	85%	85%	56%	61%	80%	78%
Yield	7.8%	6.0%	4.3%	3.7%	6.9%	5.5%
______________________________________________________________

(1)
Stabilized commercial properties generally have occupancy levels above 80% and/or generate yields resulting in a sufficient return based upon the properties’ risk profiles. Transitional commercial properties are generally those properties that do not meet these criteria.

(2)	Gross carrying value represents carrying value exclusive of accumulated depreciation.

(3)	Occupancy is as of March 31, 2018 and December 31, 2017.

Residential Operating Properties

As of March 31, 2018, our residential operating portfolio is comprised of condominium units generally located within luxury projects in major U.S. cities. The table below provides certain statistics for our residential operating property portfolio (excluding fractional units).

Residential Operating Property Statistics
($ in millions)
	Three Months Ended March 31,
	2018	2017
Condominium units sold	3	7
Proceeds	$7.1	$10.2
Income from sales of real estate	$1.2	$1.9

Land and Development

As of March 31, 2018, our land and development portfolio, exclusive of accumulated depreciation and including equity method investments, totaled $764.8 million, with six projects in production, seven in development and 13 in the pre-development phase. These projects are collectively entitled for approximately 10,800 lots and units. The following tables present certain statistics for our land and development portfolio.

Land and Development Portfolio Rollforward
(in millions)
	Three Months Ended March 31,
	2018	2017
Beginning balance(1)	$860.3	$945.5
Asset sales(2)	(186.9)	(15.3)
Asset transfers in (out)(3)	(21.3)	—
Capital expenditures	31.4	26.6
Other	(2.1)	(1.6)
Ending balance(1)	$681.4	$955.2
_______________________________________________________________________
(1)As of March 31, 2018 and December 31, 2017, excludes $75.6 million and $63.9 million, respectively, of equity method investments.

(2)
Represents gross book value of the assets sold, rather than proceeds received. During the three months ended March 31, 2018, we received approximately $253.4 million in gross proceeds in connection with the sale of two land parcels totaling 93 acres in San Jose, CA and San Pedro, CA.

(3)Assets transferred into land and development segment or out to another segment.

Land and Development Statistics
(in millions)
	Three Months Ended March 31,
	2018	2017
Land development revenue	$276.4	$20.1
Land development cost of sales	223.4	15.9
Gross profit	$53.0	$4.2
Earnings from land and development equity method investments	1.5	3.8
Total	$54.5	$8.0

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Operating lease income	$45,799	$47,347	$(1,548)	(3)%
Interest income	26,697	29,058	(2,361)	(8)%
Other income	15,320	11,864	3,456	29%
Land development revenue	276,429	20,050	256,379	>100%
Total revenue	364,245	108,319	255,926	>100%
Interest expense	45,182	51,145	(5,963)	(12)%
Real estate expense	36,180	35,590	590	2%
Land development cost of sales	223,407	15,910	207,497	>100%
Depreciation and amortization	11,110	12,280	(1,170)	(10)%
General and administrative	28,814	25,173	3,641	14%
Recovery of loan losses	(855)	(4,928)	4,073	(83)%
Impairment of assets	4,100	4,413	(313)	(7)%
Other expense	1,166	1,869	(703)	(38)%
Total costs and expenses	349,104	141,452	207,652	>100%
Loss on early extinguishment of debt, net	(372)	(210)	(162)	77%
Earnings from equity method investments	3,332	5,702	(2,370)	(42)%
Income tax expense	(121)	(607)	486	(80)%
Income from discontinued operations	—	4,766	(4,766)	(100)%
Income from sales of real estate	17,048	8,110	8,938	>100%
Net income (loss)	$35,028	$(15,372)	$50,400	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $1.5 million, or 3.3%, to $45.8 million during the three months ended March 31, 2018 from $47.3 million for the same period in 2017. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended March 31,
	2018	2017	Change	Reason for Change
Net Lease	$29.7	$31.2	$(1.5)	Sale of net lease assets, partially offset by the execution of new leases.
Operating Properties	15.8	16.0	(0.2)	Modification of leases from base rent to percentage rent.
Land and Development	0.3	0.1	0.2	Increase in operating lease income at one of our land and development properties.
Total	$45.8	$47.3	$(1.5)

The following table shows certain same store statistics for our Net Lease and Operating Properties segments. Same store assets are defined as assets we owned on or prior to January 1, 2017 and were in service through March 31, 2018 (Operating lease income in millions).

	Three Months Ended March 31,
	2018	2017
Operating lease income
Net Lease	$29.0	$27.6
Operating Properties	$13.4	$13.1

Rent per square foot
Net Lease	$10.47	$9.78
Operating Properties	$34.37	$34.12

Occupancy(1)
Net Lease	98.2%	97.9%
Operating Properties	80.3%	79.4%
______________________________________________________________

(1)	Occupancy is as of March 31, 2018 and 2017.

Interest income decreased $2.4 million, or 8.1%, to $26.7 million during the three months ended March 31, 2018 from $29.1 million for the same period in 2017. The decrease was due primarily to a decrease in the average balance of our performing loans, which decreased to $1.14 billion in 2018 from $1.28 billion in 2017. The weighted average yield on our performing loans increased to 9.4% for the three months ended March 31, 2018 from 9.2% for the same period in 2017.
Other income increased $3.4 million, or 29.1%, to $15.3 million during the three months ended March 31, 2018 from $11.9 million for the same period in 2017. Other income during the three months ended March 31, 2018 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and interest income on our cash. Other income during the three months ended March 31, 2017 consisted of primarily of income from our hotel properties and other ancillary income from our operating properties. The increase in 2018 was related primarily to an increase in income from our hotel properties and an increase in interest income earned on our cash.
Land development revenue and cost of sales—During the three months ended March 31, 2018, we sold land parcels and residential lots and units and recognized land development revenue of $276.4 million which had associated cost of sales of $223.4 million, representing a $53.0 million gross profit. During the three months ended March 31, 2017, we sold residential lots and units and recognized land development revenue of $20.1 million which had associated cost of sales of $15.9 million, representing a $4.2 million gross profit. The increase in 2018 was primarily the result of two bulk land parcel sales.
Costs and expenses—Interest expense decreased $5.9 million, or 11.7%, to $45.2 million during the three months ended March 31, 2018 from $51.1 million for the same period in 2017 due to a decrease in the balance of our average outstanding debt and lower average borrowing costs, which decreased to $3.47 billion for the three months ended March 31, 2018 from $3.63 billion for the same period in 2017. Our weighted average cost of debt for the three months ended March 31, 2018 and 2017 was 5.4% and 5.9%, respectively.
Real estate expenses increased $0.6 million, or 1.7%, to $36.2 million during the three months ended March 31, 2018 from $35.6 million for the same period in 2017. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended March 31,
	2018	2017	Change	Reason for Change
Net Lease	$3.9	$4.6	$(0.7)	Sale of net lease assets.
Operating Properties	21.7	21.5	0.2	Slight increase in bad debt expense at one of our operating properties.
Land and Development	10.6	9.5	1.1	Increase in marketing and other costs at one of our land and development properties.
Total	$36.2	$35.6	$0.6

Depreciation and amortization decreased $1.2 million, or 9.5%, to $11.1 million during the three months ended March 31, 2018 from $12.3 million for the same period in 2017, primarily due to the sale of net lease and commercial operating properties in since April 1, 2017.
General and administrative expenses increased $3.6 million, or 14.5%, to $28.8 million during the three months ended March 31, 2018 from $25.2 million for the same period in 2017. The following table summarizes our general and administrative expenses for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018		2017	Change
Payroll and related costs(1)	$15.3		$14.5	$0.8
Performance Incentive Plans(2)	7.9	5.0	5.0	2.9
Public company costs	1.5		1.8	(0.3)
Occupancy costs	1.3		1.3	—
Other	2.8		2.6	0.2
Total	$28.8		$25.2	$3.6
____________________________________________________

(1)	Increase primarily relates to severance related costs.

(2)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. Such amounts may increase or decrease over time until the awards are settled. Please refer to Note 14 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The net recovery of loan losses was $0.9 million during the three months ended March 31, 2018 as compared to a net recovery of loan losses of $4.9 million for the same period in 2017. The recovery of loan losses for the three months ended March 31, 2018 and 2017 was due to a reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio.
Impairment of assets was $4.1 million during the three months ended March 31, 2018 and resulted from an impairment on a real estate asset held for sale due to impending contracts to sell the remaining four condominium units at the property. During the three months ended March 31, 2017 we recorded an aggregate impairment of $4.4 million resulting from shifting demand in the local condominium market along with a change in our exit strategy on a real estate asset held for sale.
Other expense decreased to $1.2 million during the three months ended March 31, 2018 from $1.9 million for the same period in 2017. The decrease was primarily the result of costs incurred in connection with the repricing of our 2016 Senior Credit Facility during the three months ended March 31, 2017 (refer to Note 10).
Loss on early extinguishment of debt, net—During the three months ended March 31, 2018 and 2017, we incurred losses on early extinguishment of debt of $0.4 million and $0.2 million, respectively, resulting from repayments of our 2016 Senior Credit Facility.
Earnings from equity method investments—Earnings from equity method investments decreased $2.4 million, or 41.6%, to $3.3 million during the three months ended March 31, 2018 from $5.7 million for the same period in 2017. During the three months ended March 31, 2018, we recognized $2.1 million related to operations at our Net Lease Venture, $1.5 million from our equity method investment in SAFE and $0.3 million was aggregate losses from our remaining equity method investments. During the three months ended March 31, 2017, we recognized $3.1 million related to sales activity on a land development venture, $1.0 million related to operations at our Net Lease Venture and $1.6 million was aggregate income from our remaining equity method investments.
Income tax expense—Income tax expense of $0.1 million was recorded during the three months ended March 31, 2018 as compared to $0.6 million for the same period in 2017. The income tax expense for the three months ended March 31, 2018 and 2017 primarily related to state margins taxes and other minimum state franchise taxes.

Discontinued Operations—In April 2017, institutional investors acquired a controlling interest in our Ground Lease business through the merger of one of our subsidiaries and related transactions. We received total consideration of $340.0 million, including $113.0 million in cash, including $55.5 million that we contributed to SAFE in its initial capitalization, and the proceeds from the $227.0 million 2017 Secured Financing (refer to Note 10). Income from discontinued operations represents the operating results from the 12 properties comprising our Ground Lease business.

Income from sales of real estate—Income from sales of real estate increased to $17.0 million during the three months ended March 31, 2018 from $8.1 million for the same period in 2017. The following table presents our income from sales of real estate by segment ($ in millions).

	Three Months Ended March 31,
	2018	2017
Net Lease	$0.4	$6.2
Operating Properties	16.6	1.9
Total	$17.0	$8.1

Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income is used internally as a supplemental performance measure adjusting for certain non-cash GAAP measures to give management a view of income more directly derived from current period activity. Adjusted income is calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense, the non-cash portion of gain (loss) on early extinguishment of debt and is adjusted for the effect of gains or losses on charge-offs and dispositions on carrying value gross of loan loss reserves and impairments ("Adjusted Income"). In the third quarter 2017, we modified our presentation of Adjusted Income to exclude the effect of the amount of the liquidation preference that was recorded as a premium above book value on the redemption of preferred stock and the imputed non-cash interest expense recognized for the conversion feature of our senior convertible notes (refer to Note 10). Adjusted Income includes the impact to retained earnings (income that would have been recognized in prior periods had the accounting standards been effective during those prior periods) resulting from the adoption of new accounting standards on January 1, 2018 (refer to Note 3).

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

	For the Three Months Ended March 31,
	2018		2017
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$26,809		$(27,102)
Add: Depreciation and amortization(1)	20,069		15,052
Less: Recovery of loan losses	(855)		(4,928)
Add: Impairment of assets	4,100		4,413
Add: Stock-based compensation expense	9,091		5,881
Add: Loss on early extinguishment of debt, net	372		210
Add: Non-cash interest expense on senior convertible notes	1,160	—	—
Add: Impact from adoption of new accounting standards(2)	75,869		—
Less: Losses on charge-offs and dispositions(3)	(4,307)		(5,316)
Adjusted income (loss) allocable to common shareholders	$132,308		$(11,790)
______________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments (including from the adoption of ASU 2017-05) and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)	Represents an increase to retained earnings on January 1, 2018 upon the adoption of ASU 2017-05 (refer to Note 3).

(3)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not Adjusted Income.

Liquidity and Capital Resources

During the three months ended March 31, 2018, we invested $253.5 million associated with new investments, prior financing commitments and ongoing development during the quarter. Total investments included $171.4 million in lending and other investments, $33.7 million to develop our land and development assets, $36.2 million to invest in net lease assets and $12.2 million of capital to reposition or redevelop our operating properties. Also during the three months ended March 31, 2018, we generated $439.2 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $132.5 million from real estate finance, $46.6 million from operating properties, $18.9 million from net lease assets, $240.4 million from land and development assets and $0.8 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on real estate and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Three Months Ended March 31,
	2018	2017
Operating Properties	$6,585	$7,283
Net Lease	1,255	498
Total capital expenditures on real estate assets	$7,840	$7,781

Land and Development	$30,954	$27,604
Total capital expenditures on land and development assets	$30,954	$27,604

As of March 31, 2018, we had unrestricted cash of $366.7 million. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $175.0 million to $225.0 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development and operating properties business segments and include multifamily and residential development activities which are expected to include approximately $140.0 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of March 31, 2018, we also had approximately $481.3 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). Our capital sources to meet cash uses through the next 12 months and beyond will primarily be expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.

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
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of March 31, 2018 (refer to Note 10 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,507,500	$—	$1,170,000	$1,337,500	$—	$—
Secured credit facilities	376,671	4,000	8,000	364,671	—	—
Mortgages	206,163	9,616	18,146	163,156	15,245	—
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,190,334	13,616	1,196,146	1,865,327	15,245	100,000
Interest Payable(1)	576,587	161,519	252,654	111,552	20,908	29,954
Loan Participations Payable(2)	85,621	72,986	12,635	—	—	—
Operating Lease Obligations	16,941	4,688	7,580	1,759	2,914	—
Total	$3,869,483	$252,809	$1,469,015	$1,978,638	$39,067	$129,954
_______________________________________________________________________________

(1)	Variable-rate debt assumes 1-month LIBOR of 1.88% and 3-month LIBOR of 2.31% that were in effect as of March 31, 2018.

(2)	Refer to Note 9 to the consolidated financial statements.

Collateral Assets—The carrying value of our assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	March 31, 2018		December 31, 2017
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$790,545	$511,598	$795,321	$486,710
Real estate available and held for sale	—	41,857	20,069	48,519
Land and development, net	25,100	656,310	25,100	835,211
Loans receivable and other lending investments, net(2)(3)	185,161	1,146,571	194,529	1,021,340
Other investments	—	422,853	—	321,241
Cash and other assets	—	601,322	—	898,252
Total	$1,000,806	$3,380,511	$1,035,019	$3,611,273
_______________________________________________________________________________

(1)
The 2016 Senior Credit Facility and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions).

(2)	As of March 31, 2018 and December 31, 2017, the amounts presented exclude general reserves for loan losses of $16.6 million and $17.5 million, respectively.

(3)	As of March 31, 2018 and December 31, 2017, the amounts presented exclude loan participations of $85.3 million and $102.3 million, respectively.

Debt Covenants—Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis our consolidated fixed charge coverage ratio, determined in accordance with the indentures governing our debt securities, is 1.5x or lower. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. If our ability to incur additional indebtedness under the fixed charge coverage ratio is limited, we are permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.
The 2016 Senior Credit Facility and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Credit Facility requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. In addition, for so long as we maintain our qualification as a REIT, the 2016 Senior Credit Facility and the 2015 Revolving Credit Facility permit us to distribute 100% of our REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards).

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2018, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$436,639	$10,630	$24,587	$471,856
Strategic Investments	—	—	9,427	9,427
Total	$436,639	$10,630	$34,014	$481,283
_______________________________________________________________________________

(1)	Excludes $83.7 million of commitments on loan participations sold that are not our obligation.

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2018, we repurchased 0.8 million shares of our outstanding common stock for $8.3 million, representing an average cost of $10.22 per share. As of March 31, 2018, we had remaining authorization to repurchase up to $41.7 million of common stock under our stock repurchase program.
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
For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements.

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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 1.88% as of March 31, 2018. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(10,174)
-50 Basis Points	(5,191)
-10 Basis Points	(1,061)
Base Interest Rate	—
+10 Basis Points	1,067
+50 Basis Points	5,335
+100 Basis Points	10,669
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of March 31, 2018, $498.0 million of our floating rate loans have a cumulative weighted average interest rate floor of 0.5% and $462.3 million of our floating rate debt has a cumulative weighted average interest rate floor of 0.7%.

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including foreclosure-related proceedings. In addition to such matters, the Company is a party to the following legal proceeding:
U.S. Home Corporation ("Lennar") v. Settlers Crossing, LLC, et al. (United States District Court for the District of Maryland, Civil Action No. DKC 08-1863)
On December 4, 2017, the U.S. Supreme Court issued an order denying Lennar’s petition for a writ of certiorari in this matter. The amount of attorneys’ fees and costs to be recovered by the Company will be determined through further proceedings before the District Court. The Company has applied for attorney’s fees in excess of $17.0 million. A hearing on the Company’s application for attorney’s fees has not yet been scheduled. Please refer to the Company's 2017 Annual Report for a more complete description of this matter.

Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in our 2017 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended March 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
January 1 to January 31	35,000	$—	35,000	$49,625,690
February 1 to February 28	777,746	$—	777,746	$41,710,022
March 1 to March 31	—	$—	—	$—
_______________________________________________________________________________

(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
3.2	Amended and Restated Bylaws of iStar Inc., dated April 3, 2018*
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101**
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2018 and 2017, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

_______________________________________________________________________________

*	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 3, 2018.

**
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

iStar Inc. Registrant
Date:	May 3, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	May 3, 2018	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Interim Chief Financial Officer (principal financial and accounting officer)