Form 10-Q
period 2018-06-30
ISTAR INC.
filed 2018-08-03
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of August 1, 2018, there were 67,968,039 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	June 30, 2018	December 31, 2017
ASSETS
Real estate
Real estate, at cost	$2,255,537	$1,629,436
Less: accumulated depreciation	(340,538)	(347,405)
Real estate, net	1,914,999	1,282,031
Real estate available and held for sale	37,597	68,588
Total real estate	1,952,596	1,350,619
Land and development, net	641,627	860,311
Loans receivable and other lending investments, net	1,052,872	1,300,655
Other investments	293,017	321,241
Cash and cash equivalents	1,039,591	657,688
Accrued interest and operating lease income receivable, net	10,994	11,957
Deferred operating lease income receivable, net	88,080	86,877
Deferred expenses and other assets, net	279,390	141,730
Total assets	$5,358,167	$4,731,078
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$249,494	$238,004
Loan participations payable, net	14,709	102,425
Debt obligations, net	3,869,576	3,476,400
Total liabilities	4,133,779	3,816,829
Commitments and contingencies (refer to Note 11)
Redeemable noncontrolling interests	11,814	—
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 13)	12	12
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 67,968 and 68,236 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	68	68
Additional paid-in capital	3,350,750	3,352,665
Retained deficit	(2,325,291)	(2,470,564)
Accumulated other comprehensive income (loss) (refer to Note 13)	(2,233)	(2,482)
Total iStar Inc. shareholders' equity	1,023,310	879,703
Noncontrolling interests	189,264	34,546
Total equity	1,212,574	914,249
Total liabilities and equity	$5,358,167	$4,731,078
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Operating lease income	$44,609	$47,002	$90,407	$94,349
Interest income	25,212	28,645	51,909	57,703
Other income	20,823	139,510	36,142	151,374
Land development revenue	80,927	132,710	357,356	152,760
Total revenues	171,571	347,867	535,814	456,186
Costs and expenses:
Interest expense	43,172	48,807	88,353	99,952
Real estate expense	37,043	34,684	73,224	70,274
Land development cost of sales	83,361	122,466	306,768	138,376
Depreciation and amortization	10,767	13,171	21,878	25,451
General and administrative(1)	23,228	27,218	52,041	52,392
Provision for (recovery of) loan losses	18,892	(600)	18,037	(5,528)
Impairment of assets	6,088	10,284	10,188	14,696
Other expense	3,716	16,276	4,882	18,145
Total costs and expenses	226,267	272,306	575,371	413,758
Income (loss) before earnings from equity method investments and other items	(54,696)	75,561	(39,557)	42,428
Loss on early extinguishment of debt, net	(2,164)	(3,315)	(2,536)	(3,525)
Earnings (losses) from equity method investments	(7,278)	5,515	(3,946)	11,217
Gain on consolidation of equity method investment	67,877	—	67,877	—
Income from continuing operations before income taxes	3,739	77,761	21,838	50,120
Income tax expense	(128)	(1,644)	(249)	(2,251)
Income from continuing operations	3,611	76,117	21,589	47,869
Income from discontinued operations	—	173	—	4,939
Gain from discontinued operations	—	123,418	—	123,418
Income tax expense from discontinued operations	—	(4,545)	—	(4,545)
Income from sales of real estate(2)	56,895	844	73,943	8,954
Net income	60,506	196,007	95,532	180,635
Net income attributable to noncontrolling interests	(9,509)	(5,710)	(9,604)	(4,610)
Net income attributable to iStar Inc.	50,997	190,297	85,928	176,025
Preferred dividends	(8,124)	(12,830)	(16,248)	(25,660)
Net income allocable to common shareholders	$42,873	$177,467	$69,680	$150,365
Per common share data:
Income attributable to iStar Inc. from continuing operations:
Basic	$0.63	$0.81	$1.03	$0.37
Diluted	$0.54	$0.69	$0.89	$0.35
Net income attributable to iStar Inc.:
Basic	$0.63	$2.46	$1.03	$2.09
Diluted	$0.54	$2.04	$0.89	$1.76
Weighted average number of common shares:
Basic	67,932	72,142	67,922	72,104
Diluted	83,694	88,195	83,682	88,156
_______________________________________________________________________________

(1)
For the three months ended June 30, 2018 and 2017, includes $2.2 million and $2.9 million, respectively, of equity-based compensation associated with iPIP Plans (refer to Note 14). For the six months ended June 30, 2018 and 2017, includes $10.2 million and $7.9 million, respectively, of equity-based compensation associated with iPIP Plans (refer to Note 14). These plans are liability-based plans which are marked-to-market quarterly and such marks are based upon the performance of the assets underlying the plans as of the quarterly measurement dates; however, actual amounts cannot be determined until the end date of the plans and the ultimate repayment or monetization of the related assets.

(2)	Income from sales of real estate represents gains from sales of real estate that do not qualify as discontinued operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$60,506	$196,007	$95,532	$180,635
Other comprehensive income (loss):
Impact from adoption of new accounting standards (refer to Note 3)	—	—	276	—
Reclassification of (gains)/losses on cumulative translation adjustment into earnings upon realization(1)	721	—	721	—
Reclassification of losses on cash flow hedges into earnings upon realization(2)	(1,795)	(313)	(1,786)	(191)
Unrealized gains (losses) on available-for-sale securities	15	583	(956)	566
Unrealized gains (losses) on cash flow hedges	7	(146)	2,358	394
Unrealized gains (losses) on cumulative translation adjustment	(256)	172	(364)	(229)
Other comprehensive income (loss)	(1,308)	296	249	540
Comprehensive income	59,198	196,303	95,781	181,175
Comprehensive (income) attributable to noncontrolling interests	(9,509)	(5,710)	(9,604)	(4,610)
Comprehensive income attributable to iStar Inc.	$49,689	$190,593	$86,177	$176,565
_______________________________________________________________________________

(1)	Amounts were reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations.

(2)
Amounts reclassified to "Interest expense" in the Company's consolidated statements of operations are $30 and $60 for the three and six months ended June 30, 2017, respectively. Amount reclassified to "Gain on consolidation of equity method investment" in the Company's consolidated statements of operations is $1,876 for the three and six months ended June 30, 2018. Amounts reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations are $81 and $90 for the three and six months ended June 30, 2018, respectively, and $70 and $164 for the three and six months ended June 30, 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2018 and 2017
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$12	$4	$68	$3,352,665	$(2,470,564)	$(2,482)	$34,546	$914,249
Dividends declared—preferred	—	—	—	—	(16,248)	—	—	(16,248)
Issuance of stock/restricted stock unit amortization, net	—	—	1	6,388	—	—	—	6,389
Net income for the period	—	—	—	—	85,928	—	9,604	95,532
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(27)	—	(27)
Repurchase of stock	—	—	(1)	(8,303)	—	—	—	(8,304)
Contributions from noncontrolling interests	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	(43,174)	(43,174)
Change in noncontrolling interest attributable to consolidation of equity method investment (refer to Note 7)	—	—	—	—	—	—	188,279	188,279
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	—	75,593	276	—	75,869
Balance as of June 30, 2018	$12	$4	$68	$3,350,750	$(2,325,291)	$(2,233)	$189,264	$1,212,574

Balance as of December 31, 2016	$22	$4	$72	$3,602,172	$(2,581,488)	$(4,218)	$43,120	$1,059,684
Dividends declared—preferred	—	—	—	—	(25,660)	—	—	(25,660)
Issuance of stock/restricted stock unit amortization, net	—	—	—	1,699	—	—	—	1,699
Net income for the period(2)	—	—	—	—	176,025	—	5,946	181,971
Change in accumulated other comprehensive income	—	—	—	—	—	540	—	540
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	110	—	—	—	110
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,988)	(12,988)
Balance as of June 30, 2017	$22	$4	$72	$3,603,981	$(2,431,123)	$(3,678)	$36,078	$1,205,356
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	For the six months ended June 30, 2017, net income (loss) shown above excludes $(1,336) of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$95,532	$180,635
Adjustments to reconcile net income to cash flows from operating activities:
Provision for (recovery of) loan losses	18,037	(5,528)
Impairment of assets	10,188	14,696
Depreciation and amortization	21,878	26,352
Non-cash expense for stock-based compensation	12,593	9,796
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	7,900	6,615
Amortization of discounts/premiums on loans and deferred interest on loans, net	(18,487)	(31,445)
Deferred interest on loans received	39,254	23,177
Gain from consolidation of equity method investment	(67,877)	—
Gain from discontinued operations	—	(123,418)
(Earnings) losses from equity method investments	3,946	(11,217)
Distributions from operations of other investments	6,745	35,502
Deferred operating lease income	(3,752)	(3,070)
Income from sales of real estate	(73,943)	(9,462)
Land development revenue in excess of cost of sales	(50,588)	(14,384)
Loss on early extinguishment of debt, net	2,536	3,525
Other operating activities, net	3,281	10,606
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	1,530	2,798
Changes in deferred expenses and other assets, net	(2,426)	(7,567)
Changes in accounts payable, accrued expenses and other liabilities	(27,483)	3,941
Cash flows provided by (used in) operating activities	(21,136)	111,552
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(294,476)	(130,701)
Capital expenditures on real estate assets	(17,805)	(16,346)
Capital expenditures on land and development assets	(61,577)	(53,894)
Acquisitions of real estate assets	(3,390)	—
Repayments of and principal collections on loans receivable and other lending investments, net	552,696	367,028
Net proceeds from sales of real estate	238,834	154,291
Net proceeds from sales of land and development assets	170,662	146,713
Cash, cash equivalents and restricted cash acquired upon consolidation of equity method investment	13,608	—
Distributions from other investments	22,296	11,275
Contributions to and acquisition of interest in other investments	(53,012)	(139,139)
Other investing activities, net	(1,357)	5,317
Cash flows provided by investing activities	566,479	344,544
Cash flows from financing activities:
Borrowings from debt obligations and convertible notes	332,746	854,637
Repayments and repurchases of debt obligations	(412,215)	(632,237)
Preferred dividends paid	(16,248)	(25,660)
Repurchase of stock	(8,304)	—
Payments for deferred financing costs	(4,921)	(12,243)
Payments for withholding taxes upon vesting of stock-based compensation	(4,008)	(511)
Payments for debt prepayment or extinguishment costs	—	(3,637)
Distributions to noncontrolling interests	(43,174)	(12,759)
Other financing activities, net	8	(661)
Cash flows provided by (used in) financing activities	(156,116)	166,929
Effect of exchange rate changes on cash	30	7
Changes in cash, cash equivalents and restricted cash	389,257	623,032
Cash, cash equivalents and restricted cash at beginning of period	677,733	354,627
Cash, cash equivalents and restricted cash at end of period	$1,066,990	$977,659
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$(87,800)	$(52,406)
Accounts payable for capital expenditures on land and development assets	12,473	2,984
Accounts payable for capital expenditures on real estate assets	—	1,488
Receivable from sales of real estate and land parcels	—	3,139
Acquisitions of land and development assets through foreclosure	4,600	—
Financing provided on sales of land and development assets, net	142,639	—
Increase in net lease assets upon consolidation of equity method investment	844,550	—
Increase in debt obligations upon consolidation of equity method investment	464,706	—
Increase in noncontrolling interests upon consolidation of equity method investment	200,093	—
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—iStar Inc. (the "Company") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also provides management services for its ground lease equity method investment and net lease joint ventures (refer to Note 7). The Company has invested approximately $40 billion of capital over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary reportable business segments are real estate finance, net lease, operating properties and land and development (refer to Note 17).

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
Principles of Consolidation—The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The Company's involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in "Operating lease income," "Interest income," "Earnings from equity method investments," "Real estate expense" and "Interest expense" in the Company's consolidated statements of operations. The Company has provided no financial support to those VIEs that it was not previously contractually required to provide.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of June 30, 2018. The following table presents the assets and liabilities of the Company's consolidated VIEs as of June 30, 2018 and December 31, 2017 ($ in thousands):

	As of
	June 30, 2018	December 31, 2017
ASSETS
Real estate
Real estate, at cost	$817,979	$47,073
Less: accumulated depreciation	(4,593)	(2,732)
Real estate, net	813,386	44,341
Land and development, net	242,213	212,408
Other investments	88	—
Cash and cash equivalents	12,918	10,704
Accrued interest and operating lease income receivable, net	557	230
Deferred expenses and other assets, net	179,129	29,929
Total assets	$1,248,291	$297,612
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$99,784	$38,616
Debt obligations, net	464,706	—
Total liabilities	564,490	38,616

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of June 30, 2018, the Company's maximum exposure to loss from these investments does not exceed the sum of the $88.5 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $22.7 million of related unfunded commitments.

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

ASU 2016-15—ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), was issued to reduce diversity in practice in how certain cash receipts and cash payments, including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 was retrospective and resulted in an increase to cash flows provided by operating activities of $9.3 million and a decrease to cash flows provided by financing activities of $9.3 million for the six months ended June 30, 2017, primarily resulting from the reclassification of cash payments made related to the extinguishment of debt.
ASU 2016-18—ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"), requires that restricted cash be included with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents on the statement of cash flows and requires disclosure of what is included in restricted cash. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements. The adoption of ASU 2016-18 was retrospective and resulted in a decrease to cash flows provided by operating activities of $0.7 million and a decrease to cash flows provided by investing activities of $1.8 million for the six months ended June 30, 2017.

The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the consolidated statements of cash flows (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$1,039,591	$657,688	$954,279	$328,744
Restricted cash included in deferred expenses and other assets, net(1)	27,399	20,045	23,380	25,883
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$1,066,990	$677,733	$977,659	$354,627
_______________________________________________________________________________

(1)	Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, loans, leasing, land development, sale and derivative transactions.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. For operating leases, a lessee will be required to do the following: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. In July 2018, the FASB issued ASU 2018-11, Leases (“ASU 2018-11”), to address two requirements of ASU 2016-02. ASU 2018-11 allows entities to recognize a cumulative-effect adjustment from the application of ASU 2016-02 to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors with a practical expedient to not separate

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

non-lease components from the associated lease component if certain conditions are met. For operating lease arrangements for which the Company is the lessee, primarily the lease of office space, the Company expects the impact of ASU 2016-02 to be the recognition of a right-of-use asset and lease liability on its consolidated balance sheets. The accounting applied by the Company as a lessor will be largely unchanged from that applied under previous GAAP. However, in certain instances, a new long-term lease of land subsequent to adoption could be classified as a sales-type lease, which could result in the Company derecognizing the underlying asset and recording a profit or loss on sale and the net investment in the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of June 30, 2018
Land, at cost	$335,926	$181,973	$517,899
Buildings and improvements, at cost	1,495,393	242,245	1,737,638
Less: accumulated depreciation	(298,730)	(41,808)	(340,538)
Real estate, net	1,532,589	382,410	1,914,999
Real estate available and held for sale (2)	—	37,597	37,597
Total real estate	$1,532,589	$420,007	$1,952,596
As of December 31, 2017
Land, at cost	$219,092	$203,278	$422,370
Buildings and improvements, at cost	888,959	318,107	1,207,066
Less: accumulated depreciation	(292,268)	(55,137)	(347,405)
Real estate, net	815,783	466,248	1,282,031
Real estate available and held for sale (2)	—	68,588	68,588
Total real estate	$815,783	$534,836	$1,350,619
_______________________________________________________________________________

(1)	On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7) and recorded $743.6 million to "Real estate, net" on the Company's consolidated balance sheet.

(2)	As of June 30, 2018 and December 31, 2017, the Company had $36.7 million and $48.5 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Discontinued Operations—The transactions described above involving the Company's Ground Lease business qualified for discontinued operations and the following table summarizes income from discontinued operations for the three and six months ended June 30, 2017 ($ in thousands)(1)(2):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues	$678	$5,922
Expenses	(505)	(1,491)
Income from sales of real estate	—	508
Income from discontinued operations	$173	$4,939
_______________________________________________________________________________

(1)	The transactions closed on April 14, 2017. Revenues primarily consisted of operating lease income and expenses primarily consisted of depreciation and amortization and real estate expense.

(2)
For the six months ended June 30, 2017, cash flows provided by operating activities and cash flows used in investing activities from discontinued operations was $5.7 million and $0.5 million, respectively.

Other Dispositions—The following table presents the net proceeds and income recognized for properties sold, by property type ($ in millions):

	Six Months Ended June 30,
	2018	2017
Operating Properties
Proceeds(1)	$196.2	$17.6
Income from sales of real estate(1)	49.0	2.7

Net Lease
Proceeds(2)	$38.4	$19.5
Income from sales of real estate(2)	24.9	6.2

Total
Proceeds	$234.6	$37.1
Income from sales of real estate	73.9	8.9
_______________________________________________________________________________

(1)
During the six months ended June 30, 2018, the Company sold four operating properties and recognized $49.0 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations, of which $9.8 million was attributable to a noncontrolling interest at one of the properties.

(2)
During the six months ended June 30, 2018, the Company sold three net lease assets and recognized $24.9 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations.

Impairments—During the six months ended June 30, 2018, the Company recorded aggregate impairments of $8.9 million resulting from the exercise of a below-market lease renewal option related to a net lease asset and a real estate asset held for sale due to contracts to sell the remaining four condominium units at the property. During the six months ended June 30, 2017, the Company recorded an impairment of $4.4 million on a real estate asset held for sale due to shifting demand in the local condominium market along with a change in the Company's exit strategy.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.0 million and $10.6 million for the three and six months ended June 30, 2018, respectively. Tenant expense reimbursements were $5.2 million and $10.7 million for the three and six months ended June 30, 2017, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Allowance for Doubtful Accounts—As of June 30, 2018 and December 31, 2017, the allowance for doubtful accounts related to real estate tenant receivables was $1.3 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.5 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.
Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	June 30,	December 31,
	2018	2017
Land and land development, at cost(1)	$649,783	$868,692
Less: accumulated depreciation	(8,156)	(8,381)
Total land and development, net	$641,627	$860,311
_______________________________________________________________________________

(1)	During the six months ended June 30, 2018, the Company funded capital expenditures on land and development assets of $61.6 million.

Acquisitions—During the six months ended June 30, 2018, the Company acquired, via foreclosure, title to a land asset which had a total fair value of $4.6 million and had previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

Dispositions—During the six months ended June 30, 2018 and 2017, the Company sold land parcels and residential lots and units and recognized land development revenue of $357.4 million and $152.8 million, respectively. In connection with the sale of two land parcels totaling 93 acres during the six months ended June 30, 2018, the Company originated an aggregate $145.0 million of financing to the buyers. $81.2 million was repaid in the second quarter 2018. During the six months ended June 30, 2018 and 2017, the Company recognized land development cost of sales of $306.8 million and $138.4 million, respectively, from its land and development portfolio.

In connection with the resolution of litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland, during the three and six months ended June 30, 2017, the Company recognized $114.0 million of land development revenue and $106.3 million of land development cost of sales.

Impairments—During the six months ended June 30, 2018, the Company recorded an impairment of $1.3 million on a land and development asset based upon market comparable sales. During the six months ended June 30, 2017, the Company recorded an impairment of $10.1 million on a land and development asset due to a change in the Company's exit strategy.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	June 30, 2018	December 31, 2017
Senior mortgages	$849,192	$791,152
Corporate/Partnership loans(1)	129,988	488,921
Subordinate mortgages	9,822	9,495
Total gross carrying value of loans	989,002	1,289,568
Reserves for loan losses	(54,495)	(78,489)
Total loans receivable, net	934,507	1,211,079
Other lending investments—securities	118,365	89,576
Total loans receivable and other lending investments, net	$1,052,872	$1,300,655
_______________________________________________________________________________

(1)	In the second quarter 2018, the Company resolved a non-performing loan with a carrying value of $145.8 million. Refer to "Impaired Loans" section below.

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Reserve for loan losses at beginning of period	$69,466	$79,389	$78,489	$85,545
Provision for (recovery of) loan losses	18,892	(600)	18,037	(5,528)
Charge-offs	(33,863)	—	(42,031)	(1,228)
Reserve for loan losses at end of period	$54,495	$78,789	$54,495	$78,789

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of June 30, 2018
Loans	$67,068	$927,074	$994,142
Less: Reserve for loan losses	(40,395)	(14,100)	(54,495)
Total(3)	$26,673	$912,974	$939,647
As of December 31, 2017
Loans	$237,877	$1,056,944	$1,294,821
Less: Reserve for loan losses	(60,989)	(17,500)	(78,489)
Total(3)	$176,888	$1,039,444	$1,216,332
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.5 million and $0.7 million as of June 30, 2018 and December 31, 2017, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status; therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $3.7 million and net premiums of $6.2 million as of June 30, 2018 and December 31, 2017, respectively.

(3)
The Company's recorded investment in loans as of June 30, 2018 and December 31, 2017, including accrued interest of $5.1 million and $5.3 million, respectively, is included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the total amounts exclude $118.4 million and $89.6 million, respectively, of securities that are evaluated for impairment under ASC 320.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of June 30, 2018		As of December 31, 2017
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$786,399	2.78	$713,057	2.72
Corporate/Partnership loans	130,823	2.85	334,364	2.85
Subordinate mortgages	9,852	3.00	9,523	3.00
Total	$927,074	2.79	$1,056,944	2.77

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of June 30, 2018
Senior mortgages	$792,399	$—	$61,068	$61,068	$853,467
Corporate/Partnership loans	130,823	—	—	—	130,823
Subordinate mortgages	9,852	—	—	—	9,852
Total	$933,074	$—	$61,068	$61,068	$994,142
As of December 31, 2017
Senior mortgages	$719,057	$—	$75,343	$75,343	$794,400
Corporate/Partnership loans	334,364	—	156,534	156,534	490,898
Subordinate mortgages	9,523	—	—	—	9,523
Total	$1,062,944	$—	$231,877	$231,877	$1,294,821
_______________________________________________________________________________

(1)
As of June 30, 2018, the Company had two loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 3.0 to 9.0 years outstanding. As of December 31, 2017, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 1.0 to 9.0 years outstanding.

Impaired Loans—In the second quarter 2018, the Company resolved a non-performing loan with a carrying value of $145.8 million. The Company received a $45.8 million cash payment and a preferred equity position with a face value of $100.0 million that is mandatorily redeemable in five years. The Company recorded the preferred equity at its fair value of $77.0 million and will accrue interest over the expected duration of the position. In addition, the Company recorded a $21.4 million loan loss provision and simultaneously charged-off of the remaining unpaid balance.

The Company's recorded investment in impaired loans, presented by class, was as follows ($ in thousands)(1):

	As of June 30, 2018			As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$67,068	$67,451	$(40,395)	$81,343	$81,431	$(48,518)
Corporate/Partnership loans	—	—	—	156,534	145,849	(12,471)
Total	$67,068	$67,451	$(40,395)	$237,877	$227,280	$(60,989)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Subordinate mortgages	$—	$—	$11,023	$—	$—	$92	$10,970	$—
Subtotal	—	—	11,023	—	—	92	10,970	—
With an allowance recorded:
Senior mortgages	67,252	—	82,368	—	71,949	—	83,556	—
Corporate/Partnership loans	78,338	—	156,839	—	104,403	—	156,941	—
Subtotal	145,590	—	239,207	—	176,352	—	240,497	—
Total:
Senior mortgages	67,252	—	82,368	—	71,949	—	83,556	—
Corporate/Partnership loans	78,338	—	156,839	—	104,403	—	156,941	—
Subordinate mortgages	—	—	11,023	—	—	92	10,970	—
Total	$145,590	$—	$250,230	$—	$176,352	$92	$251,467	$—

Securities—Other lending investments—securities include the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of June 30, 2018
Available-for-Sale Securities
Municipal debt securities	$21,185	$21,185	$655	$21,840	$21,840
Held-to-Maturity Securities
Debt securities	119,538	96,525	378	96,903	96,525
Total	$140,723	$117,710	$1,033	$118,743	$118,365
As of December 31, 2017
Available-for-Sale Securities
Municipal debt securities	$21,230	$21,230	$1,612	$22,842	$22,842
Held-to-Maturity Securities
Debt securities	66,618	66,734	1,581	68,315	66,734
Total	$87,848	$87,964	$3,193	$91,157	$89,576

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2018, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$19,518	$19,896	$—	$—
After one year through 5 years	77,007	77,007	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	21,185	21,840
Total	$96,525	$96,903	$21,185	$21,840

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2018	December 31, 2017	2018	2017	2018	2017
Real estate equity investments
iStar Net Lease I LLC ("Net Lease Venture")(1)	$—	$121,139	$2,016	$1,032	$4,100	$2,013
Safety, Income & Growth Inc. ("SAFE")(2)	147,512	83,868	680	48	2,152	48
Other real estate equity investments(2)	138,716	102,616	(295)	4,075	(25)	8,549
Subtotal	286,228	307,623	2,401	5,155	6,227	10,610
Other strategic investments(3)	6,789	13,618	(9,679)	360	(10,173)	607
Total	$293,017	$321,241	$(7,278)	$5,515	$(3,946)	$11,217
____________________________________________________________

(1)	The Company consolidated the assets and liabilities of the Net Lease Venture on June 30, 2018 (refer to Net Lease Venture below).

(2)
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

(3)	For the three and six months ended June 30, 2018, equity in earnings (losses) includes a $10.0 million impairment on a foreign equity method investment due to local market conditions.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a net lease venture (the "Net Lease Venture") to acquire and develop net lease assets and gave a right of first offer to the venture on all new net lease investments. The Company and its partner had joint decision making rights pertaining to the acquisition of new investments. Upon the expiration of the investment period on June 30, 2018, the Company obtained control of the venture through its unilateral rights of management and disposition of the assets. As a result, the expiration of the investment period resulted in a reconsideration event under GAAP and the Company determined that the Net Lease Venture is a VIE for which the Company is the primary beneficiary. Effective June 30, 2018, the Company consolidated the Net Lease Venture as an asset acquisition under ASC 810. The Company recorded a gain of $67.9 million in "Gain on consolidation of equity method investment" in the Company's consolidated statement of operations as a result of the consolidation. The Net Lease Venture had previously been accounted for as an equity method investment. The Company has an equity interest in the Net Lease Venture of approximately 51.9% and recorded a $188.3 million increase to "Noncontrolling interests" and $11.8 million increase to "Redeemable noncontrolling interest" on the Company's consolidated balance sheet as a result of the consolidation. The Company is responsible for managing the venture in exchange for a management fee and incentive fee. Several of the Company's senior executives whose time is substantially devoted to the Net

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Lease Venture have a 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50.0% of any incentive fee received based on the 47.5% partner's interest.
In July 2018, the Company entered into a new venture ("Net Lease Venture II") with similar investment strategies as the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments originated by the Company. The Company has an equity interest in the new venture of approximately 51.9%, which will be accounted for as an equity method investment, and is responsible for managing the venture in exchange for a management fee and incentive fee.

During the three and six months ended June 30, 2018, the Company recorded management fees of $0.7 million and $1.3 million, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2017, respectively, from the Net Lease Venture which are included in "Other income" in the Company's consolidated statements of operations.
Safety, Income & Growth Inc.—The Company and two institutional investors capitalized SIGI Acquisition, Inc. ("SIGI") on April 14, 2017 to acquire, manage and capitalize Ground Leases. The Company contributed $55.5 million for an initial 49.1% noncontrolling interest in SIGI and the two institutional investors contributed an aggregate $57.5 million for an initial 50.9% controlling interest in SIGI. A wholly-owned subsidiary of the Company that held the Company's Ground Lease business and assets merged with and into SIGI on April 14, 2017 with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. ("SAFE"). Through this merger and related transactions, the institutional investors acquired a controlling interest in the Company's Ground Lease business. The Company's carrying value of the Ground Lease assets was approximately $161.1 million. Shortly before the Acquisition Transactions, the Company completed the $227.0 million 2017 Secured Financing on its Ground Lease assets (refer to Note 10). The Company received all of the proceeds of the 2017 Secured Financing. The Company received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that the Company contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, the Company deconsolidated the 12 properties and the associated 2017 Secured Financing. The Company accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of the Company's retained interest in SAFE. As a result of the adoption of ASU 2017-05, on January 1, 2018, the Company recorded an increase to retained earnings of $55.5 million, bringing the Company's aggregate gain on the sale of its Ground Lease business to approximately $178.9 million.
On June 27, 2017, SAFE completed its initial public offering (the "Offering") raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to the Company. In addition, the Company paid $18.9 million in organization and offering costs of the up to $25.0 million in organization and offering costs it agreed to pay in connection with the Offering and concurrent private placement. The Company expensed the portion of offering costs that was attributable to other investors in "Other expense" in the Company's consolidated statements of operations and capitalized the portion of offering costs attributable to the Company's ownership interest in "Other investments" on the Company's consolidated balance sheets. Subsequent to the initial public offering, the Company purchased 2.2 million shares of SAFE's common stock for $41.7 million, representing an average cost of $18.67 per share, pursuant to two 10b5-1 plans in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which the Company could buy shares of SAFE's common stock in the open market. As of June 30, 2018, the Company owned approximately 39.8% of SAFE's common stock outstanding.

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
A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee, payable solely in shares of SAFE's common stock, equal to the sum of 1.0% of SAFE's total equity up to $2.5 billion and 0.75% of SAFE's total equity in excess of $2.5 billion. The Company is not entitled to receive any performance or incentive compensation. The Company is also entitled to receive expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company waived both the management fee and certain of the expense reimbursements through June 30, 2018. For the three and six months ended June 30, 2018, the Company waived $0.9 million and $1.8 million, respectively, of management fees and $0.4 million and $0.8 million, respectively, of expense reimbursements. The Company has an exclusivity agreement with SAFE pursuant to which it agreed, subject to certain exceptions, that it will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless it has first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan has an initial term of one year and will be used for the renovation of a medical office building in Atlanta, GA. $13.0 million of the loan was funded as of June 30, 2018. The transaction was approved by the Company's and SAFE's independent directors.
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
In May 2018, the Company provided a $19.9 million mortgage loan to the ground lessee of a Ground Lease originated at SAFE. The loan has an initial term of one year and will be used for the acquisition of 100 and 200 Glenridge Point, two multi-tenant office buildings in Atlanta, GA. The transaction was approved by the Company's and SAFE's independent directors.
In June 2018, the Company sold two industrial facilities located in Miami, FL to a third-party and simultaneously structured and entered into two Ground Leases. The Company then sold the two Ground Leases to SAFE. Net proceeds from the transactions totaled $36.1 million and the Company recognized a $24.5 million gain on sale. The transactions were approved by the Company's and SAFE's independent directors.
Other real estate equity investments—As of June 30, 2018, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 15.5% to 95.0%, comprised of investments of $62.0 million in operating properties and $76.7 million in land assets. As of December 31, 2017, the Company's other real estate equity investments included $38.8 million in operating properties and $61.3 million in land assets.
In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest. This entity is a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner. The Company and its partner each made a $7.0 million contribution to the venture and the Company provided financing to the entity in the form of a $27.0 million senior loan commitment, of which $26.8 million and $25.4 million was funded as of June 30, 2018 and December 31, 2017, respectively, and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. During the three and six months ended June 30, 2018, the Company recorded $0.5 million and $1.0 million of interest income, respectively, on the senior loan. During the three and six months ended June 30, 2017, the Company recorded $0.5 million and $0.9 million of interest income, respectively, on the senior loan.

Other strategic investments—As of June 30, 2018 and December 31, 2017, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2018	December 31, 2017
Intangible assets, net(1)	$162,014	$27,124
Other receivables(2)	47,355	56,369
Other assets(3)	29,952	23,081
Restricted cash	27,399	20,045
Leasing costs, net(4)	7,141	9,050
Corporate furniture, fixtures and equipment, net(5)	4,362	4,652
Deferred financing fees, net	1,167	1,409
Deferred expenses and other assets, net	$279,390	$141,730
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $30.9 million and $34.9 million as of June 30, 2018 and December 31, 2017, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $0.4 million and $0.7 million for the three and six months ended June 30, 2018, respectively. The amortization expense for in-place leases was $0.7 million and $1.2 million for the three and six months ended June 30, 2017, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7) and recorded $135.3 million of intangible assets to "Deferred expenses and other assets, net" on the Company's consolidated balance sheet.

(2)	As of June 30, 2018 and December 31, 2017, includes $26.5 million and $26.0 million, respectively, of reimbursements receivable related to the construction and development of an operating property.

(3)	Other assets primarily includes prepaid expenses and deposits for certain real estate assets.

(4)	Accumulated amortization of leasing costs was $3.9 million and $4.7 million as of June 30, 2018 and December 31, 2017, respectively.

(5)	Accumulated depreciation on corporate furniture, fixtures and equipment was $11.2 million and $10.5 million as of June 30, 2018 and December 31, 2017, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2018	December 31, 2017
Accrued expenses(1)	$87,734	$101,035
Other liabilities(2)	69,368	79,015
Accrued interest payable	50,359	49,933
Intangible liabilities, net(3)	42,033	8,021
Accounts payable, accrued expenses and other liabilities	$249,494	$238,004
_______________________________________________________________________________

(1)
As of June 30, 2018 and December 31, 2017, accrued expenses includes $2.3 million and $2.5 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(2)
As of June 30, 2018 and December 31, 2017, other liabilities includes $18.5 million and $29.2 million, respectively, related to profit sharing arrangements with developers for certain properties sold. As of June 30, 2018 and December 31, 2017, includes $0.7 million and $1.6 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of June 30, 2018 and December 31, 2017, other liabilities also includes $4.3 million and $6.2 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $5.9 million and $7.8 million as of June 30, 2018 and December 31, 2017, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.8 million and $1.0 million for the three and six months ended June 30, 2017, respectively. On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7) and recorded $34.3 million of intangible liabilities to "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheet.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	June 30, 2018	December 31, 2017
Loan participations payable(1)	$14,938	$102,737
Debt discounts and deferred financing costs, net	(229)	(312)
Total loan participations payable, net	$14,709	$102,425
_______________________________________________________________________________

(1)
One loan participation payable with a carrying value of $93.8 million and a corresponding loan receivable balance of $93.6 million was fully repaid during the six months ended June 30, 2018. As of June 30, 2018, the Company had one loan participation payable with an interest rate of 6.6%. As of December 31, 2017, the Company had two loan participations payable with a weighted average interest rate of 6.5%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the corresponding loan receivable balances were $14.7 million and $102.3 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	June 30, 2018	December 31, 2017
Secured credit facilities and mortgages:
2015 $325 million Revolving Credit Facility	$—	$325,000	LIBOR + 2.50%	(1)	September 2020
2016 Senior Term Loan	650,000	399,000	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	670,872	208,491	3.62% - 7.26%	(4)
Total secured credit facilities and mortgages	1,320,872	932,491
Unsecured notes:
5.00% senior notes(5)	770,000	770,000	5.00%		July 2019
4.625% senior notes(6)	400,000	400,000	4.625%		September 2020
6.50% senior notes(7)	275,000	275,000	6.50%		July 2021
6.00% senior notes(8)	375,000	375,000	6.00%		April 2022
5.25% senior notes(9)	400,000	400,000	5.25%		September 2022
3.125% senior convertible notes(10)	287,500	287,500	3.125%		September 2022
Total unsecured notes	2,507,500	2,507,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,928,372	3,539,991
Debt discounts and deferred financing costs, net	(58,796)	(63,591)
Total debt obligations, net(11)	$3,869,576	$3,476,400
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

(2)
The loan bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.0% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.

(3)	On June 30, 2018, the Company consolidated the Net Lease Venture and recorded $464.7 million to "Debt obligations, net" on the Company's consolidated balance sheet.

(4)	As of June 30, 2018, the weighted average interest rate of these loans is 4.6%, inclusive of the effect interest rate swaps.

(5)	The Company can prepay these senior notes without penalty. In July 2018, the Company redeemed $273.0 million of the 5.00% senior notes.

(6)	The Company can prepay these senior notes without penalty beginning June 15, 2020.

(7)	The Company can prepay these senior notes without penalty beginning July 1, 2020.

(8)	The Company can prepay these senior notes without penalty beginning April 1, 2021.

(9)	The Company can prepay these senior notes without penalty beginning September 15, 2021.

(10)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at a conversion rate of 64.36 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $15.54 per share, at any time prior to the close of business on the business day immediately preceding September 15, 2022. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance in September 2017, the Company valued the debt component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the debt component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of June 30, 2018, the carrying value of the 3.125% Convertible Notes was $259.6 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $22.9 million, net of fees. During the three and six months ended June 30, 2018, the Company recognized $2.2 million and $4.5 million, respectively, of contractual interest and $1.2 million and $2.3 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate was 5.2%.

(11)
The Company capitalized interest relating to development activities of $2.1 million and $4.5 million during the three and six months ended June 30, 2018, respectively, and $2.0 million and $4.0 million during the three and six months ended June 30, 2017, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of June 30, 2018, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt(1)	Secured Debt	Total
2018 (remaining six months)	$—	$90,186	$90,186
2019	770,000	1,054	771,054
2020	400,000	—	400,000
2021	275,000	269,647	544,647
2022	1,062,500	57,992	1,120,492
Thereafter	100,000	901,993	1,001,993
Total principal maturities	2,607,500	1,320,872	3,928,372
Unamortized discounts and deferred financing costs, net	(48,784)	(10,012)	(58,796)
Total debt obligations, net	$2,558,716	$1,310,860	$3,869,576
_______________________________________________________________________________

(1)	In July 2018, the Company redeemed $273.0 million of senior notes.

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
2016 Senior Term Loan—In June 2016, the Company entered into a senior term loan of $450.0 million (the "2016 Senior Term Loan"). In August 2016, the Company upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Term Loan was issued at 99% of par and the upsize was issued at par. In September 2017, the Company reduced, repriced and extended the 2016 Senior Term Loan to $400.0 million priced at LIBOR plus 3.00% with a 0.75% LIBOR floor and maturing in October 2021. In June 2018, the Company increased the 2016 Senior Term Loan to $650.0 million, re-priced at LIBOR plus 2.75% and extended its maturity to June 2023. The facility was also modified to permit substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. This modification eliminates the mandatory amortization upon payoff or sale of collateral which existed prior to the upsize and broadens the types of collateral permitted under the facility. The Company may make optional prepayments, subject to prepayment fees, and is required to repay 0.25% of the principal amount on the first business day of each quarter.
During the three and six months ended June 30, 2018, repayments of the 2016 Senior Term Loan prior to its modification and the modification and upsize of the 2016 Senior Term Loan resulted in losses on early extinguishment of debt of $2.2 million and $2.5 million, respectively.
2015 Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). In September 2017, the Company upsized the 2015 Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. This facility is secured by a pledge of the equity interest in a pool of assets which provide asset value coverage for borrowings under the facility. Borrowings under this credit facility bear interest at a floating rate indexed

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.30% to 0.50%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021. During the six months ended June 30, 2018, the Company repaid from cash on hand the $325.0 million outstanding on the 2015 Revolving Credit Facility and as of June 30, 2018, based on the Company's borrowing base of assets, the Company had $325.0 million of borrowing capacity available under the 2015 Revolving Credit Facility.
Unsecured Notes—In September 2017, the Company issued $400.0 million principal amount of 4.625% senior unsecured notes due September 2020, $400.0 million principal amount of 5.25% senior unsecured notes due September 2022 and $250.0 million of 3.125% Convertible Notes due September 2022. The Company incurred approximately $18.6 million in fees related to these offerings, all of which was capitalized in "Debt obligations, net" on the Company's consolidated balance sheets. Proceeds from these offerings, together with cash on hand, were used to repay in full the $550.0 million principal amount outstanding of the 4.0% senior unsecured notes due November 2017, the $300.0 million principal amount outstanding of the 7.125% senior unsecured notes due February 2018 and the $300.0 million principal amount outstanding of the 4.875% senior unsecured notes due July 2018. In addition, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes.

Collateral Assets—The carrying value of the Company's assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	June 30, 2018		December 31, 2017
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,583,330	$331,669	$795,321	$486,710
Real estate available and held for sale	—	37,597	20,069	48,519
Land and development, net	10,100	631,527	25,100	835,211
Loans receivable and other lending investments, net(2)(3)	523,425	528,812	194,529	1,021,340
Other investments	—	293,017	—	321,241
Cash and other assets	—	1,418,055	—	898,252
Total	$2,116,855	$3,240,677	$1,035,019	$3,611,273
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of June 30, 2018, Collateral Assets includes $423.6 million carrying value of assets held by entities pledged as collateral for the $325.0 million 2015 Revolving Credit Facility that is fully undrawn as of June 30, 2018.

(2)	As of June 30, 2018 and December 31, 2017, the amounts presented exclude general reserves for loan losses of $14.1 million and $17.5 million, respectively.

(3)	As of June 30, 2018 and December 31, 2017, the amounts presented exclude loan participations of $14.7 million and $102.3 million, respectively.

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

The Company's 2016 Senior Term Loan and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Term Loan requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Revolving Credit Facility is secured

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

by a borrowing base of assets and requires the Company to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, the Company has the option to pay down outstanding borrowings or substitute assets in the borrowing base. The Company may not pay common dividends if it ceases to qualify as a REIT. In June 2018, the Company amended the terms of the 2016 Senior Term Loan and the 2015 Revolving Credit Facility to include the ability to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations.

The Company's 2016 Senior Term Loan and the 2015 Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.
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

As of June 30, 2018, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$505,345	$9,774	$15,024	$530,143
Strategic Investments	—	—	9,322	9,322
Total	$505,345	$9,774	$24,346	$539,465
_______________________________________________________________________________

(1)	Excludes $35.1 million of commitments on loan participations sold that are not the obligation of the Company.

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including foreclosure-related proceedings. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 12—Derivatives
The Company's use of derivative financial instruments has historically been limited to the utilization of interest rate swaps, interest rate caps and foreign exchange contracts. The principal objective of such financial instruments is to minimize the risks and/or costs associated with the Company's operating and financial structure and to manage its exposure to interest rates and foreign exchange rates. The Company may have derivatives that are not designated as hedges because they do not meet the strict hedge accounting requirements. Although not designated as hedges, such derivatives are entered into to manage the Company's exposure to interest rate movements, foreign exchange rate movements and other identified risks.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets ($ in thousands)(1):

	Derivative Assets as of		Derivative Liabilities as of
	June 30, 2018		June 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Other assets	$8,120	Other liabilities	$(1,150)
Total		$8,120		$(1,150)
_________________________________________________________

(1)
The Company did not directly own any derivative financial instruments as of December 31, 2017. On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7), including all derivative financial instruments of the venture. Over the next 12 months, the Company expects that $0.4 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a reduction to interest expense. As of June 30, 2018, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended June 30, 2018
Interest rate swaps	Earnings from equity method investments	$1,157	$81
Interest rate swaps	Interest expense	(1,150)	—

For the Three Months Ended June 30, 2017
Interest rate swaps	Interest Expense	(44)	384
Interest rate cap	Earnings from equity method investments	(9)	(9)
Interest rate swap	Earnings from equity method investments	(93)	(62)
Foreign exchange contracts	Earnings from equity method investments	(70)	—

For the Six Months Ended June 30, 2018
Interest rate swaps	Earnings from equity method investments	3,508	90
Interest rate swaps	Interest expense	(1,150)	—

For the Six Months Ended June 30, 2017
Interest rate swaps	Interest Expense	424	355
Interest rate cap	Earnings from equity method investments	(14)	(14)
Interest rate swap	Earnings from equity method investments	(15)	(150)
Foreign exchange contracts	Earnings from equity method investments	(369)	—

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Interest rate cap	Other Expense	$—	$(41)	$—	$6
Foreign exchange contracts	Other Expense	—	(645)	—	(769)
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of June 30, 2018 and December 31, 2017:

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

(2)
The Company declared and paid dividends of $4.0 million, $3.1 million and $4.7 million on its Series D, G and I Cumulative Redeemable Preferred Stock during the six months ended June 30, 2018 and 2017, respectively. The Company declared and paid dividends of $4.5 million on its Series J Convertible Perpetual Preferred Stock during the six months ended June 30, 2018 and 2017. The Company declared and paid dividends of $5.5 million and $3.9 million on its Series E and F Cumulative Redeemable Preferred Stock, respectively, during the six months ended June 30, 2017. The Company redeemed all of its issued and outstanding Series E and F Cumulative Redeemable Preferred Stock in October 2017. The character of the 2017 dividends was 100% capital gain distribution, of which 27.90% represented unrecaptured section 1250 gain and 72.10% represented long term capital gain. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2016, the Company had $948.8 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2036 if unused. The Company estimates that the amount of NOL carryforwards as of December 31, 2017 will be approximately $588 million; however, the actual NOL carryforward as of December 31, 2017 will be determined upon filing the Company's 2017 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Term Loan and the 2015 Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company did not declare or pay any common stock dividends for the six months ended June 30, 2018 and 2017.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2018, the Company repurchased 0.8 million shares of its outstanding common stock for $8.3 million, representing an average cost of $10.22 per share. No common stock was repurchased during the three months ended June 30, 2018. As of June 30, 2018, the Company had remaining authorization to repurchase up to $41.7 million of common stock under its stock repurchase program.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	June 30, 2018	December 31, 2017
Unrealized gains on available-for-sale securities	$655	$1,335
Unrealized gains on cash flow hedges	1,311	707
Unrealized losses on cumulative translation adjustment	(4,199)	(4,524)
Accumulated other comprehensive income (loss)	$(2,233)	$(2,482)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $3.5 million and $12.6 million for the three and six months ended June 30, 2018, respectively, and $3.9 million and $9.8 million for the three and six months ended June 30, 2017, respectively, in "General and administrative" in the Company's consolidated statements of operations.
Performance Incentive Plans—The Company's Performance Incentive Plan ("iPIP") is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plan. The fair value of points is determined using a model that forecasts the Company's projected investment performance. iPIP is a liability-classified award, which will be remeasured each reporting period at fair value until the awards are settled. The following is a summary of the status of the Company’s iPIP points and changes during the six months ended June 30, 2018 and the year ended December 31, 2017.

	Six Months Ended June 30, 2018			Year Ended December 31, 2017
	iPIP Investment Pool			iPIP Investment Pool
	2013-2014	2015-2016	2017-2018	2013-2014	2015-2016	2017-2018
Points at beginning of period	86.57	84.16	40.97	92.00	74.10	0
Granted	0.50	—	49.08	5.00	17.88	41.68
Forfeited	(0.15)	(0.89)	(4.56)	(10.43)	(7.82)	(0.71)
Points at end of period	86.92	83.27	85.49	86.57	84.16	40.97
During the six months ended June 30, 2018, the Company made initial distributions to participants in the 2013-2014 investment pool following a determination that, as of December 31, 2017, the Company had realized a return of all invested capital in the assets included in the 2013-2014 investment pool, together with a return based on leverage and a preferred return hurdle of 9.0%. After the amount distributable to participants was reduced based on the Company's total shareholder return in accordance with the provisions of the iPIP, iPIP participants received total distributions in the amount of $13.6 million as compensation, comprised of $6.8 million in cash and 595,869 shares of the Company's common stock, with a fair value of $6.8 million or $11.41 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 328,074 shares of the Company's common stock were issued. As of June 30, 2018 and December 31, 2017, the Company had accrued compensation costs relating to iPIP of $34.3 million and $38.1 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of June 30, 2018, an aggregate of 2.7 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Restricted Share Issuances—During the six months ended June 30, 2018, the Company granted 213,609 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 135,503 shares were issued net of required, statutory minimum tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.
Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the six months ended June 30, 2018 and the year ended December 31, 2017, are as follows (in thousands):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Nonvested at beginning of period	282	290
Granted	264	116
Vested	(40)	(75)
Forfeited	(49)	(49)
Nonvested at end of period	457	282

As of June 30, 2018, there was $2.9 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 2.0 years.
Directors' Awards—During the six months ended June 30, 2018, the Company awarded to non-employee Directors 67,631 restricted shares of common stock at a fair value of $10.65 at the time of grant. The restricted shares have a vesting term of one year. As of June 30, 2018, a combined total of 236,996 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $2.6 million.

401(k) Plan—The Company made contributions of $0.1 million and $0.8 million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.8 million for the three and six months ended June 30, 2017, respectively.

Note 15—Earnings Per Share

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share ("EPS") calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations	$3,611	$76,117	$21,589	$47,869
Income from sales of real estate	56,895	844	73,943	8,954
Net income attributable to noncontrolling interests	(9,509)	(5,710)	(9,604)	(4,610)
Preferred dividends	(8,124)	(12,830)	(16,248)	(25,660)
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders for basic earnings per common share	$42,873	$58,421	$69,680	$26,553
Add: Effect of joint venture shares	—	5	—	9
Add: Effect of Series J convertible perpetual preferred stock	2,250	2,250	4,500	4,500
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders for diluted earnings per common share	$45,123	$60,676	$74,180	$31,062

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders	$42,873	$58,421	$69,680	$26,553
Income from discontinued operations	—	173	—	4,939
Gain from discontinued operations	—	123,418	—	123,418
Income tax expense from discontinued operations	—	(4,545)	—	(4,545)
Net income attributable to iStar Inc. and allocable to common shareholders	$42,873	$177,467	$69,680	$150,365

Numerator for diluted earnings per share:
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders	$45,123	$60,676	$74,180	$31,062
Income from discontinued operations	—	173	—	4,939
Gain from discontinued operations	—	123,418	—	123,418
Income tax expense from discontinued operations	—	(4,545)	—	(4,545)
Net income attributable to iStar Inc. and allocable to common shareholders	$45,123	$179,722	$74,180	$154,874

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	67,932	72,142	67,922	72,104
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	127	120	125	119
Add: Effect of joint venture shares	—	298	—	298
Add: Effect of series J convertible perpetual preferred stock	15,635	15,635	15,635	15,635
Weighted average common shares outstanding for diluted earnings per common share	83,694	88,195	83,682	88,156

Basic earnings per common share:
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders	$0.63	$0.81	$1.03	$0.37
Income from discontinued operations	—	—	—	0.07
Gain from discontinued operations	—	1.71	—	1.71
Income tax expense from discontinued operations	—	(0.06)	—	(0.06)
Net income attributable to iStar Inc. and allocable to common shareholders	$0.63	$2.46	$1.03	$2.09

Diluted earnings per common share:
Income from continuing operations attributable to iStar Inc. and allocable to common shareholders	$0.54	$0.69	$0.89	$0.35
Income from discontinued operations	—	—	—	0.06
Gain from discontinued operations	—	1.40	—	1.40
Income tax expense from discontinued operations	—	(0.05)	—	(0.05)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to iStar Inc. and allocable to common shareholders	$0.54	$2.04	$0.89	$1.76

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2018
Recurring basis:
Derivative assets(1)	$8,120	$—	$8,120	$—
Derivative liabilities(1)	1,150	—	1,150	—
Available-for-sale securities(1)	21,840	$—	$—	21,840
Non-recurring basis:
Impaired real estate(2)	5,632	—	—	5,632
Impaired land and development(3)	8,873	—	—	8,873
Debt security(4)	77,007	—	—	77,007

As of December 31, 2017
Recurring basis:
Available-for-sale securities(1)	$22,842	$—	$—	$22,842
Non-recurring basis:
Impaired real estate(5)	12,400	—	—	12,400
Impaired real estate available and held for sale(6)	800	—	—	800
Impaired land and development(7)	21,400	—	—	21,400
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

(2)	The Company recorded an impairment on a net lease asset with a fair value of $5.6 million due to the exercise of a below-market lease renewal option related to a net lease asset.

(3)	The Company recorded an impairment on a land and development asset with a fair value of $8.9 million based on market comparable sales.

(4)
In connection with the resolution of a non-performing loan, the Company received a preferred equity position with a face value of $100.0 million that is mandatorily redeemable in five years. The Company recorded the preferred equity position at its fair value of $77.0 million based on a discount rate of 7.375%.

(5)	The Company recorded an impairment on a real estate asset with a fair value of $12.4 million based on market comparable sales.

(6)	The Company recorded an impairment on a residential real estate asset available and held for sale based on market comparable sales.

(7)	The Company recorded an impairment on a land and development asset with a fair value of $21.4 million based on a discount rate of 6% and a 10 year holding period.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the six months ended June 30, 2018 and 2017 ($ in thousands):

	2018	2017
Beginning balance	$22,842	$21,666
Repayments	(46)	(10)
Unrealized gains (losses) recorded in other comprehensive income	(956)	566
Ending balance	$21,840	$22,222
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.1 billion and $3.9 billion, respectively, as of June 30, 2018 and $1.3 billion and $3.7 billion, respectively, as of December 31, 2017. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, is included in the fair value hierarchy table above.
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
The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended June 30, 2018:
Operating lease income	$—	$29,310	$15,199	$100	$—	$44,609
Interest income	25,212	—	—	—	—	25,212
Other income	3,133	698	13,351	1,313	2,328	20,823
Land development revenue	—	—	—	80,927	—	80,927
Earnings (losses) from equity method investments	—	2,694	(1,316)	1,023	(9,679)	(7,278)
Gain on consolidation of equity method investment	—	67,877	—	—	—	67,877
Income from sales of real estate	—	24,493	32,402	—	—	56,895
Total revenue and other earnings	28,345	125,072	59,636	83,363	(7,351)	289,065
Real estate expense	—	(3,433)	(23,818)	(9,792)	—	(37,043)
Land development cost of sales	—	—	—	(83,361)	—	(83,361)
Other expense	(290)	—	—	—	(3,426)	(3,716)
Allocated interest expense	(10,648)	(13,591)	(4,578)	(5,308)	(9,047)	(43,172)
Allocated general and administrative(2)	(3,852)	(4,853)	(1,975)	(3,747)	(5,298)	(19,725)
Segment profit (loss)(3)	$13,555	$103,195	$29,265	$(18,845)	$(25,122)	$102,048
Other significant items:
Provision for loan losses	$18,892	$—	$—	$—	$—	$18,892
Impairment of assets	—	4,342	446	1,300	—	6,088
Depreciation and amortization	—	6,341	3,738	318	370	10,767
Capitalized expenditures	—	720	4,623	42,603	—	47,946

Three Months Ended June 30, 2017:
Operating lease income	$—	$30,852	$15,940	$210	$—	$47,002
Interest income	28,645	—	—	—	—	28,645
Other income	479	550	13,333	123,871	1,277	139,510
Land development revenue	—	—	—	132,710	—	132,710
Earnings from equity method investments	—	1,080	469	3,606	360	5,515
Income from discontinued operations	—	173	—	—	—	173
Gain from discontinued operations	—	123,418	—	—	—	123,418
Income from sales of real estate	—	—	844	—	—	844

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Total revenue and other earnings	29,124	156,073	30,586	260,397	1,637	477,817
Real estate expense	—	(4,064)	(22,653)	(7,967)	—	(34,684)
Land development cost of sales	—	—	—	(122,466)	—	(122,466)
Other expense	(399)	—	—	—	(15,877)	(16,276)
Allocated interest expense	(10,508)	(13,669)	(5,006)	(7,122)	(12,502)	(48,807)
Allocated general and administrative(2)	(4,691)	(5,921)	(2,364)	(5,004)	(5,323)	(23,303)
Segment profit (loss)(3)	$13,526	$132,419	$563	$117,838	$(32,065)	$232,281
Other significant items:
Recovery of loan losses	$(600)	$—	$—	$—	$—	$(600)
Impairment of assets	—	219	—	10,065	—	10,284
Depreciation and amortization	—	7,400	4,923	521	327	13,171
Capitalized expenditures	—	917	8,355	30,286	—	39,558

Six Months Ended June 30, 2018
Operating lease income	$—	$59,036	$31,016	$355	$—	$90,407
Interest income	51,909	—	—	—	—	51,909
Other income	3,516	1,746	25,496	1,784	3,600	36,142
Land development revenue	—	—	—	357,356	—	357,356
Earnings (losses) from equity method investments	—	6,252	(2,591)	2,566	(10,173)	(3,946)
Gain on consolidation of equity method investment	—	67,877	—	—	—	67,877
Income from sales of real estate	—	24,907	49,036	—	—	73,943
Total revenue and other earnings	55,425	159,818	102,957	362,061	(6,573)	673,688
Real estate expense	—	(7,411)	(45,443)	(20,370)	—	(73,224)
Land development cost of sales	—	—	—	(306,768)	—	(306,768)
Other expense	(690)	—	—	—	(4,192)	(4,882)
Allocated interest expense	(22,413)	(27,792)	(10,106)	(11,781)	(16,261)	(88,353)
Allocated general and administrative(2)	(7,821)	(9,439)	(4,018)	(7,552)	(10,618)	(39,448)
Segment profit (loss)(3)	$24,501	$115,176	$43,390	$15,590	$(37,644)	$161,013
Other significant non-cash items:
Provision for loan losses	$18,037	$—	$—	$—	$—	$18,037
Impairment of assets	—	4,342	4,546	1,300	—	10,188
Depreciation and amortization	—	12,652	7,664	832	730	21,878
Capitalized expenditures	—	1,198	12,324	74,050	—	87,572

Six Months Ended June 30, 2017:
Operating lease income	$—	$62,104	$31,929	$316	$—	$94,349
Interest income	57,703	—	—	—	—	57,703
Other income	556	1,056	23,688	124,256	1,818	151,374
Land development revenue	—	—	—	152,760	—	152,760
Earnings (losses) from equity method investments	—	2,062	1,101	7,448	606	11,217
Income from discontinued operations	—	4,939	—	—	—	4,939
Gain from discontinued operations	—	123,418	—	—	—	123,418
Income from sales of real estate	—	6,212	2,742	—	—	8,954
Total revenue and other earnings	58,259	199,791	59,460	284,780	2,424	604,714

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Real estate expense	—	(8,640)	(44,171)	(17,463)	—	(70,274)
Land development cost of sales	—	—	—	(138,376)	—	(138,376)
Other expense	(1,004)	—	—	—	(17,141)	(18,145)
Allocated interest expense	(22,396)	(29,404)	(10,612)	(15,240)	(22,300)	(99,952)
Allocated general and administrative(2)	(8,287)	(10,563)	(4,119)	(8,930)	(10,697)	(42,596)
Segment profit (loss)(3)	$26,572	$151,184	$558	$104,771	$(47,714)	$235,371
Other significant non-cash items:
Recovery of loan losses	$(5,528)	$—	$—	$—	$—	$(5,528)
Impairment of assets	—	219	4,413	10,064	—	14,696
Depreciation and amortization	—	15,039	8,962	791	659	25,451
Capitalized expenditures	—	1,687	16,566	56,879	—	75,132

As of June 30, 2018
Real estate
Real estate, net	$—	$1,532,589	$382,410	$—	$—	$1,914,999
Real estate available and held for sale	—	—	37,597	—	—	37,597
Total real estate	—	1,532,589	420,007	—	—	1,952,596
Land and development, net	—	—	—	641,627	—	641,627
Loans receivable and other lending investments, net	1,052,872	—	—	—	—	1,052,872
Other investments	—	147,512	62,024	76,693	6,788	293,017
Total portfolio assets	$1,052,872	$1,680,101	$482,031	$718,320	$6,788	3,940,112
Cash and other assets						1,418,055
Total assets						$5,358,167

As of December 31, 2017
Real estate
Real estate, net	$—	$815,783	$466,248	$—	$—	$1,282,031
Real estate available and held for sale	—	—	68,588	—	—	68,588
Total real estate	—	815,783	534,836	—	—	1,350,619
Land and development, net	—	—	—	860,311	—	860,311
Loans receivable and other lending investments, net	1,300,655	—	—	—	—	1,300,655
Other investments	—	205,007	38,761	63,855	13,618	321,241
Total portfolio assets	$1,300,655	$1,020,790	$573,597	$924,166	$13,618	3,832,826
Cash and other assets						898,252
Total assets						$4,731,078
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

(2)
General and administrative excludes stock-based compensation expense of $3.5 million and $12.6 million for the three and six months ended June 30, 2018, respectively, and $3.9 million and $9.8 million for the three and six months ended June 30, 2017, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Segment profit	$102,048	$232,281	$161,013	$235,371
Add: (Provision for) recovery of loan losses	(18,892)	600	(18,037)	5,528
Less: Impairment of assets	(6,088)	(10,284)	(10,188)	(14,696)
Less: Stock-based compensation expense	(3,503)	(3,915)	(12,593)	(9,796)
Less: Depreciation and amortization	(10,767)	(13,171)	(21,878)	(25,451)
Less: Income tax expense	(128)	(1,644)	(249)	(2,251)
Less: Income tax expense from discontinued operations	—	(4,545)	—	(4,545)
Less: Loss on early extinguishment of debt, net	(2,164)	(3,315)	(2,536)	(3,525)
Net income	$60,506	$196,007	$95,532	$180,635

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
Introduction
iStar Inc. ("iStar") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. We also provide management services for our ground lease ("Ground Lease") equity method investment and our net lease ventures. We have invested approximately $40 billion of capital over the past two decades and are structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. Our primary business segments are real estate finance, net lease, operating properties and land and development.
Executive Overview

We continue to focus on our net lease and real estate finance businesses to find selective investment opportunities in these core businesses. We also continue to make significant progress in monetizing our commercial and residential operating properties as well as our land portfolio. In our continuing effort to find untapped investment opportunities in real estate, in 2017 we conceived and ultimately launched Safety, Income & Growth Inc. ("SAFE"), a new, publicly-traded REIT focused exclusively on the Ground Lease asset class.
Operating Results
For the three months ended June 30, 2018, we recorded net income allocable to common shareholders of $42.9 million, compared to net income of $177.5 million during the same period in the prior year. Adjusted income allocable to common shareholders for the three months ended June 30, 2018 was $43.6 million, compared to $198.4 million during the same period in the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income).
During the three months ended June 30, 2018, we completed the sales of two operating properties and one net lease asset. Our proceeds from these sales totaled $184.9 million and we recognized $56.7 million of gains related to these sales. We also gained control of our Net Lease Venture, which resulted in us consolidating the assets and liabilities of the Net Lease Venture and recording a gain of $67.9 million as a result of its consolidation. During the three months ended June 30, 2017, institutional investors acquired a controlling interest in our ground lease business through the merger of our subsidiary and other related transactions. We recognized a gain of $123.4 million from these transactions (refer to Note 4). During the three months ended June 30, 2017, we also received a judgment in our favor relating to litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland, which resulted in $123.4 million of other income.
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

Capital Markets Activity
During the three months ended June 30, 2018, we re-priced, amended and extended the 2016 Senior Term Loan. The principal amount of the 2016 Senior Term Loan was increased to $650.0 million from $377.0 million, the annual interest rate was reduced to LIBOR plus 2.75% from LIBOR plus 3.00% and the maturity date was extended to June 2023 from October 2021. The 2016 Senior Term Loan was priced at 99.875% and call protection for lenders was reset for six months.
The 2016 Senior Term Loan is collateralized by the pledge of stock of entities that own existing and new assets, with asset addition and substitution flexibility within specified parameters. In addition, the 2016 Senior Term Loan permits us to pay common dividends with no restrictions so long as we are not in default on any of our debt obligations. A corresponding amendment of the dividend restrictions in the 2015 Revolving Credit Facility was entered into concurrently with the 2016 Senior Term Loan. Proceeds from the 2016 Senior Term Loan were used to repay the outstanding current 2016 Senior Term Loan balance and to redeem in July 2018, $273.0 million of the $770.0 million of senior unsecured notes due July 2019.
As of June 30, 2018, we had $1,039.6 million of cash, of which $273.0 million was used to redeem senior unsecured notes in July 2018. We expect to use our unrestricted cash balance primarily to fund future investment activities and for general working capital needs. In addition, we have additional borrowing capacity under the 2015 Revolving Credit Facility (refer to Note 10) of $325.0 million at June 30, 2018.
Portfolio Overview

As of June 30, 2018, based on our gross book value, including the carrying value of our equity method investments gross of accumulated depreciation, our total investment portfolio has the following characteristics:

As of June 30, 2018, based on our gross book value, including the carrying value of our equity method investments gross of accumulated depreciation, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$85,344	$1,192,922	$127,351	$—	$1,405,617	31.4%
Land and Development	87,331	—	—	726,476	813,807	18.3%
Entertainment / Leisure	—	699,364	27,172	—	726,536	16.2%
Hotel	261,118	—	84,161	—	345,279	7.7%
Condominium	263,589	—	36,652	—	300,241	6.7%
Mixed Use / Mixed Collateral	171,859	—	97,410	—	269,269	6.0%
Retail	24,324	—	165,025	—	189,349	4.2%
Ground Leases	—	165,543	—	—	165,543	3.7%
Multifamily	114,135	—	21,257	—	135,392	3.0%
Other Property Types	59,272	57,348	—	—	116,620	2.6%
Strategic Investments	—	—	—	—	6,788	0.2%
Total	$1,066,972	$2,115,177	$559,028	$726,476	$4,474,441	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$567,250	$627,219	$75,048	$302,699	$1,572,216	35.1%
West	113,041	378,517	47,218	131,739	670,515	14.9%
Southeast	100,328	300,854	145,130	100,321	646,633	14.5%
Mid-Atlantic	—	371,364	35,837	130,882	538,083	12.0%
Southwest	78,444	226,118	149,518	29,333	483,413	10.8%
Central	104,884	204,236	106,277	31,502	446,899	10.0%
Various(1)	103,025	6,869	—	—	109,894	2.5%
Strategic Investments(1)	—	—	—	—	6,788	0.2%
Total	$1,066,972	$2,115,177	$559,028	$726,476	$4,474,441	100.0%
_______________________________________________________________________________
(1)Combined, strategic investments and the various category include $7.7 million of international assets.
Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of June 30, 2018, our real estate finance portfolio, including securities, totaled $1.1 billion, exclusive of general loan loss reserves. The portfolio, excluding securities, included $921.9 million of performing loans with a weighted average maturity of 1.8 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	June 30, 2018
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	39	$921,934	$(14,100)	$907,834	97.1%	1.5%
Non-performing loans	3	67,068	(40,395)	26,673	2.9%	60.2%
Total	42	$989,002	$(54,495)	$934,507	100.0%	5.5%

	December 31, 2017
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	36	$1,051,691	$(17,500)	$1,034,191	85.4%	1.7%
Non-performing loans	5	237,877	(60,989)	176,888	14.6%	25.6%
Total	41	$1,289,568	$(78,489)	$1,211,079	100.0%	6.1%

Performing Loans—The table below summarizes our performing loans exclusive of reserves ($ in thousands):

	June 30, 2018	December 31, 2017
Senior mortgages	$782,124	$709,809
Corporate/Partnership loans	129,988	332,387
Subordinate mortgages	9,822	9,495
Total	$921,934	$1,051,691

Weighted average LTV	59%	67%
Yield	9.7%	9.8%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2018, we had non-performing loans with an aggregate carrying value of $26.7 million compared to non-performing loans with an aggregate carrying value of $176.9 million as of December 31, 2017. In the second quarter 2018, we resolved a non-performing loan with a carrying value of $145.8 million. We received a $45.8 million cash payment and a preferred equity position with a face value of $100.0 million that is mandatorily redeemable in five years. We recorded the preferred equity at its fair value of $77.0 million and will accrue interest over the expected duration of the position. In addition, we recorded a $21.4 million loan loss provision and simultaneously charged-off of the remaining unpaid balance. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $54.5 million as of June 30, 2018, or 5.5% of total loans, compared to $78.5 million or 6.1% as of December 31, 2017. For the six months ended June 30, 2018, the provision for loan losses included $21.4 million resulting from the resolution of a non-performing loan partially offset by a $2.5 million decrease (benefit) in the general reserve due to an overall improvement in the risk ratings. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2018, asset-specific reserves decreased to $40.4 million compared to $61.0 million as of December 31, 2017.

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

The general reserve decreased to $14.1 million or 1.5% of performing loans as of June 30, 2018, compared to $17.5 million or 1.7% of performing loans as of December 31, 2017. The decrease was primarily attributable to an overall improvement in the risk ratings.

Net Lease

Our net lease business seeks to create stable cash flows through long-term net leases primarily to single tenants on our properties. We target mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. We invested in new net lease investments primarily through our Net Lease Venture, in which we hold a 51.9% interest. The Net Lease Venture's investment period expired on June 30, 2018 and the remaining term of the venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of us and our partner. We obtained control over the Net Lease Venture when the investment period expired on June 30, 2018 and consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment. We recorded a gain of $67.9 million as a result of the consolidation.

In July 2018, we entered into a new venture ("Net Lease Venture II") with similar investment strategies as the Net Lease Venture (refer to Note 7). The Net Lease Venture II has a right of first offer on all new net lease investments originated by us. We have an equity interest in the new venture of approximately 51.9%, which will be accounted for as an equity method investment, and are responsible for managing the venture in exchange for a management fee and incentive fee.

In June 2018, we sold two industrial facilities to a third-party and simultaneously structured and entered into two Ground Leases. We then sold the two Ground Leases to SAFE. Net proceeds from the transactions totaled $36.1 million and we recognized a $24.5 million gain on sale.
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

As of June 30, 2018, our consolidated net lease portfolio totaled $2.0 billion. Our net lease portfolio, including the carrying value of our equity method investment in SAFE gross of accumulated depreciation, totaled $2.1 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate(1)	SAFE
Ownership %	100.0%	39.8%
Gross book value (millions)(2)	$1,963	$631

Occupancy	98.7%	100.0%
Square footage (thousands)	16,496	1,793
Weighted average lease term (years)	14.7	73.7
Weighted average yield	9.0%
_______________________________________________________________________________
(1)The Net Lease Venture is consolidated in our GAAP financial statements.
(2)Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us.

Operating Properties

During the three months ended June 30, 2018, we completed the sales of two operating properties. Our proceeds from these sales totaled $148.9 million and we recognized $32.2 million of gains related to these sales.

Our commercial operating properties represent a diverse pool of assets across a broad range of geographies and collateral types including office, retail and hotel properties. As of June 30, 2018, our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $559.0 million. The table below provides certain statistics for our operating properties portfolio.

	Gross Book Value (in millions)(1)	Properties	Occupancy	Yield	Square Feet (in thousands)
Legacy Commercial Assets	$472	19	81%	6.6%	2,852
Legacy Residential Assets	37
New Strategic Commercial Assets	50
Total Operating Properties	$559
_______________________________________________________________________________

(1)	Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us.

Land and Development

As of June 30, 2018, our land and development portfolio, exclusive of accumulated depreciation and including equity method investments, totaled $726.5 million, with five projects in production, seven in development and 13 in the pre-development phase. These projects are collectively entitled for approximately 9,900 lots and units. The following tables present certain statistics for our land and development portfolio.

Land and Development Portfolio Rollforward
(in millions)
	Six Months Ended June 30,
	2018	2017
Beginning balance(1)	$860.3	$945.6
Asset sales(2)	(268.5)	(133.8)
Asset transfers in (out)(3)	(21.3)	—
Capital expenditures(4)	74.1	56.9
Other	(3.0)	(13.2)
Ending balance(1)	$641.6	$855.5
_______________________________________________________________________
(1)As of June 30, 2018 and December 31, 2017, excludes $76.7 million and $63.9 million, respectively, of equity method investments.

(2)
Represents gross book value of the assets sold, rather than proceeds received. During the six months ended June 30, 2018, we received approximately $253.4 million in gross proceeds in connection with the sale of two land parcels totaling 93 acres in San Jose, CA and San Pedro, CA. We also completed the monetization of a 785 acre master planned community entitled for 1,458 single family lots in Riverside County, California.

(3)Assets transferred into land and development segment or out to another segment.

(4)	During the six months ended June 30, 2018 and 2017, includes $52.2 million and $22.5 million, respectively, of capital expenditures at a luxury residential oceanfront development.

Land and Development Statistics
(in millions)
	Six Months Ended June 30,
	2018	2017
Land development revenue(1)	$357.4	$152.8
Land development cost of sales(1)	306.8	138.4
Gross profit	$50.6	$14.4
Earnings from land and development equity method investments	2.6	7.4
Total	$53.2	$21.8
_______________________________________________________________________

(1)
During the six months ended June 30, 2018, we recognized approximately $253.4 million in land development revenue and $205.8 million in land development cost of sales in connection with the sale of two land parcels totaling 93 acres in San Jose, CA and San Pedro, CA.

Results of Operations for the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Operating lease income	$44,609	$47,002	$(2,393)	(5)%
Interest income	25,212	28,645	(3,433)	(12)%
Other income	20,823	139,510	(118,687)	(85)%
Land development revenue	80,927	132,710	(51,783)	(39)%
Total revenue	171,571	347,867	(176,296)	(51)%
Interest expense	43,172	48,807	(5,635)	(12)%
Real estate expense	37,043	34,684	2,359	7%
Land development cost of sales	83,361	122,466	(39,105)	(32)%
Depreciation and amortization	10,767	13,171	(2,404)	(18)%
General and administrative	23,228	27,218	(3,990)	(15)%
Provision for (recovery of) loan losses	18,892	(600)	19,492	>(100%)
Impairment of assets	6,088	10,284	(4,196)	(41)%
Other expense	3,716	16,276	(12,560)	(77)%
Total costs and expenses	226,267	272,306	(46,039)	(17)%
Loss on early extinguishment of debt, net	(2,164)	(3,315)	1,151	(35)%
Earnings (losses) from equity method investments	(7,278)	5,515	(12,793)	>(100%)
Gain on consolidation of equity method investment	67,877	—	67,877	100%
Income tax expense	(128)	(1,644)	1,516	(92)%
Income from discontinued operations	—	173	(173)	(100)%
Gain from discontinued operations	—	123,418	(123,418)	(100)%
Income tax expense from discontinued operations	—	(4,545)	4,545	(100)%
Income from sales of real estate	56,895	844	56,051	>100%
Net income	$60,506	$196,007	$(135,501)	(69)%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $2.4 million, or 5.1%, to $44.6 million during the three months ended June 30, 2018 from $47.0 million for the same period in 2017. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended June 30,
	2018	2017	Change	Reason for Change
Net Lease	$29.3	$30.9	$(1.6)	Sale of net lease assets, partially offset by the execution of new leases.
Operating Properties	15.2	15.9	(0.7)	Modification of leases from base rent to percentage rent and operating property sales.
Land and Development	0.1	0.2	(0.1)	Not meaningful change.
Total	$44.6	$47.0	$(2.4)

The following table shows same store operating lease income, rent per square foot and occupancy for our Net Lease and Operating Properties segments, excluding hotels. Same store assets are defined as assets we owned on or prior to April 1, 2017 and were in service through June 30, 2018 (Operating lease income in millions).

	Three Months Ended June 30,
	2018	2017
Operating lease income
Net Lease	$27.9	$27.0
Operating Properties	$9.8	$10.2

Rent per square foot
Net Lease	$10.21	$9.73
Operating Properties	$34.04	$36.18

Occupancy(1)
Net Lease	98.1%	97.9%
Operating Properties	78.4%	77.5%
______________________________________________________________

(1)	Occupancy is as of June 30, 2018 and 2017.

Interest income decreased $3.4 million, or 12.0%, to $25.2 million during the three months ended June 30, 2018 from $28.6 million for the same period in 2017. The decrease was due primarily to a decrease in the average balance of our performing loans, which decreased to $1.04 billion in 2018 from $1.18 billion in 2017. The weighted average yield on our performing loans was 9.7% for the three months ended June 30, 2018 and 2017.
Other income decreased $118.7 million, or 85.1%, to $20.8 million during the three months ended June 30, 2018 from $139.5 million for the same period in 2017. Other income during the three months ended June 30, 2018 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and interest income on our cash. Other income during the three months ended June 30, 2017 consisted of primarily of interest income and real estate tax reimbursements resulting from the settlement of litigation involving a dispute over the purchase and sale of land and also included income from our hotel properties and other ancillary income from our operating properties. The decrease in 2018 was related primarily to the judgment in our favor in 2017 relating to litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland, which resulted in $123.4 million of other income during the three months ended June 30, 2017.
Land development revenue and cost of sales—During the three months ended June 30, 2018, we sold residential lots and units and recognized land development revenue of $80.9 million which had associated cost of sales of $83.4 million primarily from the monetization of a 785 acre master planned community entitled for 1,458 single family lots in Riverside County, California. During the three months ended June 30, 2017, we sold residential lots and units and one land parcel and recognized land development revenue of $132.7 million which had associated cost of sales of $122.5 million, representing a $10.2 million gross profit. The decrease in 2018 was primarily due to the judgment in our favor in 2017 relating to litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland, which resulted in us recognizing $114.0 million of land development revenue and $106.3 million of land development cost of sales during the three months ended June 30, 2017.
Costs and expenses—Interest expense decreased $5.6 million, or 11.5%, to $43.2 million during the three months ended June 30, 2018 from $48.8 million for the same period in 2017 due to a decrease in the balance of our average outstanding debt, which decreased to $3.18 billion for the three months ended June 30, 2018 from $3.70 billion for the same period in 2017. Our weighted average cost of debt for the three months ended June 30, 2018 and 2017 was 5.7% and 5.5%, respectively.

Real estate expenses increased $2.4 million, or 6.8%, to $37.0 million during the three months ended June 30, 2018 from $34.7 million for the same period in 2017. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended June 30,
	2018	2017	Change	Reason for Change
Net Lease	$3.4	$4.1	$(0.7)	Sale of net lease assets.
Operating Properties	23.8	22.7	1.1	Increase in legal expenses at one of our residential operating properties.
Land and Development	9.8	7.9	1.9	Increase in marketing and other costs at one of our land and development properties.
Total	$37.0	$34.7	$2.3

Depreciation and amortization decreased $2.4 million, or 18.3%, to $10.8 million during the three months ended June 30, 2018 from $13.2 million for the same period in 2017, primarily due to the sale of net lease and commercial operating properties in since July 1, 2017.
General and administrative expenses decreased $4.0 million, or 14.7%, to $23.2 million during the three months ended June 30, 2018 from $27.2 million for the same period in 2017. The following table summarizes our general and administrative expenses for the three months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,
	2018		2017	Change
Payroll and related costs(1)	$15.5		$19.2	$(3.7)
Performance Incentive Plans(2)	2.2	5.0	2.9	(0.7)
Public company costs	1.3		1.3	—
Occupancy costs	1.4		1.3	0.1
Other	2.8		2.5	0.3
Total	$23.2		$27.2	$(4.0)
____________________________________________________

(1)	Decrease primarily related to additional compensation recognized during the three months ended June 30, 2017 in connection with the initial public offering of SAFE (refer to Note 7).

(2)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. Such amounts may increase or decrease over time until the awards are settled. Please refer to Note 14 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The provision for loan losses was $18.9 million during the three months ended June 30, 2018 as compared to a net recovery of loan losses of $0.6 million for the same period in 2017. The provision for loan losses for the three months ended June 30, 2018 was due to a specific reserve of $21.4 million resulting from the resolution of a non-performing loan partially offset by a $2.5 million decrease in the general reserve. The recovery of loan losses for the three months ended June 30, 2017 was due to a reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio.
Impairment of assets was $6.1 million during the three months ended June 30, 2018 and resulted from the exercise of a below-market lease renewal option related to a net lease asset and a land and development asset based upon market comparable sales. During the three months ended June 30, 2017, we recorded an impairment of $10.3 million on a land and development asset due to a change in our exit strategy.
Other expense decreased to $3.7 million during the three months ended June 30, 2018 from $16.3 million for the same period in 2017. The decrease was primarily the result of paying organization and offering costs associated with the initial public offering of SAFE (refer to Note 7) during the three months ended June 30, 2017.
Loss on early extinguishment of debt, net—During the three months ended June 30, 2018 and 2017, we incurred losses on early extinguishment of debt of $2.2 million and $3.3 million, respectively, resulting from the modification and upsize of our 2016 Senior Term Loan in 2018 and repayments of unsecured notes prior to maturity in 2017.
Earnings (losses) from equity method investments—Earnings (losses) from equity method investments decreased $12.8 million to $(7.3) million during the three months ended June 30, 2018 from $5.5 million for the same period in 2017. During the three months ended June 30, 2018, we recognized $2.0 million related to operations at our Net Lease Venture (which is consolidated as of June 30, 2018), $0.7 million from our equity method investment in SAFE and $10.0 million was aggregate losses from our remaining equity method investments inclusive of a $10.0 million impairment on a foreign equity method investment due to local market conditions. During the three months ended June 30, 2017, we recognized $2.4 million from profit participations on a land development venture, $1.2 million related to sales activity on a land development venture, $1.0 million related to operations at our Net Lease Venture and $0.9 million was aggregate income from our remaining equity method investments
Gain on consolidation of equity method investment—On June 30, 2018, we gained control of the Net Lease Venture when its investment period expired. As a result, as of June 30, 2018, we consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment. We recorded a gain of $67.9 million as a result of the consolidation.

Income tax expense—Income tax expense of $0.1 million was recorded during the three months ended June 30, 2018 as compared to $1.6 million for the same period in 2017. The income tax expense for the three months ended June 30, 2018 primarily related to state margins taxes and other minimum state franchise taxes. The income tax expense for the three months ended June 30, 2017 related to federal alternative minimum taxes on REIT taxable income generated by the favorable litigation award over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland.

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

Income from sales of real estate—Income from sales of real estate increased to $56.9 million during the three months ended June 30, 2018 from $0.8 million for the same period in 2017. The following table presents our income from sales of real estate by segment ($ in millions).

	Three Months Ended June 30,
	2018	2017
Net Lease	$24.5	$—
Operating Properties	32.4	0.8
Total	$56.9	$0.8

Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Operating lease income	$90,407	$94,349	$(3,942)	(4)%
Interest income	51,909	57,703	(5,794)	(10)%
Other income	36,142	151,374	(115,232)	(76)%
Land development revenue	357,356	152,760	204,596	>100%
Total revenue	535,814	456,186	79,628	17%
Interest expense	88,353	99,952	(11,599)	(12)%
Real estate expense	73,224	70,274	2,950	4%
Land development cost of sales	306,768	138,376	168,392	>100%
Depreciation and amortization	21,878	25,451	(3,573)	(14)%
General and administrative	52,041	52,392	(351)	(1)%
Provision for (recovery of) loan losses	18,037	(5,528)	23,565	>(100%)
Impairment of assets	10,188	14,696	(4,508)	(31)%
Other expense	4,882	18,145	(13,263)	(73)%
Total costs and expenses	575,371	413,758	161,613	39%
Loss on early extinguishment of debt, net	(2,536)	(3,525)	989	(28)%
Earnings (losses) from equity method investments	(3,946)	11,217	(15,163)	>(100%)
Gain from consolidation of equity method investment	67,877	—	67,877	100%
Income tax expense	(249)	(2,251)	2,002	(89)%
Income from discontinued operations	—	4,939	(4,939)	(100)%
Gain from discontinued operations	—	123,418	(123,418)	(100)%
Income tax expense from discontinued operations	—	(4,545)	4,545	(100)%
Income from sales of real estate	73,943	8,954	64,989	>100%
Net income	$95,532	$180,635	$(85,103)	(47)%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $3.9 million, or 4.2%, to $90.4 million during the six months ended June 30, 2018 from $94.3 million for the same period in 2017. The following table summarizes our operating lease income by segment ($ in millions).

	Six Months Ended June 30,
	2018	2017	Change	Reason for Change
Net Lease	$59.0	$62.1	$(3.1)	Sale of net lease assets, partially offset by the execution of new leases.
Operating Properties	31.0	31.9	(0.9)	Modification of leases from base rent to percentage rent and operating property sales.
Land and Development	0.4	0.3	0.1	Not meaningful change.
Total	$90.4	$94.3	$(3.9)

The following table shows same store operating lease income, rent per square foot and occupancy for our Net Lease and Operating Properties segments, excluding hotels. Same store assets are defined as assets we owned on or prior to January 1, 2017 and were in service through June 30, 2018 (Operating lease income in millions).

	Six Months Ended June 30,
	2018	2017
Operating lease income
Net Lease	$56.2	$54.0
Operating Properties	$19.7	$20.1

Rent per square foot
Net Lease	$10.10	$9.73
Operating Properties	$34.34	$35.42

Occupancy(1)
Net Lease	98.1%	97.9%
Operating Properties	78.4%	77.5%
______________________________________________________________

(1)	Occupancy is as of June 30, 2018 and 2017.

Interest income decreased $5.8 million, or 10.0%, to $51.9 million during the six months ended June 30, 2018 from $57.7 million for the same period in 2017. The decrease was due primarily to a decrease in the average balance of our performing loans, which decreased to $1.09 billion in 2018 from $1.23 billion in 2017. The weighted average yield on our performing loans was 9.5% for the six months ended June 30, 2018 and 2017.
Other income decreased $115.2 million, or 76.1%, to $36.1 million during the six months ended June 30, 2018 from $151.4 million for the same period in 2017. Other income during the six months ended June 30, 2018 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and interest income on our cash. Other income during the six months ended June 30, 2017 consisted primarily of interest income and real estate tax reimbursements resulting from the settlement of litigation involving a dispute over the purchase and sale of land and also included income from our hotel properties and other ancillary income from our operating properties. The decrease in 2018 was related primarily to the judgment in our favor in 2017 relating to litigation involving a dispute over the purchase and sale of land in 2017, which resulted in $123.4 million of other income during the six months ended June 30, 2017.
Land development revenue and cost of sales—During the six months ended June 30, 2018, we sold land parcels and residential lots and units and recognized land development revenue of $357.4 million which had associated cost of sales of $306.8 million, representing a $50.6 million gross profit. During the six months ended June 30, 2017, we sold residential lots and units and one land parcel and recognized land development revenue of $152.8 million which had associated cost of sales of $138.4 million, representing a $14.4 million gross profit. The increase in 2018 was primarily the result of two bulk land parcel sales.
Costs and expenses—Interest expense decreased $11.6 million, or 11.6%, to $88.4 million during the six months ended June 30, 2018 from $100.0 million for the same period in 2017 due to a decrease in the balance of our average outstanding debt, which decreased to $3.29 billion for the six months ended June 30, 2018 from $3.64 billion for the same period in 2017, and lower average borrowing costs. Our weighted average cost of debt for the six months ended June 30, 2018 and 2017 was 5.4% and 5.7%, respectively.

Real estate expenses increased $3.0 million, or 4.2%, to $73.2 million during the six months ended June 30, 2018 from $70.3 million for the same period in 2017. The following table summarizes our real estate expenses by segment ($ in millions).

	Six Months Ended June 30,
	2018	2017	Change	Reason for Change
Net Lease	$7.4	$8.6	$(1.2)	Sale of net lease assets.
Operating Properties	45.4	44.2	1.2	Slight increase in bad debt expense at one of our commercial operating properties and an increase in legal expenses at one of our residential operating properties.
Land and Development	20.4	17.5	2.9	Increase in marketing and other costs at one of our land and development properties.
Total	$73.2	$70.3	$2.9

Depreciation and amortization decreased $3.6 million, or 14.0%, to $21.9 million during the six months ended June 30, 2018 from $25.5 million for the same period in 2017, primarily due to the sale of net lease and commercial operating properties in since July 1, 2017.
General and administrative expenses decreased $0.4 million, or 0.7%, to $52.0 million during the six months ended June 30, 2018 from $52.4 million for the same period in 2017. The following table summarizes our general and administrative expenses for the six months ended June 30, 2018 and 2017 (in millions):

	Six Months Ended June 30,
	2018		2017	Change
Payroll and related costs	$30.8		$33.7	$(2.9)
Performance Incentive Plans(1)	10.2	5.0	7.9	2.3
Public company costs	2.9		3.2	(0.3)
Occupancy costs	2.6		2.6	—
Other	5.5		5.0	0.5
Total	$52.0		$52.4	$(0.4)
____________________________________________________

(1)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. Such amounts may increase or decrease over time until the awards are settled. Please refer to Note 14 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The provision for loan losses was $18.0 million during the six months ended June 30, 2018 as compared to a net recovery of loan losses of $5.5 million for the same period in 2017. The provision for loan losses for the six months ended June 30, 2018 was due to a specific reserve of $21.4 million resulting from the resolution of a non-performing loan partially offset by a $3.4 million decrease in the general reserve. The net recovery of loan losses for the six months ended June 30, 2017 was due to a reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio.
Impairment of assets was $10.2 million during the six months ended June 30, 2018 and resulted from the exercise of a below-market lease renewal option related to a net lease asset, an impairment on a real estate asset held for sale due to contracts to sell the remaining four condominium units at the property and a land and development asset based upon market comparable sales. During the six months ended June 30, 2017, we recorded an aggregate impairment of $14.7 million resulting primarily from an impairment on a land and development asset due to a change in our exit strategy and an impairment on a real estate asset held for sale due to shifting demand in the local condominium market along with a change in our exit strategy.
Other expense decreased to $4.9 million during the six months ended June 30, 2018 from $18.1 million for the same period in 2017. The decrease was primarily the result of paying organization and offering costs associated with the initial public offering of SAFE (refer to Note 7) during the six months ended June 30, 2017.
Loss on early extinguishment of debt, net—During the six months ended June 30, 2018 and 2017, we incurred losses on early extinguishment of debt of $2.5 million and $3.3 million, respectively. During the six months ended June 30, 2018 we incurred losses on early extinguishment of debt resulting from repayments of our 2016 Senior Term Loan prior to its modification and the modification and upsize of our 2016 Senior Term Loan. During the six months ended June 30, 2017 we incurred losses on early extinguishment of debt resulting from repayments of unsecured notes prior to maturity and the repricing of our 2016 Senior Secured Credit Facility.
Earnings (losses) from equity method investments—Earnings (losses) from equity method investments decreased $15.2 million to $(3.9) million during the six months ended June 30, 2018 from $11.2 million for the same period in 2017. During the six months ended June 30, 2018, we recognized $4.1 million related to operations at our Net Lease Venture (which we consolidate as of June 30, 2018), $2.2 million from our equity method investment in SAFE and $10.2 million was aggregate losses from our remaining equity method investments inclusive of a $10.0 million impairment on a foreign equity method investment due to local market conditions. During the six months ended June 30, 2017, we recognized $2.9 million primarily from profit participations on a land development venture, $4.3 million related to sales activity on a land development venture, $2.0 million related to operations at our Net Lease Venture and $2.0 million was aggregate income from our remaining equity method investments.
Gain on consolidation of equity method investment—On June 30, 2018, we gained control of the Net Lease Venture when its investment period expired. As a result, as of June 30, 2018, we consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment. We recorded a gain of $67.9 million as a result of the consolidation.

Income tax expense—Income tax expense of $0.2 million was recorded during the six months ended June 30, 2018 as compared to $2.3 million for the same period in 2017. The income tax expense for the six months ended June 30, 2018 primarily related to state margins taxes and other minimum state franchise taxes. The income tax expense in for the six months ended June 30, 2017 primarily related to federal alternative minimum taxes on REIT taxable income generated by the favorable litigation award over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland.

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

Income from sales of real estate—Income from sales of real estate increased to $73.9 million during the six months ended June 30, 2018 from $9.0 million for the same period in 2017. The following table presents our income from sales of real estate by segment ($ in millions).

	Six Months Ended June 30,
	2018	2017
Net Lease	$24.9	$6.2
Operating Properties	49.0	2.8
Total	$73.9	$9.0

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018		2017	2018	2017
	(in thousands)
Adjusted Income
Net income allocable to common shareholders	$42,873		$177,467	$69,680	$150,365
Add: Depreciation and amortization(1)	15,511		15,620	35,582	30,672
Add (Less): Provision for (recovery of) loan losses	18,892		(600)	18,037	(5,528)
Add: Impairment of assets(2)	16,680		10,284	20,780	14,696
Add: Stock-based compensation expense	3,503		3,915	12,593	9,796
Add: Loss on early extinguishment of debt, net	2,164		565	2,536	775
Add: Non-cash interest expense on senior convertible notes	1,176	—	—	2,336	—
Add: Impact from adoption of new accounting standards(3)	—		—	75,869	—
Less: Losses on charge-offs and dispositions(4)	(57,153)		(8,811)	(61,460)	(14,127)
Adjusted income allocable to common shareholders	$43,646		$198,440	$175,953	$186,649
______________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments (including from the adoption of ASU 2017-05) and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)	For the three and six months ended June 30, 2018, impairment of assets includes impairments on equity method investments recorded in earnings (losses) from equity method investments.

(3)	Represents an increase to retained earnings on January 1, 2018 upon the adoption of ASU 2017-05 (refer to Note 3).

(4)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not Adjusted Income.

Liquidity and Capital Resources

During the three months ended June 30, 2018, we invested $252.4 million into new investments, prior financing commitments and ongoing development during the quarter. Total investments included $197.7 million in lending and other investments, $36.0 million to develop our land and development assets, $2.2 million to invest in net lease assets and $16.5 million of capital to reposition or redevelop our operating properties. Also during the three months ended June 30, 2018, we generated $605.0 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $377.3 million from real estate finance, $112.6 million from operating properties, $36.9 million from net lease assets, $77.7 million from land and development assets and $0.5 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Six Months Ended June 30,
	2018	2017
Operating Properties	$15,951	$14,957
Net Lease	1,854	1,389
Total capital expenditures on real estate assets	$17,805	$16,346

Land and Development	$61,577	$53,894
Total capital expenditures on land and development assets	$61,577	$53,894

As of June 30, 2018, we had unrestricted cash of $1,039.6 million. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures and funding ongoing business operations. Over the next 12 months, we currently expect to fund approximately $150.0 million to $200.0 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development projects and operating properties and include multifamily and residential development activities which are expected to include approximately $135.0 million in vertical construction. The amount spent will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of June 30, 2018, we also had approximately $539.5 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.

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
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of June 30, 2018 (refer to Note 10 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes(1)	$2,507,500	$—	$1,170,000	$1,337,500	$—	$—
Secured credit facilities	650,000	4,875	13,000	632,125	—	—
Mortgages	670,872	106,990	88,368	271,554	187,431	16,529
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,928,372	111,865	1,271,368	2,241,179	187,431	116,529
Interest Payable(2)	749,234	192,722	309,910	170,984	45,003	30,615
Loan Participations Payable(3)	14,938	—	14,938	—	—	—
Operating Lease Obligations	15,666	4,419	7,042	1,982	2,223	—
Total	$4,708,210	$309,006	$1,603,258	$2,414,145	$234,657	$147,144
_______________________________________________________________________________

(1)	In July 2018, we redeemed $273.0 million of unsecured notes due July 2019.

(2)
Variable-rate debt assumes 1-month LIBOR of 2.09% and 3-month LIBOR of 2.34% that were in effect as of June 30, 2018. Interest payable does not include interest that may be payable under our derivatives.

(3)	Refer to Note 9 to the consolidated financial statements.

Collateral Assets—The carrying value of our assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	June 30, 2018		December 31, 2017
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,583,330	$331,669	$795,321	$486,710
Real estate available and held for sale	—	37,597	20,069	48,519
Land and development, net	10,100	631,527	25,100	835,211
Loans receivable and other lending investments, net(2)(3)	523,425	528,812	194,529	1,021,340
Other investments	—	293,017	—	321,241
Cash and other assets	—	1,418,055	—	898,252
Total	$2,116,855	$3,240,677	$1,035,019	$3,611,273
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of June 30, 2018, Collateral Assets includes $423.6 million carrying value of assets held by entities pledged as collateral for the $325.0 million 2015 Revolving Credit Facility that is fully undrawn as of June 30, 2018.

(2)	As of June 30, 2018 and December 31, 2017, the amounts presented exclude general reserves for loan losses of $14.1 million and $17.5 million, respectively.

(3)	As of June 30, 2018 and December 31, 2017, the amounts presented exclude loan participations of $14.7 million and $102.3 million, respectively.

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
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. In June 2018, we amended the terms of the 2016 Senior Term Loan and the 2015 Revolving Credit Facility to include the ability to pay common dividends with no restrictions so long as we are not in default on any of our debt obligations.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2018, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$505,345	$9,774	$15,024	$530,143
Strategic Investments	—	—	9,322	9,322
Total	$505,345	$9,774	$24,346	$539,465
_______________________________________________________________________________

(1)	Excludes $35.1 million of commitments on loan participations sold that are not our obligation.

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the six months ended June 30, 2018, we repurchased 0.8 million shares of our outstanding common stock for $8.3 million, representing an average cost of $10.22 per share. As of June 30, 2018, we had remaining authorization to repurchase up to $41.7 million of common stock under our stock repurchase program.
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
For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements and our 2017 Annual Report on Form 10-K.

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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.09% as of June 30, 2018. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(10,392)
-50 Basis Points	(5,393)
-10 Basis Points	(1,100)
Base Interest Rate	—
+10 Basis Points	1,118
+50 Basis Points	5,594
+100 Basis Points	11,189
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of June 30, 2018, $436.6 million of our floating rate loans have a cumulative weighted average interest rate floor of 0.7%.

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including foreclosure-related proceedings. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s consolidated financial statements.

Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in our 2017 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended June 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
April 1 to April 30	—	$—	—	$—
May 1 to May 31	—	$—	—	$—
June 1 to June 30	—	$—	—	$—
_______________________________________________________________________________

(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the six months ended June 30, 2018 and 2017, (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
Date:	August 2, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	August 2, 2018	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Chief Financial Officer (principal financial and accounting officer)