Form 10-Q
period 2018-09-30
ISTAR INC.
filed 2018-11-01
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of October 31, 2018, there were 67,987,753 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	September 30, 2018	December 31, 2017
ASSETS
Real estate
Real estate, at cost	$2,237,293	$1,629,436
Less: accumulated depreciation	(343,504)	(347,405)
Real estate, net	1,893,789	1,282,031
Real estate available and held for sale	61,549	68,588
Total real estate	1,955,338	1,350,619
Land and development, net	650,531	860,311
Loans receivable and other lending investments, net	1,029,052	1,300,655
Other investments	302,318	321,241
Cash and cash equivalents	757,384	657,688
Accrued interest and operating lease income receivable, net	9,954	11,957
Deferred operating lease income receivable, net	91,572	86,877
Deferred expenses and other assets, net	283,840	141,730
Total assets	$5,079,989	$4,731,078
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$244,833	$238,004
Loan participations payable, net	18,331	102,425
Debt obligations, net	3,612,809	3,476,400
Total liabilities	3,875,973	3,816,829
Commitments and contingencies (refer to Note 11)
Redeemable noncontrolling interests	11,814	—
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 13)	12	12
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 67,988 and 68,236 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	68	68
Additional paid-in capital	3,351,578	3,352,665
Retained deficit	(2,350,438)	(2,470,564)
Accumulated other comprehensive income (loss) (refer to Note 13)	392	(2,482)
Total iStar Inc. shareholders' equity	1,001,616	879,703
Noncontrolling interests	190,586	34,546
Total equity	1,192,202	914,249
Total liabilities and equity	$5,079,989	$4,731,078
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Operating lease income	$59,109	$47,806	$149,516	$142,155
Interest income	22,915	25,442	74,824	83,145
Other income	27,808	20,662	63,951	172,037
Land development revenue	12,309	25,962	369,665	178,722
Total revenues	122,141	119,872	657,956	576,059
Costs and expenses:
Interest expense	47,219	48,732	135,572	148,684
Real estate expense	32,287	36,280	105,511	106,554
Land development cost of sales	12,114	27,512	318,881	165,888
Depreciation and amortization	19,979	11,846	41,857	37,297
General and administrative(1)	21,613	20,955	73,655	73,347
Provision for (recovery of) loan losses	200	(2,600)	18,237	(8,128)
Impairment of assets	989	595	11,177	15,292
Other expense	298	2,704	5,180	20,849
Total costs and expenses	134,699	146,024	710,070	559,783
Income (loss) before earnings from equity method investments and other items	(12,558)	(26,152)	(52,114)	16,276
Loss on early extinguishment of debt, net	(911)	(616)	(3,447)	(4,142)
Earnings (losses) from equity method investments	(635)	2,461	(4,581)	13,677
Gain on consolidation of equity method investment	—	—	67,877	—
Income (loss) from continuing operations before income taxes	(14,104)	(24,307)	7,735	25,811
Income tax (expense) benefit	(137)	1,278	(386)	(972)
Income (loss) from continuing operations	(14,241)	(23,029)	7,349	24,839
Income from discontinued operations	—	—	—	4,939
Gain from discontinued operations	—	—	—	123,418
Income tax expense from discontinued operations	—	—	—	(4,545)
Income from sales of real estate(2)	5,409	19,313	79,353	28,267
Net income (loss)	(8,832)	(3,716)	86,702	176,918
Net (income) loss attributable to noncontrolling interests	(2,028)	160	(11,632)	(4,450)
Net income (loss) attributable to iStar Inc.	(10,860)	(3,556)	75,070	172,468
Preferred dividends	(8,124)	(30,974)	(24,372)	(56,634)
Net income (loss) allocable to common shareholders	$(18,984)	$(34,530)	$50,698	$115,834
Per common share data:
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$(0.28)	$(0.48)	$0.75	$(0.11)
Diluted	$(0.28)	$(0.48)	$0.69	$(0.11)
Net income (loss) attributable to iStar Inc.:
Basic	$(0.28)	$(0.48)	$0.75	$1.61
Diluted	$(0.28)	$(0.48)	$0.69	$1.61
Weighted average number of common shares:
Basic	67,975	71,713	67,940	71,972
Diluted	67,975	71,713	83,729	71,972

Dividends declared per share of common stock	$0.09	$—	$0.09	$—
_______________________________________________________________________________

(1)
For the three months ended September 30, 2018 and 2017, includes $2.4 million and $1.9 million, respectively, of equity-based compensation associated with iPIP Plans (refer to Note 14). For the nine months ended September 30, 2018 and 2017, includes $12.6 million and $9.8 million, respectively, of equity-based compensation associated with iPIP Plans (refer to Note 14). These plans are liability-based plans which are marked-to-market quarterly and such marks are based upon the performance of the assets underlying the plans as of the quarterly measurement dates; however, actual amounts cannot be determined until the end date of the plans and the ultimate repayment or monetization of the related assets.

(2)	Income from sales of real estate represents gains from sales of real estate that do not qualify as discontinued operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(8,832)	$(3,716)	$86,702	$176,918
Other comprehensive income (loss):
Impact from adoption of new accounting standards (refer to Note 3)	—	—	276	—
Reclassification of losses on cumulative translation adjustment into earnings upon realization(1)	—	—	721	—
Reclassification of (gains) losses on cash flow hedges into earnings upon realization(2)	101	56	(1,683)	(135)
Unrealized gains (losses) on available-for-sale securities	(558)	(116)	(1,514)	450
Unrealized gains (losses) on cash flow hedges	3,900	(56)	6,258	338
Unrealized gains (losses) on cumulative translation adjustment	—	(36)	(364)	(265)
Other comprehensive income (loss)	3,443	(152)	3,694	388
Comprehensive income (loss)	(5,389)	(3,868)	90,396	177,306
Comprehensive (income) loss attributable to noncontrolling interests	(2,848)	160	(12,452)	(4,450)
Comprehensive income (loss) attributable to iStar Inc.	$(8,237)	$(3,708)	$77,944	$172,856
_______________________________________________________________________________

(1)	Amounts were reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations.

(2)
Amount reclassified to "Interest expense" in the Company's consolidated statements of operations is $144 for the three and nine months ended September 30, 2018. Amounts reclassified to "Interest expense" in the Company's consolidated statements of operations are $16 and $76 for the three and nine months ended September 30, 2017, respectively. Amount reclassified to "Gain on consolidation of equity method investment" in the Company's consolidated statements of operations is $1,876 for the nine months ended September 30, 2018. Amounts reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations are $(43) and $47 for the three and nine months ended September 30, 2018, respectively, and $40 and $204 for the three and nine months ended September 30, 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2018 and 2017
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$12	$4	$68	$3,352,665	$(2,470,564)	$(2,482)	$34,546	$914,249
Dividends declared—preferred	—	—	—	—	(24,372)	—	—	(24,372)
Dividends declared—common	—	—	—	—	(6,165)	—	—	(6,165)
Issuance of stock/restricted stock unit amortization, net	—	—	1	7,216	—	—	—	7,217
Net income for the period	—	—	—	—	75,070	—	11,632	86,702
Change in accumulated other comprehensive income	—	—	—	—	—	2,598	820	3,418
Repurchase of stock	—	—	(1)	(8,303)	—	—	—	(8,304)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,309	1,309
Distributions to noncontrolling interests	—	—	—	—	—	—	(46,000)	(46,000)
Change in noncontrolling interest attributable to consolidation of equity method investment (refer to Note 7)	—	—	—	—	—	—	188,279	188,279
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	—	75,593	276	—	75,869
Balance as of September 30, 2018	$12	$4	$68	$3,351,578	$(2,350,438)	$392	$190,586	$1,192,202

Balance as of December 31, 2016	$22	$4	$72	$3,602,172	$(2,581,488)	$(4,218)	$43,120	$1,059,684
Dividends declared—preferred	—	—	—	—	(38,490)	—	—	(38,490)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2,248	—	—	—	2,248
Net income for the period(2)	—	—	—	—	172,468	—	5,785	178,253
Change in accumulated other comprehensive income	—	—	—	—	—	388	—	388
Repurchase of stock	—	—	(4)	(45,924)	—	—	—	(45,928)
Issuance of unsecured convertible notes (refer to Note 10)	—	—	—	22,487	—	—	—	22,487
Dividends declared and payable - Series E and Series F Preferred Stock	—	—	—	—	(1,830)	—	—	(1,830)
Redemption of Series E and Series F Preferred Stocks	(10)	—	—	(223,676)	(16,314)	—	—	(240,000)
Change in additional paid in capital attributable to redeemable noncontrolling interest	—	—	—	182	—	—	—	182
Contributions from noncontrolling interests	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,117)	(13,117)
Balance as of September 30, 2017	$12	$4	$68	$3,357,489	$(2,465,654)	$(3,830)	$35,800	$923,889
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	For the nine months ended September 30, 2017, net income (loss) shown above excludes $(1,335) of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$86,702	$176,918
Adjustments to reconcile net income to cash flows from operating activities:
Provision for (recovery of) loan losses	18,237	(8,128)
Impairment of assets	11,177	15,292
Depreciation and amortization	41,857	38,198
Stock-based compensation expense	16,245	12,730
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	11,715	9,793
Amortization of discounts/premiums on loans and deferred interest on loans, net	(29,138)	(45,189)
Deferred interest on loans received	40,463	36,253
Gain from consolidation of equity method investment	(67,877)	—
Gain from discontinued operations	—	(123,418)
(Earnings) losses from equity method investments	4,581	(13,677)
Distributions from operations of other investments	10,875	39,076
Deferred operating lease income	(8,119)	(4,744)
Income from sales of real estate	(79,353)	(28,775)
Land development revenue in excess of cost of sales	(50,784)	(12,834)
Loss on early extinguishment of debt, net	3,447	4,142
Other operating activities, net	1,775	14,737
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	2,574	2,312
Changes in deferred expenses and other assets, net	(3,767)	(6,973)
Changes in accounts payable, accrued expenses and other liabilities	(47,227)	(5,792)
Cash flows provided by (used in) operating activities	(36,617)	99,921
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(421,518)	(177,952)
Capital expenditures on real estate assets	(44,211)	(24,891)
Capital expenditures on land and development assets	(98,489)	(84,966)
Acquisitions of real estate assets	(3,390)	—
Repayments of and principal collections on loans receivable and other lending investments, net	714,898	491,680
Net proceeds from sales of real estate	271,358	201,939
Net proceeds from sales of land and development assets	183,520	174,979
Cash, cash equivalents and restricted cash acquired upon consolidation of equity method investment	13,608	—
Distributions from other investments	27,086	40,772
Contributions to and acquisition of interest in other investments	(68,666)	(181,279)
Other investing activities, net	5,019	646
Cash flows provided by investing activities	579,215	440,928
Cash flows from financing activities:
Borrowings from debt obligations and convertible notes	349,988	1,903,643
Repayments and repurchases of debt obligations	(690,452)	(733,429)
Preferred dividends paid	(24,372)	(38,490)
Common dividends paid	(6,103)	—
Repurchase of common stock	(8,304)	(45,928)
Payments for deferred financing costs	(6,276)	(27,972)
Payments for withholding taxes upon vesting of stock-based compensation	(4,187)	(511)
Payments for debt prepayment or extinguishment costs	—	(5,182)
Distributions to noncontrolling interests	(46,000)	(12,889)
Other financing activities, net	7,703	(599)
Cash flows provided by (used in) financing activities	(428,003)	1,038,643
Effect of exchange rate changes on cash	30	19
Changes in cash, cash equivalents and restricted cash	114,625	1,579,511
Cash, cash equivalents and restricted cash at beginning of period	677,733	354,627
Cash, cash equivalents and restricted cash at end of period	$792,358	$1,934,138
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$(84,213)	$(37,405)
Accounts payable for capital expenditures on land and development assets	9,169	5,700
Accounts payable for capital expenditures on real estate assets	2,184	2,574
Accrued financing costs	—	3,031
Acquisitions of land and development assets through foreclosure	4,600	—
Financing provided on sales of land and development assets, net	142,639	—
Increase in net lease assets upon consolidation of equity method investment	844,550	—
Increase in debt obligations upon consolidation of equity method investment	464,706	—
Increase in noncontrolling interests upon consolidation of equity method investment	200,093	—
Accrual for redemption of preferred stock and preferred stock dividends	—	241,830
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2018. The following table presents the assets and liabilities of the Company's consolidated VIEs as of September 30, 2018 and December 31, 2017 ($ in thousands):

	As of
	September 30, 2018	December 31, 2017
ASSETS
Real estate
Real estate, at cost	$857,503	$47,073
Less: accumulated depreciation	(9,544)	(2,732)
Real estate, net	847,959	44,341
Land and development, net	254,773	212,408
Other investments	81	—
Cash and cash equivalents	14,503	10,704
Accrued interest and operating lease income receivable, net	282	230
Deferred operating lease income receivable, net	3,251	—
Deferred expenses and other assets, net	177,439	29,929
Total assets	$1,298,288	$297,612
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$103,630	$38,616
Debt obligations, net	480,483	—
Total liabilities	584,113	38,616

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of September 30, 2018, the Company's maximum exposure to loss from these investments does not exceed the sum of the $92.5 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $25.3 million of related unfunded commitments.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

ASU 2016-15—ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), was issued to reduce diversity in practice in how certain cash receipts and cash payments, including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 was retrospective and resulted in an increase to cash flows provided by operating activities of $11.8 million and a decrease to cash flows provided by financing activities of $11.8 million for the nine months ended September 30, 2017, primarily resulting from the reclassification of cash payments made related to the extinguishment of debt.
ASU 2016-18—ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"), requires that restricted cash be included with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents on the statement of cash flows and requires disclosure of what is included in restricted cash. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements. The adoption of ASU 2016-18 was retrospective and resulted in an increase to cash flows provided by operating activities of $1.3 million and a decrease to cash flows provided by investing activities of $5.5 million for the nine months ended September 30, 2017.

The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the consolidated statements of cash flows (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$757,384	$657,688	$1,912,448	$328,744
Restricted cash included in deferred expenses and other assets, net(1)	34,974	20,045	21,690	25,883
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$792,358	$677,733	$1,934,138	$354,627
_______________________________________________________________________________

(1)	Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, loans, leasing, land development, sale and derivative transactions.

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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), and in July 2018, the FASB issued ASU 2018-11, Leases ("ASU 2018-11"), to address two requirements of ASU 2016-02. ASU 2016-02 and ASU 2018-11 are effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating or finance leases. For operating and finance leases, a lessee will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its statement of financial position. Lessees under operating leases will be required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and classify all cash payments within operating activities in its statement of cash flows. Lessees under finance leases will be required to recognize interest expense on the lease

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

liability (under the effective interest method) and amortization expense of the right-of-use asset (generally on a straight line basis), each reflected separately in its statement of operations. For operating lease arrangements for which the Company is the lessee, primarily under leases of office space, the Company expects the adoption of ASU 2016-02 to result in the recognition of a right-of-use asset and lease liability on its consolidated balance sheets. The Company does not expect the right-of-use assets or lease liabilities to be material to the Company's balance sheet. The accounting applied by the Company as a lessor will be mostly unchanged from that applied under previous GAAP.

Management currently expects to elect the practical expedient package that allows the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. In addition, the Company will elect to not record on its consolidated balance sheets leases whose term is less than 12 months at lease inception.

ASU 2018-11 amends ASU 2016-02 so that: (i) entities may elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption; and (ii) provides lessors with a practical expedient to not separate non-lease components from the associated lease component of the contractual payments if certain conditions are met. Management currently expects to elect both of these provisions.

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of September 30, 2018
Land, at cost	$334,818	$162,959	$497,777
Buildings and improvements, at cost	1,511,844	227,672	1,739,516
Less: accumulated depreciation	(302,887)	(40,617)	(343,504)
Real estate, net	1,543,775	350,014	1,893,789
Real estate available and held for sale (2)	7,289	54,260	61,549
Total real estate	$1,551,064	$404,274	$1,955,338
As of December 31, 2017
Land, at cost	$219,092	$203,278	$422,370
Buildings and improvements, at cost	888,959	318,107	1,207,066
Less: accumulated depreciation	(292,268)	(55,137)	(347,405)
Real estate, net	815,783	466,248	1,282,031
Real estate available and held for sale (2)	—	68,588	68,588
Total real estate	$815,783	$534,836	$1,350,619
_______________________________________________________________________________

(1)	On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7) and recorded $743.6 million to "Real estate, net" on the Company's consolidated balance sheet.

(2)	As of September 30, 2018 and December 31, 2017, the Company had $29.5 million and $48.5 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
Discontinued Operations—The transactions described above involving the Company's Ground Lease business qualified for discontinued operations and the following table summarizes income from discontinued operations for the nine months ended September 30, 2017 ($ in thousands)(1)(2):

Revenues	$5,922
Expenses	(1,491)
Income from sales of real estate	508
Income from discontinued operations	$4,939
_______________________________________________________________________________

(1)	The transactions closed on April 14, 2017. Revenues primarily consisted of operating lease income and expenses primarily consisted of depreciation and amortization and real estate expense.

(2)
For the nine months ended September 30, 2017, cash flows provided by operating activities and cash flows used in investing activities from discontinued operations was $5.7 million and $0.5 million, respectively.

Other Dispositions—The following table presents the net proceeds and income recognized for properties sold, by property type ($ in millions):

	Nine Months Ended September 30,
	2018	2017
Operating Properties
Proceeds(1)	$228.7	$21.8
Income from sales of real estate(1)	54.5	3.3

Net Lease
Proceeds(2)	$38.4	$61.7
Income from sales of real estate(2)	24.9	25.0

Total
Proceeds	$267.1	$83.5
Income from sales of real estate	79.4	28.3
_______________________________________________________________________________

(1)
During the nine months ended September 30, 2018, the Company sold six operating properties and recognized $54.5 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations, of which $9.8 million was attributable to a noncontrolling interest at one of the properties.

(2)
During the nine months ended September 30, 2018, the Company sold three net lease assets and recognized $24.9 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations.

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
Real Estate Available and Held for Sale—During the nine months ended September 30, 2018, the Company transferred one net lease asset and two operating properties with an aggregate carrying value of $30.2 million to held for sale due to executed

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

contracts with third parties. During the nine months ended September 30, 2017, the Company transferred one net lease asset with a carrying value of $0.9 million to held for sale.

Impairments—During the nine months ended September 30, 2018, the Company recorded aggregate impairments of $9.9 million resulting from the exercise of a below-market lease renewal option related to a net lease asset, the sale of a commercial operating property and residential condominium units contracted for sale. During the nine months ended September 30, 2017, the Company recorded an impairment of $4.4 million on a real estate asset held for sale due to shifting demand in the local condominium market along with a change in the Company's exit strategy and an impairment of $0.6 million in connection with the sale of an outparcel located at a commercial operating property.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.7 million and $16.3 million for the three and nine months ended September 30, 2018, respectively. Tenant expense reimbursements were $6.1 million and $17.0 million for the three and nine months ended September 30, 2017, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of September 30, 2018 and December 31, 2017, the allowance for doubtful accounts related to real estate tenant receivables was $1.2 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.7 million and $1.3 million as of September 30, 2018 and December 31, 2017, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.
Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2018	2017
Land and land development, at cost(1)	$658,905	$868,692
Less: accumulated depreciation	(8,374)	(8,381)
Total land and development, net	$650,531	$860,311
_______________________________________________________________________________

(1)	During the nine months ended September 30, 2018, the Company funded capital expenditures on land and development assets of $98.5 million.

Acquisitions—During the nine months ended September 30, 2018, the Company acquired, via foreclosure, title to a land asset which had a total fair value of $4.6 million and had previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

Dispositions—During the nine months ended September 30, 2018 and 2017, the Company sold land parcels and residential lots and units and recognized land development revenue of $369.7 million and $178.7 million, respectively. In connection with the sale of two land parcels totaling 93 acres during the nine months ended September 30, 2018, the Company provided an aggregate $145.0 million of financing to the buyers. $81.2 million was repaid in the second quarter 2018. During the nine months ended September 30, 2018 and 2017, the Company recognized land development cost of sales of $318.9 million and $165.9 million, respectively, from its land and development portfolio.

In connection with the resolution of litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland, during the nine months ended September 30, 2017, the Company recognized $114.0 million of land development revenue and $106.3 million of land development cost of sales.

Impairments—During the nine months ended September 30, 2018, the Company recorded an impairment of $1.3 million on a land and development asset based upon market comparable sales. During the nine months ended September 30, 2017, the Company recorded an impairment of $10.1 million on a land and development asset due to a change in the Company's exit strategy.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	September 30, 2018	December 31, 2017
Senior mortgages	$801,595	$791,152
Corporate/Partnership loans(1)	152,390	488,921
Subordinate mortgages	9,990	9,495
Total gross carrying value of loans	963,975	1,289,568
Reserves for loan losses	(54,695)	(78,489)
Total loans receivable, net	909,280	1,211,079
Other lending investments—securities	119,772	89,576
Total loans receivable and other lending investments, net	$1,029,052	$1,300,655
_______________________________________________________________________________

(1)	In the second quarter 2018, the Company resolved a non-performing loan with a carrying value of $145.8 million. Refer to "Impaired Loans" section below.

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Reserve for loan losses at beginning of period	$54,495	$78,789	$78,489	$85,545
Provision for (recovery of) loan losses	200	(2,600)	18,237	(8,128)
Charge-offs	—	—	(42,031)	(1,228)
Reserve for loan losses at end of period	$54,695	$76,189	$54,695	$76,189

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of September 30, 2018
Loans	$66,936	$901,936	$968,872
Less: Reserve for loan losses	(40,395)	(14,300)	(54,695)
Total(3)	$26,541	$887,636	$914,177
As of December 31, 2017
Loans	$237,877	$1,056,944	$1,294,821
Less: Reserve for loan losses	(60,989)	(17,500)	(78,489)
Total(3)	$176,888	$1,039,444	$1,216,332
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.5 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status; therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $3.4 million and net premiums of $6.2 million as of September 30, 2018 and December 31, 2017, respectively.

(3)
The Company's recorded investment in loans as of September 30, 2018 and December 31, 2017, including accrued interest of $5.4 million and $5.3 million, respectively, is included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the total amounts exclude $119.8 million and $89.6 million, respectively, of securities that are evaluated for impairment under ASC 320.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of September 30, 2018		As of December 31, 2017
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$738,570	3.18	$713,057	2.72
Corporate/Partnership loans	153,346	3.39	334,364	2.85
Subordinate mortgages	10,020	3.50	9,523	3.00
Total	$901,936	3.22	$1,056,944	2.77

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of September 30, 2018
Senior mortgages	$744,570	$—	$60,936	$60,936	$805,506
Corporate/Partnership loans	153,346	—	—	—	153,346
Subordinate mortgages	10,020	—	—	—	10,020
Total	$907,936	$—	$60,936	$60,936	$968,872
As of December 31, 2017
Senior mortgages	$719,057	$—	$75,343	$75,343	$794,400
Corporate/Partnership loans	334,364	—	156,534	156,534	490,898
Subordinate mortgages	9,523	—	—	—	9,523
Total	$1,062,944	$—	$231,877	$231,877	$1,294,821
_______________________________________________________________________________

(1)
As of September 30, 2018, the Company had two loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 4.0 to 9.0 years outstanding. As of December 31, 2017, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 1.0 to 9.0 years outstanding.

Impaired Loans—In the second quarter 2018, the Company resolved a non-performing loan with a carrying value of $145.8 million. The Company received a $45.8 million cash payment and a preferred equity investment with a face value of $100.0 million that is mandatorily redeemable in five years. The Company recorded the preferred equity at its fair value of $77.0 million and will accrue interest over the expected duration of the investment. In addition, the Company recorded a $21.4 million loan loss provision and simultaneously charged-off of the remaining unpaid balance.

The Company's recorded investment in impaired loans, presented by class, was as follows ($ in thousands)(1):

	As of September 30, 2018			As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$66,936	$67,133	$(40,395)	$81,343	$81,431	$(48,518)
Corporate/Partnership loans	—	—	—	156,534	145,849	(12,471)
Total	$66,936	$67,133	$(40,395)	$237,877	$227,280	$(60,989)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Subordinate mortgages	$—	$209	$5,501	$385	$—	$301	$8,227	$385
Subtotal	—	209	5,501	385	—	301	8,227	385
With an allowance recorded:
Senior mortgages	67,001	—	82,007	—	70,696	—	83,100	—
Corporate/Partnership loans	—	—	156,399	—	78,302	—	156,811	—
Subtotal	67,001	—	238,406	—	148,998	—	239,911	—
Total:
Senior mortgages	67,001	—	82,007	—	70,696	—	83,100	—
Corporate/Partnership loans	—	—	156,399	—	78,302	—	156,811	—
Subordinate mortgages	—	209	5,501	385	—	301	8,227	385
Total	$67,001	$209	$243,907	$385	$148,998	$301	$248,138	$385

Securities—Other lending investments—securities include the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of September 30, 2018
Available-for-Sale Securities
Municipal debt securities	$21,185	$21,185	$97	$21,282	$21,282
Held-to-Maturity Securities
Debt securities	120,195	98,490	1,640	100,130	98,490
Total	$141,380	$119,675	$1,737	$121,412	$119,772
As of December 31, 2017
Available-for-Sale Securities
Municipal debt securities	$21,230	$21,230	$1,612	$22,842	$22,842
Held-to-Maturity Securities
Debt securities	66,618	66,734	1,581	68,315	66,734
Total	$87,848	$87,964	$3,193	$91,157	$89,576

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2018, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$20,184	$20,434	$—	$—
After one year through 5 years	78,306	79,696	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	21,185	21,282
Total	$98,490	$100,130	$21,185	$21,282

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2018	December 31, 2017	2018	2017	2018	2017
Real estate equity investments
iStar Net Lease I LLC ("Net Lease Venture")(1)	$—	$121,139	$—	$962	$4,100	$2,975
Safety, Income & Growth Inc. ("SAFE")(2)	150,533	83,868	775	340	2,927	388
Other real estate equity investments(2)	144,517	102,616	(2,062)	549	(2,087)	9,098
Subtotal	295,050	307,623	(1,287)	1,851	4,940	12,461
Other strategic investments(3)	7,268	13,618	652	610	(9,521)	1,216
Total	$302,318	$321,241	$(635)	$2,461	$(4,581)	$13,677
____________________________________________________________

(1)	The Company consolidated the assets and liabilities of the Net Lease Venture on June 30, 2018 (refer to Net Lease Venture below).

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

(3)	For the nine months ended September 30, 2018, equity in earnings (losses) includes a $10.0 million impairment on a foreign equity method investment due to local market conditions.

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
In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments originated by the Company. The Company has an equity interest in the new venture of approximately 51.9%, which will be accounted for as an equity method investment, and is responsible for managing the venture in exchange for a management fee and incentive fee.

During the three months ended September 30, 2018, after the effect of eliminations, the Company earned $0.3 million of management fees with respect to services provided to other investors in the Net Lease Venture, which was recorded as a reduction to "Net income attributable to noncontrolling interests" in the Company's consolidated statements of operations. During the nine months ended September 30, 2018, the Company recorded management fees of $1.3 million from the Net Lease Venture. During the three and nine months ended September 30, 2017, the Company recorded management fees of $0.6 million and $1.5 million, respectively, from the Net Lease Venture. These management fees are included in "Other income" in the Company's consolidated statements of operations.

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
On June 27, 2017, SAFE completed its initial public offering (the "Offering") raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to the Company. In addition, the Company paid $18.9 million in organization and offering costs of the up to $25.0 million in organization and offering costs it agreed to pay in connection with the Offering and concurrent private placement. The Company expensed the portion of offering costs that was attributable to other investors in "Other expense" in the Company's consolidated statements of operations and capitalized the portion of offering costs attributable to the Company's ownership interest in "Other investments" on the Company's consolidated balance sheets. Subsequent to the initial public offering, the Company purchased 2.2 million shares of SAFE's common stock for $41.7 million, for an average cost of $18.67 per share, pursuant to two 10b5-1 plans in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which the Company could buy shares of SAFE's common stock in the open market. During the three months ended September 30, 2018, iStar purchased an additional 133,524 shares of SAFE's common stock in open market and negotiated transactions for $2.2 million, for an average cost of $16.39 per share. As of September 30, 2018, the Company owned approximately 40.5% of SAFE's common stock outstanding.

A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee, payable solely in shares of SAFE's common stock, equal to the sum of 1.0% of SAFE's total equity up to $2.5 billion and 0.75% of SAFE's total equity in excess of $2.5 billion. The Company is not entitled to receive any performance or incentive compensation. The Company is also entitled to receive expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company waived both the management fee and certain of the expense reimbursements through June 30, 2018. For the six months ended June 30, 2018, the Company waived $1.8 million and $0.8 million, respectively, of management fees and expense reimbursements. For the three months ended September 30, 2018, the Company recorded $0.9 million and $0.4 million, respectively, of management fees and expense reimbursements. Subsequent to September 30, 2018, the Company was issued 45,941 shares of SAFE's common stock for payment of the management fee for the three months ended September 30, 2018. The Company has an exclusivity agreement with SAFE pursuant to which it agreed, subject to certain exceptions, that it will not acquire,

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless it has first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.
Following is a list of investments that the Company has transacted with SAFE:
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan had an initial term of one year and was extended for an additional year and will be used for the renovation of a medical office building in Atlanta, GA. $15.5 million of the loan was funded as of September 30, 2018. During the three and nine months ended September 30, 2018, the Company recorded $0.4 million and $1.0 million of interest income, respectively, on the loan.The transaction was approved by the Company's and SAFE's independent directors.
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
In May 2018, the Company provided a $19.9 million leasehold mortgage loan to the ground lessee of a Ground Lease originated at SAFE. The loan has an initial term of one year and will be used for the acquisition of 100 and 200 Glenridge Point, two multi-tenant office buildings in Atlanta, GA. During the three and nine months ended September 30, 2018, the Company recorded $0.6 million and $0.8 million of interest income, respectively, on the loan. The transaction was approved by the Company's and SAFE's independent directors.
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
Other real estate equity investments—As of September 30, 2018, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 15.5% to 95.0%, comprised of investments of $74.1 million in operating properties and $70.4 million in land assets. As of December 31, 2017, the Company's other real estate equity investments included $38.8 million in operating properties and $63.8 million in land assets.
In August 2018, the Company provided a $33.0 million mezzanine loan, of which $28.9 million was funded as of September 30, 2018, to an unconsolidated entity in which the Company owns a 50% equity interest. As of September 30, 2018, the loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the three and nine months ended September 30, 2018, the Company recorded $0.4 million of interest income on the mezzanine loan.

In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest. The Company provided financing to the entity in the form of a $27.0 million senior loan commitment, of which $27.0 million and $25.4 million was funded as of September 30, 2018 and December 31, 2017, respectively, and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. During the three and nine months ended September 30, 2018, the Company recorded $0.5 million and $1.5 million of interest income, respectively, on the senior loan. During the three and nine months ended September 30, 2017, the Company recorded $0.5 million and $1.4 million of interest income, respectively, on the senior loan.

Other strategic investments—As of September 30, 2018 and December 31, 2017, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2018	December 31, 2017
Intangible assets, net(1)	$158,184	$27,124
Other receivables(2)	46,193	56,369
Restricted cash	34,974	20,045
Other assets(3)	32,862	23,081
Leasing costs, net(4)	6,487	9,050
Corporate furniture, fixtures and equipment, net(5)	4,123	4,652
Deferred financing fees, net	1,017	1,409
Deferred expenses and other assets, net	$283,840	$141,730
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7) and recorded $135.3 million of intangible assets to "Deferred expenses and other assets, net" on the Company's consolidated balance sheet. Accumulated amortization on intangible assets, net was $32.6 million and $34.9 million as of September 30, 2018 and December 31, 2017, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.9 million and $1.6 million for the three and nine months ended September 30, 2018, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.5 million and $2.0 million for the three and nine months ended September 30, 2017, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $4.0 million and $4.7 million for the three and nine months ended September 30, 2018, respectively. The amortization expense for in-place leases was $0.3 million and $1.5 million for the three and nine months ended September 30, 2017, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)	As of September 30, 2018 and December 31, 2017, includes $26.0 million of reimbursements receivable related to the construction and development of an operating property.

(3)	Other assets primarily includes derivative assets, prepaid expenses and deposits for certain real estate assets.

(4)	Accumulated amortization of leasing costs was $4.2 million and $4.7 million as of September 30, 2018 and December 31, 2017, respectively.

(5)	Accumulated depreciation on corporate furniture, fixtures and equipment was $11.5 million and $10.5 million as of September 30, 2018 and December 31, 2017, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2018	December 31, 2017
Accrued expenses(1)	$92,783	$101,035
Other liabilities(2)	84,675	79,015
Intangible liabilities, net(3)	38,889	8,021
Accrued interest payable	28,486	49,933
Accounts payable, accrued expenses and other liabilities	$244,833	$238,004
_______________________________________________________________________________

(1)
As of September 30, 2018 and December 31, 2017, accrued expenses includes $2.8 million and $2.5 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(2)
As of September 30, 2018 and December 31, 2017, other liabilities includes $18.6 million and $29.2 million, respectively, related to profit sharing arrangements with developers for certain properties sold. As of September 30, 2018 and December 31, 2017, includes $1.7 million and $1.6 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of September 30, 2018 and December 31, 2017, other liabilities also includes $11.8 million and $6.2 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7) and recorded $34.3 million of intangible liabilities to "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheet. Accumulated amortization on below market lease liabilities was $8.5 million and $7.8 million as of September 30, 2018 and December 31, 2017, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $3.1 million and $3.4 million for the three and nine months ended September 30, 2018, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.2 million and $1.2 million for the three and nine months ended September 30, 2017, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	September 30, 2018	December 31, 2017
Loan participations payable(1)	$18,525	$102,737
Debt discounts and deferred financing costs, net	(194)	(312)
Total loan participations payable, net	$18,331	$102,425
_______________________________________________________________________________

(1)
One loan participation payable with a carrying value of $93.8 million and a corresponding loan receivable balance of $93.6 million was fully repaid during the nine months ended September 30, 2018. As of September 30, 2018, the Company had one loan participation payable with an interest rate of 6.8%. As of December 31, 2017, the Company had two loan participations payable with a weighted average interest rate of 6.5%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, the corresponding loan receivable balances were $18.4 million and $102.3 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	September 30, 2018	December 31, 2017
Secured credit facilities and mortgages:
2015 $325 million Revolving Credit Facility	$—	$325,000	LIBOR + 2.50%	(1)	September 2020
2016 Senior Term Loan	648,375	399,000	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	684,503	208,491	3.62% - 7.26%	(4)
Total secured credit facilities and mortgages	1,332,878	932,491
Unsecured notes:
5.00% senior notes(5)	497,000	770,000	5.00%		July 2019
4.625% senior notes(6)	400,000	400,000	4.625%		September 2020
6.50% senior notes(7)	275,000	275,000	6.50%		July 2021
6.00% senior notes(8)	375,000	375,000	6.00%		April 2022
5.25% senior notes(9)	400,000	400,000	5.25%		September 2022
3.125% senior convertible notes(10)	287,500	287,500	3.125%		September 2022
Total unsecured notes	2,234,500	2,507,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,667,378	3,539,991
Debt discounts and deferred financing costs, net	(54,569)	(63,591)
Total debt obligations, net(11)	$3,612,809	$3,476,400
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

(3)	On June 30, 2018, the Company consolidated the Net Lease Venture and recorded $464.7 million to "Debt obligations, net" on the Company's consolidated balance sheet.

(4)	As of September 30, 2018, the weighted average interest rate of these loans is 4.60%, inclusive of the effect of interest rate swaps.

(5)
The Company can prepay these senior notes without penalty. In July 2018, the Company redeemed $273.0 million of the 5.00% senior notes. Subsequent to September 30, 2018, the Company called for redemption $122.0 million aggregate principal amount of such notes on November 2, 2018.

(6)	The Company can prepay these senior notes without penalty beginning June 15, 2020.

(7)	The Company can prepay these senior notes without penalty beginning July 1, 2020.

(8)	The Company can prepay these senior notes without penalty beginning April 1, 2021.

(9)	The Company can prepay these senior notes without penalty beginning September 15, 2021.

(10)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at a conversion rate of 64.91 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $15.41 per share, at any time prior to the close of business on the business day immediately preceding September 15, 2022. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance in September 2017, the Company valued the debt component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the debt component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of September 30, 2018, the carrying value of the 3.125% Convertible Notes was $261.1 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $21.7 million, net of fees. During the three and nine months ended September 30, 2018, the Company recognized $2.2 million and $6.7 million, respectively, of contractual interest and $1.2 million and $3.5 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate was 5.2%.

(11)
The Company capitalized interest relating to development activities of $4.0 million and $8.5 million during the three and nine months ended September 30, 2018, respectively, and $2.1 million and $6.1 million during the three and nine months ended September 30, 2017, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of September 30, 2018, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2018 (remaining three months)	$—	$107,428	$107,428
2019(1)	497,000	747	497,747
2020	400,000	—	400,000
2021	275,000	268,593	543,593
2022	1,062,500	57,457	1,119,957
Thereafter	100,000	898,653	998,653
Total principal maturities	2,334,500	1,332,878	3,667,378
Unamortized discounts and deferred financing costs, net	(44,655)	(9,914)	(54,569)
Total debt obligations, net	$2,289,845	$1,322,964	$3,612,809
_______________________________________________________________________________

(1)	Subsequent to September 30, 2018, the Company called for redemption $122.0 million aggregate principal amount of senior notes on November 2, 2018.

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
2016 Senior Term Loan—In June 2016, the Company entered into a senior term loan of $450.0 million (the "2016 Senior Term Loan"). In August 2016, the Company upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Term Loan was issued at 99% of par and the upsize was issued at par. In September 2017, the Company reduced, repriced and extended the 2016 Senior Term Loan to $400.0 million priced at LIBOR plus 3.00% with a 0.75% LIBOR floor and maturing in October 2021. In June 2018, the Company increased the 2016 Senior Term Loan to $650.0 million, re-priced at LIBOR plus 2.75% and extended its maturity to June 2023. The facility was also modified to permit substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. This modification eliminates the mandatory amortization upon payoff or sale of collateral which existed prior to the upsize and broadens the types of collateral permitted under the facility. The Company may make optional prepayments, subject to prepayment fees, and is required to repay 0.25% of the principal amount each quarter.
During the nine months ended September 30, 2018, repayments of the 2016 Senior Term Loan prior to its modification and the modification and upsize of the 2016 Senior Term Loan resulted in losses on early extinguishment of debt of $2.5 million.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

An undrawn credit facility commitment fee ranges from 0.30% to 0.50%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021. During the nine months ended September 30, 2018, the Company repaid from cash on hand the $325.0 million outstanding on the 2015 Revolving Credit Facility and as of September 30, 2018, based on the Company's borrowing base of assets, the Company had $325.0 million of borrowing capacity available under the 2015 Revolving Credit Facility.
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

During the three and nine months ended September 30, 2018, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.9 million. During the nine months ended September 30, 2017, repayments of senior unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $3.1 million.
Collateral Assets—The carrying value of the Company's assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	September 30, 2018		December 31, 2017
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,570,920	$322,869	$795,321	$486,710
Real estate available and held for sale	31,145	30,404	20,069	48,519
Land and development, net	17,500	633,031	25,100	835,211
Loans receivable and other lending investments, net(2)(3)	499,895	525,103	194,529	1,021,340
Other investments	—	302,318	—	321,241
Cash and other assets	6,398	1,136,352	—	898,252
Total	$2,125,858	$2,950,077	$1,035,019	$3,611,273
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of September 30, 2018, Collateral Assets includes $410.4 million carrying value of assets held by entities pledged as collateral for the $325.0 million 2015 Revolving Credit Facility that is undrawn as of September 30, 2018.

(2)	As of September 30, 2018 and December 31, 2017, the amounts presented exclude general reserves for loan losses of $14.3 million and $17.5 million, respectively.

(3)	As of September 30, 2018 and December 31, 2017, the amounts presented exclude loan participations of $18.4 million and $102.3 million, respectively.

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

As of September 30, 2018, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$479,988	$17,154	$—	$497,142
Strategic Investments	—	—	30,127	30,127
Total	$479,988	$17,154	$30,127	$527,269
_______________________________________________________________________________

(1)	Excludes $31.5 million of commitments on loan participations sold that are not the obligation of the Company.

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2018 ($ in thousands)(1):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Other assets	$10,303	Other liabilities	$—
Total		$10,303		$—
_________________________________________________________

(1)
The Company did not directly own any derivative financial instruments as of December 31, 2017. On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7), including all derivative financial instruments of the venture. Over the next 12 months, the Company expects that $0.4 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a reduction to interest expense. As of September 30, 2018, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended September 30, 2018
Interest rate swaps	Earnings from equity method investments	$1,197	$44
Interest rate swaps	Interest expense	2,702	(144)

For the Three Months Ended September 30, 2017
Interest rate swaps	Interest Expense	15	(16)
Interest rate cap	Earnings from equity method investments	(2)	(2)
Interest rate swap	Earnings from equity method investments	(69)	(38)
Foreign exchange contracts	Earnings from equity method investments	(1)	—

For the Nine Months Ended September 30, 2018
Interest rate swaps	Earnings from equity method investments	4,705	(47)
Interest rate swaps	Interest expense	1,552	(144)

For the Nine Months Ended September 30, 2017
Interest rate swaps	Interest Expense	439	339
Interest rate cap	Earnings from equity method investments	(16)	(16)
Interest rate swap	Earnings from equity method investments	(85)	(188)
Foreign exchange contracts	Earnings from equity method investments	(371)	—

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate cap	Other Expense	$—	$—	$—	$6
Foreign exchange contracts	Other Expense	—	(199)	—	(970)
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of September 30, 2018 and December 31, 2017:

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

(2)
The Company declared and paid dividends of $6.0 million, $4.6 million and $7.0 million on its Series D, G and I Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2018 and 2017, respectively. The Company declared and paid dividends of $6.8 million on its Series J Convertible Perpetual Preferred Stock during the nine months ended September 30, 2018 and 2017. The Company declared and paid dividends of $8.3 million and $5.9 million on its Series E and F Cumulative Redeemable Preferred Stock, respectively, during the nine months ended September 30, 2017. The Company redeemed all of its issued and outstanding Series E and F Cumulative Redeemable Preferred Stock in October 2017. The character of the 2017 dividends was 100% capital gain distribution, of which 27.90% represented unrecaptured section 1250 gain and 72.10% represented long term capital gain. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

(4)
Each share of the Series J Preferred Stock is convertible at the holder's option at any time, into 3.9423 shares of the Company's common stock (equal to an initial conversion price of approximately $12.68 per share), subject to specified adjustments. The Company may, at its option, redeem the Series J Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $50.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2017, the Company had $582.4 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2029 and through 2036 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Term Loan and the 2015 Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared and paid common stock dividends of $6.2 million, or $0.09 per share, for the nine months ended September 30, 2018. The Company did not declare or pay any common stock dividends for the nine months ended September 30, 2017.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2018, the Company repurchased 0.8 million shares of its outstanding common stock for $8.3 million, for an average cost of $10.22 per share. No common stock was repurchased during the six months ended September 30, 2018. During the three months ended September 30, 2017, in connection with the sale of the 3.125% Convertible Notes (refer to Note 10), the Company repurchased 4.0 million shares of its common stock for $45.9 million at an average cost of $11.51 per share in privately negotiated transactions with purchasers of the 3.125% Convertible Notes.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2018, the Company had remaining authorization to repurchase up to $41.7 million of common stock under its stock repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	September 30, 2018	December 31, 2017
Unrealized gains on available-for-sale securities	$97	$1,335
Unrealized gains on cash flow hedges	4,494	707
Unrealized losses on cumulative translation adjustment	(4,199)	(4,524)
Accumulated other comprehensive income (loss)	$392	$(2,482)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $3.7 million and $16.2 million for the three and nine months ended September 30, 2018, respectively, and $2.9 million and $12.7 million for the three and nine months ended September 30, 2017, respectively, in "General and administrative" in the Company's consolidated statements of operations.
Performance Incentive Plans—The Company's Performance Incentive Plan ("iPIP") is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plan. The fair value of points is determined using a model that forecasts the Company's projected investment performance. iPIP is a liability-classified award, which will be remeasured each reporting period at fair value until the awards are settled. The following is a summary of the status of the Company’s iPIP points and changes during the nine months ended September 30, 2018 and the year ended December 31, 2017.

	Nine Months Ended September 30, 2018			Year Ended December 31, 2017
	iPIP Investment Pool			iPIP Investment Pool
	2013-2014	2015-2016	2017-2018	2013-2014	2015-2016	2017-2018
Points at beginning of period	86.57	84.16	40.97	92.00	74.10	0
Granted	0.50	—	49.33	5.00	17.88	41.68
Forfeited	(1.31)	(4.80)	(7.88)	(10.43)	(7.82)	(0.71)
Points at end of period	85.76	79.36	82.42	86.57	84.16	40.97
During the nine months ended September 30, 2018, the Company made initial distributions to participants in the 2013-2014 investment pool following a determination that, as of December 31, 2017, the Company had realized a return of all invested capital in the assets included in the 2013-2014 investment pool, together with a return based on leverage and a preferred return hurdle of 9.0%. The amount distributable to participants was reduced by 4.3% based on the Company's total shareholder return in accordance with the provisions of the iPIP and, as a result, iPIP participants received total distributions in the amount of $14.3 million as compensation, comprised of $7.2 million in cash and 625,788 shares of the Company's common stock, with a fair value of $7.1 million or $11.39 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 343,402 shares of the Company's common stock were issued. As of September 30, 2018 and December 31, 2017, the Company had accrued compensation costs relating to iPIP of $36.0 million and $38.1 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2018, an aggregate of 2.6 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Share Issuances—During the nine months ended September 30, 2018, the Company granted 213,609 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The shares are fully-vested and 135,503 shares were issued net of required, statutory minimum tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.
Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the nine months ended September 30, 2018 and the year ended December 31, 2017, are as follows (in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Nonvested at beginning of period	282	290
Granted	278	116
Vested	(45)	(75)
Forfeited	(61)	(49)
Nonvested at end of period	454	282

As of September 30, 2018, there was $2.4 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.8 years.
Directors' Awards—During the nine months ended September 30, 2018, the Company granted 67,631 restricted shares of common stock to non-employee Directors at a fair value of $10.65 at the time of grant for their annual equity awards and also issued 1,364 common stock equivalents ("CSEs") at a fair value of $11.19 in respect of dividend equivalents on outstanding CSEs. The restricted shares have a vesting term of one year. As of September 30, 2018, a combined total of 238,360 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $2.7 million.

401(k) Plan—The Company made contributions of $0.1 million and $0.9 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $1.0 million for the three and nine months ended September 30, 2017, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 15—Earnings Per Share

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share ("EPS") calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) from continuing operations	$(14,241)	$(23,029)	$7,349	$24,839
Income from sales of real estate	5,409	19,313	79,353	28,267
Net income attributable to noncontrolling interests	(2,028)	160	(11,632)	(4,450)
Preferred dividends	(8,124)	(12,830)	(24,372)	(38,490)
Preferred dividends declared and payable	—	(1,830)	—	(1,830)
Premium in excess of book value on redemption of preferred stock	—	(16,314)	—	(16,314)
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders for basic earnings per common share	$(18,984)	$(34,530)	$50,698	$(7,978)
Add: Effect of Series J convertible perpetual preferred stock	—	—	6,750	—
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders for diluted earnings per common share	$(18,984)	$(34,530)	$57,448	$(7,978)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(18,984)	$(34,530)	$50,698	$(7,978)
Income from discontinued operations	—	—	—	4,939
Gain from discontinued operations	—	—	—	123,418
Income tax expense from discontinued operations	—	—	—	(4,545)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(18,984)	$(34,530)	$50,698	$115,834

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(18,984)	$(34,530)	$57,448	$(7,978)
Income from discontinued operations	—	—	—	4,939
Gain from discontinued operations	—	—	—	123,418
Income tax expense from discontinued operations	—	—	—	(4,545)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(18,984)	$(34,530)	$57,448	$115,834

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	67,975	71,713	67,940	71,972

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	—	—	131	—
Add: Effect of series J convertible perpetual preferred stock	—	—	15,658	—
Weighted average common shares outstanding for diluted earnings per common share	67,975	71,713	83,729	71,972

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.28)	$(0.48)	$0.75	$(0.11)
Income from discontinued operations	—	—	—	0.07
Gain from discontinued operations	—	—	—	1.71
Income tax expense from discontinued operations	—	—	—	(0.06)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.28)	$(0.48)	$0.75	$1.61

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.28)	$(0.48)	$0.69	$(0.11)
Income from discontinued operations	—	—	—	0.07
Gain from discontinued operations	—	—	—	1.71
Income tax expense from discontinued operations	—	—	—	(0.06)
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.28)	$(0.48)	$0.69	$1.61

The following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Series J convertible perpetual preferred stock	15,703	15,635	—	15,635
Joint venture shares	—	298	—	298
_______________________________________________________________________________

(1)
For the three months ended September 30, 2018 and for the three and nine months ended September 30, 2017, the effect of the Company's unvested Units, performance-based Units, CSEs and restricted stock awards were anti-dilutive due to the Company having a net loss for the period. The Company will settle conversions of the 3.125% Convertible Notes by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the three and nine months ended September 30, 2018 and 2017 and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2018
Recurring basis:
Derivative assets(1)	$10,303	$—	$10,303	$—
Available-for-sale securities(1)	21,282	$—	$—	21,282

As of December 31, 2017
Recurring basis:
Available-for-sale securities(1)	$22,842	$—	$—	$22,842
Non-recurring basis:
Impaired real estate(2)	12,400	—	—	12,400
Impaired real estate available and held for sale(3)	800	—	—	800
Impaired land and development(4)	21,400	—	—	21,400
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

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	2018	2017
Beginning balance	$22,842	$21,666
Repayments	(46)	(10)
Unrealized gains (losses) recorded in other comprehensive income	(1,514)	449
Ending balance	$21,282	$22,105
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.1 billion and $3.7 billion, respectively, as of September 30, 2018 and $1.3 billion and $3.7 billion, respectively, as of December 31, 2017. The Company determined that the significant inputs used to value its loans

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, is included in the fair value hierarchy table above.
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
The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended September 30, 2018:
Operating lease income	$—	$45,204	$13,803	$102	$—	$59,109
Interest income	22,915	—	—	—	—	22,915
Other income	753	1,008	21,253	857	3,937	27,808
Land development revenue	—	—	—	12,309	—	12,309
Earnings (losses) from equity method investments	—	775	(2,223)	161	652	(635)
Income from sales of real estate	—	—	5,409	—	—	5,409
Total revenue and other earnings	23,668	46,987	38,242	13,429	4,589	126,915
Real estate expense	—	(4,774)	(18,649)	(8,864)	—	(32,287)
Land development cost of sales	—	—	—	(12,114)	—	(12,114)
Other expense	(179)	—	—	—	(119)	(298)
Allocated interest expense	(9,558)	(16,454)	(4,547)	(5,014)	(11,646)	(47,219)
Allocated general and administrative(2)	(2,693)	(5,740)	(1,429)	(3,576)	(4,524)	(17,962)
Segment profit (loss)(3)	$11,238	$20,019	$13,617	$(16,139)	$(11,700)	$17,035
Other significant items:
Provision for loan losses	$200	$—	$—	$—	$—	$200
Impairment of assets	—	—	989	—	—	989
Depreciation and amortization	—	12,554	6,857	263	305	19,979
Capitalized expenditures	—	28,315	5,860	33,608	—	67,783

Three Months Ended September 30, 2017:
Operating lease income	$—	$31,503	$16,048	$255	$—	$47,806
Interest income	25,442	—	—	—	—	25,442
Other income	1,298	953	14,097	1,174	3,140	20,662
Land development revenue	—	—	—	25,962	—	25,962
Earnings from equity method investments	—	1,302	(399)	948	610	2,461
Income from sales of real estate	—	18,765	548	—	—	19,313
Total revenue and other earnings	26,740	52,523	30,294	28,339	3,750	141,646
Real estate expense	—	(4,423)	(23,185)	(8,672)	—	(36,280)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Land development cost of sales	—	—	—	(27,512)	—	(27,512)
Other expense	(261)	—	—	—	(2,443)	(2,704)
Allocated interest expense	(9,165)	(12,255)	(4,860)	(6,529)	(15,923)	(48,732)
Allocated general and administrative(2)	(3,334)	(4,315)	(1,866)	(3,706)	(4,800)	(18,021)
Segment profit (loss)(3)	$13,980	$31,530	$383	$(18,080)	$(19,416)	$8,397
Other significant items:
Recovery of loan losses	$(2,600)	$—	$—	$—	$—	$(2,600)
Impairment of assets	—	—	595	—	—	595
Depreciation and amortization	—	6,623	4,343	546	334	11,846
Capitalized expenditures	—	2,384	7,644	33,788	—	43,816

Nine Months Ended September 30, 2018
Operating lease income	$—	$104,241	$44,818	$457	$—	$149,516
Interest income	74,824	—	—	—	—	74,824
Other income	4,271	2,755	46,748	2,640	7,537	63,951
Land development revenue	—	—	—	369,665	—	369,665
Earnings (losses) from equity method investments	—	7,028	(4,814)	2,726	(9,521)	(4,581)
Gain on consolidation of equity method investment	—	67,877	—	—	—	67,877
Income from sales of real estate	—	24,907	54,446	—	—	79,353
Total revenue and other earnings	79,095	206,808	141,198	375,488	(1,984)	800,605
Real estate expense	—	(12,186)	(64,091)	(29,234)	—	(105,511)
Land development cost of sales	—	—	—	(318,881)	—	(318,881)
Other expense	(869)	—	—	—	(4,311)	(5,180)
Allocated interest expense	(31,971)	(44,246)	(14,653)	(16,795)	(27,907)	(135,572)
Allocated general and administrative(2)	(10,514)	(15,179)	(5,447)	(11,128)	(15,142)	(57,410)
Segment profit (loss)(3)	$35,741	$135,197	$57,007	$(550)	$(49,344)	$178,051
Other significant non-cash items:
Provision for loan losses	$18,237	$—	$—	$—	$—	$18,237
Impairment of assets	—	4,342	5,535	1,300	—	11,177
Depreciation and amortization	—	25,205	14,522	1,095	1,035	41,857
Capitalized expenditures	—	29,512	18,186	107,658	—	155,356

Nine Months Ended September 30, 2017:
Operating lease income	$—	$93,606	$47,977	$572	$—	$142,155
Interest income	83,145	—	—	—	—	83,145
Other income	1,854	2,009	37,720	125,430	5,024	172,037
Land development revenue	—	—	—	178,722	—	178,722
Earnings (losses) from equity method investments	—	3,363	702	8,396	1,216	13,677
Income from discontinued operations	—	4,939	—	—	—	4,939
Gain from discontinued operations	—	123,418	—	—	—	123,418
Income from sales of real estate	—	24,977	3,290	—	—	28,267
Total revenue and other earnings	84,999	252,312	89,689	313,120	6,240	746,360
Real estate expense	—	(13,062)	(67,356)	(26,136)	—	(106,554)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Land development cost of sales	—	—	—	(165,888)	—	(165,888)
Other expense	(1,263)	—	—	—	(19,586)	(20,849)
Allocated interest expense	(31,561)	(41,659)	(15,472)	(21,769)	(38,223)	(148,684)
Allocated general and administrative(2)	(11,621)	(14,878)	(5,985)	(12,636)	(15,497)	(60,617)
Segment profit (loss)(3)	$40,554	$182,713	$876	$86,691	$(67,066)	$243,768
Other significant non-cash items:
Recovery of loan losses	$(8,128)	$—	$—	$—	$—	$(8,128)
Impairment of assets	—	219	5,009	10,064	—	15,292
Depreciation and amortization	—	21,662	13,305	1,337	993	37,297
Capitalized expenditures	—	4,071	24,210	90,666	—	118,947

As of September 30, 2018
Real estate
Real estate, net	$—	$1,543,775	$350,014	$—	$—	$1,893,789
Real estate available and held for sale	—	7,289	54,260	—	—	61,549
Total real estate	—	1,551,064	404,274	—	—	1,955,338
Land and development, net	—	—	—	650,531	—	650,531
Loans receivable and other lending investments, net	1,029,052	—	—	—	—	1,029,052
Other investments	—	150,533	74,089	70,429	7,267	302,318
Total portfolio assets	$1,029,052	$1,701,597	$478,363	$720,960	$7,267	3,937,239
Cash and other assets						1,142,750
Total assets						$5,079,989

As of December 31, 2017
Real estate
Real estate, net	$—	$815,783	$466,248	$—	$—	$1,282,031
Real estate available and held for sale	—	—	68,588	—	—	68,588
Total real estate	—	815,783	534,836	—	—	1,350,619
Land and development, net	—	—	—	860,311	—	860,311
Loans receivable and other lending investments, net	1,300,655	—	—	—	—	1,300,655
Other investments	—	205,007	38,761	63,855	13,618	321,241
Total portfolio assets	$1,300,655	$1,020,790	$573,597	$924,166	$13,618	3,832,826
Cash and other assets						898,252
Total assets						$4,731,078
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

(2)
General and administrative excludes stock-based compensation expense of $3.7 million and $16.2 million for the three and nine months ended September 30, 2018, respectively, and $2.9 million and $12.7 million for the three and nine months ended September 30, 2017, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Segment profit	$17,035	$8,397	$178,051	$243,768
Add: (Provision for) recovery of loan losses	(200)	2,600	(18,237)	8,128
Less: Impairment of assets	(989)	(595)	(11,177)	(15,292)
Less: Stock-based compensation expense	(3,651)	(2,934)	(16,245)	(12,730)
Less: Depreciation and amortization	(19,979)	(11,846)	(41,857)	(37,297)
Less: Income tax (expense) benefit	(137)	1,278	(386)	(972)
Less: Income tax expense from discontinued operations	—	—	—	(4,545)
Less: Loss on early extinguishment of debt, net	(911)	(616)	(3,447)	(4,142)
Net income (loss)	$(8,832)	$(3,716)	$86,702	$176,918

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
Executive Overview

Capital remains cheap and plentiful in the commercial real estate markets. Recently, interest rates have begun to move higher and the equity markets are experiencing greater volatility. We have taken a cautious approach in these conditions, focusing on providing capital to customers with whom we have a pre-existing relationship and in continuing to aggressively market for sale and monetize commercial and residential land and operating properties. For the nine months ended September 30, 2018, we have sold $530.4 million of legacy assets and recognized $95.3 million of aggregate gains and expect to sell more land and operating properties in the fourth quarter 2018 and in 2019.
We believe that iStar’s balance sheet is well-positioned for this environment, with over $1 billion of unrestricted cash and credit facility capacity as of September 30, 2018. Next year’s July senior notes maturity will have been reduced from $770.0 million at the beginning of 2018 to $375.0 million after the upcoming partial redemption in November.
In 2017, we conceived and ultimately launched Safety, Income & Growth Inc. ("SAFE"), a new, publicly-traded REIT focused exclusively on the Ground Lease asset class. We continue to find the Ground Lease asset class attractive and are excited about the opportunity in that space for us and SAFE to provide a completely proprietary, whole envelope solution to solve customer needs.
In July 2018, we entered into a new venture ("Net Lease Venture II") with total capital commitments of $526 million and an investment strategy similar to the Net Lease Venture. We have an equity interest in the new venture of approximately 51.9% and are responsible for managing the venture in exchange for management and incentive fees.
For the three months ended September 30, 2018, we recorded net loss allocable to common shareholders of $19.0 million, compared to $34.5 million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the three months ended September 30, 2018 was $3.7 million, compared to $(3.6) million during the same period in the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income). In addition, during the three months ended September 30, 2018 we initiated a quarterly common stock dividend of $0.09 per share.

We continue to work on repositioning or redeveloping our transitional operating properties and progressing on the entitlement and development of our longer-term land and development assets, such as the Asbury Park assemblage and the Magnolia Green and Naples Reserve communities, in order to maximize their value. We intend to continue these efforts, with the objective of increasing the contribution of these assets to our earnings in the future.
As of September 30, 2018, we had $757.4 million of cash. We expect to use our unrestricted cash balance primarily to fund future investment activities and for general working capital needs. In addition, we have additional borrowing capacity under the 2015 Revolving Credit Facility (refer to Note 10) of $325.0 million at September 30, 2018.
Portfolio Overview

As of September 30, 2018, based on our gross book value, including the carrying value of our equity method investments gross of accumulated depreciation, our total investment portfolio has the following characteristics:

As of September 30, 2018, based on our gross book value, including the carrying value of our equity method investments gross of accumulated depreciation, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$56,201	$1,215,238	$127,645	$—	$1,399,084	31.3%
Land and Development	90,709	—	—	729,346	820,055	18.2%
Entertainment / Leisure	—	699,410	39,244	—	738,654	16.5%
Hotel	268,510	—	84,344	—	352,854	7.9%
Mixed Use / Mixed Collateral	196,066	—	84,833	—	280,899	6.3%
Condominium	193,938	—	29,459	—	223,397	5.0%
Multifamily	163,626	—	27,332	—	190,958	4.3%
Retail	23,935	—	159,249	—	183,184	4.1%
Ground Leases	—	170,602	—	—	170,602	3.8%
Other Property Types	50,367	57,348	—	—	107,715	2.4%
Strategic Investments	—	—	—	—	7,268	0.2%
Total	$1,043,352	$2,142,598	$552,106	$729,346	$4,474,670	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$508,201	$625,548	$87,143	$315,261	$1,536,153	34.3%
West	158,259	369,390	52,970	127,902	708,521	15.8%
Southeast	116,396	298,397	119,062	98,536	632,391	14.1%
Mid-Atlantic	—	405,948	30,325	130,497	566,770	12.7%
Southwest	76,080	228,350	149,510	25,639	479,579	10.7%
Central	88,582	207,958	113,096	31,511	441,147	9.9%
Various	95,834	7,007	—	—	102,841	2.3%
Strategic Investments	—	—	—	—	7,268	0.2%
Total	$1,043,352	$2,142,598	$552,106	$729,346	$4,474,670	100.0%

Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of September 30, 2018, our real estate finance portfolio, including securities, totaled $1.0 billion, exclusive of general loan loss reserves. The portfolio, excluding securities, included $897.0 million of performing loans with a weighted average maturity of 1.8 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	September 30, 2018
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	36	$897,039	$(14,300)	$882,739	97.1%	1.6%
Non-performing loans	3	66,936	(40,395)	26,541	2.9%	60.3%
Total	39	$963,975	$(54,695)	$909,280	100.0%	5.7%

	December 31, 2017
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	36	$1,051,691	$(17,500)	$1,034,191	85.4%	1.7%
Non-performing loans	5	237,877	(60,989)	176,888	14.6%	25.6%
Total	41	$1,289,568	$(78,489)	$1,211,079	100.0%	6.1%

Performing Loans—The table below summarizes our performing loans exclusive of reserves ($ in thousands):

	September 30, 2018	December 31, 2017
Senior mortgages	$734,659	$709,809
Corporate/Partnership loans	152,390	332,387
Subordinate mortgages	9,990	9,495
Total	$897,039	$1,051,691

Weighted average LTV	63%	67%
Yield	9.3%	9.8%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2018, we had non-performing loans with an aggregate carrying value of $26.5 million compared to non-performing loans with an aggregate carrying value of $176.9 million as of December 31, 2017. In the second quarter 2018, we resolved a non-performing loan with a carrying value of $145.8 million. We received a $45.8 million cash payment and a preferred equity investment with a face value of $100.0 million that is mandatorily redeemable in five years. We recorded the preferred equity at its fair value of $77.0 million and will accrue interest over the expected duration of the investment. In addition, we recorded a $21.4 million loan loss provision and simultaneously charged-off of the remaining unpaid balance. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $54.7 million as of September 30, 2018, or 5.7% of total loans, compared to $78.5 million or 6.1% as of December 31, 2017. For the nine months ended September 30, 2018, the provision for loan losses included $21.4 million resulting from the resolution of a non-performing loan partially offset by a $3.2 million decrease (benefit) in the general reserve. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2018, asset-specific reserves decreased to $40.4 million compared to $61.0 million as of December 31, 2017.

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

The general reserve decreased to $14.3 million or 1.6% of performing loans as of September 30, 2018, compared to $17.5 million or 1.7% of performing loans as of December 31, 2017. The decrease was primarily attributable to an overall improvement in the risk ratings.

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

In July 2018, we entered into Net Lease Venture II with similar investment strategies as the Net Lease Venture (refer to Note 7). The Net Lease Venture II has a right of first offer on all new net lease investments originated by us. We have an equity interest in the new venture of approximately 51.9%, which will be accounted for as an equity method investment, and are responsible for managing the venture in exchange for a management fee and incentive fee.

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
As of September 30, 2018, our consolidated net lease portfolio totaled $2.0 billion. Our net lease portfolio, including the carrying value of our equity method investment in SAFE gross of accumulated depreciation, totaled $2.1 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate(1)	SAFE
Ownership %	100.0%	40.5%
Gross book value (millions)(2)	$1,987	$706

Occupancy	98.7%	100.0%
Square footage (thousands)	16,496	1,793
Weighted average lease term (years)	15.3	77.5
Weighted average yield	8.8%
_______________________________________________________________________________
(1)The Net Lease Venture is consolidated in our GAAP financial statements.
(2)Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us.

Operating Properties

Our commercial operating properties represent a diverse pool of assets across a broad range of geographies and collateral types including office, retail and hotel properties. As of September 30, 2018, our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $552.1 million. The table below provides certain statistics for our operating properties portfolio.

	Gross Book Value (in millions)(1)	Properties	Occupancy	Yield		Square Feet (in thousands)
Commercial Assets (Legacy)	$459.6	18	81%	8.3%	(2)	2,565
Residential Assets (Legacy)	29.5
Strategic Assets (Non-Legacy)(3)	63.0
Total Operating Properties	$552.1
_______________________________________________________________________________

(1)	Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us.

(2)	Yield excludes $10.1 million of net operating income recognized in connection with lease terminations.

(3)	Represents assets acquired over the past two years that represent areas of interest which could grow into larger business opportunities.

Land and Development

As of September 30, 2018, our land and development portfolio, exclusive of accumulated depreciation and including equity method investments, totaled $729.3 million, with five projects in production, seven in development and 13 in the pre-development phase. These projects are collectively entitled for approximately 9,400 lots and units. The following tables present certain statistics for our land and development portfolio.

Land and Development Portfolio Rollforward
(in millions)
	Nine Months Ended September 30,
	2018	2017
Beginning balance(1)	$860.3	$945.6
Asset sales(2)	(280.5)	(160.4)
Asset transfers in (out)(3)	(32.8)	—
Capital expenditures(4)	107.7	91.7
Other	(4.2)	(15.4)
Ending balance(1)	$650.5	$861.5
_______________________________________________________________________
(1)As of September 30, 2018 and December 31, 2017, excludes $70.4 million and $63.9 million, respectively, of equity method investments.

(2)
Represents gross book value of the assets sold, rather than proceeds received. During the nine months ended September 30, 2018, we received approximately $253.4 million in gross proceeds in connection with the sale of two land parcels totaling 93 acres in San Jose, CA and San Pedro, CA. We also completed the monetization of a 785 acre master planned community entitled for 1,458 single family lots in Riverside County, California.

(3)Assets transferred into land and development segment or out to another segment.

(4)	During the nine months ended September 30, 2018 and 2017, includes $76.9 million and $38.4 million, respectively, of capital expenditures at a luxury mixed-use residential oceanfront development.

Land and Development Statistics
(in millions)
	Nine Months Ended September 30,
	2018	2017
Land development revenue(1)	$369.7	$178.7
Land development cost of sales(1)	318.9	165.9
Gross profit	$50.8	$12.8
Earnings from land and development equity method investments	2.7	8.4
Total	$53.5	$21.2
_______________________________________________________________________

(1)
During the nine months ended September 30, 2018, we recognized approximately $253.4 million in land development revenue and $205.8 million in land development cost of sales in connection with the sale of two land parcels totaling 93 acres in San Jose, CA and San Pedro, CA.

Results of Operations for the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Operating lease income	$59,109	$47,806	$11,303	24%
Interest income	22,915	25,442	(2,527)	(10)%
Other income	27,808	20,662	7,146	35%
Land development revenue	12,309	25,962	(13,653)	(53)%
Total revenue	122,141	119,872	2,269	2%
Interest expense	47,219	48,732	(1,513)	(3)%
Real estate expense	32,287	36,280	(3,993)	(11)%
Land development cost of sales	12,114	27,512	(15,398)	(56)%
Depreciation and amortization	19,979	11,846	8,133	69%
General and administrative	21,613	20,955	658	3%
Provision for (recovery of) loan losses	200	(2,600)	2,800	>(100%)
Impairment of assets	989	595	394	66%
Other expense	298	2,704	(2,406)	(89)%
Total costs and expenses	134,699	146,024	(11,325)	(8)%
Loss on early extinguishment of debt, net	(911)	(616)	(295)	48%
Earnings (losses) from equity method investments	(635)	2,461	(3,096)	>(100%)
Income tax (expense) benefit	(137)	1,278	(1,415)	>(100%)
Income from sales of real estate	5,409	19,313	(13,904)	(72)%
Net loss	$(8,832)	$(3,716)	$(5,116)	>100%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased $11.3 million, or 23.6%, to $59.1 million during the three months ended September 30, 2018 from $47.8 million for the same period in 2017. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended September 30,
	2018	2017	Change	Reason for Change
Net Lease	$45.2	$31.5	$13.7	Primarily due to a $16.0 million increase from the consolidation of the Net Lease Venture, partially offset by the sale of net lease assets.
Operating Properties	13.8	16.0	(2.2)	Operating property sales, partially offset by an increase in operating lease income due to lease terminations.
Land and Development	0.1	0.3	(0.2)
Total	$59.1	$47.8	$11.3

The following table shows same store operating lease income, rent per square foot and occupancy for our Net Lease and Operating Properties segments, excluding hotels. Same store assets are defined as assets we owned on or prior to July 1, 2017 and were in service through September 30, 2018 (Operating lease income in millions).

	Three Months Ended September 30,
	2018	2017
Operating lease income
Net Lease	$28.3	$29.0
Operating Properties	$12.0	$10.3

Rent per square foot
Net Lease	$10.37	$10.75
Operating Properties(1)	$37.59	$35.44

Occupancy(2)
Net Lease	98.1%	97.8%
Operating Properties	73.1%	84.7%
______________________________________________________________

(1)	Excludes $2.6 million of operating lease income recognized during the three months ended September 30, 2018 in connection with the termination of two leases.

(2)	Occupancy is as of September 30, 2018 and 2017.

Interest income decreased $2.5 million, or 9.9%, to $22.9 million during the three months ended September 30, 2018 from $25.4 million for the same period in 2017. The decrease was due primarily to a decrease in the weighted average yield on our performing loans, which was 8.7% and 10.1% for the three months ended September 30, 2018 and 2017, respectively. The average balance of our performing loans was $1.03 billion for the three months ended September 30, 2018 and $981.0 million for the three months ended September 30, 2017.
Other income increased $7.1 million, or 34.6%, to $27.8 million during the three months ended September 30, 2018 from $20.7 million for the same period in 2017. Other income during the three months ended September 30, 2018 consisted primarily of income recognized from the termination of a lease, income from our hotel properties, other ancillary income from our operating properties and interest income on our cash. Other income during the three months ended September 30, 2017 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and interest income on our cash. The increase was primarily due to $8.7 million of income recognized during the three months ended September 30, 2018 in connection with the termination of a lease.
Land development revenue and cost of sales—During the three months ended September 30, 2018, we sold residential lots and units and recognized land development revenue of $12.3 million which had associated cost of sales of $12.1 million. During the three months ended September 30, 2017, we sold residential lots and units and recognized land development revenue of $26.0 million which had associated cost of sales of $27.5 million. The decrease in 2018 was primarily due to a decrease in our land and development portfolio resulting from asset sales.
Costs and expenses—Interest expense decreased $1.5 million, or 3.1%, to $47.2 million during the three months ended September 30, 2018 from $48.7 million for the same period in 2017 due to a decrease in the balance of our average outstanding debt, which decreased to $3.69 billion for the three months ended September 30, 2018 from $3.71 billion for the same period in 2017. Our weighted average cost of debt for the three months ended September 30, 2018 and 2017 was 5.4%. In addition, during the three months ended September 30, 2018, we recorded $4.7 million in interest expense as a result of our consolidation of the Net Lease Venture of which we own a 51.9% equity interest.

Real estate expenses decreased $4.0 million, or 11.0%, to $32.3 million during the three months ended September 30, 2018 from $36.3 million for the same period in 2017. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended September 30,
	2018	2017	Change	Reason for Change
Operating Properties	$18.6	$23.2	$(4.6)	Sale of operating properties.
Land and Development	8.9	8.7	0.2
Net Lease	4.8	4.4	0.4	Primarily due to the consolidation of the Net Lease Venture, partially offset by the sale of net lease assets.
Total	$32.3	$36.3	$(4.0)

Depreciation and amortization increased $8.1 million, or 68.7%, to $20.0 million during the three months ended September 30, 2018 from $11.8 million for the same period in 2017, primarily due to the consolidation of the Net Lease Venture on June 30, 2018, partially offset by the sale of net lease and commercial operating properties in since October 1, 2017.
General and administrative expenses increased $0.6 million, or 3.1%, to $21.6 million during the three months ended September 30, 2018 from $21.0 million for the same period in 2017. We capitalized into our active development projects $0.4 million and $0.3 million of payroll-related costs (including salaries, bonuses, LTIP awards, benefits and taxes) for the three months ended September 30, 2018 and 2017, respectively. The following table summarizes our general and administrative expenses for the three months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,
	2018		2017	Change
Payroll and related costs	$14.2		$13.7	$0.5
Performance Incentive Plans(1)	2.4	5.0	1.9	0.5
Occupancy costs	1.2		1.3	(0.1)
Public company costs	1.0		1.7	(0.7)
Other	2.8		2.4	0.4
Total	$21.6		$21.0	$0.6
____________________________________________________

(1)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. Such amounts may increase or decrease over time until the awards are settled. Please refer to Note 14 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The provision for loan losses was $0.2 million during the three months ended September 30, 2018 as compared to a net recovery of loan losses of $2.6 million for the same period in 2017. The provision for loan losses for the three months ended September 30, 2018 was due to an increase in the general reserve. The recovery of loan losses for the three months ended September 30, 2017 was due to a reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio.
Impairment of assets was $1.0 million during the three months ended September 30, 2018 and resulted from commercial operating properties and residential condominium units contracted for sale. During the three months ended September 30, 2017, we recorded an impairment of $0.6 million on the sale of an outparcel of land at a commercial operating property.
Other expense decreased to $0.3 million during the three months ended September 30, 2018 from $2.7 million for the same period in 2017. The decrease was primarily the result of costs incurred during the three months ended September 30, 2017 for the repricing of our 2016 Senior Term Loan.
Loss on early extinguishment of debt, net—During the three months ended September 30, 2018 and 2017, we incurred losses on early extinguishment of debt of $0.9 million and $0.6 million, respectively, resulting from repayments of senior notes prior to maturity and repayments of our 2016 Senior Term Loan, respectively.
Earnings (losses) from equity method investments—Earnings (losses) from equity method investments decreased $3.1 million to $(0.6) million during the three months ended September 30, 2018 from $2.5 million for the same period in 2017. During the three months ended September 30, 2018, we recognized $0.8 million of income from our equity method investment in SAFE and $1.4 million was aggregate losses from our remaining equity method investments. During the three months ended September 30, 2017, we recognized $1.0 million of income related to operations at our Net Lease Venture (which was consolidated on June 30, 2018) and $1.5 million was aggregate income from our remaining equity method investments
Income tax expense—Income tax expense of $0.1 million was recorded during the three months ended September 30, 2018 as compared to an income tax benefit of $1.3 million for the same period in 2017. The income tax expense for the three months ended September 30, 2018 includes federal taxes related to one of our taxable REIT subsidiaries ("TRS"), state margins taxes and other minimum state franchise taxes. The income tax benefit for the three months ended September 30, 2017 resulted from a taxable loss incurred and the deduction for dividends paid to preferred shareholders.

Income from sales of real estate—Income from sales of real estate decreased to $5.4 million during the three months ended September 30, 2018 from $19.3 million for the same period in 2017. The decrease was primarily attributable to the opportunistic sale of two net lease assets during the three months ended September 30, 2017. The following table presents our income from sales of real estate by segment ($ in millions).

	Three Months Ended September 30,
	2018	2017
Operating Properties	$5.4	$0.5
Net Lease	—	18.8
Total	$5.4	$19.3

Results of Operations for the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Operating lease income	$149,516	$142,155	$7,361	5%
Interest income	74,824	83,145	(8,321)	(10)%
Other income	63,951	172,037	(108,086)	(63)%
Land development revenue	369,665	178,722	190,943	>100%
Total revenue	657,956	576,059	81,897	14%
Interest expense	135,572	148,684	(13,112)	(9)%
Real estate expense	105,511	106,554	(1,043)	(1)%
Land development cost of sales	318,881	165,888	152,993	92%
Depreciation and amortization	41,857	37,297	4,560	12%
General and administrative	73,655	73,347	308	—%
Provision for (recovery of) loan losses	18,237	(8,128)	26,365	>(100%)
Impairment of assets	11,177	15,292	(4,115)	(27)%
Other expense	5,180	20,849	(15,669)	(75)%
Total costs and expenses	710,070	559,783	150,287	27%
Loss on early extinguishment of debt, net	(3,447)	(4,142)	695	(17)%
Earnings (losses) from equity method investments	(4,581)	13,677	(18,258)	>(100%)
Gain from consolidation of equity method investment	67,877	—	67,877	100%
Income tax expense	(386)	(972)	586	(60)%
Income from discontinued operations	—	4,939	(4,939)	(100)%
Gain from discontinued operations	—	123,418	(123,418)	(100)%
Income tax expense from discontinued operations	—	(4,545)	4,545	(100)%
Income from sales of real estate	79,353	28,267	51,086	>100%
Net income	$86,702	$176,918	$(90,216)	(51)%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased $7.3 million or 5.2%, to $149.5 million during the nine months ended September 30, 2018 from $142.2 million for the same period in 2017. The following table summarizes our operating lease income by segment ($ in millions).

	Nine Months Ended September 30,
	2018	2017	Change	Reason for Change
Net Lease	$104.2	$93.6	$10.6	Primarily due to a $16.0 million increase from the consolidation of the Net Lease Venture, partially offset by the sale of net lease assets.
Operating Properties	44.8	48.0	(3.2)	Operating property sales, partially offset by an increase in operating lease income due to lease terminations.
Land and Development	0.5	0.6	(0.1)
Total	$149.5	$142.2	$7.3

The following table shows same store operating lease income, rent per square foot and occupancy for our Net Lease and Operating Properties segments, excluding hotels. Same store assets are defined as assets we owned on or prior to January 1, 2017 and were in service through September 30, 2018 (Operating lease income in millions).

	Nine Months Ended September 30,
	2018	2017
Operating lease income
Net Lease	$84.5	$82.9
Operating Properties	$31.7	$30.3

Rent per square foot
Net Lease	$10.12	$10.24
Operating Properties(1)	$38.76	$34.89

Occupancy(2)
Net Lease	98.1%	97.8%
Operating Properties	73.1%	84.7%
______________________________________________________________

(1)	Excludes $2.6 million of operating lease income recognized during the nine months ended September 30, 2018 in connection with the termination of two leases.

(2)	Occupancy is as of September 30, 2018 and 2017.

Interest income decreased $8.3 million, or 10.0%, to $74.8 million during the nine months ended September 30, 2018 from $83.1 million for the same period in 2017. The decrease was due primarily to a decrease in the average balance of our performing loans, which decreased to $1.07 billion in 2018 from $1.15 billion in 2017. The weighted average yield on our performing loans was 9.3% and 9.6% for the nine months ended September 30, 2018 and 2017, respectively.
Other income decreased $108.1 million, or 62.8%, to $64.0 million during the nine months ended September 30, 2018 from $172.0 million for the same period in 2017. Other income during the nine months ended September 30, 2018 consisted primarily of income recognized from the termination of a lease, income from our hotel properties, other ancillary income from our operating properties and interest income on our cash. Other income during the nine months ended September 30, 2017 consisted primarily of interest income and real estate tax reimbursements resulting from the settlement of litigation involving a dispute over the purchase and sale of land and also included income from our hotel properties and other ancillary income from our operating properties. The decrease in 2018 was related primarily to the judgment in our favor in 2017 relating to litigation involving a dispute over the purchase and sale of land in 2017, which resulted in $123.4 million of other income during the nine months ended September 30, 2017. This was partially offset by $8.7 million of income recognized during the nine months ended September 30, 2018 in connection with the termination of a lease.
Land development revenue and cost of sales—During the nine months ended September 30, 2018, we sold land parcels and residential lots and units and recognized land development revenue of $369.7 million which had associated cost of sales of $318.9 million, representing a $50.8 million gross profit. During the nine months ended September 30, 2017, we sold residential lots and units and one land parcel totaling 1,250 acres and recognized land development revenue of $178.7 million which had associated cost of sales of $165.9 million, representing a $12.8 million gross profit. The increase in 2018 was primarily the result of two bulk land parcel sales.
Costs and expenses—Interest expense decreased $13.1 million, or 8.8%, to $135.6 million during the nine months ended September 30, 2018 from $148.7 million for the same period in 2017 due to a decrease in the balance of our average outstanding debt, which decreased to $3.47 billion for the nine months ended September 30, 2018 from $3.67 billion for the same period in 2017, and lower average borrowing costs. Our weighted average cost of debt for the nine months ended September 30, 2018 and 2017 was 5.5% and 5.6%, respectively. In addition, during the nine months ended September 30, 2018, we recorded $4.7 million in interest expense as a result of our consolidation of the Net Lease Venture of which we own a 51.9% equity interest.

Real estate expenses decreased $1.1 million, or 1.0%, to $105.5 million during the nine months ended September 30, 2018 from $106.6 million for the same period in 2017. The following table summarizes our real estate expenses by segment ($ in millions).

	Nine Months Ended September 30,
	2018	2017	Change	Reason for Change
Operating Properties	$64.1	$67.4	$(3.3)	Sale of operating properties.
Land and Development	29.2	26.1	3.1	Increase in marketing and other costs associated with launching residential condominium sales.
Net Lease	12.2	13.1	(0.9)	Sale of net lease assets, partially offset by the consolidation of the Net Lease Venture.
Total	$105.5	$106.6	$(1.1)

Depreciation and amortization increased $4.6 million, or 12.2%, to $41.9 million during the nine months ended September 30, 2018 from $37.3 million for the same period in 2017, primarily from the consolidation of the Net Lease Venture on June 30, 2018 and partially offset by the sale of net lease and commercial operating properties in since October 1, 2017.
General and administrative expenses increased $0.4 million, or 0.4%, to $73.7 million during the nine months ended September 30, 2018 from $73.3 million for the same period in 2017. We capitalized into our active development projects $1.2 million and $1.4 million of payroll-related costs (including salaries, bonuses, LTIP awards, benefits and taxes) for the nine months ended September 30, 2018 and 2017, respectively. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2018 and 2017 (in millions):

	Nine Months Ended September 30,
	2018		2017	Change
Payroll and related costs	$45.0		$47.4	$(2.4)
Performance Incentive Plans(1)	12.6	5.0	9.8	2.8
Public company costs	3.9		4.8	(0.9)
Occupancy costs	3.8		3.9	(0.1)
Other	8.4		7.4	1.0
Total	$73.7		$73.3	$0.4
____________________________________________________

(1)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. Such amounts may increase or decrease over time until the awards are settled. Please refer to Note 14 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The provision for loan losses was $18.2 million during the nine months ended September 30, 2018 as compared to a net recovery of loan losses of $8.1 million for the same period in 2017. The provision for loan losses for the nine months ended September 30, 2018 was due to a specific reserve of $21.4 million resulting from the resolution of a non-performing loan partially offset by a $3.2 million decrease in the general reserve. The net recovery of loan losses for the nine months ended September 30, 2017 was due to a reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio.
Impairment of assets was $11.2 million during the nine months ended September 30, 2018 and resulted from the exercise of a below-market lease renewal option related to a net lease asset, commercial operating properties and residential condominium units contracted for sale and an impairment on a land and development asset based upon market comparable sales. During the nine months ended September 30, 2017, we recorded an aggregate impairment of $15.3 million resulting primarily from an impairment on a land and development asset due to a change in our exit strategy and an impairment on a real estate asset held for sale due to shifting demand in the local condominium market along with a change in our exit strategy.
Other expense decreased to $5.2 million during the nine months ended September 30, 2018 from $20.8 million for the same period in 2017. The decrease was primarily the result of paying organization and offering costs associated with the initial public offering of SAFE (refer to Note 7) during the nine months ended September 30, 2017.
Loss on early extinguishment of debt, net—During the nine months ended September 30, 2018 and 2017, we incurred losses on early extinguishment of debt of $3.4 million and $4.1 million, respectively. During the nine months ended September 30, 2018, we incurred losses on early extinguishment of debt resulting from repayments of our 2016 Senior Term Loan prior to its modification, the modification and upsize of our 2016 Senior Term Loan and repayment of senior notes prior to maturity. During the nine months ended September 30, 2017, we incurred losses on early extinguishment of debt resulting from repayments of unsecured notes prior to maturity and the repricing of our 2016 Senior Term Loan.
Earnings (losses) from equity method investments—Earnings (losses) from equity method investments decreased $18.3 million to $(4.6) million during the nine months ended September 30, 2018 from $13.7 million for the same period in 2017. During the nine months ended September 30, 2018, we recognized $4.1 million of income related to operations at our Net Lease Venture (which we consolidate as of June 30, 2018), $2.9 million of income from our equity method investment in SAFE and $11.6 million was aggregate losses from our remaining equity method investments inclusive of a $10.0 million impairment on a foreign equity method investment due to local market conditions. During the nine months ended September 30, 2017, we recognized $3.8 million primarily from profit participations on a land development venture, $4.8 million of income related to sales activity on a land development venture, $3.0 million of income related to operations at our Net Lease Venture and $2.1 million was aggregate income from our remaining equity method investments.
Gain on consolidation of equity method investment—On June 30, 2018, we gained control of the Net Lease Venture when its investment period expired. As a result, as of June 30, 2018, we consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment. We recorded a gain of $67.9 million as a result of the consolidation.

Income tax expense—Income tax expense of $0.4 million was recorded during the nine months ended September 30, 2018 as compared to $1.0 million for the same period in 2017. The income tax expense for the nine months ended September 30, 2018 includes federal taxes related to one of our TRS's, state margins taxes and other minimum state franchise taxes. The income tax expense for the nine months ended September 30, 2017 primarily related to federal alternative minimum taxes on REIT taxable income generated by the favorable litigation award over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland.

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

Income from sales of real estate—Income from sales of real estate increased to $79.4 million during the nine months ended September 30, 2018 from $28.3 million for the same period in 2017. The increase was primarily attributable to the sale of two commercial operating properties that resulted in $46.1 million of income from sales of real estate during the nine months ended September 30, 2018. The following table presents our income from sales of real estate by segment ($ in millions).

	Nine Months Ended September 30,
	2018	2017
Operating Properties	$54.5	$3.3
Net Lease	24.9	25.0
Total	$79.4	$28.3

Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income is used internally as a supplemental performance measure adjusting for certain non-cash GAAP measures to give management a view of income more directly derived from current period activity. Adjusted income is calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense, the non-cash portion of gain (loss) on early extinguishment of debt and is adjusted for the effect of gains or losses on charge-offs and dispositions on carrying value gross of loan loss reserves and impairments ("Adjusted Income"). In the third quarter 2017, we modified our presentation of Adjusted Income to exclude the effect of the amount of the liquidation preference that was recorded as a premium in excess of book value on the redemption of preferred stock and the imputed non-cash interest expense recognized for the conversion feature of our senior convertible notes (refer to Note 10). Adjusted Income includes the impact to retained earnings (income that would have been recognized in prior periods had the accounting standards been effective during those prior periods) resulting from the adoption of new accounting standards on January 1, 2018 (refer to Note 3).

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018		2017	2018	2017
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$(18,984)		$(34,530)	$50,698	$115,834
Add: Depreciation and amortization(1)	19,873		14,765	55,456	45,438
Add (Less): Provision for (recovery of) loan losses	200		(2,600)	18,237	(8,128)
Add: Impairment of assets(2)	989		595	21,769	15,292
Add: Stock-based compensation expense	3,651		2,934	16,245	12,730
Add: Loss on early extinguishment of debt, net	911		616	3,447	1,392
Add: Non-cash interest expense on senior convertible notes	1,191	—	110	3,527	110
Add: Premium on redemption of preferred stock	—		16,314	—	16,314
Add: Impact from adoption of new accounting standards(3)	—		—	75,869	—
Less: Losses on charge-offs and dispositions(4)	(4,093)		(1,779)	(65,553)	(15,906)
Adjusted income (loss) allocable to common shareholders	$3,738		$(3,575)	$179,695	$183,076
______________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments (including from the adoption of ASU 2017-05) and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)	For the nine months ended September 30, 2018, impairment of assets includes impairments on equity method investments recorded in earnings (losses) from equity method investments.

(3)	Represents an increase to retained earnings on January 1, 2018 upon the adoption of ASU 2017-05 (refer to Note 3).

(4)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not Adjusted Income.

Liquidity and Capital Resources

During the three months ended September 30, 2018, we invested $214.6 million into new investments, prior financing commitments and ongoing real estate development. This amount includes $134.9 million in lending and other investments, $38.0 million to develop our land and development assets, $21.9 million to invest in net lease assets and $19.8 million of capital to reposition or redevelop our operating properties. Also during the three months ended September 30, 2018, we generated $216.7 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $163.4 million from real estate finance, $32.9 million from operating properties and net lease assets and $20.4 million from land and development assets. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Operating Properties	$22,671	$22,308
Net Lease	21,540	2,583
Total capital expenditures on real estate assets	$44,211	$24,891

Land and Development	$98,489	$84,966
Total capital expenditures on land and development assets	$98,489	$84,966
As of September 30, 2018, we had unrestricted cash of $757.4 million. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, early redemption of debt securities and repayment of maturing debt, and funding ongoing business operations. Subsequent to September 30, 2018, we refinanced a net lease asset using non-recourse mortgage debt that generated $115.5 million of proceeds to us, net of closing costs. These proceeds will be used to repay senior unsecured notes in November 2018. Over the next 12 months, we currently expect to fund approximately $125.0 million to $175.0 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development projects and operating properties, and include multifamily and residential development activities which are expected to include approximately $70.0 million in vertical construction. The amount invested will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of September 30, 2018, we also had approximately $527.3 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have $490.5 million principal amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers. Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of September 30, 2018 (refer to Note 10 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes(1)	$2,234,500	$497,000	$675,000	$1,062,500	$—	$—
Secured credit facilities	648,375	6,500	13,000	628,875	—	—
Mortgages	684,501	124,538	191,927	166,811	185,759	15,466
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,667,376	628,038	879,927	1,858,186	185,759	115,466
Interest Payable(2)	672,297	179,424	281,476	139,105	42,796	29,496
Loan Participations Payable(3)	14,938	—	14,938	—	—	—
Operating Lease Obligations	14,239	4,272	6,045	1,659	2,263	—
Total	$4,368,850	$811,734	$1,182,386	$1,998,950	$230,818	$144,962
_______________________________________________________________________________

(1)
Subsequent to September 30, 2018, we called for redemption $122.0 million aggregate principal amount of senior notes on November 2, 2018. Most of the cash used to redeem these notes was generated in October 2018 from the refinancing of a net lease asset using non-recourse mortgage debt maturing in 2028.

(2)
Variable-rate debt assumes one-month LIBOR of 2.26% and three-month LIBOR of 2.34% that were in effect as of September 30, 2018. Interest payable does not include payments that may be required under our interest rate derivatives.

(3)	Refer to Note 9 to the consolidated financial statements.

Collateral Assets—The carrying value of our assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	September 30, 2018		December 31, 2017
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,570,920	$322,869	$795,321	$486,710
Real estate available and held for sale	31,145	30,404	20,069	48,519
Land and development, net	17,500	633,031	25,100	835,211
Loans receivable and other lending investments, net(2)(3)	499,895	525,103	194,529	1,021,340
Other investments	—	302,318	—	321,241
Cash and other assets	6,398	1,136,352	—	898,252
Total	$2,125,858	$2,950,077	$1,035,019	$3,611,273
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of September 30, 2018, Collateral Assets includes $410.4 million carrying value of assets held by entities pledged as collateral for the $325.0 million 2015 Revolving Credit Facility that is undrawn as of September 30, 2018.

(2)	As of September 30, 2018 and December 31, 2017, the amounts presented exclude general reserves for loan losses of $14.3 million and $17.5 million, respectively.

(3)	As of September 30, 2018 and December 31, 2017, the amounts presented exclude loan participations of $18.4 million and $102.3 million, respectively.

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

The 2016 Senior Term Loan and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. In June 2018, we amended the terms of the 2016 Senior Term Loan and the 2015 Revolving Credit Facility to include the ability to pay common dividends with no restrictions so long as we are not in default on any of our debt obligations. We declared and paid common stock dividends of $6.2 million, or $0.09 per share, for the nine months ended September 30, 2018.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2018, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$479,988	$17,154	$—	$497,142
Strategic Investments	—	—	30,127	30,127
Total	$479,988	$17,154	$30,127	$527,269
_______________________________________________________________________________

(1)	Excludes $31.5 million of commitments on loan participations sold that are not our obligation.

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the nine months ended September 30, 2018, we repurchased 0.8 million shares of our outstanding common stock for $8.3 million, for an average cost of $10.22 per share. As of September 30, 2018, we had remaining authorization to repurchase up to $41.7 million of common stock under our stock repurchase program.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.26% as of September 30, 2018. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(7,424)
-50 Basis Points	(3,954)
-10 Basis Points	(838)
Base Interest Rate	—
+10 Basis Points	838
+50 Basis Points	4,192
+100 Basis Points	8,384
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of September 30, 2018, $463.4 million of our floating rate loans have a weighted average interest rate floor of 0.9% and $18.5 million of our floating rate debt obligations have a weighted average interest rate floor of 0.4%.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended September 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
July 1 to July 31	—	$—	—	$41,710,022
August 1 to August 31	—	$—	—	$41,710,022
September 1 to September 30	—	$—	—	$41,710,022
_______________________________________________________________________________

(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2018 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the nine months ended September 30, 2018 and 2017, (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iStar Inc. Registrant
Date:	November 1, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	November 1, 2018	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Chief Financial Officer (principal financial and accounting officer)