Form 10-K
period 2018-12-31
ISTAR INC.
filed 2019-02-26
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of June 30, 2018 the aggregate market value of iStar Inc. common stock, $0.001 par value per share, held by non-affiliates (1) of the registrant was approximately $698.1 million, based upon the closing price of $10.79 on the New York Stock Exchange composite tape on such date.
As of February 22, 2019, there were 68,158,151 shares of common stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant's directors and executive officers.
DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2019 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Overview
iStar Inc. (references to the "Company," "we," "us" or "our" refer to iStar Inc.) finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also manages entities focused on ground lease ("Ground Lease") and net lease investments. The Company has invested approximately $40 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary reportable business segments are real estate finance, net lease, operating properties and land and development.

As of December 31, 2018, based on our gross book value, including the carrying value of our equity method investments exclusive of accumulated depreciation, our total investment portfolio has the following characteristics:
Real Estate Finance: The real estate finance portfolio is comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. The Company's portfolio also includes leasehold loans, preferred equity investments and senior and subordinated loans to business entities and may be either secured or unsecured. The Company's loan portfolio includes whole loans and loan participations.
Net Lease: The net lease portfolio includes the Company's net lease and Ground Lease investment strategies, both of which offer stable long-term cash flows. We own net lease properties directly and through ventures that we manage. We operate our Ground Lease investment strategy primarily through Safety, Income & Growth Inc. ("SAFE"), a publicly traded REIT focused exclusively on Ground Leases that we launched in 2017 and manage pursuant to a management agreement. As of December 31, 2018, we owned approximately 41.8% of SAFE's outstanding common stock. On January 2, 2019, we made an additional significant, direct equity investment in SAFE (refer to "Item 7. Management's Discussion and Analysis - Our Portfolio"). After giving effect to the additional investment, we hold approximately 65.5% of SAFE's fully diluted equity. We also directly participate in Ground Leases by offering leasehold loans to SAFE's tenants.
Operating Properties: The operating properties portfolio is comprised of commercial and residential properties, which represent a pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop its transitional properties with the objective of maximizing their value through the infusion of capital and/or concentrated asset management efforts. The commercial properties within this portfolio include office, retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.
Land & Development: The land and development portfolio is primarily comprised of land entitled for master planned communities and waterfront and urban infill land parcels located throughout the United States. Master planned communities represent large-scale residential projects that the Company will entitle, plan and/or develop and may sell through retail channels to homebuilders or in bulk ("MPCs"). The communities also typically have a smaller portion of their land reserved for future commercial development. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. The Company may develop these properties itself, or in partnership with commercial real estate developers, or may sell the properties.

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
Investment Strategy
Throughout our more than 20-year history, we have focused on providing capital to the commercial real estate sector in a differentiated way that emphasizes custom-tailored solutions over commoditized products. We have adjusted the allocation of our capital and resources from time to time based on market conditions. Our Ground Lease strategy is the most recent example of our historical approach. We believe that investment and financing opportunities in the Ground Lease sector currently offer more attractive risk adjusted returns than other investment opportunities, and should enable us to benefit from the unique insights and competitive advantages we have gained through the launch of SAFE.
In originating new investments, the Company's strategy is to focus on the following:

•	Targeting custom-tailored opportunities where customers require flexible financial solutions and "one-call" responsiveness, such as a joint offering of a SAFE Ground Lease and an iStar leasehold loan;

•	Acquiring a fee simple interest in a commercial property that we intend to bifurcate into a SAFE Ground Lease to be acquired by SAFE and a leasehold interest which we may sell or hold for investment;

•	Avoiding commodity businesses where there is significant direct competition from other providers of capital;

•	Developing direct relationships with borrowers and corporate customers in addition to sourcing transactions through intermediaries;

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

We have been actively seeking to reduce the level of our "legacy assets," which refer primarily to properties that we took back from defaulting borrowers in the financial crisis. In 2018, we reduced that portfolio from 35% of our gross book value to 20%. Under the guidance of a new President of Land and Development hired in 2018, we intend to accelerate the monetization of certain legacy assets, including several larger assets, in order to allow us to focus more capital and resources on new investments, particularly in the Ground Lease business.
Financing Strategy
The Company uses leverage to enhance its return on assets. Although capital remains cheap and plentiful in the commercial real estate markets, recently interest rates and the equity markets are experiencing greater volatility. We have taken a cautious approach in these conditions. In the fourth quarter 2018, we opportunistically refinanced a net lease asset using non-recourse mortgage debt that generated $115.5 million of proceeds to us, net of closing costs, which were used to redeem at par a portion of our senior notes due July 2019. The July 2019 senior notes maturity was reduced from $770.0 million at the beginning of 2018 to $375.0 million as of December 31, 2018. Subsequent to December 31, 2018, we called for redemption the remaining $375.0 million principal amount of July 2019 senior notes on the redemption date of March 7, 2019.
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

Underwriting Process
The Company reviews investment opportunities with its investment professionals, as well as representatives from its legal, credit, risk management and capital markets departments. The Company has developed a process for screening potential investments called the Six Point Methodologysm. Through this proprietary process, the Company internally evaluates an investment opportunity by: (1) evaluating the source of the opportunity; (2) evaluating the quality of the collateral, corporate credit or lessee, as well as the market and industry dynamics; (3) evaluating the borrower equity, corporate sponsorship and/or guarantors; (4) determining the optimal legal and financial structure for the transaction given its risk profile; (5) performing an alternative investment test; and (6) evaluating the liquidity of the investment. The Company intends to use a similar screening methodology for leasehold loans to tenants of SAFE and related party transactions with SAFE. The Company maintains an internal investment committee, and certain investments, including related party transactions and leasehold loans to tenants of SAFE, are subject to the approval of the Board of Directors or a committee thereof.
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
The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (collectively, "Qualifying Interests"). The Company intends to rely on current interpretations of the Securities and Exchange Commission in an effort to qualify for this exemption. Based on these interpretations, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and at least 80% of its assets in Qualifying Interests and other "real estate-related assets" (such as mezzanine loans and unsecured investments in real estate entities) combined. The Company's senior mortgages, real estate assets and certain of its subordinated mortgages generally constitute Qualifying Interests. Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, the Company also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities.
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
Code of Conduct
The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company's website at www.istar.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2018, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.
Employees
As of February 22, 2019, the Company had 166 employees and believes it has good relationships with its employees. The Company's employees are not represented by any collective bargaining agreements.
Additional Information
We maintain a website at www.istar.com. The information on our website is not incorporated by reference in this report, and our web address is included only as an inactive textual reference. In addition to this Annual Report on Form 10-K, the Company files quarterly and special reports, proxy statements and other information with the SEC. Through the Company's corporate website, www.istar.com, the Company makes available free of charge its annual proxy statement, annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These documents also may be accessed through the SEC's electronic data gathering, analysis and retrieval system via electronic means, including on the SEC's homepage, which can be found at www.sec.gov.
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

Risks Related to Our Business
Changes in general economic conditions and other factors outside our control may adversely affect our business.
Our success is generally dependent upon economic conditions in the United States, and in particular, the geographic areas in which our investments are located. Substantially all businesses, including ours, were negatively affected by the previous economic recession and resulting illiquidity and volatility in the credit and commercial real estate markets. The commercial real estate and credit markets remain volatile and sensitive to factors outside our control, including changes in interest rates, domestic political conditions, geopolitical conditions and other factors. It is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or other trends on our financial results. Deterioration in any of such factors could have a material adverse effect on our financial performance, liquidity and our ability to meet our debt obligations.
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
Our revolving credit facility with a maximum capacity of $325.0 million (our "2015 Revolving Credit Facility") and our senior term loan with a maximum capacity of $650.0 million (our "2016 Senior Term Loan") contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, our 2016 Senior Term Loan requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility and our 2015 Revolving Credit Facility requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. We may not pay common dividends if the Company is in default under the 2016 Senior Term Loan or the 2015 Revolving Credit Facility or would fail to comply with the covenants in such agreements after giving effect to the dividend.
Our 2016 Senior Term Loan and 2015 Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated. A default by us on our indebtedness would have a material adverse effect on our business, liquidity and the market price of our common stock.
We have significant indebtedness and funding commitments and limitations on our liquidity and ability to raise capital may adversely affect us.
Sufficient liquidity is critical to our ability to grow and to meet our scheduled debt payments and our funding commitments to borrowers. We have relied on proceeds from the issuance of unsecured debt, secured borrowings, repayments from our loan assets and proceeds from asset sales to fund our operations and meet our debt maturities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. While we had access to various sources of capital in 2018, our ability to access capital in 2019 and beyond will be subject to a number of factors, many of which are outside of our control, such as general economic conditions, changes in interest rates and conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations. Failure to meet funding commitments could cause us to be in default of our financing commitments to borrowers. Any of the foregoing could have a material adverse effect on our business, liquidity and the market price of our common stock.
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
Changes in the method for determining LIBOR or a replacement of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.
In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We are unable to predict the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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
The carrying values of our assets held for investment are not determined based upon the prices at which they could be sold currently. We have recognized impairments as a result of selling or marketing legacy assets for sale, or re-evaluating expected cash flows from legacy assets, and there can be no assurance that we will not recognize more impairments in the future on legacy and non-legacy assets.
As discussed further in the notes to our consolidated financial statements, we record our real estate and land and development assets at cost less accumulated depreciation and amortization.  If we hold a property for use or investment, we will only review it for impairment in value if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, based on management's determination that the aggregate future cash flows to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Management's estimates of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors.  The carrying values of our real estate and land and development assets are not indicative of the prices at which we would be able to sell the properties, if we had to do so before the end of their intended holding period.  If we changed our investment intent and decided to sell a property that was being held for investment, including in distressed circumstances as a means of raising liquidity, there can be no assurance that we would not realize losses on such sales, which losses could have a material adverse effect on our business, financial results, liquidity and the market price of our common stock. We intend to accelerate the monetization of assets in our legacy portfolio, including certain larger assets, and our decisions to do so resulted in our recognizing significant impairments in 2018. We also recognized additional impairments on legacy assets in 2018 from a re-evaluation of expected cash flows from certain legacy assets (refer to "Item 7. Management's Discussion and Analysis - Our Portfolio"). We continue to hold other legacy assets for investment, and there can be no assurance that we will not recognize impairment on such assets, or non-legacy assets in the future.
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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), and in July 2018, the FASB issued ASU 2018-11, Leases ("ASU 2018-11"), to address two requirements of ASU 2016-02. ASU 2016-02 and ASU 2018-11 are effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating or finance leases. For operating and finance leases, a lessee will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its statement of financial position. Lessees under operating leases will be required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and classify all cash payments within operating activities in its statement of cash flows. Lessees under finance leases will be required to recognize interest expense on the lease liability (under the effective interest method) and amortization expense of the right-of-use asset (generally on a straight line basis), each reflected separately in its statement of operations. For operating lease arrangements for which we are the lessee, primarily under leases of office space and certain ground leases, we expect the adoption of ASU 2016-02 to result in the recognition of a right-of-use asset and lease liability on our consolidated balance sheets. We do not expect the right-of-use assets or lease liabilities to be material to our balance sheet. The accounting applied by us as a lessor will be mostly unchanged from that applied under previous GAAP.

Management has decided to elect the practical expedient package that allows us: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. In addition, we will elect to not record on our consolidated balance sheets leases whose term is less than 12 months at lease inception.

ASU 2018-11 amends ASU 2016-02 so that: (a) entities may elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption; and (b) provides lessors with a practical expedient to not separate non-lease components from the associated lease component of the contractual payments if certain conditions are met. Management has decided to elect both of these provisions.
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
Our expectations as to the potential size of the market for Ground Lease transactions and the growth of SAFE may prove to be incorrect.
We have made a significant investment in SAFE and the Ground Lease business. The achievement of our investment objectives for the Ground Lease business depends, in large part, on our ability, as SAFE's manager, to grow SAFE's portfolio. We cannot assure you that the size of the market for Ground Leases will meet our estimates. Potential tenants may prefer to own the land underlying the improvements they intend to develop, rehabilitate or own. In addition, as and when interest rates increase, there may be less activity generally in real estate transactions, including leasing, development and financing, and less financing available for potential tenants to finance their leasehold interests. If the Ground Lease business does not achieve our investment objectives, the value of our investment in SAFE may decline materially and/or SAFE may reduce its distributions to stockholders, including us.
We may acquire a commercial property with the intent to sell the land to SAFE and to sell or lease the leasehold interest to a third party. If we are unable to sell or lease the leasehold interest, we will be exposed to the risks of ownership of operating properties.
We may acquire commercial properties with the intent to separate the property into an ownership interest in land that is sold to SAFE and an interest in the buildings and improvements thereon that is sold or leased to a third party. There may be instances where we are unable to find a purchaser or lessee for the improvements, in which case we will be subject to the risks of owning operating properties.
The ownership and operation of commercial properties will expose us to risks, including, without limitation:

•	adverse changes in international, regional or local economic and demographic conditions;

•	tenant vacancies and market pressures to offer tenant incentives to sign or renew leases;

•	adverse changes in the financial position or liquidity of tenants;

•	the inability to collect rent from tenants;

•	tenant bankruptcies;

•	higher costs resulting from capital expenditures and property operating expenses;

•	civil disturbances, hurricanes and other natural disasters, or terrorist acts or acts of war, which may result in uninsured or underinsured losses;

•	liabilities under environmental laws;

•	risks of loss from casualty or condemnation;

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws; and

•	the other risks described under "We are subject to additional risks associated with owning and developing property."
Upon taking ownership of a commercial property, we may be required to contribute ownership of the land to a taxable REIT subsidiary ("TRS"), which would subsequently seek to sell the land to SAFE and lease or sell a leasehold interest in such commercial property to a third party. Any gain from the sale of land would be subject to corporate income tax.
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
As of December 31, 2018, we owned land and residential condominiums with a net carrying value of $618.8 million. The housing market in the United States has previously been affected by weakness in the economy, high unemployment levels and low consumer confidence. It is possible another downturn could occur again in the near future and adversely impact our portfolio, and accordingly our financial performance. In addition, rising interest rates tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets including our residential development projects.
We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their lease obligations.
We own properties leased to tenants of our real estate assets and receive rents from tenants during the contracted term of such leases. We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or tenant to make its payment could have a material adverse effect on us. As of December 31, 2018, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 14.4% of our 2018 revenues, of which no single customer accounts for more than 6.7%. A tenant's ability to pay rent is determined by its creditworthiness, among other factors. If a tenant's credit deteriorates, the tenant may default on its obligations under our lease and may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant's bankruptcy filing could be required to be returned to the tenant's bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease that it intends to reject. In other circumstances, where a tenant's financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the total contractual rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance could be materially adversely affected.
We are subject to risks relating to our asset concentration.
Our portfolio consists primarily of real estate and commercial real estate loans which are generally diversified by asset type, obligor, property type and geographic location. Refer to "Item 7. Management's Discussion and Analysis - Portfolio Overview" for our asset concentrations by property type and geographic location. Many property types were adversely affected by the previous economic recession and we may suffer additional losses on our assets due to these concentrations.
Lease expirations, lease defaults and lease terminations may adversely affect our revenue.
Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating corporate tenants. In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions in order to obtain replacement tenants. Leases representing approximately 14.1% of our in-place operating lease income are scheduled to expire during the next five years.
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
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2018, approximately 16% of the carrying value of our assets was located in the western and northwestern United States, geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against. Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, liquidity and the market price of our common stock. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.
Transactions between iStar and SAFE were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
Transactions between iStar and SAFE, including our recent $250.0 million investment in SAFE and the agreements entered into in connection with such investment (refer to "Item 7. Management's Discussion and Analysis - Our Portfolio") were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under agreements with SAFE because of our desire to maintain our ongoing relationship with SAFE.
There are various potential conflicts of interest in our relationship with SAFE, including our executive officers and/or directors who are also officers and/or directors of SAFE, which could result in decisions that are not in the best interest of our stockholders.
Conflicts of interest may exist or could arise in the future with SAFE, including our executive officers and/or directors who are also directors or officers of SAFE. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and SAFE; conflicts in the amount of time that our officers and employees will spend on our affairs versus SAFE's affairs; and conflicts in future transactions that we may pursue with SAFE. Transactions between iStar and SAFE would be subject to certain approvals of our independent directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party. Two directors of iStar also serve on SAFE's our board of directors, including Jay Sugarman, who is the chief executive officer of SAFE and our chief executive officer.
Our directors and executive officers have duties to our company under applicable Maryland law, and our executive officers and our directors who are also directors or officers of SAFE also have duties to SAFE under applicable Maryland law. Those duties may come in conflict from time to time. We have duties as the manager of SAFE which may come in conflict with our duties to our stockholders from time to time. In addition, conflicts of interest may exist or could arise in the future with our duties to Net Lease Venture II and our duties to SAFE as its manager in connection with future investment opportunities.
From time to time we make investments in companies over which we do not have control. Some of these companies operate in industries that differ from our current operations, with different risks than investing in real estate.
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
Our 2016 Senior Term Loan and 2015 Revolving Credit Facility (see Item 8—"Financial Statements and Supplemental Data—Note 10") prohibit us from paying dividends on our common stock if we no longer qualify as a REIT.
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
We have substantial net operating loss carry forwards which we use to offset our tax and distribution requirements. We fully utilized our net capital loss carry forward during the year ended December 31, 2017. Net operating losses arising in taxable years beginning after December 31, 2017 will only be able to offset up to 80% of our net taxable income (after the application of the dividends paid deduction) and may not be carried back. In the event that we experience an "ownership change" for purposes of Section 382 of the Code, our ability to use these losses will be limited. An "ownership change" is determined through a set of complex rules which track the changes in ownership that occur in our common stock for a trailing three year period. We have experienced volatility and significant trading in our common stock in recent years. The occurrence of an ownership change is generally beyond our control and, if triggered, may increase our tax and distribution obligations for which we may not have sufficient cash flow.
A failure to comply with the limits on our ownership of and relationship with our TRS would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
No more than 20% (25% for taxable years beginning before December 31, 2017) of the value of a REIT's total assets may consist of stock or securities of one or more TRS. This requirement limits the extent to which we can conduct activities through TRS or expand the activities that we conduct through TRS. The values of some of our assets, including assets that we hold through TRSs may not be subject to precise determination, and values are subject to change in the future. In addition, we hold certain mortgage and mezzanine loans within one or more of our TRS that are secured by real property. We treat these loans as qualifying assets for purposes of the REIT asset tests to the extent that such mortgage loans are secured by real property and such mezzanine loans are secured by an interest in a limited liability company that holds real property. We received from the IRS a private letter ruling which holds that we may exclude such loans from the limitation that securities from TRS must constitute no more than 20% (25% for taxable years beginning before December 31, 2017) of our total assets. We are entitled to rely upon this private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. To the extent that any loan is recharacterized as equity, it would increase the amount of non-real estate securities that we have in our TRS and could adversely affect our ability to meet the limitation described above. If we were not able to exclude such loans to our TRS from the limitation described above, our ability to meet the REIT asset tests and other REIT requirements could be adversely affected. Accordingly, there can be no assurance that we have met or will be able to continue to comply with the TRS limitation.
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
The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. For taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, REIT dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%) could cause non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that pay dividends, which could adversely affect the value of the REIT shares, including our common stock.
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

•
Net Operating Losses. The Company may not use net operating losses generated beginning in 2018 to offset more than 80% of the Company's taxable income (after the application of the dividends paid deduction). Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•
Limitation on Interest Deductions. The amount of net interest expense that each of the Company and its TRSs may deduct for a taxable year is limited to the sum of: (i) the taxpayer's business interest income for the taxable year; and (ii) 30% of the taxpayer's "adjusted taxable income" for the taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization ("EBITDA"); for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes ("EBIT"). Certain electing businesses, including electing real estate businesses, may elect out of the foregoing limitation.

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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for some litigation, which could limit the ability of stockholders to obtain a favorable judicial forum for disputes with our company.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of any duty owed by us or by any director or officer or other employee to us or to our stockholders; (c) any action asserting a claim against us or any director or officer or other employee arising pursuant to any provision of the Maryland General Corporation Law or our charter or bylaws; or (d) any action asserting a claim against us or any director or officer or other employee that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division. This forum selection provision may limit the ability of stockholders of our company to obtain a judicial forum that they find favorable for disputes with our company or our directors, officers, employees, if any, or other stockholders.
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

PART II
Item 5.    Market for Registrant's Equity and Related Share Matters
The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "STAR." The Company had 1,632 holders of record of common stock as of February 22, 2019.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2018.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
October 1 to October 31, 2018	—	$—	—	$41,710,022
November 1 to November 30, 2018	—	$—	—	$41,710,022
December 1 to December 31, 2018	—	$—	—	$41,710,022
_______________________________________________________________________________

(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans.
Disclosure of Equity Compensation Plan Information

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)(2)	597,215	N/A	2,574,093
_______________________________________________________________________________

(1)
Restricted Stock—The amount shown in column (a) includes 357,414 unvested restricted stock units which may vest in the future based on the employees' continued service to the Company (see Item 8—"Financial Statements and Supplemental Data—Note 14" for a more detailed description of the Company's restricted stock grants). Substantially all of the restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amount shown in column (a) also includes 239,801 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to the Company as directors. Common stock equivalents represent rights to receive shares of common stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock units or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock units and other performance awards (see Item 8—"Financial Statements and Supplemental Data—Note 14" for a more detailed description of the Company's Long-Term Incentive Plans).

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

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data and ratios)
OPERATING DATA:
Operating lease income	$208,192	$187,684	$191,180	$211,207	$229,672
Interest income	97,878	106,548	129,153	134,687	122,704
Other income	82,342	188,091	46,514	49,924	77,583
Land development revenue	409,710	196,879	88,340	100,216	15,191
Total revenue	798,122	679,202	455,187	496,034	445,150
Interest expense	183,751	194,686	221,398	224,639	224,483
Real estate expense	139,289	147,617	137,522	146,509	162,829
Land development cost of sales	350,181	180,916	62,007	67,382	12,840
Depreciation and amortization	58,699	49,033	51,660	62,045	70,375
General and administrative	92,135	98,882	84,027	81,277	88,287
Provision for (recovery of) loan losses	16,937	(5,828)	(12,514)	36,567	(1,714)
Impairment of assets(1)	147,108	32,379	14,484	10,524	34,634
Other expense	6,040	20,954	5,883	6,374	6,340
Total costs and expenses	994,140	718,639	564,467	635,317	598,074
Income from sales of real estate	126,004	92,049	105,296	93,816	89,943
Income (loss) from operations before earnings from equity method investments and other items	(70,014)	52,612	(3,984)	(45,467)	(62,981)
Loss on early extinguishment of debt, net	(10,367)	(14,724)	(1,619)	(281)	(25,369)
Earnings (losses) from equity method investments	(5,007)	13,015	77,349	32,153	94,905
Gain on consolidation of equity method investment(2)	67,877	—	—	—	—
Income (loss) from continuing operations before income taxes	(17,511)	50,903	71,746	(13,595)	6,555
Income tax (expense) benefit	(815)	948	10,166	(7,639)	(3,912)
Income (loss) from continuing operations	(18,326)	51,851	81,912	(21,234)	2,643
Income from discontinued operations	—	4,939	18,270	15,077	13,122
Gain from discontinued operations	—	123,418	—	—	—
Net income (loss)	(18,326)	180,208	100,182	(6,157)	15,765
Net (income) loss attributable to noncontrolling interests	(13,936)	(4,526)	(4,876)	3,722	704
Net income (loss) attributable to iStar Inc.	(32,262)	175,682	95,306	(2,435)	16,469
Preferred dividends	(32,495)	(64,758)	(51,320)	(51,320)	(51,320)
Net (income) loss allocable to HPU holders and Participating Security holders(3)	—	—	(14)	1,080	1,129
Net income (loss) allocable to common shareholders	$(64,757)	$110,924	$43,972	$(52,675)	$(33,722)
Per common share data(4):
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$(0.95)	$(0.25)	$0.35	$(0.79)	$(0.55)
Diluted	$(0.95)	$(0.25)	$0.35	$(0.79)	$(0.55)
Net income (loss) attributable to iStar Inc.:
Basic	$(0.95)	$1.56	$0.60	$(0.62)	$(0.40)
Diluted	$(0.95)	$1.56	$0.60	$(0.62)	$(0.40)
Dividends declared per common share	$0.18	$—	$—	$—	$—
_______________________________________________________________________________

(1)	Refer to "Item 7. - Management's Discussion and Analysis - Our Portfolio" for more information on impairments recognized in 2018.

(2)	Refer to Note 7 for more information on "Gain from consolidation of equity method investment."

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

(4)	See Item 8—"Financial Statements and Supplemental Data—Note 15."

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data and ratios)
Weighted average common shares outstanding—basic	67,958	71,021	73,453	84,987	85,031
Weighted average common shares outstanding—diluted	67,958	71,021	73,453	84,987	85,031
Cash flows from (used in):
Operating activities	$(24,128)	$101,543	$29,489	$(57,827)	$25,593
Investing activities	778,859	263,071	465,028	191,578	130,510
Financing activities	(457,939)	(41,480)	(877,655)	112,185	(227,096)

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
BALANCE SHEET DATA:
Total real estate(1)	$1,793,570	$1,350,619	$1,624,805	$1,776,890	$1,987,843
Land and development, net(1)	598,218	860,311	945,565	1,001,963	978,962
Loans receivable and other lending investments, net	988,224	1,300,655	1,450,439	1,601,985	1,377,843
Total assets	5,014,277	4,731,078	4,825,514	5,597,792	5,426,483
Debt obligations, net	3,609,086	3,476,400	3,389,908	4,118,823	3,986,034
Total equity(2)	1,064,115	914,249	1,059,684	1,101,330	1,248,348
_______________________________________________________________________________

(1)	Prior to December 31, 2015, land and development assets were recorded in total real estate. Prior year amounts have been reclassified to conform to the current period presentation.

(2)	Total equity includes $201.1 million of noncontrolling interests as of December 31, 2018.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2018. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2018 included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. Certain prior year amounts have been reclassified in the Company's consolidated financial statements and the related notes to conform to the current period presentation.
Executive Overview

Capital remained cheap and plentiful in most traditional lending sectors of the commercial real estate markets in 2018, and we expect such dynamics to continue in 2019. In addition, interest rates and the equity markets have recently experienced volatility. We have taken a cautious approach in these conditions, focusing on providing capital to customers with whom we have a pre-existing relationship, originating fewer traditional loans, and aggressively seeking to monetize legacy assets.
Consistent with our historical approach of offering differentiated capital where we believe we can capture better risk-adjusted returns, we have invested, and intend to continue to invest, more of our capital and resources in the Ground Lease business. In January 2019, we expanded our relationship with SAFE through an additional $250.0 million equity investment and an amendment of our management agreement with SAFE that gives us greater protection against a termination of the agreement, and incentivizes us to grow SAFE's portfolio. We have also pursued and will continue to pursue joint transactions with SAFE, such as offering customers a SAFE Ground Lease and an iStar leasehold loan.
In July 2018, we entered into Net Lease Venture II with total capital commitments of $526 million and an investment strategy similar to the Net Lease Venture. We have an equity interest in the new venture of approximately 51.9% and are responsible for managing the venture in exchange for management and incentive fees.
We continue to work on monetizing, repositioning or redeveloping our legacy portfolio, which includes transitional operating properties and land and development assets. For the year ended December 31, 2018, we received proceeds of $735.6 million from legacy assets and recognized $137.8 million of aggregate gains, net of noncontrolling interests. Under the guidance of a new President of Land and Development hired in 2018, we intend to accelerate the monetization of additional legacy assets, including several larger assets, in order to allow us to focus additional capital and resources on new investments, particularly in the Ground Lease business. The reevaluation of our expected holding period and the expected cash flows for certain of the legacy assets resulted in our recognizing material impairments in 2018, offsetting the gains referenced above.
For the year ended December 31, 2018, we recorded a net loss allocable to common shareholders of $64.8 million, compared to net income of $110.9 million during the prior year. Adjusted income allocable to common shareholders for the year ended December 31, 2018 was $222.3 million, compared to $214.6 million during the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income).
As of December 31, 2018, we had $931.8 million of cash and $325.0 million of credit facility availability. Subsequent to December 31, 2018, we invested $250.0 million in SAFE and have called the $375.0 million remaining outstanding principal amount of our 5.0% senior notes due 2019 for redemption. We have no other debt maturities in 2019. We expect to use our unrestricted cash balance primarily to fund future investment activities and for general working capital needs.

Portfolio Overview

As of December 31, 2018, based on our gross book value, including the carrying value of our equity method investments exclusive of accumulated depreciation, our total investment portfolio has the following characteristics:

As of December 31, 2018, based on carrying values exclusive of accumulated depreciation and general loan loss reserves, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$67,924	$1,191,980	$110,679	$—	$1,370,583	32.7%
Land and Development	96,140	—	—	672,198	768,338	18.4%
Entertainment / Leisure	—	712,220	14,871	—	727,091	17.4%
Hotel	248,855	—	47,468	—	296,323	7.1%
Mixed Use / Mixed Collateral	215,719	—	76,673	—	292,392	7.0%
Condominium	159,075	—	20,551	—	179,626	4.3%
Ground Leases	—	172,178	—	—	172,178	4.1%
Multifamily	139,087	—	29,189	—	168,276	4.0%
Other Property Types	51,113	57,348	—	—	108,461	2.6%
Retail	23,311	—	69,472	—	92,783	2.2%
Strategic Investments	—	—	—	—	7,516	0.2%
Total	$1,001,224	$2,133,726	$368,903	$672,198	$4,183,567	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$503,702	$624,605	$62,824	$314,572	$1,505,703	36.0%
West	147,936	358,007	54,144	102,508	662,595	15.8%
Southeast	123,922	300,200	59,341	76,251	559,714	13.4%
Mid-Atlantic	—	401,726	6,300	127,550	535,576	12.8%
Southwest	84,249	229,735	128,458	19,780	462,222	11.0%
Central	44,207	212,319	57,836	31,537	345,899	8.3%
Various	97,208	7,134	—	—	104,342	2.5%
Strategic Investments	—	—	—	—	7,516	0.2%
Total	$1,001,224	$2,133,726	$368,903	$672,198	$4,183,567	100.0%

Industry Segments
The Company has four reportable business segments: Real Estate Finance, Net Lease, Operating Properties and Land and Development. The following describes the Company's reportable segments as of December 31, 2018 ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate / Other(1)	Total
Real estate, at cost	$—	$1,824,010	$252,323	$—	$—	$2,076,333
Less: accumulated depreciation	—	(287,516)	(17,798)	—	—	(305,314)
Real estate, net	—	1,536,494	234,525	—	—	1,771,019
Real estate available and held for sale	—	1,055	21,496	—	—	22,551
Total real estate	—	1,537,549	256,021	—	—	1,793,570
Land and development, net	—	—	—	598,218	—	598,218
Loans receivable and other lending investments, net	988,224	—	—	—	—	988,224
Other investments(2)	—	165,804	65,643	65,312	7,516	304,275
Total portfolio assets	$988,224	$1,703,353	$321,664	$663,530	$7,516	$3,684,287
_______________________________________________________________________________

(1)
Corporate/Other includes certain joint venture and strategic investments that are not included in the other reportable segments. See Item 8—"Financial Statements and Supplemental Data—Note 7" for further detail on these investments.

(2)
The Net Lease segment includes our equity method investment in SAFE. As of December 31, 2018, we owned 7.6 million shares of SAFE's common stock, or 41.8%. On January 2, 2019, we made an additional $250.0 million cash investment in Investor Units of SAFE OP, representing an additional 12.5 million shares of common stock, bringing our total economic interest in SAFE to approximately 65.5%.

Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. The Company's real estate finance portfolio consists of senior mortgage loans that are secured by commercial and residential real estate assets where the Company is the first lien holder, subordinated mortgage loans that are secured by second lien or junior interests in commercial and residential real estate assets, leasehold loans to Ground Lease tenants, including tenants of SAFE, and corporate/partnership loans, which represent mezzanine or subordinated loans to entities for which the Company does not have a lien on the underlying asset, but may have a pledge of underlying equity ownership of such assets. The Company's real estate finance portfolio includes loans on stabilized and transitional properties, Ground Leases and ground-up construction projects. In addition, the Company has preferred equity investments and debt securities classified as other lending investments.

The Company's real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2018		2017
	Total	% of Total	Total	% of Total
Performing loans:
Senior mortgages	$694,025	69.4%	$709,809	53.9%
Corporate/partnership loans	148,583	14.8%	332,387	25.2%
Subordinate mortgages	10,161	1.0%	9,495	0.7%
Subtotal	852,769	85.2%	1,051,691	79.8%
Non-performing loans(1):
Senior mortgages	26,329	2.6%	32,825	2.5%
Corporate/partnership loans	—	—%	144,063	10.9%
Subtotal	26,329	2.6%	176,888	13.4%
Total carrying value of loans	879,098	87.8%	1,228,579	93.2%
Other lending investments—securities	122,126	12.2%	89,576	6.8%
Total carrying value	1,001,224	100.0%	1,318,155	100.0%
General reserve for loan losses	(13,000)		(17,500)
Total loans receivable and other lending investments, net	$988,224		$1,300,655
_______________________________________________________________________________

(1)	Non-performing loans are presented net of asset-specific loan loss reserves of $40.4 million and $61.0 million, respectively, as of December 31, 2018 and 2017.
Portfolio Activity—During the year ended December 31, 2018, the Company invested $511.5 million (including capitalized deferred interest and excluding seller financing originations) in its real estate finance portfolio and received repayments of $860.5 million (including the receipt of previously capitalized deferred interest).
In the second quarter 2018, we resolved a non-performing loan with a carrying value of $145.8 million. We received a $45.8 million cash payment and a preferred equity investment with a face value of $100.0 million that is mandatorily redeemable in five years. We recorded the preferred equity at its fair value of $77.0 million and are accruing interest over the expected duration of the investment. In addition, we recorded a $21.4 million loan loss provision and simultaneously charged-off of the remaining unpaid balance.

Summary of Interest Rate Characteristics—The Company's loans receivable and other lending investments had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2018			2017
	Carrying Value	% of Total	Weighted Average Accrual Rate	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans and other lending investments	$179,122	17.9%	7.7%	$251,185	19.1%	9.4%
Variable-rate loans(1)	795,772	79.5%	6.2%	890,082	67.5%	8.2%
Non-performing loans(2)	26,330	2.6%	N/A	176,888	13.4%	N/A
Total carrying value	1,001,224	100.0%		1,318,155	100.0%
General reserve for loan losses	(13,000)			(17,500)
Total loans receivable and other lending investments, net	$988,224			$1,300,655
__________________________________________________________________________

(1)	As of December 31, 2018 and 2017, includes $461.3 million and $416.6 million, respectively, of loans with a weighted average LIBOR floor of 1.1% and 0.3%, respectively.

(2)	Non-performing loans are presented net of asset-specific loan loss reserves of $40.4 million and $61.0 million, respectively, as of December 31, 2018 and 2017.
Summary of Maturities—As of December 31, 2018 the Company's loans receivable and other lending investments had the following maturities ($ in thousands):

Year of Maturity(1)	Number of Loans Maturing	Carrying Value	% of Total
2019	15	$516,030	51.5%
2020	6	145,069	14.5%
2021	11	164,188	16.4%
2022	—	—	—%
2023	1	79,606	8.0%
2024 and thereafter	5	70,001	7.0%
Total performing loans and other lending investments	38	$974,894	97.4%
Non-performing loans(2)	3	26,330	2.6%
Total carrying value	41	$1,001,224	100.0%
General reserve for loan losses		(13,000)
Total loans receivable and other lending investments, net		$988,224
_______________________________________________________________________________

(1)
Year of maturity represents the initial maturity and does not include any extension options. As of December 31, 2018, our real estate finance portfolio had a weighted average remaining term, exclusive of any borrower extension options, of 2.5 years.

(2)	Non-performing loans are presented net of asset-specific loan loss reserves of $40.4 million.

The tables below summarize our loan portfolio, excluding securities, and the reserves for loan losses associated with our loan portfolio ($ in thousands):

	December 31, 2018
	Number	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$852,768	$(13,000)	$839,768	97.0%	1.5%
Non-performing loans	3	66,725	(40,395)	26,330	3.0%	60.5%
Total	38	$919,493	$(53,395)	$866,098	100.0%	5.8%

	December 31, 2017
	Number	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	36	$1,051,691	$(17,500)	$1,034,191	85.4%	1.7%
Non-performing loans	5	237,877	(60,989)	176,888	14.6%	25.6%
Total	41	$1,289,568	$(78,489)	$1,211,079	100.0%	6.1%

Performing Loans—The table below summarizes our performing loans gross of reserves ($ in thousands):

	December 31, 2018	December 31, 2017
Senior mortgages	$694,025	$709,809
Corporate/Partnership loans	148,583	332,387
Subordinate mortgages	10,160	9,495
Total	$852,768	$1,051,691

Weighted average LTV	63%	67%
Yield	9.2%	9.8%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2018, we had non-performing loans with an aggregate carrying value of $26.3 million compared to non-performing loans with an aggregate carrying value of $176.9 million as of December 31, 2017. In the second quarter 2018, we resolved a non-performing loan with a carrying value of $145.8 million. We received a $45.8 million cash payment and a preferred equity investment with a face value of $100.0 million that is mandatorily redeemable in five years. We recorded the preferred equity at its fair value of $77.0 million and are accruing interest over the expected duration of the investment. In addition, we recorded a $21.4 million loan loss provision and simultaneously charged-off of the remaining unpaid balance. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $53.4 million as of December 31, 2018, or 5.8% of total loans, compared to $78.5 million or 6.1% as of December 31, 2017. For the year ended December 31, 2018, the provision for loan losses included a $21.4 million provision resulting from the resolution of a non-performing loan partially offset by a $4.5 million decrease in the general reserve. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2018, asset-specific reserves decreased to $40.4 million compared to $61.0 million as of December 31, 2017.

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

The general reserve decreased to $13.0 million or 1.5% of performing loans as of December 31, 2018, compared to $17.5 million or 1.7% of performing loans as of December 31, 2017. The decrease was primarily attributable to a decrease in the size of our loan portfolio.

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
The net lease segment includes the Company's traditional net lease investments and its investment in SAFE.
Net Lease Venture—In 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets and gave a right of first refusal to the venture on all new net lease investments that met specified investment criteria (refer to Note 7 in our consolidated financial statements for more information on our Net Lease Venture). The Net Lease Venture's investment period expired on June 30, 2018 and the remaining term of the venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of us and our partner. We obtained control over the Net Lease Venture when the investment period expired on June 30, 2018 and consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment.
Net Lease Venture II—In July 2018, we entered into Net Lease Venture II with similar investment strategies as the Net Lease Venture (refer to Note 7). The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by us. We have an equity interest in the new venture of approximately 51.9%, which is accounted for as an equity method investment, and are responsible for managing the venture in exchange for a management fee and incentive fee.

SAFE—In April 2017, institutional investors acquired a controlling interest in our Ground Lease business through the merger of one of our subsidiaries and related transactions. Our Ground Lease business was a component of our net lease segment and consisted of 12 properties subject to long-term net leases including seven Ground Leases and one master lease (covering five properties). As a result of the Acquisition Transactions, we deconsolidated the 12 properties and the associated financing. We account for our investment in SAFE as an equity method investment (refer to Note 7). We are SAFE's external manager, and we have an exclusivity agreement with SAFE pursuant to which we agreed, subject to certain exceptions, that we will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless we have first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity. As of December 31, 2018, we owned approximately 41.8% of SAFE's common stock outstanding.
On January 2, 2019, we purchased 12,500,000 newly designated limited partnership units (the "Investor Units") in SAFE's operating partnership ("SAFE OP"), at a purchase price of $20.00 per unit, for a total purchase price of $250.0 million. The purpose of the investment was to allow SAFE to fund additional Ground Lease acquisitions and originations.
The Investor Units have the following features:

•	the right to receive equivalent distributions per unit to those paid on one share of SAFE common stock;

•	no voting rights;

•	non-transferable prior to June 30, 2019;

•	no automatic conversion or exchange rights; and

•	limited protective consent rights.

SAFE has agreed to seek stockholder approval to exchange the Investor Units for shares of SAFE common stock, on a one-for-one basis.
The Investor Units represent an approximate 40.6% fully diluted economic interest in SAFE. After giving effect to the issuance of the Investor Units, our aggregate fully diluted economic interest in SAFE (including the shares of SAFE common stock and Investor Units owned by us) is approximately 65.4%; however, our voting power in SAFE will remain capped at 41.9%, as a result of the limitations described below.
In connection with our purchase of the Investor Units, we entered into a Stockholder's Agreement with SAFE on January 2, 2019. The Stockholder's Agreement:

•	limits our discretionary voting power to 41.9% of the outstanding voting power of SAFE's Common Stock until our aggregate ownership of SAFE common stock is less than 41.9%;

•	requires us to cast all of our voting power in favor of three director nominees to SAFE's board who are independent of each of us and SAFE for three years;

•	subjects us to certain standstill provisions for two years;

•	restricts our ability to transfer shares of SAFE common stock issued in exchange for Investor Units, or "Exchange Shares," for one year after their issuance;

•
prohibits us from transferring shares of SAFE common stock representing more than 20% of the outstanding SAFE common stock in one transaction or a series of related transactions to any person or group, other than pursuant to a widely distributed public offering, unless SAFE's other stockholders have participation rights in the transaction; and

•	provides us certain preemptive rights.

In connection with the new investment, SFTY Manager LLC (our wholly-owned subsidiary) and SAFE amended and restated the Management Agreement, dated as of June 27, 2017, between them, the "Amended and Restated Management Agreement". The Amended and Restated Management Agreement, dated January 2, 2019, generally provides for incremental increases in the base management fee payable to the manager from a minimum of 1.0% to a maximum of 1.5% of SAFE's Total Equity (as defined in the agreement) as it increases. The management fee will be payable in cash or SAFE common stock, at SAFE's election (as determined by SAFE's independent directors). SAFE common stock issued to pay the management fee will be valued at the greater of $20.00 or a recent volume weighted average market price.
The Amended and Restated Management Agreement will have an initial term through June 30, 2022 during which the agreement is non-terminable, except for certain cause events. After the initial term, the agreement will be automatically renewed for additional one year terms, subject to certain rights of SAFE's independent directors to terminate the agreement based on the manager's materially detrimental long-term performance or, beginning with the seventh annual renewal term after the initial term, unfair management fees that the manager declines to renegotiate. SAFE will be obligated to pay the manager a termination fee equal to three times the annual management fee paid in respect of the last completed fiscal year prior to the termination if, by the time of such termination, SAFE has raised Total Equity of at least $820.0 million since inception, including from us.
In connection with our purchase of the Investor Units, the parties also entered into an Amended and Restated Registration Rights Agreement, dated January 2, 2019, which requires SAFE to, among other things, use commercially reasonable efforts to file a shelf registration statement with the Securities and Exchange Commission providing for resale of all shares of SAFE common stock held by us. The agreement also provides us with certain demand registration rights.

As of December 31, 2018, our consolidated net lease portfolio totaled $2.0 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II, exclusive of accumulated depreciation, totaled $2.1 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate(1)	Net Lease Venture II	SAFE(2)
Ownership %	100.0%	51.9%	41.8%
Gross book value (millions)(3)	$1,961	$31	$884

% Leased	98.8%	100.0%	100.0%
Square feet (thousands)	16,754	169	1,793
Weighted average lease term (years)(4)	15.3	10.0	83.4
Weighted average yield	8.8%	8.2%
_______________________________________________________________________________
(1)We own 51.9% of the Net Lease Venture which is consolidated in our GAAP financial statements (refer to Note 4).
(2)On January 2, 2019, we made an additional $250.0 million cash investment in Investor Units of SAFE OP.
(3)Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us.
(4)Represents the initial maturity and does not include extension options.

Portfolio Activity—On June 30, 2018, we consolidated the Net Lease Venture (refer to Note 7) and recorded $743.6 million to "Real estate, net" on our consolidated balance sheet and recorded a gain of $67.9 million in "Gain on consolidation of equity method investment" in our consolidated statement of operations as a result of the consolidation.

As a result of the adoption of new accounting standards (refer to Note 3), on January 1, 2018, we recorded an increase to retained earnings of $55.5 million, bringing our total gain on the sale of our Ground Lease business to SAFE to approximately $178.9 million. In addition, during the year ended December 31, 2018, we purchased 0.8 million shares of SAFE's common stock for $13.8 million, representing an average cost of $17.92 per share.
We also entered into Net Lease Venture II, which acquired its first investment in December 2018. We contributed $16.4 million to the venture which purchased the asset for $31.2 million.

Also during the year ended December 31, 2018, we acquired two net lease assets for $14.8 million and invested an aggregate $40.2 million of tenant improvements and capital expenditures on our existing net lease assets.

During the year ended December 31, 2018, we recorded an aggregate impairment of $10.4 million on two net lease assets. We recorded a $6.0 million impairment on a property based on a strategic decision to sell the asset. The fair value is based on purchase offers received from third parties. We also recorded a $4.4 million impairment on a property as we determined our total recovery was less than our carrying value.

Summary of Lease Expirations—As of December 31, 2018, future lease expirations on the Company's net lease assets, excluding our equity method investments in SAFE and Net Lease Venture II, are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2019	4	$4,001	2.3%	0.7%	254
2020	1	2,228	1.3%	0.4%	153
2021	1	1,987	1.1%	0.4%	69
2022	1	7,204	4.1%	1.3%	484
2023	3	4,657	2.6%	0.8%	96
2024	1	5,272	3.0%	0.9%	200
2025	1	7,383	4.2%	1.3%	410
2026	4	10,020	5.7%	1.8%	638
2027	2	2,796	1.6%	0.5%	892
2028	1	1,095	0.6%	0.2%	104
2029 and thereafter	16	129,233	73.5%	23.0%	13,454
Total	35	$175,876	100.0%	31.3%	16,754
Weighted average remaining lease term (in years)(2)	15.3
_______________________________________________________________________________

(1)	Reflects the percentage of annualized operating lease income for leases in-place as a percentage of annualized total revenue.

(2)	Represents the initial maturity and does not include extension options.

Operating Properties

Our operating properties portfolio is comprised of commercial and residential properties, which represent a pool of assets across a broad range of geographies and collateral types including office, retail and hotel properties. The operating properties are primarily part of our legacy portfolio, and generally represent properties that we acquired in foreclosures of loans on which the borrowers defaulted during the financial crisis. The Company generally seeks to reposition or redevelop transitional properties with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. Upon stabilization, the Company will generally look to monetize these assets if favorable conditions exist for maximizing value, or if the Company determines that the future prospects of the property indicate that the Company would be better served by disposing of the asset and investing the cash in new assets, paying down debt or otherwise using the cash. The commercial properties within this portfolio include office, retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.
The Company's operating properties portfolio, including equity method investments, included the following ($ in thousands):

	Commercial		Residential
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Real estate, at cost	$252,323	$521,385	$—	$—
Less: accumulated depreciation	(17,798)	(55,137)	—	—
Real estate, net(1)	$234,525	$466,248	$—	$—
Real estate available and held for sale	945	20,069	20,551	48,519
Other investments	65,643	38,761	—	—
Total portfolio assets	$301,113	$525,078	$20,551	$48,519
_______________________________________________________________________________

(1)
There are 10 commercial real estate assets in the operating properties segment, of which the largest four properties comprise 83.0% of the segment's carrying value as of December 31, 2018. The remaining six properties have an average carrying value of $6.7 million per property.

As of December 31, 2018, our operating property portfolio, including the carrying value of our equity method investments, exclusive of accumulated depreciation, totaled $368.9 million.

The table below provides certain statistics for our legacy commercial operating property portfolio.

Gross Book Value (in thousands)(1)	Properties	Yield
$280,464	14	7.0%
_______________________________________________________________________________

(1)	Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us.

Portfolio Activity—We have been aggressively monetizing our operating properties and during the year ended December 31, 2018, we sold 10 commercial operating properties and residential condominiums from other properties for total net sales proceeds of $327.9 million and recognized $81.0 million of gains in "Income from sales of real estate" in our consolidated statement of operations. We recorded aggregate impairments of $71.1 million on five legacy operating properties and $8.9 million of aggregate impairments on residential condominiums sold and unsold units. The impairments included a $47.1 million impairment on an urban regional mall located in Chicago, IL. Since foreclosing on the mall we had been actively working to release vacant spaces and made some progress with national retailers. In the second half of 2018, one of the mall’s two anchor tenants liquidated and closed its store. This triggered the lower alternative rent clauses in the leases of several of the in-line tenants, which led to a significant decline in the mall's income. We continue to seek new tenants for the mall, but based on recent indications received from prospective tenants and the large, anticipated future and ongoing capital commitment required to lease the vacated anchor space and in-line vacancies, in the fourth quarter of 2018 we decided to market the asset for sale. The impairments also included a $23.2 million impairment on an entertainment complex located in Coney Island, NY. We completed construction of the asset in 2016 and hired an operator to program the asset and to provide food and beverage services. While the project initially produced positive cash flow, operating performance significantly deteriorated during 2018 and we currently expect the facility to produce losses into the foreseeable future. As a result, we reduced our estimate of the future cash flow to be received from the property. We also invested $19.9 million in our operating properties and made contributions of $29.8 million to our operating property equity method investments.

The following table presents an operating property portfolio rollforward for the year ended December 31, 2018.

Operating Property Rollforward
(in millions)
	Commercial	Residential	Other Investments	Total Segment
Beginning balance	$486.3	$48.5	$38.8	$573.6
Dispositions/distributions(1)	(215.2)	(26.3)	(20.3)	(261.8)
Capital expenditures/contributions(2)	13.0	6.9	29.8	49.7
Impairments	(71.7)	(8.5)	—	(80.2)
Placed into service(3)	37.4	—	—	37.4
Other(4)	(0.5)	—	17.3	16.8
Depreciation	(13.9)	—	—	(13.9)
Ending balance	$235.4	$20.6	$65.6	$321.6
_______________________________________________________________________

(1)	For commercial and residential, represents net book value of the assets sold, rather than proceeds received. For other investments, represents distributions received by us.

(2)	For other investments, represents contributions made by us.
(3)Represents assets placed into service during the period.

(4)
For other investments, includes a $12.9 million step-up in basis to fair value relating to the disposition of real estate to ventures for which we previously recognized partial gains. Prior to the adoption of ASU 2017-05 (refer to Note 3), we were required to recognize gains on only the portion of our interest transferred to third parties and were precluded from recognizing a gain on our retained noncontrolling interest, which was carried at our historical cost basis.

As of December 31, 2018, future lease expirations on commercial properties within the operating properties portfolio, excluding hotels, marinas and other investments, were as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2019(2)	107	$2,568	16.3%	0.5%	167
2020	26	1,399	8.9%	0.2%	46
2021	16	998	6.3%	0.2%	27
2022	21	1,008	6.4%	0.2%	45
2023	8	982	6.2%	0.2%	54
2024	4	981	6.2%	0.2%	120
2025	6	1,220	7.7%	0.2%	40
2026	9	1,657	10.5%	0.3%	238
2027	38	3,977	25.2%	0.8%	69
2028	7	980	6.3%	0.2%	36
2029 and thereafter	—	—	—%	—%	0
Total	242	$15,770	100.0%	3.0%	842
Weighted average remaining lease term (in years)	5.1
_______________________________________________________________________________

(1)	Reflects the percentage of annualized operating lease income for leases in-place as a percentage of annualized total revenue.

(2)	Includes office leases expiring in commercial properties as well as month-to-month and short term license agreements within our retail properties.

Land and Development

As of December 31, 2018, the Company's land and development portfolio, including equity method investments, included 24 properties, comprised of five MPCs, 13 infill land parcels and six waterfront land parcels located throughout the United States. MPCs represent large-scale residential projects that the Company has and/or will entitle, plan and/or develop and may sell through retail channels to home builders or in bulk. The remainder of the Company’s land includes infill and waterfront parcels located in and around major cities that the Company will develop, sell to or partner with commercial real estate developers. Waterfront parcels are generally entitled for residential projects and urban infill parcels are generally entitled for mixed-use projects. The land and development properties are primarily part of our legacy portfolio and generally represent properties that we acquired in foreclosures of loans on which the borrowers defaulted during the financial crisis. Similar to our legacy operating properties, we have been actively reviewing our legacy land and development properties and seeking to monetize assets when we believe the proceeds generated from sale can be better deployed in new investments and/or used to repay debt or for other purposes. We have decided to continue to hold and develop other projects in cases where we believe the potential future returns outweigh the benefits of selling the assets now.

As of December 31, 2018, we had four projects in production, seven in development and 13 in the pre-development phase. These projects are collectively entitled for approximately 9,200 lots and units. The Company's land and development portfolio included the following ($ in thousands):

	As of December 31,
	2018	2017
Land and development, net	$598,218	$860,311
Other investments	65,312	63,855
Total	$663,530	$924,166
Portfolio Activity—During the year ended December 31, 2018, we sold land parcels and residential lots and units and recognized $409.7 million in "Land development revenue" and $350.2 million in "Land development cost of sales" in our consolidated statement of operations. We recorded aggregate impairments of $56.7 million on five legacy land and development properties. Of the $56.7 million of impairments, approximately $25.0 million relates to a waterfront land and development asset located in Long Beach, NY. In 2014, as part of the settlement of litigation with the city, we received entitlements to develop a higher density project than was as-of-right under current zoning. We intended to build or joint venture the project and sought a tax abatement in order to move forward with the development. In 2018, the city revoked its previously approved increased zoning and revoked our building permits. Several lawsuits were filed and litigation is ongoing. In the fourth quarter 2018, we received written indications of interest from parties interested in acquiring the site from us. Based on these indications, and the desire to mitigate future development risk associated with the asset, we intend to more broadly market the property for sale in 2019. $21.6 million of the impairment relates to a MPC located in Santa Clarita, CA. During 2018, we hired a local homebuilder as a consultant to create detailed lot development plans and budgets for the site. Based on the review, which was concluded in the fourth quarter 2018, an evaluation of the estimated capital needed to develop the project, the expected four to five year period to develop and sell the lots and market risks over that time horizon, we decided to market the property for sale as is rather than develop the property. The balance of the impairments relates to three smaller properties, one property that was sold in 2018, one property that was sold in 2019 and one property where we reduced our expectations for future cash flows from the property.

The following table presents a land and development portfolio rollforward for the year ended December 31, 2018 and certain land and development statistics.

Land and Development Portfolio Rollforward
(in millions)
	Asbury Ocean Club	Asbury Park Waterfront	Magnolia Green	All Others	Total Segment
Beginning balance(1)	$58.9	$81.6	$110.8	$609.0	$860.3
Asset sales(2)	—	(3.2)	(18.3)	(289.7)	(311.2)
Placed into service(3)	—	(9.9)	—	(22.9)	(32.8)
Capital expenditures	106.5	6.4	17.8	13.8	144.5
Other(4)	—	(0.2)	(0.8)	(61.6)	(62.6)
Ending balance(1)	$165.4	$74.7	$109.5	$248.6	$598.2

Net sales(5)	$—	$(0.9)	$(1.8)	$62.2	$59.5
_______________________________________________________________________
(1)As of December 31, 2018 and 2017, Total Segment excludes $65.3 million and $63.9 million, respectively, of equity method investments.

(2)
Represents gross book value of the assets sold, rather than proceeds received. During the year ended December 31, 2018, we received approximately $253.4 million in gross proceeds in connection with the sale of two land parcels totaling 93 acres in San Jose, CA and San Pedro, CA. We also completed the monetization of a 785 acre master planned community entitled for 1,458 single family lots in Riverside County, California.

(3)Represents assets placed into service during the period.
(4)Includes $56.7 million of impairments.
(5)Net sales represents land development revenue less land development cost of sales.

Following is a description of some of our major land and development projects that we are holding for further development. There can be no assurance that we will not change our current strategy for any of the projects described below:
Asbury Ocean Club and Asbury Park Waterfront
iStar owns 35 acres of oceanfront property in the Asbury Park waterfront redevelopment area in Asbury Park, N.J. iStar serves as the master developer and its land holdings represent approximately 70% of the undeveloped land along the waterfront. Over the past several years, iStar has strategically developed a limited number of residential and commercial projects to re-establish the local housing market and drive momentum for future growth. The existing redeveloper agreement with the city permits up to approximately 2,500 additional units, comprised of for-sale residential homes, hotel keys and multi-family apartments. Future projects are positioned to be developed by iStar or in conjunction with joint venture partners. These individual land parcels could also be sold to third party developers.
Asbury Ocean Club is a 16-story mixed-use project comprised of 130 residential condominium units, a 54-unit boutique hotel, 24,000 square feet of retail space, a 15,000 square foot spa, 26,000 square feet of outdoor amenity space and 410 structured parking spaces, located at 1101 Ocean Avenue in Asbury Park, New Jersey. The project is currently under construction and with an estimated completion date of summer 2019.
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
Magnolia Green sold 166 residential lots for $14.8 million of land development revenue during the year ended December 31, 2018.

The Company's land and development projects that contributed to revenues during the year ended December 31, 2018 are listed below ($ in thousands):

Project	Property Type	Location	Current Anticipated Sales Completion Date(1)	2018 Revenue	Units Sold in 2018(2)	Cumulative Units Sold	Estimated Remaining Units(2)
Land and development
Highpark	Infill Land Parcel	San Jose, CA	2018	$151,600	N/A	N/A	N/A
Great Oaks	Infill Land Parcel	San Pedro, CA	2018	101,684	N/A	N/A	N/A
Spring Mountain Ranch Phase 2 & 3	MPC	Riverside, CA	2018	73,974	878	974	—
Naples Reserve	MPC	Naples, FL	2020	38,393	325	689	394
Magnolia Green	MPC	Richmond, VA	2026	14,757	166	1,151	1,837
Coney Bath	Waterfront	Brooklyn, NY	2021	10,100	N/A	N/A	N/A
Palm Tree	Infill Land Parcel	Miami, FL	2019	9,500	N/A	N/A	N/A
Savannah Godley	Infill Land Parcel	Savannah, GA	2018	5,500	N/A	N/A	N/A
Asbury Monroe	MPC	Asbury Park, NJ	2019	2,532	3	32	2
Potomac	Infill Land Parcel	Ranson, WV	2022	1,670	N/A	N/A	N/A
Total land and development				409,710	1,372	2,846	2,233
Land and development equity method investments(3)				Equity in Earnings (Losses)	Units Sold in 2018(2)	Cumulative Units Sold	Estimated Remaining Units(2)
Marina Palms(4)	Waterfront	N. Miami Beach, FL	2019	3,221	11	444	24
Other land and development equity method investments	Various	Various	Various	(6,331)	N/A	N/A	N/A
Total land and development equity method investments				(3,110)	11	444	24
Total Land and Development Projects Contributing to Earnings				$406,600	1,383	3,290	2,257
_______________________________________________________________________________

(1)
Current anticipated completion dates are subject to change as a result of factors that may be outside of the Company's control, such as economic conditions, uncertainty with rezoning, obtaining governmental permits and approvals, concerns of community associations and reliance on third party contractors.

(2)
Units sold in 2018 excludes bulk land parcel sales. Estimated remaining units may include single-family lots, condos, multifamily rental units and hotel keys, as applicable, for the respective properties and are subject to change.

(3)	These land and development projects are accounted for under the equity method of accounting.

(4)	Sales activity is the result of percentage of completion accounting at the venture during the year ended December 31, 2018.

Results of Operations for the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

	For the Years Ended December 31,
	2018	2017	$ Change	% Change
	(in thousands)
Operating lease income	$208,192	$187,684	$20,508	11%
Interest income	97,878	106,548	(8,670)	(8)%
Other income	82,342	188,091	(105,749)	(56)%
Land development revenue	409,710	196,879	212,831	>100%
Total revenue	798,122	679,202	118,920	18%
Interest expense	183,751	194,686	(10,935)	(6)%
Real estate expenses	139,289	147,617	(8,328)	(6)%
Land development cost of sales	350,181	180,916	169,265	94%
Depreciation and amortization	58,699	49,033	9,666	20%
General and administrative	92,135	98,882	(6,747)	(7)%
Provision for (recovery of) loan losses	16,937	(5,828)	22,765	>(100%)
Impairment of assets	147,108	32,379	114,729	>100%
Other expense	6,040	20,954	(14,914)	(71)%
Total costs and expenses	994,140	718,639	275,501	38%
Income from sales of real estate	126,004	92,049	33,955	37%
Loss on early extinguishment of debt, net	(10,367)	(14,724)	4,357	(30)%
Earnings (losses) from equity method investments	(5,007)	13,015	(18,022)	>(100%)
Gain from consolidation of equity method investment	67,877	—	67,877	100%
Income tax benefit (expense)	(815)	948	(1,763)	>(100%)
Income from discontinued operations	—	4,939	(4,939)	(100)%
Gain from discontinued operations	—	123,418	(123,418)	(100)%
Net income (loss)	$(18,326)	$180,208	$(198,534)	>(100%)
Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased to $208.2 million in 2018 from $187.7 million in 2017. The following tables summarizes our operating lease income by segment ($ in millions).

	2018	2017	Change
Net Lease(1)	$152.0	$123.7	$28.3
Operating Properties(2)	55.7	63.2	(7.5)
Land and Development	0.5	0.8	(0.3)
Total	$208.2	$187.7	$20.5
______________________________________________________________

(1)	Change primarily due to a $36.9 million increase from the consolidation of the Net Lease Venture and entering into new leases, partially offset by $8.6 million from asset sales.

(2)
Change primarily due to a decrease of $8.9 million due to asset sales, partially offset by an increase of $2.3 million from the net amortization of intangible lease liabilities relating to lease terminations and an operating property placed into service in 2018.

The following table shows certain same store statistics for our Net Lease and Operating Properties segments. Same store assets are defined as assets we owned on or prior to January 1, 2017 and were in service through December 31, 2018 (Operating lease income in millions).

	2018	2017
Operating lease income
Net Lease	$109.3	$107.1
Operating Properties(1)	$35.1	$36.3

Rent per square foot
Net Lease	$10.08	$9.99
Operating Properties(1)	$41.71	$34.45

Occupancy(2)
Net Lease	98.1%	97.9%
Operating Properties	67.3%	83.1%
______________________________________________________________

(1)	Excludes $2.6 million recognized during the year ended December 31, 2018 in connection with the termination of two leases.

(2)	Occupancy as of December 31, 2018 and 2017.

Interest income decreased to $97.9 million in 2018 from $106.5 million in 2017. The decrease in interest income was due primarily to a decrease in the weighted-average yield of our performing loans, which decreased to 9.2% for 2018 from 9.8% for 2017, principally from the payoff of higher yielding loans in 2018. The average balance of our performing loans was $1.07 billion for 2018 and 2017.
Other income decreased to $82.3 million in 2018 from $188.1 million in 2017. Other income in 2018 consisted primarily of income from our hotel properties, income recognized from the termination of a lease, other ancillary income from our operating properties and interest income earned on our cash balances. Other income in 2017 primarily consisted of interest income and real estate tax reimbursements resulting from the settlement of the Bevard litigation (refer to Note 5), income from our hotel properties and other ancillary income from our operating properties. The decrease in 2018 was related primarily to the Bevard litigation, which resulted in $123.4 million of other income in 2017.
Land development revenue and cost of sales—In 2018, we sold land parcels and residential lots and units and recognized land development revenue of $409.7 million which had associated cost of sales of $350.2 million. In 2017, we sold residential lots and units and one land parcel totaling 1,250 acres and recognized land development revenue of $196.9 million which had associated cost of sales of $180.9 million. The increase in 2018 was primarily the result of two bulk land parcel sales that generated $253.3 million in land development revenue, partially offset by the recognition of $114.0 million in land development revenue in 2017 related to the Bevard litigation.
Costs and expenses—Interest expense decreased to $183.8 million in 2018 from $194.7 million in 2017. The decrease in interest expense was due to the balance of our average outstanding debt, which decreased to $3.52 billion for 2018 from $3.58 billion for 2017. Our weighted average cost of debt was 5.5% for 2018 and 5.6% for 2017. In addition, during the year ended December 31, 2018, we recorded $10.7 million in interest expense as a result of the consolidation of the Net Lease Venture on June 30, 2018, of which we own a 51.9% equity interest.

Real estate expenses decreased to $139.3 million in 2018 from $147.6 million in 2017. The following table summarizes our real estate expenses by segment ($ in millions).

	Year Ended December 31,
	2018	2017	Change
Operating Properties(1)	$80.6	$89.7	$(9.1)
Land and Development(2)	41.7	41.2	0.5
Net Lease(3)	17.0	16.7	0.3
Total	$139.3	$147.6	$(1.1)
______________________________________________________________

(1)	Change primarily due to a sale of assets, partially offset by new assets beginning operations in 2018.

(2)	Change primarily due to an increase in marketing and other costs associated with launching residential condominium sales, partially offset by asset sales.

(3)	Change primarily due to a $1.9 million increase from the consolidation of the Net Lease Venture, partially offset by asset sales.

Depreciation and amortization increased to $58.7 million in 2018 from $49.0 million for the same period in 2017. The increase in 2018 was primarily due to the consolidation of the Net Lease Venture, partially offset by the sale of net lease and commercial operating properties.
General and administrative expenses decreased to $92.1 million in 2018 from $98.9 million in 2017. We capitalized into our active development projects $1.7 million and $1.8 million of payroll-related costs (including salaries, bonuses, LTIP awards, benefits and taxes) for the years ended December 31, 2018 and 2017, respectively. The following table summarizes our general and administrative expenses for the years ended December 31, 2018 and 2017 (in millions):

	Year Ended December 31,
	2018		2017	Change
Payroll and related costs(1)	$50.3		$62.0	$(11.7)
Severance costs(2)	5.3		—	5.3
Performance Incentive Plans(3)	15.4	5.0	14.9	0.5
Occupancy costs	5.2		5.2	—
Public company costs	5.0		6.7	(1.7)
Other	10.9		10.1	0.8
Total	$92.1		$98.9	$(6.8)
____________________________________________________

(1)	Decrease due to a reduced bonus payout and a reduction in headcount. We reduced our headcount to 166 employees as of December 31, 2018 from 186 employees as of December 31, 2017.

(2)	Represents costs associated with terminated employees.

(3)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. Such amounts may increase or decrease over time until the awards are settled. Please refer to Note 14 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The provision for loan losses was $16.9 million in 2018 as compared to a recovery of loan losses of $5.8 million in 2017. The provision for loan losses in 2018 was due to a specific reserve of $21.4 million resulting from the resolution of a non-performing loan, partially offset by a $4.5 million decrease in the general reserve due to a decrease in the size of our loan portfolio. The recovery of loan losses in 2017 resulted from a reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio.
In 2018, we recorded impairments of $147.1 million on land and development and real estate assets. Refer to "Management's Discussion and Analysis - Our Portfolio" for more information on such impairments, which resulted primarily from our decision to accelerate the monetization of certain legacy assets, including several larger assets. In 2017, we recorded impairments on land and development and real estate assets totaling $32.4 million. The impairments recorded in 2017 were primarily the result of impairments on land and development assets of $20.5 million resulting from a decrease in expected cash flows on one asset and a change in exit strategy on another asset. We also recorded impairments of $11.9 million on real estate assets due to shifting demand in the local condominium markets and changes in our exit strategy on other real estate assets.

Other expense decreased to $6.0 million in 2018 from $21.0 million in 2017. The decrease was primarily the result of paying organization and offering costs associated with the initial public offering of SAFE (refer to Note 7) and costs incurred in connection with the repricing of our 2016 Senior Term Loan recorded in 2017.
Income from sales of real estate—Income from sales of real estate increased to $126.0 million in 2018 from $92.0 million in 2017. The following table presents our income from sales of real estate by segment ($ in millions).

	2018	2017
Operating Properties	$81.0	$4.5
Net Lease	45.0	87.5
Total income from sales of real estate	$126.0	$92.0

Loss on early extinguishment of debt, net—In 2018 and 2017, we incurred losses on early extinguishment of debt of $10.4 million and $14.7 million, respectively. In 2018, we incurred losses on early extinguishment of debt resulting from the opportunistic refinancing of a net lease asset which generated $115.5 million of excess proceeds to us, repayments of our 2016 Senior Term Loan prior to its modification, the modification and upsize of our 2016 Senior Term Loan and repayment of senior notes prior to maturity. In 2017, we incurred losses on early extinguishment of debt primarily resulting from repayments of unsecured notes prior to maturity and the repricing of our 2016 Senior Term Loan.

Earnings (losses) from equity method investments—Earnings (losses) from equity method investments decreased to $(5.0) million in 2018 from $13.0 million in 2017. In 2018, we recognized $4.1 million of income related to operations at our Net Lease Venture (which we consolidate as of June 30, 2018), $4.7 million of income from our equity method investment in SAFE and $13.8 million was aggregate losses from our remaining equity method investments, inclusive of a $10.0 million impairment on a non-U.S. equity method investment due to local market conditions and a $6.1 million impairment on a land and development equity method investment due to a change in business strategy. In 2017, we recognized $4.7 million primarily from profit participations on a land development venture, $4.5 million related to operations at our Net Lease Venture, $2.6 million related to sales activity on a land development venture and $1.2 million aggregate income from our remaining equity method investments.

Gain on consolidation of equity method investment—On June 30, 2018, we gained control of the Net Lease Venture when its investment period expired. As a result, on that date we consolidated the assets and liabilities of the venture which had previously been accounted for as an equity method investment. We recorded a gain of $67.9 million as a result of the consolidation.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our TRS. An income tax expense of$0.8 million was recorded in 2018 and a $0.9 million income tax benefit was recorded in 2017. The income tax expense for 2018 includes federal taxes related to one of our TRS's, state margins taxes and other minimum state franchise taxes. The income tax benefit for 2017 primarily relates to the credit for prior year’s minimum taxes generated in 2015 and 2014 for which we expect to receive refunds from changes made by the Tax Cuts and Jobs Act to the corporate alternative minimum tax.

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

In addition, as a result of the adoption of ASU 2017-05, on January 1, 2018, we recorded an increase to retained earnings of $55.5 million, bringing our aggregate gain on the sale of our Ground Lease business to approximately $178.9 million (refer to Note 7).

Results of Operations for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	For the Years Ended December 31,
	2017	2016	$ Change	% Change
	(in thousands)
Operating lease income	$187,684	$191,180	$(3,496)	(2)%
Interest income	106,548	129,153	(22,605)	(18)%
Other income	188,091	46,514	141,577	>100%
Land development revenue	196,879	88,340	108,539	>100%
Total revenue	679,202	455,187	224,015	49%
Interest expense	194,686	221,398	(26,712)	(12)%
Real estate expenses	147,617	137,522	10,095	7%
Land development cost of sales	180,916	62,007	118,909	>100%
Depreciation and amortization	49,033	51,660	(2,627)	(5)%
General and administrative	98,882	84,027	14,855	18%
(Recovery of) provision for loan losses	(5,828)	(12,514)	6,686	(53)%
Impairment of assets	32,379	14,484	17,895	>100%
Other expense	20,954	5,883	15,071	>100%
Total costs and expenses	718,639	564,467	154,172	27%
Income from sales of real estate	92,049	105,296	(13,247)	(13)%
Loss on early extinguishment of debt, net	(14,724)	(1,619)	(13,105)	>100%
Earnings from equity method investments	13,015	77,349	(64,334)	(83)%
Income tax benefit	948	10,166	(9,218)	(91)%
Income from discontinued operations	4,939	18,270	(13,331)	(73)%
Gain from discontinued operations	123,418	—	123,418	100%
Net income	$180,208	$100,182	$80,026	80%

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $187.7 million in 2017 from $191.2 million in 2016. The following tables summarizes our operating lease income by segment ($ in millions).

	2017	2016	Change
Net Lease(1)	$123.7	$126.2	$(2.5)
Operating Properties(2)	63.2	64.6	(1.4)
Land and Development	0.8	0.4	0.4
Total	$187.7	$191.2	$(3.5)
______________________________________________________________

(1)	Change primarily due to the sale of assets.

(2)	Change primarily due to the sale of assets partially offset by the execution of new leases.

The following table shows certain same store statistics for our Net Lease and Operating Properties segments. Same store assets are defined as assets we owned on or prior to January 1, 2016 and were in service through December 31, 2017 (Operating lease income in millions).

	2017	2016
Operating lease income
Net Lease	$113.7	$111.4
Operating Properties	$46.4	$45.2

Rent per square foot
Net Lease	$10.26	$10.08
Operating Properties	$24.25	$24.50

Occupancy(1)
Net Lease	97.9%	97.6%
Operating Properties	75.4%	72.7%
________________________________________

(1)	Occupancy as of December 31, 2017 and 2016.

Interest income decreased to $106.5 million in 2017 from $129.2 million in 2016. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans to $1.07 billion for 2017 from $1.40 billion for 2016. The weighted average yield of our performing loans increased to 9.8% for 2017 from 8.9% for 2016.
Other income increased to $188.1 million in 2017 from $46.5 million in 2016. Other income in 2017 primarily consisted of interest income and real estate tax reimbursements resulting from the settlement of the Bevard litigation (refer to Note 5), income from our hotel properties and other ancillary income from our operating properties. Other income in 2016 consisted of income from our hotel properties, loan prepayment fees and property tax refunds.
Land development revenue and cost of sales—In 2017, we sold residential lots and units and one land parcel totaling 1,250 acres and recognized land development revenue of $196.9 million which had associated cost of sales of $180.9 million. In 2016, we sold residential lots and units and recognized land development revenue of $88.3 million which had associated cost of sales of $62.0 million. The increase in 2017 from 2016 was primarily due to the Bevard litigation (refer to Note 5), which resulted in us recognizing $114.0 million of land development revenue and $106.3 million of land development cost of sales in 2017.
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
Other expense increased to $21.0 million in 2017 from $5.9 million in 2016. The increase was primarily the result of paying organization and offering costs associated with the initial public offering of SAFE (refer to Note 7) and costs incurred in connection with the repricing of our 2016 Senior Term Loan (refer to Note 10) recorded in 2017.
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

Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income is used internally as a supplemental performance measure adjusting for certain non-cash GAAP measures to give management a view of income more directly derived from current period activity. Adjusted income is calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense, the non-cash portion of gain (loss) on early extinguishment of debt and is adjusted for the effect of gains or losses on charge-offs and dispositions on carrying value gross of loan loss reserves and impairments ("Adjusted Income"). In the third quarter 2017, we modified our presentation of Adjusted Income to exclude the effect of the amount of the liquidation preference that was recorded as a premium above book value on the redemption of preferred stock (refer to Note 13) and the imputed non-cash interest expense recognized for the conversion feature of our senior convertible notes (refer to Note 10). Adjusted Income also includes the impact to retained earnings (income that would have been recognized in prior periods had the accounting standards been effective during those prior periods) resulting from the adoption of new accounting standards on January 1, 2018 (refer to Note 3).

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

	For the Years Ended December 31,
	2018	2017
Adjusted Income
Net income (loss) allocable to common shareholders	$(64,757)	$110,924
Add: Depreciation and amortization(1)	71,359	60,828
Add/Less: (Recovery of) provision for loan losses	16,937	(5,828)
Add: Impairment of assets(2)	163,765	32,379
Add: Stock-based compensation expense	17,563	18,812
Add: Loss on early extinguishment of debt, net	4,318	3,065
Add: Non-cash interest expense on senior convertible notes	4,733	1,255
Add: Premium on redemption of preferred stock	—	16,314
Add: Impact from adoption of new accounting standards(3)	75,869	—
Less: Losses on charge-offs and dispositions(4)	(67,506)	(23,130)
Adjusted income allocable to common shareholders	$222,281	$214,619
_______________________________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)	Impairment of assets also includes impairments on equity method investments recorded in "Earnings from equity method investments" in our consolidated statements of operations.

(3)	Represents an increase to retained earnings on January 1, 2018 upon the adoption of ASU 2017-05 (refer to Note 3).

(4)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not in Adjusted Income.

Liquidity and Capital Resources

During the year ended December 31, 2018, we invested $886.0 million in new investments, prior financing commitments and ongoing development. This amount includes $574.0 million in lending and other investments, $138.7 million to develop our land and development assets, $57.5 million of capital to reposition or redevelop our operating properties, $115.7 million to invest in net lease assets and $0.1 million in other investments. Also during the year ended December 31, 2018, we generated $1,579.4 million from loan repayments and asset sales within our portfolio, comprised of $791.2 million from real estate finance, $310.8 million from operating properties, $97.3 million from net lease assets, $378.7 million from land and development assets and $1.4 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.

The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows for the years ended December 31, 2018 and 2017, by segment ($ in thousands):

	For the Years Ended December 31,
	2018	2017
Operating Properties	$26,016	$33,774
Net Lease	34,479	3,293
Total capital expenditures on real estate assets	$60,495	$37,067

Land and Development	$128,543	$121,400
Total capital expenditures on land and development assets	$128,543	$121,400
As of December 31, 2018, we had unrestricted cash of $931.8 million. Subsequent to December 31, 2018, we made a $250.0 million cash investment in Investor Units of SAFE OP and we called the remaining $375.0 million aggregate principal balance of our 5.0% senior notes due July 2019 for redemption. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, repayment of maturing debt and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $100 million to $150 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development projects and operating properties, and include multifamily and residential development activities which are expected to include approximately $65 million in vertical construction. The amount actually invested will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of December 31, 2018, we also had approximately $489.3 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have $516.0 million carrying amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers. Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.
We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions. While economic trends have stabilized, it is not possible for us to predict whether these trends will continue or to quantify the impact of these or other trends on our financial results. Furthermore, as more fully described in Item 1a. Risk Factors, our ability to incur more debt to create cash liquidity is dependent on our compliance with debt covenants in our unsecured notes and corporate debt facilities.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of December 31, 2018 (see Item 8—"Financial Statements and Supplemental Data—Note 10").

	Amounts Due By Period
	Total	Less Than 1 Year		1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,112,500	$375,000	(1)	$675,000	$1,062,500	$—	$—
Secured credit facilities	646,750	6,500		13,000	627,250	—	—
Mortgages	802,367	13,292		180,749	66,871	527,428	14,027
Trust preferred securities	100,000	—		—	—	—	100,000
Total principal maturities	3,661,617	394,792		868,749	1,756,621	527,428	114,027
Interest Payable(2)	771,540	184,398		304,380	150,706	100,470	31,586
Loan Participations Payable(3)	22,642	—		22,642	—	—	—
Operating Lease Obligations	14,253	4,340		5,605	1,839	2,469	—
Total	$4,470,052	$583,530		$1,201,376	$1,909,166	$630,367	$145,613
_______________________________________________________________________________

(1)	Subsequent to December 31, 2018, we called these notes for redemption on the redemption date of March 7, 2019.

(2)	Variable-rate debt assumes one-month LIBOR of 2.51% and three-month LIBOR of 2.81% that were in effect as of December 31, 2018.

(3)	Refer to Note 9 to the consolidated financial statements.

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

2016 Senior Term Loan—In June 2016, we entered into a senior term loan of $450.0 million (the "2016 Senior Term Loan"). In August 2016, we upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Term Loan was issued at 99.0% of par and the upsize was issued at par. In September 2017, we reduced, repriced and extended the 2016 Senior Term Loan to $400.0 million priced at LIBOR plus 3.00% with a 0.75% LIBOR floor and maturing in October 2021. In June 2018, the Company increased the 2016 Senior Term Loan to $650.0 million, reduced the interest rate to LIBOR plus 2.75% and extended its maturity to June 2023. The facility was also modified to permit substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. This modification eliminates the mandatory amortization upon payoff or sale of collateral which existed prior to the upsize and broadens the types of collateral permitted under the facility. We may make optional prepayments, subject to prepayment fees, and are required to repay 0.25% of the principal amount each quarter.

2015 Revolving Credit Facility—In March 2015, we entered into our 2015 Revolving Credit Facility. In September 2017, we upsized the 2015 Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. This facility is secured by a pledge of the equity interest in a pool of assets which provide asset value coverage for borrowings under the facility. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating. An undrawn credit facility commitment fee ranges from 0.30% to 0.50% based on corporate credit ratings. At maturity, we may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021. During the year ended December 31, 2018, we repaid from cash on hand the $325.0 million outstanding on the 2015 Revolving Credit Facility and as of December 31, 2018, we had $325.0 million of borrowing capacity available under the 2015 Revolving Credit Facility.

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

Collateral Assets—The carrying value of our assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of December 31,
	2018		2017
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,620,008	$151,011	$795,321	$486,710
Real estate available and held for sale	1,055	21,496	20,069	48,519
Land and development, net	12,300	585,918	25,100	835,211
Loans receivable and other lending investments, net(2)(3)	498,524	480,154	194,529	1,021,340
Other investments	—	304,275	—	321,241
Cash and other assets	—	1,329,990	—	898,252
Total	$2,131,887	$2,872,844	$1,035,019	$3,611,273
___________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of December 31, 2018, Collateral Assets includes $403.5 million carrying value of assets held by entities whose equity interests are pledged as collateral for the $325.0 million 2015 Revolving Credit Facility that is undrawn as of December 31, 2018.

(2)	As of December 31, 2018 and 2017, the amounts presented exclude general reserves for loan losses of $13.0 million and $17.5 million, respectively.

(3)	As of December 31, 2018 and 2017, the amounts presented exclude loan participations of $22.5 million and $102.3 million, respectively.

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

As of December 31, 2018, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$436,910	$12,610	$—	$449,520
Strategic Investments	—	—	39,754	39,754
Total	$436,910	$12,610	$39,754	$489,274
_______________________________________________________________________________

(1)	Excludes $27.4 million of commitments on loan participations sold that are not our obligation.

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the year ended December 31, 2018, we repurchased 0.8 million shares of our outstanding common stock for $8.3 million, representing an average cost of $10.22 per share. In addition, in connection with the sale of the 3.125% Convertible Notes in September 2017 (refer to Note 10), we repurchased 4.0 million shares of our common stock for $45.9 million, representing an average cost of $11.51 per share in privately negotiated transactions with purchasers of the 3.125% Convertible Notes.
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
During 2018, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:
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
The general reserve component covers performing loans and reserves for loan losses are recorded when: (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio; and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. During this assessment, we perform a comprehensive analysis of our loan portfolio and assign risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss. We estimate loss rates based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.
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
Substantially all of our impaired loans are collateral dependent and impairment is measured using the estimated fair value of collateral, less costs to sell. We generally use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, we obtain external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.
A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when we grant a concession to a debtor that is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.
The provision for (recovery of) loan losses for the years ended December 31, 2018, 2017 and 2016 were $16.9 million, $(5.8) million and $(12.5) million, respectively. The total reserve for loan losses as of December 31, 2018 and 2017, included asset specific reserves of $40.4 million and $61.0 million, respectively, and general reserves of $13.0 million and $17.5 million, respectively.
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
During the years ended December 31, 2018 and 2016, we received title to properties in satisfaction of mortgage loans with fair values of $4.6 million and $40.6 million, respectively, for which those properties had served as collateral. We did not take title to any properties during the year ended December 31, 2017.
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
During the year ended December 31, 2018, we recorded aggregate impairments on real estate and land and development assets of $147.1 million. Refer to "Item 7. Management's Discussion and Analysis - Our Portfolio" for more information on the impairments we recorded during the year ended December 31, 2018. During the year ended December 31, 2017, we recorded impairments on real estate and land and development assets totaling $32.4 million. The impairments recorded in 2017 were primarily the result of impairments on land and development assets of $20.5 million resulting from a decrease in expected cash flows on one asset and a change in exit strategy on another asset, and impairments of $11.9 million on real estate assets due to shifting demand in the local condominium markets and changes in our exit strategy on other real estate assets. During the year ended December 31, 2016, we recorded impairments on real estate and land and development assets totaling $14.5 million resulting from unfavorable local market conditions, sales of net lease assets and changes in business strategy for certain assets.
Identified intangible assets and liabilities—We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2018, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of assets" in our consolidated statements of operations.
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
While certain entities with NOLs may generate profits in the future, which may allow us to utilize the NOLs, we continue to record a full valuation allowance on the net deferred tax asset due to the history of losses and the uncertainty of the entities' ability to generate such profits. We recorded a full valuation allowance of $78.1 million and $63.3 million as of December 31, 2018 and 2017, respectively.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.50% as of December 31, 2018. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(9,331)
-50 Basis Points	(4,940)
-10 Basis Points	(1,003)
Base Interest Rate	—
+10 Basis Points	1,003
+50 Basis Points	5,016
+100 Basis Points	10,033
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of December 31, 2018, $462.4 million of our floating rate loans have a cumulative weighted average LIBOR floor of 1.1% and $22.6 million of our floating rate debt has a cumulative weighted average interest rate floor of 0.4%.

Item 8.    Financial Statements and Supplemental Data
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	55

Financial Statements:
Consolidated Balance Sheets as of December 31, 2018 and 2017	58
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	59
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016	60
Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016	61
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	63
Notes to Consolidated Financial Statements	64
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts and Reserves as of December 31, 2018 with reconciliations for the years ended December 31, 2018, 2017 and 2016	112
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 with reconciliations for the years ended December 31, 2018, 2017 and 2016	113
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2018 with reconciliations for the years ended December 31, 2018, 2017 and 2016	128

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of iStar Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of iStar Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for the year ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company changed the manner in which it accounts for the transfer and derecognition of nonfinancial assets and in substance nonfinancial assets in 2018 due to the adoption of Accounting Standards Update 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 25, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of iStar Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of iStar Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 25, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in the manner in which it accounts for the transfer and derecognition of nonfinancial assets and in substance nonfinancial assets in 2018 due to the adoption of Accounting Standards Update 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of iStar Inc. and its subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes and the accompanying schedules of valuation and qualifying accounts and reserves, real estate and accumulated depreciation, and mortgage loans on real estate for each of the two years in the period ended December 31, 2017 (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it classifies certain cash receipts and cash payments and changed the manner in which it presents restricted cash on the consolidated statements of cash flows in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
February 26, 2018, except for the change in manner in which the Company classifies certain cash receipts and cash payments and the change in manner in which it presents restricted cash on the consolidated statements of cash flows discussed in Note 3 to the consolidated financial statements, as to which the date is February 25, 2019

We served as the Company's auditor from at least 1997 to 2018. We have not been able to determine the specific year we began serving as auditor of the Company.

iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2018	2017
ASSETS
Real estate
Real estate, at cost	$2,076,333	$1,629,436
Less: accumulated depreciation	(305,314)	(347,405)
Real estate, net	1,771,019	1,282,031
Real estate available and held for sale	22,551	68,588
Total real estate	1,793,570	1,350,619
Land and development, net	598,218	860,311
Loans receivable and other lending investments, net	988,224	1,300,655
Other investments	304,275	321,241
Cash and cash equivalents	931,751	657,688
Accrued interest and operating lease income receivable, net	10,669	11,957
Deferred operating lease income receivable, net	98,302	86,877
Deferred expenses and other assets, net	289,268	141,730
Total assets	$5,014,277	$4,731,078
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$318,592	$238,004
Loan participations payable, net	22,484	102,425
Debt obligations, net	3,609,086	3,476,400
Total liabilities	3,950,162	3,816,829
Commitments and contingencies (refer to Note 11)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 13)	12	12
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 68,085 and 68,236 shares issued and outstanding as of December 31, 2018 and 2017, respectively	68	68
Additional paid-in capital	3,352,225	3,352,665
Accumulated deficit	(2,472,061)	(2,470,564)
Accumulated other comprehensive loss (refer to Note 13)	(17,270)	(2,482)
Total iStar Inc. shareholders' equity	862,978	879,703
Noncontrolling interests	201,137	34,546
Total equity	1,064,115	914,249
Total liabilities and equity	$5,014,277	$4,731,078
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Operating lease income	$208,192	$187,684	$191,180
Interest income	97,878	106,548	129,153
Other income	82,342	188,091	46,514
Land development revenue	409,710	196,879	88,340
Total revenues	798,122	679,202	455,187
Costs and expenses:
Interest expense	183,751	194,686	221,398
Real estate expense	139,289	147,617	137,522
Land development cost of sales	350,181	180,916	62,007
Depreciation and amortization	58,699	49,033	51,660
General and administrative(1)	92,135	98,882	84,027
Provision for (recovery of) loan losses	16,937	(5,828)	(12,514)
Impairment of assets	147,108	32,379	14,484
Other expense	6,040	20,954	5,883
Total costs and expenses	994,140	718,639	564,467
Income from sales of real estate	126,004	92,049	105,296
Income (loss) from operations before earnings from equity method investments and other items	(70,014)	52,612	(3,984)
Loss on early extinguishment of debt, net	(10,367)	(14,724)	(1,619)
Earnings (losses) from equity method investments	(5,007)	13,015	77,349
Gain on consolidation of equity method investment	67,877	—	—
Income (loss) from continuing operations before income taxes	(17,511)	50,903	71,746
Income tax benefit (expense)	(815)	948	10,166
Income (loss) from continuing operations	(18,326)	51,851	81,912
Income from discontinued operations	—	4,939	18,270
Gain from discontinued operations	—	123,418	—
Net income (loss)	(18,326)	180,208	100,182
Net income attributable to noncontrolling interests	(13,936)	(4,526)	(4,876)
Net income (loss) attributable to iStar Inc.	(32,262)	175,682	95,306
Preferred dividends	(32,495)	(64,758)	(51,320)
Net income allocable to Participating Security holders(2)	—	—	(14)
Net income (loss) allocable to common shareholders	$(64,757)	$110,924	$43,972
Per common share data:
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$(0.95)	$(0.25)	$0.35
Diluted	$(0.95)	$(0.25)	$0.35
Net income (loss) attributable to iStar Inc.:
Basic	$(0.95)	$1.56	$0.60
Diluted	$(0.95)	$1.56	$0.60
Weighted average number of common shares:
Basic	67,958	71,021	73,453
Diluted	67,958	71,021	73,835
_______________________________________________________________________________

(1)
For the years ended December 31, 2018, 2017 and 2016, includes $15.4 million, $14.9 million and $5.8 million, respectively, of equity-based compensation associated with iPIP Plans (refer to Note 14). These plans are liability-based plans which are marked-to-market quarterly and such marks are based upon the performance of the assets underlying the plans as of the quarterly measurement dates; however, actual amounts cannot be determined until the end date of the plans and the ultimate repayment or monetization of the related assets.

(2)
Participating Security holders are non-employee directors who hold common stock equivalents ("CSEs") and restricted stock awards granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (refer to Note 14 and Note 15).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income (loss)	$(18,326)	$180,208	$100,182
Other comprehensive income:
Impact from adoption of new accounting standards (refer to Note 3)	276	—	—
Reclassification of losses on cumulative translation adjustment into earnings upon realization(1)	721	—	—
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization(2)	(1,508)	(168)	598
Unrealized gains/(losses) on available-for-sale securities	(1,135)	1,186	274
Unrealized gains/(losses) on cash flow hedges	(14,699)	847	(85)
Unrealized gains/(losses) on cumulative translation adjustment	(364)	(129)	(154)
Other comprehensive income (loss)	(16,709)	1,736	633
Comprehensive income (loss)	(35,035)	181,944	100,815
Comprehensive income attributable to noncontrolling interests	(12,015)	(4,526)	(4,876)
Comprehensive income (loss) attributable to iStar Inc.	$(47,050)	$177,418	$95,939
_______________________________________________________________________________

(1)	Amounts were reclassified to "Earnings from equity method investments" in the Company's consolidated statements of operations.

(2)
Reclassified to "Interest expense" in the Company's consolidated statements of operations are $388, $64 and $217 for the years ended December 31, 2018, 2017 and 2016, respectively. Amount reclassified to "Gain on consolidation of equity method investment" in the Company's consolidated statements of operations is $1,876 for the year ended December 31, 2018. Reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations are $(20), $304 and $381, respectively, for the years ended December 31, December 31, 2018, 2017 and 2016.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)		Common Stock at Par		Additional Paid-In Capital		Retained Earnings (Deficit)		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$22	$4		$81		$3,689,330		$(2,625,474)		$(4,851)	$42,218	$1,101,330
Dividends declared—preferred	—	—		—		—		(51,320)		—	—	(51,320)
Issuance of stock/restricted stock unit amortization, net(2)	—	—		—		2,031		—		—	—	2,031
Issuance of common stock for conversion of senior unsecured convertible notes	—	—		1		9,595		—		—	—	9,596
Net income for the period(3)	—	—		—		—		95,306		—	10,927	106,233
Change in accumulated other comprehensive income (loss)	—	—		—		—		—		633	—	633
Repurchase of stock	—	—		(10)		(98,419)		—		—	—	(98,429)
Change in additional paid in capital attributable to redeemable noncontrolling interests	—	—		—		(365)		—		—	—	(365)
Contributions from noncontrolling interests	—	—		—		—		—		—	790	790
Distributions to noncontrolling interests(4)	—	—		—		—		—		—	(10,815)	(10,815)
Balance as of December 31, 2016	$22	$4		$72		$3,602,172		$(2,581,488)		$(4,218)	$43,120	$1,059,684
Dividends declared—preferred	—	—		—		—		(46,614)		—	—	(46,614)
Issuance of stock/restricted stock unit amortization, net(2)	—	—		—		2,522		—		—	—	2,522
Net income for the period(3)	—	—		—		—		175,682		—	5,853	181,535
Change in accumulated other comprehensive income (loss)	—	—		—		—		—		1,736	—	1,736
Repurchase of stock	—	—		(4)		(45,924)		—		—	—	(45,928)
Issuance of senior unsecured convertible notes (refer to Note 10)	—	—		—		25,869		—		—	—	25,869
Dividends declared and payable — Series E and Series F Preferred Stock	—	—		—		—		(1,830)		—	—	(1,830)
Redemption of Series E and F Preferred Stock	(10)	—		—		(223,676)		(16,314)		—	—	(240,000)
Change in additional paid in capital attributable to redeemable noncontrolling interest(5)	—	—		—		(8,298)		—		—	—	(8,298)
Contributions from noncontrolling interests	—	—		—		—		—		—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(14,439)	(14,439)
Balance as of December 31, 2017	$12	$4		$68		$3,352,665		$(2,470,564)		$(2,482)	$34,546	$914,249

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$12	$4	$68	$3,352,665	$(2,470,564)	$(2,482)	$34,546	$914,249
Dividends declared—preferred	—	—	—	—	(32,495)	—	—	(32,495)
Dividends declared—common	—	—	—	—	(12,333)	—	—	(12,333)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	1	7,863	—	—	—	7,864
Net loss for the period	—	—	—	—	(32,262)	—	13,936	(18,326)
Change in accumulated other comprehensive income	—	—	—	—	—	(15,064)	(1,921)	(16,985)
Repurchase of stock	—	—	(1)	(8,303)	—	—	—	(8,304)
Contributions from noncontrolling interests	—	—	—	—	—	—	15,227	15,227
Distributions to noncontrolling interests	—	—	—	—	—	—	(48,930)	(48,930)
Change in noncontrolling interest attributable to consolidation of equity method investment (refer to Note 7)	—	—	—	—	—	—	188,279	188,279
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	—	75,593	276	—	75,869
Balance as of December 31, 2018	$12	$4	$68	$3,352,225	$(2,472,061)	$(17,270)	$201,137	$1,064,115
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

(2)	Net of payments for withholding taxes upon vesting of stock-based compensation.

(3)	For the years ended December 31, 2017 and 2016 net income shown above excludes $1,327 and $6,051 of net loss attributable to redeemable noncontrolling interests.

(4)	Includes payments of $10.8 million to acquire a noncontrolling interest.

(5)	Represents the amount paid in excess of its carrying value to acquire a redeemable noncontrolling interest.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(18,326)	$180,208	$100,182
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	16,937	(5,828)	(12,514)
Impairment of assets	147,108	32,379	14,484
Depreciation and amortization	58,699	49,934	54,329
Non-cash expense for stock-based compensation	17,563	18,812	10,889
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	15,422	13,857	16,810
Amortization of discounts/premiums and deferred interest on loans, net	(41,168)	(55,985)	(77,851)
Deferred interest on loans received	40,463	52,795	85,374
Gain from consolidation of equity method investment	(67,877)	—	—
Gain from discontinued operations	—	(123,418)	—
Losses (earnings) from equity method investments	5,007	(13,015)	(77,349)
Distributions from operations of other investments	18,133	42,059	48,732
Deferred operating lease income	(14,989)	(6,830)	(9,921)
Income from sales of real estate	(126,004)	(92,557)	(105,296)
Land development revenue in excess of cost of sales	(59,529)	(15,963)	(26,333)
Loss on early extinguishment of debt, net	10,367	14,724	1,619
Other operating activities, net	3,377	16,878	8,809
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	949	1,424	3,634
Changes in deferred expenses and other assets, net	(1,925)	(15,230)	(5,656)
Changes in accounts payable, accrued expenses and other liabilities, net	(28,335)	7,299	(453)
Cash flows provided by (used in) operating activities	(24,128)	101,543	29,489
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(482,143)	(522,269)	(410,975)
Capital expenditures on real estate assets	(60,495)	(37,067)	(69,810)
Capital expenditures on land and development assets	(128,543)	(121,400)	(103,806)
Acquisitions of real estate assets	(19,454)	(6,600)	(38,433)
Repayments of and principal collections on loans receivable and other lending investments, net	832,982	615,620	504,844
Net proceeds from sales of real estate	411,786	314,013	435,560
Net proceeds from sales of land and development assets	223,416	194,090	94,424
Net proceeds from sale of other investments	—	—	43,936
Cash acquired upon consolidation of equity method investments	13,608	—	—
Distributions from other investments	40,804	49,672	92,482
Contributions to and acquisition of interest in other investments	(94,578)	(224,219)	(58,197)
Other investing activities, net	41,476	1,231	(24,997)
Cash flows provided by investing activities	778,859	263,071	465,028
Cash flows from financing activities:
Borrowings from debt obligations and convertible notes	704,360	2,288,654	716,001
Repayments and repurchases of debt obligations	(944,800)	(1,921,699)	(1,442,938)
Purchase of marketable securities in connection with the defeasance of mortgage notes payable	(110,939)	—	—
Proceeds from loan participations payable	—	—	22,844
Preferred dividends paid	(32,496)	(48,444)	(51,320)
Common dividends paid	(12,227)	—	—
Repurchase of stock	(8,304)	(45,928)	(99,335)
Redemption of Series E and F preferred stock	—	(240,000)	—
Payments for deferred financing costs	(5,471)	(32,419)	(9,980)
Payments for withholding taxes upon vesting of stock-based compensation	(4,807)	(724)	(1,451)
Distributions to and redemption of noncontrolling interests	(60,743)	(26,213)	(10,771)
Payments for debt prepayment or extinguishment costs	(4,132)	(14,108)	(1,912)
Other financing activities, net	21,620	(599)	1,207
Cash flows used in financing activities	(457,939)	(41,480)	(877,655)
Effect of exchange rate changes on cash	19	(28)	7
Changes in cash, cash equivalents and restricted cash	296,811	323,106	(383,131)
Cash, cash equivalents and restricted cash at beginning of period	677,733	354,627	737,758
Cash, cash equivalents and restricted cash at end of period	$974,544	$677,733	$354,627
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$171,590	$179,208	199,667
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$(80,095)	$(57,514)	$(15,594)
Developer fee payable	—	—	9,478
Acquisitions of real estate and land and development assets through deed-in-lieu	4,600	—	40,583
Contributions of real estate and land and development assets to equity method investments, net	—	—	8,828
Accounts payable for capital expenditures on land and development assets	16,052	3,775	3,674
Marketable securities transferred in connection with the defeasance of mortgage notes payable	110,939	—	—
Accounts payable for capital expenditures on real estate assets	—	2,709	—
Conversion of senior unsecured convertible notes into common stock	—	—	9,596
Defeasance of mortgage notes payable	(105,785)	—	—
Receivable from sales of real estate and land parcels	—	4,853	7,509
Financing provided on sales of land and development assets, net	142,639	—	—
Increase in net lease assets upon consolidation of equity method investment	844,550	—	—
Increase in debt obligations upon consolidation of equity method investment	464,706	—	—
Increase in noncontrolling interests upon consolidation of equity method investment	200,093	—	—
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements

Note 1—Business and Organization

Business—iStar Inc. (the "Company") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also manages entities focused on ground lease and net lease investments (refer to Note 7). The Company has invested approximately $40 billion of capital over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary reportable business segments are real estate finance, net lease and operating properties and land and development (refer to Note 17).

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
Notes to Consolidated Financial Statements (Continued)

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of December 31, 2018. The following table presents the assets and liabilities of the Company's consolidated VIEs as of December 31, 2018 and 2017 ($ in thousands):

	As of
	December 31, 2018	December 31, 2017
ASSETS
Real estate
Real estate, at cost	$848,052	$47,073
Less: accumulated depreciation	(15,365)	(2,732)
Real estate, net	832,687	44,341
Land and development, net	279,031	212,408
Other investments	72	—
Cash and cash equivalents	25,219	9,842
Accrued interest and operating lease income receivable, net	1,302	230
Deferred operating lease income receivable, net	8,972	—
Deferred expenses and other assets, net	167,324	30,791
Total assets	$1,314,607	$297,612
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$106,907	$38,616
Debt obligations, net	485,000	—
Total liabilities	591,907	38,616

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary, and accordingly, the VIEs have not been consolidated in the Company's consolidated financial statements. As of December 31, 2018, the Company's maximum exposure to loss from these investments does not exceed the sum of the $93.2 million carrying value of the investments, which are classified in "Other investments" and "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets, and $35.7 million of related unfunded commitments.

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

ASU 2016-15—ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), was issued to reduce diversity in practice in how certain cash receipts and cash payments, including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 was retrospective and resulted in an increase to cash flows provided by operating activities of $20.8 million and a decrease to cash flows provided by financing activities of $20.8 million for the year ended December 31, 2017 and an increase to cash flows provided by operating activities of $7.3 million and a decrease to cash flows provided by financing activities of $7.3 million for the year ended December 31, 2016, primarily resulting from the reclassification of cash payments made related to the extinguishment of debt.
ASU 2016-18—ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"), requires that restricted cash be included with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents on the statement of cash flows and requires disclosure of what is included in restricted cash. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements. The adoption of ASU 2016-18 was retrospective and resulted in an increase to cash flows provided by operating activities of $0.6 million and a decrease to cash flows provided by investing activities of $6.4 million for year ended December 31, 2017 and resulted in an increase to cash flows provided by operating activities of $0.7 million and a decrease to cash flows provided by investing activities of $1.5 million for the year ended December 31, 2016.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
If circumstances arise that were previously considered unlikely and, as a result the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used and included in "Real estate, net" on the Company's consolidated balance sheets. The Company measures and records a property that is reclassified as held and used at the lower of: (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used; or (ii) the estimated fair value at the date of the subsequent decision not to sell.
Dispositions—Revenue from sales of land and development assets and gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with Accounting Standards Codification ("ASC") 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company primarily uses specific identification and the relative sales value method to allocate costs. Gains on sales of real estate are included in "Income from sales of real estate" in the Company's consolidated statements of operations.

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
For held-to-maturity and available-for-sale debt securities held in "Loans receivable and other lending investments, net," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. The Company considers debt securities other-than-temporarily impaired if: (1) the Company has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it does not expect to recover the entire amortized cost basis of the security. If it is determined that an other-than-temporary impairment exists, the portion related to credit losses, where the Company does not expect to recover its entire amortized cost basis, will be recognized as an "Impairment of assets" in the Company's consolidated statements of operations. If the Company does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated. The credit loss component of the impairment will be recorded as an "Impairment of assets" in the Company's consolidated statements of operations, and the remainder will be recorded in "Accumulated other comprehensive income (loss)" on the Company's consolidated balance sheets.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$931,751	$657,688	$328,744	$711,101
Restricted cash included in deferred expenses and other assets, net	42,793	20,045	25,883	26,657
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$974,544	$677,733	$354,627	$737,758
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

term of the respective borrowing using the effective interest method. Amortization of leasing costs is included in "Depreciation and amortization" and amortization of deferred financing fees is included in "Interest expense" in the Company's consolidated statements of operations.
Identified intangible assets and liabilities—Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their estimated fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2018, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in "Deferred expenses and other assets, net" and intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" in the Company's consolidated statements of operations.
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
Management estimates losses within its operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date and incorporates an asset-specific component, as well as a general, formula-based reserve based on management's evaluation of the credit risks associated with these receivables. As of December 31, 2018 and 2017, the allowance for doubtful accounts related to real estate tenant receivables was $1.5 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.8 million and $1.3 million, respectively.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
Other income: Other income includes revenues from hotel operations, which are recognized when rooms are occupied and the related services are provided. Revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other income also includes gains from sales of loans, loan prepayment fees, yield maintenance payments, lease termination fees, management fees and other ancillary income. During the year ended December 31, 2017, the Company recorded $123.4 million of interest income and real estate tax reimbursements resulting from the settlement of litigation involving a dispute over the purchase and sale of land (refer to Note11).
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
The general reserve component covers performing loans and reserves for loan losses are recorded when: (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio; and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during the Company's quarterly loan portfolio assessment. During this assessment, the Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss. The Company estimates loss rates based on historical realized losses experienced within its portfolio and takes into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.
The asset-specific reserve component relates to reserves for losses on impaired loans. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
Substantially all of the Company's impaired loans are collateral dependent and impairment is measured using the estimated fair value of collateral, less costs to sell. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.
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
Stock-based compensation—Compensation cost for stock-based awards is measured on the grant date and adjusted over the period of the employees' services to reflect: (i) actual forfeitures; and (ii) the outcome of awards with performance or service conditions through the requisite service period. Compensation cost for market-based awards is determined using a Monte Carlo model to simulate a range of possible future stock prices for the Company's common stock, which is reflected in the grant date fair value. All compensation cost for market-based awards in which the service conditions are met is recognized regardless of whether the market-condition is satisfied. Compensation costs are recognized ratably over the applicable vesting/service period and recorded in "General and administrative" in the Company's consolidated statements of operations.
Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income; the Company, however, is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. While the Company must distribute at least 90% of its taxable income to maintain its REIT status, the Company typically distributes all of its taxable income, if any, to eliminate any tax on undistributed taxable income. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to reduce its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with, and its election to be treated as, a REIT for tax purposes. The Company made foreclosure elections for certain properties acquired through foreclosure, or an equivalent legal process, which

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

allows the Company to operate these properties within the REIT and subjects net income, if any, from these assets to corporate level tax. The carrying value of assets with foreclosure elections as of December 31, 2018 is $113.1 million. Beginning in 2018, the Tax Cuts and Jobs Act reduced the corporate tax rate to 21% from 35% and net income from foreclosure property, if any, is subject to a 21% tax rate.
As of December 31, 2017, the Company had $582.4 million of REIT net operating loss ("NOL") carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2031 and through 2036 if unused. The amount of NOL carryforwards as of December 31, 2018 will be subject to finalization of the Company's 2018 tax return. The Tax Cuts and Jobs Act reduced the deduction for net operating losses to 80% of the Company’s taxable income for losses incurred after December 31, 2017. The Company's NOL carryforward for losses incurred in taxable years prior to 2018 remain fully deductible. The Company's tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions. During the year ended December 31, 2018, the Company is expected to have REIT taxable income before the deduction for dividends paid and the NOL deduction. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" in the Company's consolidated statements of operations.
The Company may participate in certain activities from which it would be otherwise precluded and maintain its qualification as a REIT. These activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRS"), is engaged in various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments in equity affiliates. As of December 31, 2018, $538.0 million of the Company's assets were owned by TRS entities. The Company's TRS entities are not consolidated with the REIT for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities.
The following represents the Company's TRS income tax benefit (expense) ($ in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Current tax benefit (expense)(1)(2)	$(447)	$531	$9,751
Total income tax (expense) benefit	$(447)	$531	$9,751
_______________________________________________________________________________

(1)
For the year ended December 31, 2017, the Company recognized a tax benefit for alternative minimum tax credits generated from a carryback of NOLs to 2014 and 2015. For the year ended December 31, 2018, excludes a REIT tax expense of $0.5 million and for the years ended December 31, 2017 and 2016, excludes a REIT income tax benefit of $0.4 million.

(2)
Under the Tax Cuts and Jobs Act, the alternative minimum tax credit carryforward is a refundable tax credit over a four year period beginning in 2018 and ending in 2021 upon which the full amount of the credit will be allowed.

During the year ended December 31, 2018, the Company's TRS entities generated a taxable loss of $25.9 million for which the Company recognized no current tax benefit. The Company’s TRS NOL will be carried forward and the Company’s TRS recorded a full valuation allowance against the related deferred tax asset. During the year ended December 31, 2017, the Company's TRS entities generated a taxable loss of $33.1 million for which the Company recognized no current tax benefit. During the year ended December 31, 2016, the Company's TRS entities generated a taxable loss of $49.4 million, resulting in a current tax benefit of $9.8 million, including a benefit for a return to provision adjustment in the amount of $2.8 million. The 2016 benefit was limited to the amount the Company’s TRS expected to receive after it filed an NOL carryback claim. The remaining balance of its NOL was carried forward and the Company’s TRS recorded a full valuation allowance against the related deferred tax asset.
Total cash paid for taxes for the years ended December 31, 2018, 2017 and 2016 was $2.0 million, $6.0 million and $0.2 million, respectively. The taxes paid in 2017 were primarily alternative minimum taxes at the REIT which the Company expects to be refunded over the next four years.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company applied the corporate tax rate enacted December 22, 2017 under the Tax Cuts and Jobs Act effective for years beginning after 2017 to value its deferred tax assets and liabilities. The Company evaluates whether its deferred tax assets are realizable and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating whether its deferred tax assets are realizable, the Company considers, among other matters, estimates of expected future taxable income, nature of current and

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2018 and 2017, respectively. Changes in estimates of our valuation allowance, if any, are included in "Income tax (expense) benefit" in the consolidated statements of operations. The valuation allowance was reduced to reflect the change in value of our net deferred tax assets that reflects a reduced rate of tax under the Tax Cuts and Jobs Act.
Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of December 31,
	2018	2017
Deferred tax assets(1)(2)	$78,107	$63,258
Valuation allowance	(78,107)	(63,258)
Net deferred tax assets (liabilities)	$—	$—
_______________________________________________________________________________

(1)
Deferred tax assets as of December 31, 2018 include temporary differences related primarily to asset basis of $35.3 million, deferred expenses and other items of $14.9 million, NOL carryforwards of $25.6 million and other credits of $2.3 million. Deferred tax assets as of December 31, 2017 include temporary differences related primarily to asset basis of $26.1 million, deferred expenses and other items of $15.9 million and NOL carryforwards of $21.3 million. The Company has determined that the change in tax law associated with the Tax Cuts and Jobs Act will not have a material effect on whether its deferred tax assets are realizable.

(2)
Gross deferred tax assets as of December 31, 2017 were valued at the enacted corporate tax rate during the period in which such deferred tax assets are expected to be realized. The Tax Cuts and Jobs Act reduced the federal corporate tax rate to 21% from 35% for taxable years beginning after December 31, 2017. The Company’s TRS’s applied its reduced effective tax rate to compute its gross deferred tax assets before valuation allowance.

Earnings per share—The Company uses the two-class method in calculating earnings per share ("EPS") when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Basic earnings per share ("Basic EPS") for the Company's common stock are computed by dividing net income allocable to common shareholders by the weighted average number of shares of common stock outstanding for the period, respectively. Diluted earnings per share ("Diluted EPS") is calculated similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed a "Participating Security" and are included in the computation of earnings per share pursuant to the two-class method. The Company's unvested restricted stock awards granted under its Long-Term Incentive Plans that are eligible to participate in dividends are considered Participating Securities and have been included in the two-class method when calculating EPS.
New accounting pronouncements—In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2018-16"). ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-16 effective January 1, 2019 and the adoption did not have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), and in July 2018, the FASB issued ASU 2018-11, Leases ("ASU 2018-11"), to address two requirements of ASU 2016-02. ASU 2016-02 and ASU 2018-11 are effective for interim

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

and annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating or finance leases. For operating and finance leases, a lessee will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its statement of financial position. Lessees under operating leases will be required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and classify all cash payments within operating activities in its statement of cash flows. Lessees under finance leases will be required to recognize interest expense on the lease liability (under the effective interest method) and amortization expense of the right-of-use asset (generally on a straight line basis), each reflected separately in its statement of operations. For operating lease arrangements for which the Company is the lessee, primarily under leases of office space and certain ground leases, the adoption of ASU 2016-02 will result in the recognition of a right-of-use asset and lease liability on its consolidated balance sheets. The right-of-use assets or lease liabilities will not be material to the Company's balance sheet. The accounting applied by the Company as a lessor will be mostly unchanged from that applied under previous GAAP.

Management has decided to elect the practical expedient package that allows the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. In addition, the Company will elect to not record on its consolidated balance sheets leases whose term is less than 12 months at lease inception.

ASU 2018-11 amends ASU 2016-02 so that: (a) entities may elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption; and (b) provides lessors with a practical expedient to not separate non-lease components from the associated lease component of the contractual payments if certain conditions are met. Management has decided to elect both of these provisions.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of December 31, 2018
Land, at cost	$336,740	$133,599	$470,339
Buildings and improvements, at cost	1,487,270	118,724	1,605,994
Less: accumulated depreciation	(287,516)	(17,798)	(305,314)
Real estate, net	1,536,494	234,525	1,771,019
Real estate available and held for sale (2)	1,055	21,496	22,551
Total real estate	$1,537,549	$256,021	$1,793,570
As of December 31, 2017
Land, at cost	$219,092	$203,278	$422,370
Buildings and improvements, at cost	888,959	318,107	1,207,066
Less: accumulated depreciation	(292,268)	(55,137)	(347,405)
Real estate, net	815,783	466,248	1,282,031
Real estate available and held for sale (2)	—	68,588	68,588
Total real estate	$815,783	$534,836	$1,350,619
_______________________________________________________________________________

(1)	On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7) and recorded $743.6 million to "Real estate, net" on the Company's consolidated balance sheet.

(2)	As of December 31, 2018 and 2017 the Company had $20.6 million and $48.5 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Real Estate Available and Held for Sale—The following table presents the carrying value of properties transferred to held for sale, by segment ($ in millions)(1):

	Year Ended December 31,
Property Type	2018	2017	2016
Operating Properties	$23.2	$20.1	$16.1
Net Lease	8.1	0.9	1.8
Total	$31.3	$21.0	$17.9
_______________________________________________________________________________

(1)	Properties were transferred to held for sale due to executed contracts with third parties or changes in business strategy.

Acquisitions—During the year ended December 31, 2018, the Company acquired two net lease assets for an aggregate $14.8 million. During the year ended December 31, 2017, the Company acquired one net lease asset for $6.6 million. In addition, in the third quarter 2017, in conjunction with the modification of two master leases, the Company exchanged real property with the tenant. The fair value of the property exchanged exceeded the Company's cost basis by approximately $1.5 million which will be deferred and amortized to "Operating lease income" in the Company's consolidated statements of operations over the remaining master lease terms.

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

Disposition of Ground Lease Business—In April 2017, institutional investors acquired a controlling interest in the Company's ground lease business through the merger of a Company subsidiary and related transactions (the "Acquisition Transactions"). Ground leases generally represent ownership of the land underlying commercial real estate projects that is triple net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Lease"). The

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Company's Ground Lease business was a component of the Company's net lease segment and consisted of 12 properties subject to long term net leases including seven Ground Leases and one master lease (covering five properties). The acquiring entity was a newly formed unconsolidated entity named Safety, Income & Growth Inc. ("SAFE"). The carrying value of the Company's Ground Lease assets was approximately $161.1 million. Shortly before the Acquisition Transactions, the Company completed the $227.0 million 2017 Secured Financing on its Ground Lease assets (refer to Note 10). The Company received all of the proceeds of the 2017 Secured Financing. The Company received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that the Company contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, the Company deconsolidated the 12 properties and the associated 2017 Secured Financing. The Company accounts for its investment in SAFE as an equity method investment (refer to Note 7). The Company accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of the Company's retained interest in SAFE. The gain was recorded in "Gain from discontinued operations" in the Company's consolidated statements of operations. As a result of the adoption of ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, on January 1, 2018, the Company recorded an increase to retained earnings of $55.5 million, bringing the Company's aggregate gain on the sale of its Ground Lease business to approximately $178.9 million.
Discontinued Operations—The transactions described above involving the Company's Ground Lease business qualified for discontinued operations and the following table summarizes income from discontinued operations for the years ended December 31, 2017 and 2016 ($ in thousands)(1):

	Year Ended December 31,
	2017	2016
Revenues	$5,922	$21,839
Expenses	(1,491)	(3,569)
Income from sales of real estate	508	—
Income from discontinued operations	$4,939	$18,270
_______________________________________________________________________________

(1)	The transactions closed on April 14, 2017. Revenues primarily consisted of operating lease income and expenses primarily consisted of depreciation and amortization and real estate expense.

The following table presents cash flows provided by operating activities and cash flows used in investing activities from discontinued operations for the years ended December 31, 2017 and 2016 ($ in thousands).

	Year Ended December 31,
	2017	2016
Cash flows provided by operating activities	$5,702	$16,662
Cash flows used in investing activities	(534)	(7,972)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Other Dispositions—The following table presents the proceeds and income recognized for properties sold, by property type ($ in millions):

	Year Ended December 31,
	2018	2017	2016
Operating Properties(1)
Proceeds	$327.9	$41.3	$326.9
Income from sales of real estate	81.0	4.5	75.4

Net Lease(2)(3)
Proceeds	$79.7	$175.4	$117.2
Income from sales of real estate	45.0	87.5	21.1

Total
Proceeds	$407.6	$216.7	$444.1
Income from sales of real estate	126.0	92.0	96.5
_______________________________________________________________________________

(1)
During the year ended December 31, 2018, the Company sold 10 commercial operating properties and residential condominium units from other properties and recognized $81.0 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations, of which $9.8 million was attributable to a noncontrolling interest at one of the properties.

(2)
During the year ended December 31, 2018, the Company sold five net lease assets and recognized $45.0 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations.

(3)
During the year ended December 31, 2017, the Company sold one net lease property and recognized a gain on sale of $62.5 million. Prior to the sale, the Company acquired the noncontrolling interest with a carrying value of $3.5 million for $12.0 million.

Impairments—During the years ended December 31, 2018, 2017 and 2016, the Company recorded aggregate impairments on real estate assets totaling $90.4 million, $11.9 million and $10.7 million, respectively. Refer to Note 16 for a description of the impairments recorded during the year ended December 31, 2018. The impairments recorded in 2017 were primarily the result of shifting demand in the local condominium markets, changes in our exit strategy on other real estate assets and an impairment recorded in connection with the sale of an outparcel located at a commercial operating property. The impairments recorded in 2016 resulted from unfavorable local market conditions on residential operating properties and impairments upon the execution of sales contracts on net lease assets.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $22.4 million, $21.9 million and $23.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of December 31, 2018 and 2017, the allowance for doubtful accounts related to real estate tenant receivables was $1.5 million and $1.3 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.8 million and $1.3 million, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable leases, excluding customer reimbursements of expenses, in effect as of December 31, 2018, are as follows ($ in thousands):

Year	Net Lease Assets	Operating Properties
2019	$156,968	$22,400
2020	157,476	21,146
2021	158,453	19,953
2022	160,395	11,358
2023	154,105	10,417

Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of December 31,
	2018	2017
Land and land development, at cost	$606,849	$868,692
Less: accumulated depreciation	(8,631)	(8,381)
Total land and development, net	$598,218	$860,311

Acquisitions—During the year ended December 31, 2018, the Company acquired, via foreclosure, title to a land asset which had a total fair value of $4.6 million and had previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

During the year ended December 31, 2016, the Company acquired, via deed-in-lieu, title to two land assets which had a total fair value of $40.6 million and previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with these transactions.

Dispositions—During the years ended December 31, 2018, 2017 and 2016, the Company sold land parcels and residential lots and units and recognized land development revenue of $409.7 million, $196.9 million and $88.3 million, respectively. In connection with the sale of two land parcels totaling 93 acres during the year ended December 31, 2018, the Company provided an aggregate $145.0 million of financing to the buyers, of which $81.2 million was repaid in the second quarter 2018. During the years ended December 31, 2018, 2017 and 2016, the Company recognized land development cost of sales of $350.2 million, $180.9 million and $62.0 million, respectively, from its land and development portfolio.

In connection with the resolution of litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland, during the year ended December 31, 2017, the Company recognized $114.0 million of land development revenue and $106.3 million of land development cost of sales.

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

Impairments—During the year ended December 31, 2018, the Company recorded an aggregate impairment of $56.7 million on five land and development assets. Refer to Note 16 for a description of the impairments recorded during the year ended December 31, 2018. During the year ended December 31, 2017, the Company recorded impairments on land and development assets of $20.5 million resulting from a decrease in expected cash flows on one asset and a change in exit strategy on another asset. During the year ended December 31, 2016, the Company recorded impairments on land and development assets of $3.8 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of December 31,
Type of Investment	2018	2017
Senior mortgages	$760,749	$791,152
Corporate/Partnership loans(1)	148,583	488,921
Subordinate mortgages	10,161	9,495
Total gross carrying value of loans	919,493	1,289,568
Reserves for loan losses	(53,395)	(78,489)
Total loans receivable, net	866,098	1,211,079
Other lending investments—securities	122,126	89,576
Total loans receivable and other lending investments, net	$988,224	$1,300,655
_______________________________________________________________________________

(1)	In the second quarter 2018, the Company resolved a non-performing loan with a carrying value of $145.8 million. Refer to "Impaired Loans" section below.

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Reserve for loan losses at beginning of period	$78,489	$85,545	$108,165
(Recovery of) provision for loan losses(1)	16,937	(5,828)	(12,514)
Charge-offs	(42,031)	(1,228)	(10,106)
Reserve for loan losses at end of period	$53,395	$78,489	$85,545
______________________________________________________________________________

(1)	For the year ended December 31, 2016, the (recovery of) provision for loan losses includes recoveries of previously recorded asset-specific loan loss reserves of $13.7 million.

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of December 31, 2018
Loans	$66,725	$857,662	$924,387
Less: Reserve for loan losses	(40,395)	(13,000)	(53,395)
Total(3)	$26,330	$844,662	$870,992
As of December 31, 2017
Loans	$237,877	$1,056,944	$1,294,821
Less: Reserve for loan losses	(60,989)	(17,500)	(78,489)
Total(3)	$176,888	$1,039,444	$1,216,332
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.5 million and $0.7 million as of December 31, 2018 and 2017, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status; therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $3.1 million and net premiums of $6.2 million as of December 31, 2018 and 2017, respectively.

(3)
The Company's recorded investment in loans as of December 31, 2018 and 2017 includes accrued interest of $4.9 million and $5.3 million, respectively, which is included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of December 31, 2018 and 2017, the total amounts exclude $122.1 million and $89.6 million, respectively, of securities that are evaluated for impairment under ASC 320.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of December 31,
	2018		2017
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$697,807	2.76	$713,057	2.72
Corporate/Partnership loans	149,663	2.84	334,364	2.85
Subordinate mortgages	10,192	3.00	9,523	3.00
Total	$857,662	2.77	$1,056,944	2.77

The Company's recorded investment in loans, aged by payment status and presented by class, was as follows ($ in thousands):

As of December 31, 2018	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$703,807	$—	$60,725	$60,725	$764,532
Corporate/Partnership loans	149,663	—	—	—	149,663
Subordinate mortgages	10,192	—	—	—	10,192
Total	$863,662	$—	$60,725	$60,725	$924,387
As of December 31, 2017
Senior mortgages	$719,057	$—	$75,343	$75,343	$794,400
Corporate/Partnership loans	334,364	—	156,534	156,534	490,898
Subordinate mortgages	9,523	—	—	—	9,523
Total	$1,062,944	$—	$231,877	$231,877	$1,294,821
_______________________________________________________________________________

(1)
As of December 31, 2018, the Company had two loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 4.0 to 9.0 years outstanding. As of December 31, 2017, the Company had four loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 1.0 to 9.0 years outstanding.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Impaired Loans—In the second quarter 2018, the Company resolved a non-performing loan with a carrying value of $145.8 million. The Company received a $45.8 million cash payment and a preferred equity investment with a face value of $100.0 million that is mandatorily redeemable in five years. The Company recorded the preferred equity at its fair value of $77.0 million and are accruing interest over the expected duration of the investment. In addition, the Company recorded a $21.4 million loan loss provision and simultaneously charged-off of the remaining unpaid balance.

The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of December 31, 2018			As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$66,725	$66,777	$(40,395)	$81,343	$81,431	$(48,518)
Corporate/Partnership loans	—	—	—	156,534	145,849	(12,471)
Total	$66,725	$66,777	$(40,395)	$237,877	$227,280	$(60,989)
_______________________________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, was as follows ($ in thousands):

	For the Years Ended December 31,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$—	$—	$—	$—	$3,661	$226
Subordinate mortgages	—	301	6,582	1,127	6,799	—
Subtotal	—	301	6,582	1,127	10,460	226
With an allowance recorded:
Senior mortgages	67,041	—	82,749	—	118,921	—
Corporate/Partnership loans	39,169	—	156,756	—	66,101	—
Subtotal	106,210	—	239,505	—	185,022	—
Total:
Senior mortgages	67,041	—	82,749	—	122,582	226
Corporate/Partnership loans	39,169	—	156,756	—	66,101	—
Subordinate mortgages	—	301	6,582	1,127	6,799	—
Total	$106,210	$301	$246,087	$1,127	$195,482	$226

There was no interest income related to the resolution of non-performing loans recorded during the years ended December 31, 2018, 2017 and 2016.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Securities—Other lending investments—securities include the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of December 31, 2018
Available-for-Sale Securities
Municipal debt securities	$21,185	$21,185	$476	$21,661	$21,661
Held-to-Maturity Securities
Debt securities	120,866	100,465	7	100,472	100,465
Total	$142,051	$121,650	$483	$122,133	$122,126
As of December 31, 2017
Available-for-Sale Securities
Municipal debt securities	$21,230	$21,230	$1,612	$22,842	$22,842
Held-to-Maturity Securities
Debt securities	66,618	66,734	1,581	68,315	66,734
Total	$87,848	$87,964	$3,193	$91,157	$89,576

As of December 31, 2018, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$20,859	$20,866	$—	$—
After one year through 5 years	79,606	79,606	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	21,185	21,661
Total	$100,465	$100,472	$21,185	$21,661

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

	Carrying Value		Equity in Earnings (Losses)
	As of December 31,		For the Years Ended December 31,
	2018	2017	2018	2017	2016
Real estate equity investments
Safety, Income & Growth Inc. ("SAFE")(1)(2)	$149,589	$83,868	$4,711	$551	$—
iStar Net Lease II LLC ("Net Lease Venture II")	16,215	—	(333)	—	—
iStar Net Lease I LLC ("Net Lease Venture")(3)	—	121,139	4,100	4,534	3,567
Other real estate equity investments(2)(4)	130,955	102,616	(4,112)	6,520	63,875
Subtotal	296,759	307,623	4,366	11,605	67,442
Other strategic investments(5)	7,516	13,618	(9,373)	1,410	9,907
Total	$304,275	$321,241	$(5,007)	$13,015	$77,349
_______________________________________________________________________________

(1)
On January 2, 2019, the Company made an additional $250.0 million cash investment in newly designated limited partnership units (the "Investor Units") of SAFE's operating partnership ("SAFE OP") (refer to Note 19). For the year ended December 31, 2017, equity in earnings is for the period from April 14, 2017 to December 31, 2017.

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

(3)	The Company consolidated the assets and liabilities of the Net Lease Venture on June 30, 2018 (refer to Net Lease Venture below).

(4)
During the year ended December 31, 2018, the Company recorded a $6.1 million impairment on a land and development equity method investment due to a change in business strategy. During the year ended December 31, 2016, a majority-owned consolidated subsidiary of the Company sold its interest in a real estate equity method investment for net proceeds of $39.8 million and recognized equity in earnings of $31.5 million, of which $10.1 million was attributable to the noncontrolling interest. In addition, the Company received a distribution from one of its real estate equity method investments and recognized equity in earnings during the year ended December 31, 2016 of $11.6 million.

(5)	For the year ended December 31, 2018, equity in earnings (losses) includes a $10.0 million impairment on a foreign equity method investment due to local market conditions.

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
On June 27, 2017, SAFE completed its initial public offering (the "Offering") raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement to the Company. In addition, the Company paid $18.9 million in organization and offering costs of the up to $25.0 million in organization and offering costs it agreed to pay in connection with the Offering and concurrent private placement. The Company expensed the portion of offering costs that was attributable to other investors in "Other expense" in the Company's consolidated statements of operations and capitalized the portion of offering costs attributable to the Company's ownership interest in "Other investments" on the Company's consolidated balance sheets. Subsequent to the initial public offering and through December 31, 2018, the Company purchased 2.4 million shares of SAFE's common stock for $45.7 million, representing an average cost of $18.69 per share, pursuant to 10b5-1 plans in accordance with Rules 10b5-1 and

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

10b-18 under the Securities and Exchange Act of 1934, as amended, under which the Company could buy shares of SAFE's common stock in the open market. The Company also purchased an additional 133,524 shares of SAFE's common stock in open market and negotiated transactions for $2.2 million, representing an average cost of $16.39 per share. As of December 31, 2018, the Company owned approximately 41.8% of SAFE's common stock outstanding.

A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee. In connection with the Company's $250.0 million cash investment in Investor Units of SAFE OP (refer to Note 19), the management agreement was amended on January 2, 2019. Highlights of the management agreement terms are included below:

•	We received no management fee through June 30, 2018, which covered the first year of the management agreement;

•
We receive a fee equal to 1.0% of total SAFE equity (as defined in the management agreement) up to $1.5 billion; 1.25% of total SAFE equity (for incremental equity of $1.5 billion - $3.0 billion); 1.375% of total SAFE equity (for incremental equity of $3.0 billion - $5.0 billion); and 1.5% of total SAFE equity (for incremental equity over $5.0 billion);

•	Fee to be paid in cash or in shares of SAFE common stock, at the discretion of SAFE's independent directors;

•	The stock will be locked up for two years, subject to certain restrictions;

•	There is no additional performance or incentive fee;

•	From January 1, 2019 through June 30, 2022, the management agreement is non-terminable by SAFE except for cause; and

•
Automatic annual renewals thereafter, subject to non-renewal upon certain findings by SAFE's independent directors and payment of termination fee equal to three times the prior year's management fee, subject to SAFE having raised $820 million of total equity since inception.

The Company is also entitled to receive expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company waived both the management fee and certain of the expense reimbursements through June 30, 2018. For the six months ended June 30, 2018, the Company waived $1.8 million and $0.8 million, respectively, of management fees and expense reimbursements. For the six months ended December 31, 2018, the Company recorded $1.8 million and $0.7 million, respectively, of management fees and expense reimbursements. In the fourth quarter 2018, the Company received 45,941 shares of SAFE's common stock for payment of the management fee for the three months ended September 30, 2018. Subsequent to December 31, 2018, the Company was issued 46,020 shares of SAFE's common stock for payment of the management fee for the three months ended December 31, 2018. The Company has an exclusivity agreement with SAFE pursuant to which it agreed, subject to certain exceptions, that it will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless it has first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.
Following is a list of investments that the Company has transacted with SAFE:
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan had an initial term of one year and was extended for an additional year and will be used for the renovation of a medical office building in Atlanta, GA. $17.0 million of the loan was funded as of December 31, 2018. During the year ended December 31, 2018, the Company recorded $1.4 million of interest income on the loan. The transaction was approved by the Company's and SAFE's independent directors.
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
Notes to Consolidated Financial Statements (Continued)

In May 2018, the Company provided a $19.9 million leasehold mortgage loan to the ground lessee of a Ground Lease originated at SAFE. The loan has an initial term of one year and will be used for the acquisition of 100 and 200 Glenridge Point, two multi-tenant office buildings in Atlanta, GA. During the year ended December 31, 2018, the Company recorded $1.4 million of interest income on the loan. The transaction was approved by the Company's and SAFE's independent directors.
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
Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form the Net Lease Venture to acquire and develop net lease assets and gave a right of first offer to the venture on all new net lease investments. The Company and its partner had joint decision making rights pertaining to the acquisition of new investments. Upon the expiration of the investment period on June 30, 2018, the Company obtained control of the venture through its unilateral rights of management and disposition of the assets. As a result, the expiration of the investment period resulted in a reconsideration event under GAAP and the Company determined that the Net Lease Venture is a VIE for which the Company is the primary beneficiary. Effective June 30, 2018, the Company consolidated the Net Lease Venture as an asset acquisition under ASC 810. The Company recorded a gain of $67.9 million in "Gain on consolidation of equity method investment" in the Company's consolidated statement of operations as a result of the consolidation. The Net Lease Venture had previously been accounted for as an equity method investment. The Company has an equity interest in the Net Lease Venture of approximately 51.9% and recorded a $188.3 million increase to "Noncontrolling interests" and $11.8 million increase to "Redeemable noncontrolling interest" on the Company's consolidated balance sheet as a result of the consolidation. The Company acquired the redeemable noncontrolling interest in the fourth quarter 2018. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a management fee and incentive fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any incentive fee received based on the 47.5% partner's interest.
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
As of December 31, 2017, the venture's carrying value of total assets was $658.3 million. During the years ended December 31, 2018, 2017 and 2016, the Company recorded $1.3 million, $2.1 million and $1.6 million, respectively, of management fees from the Net Lease Venture. The management fees are included in "Other income" in the Company's consolidated statements of operations. In addition, beginning after the Company's consolidation of the Net Lease Venture on June 30, 2018 and after the effect of eliminations, the Company earned $0.7 million of management fees with respect to services provided to other investors in the Net Lease Venture, which was recorded as a reduction to "Net income attributable to noncontrolling interests" in the Company's consolidated statements of operations.
Net Lease Venture II—In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. The Company has an equity interest in the new venture of approximately 51.9%, which will be accounted for as an equity method investment, and is responsible for managing the venture in exchange for a management fee and incentive fee. During the year ended December 31, 2018, the Company recorded $0.4 million of management fees from the Net Lease Venture II.

In December 2018, Net Lease Venture II acquired four buildings comprising 168,636 square feet (the "Properties") located in Livermore, CA. Net Lease Venture II acquired the Properties for $31.2 million which are 100% leased with four separate leases and which each have 10 years of term remaining.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Other real estate equity investments—As of December 31, 2018, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 16% to 95%, comprised of investments of $65.6 million in operating properties and $65.3 million in land assets. As of December 31, 2017, the Company's other real estate equity investments included $38.8 million in operating properties and $63.8 million in land assets.
In August 2018, the Company provided a $33.0 million mezzanine loan, of which $28.4 million was funded as of December 31, 2018, to an unconsolidated entity in which the Company owns a 50% equity interest. As of December 31, 2018, the loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the year ended December 31, 2018, the Company recorded $1.1 million of interest income on the mezzanine loan.

In December 2016, the Company sold a land and development asset for $36.0 million to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest. The Company recognized a gain of $8.8 million, reflecting the Company's share of the interest sold to a third party, which was recorded as "Income from sales of real estate" in the Company's consolidated statements of operations. As a result of the adoption of ASU 2017-05, on January 1, 2018, the Company recorded an increase to retained earnings of $8.8 million, bringing the Company's aggregate gain to approximately $17.6 million. The Company and its partner both made $7.0 million contributions to the venture and the Company provided financing to the entity in the form of a $27.0 million senior loan, of which $27.0 million and $25.4 million was funded as of December 31, 2018 and 2017, respectively, and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The Company received $17.6 million of net proceeds from the sale of the asset. This entity is a VIE and the Company does not have a controlling interest due to shared control of the entity with its partner. During the years ended December 31, 2018, 2017 and 2016, the Company recorded $2.1 million, $1.9 million and $0.1 million, respectively, of interest income on the senior loan.
Other strategic investments—As of December 31, 2018 and 2017, the Company also had investments in real estate related funds and other strategic investments in real estate entities.
Summarized investee financial information—The following tables present the investee level summarized financial information of the Company's equity method investments ($ in thousands):

	As of December 31,			For the Years Ended December 31,
	2018	2017		2018	2017	2016
Balance Sheets			Income Statements
Total assets	$2,118,045	$2,493,798	Revenues	$262,970	$261,867	$272,281
Total liabilities	1,016,502	1,169,125	Expenses	(187,257)	(167,999)	(227,720)
Noncontrolling interests	2,007	13,258	Net income attributable to parent entities	75,056	91,633	42,209
Total equity attributable to parent entities	1,099,536	1,311,415

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of December 31,
	2018	2017
Intangible assets, net(1)	$156,281	$27,124
Other receivables(2)	46,887	56,369
Restricted cash	42,793	20,045
Other assets(3)	32,333	23,081
Leasing costs, net(4)	6,224	9,050
Corporate furniture, fixtures and equipment, net(5)	3,850	4,652
Deferred financing fees, net	900	1,409
Deferred expenses and other assets, net	$289,268	$141,730
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7) and recorded $135.3 million of intangible assets to "Deferred expenses and other assets, net" on the Company's consolidated balance sheet. Accumulated amortization on intangible assets, net was $27.0 million and $34.9 million as of December 31, 2018 and 2017, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $2.2 million, $2.5 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $7.2 million, $1.9 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. As of December 31, 2018, the weighted average amortization period for the Company's intangible assets was approximately 22.3 years.

(2)	As of December 31, 2018 and 2017, includes $26.0 million of reimbursements receivable related to the construction and development of an operating property.

(3)	Other assets primarily includes derivative assets, prepaid expenses and deposits for certain real estate assets.

(4)	Accumulated amortization of leasing costs was $4.4 million and $4.7 million as of December 31, 2018 and 2017, respectively.

(5)	Accumulated depreciation on corporate furniture, fixtures and equipment was $11.9 million and $10.5 million as of December 31, 2018 and 2017, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of December 31,
	2018	2017
Other liabilities(1)	$143,808	$79,015
Accrued expenses(2)	97,007	101,035
Accrued interest payable	42,669	49,933
Intangible liabilities, net(3)	35,108	8,021
Accounts payable, accrued expenses and other liabilities	$318,592	$238,004
_______________________________________________________________________________

(1)
As of December 31, 2018 and 2017, "Other liabilities" includes $18.5 million and $29.2 million, respectively, related to profit sharing arrangements with developers for certain properties sold. As of December 31, 2018 and 2017, includes $0.5 million and $1.6 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets. As of December 31, 2018 and 2017, "Other liabilities" also includes $9.4 million and $6.2 million, respectively related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(2)
As of December 31, 2018 and 2017, accrued expenses includes $1.9 million and $2.5 million, respectively, associated with "Real estate available and held for sale" on the Company's consolidated balance sheets.

(3)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. On June 30, 2018, the Company consolidated the Net Lease Venture (refer to Note 7) and recorded $34.3 million of intangible liabilities to "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheet. Accumulated amortization on below market leases was $2.8 million and $7.8 million as of December 31, 2018 and 2017, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $3.9 million, $1.3 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the weighted average amortization period for the Company's intangible liabilities was approximately 22.8 years.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Intangible assets—The estimated expense from the amortization of intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):

2019	$8,833
2020	8,702
2021	8,701
2022	8,700
2023	8,579

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	December 31, 2018	December 31, 2017
Loan participations payable(1)	$22,642	$102,737
Debt discounts and deferred financing costs, net	(158)	(312)
Total loan participations payable, net	$22,484	$102,425
_______________________________________________________________________________

(1)
As of December 31, 2018, the Company had one loan participation payable with an interest rate of 7.0%. As of December 31, 2017, the Company had two loan participations payable with a weighted average interest rate of 6.5%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the corresponding loan receivable balances were $22.5 million and $102.3 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of December 31,		Stated Interest Rates		Scheduled Maturity Date
	2018	2017
Secured credit facilities and mortgages:
2015 $325 Million Revolving Credit Facility	$—	$325,000	LIBOR + 2.50%	(1)	September 2020
2016 Senior Term Loan	646,750	399,000	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	802,367	208,491	3.62% - 7.26%	(4)
Total secured credit facilities and mortgages	1,449,117	932,491
Unsecured notes:
5.00% senior notes(5)	375,000	770,000	5.00%		July 2019
4.625% senior notes(6)	400,000	400,000	4.625%		September 2020
6.50% senior notes(7)	275,000	275,000	6.50%		July 2021
6.00% senior notes(8)	375,000	375,000	6.00%		April 2022
5.25% senior notes(9)	400,000	400,000	5.25%		September 2022
3.125% senior convertible notes(10)	287,500	287,500	3.125%		September 2022
Total unsecured notes	2,112,500	2,507,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,661,617	3,539,991
Debt discounts and deferred financing costs, net	(52,531)	(63,591)
Total debt obligations, net (11)	$3,609,086	$3,476,400
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

(3)	On June 30, 2018, the Company consolidated the Net Lease Venture and recorded $464.7 million to "Debt obligations, net" on the Company's consolidated balance sheet.

(4)	As of December 31, 2018, the weighted average interest rate of these loans is 4.4% inclusive of the effect of interest rate swaps.

(5)	The Company can prepay these senior notes without penalty. Subsequent to December 31, 2018, the Company called for redemption the remaining principal amount of these notes on March 7, 2019.

(6)	The Company can prepay these senior notes without penalty beginning June 15, 2020.

(7)	The Company can prepay these senior notes without penalty beginning July 1, 2020.

(8)	The Company can prepay these senior notes without penalty beginning April 1, 2021.

(9)	The Company can prepay these senior notes without penalty beginning September 15, 2021.

(10)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at a conversion rate of 65.47 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $15.27 per share, at any time prior to the close of business on the business day immediately preceding September 15, 2022. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance in September 2017, the Company valued the liability component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the liability component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of December 31, 2018, the carrying value of the 3.125% Convertible Notes was $262.6 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $20.5 million, net of fees. As of December 31, 2017, the carrying value of the 3.125% Convertible Notes was $256.7 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $25.2 million, net of fees. During the years ended December 31, 2018 and 2017, the Company recognized $9.0 million and $2.5 million, respectively, of contractual interest and $4.7 million and $1.3 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate for 2018 and 2017 was 5.2%.

(11)	The Company capitalized interest relating to development activities of $11.3 million, $8.5 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Scheduled Maturities—As of December 31, 2018, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2019	$375,000	$434	$375,434
2020	400,000	—	400,000
2021	275,000	161,914	436,914
2022	1,062,500	48,968	1,111,468
2023	—	646,750	646,750
Thereafter	100,000	591,051	691,051
Total principal maturities	2,212,500	1,449,117	3,661,617
Unamortized discounts and deferred financing costs, net	(41,267)	(11,264)	(52,531)
Total debt obligations, net	$2,171,233	$1,437,853	$3,609,086
_______________________________________________________________________________

(1)	Subsequent to December 31, 2018, the Company called for redemption $375.0 million principal amount of senior notes on March 7, 2019.

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
2016 Senior Term Loan—In June 2016, the Company entered into a senior term loan of $450.0 million (the "2016 Senior Term Loan"). In August 2016, the Company upsized the facility to $500.0 million. The initial $450.0 million of the 2016 Senior Term Loan was issued at 99.0% of par and the upsize was issued at par. In September 2017, the Company reduced, repriced and extended the 2016 Senior Term Loan to $400.0 million priced at LIBOR plus 3.00% with a 0.75% LIBOR floor and maturing in October 2021. In June 2018, the Company increased the 2016 Senior Term Loan to $650.0 million, reduced the interest rate to LIBOR plus 2.75% and extended its maturity to June 2023. The facility was also modified to permit substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. This modification eliminates the mandatory amortization upon payoff or sale of collateral which existed prior to the upsize and broadens the types of collateral permitted under the facility. The Company may make optional prepayments, subject to prepayment fees, and is required to repay 0.25% of the principal amount each quarter.
During the years ended December 31, 2018 and 2017, repayments of the 2016 Senior Term Loan prior to its modifications and expenses incurred for the modifications resulted in losses on early extinguishment of debt of $2.5 million and $0.8 million, respectively.

2015 Revolving Credit Facility—In March 2015, the Company entered into a revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). In September 2017, the Company upsized the 2015 Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. This facility is secured by a pledge of the equity interest in a pool of assets which provide asset value coverage for borrowings under the facility. Borrowings under this credit facility bear interest at a floating rate indexed to one of

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.30% to 0.50%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021. During the year ended December 31, 2018, the Company repaid from cash on hand the $325.0 million outstanding on the 2015 Revolving Credit Facility and as of December 31, 2018, the Company had $325.0 million of borrowing capacity available under the 2015 Revolving Credit Facility.
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

During the years ended December 31, 2018, 2017 and 2016, repayments of senior unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $1.2 million, $13.6 million and $0.4 million, respectively. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

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

Collateral Assets—The carrying value of the Company's assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of December 31,
	2018		2017
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,620,008	$151,011	$795,321	$486,710
Real estate available and held for sale	1,055	21,496	20,069	48,519
Land and development, net	12,300	585,918	25,100	835,211
Loans receivable and other lending investments, net(2)(3)	498,524	480,154	194,529	1,021,340
Other investments	—	304,275	—	321,241
Cash and other assets	—	1,329,990	—	898,252
Total	$2,131,887	$2,872,844	$1,035,019	$3,611,273
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of December 31, 2018, Collateral Assets includes $403.5 million carrying value of assets held by entities whose equity interests are pledged as collateral for the $325.0 million 2015 Revolving Credit Facility that is undrawn as of December 31, 2018.

(2)	As of December 31, 2018 and 2017, the amounts presented exclude general reserves for loan losses of $13.0 million and $17.5 million, respectively.

(3)	As of December 31, 2018 and 2017, the amounts presented exclude loan participations of $22.5 million and $102.3 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2018, the maximum amount of fundings the Company may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$436,910	$12,610	$—	$449,520
Strategic Investments	—	—	39,754	39,754
Total	$436,910	$12,610	$39,754	$489,274
_______________________________________________________________________________

(1)	Excludes $27.4 million of commitments on loan participations sold that are not the obligation of the Company.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Other Commitments—Total operating lease expense for the years ended December 31, 2018, 2017 and 2016 was $5.0 million, $5.2 million and $5.9 million, respectively. Future minimum lease obligations under non-cancelable operating leases are as follows ($ in thousands):

2019	$4,340
2020	4,016
2021	1,589
2022	991
2023	849
Thereafter	2,469

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
Substantially all of the Company's real estate as well as assets collateralizing its loans receivable are located in the United States. As of December 31, 2018, the only states with a concentration greater than 10.0% were New York with 16.5% and California with 11.0%. As of December 31, 2018, the Company's portfolio contains concentrations in the following asset types: office/industrial 32.7%, land 18.4%, entertainment/leisure 17.4%, hotel 7.1% and mixed use/mixed collateral 7.0%.
The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have a material adverse effect on the Company. As of December 31, 2018, the Company's five largest borrowers or tenants collectively accounted for approximately 14.4% of the Company's 2018 revenues, of which no single customer accounts for more than 6.7%.
Derivatives
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
Notes to Consolidated Financial Statements (Continued)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 ($ in thousands):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Other assets	$3,669	Other liabilities	$10,244
Total		$3,669		$10,244
____________________________________________________________________________

(1)	Over the next 12 months, the Company expects that $1.0 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.

The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Year Ended December 31, 2018
Interest rate swaps	Interest expense	$(12,963)	$(388)
Interest rate swaps	Earnings from equity method investments	(1,736)	20
For the Year Ended December 31, 2017
Interest rate cap	Earnings from equity method investments	(16)	(16)
Interest rate swaps	Interest expense	495	339
Interest rate swap	Earnings from equity method investments	368	(285)
Foreign exchange contracts	Earnings from equity method investments	(352)	—
For the Year Ended December 31, 2016
Interest rate cap	Interest expense	—	(185)
Interest rate cap	Earnings from equity method investments	(4)	(3)
Interest rate swaps	Interest expense	(175)	(32)
Interest rate swaps	Earnings from equity method investments	94	(378)
Foreign exchange contracts	Earnings from equity method investments	(167)	—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	For the Years Ended December 31,
Derivatives not Designated in Hedging Relationships(1)		2017	2016
Interest rate cap	Other expense	$6	$(1,080)
Foreign exchange contracts	Other expense	(970)	1,115
____________________________________________________________________________

(1)	The Company did not have any derivatives not designated in hedging relationships during the year ended December 31, 2018.

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
For derivatives designated as net investment hedges, the changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged foreign entity is either sold or substantially liquidated. For derivatives not designated as net investment hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense."

The Company marks its foreign investments each quarter based on current exchange rates and records the gain or loss through "Other expense" in its consolidated statements of operations. The Company recorded net gains (losses) related to foreign investments of $0.2 million and $0.1 million during the years ended December 31, 2017 and 2016, respectively, in its consolidated statements of operations. The Company did not have any outstanding derivatives designated as net investments during the year end December 31, 2018.
Interest Rate Hedges—For derivatives designated and qualifying as cash flow hedges, the changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). For derivatives not designated as cash flow hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense."
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

The Company reports derivative instruments on a gross basis in its consolidated financial statements. In connection with its derivatives which were in a liability position as of December 31, 2018, the Company posted collateral of $6.4 million and is included in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of December 31, 2018.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Equity

Preferred Stock—On October 20, 2017, the Company redeemed all of its issued and outstanding Series E and Series F preferred stock. Each holder of Series E and Series F preferred stock received cash in the amount of the liquidation preference of $25.00 per share, or $240.0 million in the aggregate. The total carrying value of the Series E and Series F preferred stock was $223.7 million, net of discounts and fees, and was recorded in "Additional paid-in-capital" and "Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share" on the Company's consolidated balance sheet as of December 31, 2016. The remaining liquidation premium of $16.3 million represents a return similar to a dividend to the holders of the Series E and Series F preferred stock and, as such, has been recorded as an adjustment to "Retained earnings (deficit)" on the Company's consolidated balance sheet.

The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of December 31, 2018 and 2017:

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

(2)
The Company declared and paid dividends of $8.0 million, $6.1 million and $9.4 million on its Series D, G and I Cumulative Redeemable Preferred Stock during the year ended December 31, 2018. The Company declared and paid dividends of $8.0 million, $8.3 million, $5.9 million, $6.1 million and $9.4 million on its Series D, E, F, G and I Cumulative Redeemable Preferred Stock during the year ended December 31, 2017. In addition, in October 2017, the Company redeemed its Series E and Series F Preferred Stock and paid dividends through the redemption date of $1.1 million and $0.8 million, respectively, on its Series E and Series F Preferred Stock and paid a liquidation premium of $16.3 million representing a return similar to a dividend to the holders of the Series E and Series F Preferred Stock. The Company declared and paid dividends of $9.0 million on its Series J Convertible Perpetual Preferred Stock during the years ended December 31, 2018 and 2017. The character of the 2018 dividends was 100% capital gain distribution, of which 26.02% represented unrecaptured section 1250 gain and 73.98% long term capital gain. The character of the 2017 dividends was 100% capital gain distribution, of which 27.90% represented unrecaptured section 1250 gain and 72.10% long term capital gain. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

(4)
Each share of the Series J Preferred Stock is convertible at the holder's option at any time, into 3.9762 shares of the Company's common stock (equal to a conversion price of approximately $12.57 per share), subject to specified adjustments. The Company may, at its option, redeem the Series J Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $50.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2017, the Company had $582.4 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2031 and through 2036 if unused. The amount of NOL carryforwards as of December 31, 2018 will be determined upon finalization of the Company's 2018 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends,

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Term Loan and the 2015 Revolving Credit Facility permit the Company to distribute 100% of its REIT taxable income on an annual basis (prior to deducting certain cumulative NOL carryforwards), as long as the Company maintains its REIT qualification. The 2016 Senior Term Loan and the 2015 Revolving Credit Facility restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company declared and paid common stock dividends of $12.3 million, or $0.18 per share, for the year ended December 31, 2018. The character of the 2018 dividends was 100% capital gain distribution, of which 26.02% represented unrecaptured section 1250 gain and 73.98% long term capital gain. The Company did not declare or pay any common stock dividends for the year ended December 31, 2017.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2018, the Company repurchased 0.8 million shares of its outstanding common stock for $8.3 million, representing an average cost of $10.22 per share. No common stock was repurchased during the nine months ended December 31, 2018. The Company did not repurchase shares of its common stock during the year ended December 31, 2017 under stock repurchase programs. During the year ended December 31, 2016, the Company repurchased 10.2 million shares of its outstanding common stock for $98.4 million, representing an average cost of $9.67 per share. As of December 31, 2018, the Company had authorization to repurchase up to $41.7 million of common stock.

In addition, in connection with the sale of the 3.125% Convertible Notes in September 2017 (refer to Note 10), the Company repurchased 4.0 million shares of its common stock for $45.9 million, representing an average cost of $11.51 per share, in privately negotiated transactions with purchasers of the 3.125% Convertible Notes.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of December 31,
	2018	2017
Unrealized gains on available-for-sale securities	$475	$1,335
Unrealized gains (losses) on cash flow hedges	(13,546)	707
Unrealized losses on cumulative translation adjustment	(4,199)	(4,524)
Accumulated other comprehensive loss	$(17,270)	$(2,482)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $17.6 million, $18.8 million and $10.9 million, respectively, for the years ended December 31, 2018, 2017 and 2016 in "General and administrative" in the Company's consolidated statements of operations. As of December 31, 2018, there was $2.0 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.98 years.
Performance Incentive Plans—The Company's Performance Incentive Plan ("iPIP") is designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plan. The fair value of points is determined using a model that forecasts the Company's projected investment performance. iPIP is a liability-classified award, which will be remeasured each reporting period at fair value until the awards are settled. The following is a summary of the status of the Company’s iPIP points and changes during the year ended December 31, 2018.

	Year Ended December 31, 2018
	iPIP Investment Pool
	2013-2014	2015-2016	2017-2018
Points at beginning of period	86.57	84.16	40.97
Granted	0.50	—	49.33
Forfeited	(1.30)	(4.75)	(7.87)
Points at end of period	85.77	79.41	82.43

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

In 2018, the Company made initial distributions to participants in the 2013-2014 investment pool following a determination that, as of December 31, 2017, the Company had realized a return of all invested capital in the assets included in the 2013-2014 investment pool, together with a return based on leverage and a preferred return hurdle of 9.0%. The amount distributable to participants was reduced by 4.3% based on the Company's total shareholder return in accordance with the provisions of the iPIP and, as a result, iPIP participants received total distributions in the amount of $15.6 million as compensation, comprised of $7.8 million in cash and 685,624 shares of the Company's common stock, with a fair value of $7.8 million or $11.37 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 374,055 shares of the Company's common stock were issued. As of December 31, 2018 and 2017, the Company had accrued compensation costs relating to iPIP of $37.5 million and $38.1 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of December 31, 2018, an aggregate of 2.6 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Share Issuances—During the year ended December 31, 2018, the Company granted 213,609 shares of common stock to certain employees under the 2009 LTIP as part of annual incentive awards that included a mix of cash and equity awards. The weighted average grant date fair value per share of these share awards was $10.10 and the total fair value was $2.2 million. The shares are fully-vested and 135,503 shares were issued net of statutory minimum required tax withholdings. The employees are restricted from selling these shares for up to 18 months from the date of grant.
Restricted Stock Units—Changes in non-vested restricted stock units ("Units") during the year ended December 31, 2018 were as follows (number of shares and $ in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of December 31, 2017	282	$10.98	$3,183
Granted	278	$10.16
Vested	(142)	$10.37
Forfeited	(61)	$10.36
Non-vested as of December 31, 2018	357	$10.68	$3,277
The total fair value of Units vested during the years ended December 31, 2018, 2017 and 2016 was $1.4 million, $0.9 million and $2.9 million, respectively. The weighted-average grant date fair value per share of Units granted during the years ended December 31, 2018, 2017 and 2016 was $10.16, $12.09 and $10.11, respectively.
Directors' Awards—Non-employee directors are awarded CSEs or restricted share awards at the time of the annual shareholders' meeting in consideration for their services on the Company's Board of Directors. During the year ended December 31, 2018, the Company awarded to non-employee Directors 67,631 restricted shares of common stock at a fair value per share of $10.65 at the time of grant. These restricted shares have a vesting term of one year. The Company also issued a total of 2,805 CSEs at a fair value of $10.91 in respect of dividend equivalents on outstanding CSEs during the year ended December 31, 2018. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the CSEs and restricted shares of common stock vest and are settled. As of December 31, 2018, a combined total of 239,801 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $2.2 million.

401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company's Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the participant's contributions, up to a maximum of 10% of the participants' compensation. The Company made gross contributions of $1.1 million, $1.1 million and $1.0 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

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
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2018	2017	2016
Income (loss) from continuing operations	$(18,326)	$51,851	$81,912
Net income attributable to noncontrolling interests	(13,936)	(4,526)	(4,876)
Preferred dividends	(32,495)	(48,444)	(51,320)
Premium above book value on redemption of preferred stock	—	(16,314)	—
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders and Participating Security Holders for basic earnings per common share(1)	$(64,757)	$(17,433)	$25,716
Add: Effect of joint venture shares	—	—	7
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders and Participating Security Holders for diluted earnings per common share(1)	$(64,757)	$(17,433)	$25,723
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, includes income from continuing operations allocable to Participating Security Holders of $8 and $8 on a basic and dilutive basis, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2018	2017	2016
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(64,757)	$(17,433)	$25,708
Income from discontinued operations	—	4,939	18,264
Gain from discontinued operations	—	123,418	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(64,757)	$110,924	$43,972

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(64,757)	$(17,433)	$25,715
Income from discontinued operations	—	4,939	18,264
Gain from discontinued operations	—	123,418	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(64,757)	$110,924	$43,979

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	67,958	71,021	73,453
Add: Effect of assumed shares issued under treasury stock method or restricted stock units	—	—	84
Add: Effect of joint venture shares	—	—	298
Weighted average common shares outstanding for diluted earnings per common share	67,958	71,021	73,835

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.95)	$(0.25)	$0.35
Income from discontinued operations	—	0.07	0.25
Gain from discontinued operations	—	1.74	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.95)	$1.56	$0.60

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$(0.95)	$(0.25)	$0.35
Income from discontinued operations	—	0.07	0.25
Gain from discontinued operations	—	1.74	—
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(0.95)	$1.56	$0.60

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2018, 2017 and 2016, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1)(2)(3)(4):

	For the Years Ended December 31,
	2018	2017	2016
Joint venture shares	—	255	—
3.00% convertible senior unsecured notes	—	—	14,764
Series J convertible perpetual preferred stock	15,704	15,635	15,635
1.50% convertible senior unsecured notes	—	—	9,868
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, the effect of 16 and 125 unvested time and market-based Units, respectively, were anti-dilutive.

(2)	For the year ended December 31, 2017, the effect of 6 and 17 unvested time and market-based Units, respectively, were anti-dilutive.

(3)	For the year ended December 31, 2018, the effect of the Company's unvested Units, CSEs and restricted stock awards were anti-dilutive due to the Company having a net loss for the period.

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
Notes to Consolidated Financial Statements (Continued)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2018
Recurring basis:
Derivative assets(1)	$3,669	$—	$3,669	$—
Derivative liabilities(1)	10,244	—	10,244	—
Available-for-sale securities(1)	21,661	—	—	21,661
Non-recurring basis:
Impaired real estate(2)	29,400	—	—	29,400
Impaired real estate available and held for sale(3)	19,300	—	—	19,300
Impaired land and development(4)	78,400	—	—	78,400
As of December 31, 2017
Recurring basis:
Available-for-sale securities(1)	$22,842	$—	$—	$22,842
Non-recurring basis:
Impaired real estate(5)	12,400	—	—	12,400
Impaired real estate available and held for sale(6)	800	—	—	800
Impaired land and development(7)	21,400	—	—	21,400
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

(2)	The Company recorded aggregate impairments of $76.3 million on three real estate assets with an estimated aggregate fair value of $29.4 million. The impairments were as follows:

i.
A $23.2 million impairment on a commercial operating property based on a decline in expected operating performance. The fair value is based on the Company's estimate of the recoverability of its investment in the project.

ii.
A $6.0 million impairment on a property based on a strategic decision to sell the asset. The fair value is based on purchase offers received from third parties, which is consistent with the Company's estimate of fair value.

iii.
A $47.1 million impairment on a commercial operating property based on a strategic decision to sell the asset. The fair value is based on purchase offers received from third parties, which is consistent with the Company's estimate of fair value.

(3)	The Company recorded aggregate impairments of $3.7 million on two real estate assets held for sale. The fair values are based on market comparable sales.

(4)	The Company recorded aggregate impairments of $55.4 million on four land and development assets with an estimated aggregate fair value of $78.4 million. The impairments were as follows:

i.
A $25.0 million impairment on a waterfront land and development asset based on a strategic decision to sell the asset. The fair value is based on purchase offers received from third parties, which is consistent with the Company's estimate of fair value.

ii.
A $21.6 million impairment on a master planned community based on a strategic decision to sell the asset. The fair value is based on purchase offers received from third parties, which is consistent with the Company's estimate of fair value.

iii.
A $6.9 million impairment on an infill land and development asset based on the deterioration of the asset. The fair value is based on purchase offers received from third parties, which is consistent with the Company's estimate of fair value.

iv.	A $1.9 million impairment on a waterfront land and development asset based on the sale of the asset in 2019.

(5)	The Company recorded an impairment on a real estate asset with a fair value of $12.4 million based on market comparable sales.

(6)	The Company recorded an impairment on a residential real estate asset available and held for sale based on market comparable sales.

(7)	The Company recorded an impairment on a land and development asset with a fair value of $21.4 million based on a discount rate of 6% and a 10 year holding period.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the years ended December 31, 2018 and 2017 ($ in thousands):

	2018	2017
Beginning balance	$22,842	$21,666
Repayments	(46)	(10)
Unrealized gains recorded in other comprehensive income	(1,135)	1,186
Ending balance	$21,661	$22,842
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $1.0 billion and $3.5 billion, respectively, as of December 31, 2018 and $1.3 billion and $3.7 billion, respectively, as of December 31, 2017. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
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
Impaired loans—The Company's loans identified as being impaired are nearly all collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make judgments in respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual revenue growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider market comparables if available. In some cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist, and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy.
Impaired real estate—If the Company determines a real estate asset available and held for sale is impaired, it records an impairment charge to adjust the asset to its estimated fair market value less costs to sell. Due to the nature of individual real estate properties, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make judgments with respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

flows may include lot and unit sales that are based on current observable market rates and estimates for annual market rate growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider market comparables if available. In some cases, the Company obtains external "as is" appraisals for real estate assets and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy. Additionally, in certain cases, if the Company is under contract to sell an asset, it will mark the asset to the contracted sales price less costs to sell. The Company considers this to be a Level 3 input under the fair value hierarchy.
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
The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Year Ended December 31, 2018
Operating lease income	$—	$151,958	$55,677	$557	$—	$208,192
Interest income	97,878	—	—	—	—	97,878
Other income	4,556	4,286	54,361	7,320	11,819	82,342
Land development revenue	—	—	—	409,710	—	409,710
Earnings (loss) from equity method investments	—	8,479	(1,003)	(3,110)	(9,373)	(5,007)
Gain from consolidation of equity method investment	—	67,877	—	—	—	67,877
Income from sales of real estate	—	45,038	80,966	—	—	126,004
Total revenue and other earnings	102,434	277,638	190,001	414,477	2,446	986,996
Real estate expense	—	(17,033)	(80,570)	(41,686)	—	(139,289)
Land development cost of sales	—	—	—	(350,181)	—	(350,181)
Other expense	(1,578)	—	—	—	(4,462)	(6,040)
Allocated interest expense	(40,653)	(63,706)	(18,618)	(21,897)	(38,877)	(183,751)
Allocated general and administrative(2)	(12,997)	(20,713)	(6,574)	(14,313)	(19,975)	(74,572)
Segment profit (loss) (3)	$47,206	$176,186	$84,239	$(13,600)	$(60,868)	$233,163

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Other significant non-cash items:
Provision for loan losses	$16,937	$—	$—	$—	$—	$16,937
Impairment of assets	—	10,391	79,991	56,726	—	147,108
Depreciation and amortization	—	38,588	17,417	1,353	1,341	58,699
Capitalized expenditures	—	40,215	19,912	144,595	—	204,722

Year Ended December 31, 2017
Operating lease income	$—	$123,685	$63,159	$840	$—	$187,684
Interest income	106,548	—	—	—	—	106,548
Other income	2,633	2,603	49,641	126,259	6,955	188,091
Land development revenue	—	—	—	196,879	—	196,879
Earnings (loss) from equity method investments	—	5,086	(772)	7,292	1,409	13,015
Income from discontinued operations	—	4,939	—	—	—	4,939
Gain from discontinued operations	—	123,418	—	—	—	123,418
Income from sales of real estate	—	87,512	4,537	—	—	92,049
Total revenue and other earnings	109,181	347,243	116,565	331,270	8,364	912,623
Real estate expense	—	(16,742)	(89,725)	(41,150)	—	(147,617)
Land development cost of sales	—	—	—	(180,916)	—	(180,916)
Other expense	(1,413)	—	—	—	(19,541)	(20,954)
Allocated interest expense	(40,359)	(53,710)	(20,171)	(28,033)	(52,413)	(194,686)
Allocated general and administrative(2)	(15,223)	(19,563)	(8,075)	(16,483)	(20,726)	(80,070)
Segment profit (loss) (3)	$52,186	$257,228	$(1,406)	$64,688	$(84,316)	$288,380
Other significant non-cash items:
Recovery of loan losses	$(5,828)	$—	$—	$—	$—	$(5,828)
Impairment of assets	—	5,486	6,358	20,535	—	32,379
Depreciation and amortization	—	28,132	17,684	1,896	1,321	49,033
Capitalized expenditures	—	4,838	35,754	125,744	—	166,336

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Year Ended December 31, 2016
Operating lease income	$—	$126,164	$64,593	$423	$—	$191,180
Interest income	129,153	—	—	—	—	129,153
Other income	4,658	1,632	33,216	3,170	3,838	46,514
Land development revenue	—	—	—	88,340	—	88,340
Earnings (loss) from equity method investments	—	3,567	33,863	30,012	9,907	77,349
Income from discontinued operations	—	18,270	—	—	—	18,270
Income from sales of real estate	—	21,138	75,357	8,801	—	105,296
Total revenue and other earnings	133,811	170,771	207,029	130,746	13,745	656,102
Real estate expense	—	(18,158)	(82,401)	(36,963)	—	(137,522)
Land development cost of sales	—	—	—	(62,007)	—	(62,007)
Other expense	(2,719)	—	—	—	(3,164)	(5,883)
Allocated interest expense	(57,787)	(65,880)	(23,156)	(34,888)	(39,687)	(221,398)
Allocated general and administrative(2)	(15,311)	(17,585)	(6,574)	(13,693)	(19,975)	(73,138)
Segment profit (loss) (3)	$57,994	$69,148	$94,898	$(16,805)	$(49,081)	$156,154
Other significant non-cash items:
Recovery of loan losses	$(12,514)	$—	$—	$—	$—	$(12,514)
Impairment of assets	—	4,829	5,855	3,800	—	14,484
Depreciation and amortization	—	31,380	17,887	1,296	1,097	51,660
Capitalized expenditures	—	3,667	56,784	109,548	—	169,999

As of December 31, 2018
Real estate
Real estate, net	$—	$1,536,494	$234,525	$—	$—	$1,771,019
Real estate available and held for sale	—	1,055	21,496	—	—	22,551
Total real estate	—	1,537,549	256,021	—	—	1,793,570
Land and development, net	—	—	—	598,218	—	598,218
Loans receivable and other lending investments, net	988,224	—	—	—	—	988,224
Other investments	—	165,804	65,643	65,312	7,516	304,275
Total portfolio assets	$988,224	$1,703,353	$321,664	$663,530	$7,516	3,684,287
Cash and other assets						1,329,990
Total assets						$5,014,277

As of December 31, 2017
Real estate
Real estate, net	$—	$815,783	$466,248	$—	$—	$1,282,031
Real estate available and held for sale	—	—	68,588	—	—	68,588
Total real estate	—	815,783	534,836	—	—	1,350,619
Land and development, net	—	—	—	860,311	—	860,311
Loans receivable and other lending investments, net	1,300,655	—	—	—	—	1,300,655
Other investments	—	205,007	38,761	63,855	13,618	321,241
Total portfolio assets	$1,300,655	$1,020,790	$573,597	$924,166	$13,618	3,832,826
Cash and other assets						898,252
Total assets						$4,731,078

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

(2)	General and administrative excludes stock-based compensation expense of $17.6 million, $18.8 million and $10.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Segment profit	$233,163	$288,380	$156,154
Less: (Provision for) recovery of loan losses	(16,937)	5,828	12,514
Less: Impairment of assets	(147,108)	(32,379)	(14,484)
Less: Depreciation and amortization	(58,699)	(49,033)	(51,660)
Less: Stock-based compensation expense	(17,563)	(18,812)	(10,889)
Less: Income tax (expense) benefit	(815)	948	10,166
Less: Loss on early extinguishment of debt, net	(10,367)	(14,724)	(1,619)
Net income (loss)	$(18,326)	$180,208	$100,182

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 18—Quarterly Financial Information (Unaudited)
The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2018:
Revenue	$140,165	$122,141	$171,571	$364,245
Net income (loss)	$(105,028)	$(8,832)	$60,506	$35,028
Net income (loss) attributable to iStar Inc.	$(107,332)	$(10,860)	$50,997	$34,933
Earnings per common share data(1):
Net income (loss) attributable to common shareholders
Basic	$(115,455)	$(18,984)	$42,873	$26,809
Diluted	$(115,455)	$(18,984)	$45,123	$29,059
Earnings per share
Basic	$(1.70)	$(0.28)	$0.63	$0.39
Diluted	$(1.70)	$(0.28)	$0.54	$0.35
Weighted average number of common shares
Basic	68,012	67,975	67,932	67,913
Diluted	68,012	67,975	83,694	83,670

2017:
Revenue	$103,144	$119,872	$347,867	$108,319
Income from discontinued operations	$—	$—	$(173)	$(4,766)
Net income (loss)	$3,290	$(3,716)	$196,007	$(15,372)
Net income (loss) attributable to iStar Inc.	$3,214	$(3,556)	$190,297	$(14,272)
Earnings per common share data(1):
Net income (loss) attributable to common shareholders
Basic	$(4,910)	$(34,530)	$177,467	$(27,102)
Diluted	$(4,910)	$(34,530)	$179,722	$(27,102)
Earnings per share
Basic	$(0.07)	$(0.48)	$2.46	$(0.38)
Diluted	$(0.07)	$(0.48)	$2.04	$(0.38)
Weighted average number of common shares
Basic	68,200	71,713	72,142	72,065
Diluted	68,200	71,713	88,195	72,065
_______________________________________________________________________________
(1) Basic and diluted EPS are computed independently based on the weighted-average shares of common stock and stock equivalents outstanding for each period. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 19—Subsequent Events
On January 2, 2019, the Company invested $250.0 million in 12,500,000 Investor Units of SAFE OP, at a purchase price of $20.00 per unit. This transaction was approved by a special committee of the Company's board of directors, with the advice of independent legal and financial advisors. Each Investor Unit will receive distributions equivalent to distributions declared and paid on one share of SAFE common stock. The Investor Units have no voting rights. They have limited protective consent rights over certain matters such as amendments to the terms of the Investor Units that would adversely affect the Investor Units.
In conjunction with this investment, the Company and SAFE have entered into an amended and restated management agreement. The revised agreement reflects the Company's increased commitment to SAFE and aligns with SAFE's ambitious future growth targets. The material revised terms of the amended management agreement are summarized in the following table.

Terms	Prior Agreement	Amended Agreement
Management Fee	Annual fee of 1.0% of SAFE total equity (up to $2.5 billion) Annual fee of 0.75% of SAFE total equity (> $2.5 billion)
Annual fee of 1.0% of SAFE total equity (up to $1.5 billion)

Annual fee of 1.25% of SAFE total equity (for incremental equity of $1.5 billion to $3.0 billion)

Annual fee of 1.375% of SAFE total equity (for incremental equity of $3.0 billion to $5.0 billion) and

Annual fee of 1.5% of SAFE total equity (for incremental equity over $5.0 billion)

Management Fee Consideration
Payment will be made exclusively in shares of the SAFE's common stock (valued at the greater of: (i) the volume weighted average market price during the quarter for which the fee is being paid; or (ii) the initial public offering price of $20.00 per share)

At the discretion of the SAFE's independent directors, payment will be made in cash or in shares of SAFE's common stock (valued at the greater of: (i) the volume weighted average market price during the quarter for which the fee is being paid; or (ii) the initial public offering price of $20.00 per share)

Term	One year
Initial term from January 1, 2019 - June 30, 2022; non-terminable except for cause.
Automatic annual renewals thereafter, subject to non-renewal upon certain findings by SAFE's independent directors and payment of termination fee.

Termination Fee	None	Three times prior year's management fee, subject to the SAFE having raised $820 million of total equity since inception.

iStar Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
($ in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2016
Reserve for loan losses(1)(2)	$108,165	$(12,514)	$—	$(10,106)	$85,545
Allowance for doubtful accounts(2)	3,384	985	—	(1,781)	2,588
Allowance for deferred tax assets(2)	53,910	3,233	15,838	(6,483)	66,498
	$165,459	$(8,296)	$15,838	$(18,370)	$154,631
For the Year Ended December 31, 2017
Reserve for loan losses(1)(2)	$85,545	$(5,828)	$—	$(1,228)	$78,489
Allowance for doubtful accounts(2)	2,588	473	—	(451)	2,610
Allowance for deferred tax assets(2)	66,498	7,108	(9,318)	(1,030)	63,258
	$154,631	$1,753	$(9,318)	$(2,709)	$144,357
For the Year Ended December 31, 2018
Reserve for loan losses(1)(2)	$78,489	$16,937	$—	$(42,031)	$53,395
Allowance for doubtful accounts(2)	2,610	1,300	—	(639)	3,271
Allowance for deferred tax assets(2)	63,258	14,849	—	—	78,107
	$144,357	$33,086	$—	$(42,670)	$134,773
_____________________________________________________________

(1)	Refer to Note 6 to the Company's consolidated financial statements.

(2)	Refer to Note 3 to the Company's consolidated financial statements.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Tempe, Arizona	OFF001	$—	(1)	$1,033	$6,652	$2,942	$1,033	$9,594	$10,627	$4,512	1999	40.0
Tempe, Arizona	OFF002	—	(1)	1,033	6,652	287	1,033	6,939	7,972	3,331	1999	40.0
Tempe, Arizona	OFF003	—	(1)	1,033	6,652	461	1,033	7,113	8,146	3,314	1999	40.0
Tempe, Arizona	OFF004	—	(1)	701	4,339	2,171	701	6,510	7,211	2,257	1999	40.0
Alameda, California	OFF005	27,602		9,702	29,831	1,152	9,702	30,983	40,685	479	2018	40.0
Ft. Collins, Colorado	OFF006	434	(1)	—	16,752	(11,239)	—	5,513	5,513	—	2002	40.0
Lisle, Illinois	OFF007	22,626		7,681	30,230	—	7,681	30,230	37,911	482	2018	40.0
Cockeysville, Maryland	OFF008	115,000		19,529	148,286	—	19,529	148,286	167,815	877	2018	40.0
Chelmsford, Massachusetts	OFF009	8,179	(1)	1,600	21,947	285	1,600	22,232	23,832	9,420	2002	40.0
Mt. Laurel, New Jersey	OFF010	48,968		7,726	74,429	10	7,724	74,441	82,165	29,894	2002	40.0
Riverview, New Jersey	OFF011	7,795	(1)	1,008	13,763	206	1,008	13,969	14,977	5,136	2004	40.0
Riverview, New Jersey	OFF012	20,568	(1)	2,456	28,955	814	2,456	29,769	32,225	10,995	2004	40.0
North Hills, New York	OFF013	70,000		19,631	104,527	—	19,631	104,527	124,158	1,368	2018	40.0
Harrisburg, Pennsylvania	OFF014	—	(1)	690	26,098	(20,084)	257	6,447	6,704	—	2001	40.0
Irving, Texas	OFF015	—	(1)	1,364	10,628	5,780	2,373	15,399	17,772	7,846	1999	40.0
Richardson, Texas	OFF016	—		1,230	5,660	1,207	1,230	6,867	8,097	2,983	1999	40.0
Oakton, Virginia	OFF017	56,133		14,242	68,610	—	14,242	68,610	82,852	1,035	2018	40.0
Subtotal		$377,305		$90,659	$604,011	$(16,008)	$91,233	$587,429	$678,662	$83,929
INDUSTRIAL FACILITIES:
Avondale, Arizona	IND001	—		3,279	5,221	(7,554)	946	—	946	—	2009	40.0
Los Angeles, California	IND002	34,968		11,635	19,515	5,943	11,635	25,458	37,093	7,042	2007	40.0
Jacksonville, Florida	IND003	30,397		3,510	20,846	8,279	3,510	29,125	32,635	7,707	2007	40.0
Atlanta, Georgia	IND004	26,237		2,791	24,637	349	2,791	24,986	27,777	6,985	2007	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Bristol, Indiana	IND005	—	(1)	462	9,224	—	462	9,224	9,686	3,473	2007	40.0
Everett, Massachusetts	IND006	37,482		7,439	21,774	10,979	7,439	32,753	40,192	8,666	2007	40.0
Montague, Michigan	IND007	—	(1)	598	9,814	1	598	9,815	10,413	3,733	2007	40.0
Little Falls, Minnesota	IND008	—	(1)	6,705	17,690	—	6,225	18,170	24,395	6,319	2005	40.0
Elizabeth, New Jersey	IND009	42,053		8,368	15,376	21,141	8,368	36,517	44,885	9,737	2007	40.0
Jackson, Ohio	IND010	35,520		1,990	56,329	2,891	1,990	59,220	61,210	828	2018	40.0
El Reno, Oklahoma	IND011	9,154		401	7,644	—	401	7,644	8,045	205	2018	40.0
Fort Worth, Texas	IND012	9,154		2,341	17,142	—	2,341	17,142	19,483	269	2018	40.0
La Porte, Texas	IND013	27,426		1,631	27,858	(416)	1,631	27,442	29,073	7,614	2007	40.0
Chesapeake, Virginia	IND014	29,437		2,619	28,481	142	2,619	28,623	31,242	8,000	2007	40.0
Chippewa Falls, Wisconsin	IND015	32,380		2,845	55,805	—	2,845	55,805	58,650	879	2018	40.0
Subtotal		$314,208		$56,614	$337,356	$41,755	$53,801	$381,924	$435,725	$71,457
LAND:
Scottsdale, Arizona	LAN001	—		1,400	—	800	2,200	—	2,200	—	2011	0
Whittmann, Arizona	LAN002	—		96,700	—	—	96,700	—	96,700	—	2010	0
Mammoth Lakes, California	LAN003	—		28,464	2,836	(21,064)	7,400	2,836	10,236	2,836	2010	0
Mammoth, California	LAN004	—		2,382	—	—	2,382	—	2,382	—	2007	0
San Jose, California	LAN005	—		8,921	—	—	8,921	—	8,921	—	2017	0
Santa Clarita Valley, California	LAN006	—		59,100	—	(21,600)	37,500	—	37,500	—	2010	0
Fort Myers, Florida	LAN007	—		7,600	—	—	7,600	—	7,600	—	2009	0
Fort Myers, Florida	LAN008	—		5,883	—	1,789	7,494	178	7,672	—	2014	0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Indiantown, Florida	LAN009	—		8,100	—	—	8,100	—	8,100	—		2009	0
Naples, Florida	LAN010	—		26,600	—	13,538	26,600	13,538	40,138	2		2010	0
St. Lucie, Florida	LAN011	—		10,440	—	(6,940)	3,500	—	3,500	—		2013	0
Stuart, Florida	LAN012	—		9,300	—	(1,900)	7,400	—	7,400	—		2010	0
Chicago, Illinois	LAN013	—		31,500	—	—	31,500	—	31,500	—		2016	0
Asbury Park, New Jersey	LAN014	—		43,300	—	32,296	75,596	—	75,596	942	(3)	2009	0
Asbury Park, New Jersey	LAN015	—		3,992	—	161,358	165,350	—	165,350	—	(3)	2009	0
Brooklyn, New York	LAN016	—		58,900	—	(19,874)	39,026	—	39,026	—		2011	0
Long Beach, New York	LAN017	—		52,461	—	(22,461)	30,000	—	30,000	—		2009	0
Wawarsing, New York	LAN018	—		4,600	—	—	4,600	—	4,600	—		2018	0
Warrington, Pennsylvania	LAN019	—		1,460	—	664	1,460	664	2,124	—		2011	0
Chesterfield County, Virginia	LAN020	—		72,138	—	41,773	113,911	—	113,911	4,338	(3)	2009	0
Chesterfield County, Virginia	LAN021	—		3,291	—	397	3,688	—	3,688	—	(3)	2009	0
Ranson, West Virginia	LAN022	—		9,083		(1,256)	7,827	—	7,827	—		2016	0
Subtotal		$—		$545,615	$2,836	$157,520	$688,755	$17,216	$705,971	$8,118
ENTERTAINMENT:
Birmingham, Alabama	ENT001	1,698		1,939	1,840	—	1,939	1,840	3,779	58		2018	40.0
Decatur, Alabama	ENT002	—	(1)	277	359	(6)	277	353	630	128		2004	40.0
Huntsville, Alabama	ENT003	—	(1)	319	414	(25)	319	389	708	136		2004	40.0
Mobile, Alabama	ENT004	—		279	1,250	—	279	1,250	1,529	71		2018	40.0
Avondale, Arizona	ENT005	1,357		389	2,074	1	389	2,075	2,464	39		2018	40.0
Chandler, Arizona	ENT006	—	(1)	793	1,027	(62)	793	965	1,758	337		2004	40.0
Chandler, Arizona	ENT007	—	(1)	521	673	(10)	521	663	1,184	240		2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Glendale, Arizona	ENT008	2,393		1,750	2,118	—	1,750	2,118	3,868	63	2018	40.0
Gilbert, Arizona	ENT009	5,038		1,969	3,552	—	1,969	3,552	5,521	82	2018	40.0
Mesa, Arizona	ENT010	1,520		970	1,710	—	970	1,710	2,680	38	2018	40.0
Mesa, Arizona	ENT011	—	(1)	630	815	(49)	630	766	1,396	267	2004	40.0
Peoria, Arizona	ENT012	—	(1)	590	764	(46)	590	718	1,308	250	2004	40.0
Phoenix, Arizona	ENT013	—	(1)	476	616	(10)	476	606	1,082	220	2004	40.0
Phoenix, Arizona	ENT014	—	(1)	654	845	(14)	654	831	1,485	302	2004	40.0
Phoenix, Arizona	ENT015	—	(1)	666	862	(14)	666	848	1,514	307	2004	40.0
Scottsdale, Arizona	ENT016	1,778		1,205	1,933	—	1,205	1,933	3,138	41	2018	40.0
Tempe, Arizona	ENT017	—	(1)	460	596	(36)	460	560	1,020	195	2004	40.0
Tucson, Arizona	ENT018	994		456	877	1	456	878	1,334	23	2018	40.0
Alameda, California	ENT019	—	(1)	1,097	1,421	(86)	1,097	1,335	2,432	465	2004	40.0
Bakersfield, California	ENT020	—	(1)	434	560	(33)	434	527	961	184	2004	40.0
Bakersfield, California	ENT021	—	(1)	332	429	(26)	332	403	735	141	2004	40.0
Chula Vista, California	ENT022	2,678		2,032	4,869	—	2,032	4,869	6,901	111	2018	40.0
Fontana, California	ENT023	1,656		1,097	1,882	1	1,097	1,883	2,980	49	2018	40.0
Milpitas, California	ENT024	—	(1)	676	876	(53)	676	823	1,499	287	2004	40.0
Moreno Valley, California	ENT025	1,577		990	1,910	—	990	1,910	2,900	46	2018	40.0
Murrieta, California	ENT026	2,890		1,649	3,803	—	1,649	3,803	5,452	86	2018	40.0
Norco, California	ENT027	2,697		1,503	3,608	—	1,503	3,608	5,111	79	2018	40.0
Palmdale, California	ENT028	1,157		777	1,963	—	777	1,963	2,740	53	2018	40.0
Riverside, California	ENT029	—	(1)	720	932	(56)	720	876	1,596	305	2004	40.0
Rocklin, California	ENT030	—	(1)	574	743	(12)	574	731	1,305	265	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Sacramento, California	ENT031	—	(1)	392	508	(8)	392	500	892	181	2004	40.0
San Bernardino, California	ENT032	—	(1)	358	464	(7)	358	457	815	165	2004	40.0
San Diego, California	ENT033	—	(1)	—	18,000	—	—	18,000	18,000	6,456	2003	40.0
San Marcos, California	ENT034	—	(1)	852	1,101	(18)	852	1,083	1,935	393	2004	40.0
Thousand Oaks, California	ENT035	—	(1)	—	1,953	25,772	—	27,725	27,725	6,814	2008	40.0
Torrance, California	ENT036	—	(1)	659	852	(14)	659	838	1,497	304	2004	40.0
Upland, California	ENT037	1,656		1,167	1,930	—	1,167	1,930	3,097	47	2018	40.0
Visalia, California	ENT038	—	(1)	562	729	(44)	562	685	1,247	239	2004	40.0
W. Los Angeles, California	ENT039	—	(1)	1,642	2,124	(35)	1,642	2,089	3,731	758	2004	40.0
Brampton, ONT, Canada	ENT040	2,176		1,231	2,491	—	1,231	2,491	3,722	59	2018	40.0
Aurora, Colorado	ENT041	—	(1)	640	827	(49)	640	778	1,418	271	2004	40.0
Aurora, Colorado	ENT042	1,675		1,057	1,719	—	1,057	1,719	2,776	44	2018	40.0
Colorado Springs, Colorado	ENT043	1,141		497	820	—	497	820	1,317	24	2018	40.0
Denver, Colorado	ENT044	—	(1)	729	944	(57)	729	887	1,616	309	2004	40.0
Englewood, Colorado	ENT045	—	(1)	536	694	(11)	536	683	1,219	248	2004	40.0
Lakewood, Colorado	ENT046	1,587		713	2,206	—	713	2,206	2,919	37	2018	40.0
Littleton, Colorado	ENT047	—	(1)	901	1,165	(19)	901	1,146	2,047	416	2004	40.0
Lone Tree, Colorado	ENT048	5,728		2,880	5,586	—	2,880	5,586	8,466	115	2018	40.0
Westminster, Colorado	ENT049	1,681		1,018	1,886	—	1,018	1,886	2,904	45	2018	40.0
Wheat Ridge, Colorado	ENT050	1,090		669	1,671	—	669	1,671	2,340	40	2018	40.0
Milford, Connecticut	ENT051	—	(1)	1,097	1,420	(23)	1,097	1,397	2,494	506	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Wilmington, Delaware	ENT052	—	(1)	1,076	1,390	(80)	1,076	1,310	2,386	457	2004	40.0
Apopka, Florida	ENT053	1,195		757	1,347	—	757	1,347	2,104	34	2018	40.0
Boca Raton, Florida	ENT054	—	(1)	—	41,809	—	—	41,809	41,809	21,371	2005	27.0
Boynton Beach, Florida	ENT055	—	(1)	412	531	(7)	412	524	936	190	2004	40.0
Boynton Beach, Florida	ENT056	—	(1)	6,550	—	17,118	6,533	17,135	23,668	4,995	2006	40.0
Bradenton, Florida	ENT057	—	(1)	1,067	1,382	(83)	1,067	1,299	2,366	453	2004	40.0
Davie, Florida	ENT058	—	(1)	401	520	(31)	401	489	890	170	2004	40.0
Lakeland, Florida	ENT059	—	(1)	282	364	(6)	282	358	640	130	2004	40.0
Leesburg, Florida	ENT060	—	(1)	352	455	(28)	352	427	779	149	2004	40.0
Margate, Florida	ENT061	1,283		513	493	—	513	493	1,006	10	2018	40.0
Melbourne, Florida	ENT062	1,350		843	1,537	—	843	1,537	2,380	40	2018	40.0
Ocala, Florida	ENT063	—	(1)	437	567	(34)	437	533	970	186	2004	40.0
Ocala, Florida	ENT064	—	(1)	532	689	(42)	532	647	1,179	226	2004	40.0
Orange City, Florida	ENT065	—	(1)	486	629	(38)	486	591	1,077	206	2004	40.0
Pembroke Pines, Florida	ENT066	—	(1)	497	643	(10)	497	633	1,130	229	2004	40.0
Sarasota, Florida	ENT067	—	(1)	643	833	(14)	643	819	1,462	297	2004	40.0
St. Petersburg, Florida	ENT068	—	(1)	4,200	18,272	—	4,200	18,272	22,472	6,326	2005	40.0
Tampa, Florida	ENT069	—	(1)	551	714	(12)	551	702	1,253	254	2004	40.0
Venice, Florida	ENT070	—	(1)	507	656	(40)	507	616	1,123	215	2004	40.0
W. Palm Beach, Florida	ENT071	—	(1)	—	19,337	—	—	19,337	19,337	6,693	2005	40.0
Augusta, Georgia	ENT072	1,978		1,383	3,776	—	1,383	3,776	5,159	76	2018	40.0
Atlanta, Georgia	ENT073	—	(1)	510	660	(11)	510	649	1,159	235	2004	40.0
Conyers, Georgia	ENT074	—	(1)	474	613	(37)	474	576	1,050	201	2004	40.0
Kennesaw, Georgia	ENT075	4,706		2,098	5,113	(1)	2,098	5,112	7,210	100	2018	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Lawrenceville, Georgia	ENT076	1,482		911	1,285	—	911	1,285	2,196	32	2018	40.0
Marietta, Georgia	ENT077	—	(1)	581	752	(46)	581	706	1,287	246	2004	40.0
Marietta, Georgia	ENT078	2,144		1,180	1,436	—	1,180	1,436	2,616	34	2018	40.0
Marietta, Georgia	ENT079	1,275		715	760	—	715	760	1,475	22	2018	40.0
Norcross, Georgia	ENT080	2,396		1,110	380	—	1,110	380	1,490	20	2018	40.0
Roswell, Georgia	ENT081	2,122		893	311	1	893	312	1,205	11	2018	40.0
Savannah, Georgia	ENT082	—	(1)	718	930	(15)	718	915	1,633	332	2004	40.0
Woodstock, Georgia	ENT083	—	(1)	502	651	(11)	502	640	1,142	232	2004	40.0
Algonquin, Illinois	ENT084	3,137		1,312	4,041	—	1,312	4,041	5,353	105	2018	40.0
Buffalo Grove, Illinois	ENT085	1,707		861	3,945	—	861	3,945	4,806	79	2018	40.0
Chicago, Illinois	ENT086	—	(1)	8,803	57	30,479	8,803	30,536	39,339	8,639	2006	40.0
Glendale Heights, Illinois	ENT087	1,102		455	819	1	455	820	1,275	16	2018	40.0
Lake Zurich, Illinois	ENT088	1,221		924	238	1	924	239	1,163	32	2018	40.0
Lyons, Illinois	ENT089	—	(1)	433	560	(10)	433	550	983	200	2004	40.0
Mount Prospect, Illinois	ENT090	1,247		704	956	(1)	704	955	1,659	22	2018	40.0
Naperville, Illinois	ENT091	—	(1)	1,798	2,894	530	1,798	3,424	5,222	1,060	2017	40.0
Romeoville, Illinois	ENT092	3,004		2,254	3,251	—	2,254	3,251	5,505	96	2018	40.0
Roselle, Illinois	ENT093	1,111		730	682	—	730	682	1,412	24	2018	40.0
River Grove, Illinois	ENT094	1,805		1,754	3,289	(1)	1,754	3,288	5,042	79	2018	40.0
Springfield, Illinois	ENT095	—	(1)	431	557	(9)	431	548	979	199	2004	40.0
Vernon Hills, Illinois	ENT096	995		600	666	—	600	666	1,266	21	2018	40.0
Waukegan, Illinois	ENT097	633		342	670	—	342	670	1,012	17	2018	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Woodridge, Illinois	ENT098	1,191		829	1,597	(1)	829	1,596	2,425	40	2018	40.0
Evansville, Indiana	ENT099	—	(1)	542	701	(11)	542	690	1,232	250	2004	40.0
Baltimore, Maryland	ENT100	—	(1)	428	554	(34)	428	520	948	181	2004	40.0
Baltimore, Maryland	ENT101	—	(1)	575	745	(45)	575	700	1,275	244	2004	40.0
Baltimore, Maryland	ENT102	—	(1)	362	468	(7)	362	461	823	167	2004	40.0
Columbia, Maryland	ENT103	1,735		1,762	1,300	—	1,762	1,300	3,062	41	2018	40.0
Ellicott City, Maryland	ENT104	1,349		889	1,632	1	889	1,633	2,522	32	2018	40.0
Gaithersburg, Maryland	ENT105	—	(1)	884	1,145	(19)	884	1,126	2,010	408	2004	40.0
Hyattsville, Maryland	ENT106	—	(1)	399	518	(9)	399	509	908	184	2004	40.0
Laurel, Maryland	ENT107	—	(1)	649	839	(14)	649	825	1,474	299	2004	40.0
Linthicum, Maryland	ENT108	—	(1)	366	473	(7)	366	466	832	169	2004	40.0
Pikesville, Maryland	ENT109	—	(1)	398	516	(8)	398	508	906	184	2004	40.0
Timonium, Maryland	ENT110	—	(1)	1,126	1,458	(88)	1,126	1,370	2,496	478	2004	40.0
Towson, Maryland	ENT111	—	(1)	642	788	454	642	1,242	1,884	361	2017	40.0
Auburn, Massachusetts	ENT112	—	(1)	523	678	(12)	523	666	1,189	241	2004	40.0
Chicopee, Massachusetts	ENT113	—	(1)	548	711	(43)	548	668	1,216	233	2004	40.0
Somerset, Massachusetts	ENT114	—	(1)	519	672	(11)	519	661	1,180	240	2004	40.0
Grand Rapids, Michigan	ENT115	—	(1)	554	718	(43)	554	675	1,229	235	2004	40.0
Grand Rapids, Michigan	ENT116	—	(1)	860	543	670	860	1,213	2,073	397	2017	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Roseville, Michigan	ENT117	—	(1)	533	691	(12)	533	679	1,212	246	2004	40.0
Blaine, Minnesota	ENT118	2,667		1,801	2,814	(1)	1,801	2,813	4,614	83	2018	40.0
Brooklyn Park, Minnesota	ENT119	2,659		1,455	2,036	—	1,455	2,036	3,491	60	2018	40.0
Burnsville, Minnesota	ENT120	—	(1)	2,962	—	17,164	2,962	17,164	20,126	5,652	2006	40.0
Eden Prairie, Minnesota	ENT121	2,717		1,496	2,117	(1)	1,496	2,116	3,612	55	2018	40.0
Lakeville, Minnesota	ENT122	2,719		1,910	3,373	—	1,910	3,373	5,283	77	2018	40.0
Rochester, Minnesota	ENT123	—	(1)	2,437	8,715	2,098	2,437	10,813	13,250	3,989	2006	40.0
Columbia, Missouri	ENT124	—	(1)	334	432	(26)	334	406	740	142	2004	40.0
North Kansas City, Missouri	ENT125	—	(1)	878	1,139	(69)	878	1,070	1,948	373	2004	40.0
St. Peters, Missouri	ENT126	2,958		1,936	3,381	—	1,936	3,381	5,317	76	2018	40.0
Valley Park, Missouri	ENT127	1,391		803	1,408	—	803	1,408	2,211	31	2018	40.0
Asbury Park, New Jersey	ENT128	—		750	10,670	230	750	10,900	11,650	201	2017	40.0
Aberdeen, New Jersey	ENT129	—	(1)	1,560	2,019	(33)	1,560	1,986	3,546	720	2004	40.0
Fairlawn, New Jersey	ENT130	1,618		1,141	2,094	—	1,141	2,094	3,235	41	2018	40.0
Turnersville, New Jersey	ENT131	1,483		1,354	1,314	—	1,354	1,314	2,668	50	2018	40.0
Wallington, New Jersey	ENT132	—	(1)	830	1,075	(65)	830	1,010	1,840	352	2004	40.0
Brooklyn, New York	ENT133	—		3,277	—	(248)	587	2,442	3,029	—	2013	40.0
Centereach, New York	ENT134	—	(1)	442	571	(34)	442	537	979	187	2004	40.0
Cheektowaga, New York	ENT135	—	(1)	385	499	(8)	385	491	876	178	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Dewpew, New York	ENT136	—	(1)	350	453	(28)	350	425	775	148	2004	40.0
Melville, New York	ENT137	—	(1)	494	640	(39)	494	601	1,095	210	2004	40.0
Rochester, New York	ENT138	—	(1)	326	421	(25)	326	396	722	138	2004	40.0
Rochester, New York	ENT139	—	(1)	320	414	(7)	320	407	727	148	2004	40.0
Rochester, New York	ENT140	—	(1)	399	516	(8)	399	508	907	184	2004	40.0
Sayville, New York	ENT141	—	(1)	959	1,240	(20)	959	1,220	2,179	442	2004	40.0
Shirley, New York	ENT142	—	(1)	587	761	(46)	587	715	1,302	249	2004	40.0
Smithtown, New York	ENT143	—	(1)	521	675	(11)	521	664	1,185	241	2004	40.0
Syosset, New York	ENT144	—	(1)	711	920	(56)	711	864	1,575	301	2004	40.0
Syracuse, New York	ENT145	—	(1)	558	723	(12)	558	711	1,269	258	2004	40.0
Wantagh, New York	ENT146	—	(1)	747	967	(58)	747	909	1,656	317	2004	40.0
Webster, New York	ENT147	—	(1)	683	885	(15)	683	870	1,553	315	2004	40.0
West Babylon, New York	ENT148	—	(1)	1,492	1,933	(117)	1,492	1,816	3,308	633	2004	40.0
White Plains, New York	ENT149	—	(1)	1,471	1,904	(31)	1,471	1,873	3,344	679	2004	40.0
Asheville, North Carolina	ENT150	—	(1)	397	513	(31)	397	482	879	168	2004	40.0
Cary, North Carolina	ENT151	—	(1)	476	615	(10)	476	605	1,081	220	2004	40.0
Charlotte, North Carolina	ENT152	—	(1)	410	530	(8)	410	522	932	189	2004	40.0
Charlotte, North Carolina	ENT153	—	(1)	402	520	(9)	402	511	913	185	2004	40.0
Durham, North Carolina	ENT154	—	(1)	948	1,227	(75)	948	1,152	2,100	402	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Goldsboro, North Carolina	ENT155	—	(1)	259	336	(6)	259	330	589	120	2004	40.0
Greensboro, North Carolina	ENT156	—	(1)	349	452	(28)	349	424	773	148	2004	40.0
Greenville, North Carolina	ENT157	—	(1)	640	828	(50)	640	778	1,418	271	2004	40.0
Hickory, North Carolina	ENT158	—	(1)	409	531	(32)	409	499	908	174	2004	40.0
Matthews, North Carolina	ENT159	—	(1)	965	1,249	(21)	965	1,228	2,193	445	2004	40.0
Raleigh, North Carolina	ENT160	—	(1)	475	615	(37)	475	578	1,053	201	2004	40.0
Winston-Salem, North Carolina	ENT161	—	(1)	494	638	(10)	494	628	1,122	228	2004	40.0
Canton, Ohio	ENT162	—	(1)	434	562	(34)	434	528	962	184	2004	40.0
Columbus, Ohio	ENT163	—	(1)	967	1,252	(20)	967	1,232	2,199	446	2004	40.0
Grove City, Ohio	ENT164	—	(1)	281	365	(6)	281	359	640	130	2004	40.0
Medina, Ohio	ENT165	—	(1)	393	508	(30)	393	478	871	167	2004	40.0
N. Ridgeville, Ohio	ENT166	967		290	1,057	—	290	1,057	1,347	16	2018	40.0
Edmond, Oklahoma	ENT167	—	(1)	431	557	(9)	431	548	979	199	2004	40.0
Tulsa, Oklahoma	ENT168	—	(1)	954	1,235	(75)	954	1,160	2,114	405	2004	40.0
Salem, Oregon	ENT169	—	(1)	393	508	(8)	393	500	893	181	2004	40.0
Belle Vernon, Pennsylvania	ENT170	840		410	759	—	410	759	1,169	23	2018	40.0
Boothwyn, Pennsylvania	ENT171	—	(1)	407	527	(32)	407	495	902	173	2004	40.0
Croydon, Pennsylvania	ENT172	—	(1)	421	544	(33)	421	511	932	178	2004	40.0
Feasterville, Pennsylvania	ENT173	—	(1)	2,340	2,824	211	2,340	3,035	5,375	1,029	2017	40.0
Pittsburgh, Pennsylvania	ENT174	—	(1)	409	528	(8)	409	520	929	189	2004	40.0
Pittsburgh, Pennsylvania	ENT175	—	(1)	407	527	(8)	407	519	926	188	2004	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
San Juan, Puerto Rico	ENT176	—	(1)	950	1,230	(74)	950	1,156	2,106	403	2004	40.0
Cranston, Rhode Island	ENT177	—	(1)	850	1,100	(18)	850	1,082	1,932	392	2004	40.0
Greenville, South Carolina	ENT178	—	(1)	332	429	(26)	332	403	735	141	2004	40.0
Addison, Texas	ENT179	—	(1)	1,045	1,353	(82)	1,045	1,271	2,316	443	2004	40.0
Arlington, Texas	ENT180	—	(1)	593	767	(13)	593	754	1,347	273	2004	40.0
Conroe, Texas	ENT181	—	(1)	838	1,083	(17)	838	1,066	1,904	387	2004	40.0
Corpus Christi, Texas	ENT182	—	(1)	528	682	(11)	528	671	1,199	243	2004	40.0
Denton, Texas	ENT183	1,191		712	763	—	712	763	1,475	19	2018	40.0
Desota, Texas	ENT184	—	(1)	480	622	(10)	480	612	1,092	222	2004	40.0
Euless, Texas	ENT185	—	(1)	975	1,261	(21)	975	1,240	2,215	450	2004	40.0
Ft. Worth, Texas	ENT186	972		379	266	—	379	266	645	10	2018	40.0
Garland, Texas	ENT187	—	(1)	1,108	1,433	(23)	1,108	1,410	2,518	511	2004	40.0
Houston, Texas	ENT188	—	(1)	425	549	(89)	425	460	885	169	2004	40.0
Houston, Texas	ENT189	—	(1)	518	671	(40)	518	631	1,149	220	2004	40.0
Houston, Texas	ENT190	—	(1)	758	981	(59)	758	922	1,680	322	2004	40.0
Houston, Texas	ENT191	—	(1)	375	485	(8)	375	477	852	173	2004	40.0
Humble, Texas	ENT192	—	(1)	438	567	(9)	438	558	996	202	2004	40.0
Lewisville, Texas	ENT193	—	(1)	561	726	(44)	561	682	1,243	238	2004	40.0
Midland, Texas	ENT194	—	(1)	2,360	1,082	2,023	2,360	3,105	5,465	1,046	2017	40.0
Richardson, Texas	ENT195	—	(1)	753	976	(59)	753	917	1,670	320	2004	40.0
San Antonio, Texas	ENT196	—	(1)	521	675	(41)	521	634	1,155	221	2004	40.0
Stafford, Texas	ENT197	—	(1)	634	821	(13)	634	808	1,442	293	2004	40.0
Waco, Texas	ENT198	—	(1)	379	491	(8)	379	483	862	175	2004	40.0
Watauga, Texas	ENT199	2,164		1,073	2,274	—	1,073	2,274	3,347	48	2018	40.0
Webster, Texas	ENT200	—	(1)	592	766	(46)	592	720	1,312	251	2004	40.0
Annandale, Virginia	ENT201	—	(1)	3,767	7,075	—	3,767	7,075	10,842	20	2018	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Centreville, Virginia	ENT202	—	(1)	1,134	1,467	(89)	1,134	1,378	2,512	481	2004	40.0
Chesapeake, Virginia	ENT203	—	(1)	845	1,094	(66)	845	1,028	1,873	358	2004	40.0
Chesapeake, Virginia	ENT204	—	(1)	884	1,145	(19)	884	1,126	2,010	408	2004	40.0
Fredericksburg, Virginia	ENT205	—	(1)	953	1,233	(21)	953	1,212	2,165	440	2004	40.0
Grafton, Virginia	ENT206	—	(1)	487	632	(39)	487	593	1,080	207	2004	40.0
Lynchburg, Virginia	ENT207	—	(1)	425	550	(9)	425	541	966	196	2004	40.0
Mechanicsville, Virginia	ENT208	—	(1)	1,151	1,490	(24)	1,151	1,466	2,617	531	2004	40.0
Norfolk, Virginia	ENT209	—	(1)	546	707	(42)	546	665	1,211	232	2004	40.0
Richmond, Virginia	ENT210	—	(1)	819	1,061	(64)	819	997	1,816	348	2004	40.0
Richmond, Virginia	ENT211	—	(1)	958	1,240	(75)	958	1,165	2,123	406	2004	40.0
Virginia Beach, Virginia	ENT212	—	(1)	788	1,020	(17)	788	1,003	1,791	364	2004	40.0
Williamsburg, Virginia	ENT213	—	(1)	554	716	(12)	554	704	1,258	255	2004	40.0
Lynnwood, Washington	ENT214	2,173		1,608	4,010	—	1,608	4,010	5,618	90	2018	40.0
Quincy, Washington	ENT215	—	(1)	1,500	6,500	—	1,500	6,500	8,000	2,869	2003	40.0
Milwaukee, Wisconsin	ENT216	—	(1)	521	673	(39)	521	634	1,155	221	2004	40.0
Wauwatosa, Wisconsin	ENT217	—	(1)	793	1,025	(17)	793	1,008	1,801	366	2004	40.0
Subtotal		$110,854		$195,834	$372,225	$92,220	$193,127	$467,152	$660,279	$119,483
RETAIL:
Scottsdale, Arizona	RET001	—		2,625	4,875	2,825	2,625	7,700	10,325	2,141	2009	40.0
Scottsdale, Arizona	RET002	—		2,657	2,666	(106)	2,657	2,560	5,217	657	2011	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Colorado Springs, Colorado	RET003	—	(1)	2,631	279	5,195	2,607	5,498	8,105	1,582	2006	40.0
St. Augustine, Florida	RET004	—	(1)	3,950	—	10,285	3,908	10,327	14,235	3,152	2005	40.0
Honolulu, Hawaii	RET005	—		3,393	21,155	(8,671)	3,393	12,484	15,877	3,726	2009	40.0
Chicago, Illinois	RET006	—		14,934	29,675	(26,366)	5,126	13,117	18,243	—	2012	40.0
Chicago, Illinois	RET007	—	(1)	—	336	1,601	—	1,937	1,937	1,087	2010	40.0
Albuquerque, New Mexico	RET008	—	(1)	1,733	—	8,728	1,705	8,756	10,461	2,799	2005	40.0
Hamburg, New York	RET009	—	(1)	731	6,073	699	711	6,792	7,503	2,474	2005	40.0
Anthony, Texas	RET010	—	(1)	3,538	4,215	(187)	3,514	4,052	7,566	1,288	2005	40.0
Draper, Utah	RET011	—	(1)	3,502	—	5,975	3,502	5,975	9,477	1,804	2005	40.0
Subtotal		$—		$39,694	$69,274	$(22)	$29,748	$79,198	$108,946	$20,710
HOTEL:
Honolulu, Hawaii	HOT001	—		17,996	17,996	(31,160)	3,419	1,413	4,832	4,531	2009	40.0
Asbury Park, New Jersey	HOT002	—		3,815	40,194	3,459	3,815	43,653	47,468	4,594	2016	40.0
Subtotal		$—		$21,811	$58,190	$(27,701)	$7,234	$45,066	$52,300	$9,125
APARTMENT/RESIDENTIAL:
Mammoth, California	APA001	—		10,078	40,312	(50,009)	76	305	381	—	2007	0
Atlanta, Georgia	APA002	—		2,963	11,850	(1,728)	2,617	10,468	13,085	—	2010	0
Jersey City, New Jersey	APA003	—		36,405	64,719	(100,639)	174	311	485	—	2009	0
Philadelphia, Pennsylvania	APA004	—		15,890	29,510	(39,100)	2,205	4,095	6,300	—	2012	0
Subtotal		$—		$65,336	$146,391	$(191,476)	$5,072	$15,179	$20,251	$—
MIXED USE:
Riverside, California	MXU001	—		5,869	629	2	5,869	631	6,500	514	2010	40.0
Key West, Florida	MXU002	—		18,229	20,899	2,750	18,229	23,649	41,878	5,388	2014	40.0
Subtotal		$—		$24,098	$21,528	$2,752	$24,098	$24,280	$48,378	$5,902

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total		Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Total	$802,367	$1,039,661	$1,611,811	$59,040	$1,093,068	$1,617,444	$2,710,512	(4)	$318,724	(5)
_______________________________________________________________________________

(1)	Consists of properties pledged as collateral under the Company's secured credit facilities with a carrying value of $472.0 million.

(2)	Includes impairments and unit sales.

(3)	These properties have land improvements which have depreciable lives of 15 to 20 years.

(4)	The aggregate cost for Federal income tax purposes was approximately $3.16 billion at December 31, 2018.

(5)	Includes $8.6 million and $4.8 million relating to accumulated depreciation for land and development assets and real estate assets held for sale, respectively, as of December 31, 2018.

The following table reconciles real estate from January 1, 2016 to December 31, 2018:

	2018	2017	2016
Balance at January 1	$2,577,195	$2,997,351	$3,246,469
Improvements and additions	203,124	167,676	169,999
Acquisitions through foreclosure	4,600	—	40,583
Other acquisitions	762,207	5,164	30,618
Dispositions	(656,900)	(561,431)	(484,810)
Other	—	—	4,035
Impairments	(179,714)	(31,565)	(9,543)
Balance at December 31	$2,710,512	$2,577,195	$2,997,351
The following table reconciles accumulated depreciation from January 1, 2016 to December 31, 2018:

	2018	2017	2016
Balance at January 1	$(366,265)	$(426,982)	$(467,616)
Additions	(48,376)	(44,270)	(48,761)
Dispositions	95,917	104,987	89,395
Balance at December 31	$(318,724)	$(366,265)	$(426,982)

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2018
($ in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(2)(3)
Senior Mortgages:
Borrower A	Mixed Use/Mixed Collateral	LIBOR + 5.15%	LIBOR + 5.15%	July 2019	IO	$—	$107,196	$107,427
Borrower B	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	December 2019	IO	—	88,612	88,114
Borrower C	Hotel	LIBOR + 6%	LIBOR + 6%	July 2019	IO	—	84,000	84,959
Borrower D	Land	LIBOR + 6%	LIBOR + 6%	March 2021	IO	—	71,934	71,120
Borrower E	Office	LIBOR + 4%	LIBOR + 4%	August 2020	IO	—	31,039	31,017
Borrower F	Mixed Use/Mixed Collateral	LIBOR + 4.75%	LIBOR + 4.75%	July 2020	IO	—	30,833	30,432
Borrower G	Hotel	LIBOR + 6%	LIBOR + 6%	April 2019	IO	—	29,252	29,085
Borrower H	Apartment/Residential	LIBOR + 5.75%	LIBOR + 5.75%	March 2021	IO	—	27,274	27,019
Borrower I	Apartment/Residential	7.50%	7.50%	January 2024	IO	—	27,000	26,828
Senior mortgages individually <3%	Apartment/Residential, Retail, Mixed Use/Mixed Collateral, Office, Hotel, Land, Other	Fixed: 5% to 9.68% Variable: LIBOR + 3% to LIBOR + 7.50%	Fixed: 6% to 9.68% Variable: LIBOR + 3% to LIBOR + 7.50%	2019 to 2024			282,469	224,353
							779,609	720,354
Subordinate Mortgages:

Subordinate mortgages individually <3%	Hotel	Fixed: 6.8% to 14.0%	Fixed: 6.8% to 14%	2019 to 2057			10,485	10,161
							10,485	10,161
Total mortgages							$790,094	$730,515
_______________________________________________________________________________

(1)	IO = Interest only.

(2)	Amounts are presented net of asset-specific reserves of $40.4 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.

(3)	The carrying amount of mortgages approximated the federal income tax basis.

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate (Continued)
As of December 31, 2018
($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2016 to December 31, 2018(1):

	2018	2017	2016
Balance at January 1	$752,129	$915,905	$934,964
Additions:
New mortgage loans	381,133	265,966	25,893
Additions under existing mortgage loans	157,702	132,703	165,275
Other(2)	25,778	23,388	30,694
Deductions(3):
Collections of principal	(501,466)	(528,321)	(247,431)
Recovery of (provision for) loan losses	(45)	28	9,747
Transfers to real estate and equity investments	(84,684)	(57,505)	(3,177)
Amortization of premium	(32)	(35)	(60)
Balance at December 31	$730,515	$752,129	$915,905
______________________________________________________________

(1)	Balances represent the carrying value of loans, which are net of asset specific reserves.

(2)	Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.

(3)	Amounts are presented net of charge-offs of $1.2 million and $10.1 million for the years ended December 31, 2017 and 2016, respectively.

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
Based upon their evaluation as of December 31, 2018, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
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
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2018.
The Company's internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
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
Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2019 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2019 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2019 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2019 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2019 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

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

10.9	Security Agreement, dated as of June 23, 2016, made by the Company, and the other parties thereto in favor of J.P. Morgan Chase Bank, N.A., as administrative agent.(17)
10.11	Amended and Restated Credit Agreement dated as of September 27, 2017, among the Company, the other parties named therein and JPMorgan Chase Bank, N.A. as administrative agent.(18)
10.12	Third Amendment, dated as of June 28, 2018, to the Amended and Restated Credit Agreement referenced at Exhibit 10.8 (19)
10.13	Second Amendment, dated as of June 21, 2018, to the Amended and Restated Credit Agreement referenced at Exhibit 10.11 (19)
14.0	iStar Inc. Code of Conduct.(20)
16.1	Letter from PricewaterhouseCoopers, LLP, dated November 28, 2017. (20)
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
100*	XBRL-related documents
101	Interactive data file

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
(15)    Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.
(16)    Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.
(17)    Incorporated by reference from the Company's Current Report on Form 8-K filed on June 29, 2016.
(18)    Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 2, 2017.
(19)     Incorporated by reference from the Company's Current Report on Form 8-K filed on July 5, 2018.
(20)    Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

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

iStar Inc. Registrant
Date:	February 25, 2019	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iStar Inc. Registrant
Date:	February 25, 2019	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2019	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 25, 2019	/s/ CLIFFORD DE SOUZA
Clifford De Souza Director

Date:	February 25, 2019	/s/ ROBERT W. HOLMAN, JR.
Robert W. Holman, Jr. Director

Date:	February 25, 2019	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 25, 2019	/s/ DALE ANNE REISS
Dale Anne Reiss Director

Date:	February 25, 2019	/s/ BARRY W. RIDINGS
Barry W. Ridings Director