Form 10-Q
period 2019-03-31
ISTAR INC.
filed 2019-05-02
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of May 1, 2019, there were 64,693,932 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	March 31, 2019	December 31, 2018
ASSETS
Real estate
Real estate, at cost	$1,873,642	$2,076,333
Less: accumulated depreciation	(252,638)	(305,314)
Real estate, net	1,621,004	1,771,019
Real estate available and held for sale	253,336	22,551
Total real estate	1,874,340	1,793,570
Land and development, net	616,350	598,218
Loans receivable and other lending investments, net	894,846	988,224
Other investments	521,999	304,275
Cash and cash equivalents	315,407	931,751
Accrued interest and operating lease income receivable, net	11,723	10,669
Deferred operating lease income receivable, net	68,712	98,302
Deferred expenses and other assets, net	368,036	289,268
Total assets	$4,671,413	$5,014,277
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$332,358	$316,251
Liabilities associated with properties held for sale	234,267	2,341
Loan participations payable, net	25,021	22,484
Debt obligations, net	3,070,296	3,609,086
Total liabilities	3,661,942	3,950,162
Commitments and contingencies (refer to Note 11)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 13)	12	12
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 13)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 66,061 and 68,085 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	66	68
Additional paid-in capital	3,335,719	3,352,225
Accumulated deficit	(2,495,836)	(2,472,061)
Accumulated other comprehensive loss (refer to Note 13)	(29,594)	(17,270)
Total iStar Inc. shareholders' equity	810,371	862,978
Noncontrolling interests	199,100	201,137
Total equity	1,009,471	1,064,115
Total liabilities and equity	$4,671,413	$5,014,277
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Operating lease income	$58,915	$45,799
Interest income	20,375	26,697
Other income	14,813	15,320
Land development revenue	12,699	276,429
Total revenues	106,802	364,245
Costs and expenses:
Interest expense	46,577	45,182
Real estate expense	25,940	36,180
Land development cost of sales	14,449	223,407
Depreciation and amortization	15,668	11,110
General and administrative	21,099	28,814
Recovery of loan losses	(97)	(855)
Impairment of assets	3,851	4,100
Other expense	508	1,166
Total costs and expenses	127,995	349,104
Income from sales of real estate	9,407	17,048
Income (loss) from operations before earnings from equity method investments and other items	(11,786)	32,189
Loss on early extinguishment of debt, net	(468)	(372)
Earnings from equity method investments	5,309	3,332
Net income (loss) before income taxes	(6,945)	35,149
Income tax expense	(25)	(121)
Net income (loss)	(6,970)	35,028
Net (income) attributable to noncontrolling interests	(2,471)	(95)
Net income (loss) attributable to iStar Inc.	(9,441)	34,933
Preferred dividends	(8,124)	(8,124)
Net income (loss) allocable to common shareholders	$(17,565)	$26,809
Per common share data:
Net income (loss) allocable to common shareholders:
Basic	$(0.26)	$0.39
Diluted	$(0.26)	$0.35
Weighted average number of common shares:
Basic	67,747	67,913
Diluted	67,747	83,670

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$(6,970)	$35,028
Other comprehensive income (loss):
Impact from adoption of new accounting standards	—	276
Reclassification of losses on cash flow hedges into earnings upon realization(1)	7	9
Unrealized gains (losses) on available-for-sale securities	1,000	(971)
Unrealized gains (losses) on cash flow hedges	(15,012)	2,351
Unrealized losses on cumulative translation adjustment	—	(108)
Other comprehensive income (loss)	(14,005)	1,557
Comprehensive income (loss)	(20,975)	36,585
Comprehensive (income) attributable to noncontrolling interests	(790)	(95)
Comprehensive income (loss) attributable to iStar Inc.	$(21,765)	$36,490
_______________________________________________________________________________

(1)
Amount reclassified to "Interest expense" in the Company's consolidated statements of operations is $151 for the three months ended March 31, 2019. Amounts reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations are $(144) and $9 for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2019 and 2018
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$12	$4	$68	$3,352,225	$(2,472,061)	$(17,270)	$201,137	$1,064,115
Dividends declared—preferred	—	—	—	—	(8,124)	—	—	(8,124)
Dividends declared—common ($.09 per share)	—	—	—	—	(6,210)	—	—	(6,210)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2,661	—	—	428	3,089
Net loss	—	—	—	—	(9,441)	—	2,471	(6,970)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(12,324)	(1,681)	(14,005)
Repurchase of stock	—	—	(2)	(19,167)	—	—	—	(19,169)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,255)	(3,255)
Balance as of March 31, 2019	$12	$4	$66	$3,335,719	$(2,495,836)	$(29,594)	$199,100	$1,009,471

Balance as of December 31, 2017	$12	$4	$68	$3,352,665	$(2,470,564)	$(2,482)	$34,546	$914,249
Dividends declared—preferred	—	—	—	—	(8,124)	—	—	(8,124)
Issuance of stock/restricted stock unit amortization, net	—	—	1	5,888	—	—	—	5,889
Net income	—	—	—	—	34,933	—	95	35,028
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	1,281	—	1,281
Repurchase of stock	—	—	(1)	(8,303)	—	—	—	(8,304)
Contributions from noncontrolling interests	—	—	—	—	—	—	9	9
Impact from adoption of new accounting standards	—	—	—	—	75,593	276	—	75,869
Balance as of March 31, 2018	$12	$4	$68	$3,350,250	$(2,368,162)	$(925)	$34,650	$1,015,897
_______________________________________________________________________________

(1)	Refer to Note 13 for details on the Company's Preferred Stock.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(6,970)	$35,028
Adjustments to reconcile net income to cash flows from operating activities:
Recovery of loan losses	(97)	(855)
Impairment of assets	3,851	4,100
Depreciation and amortization	15,668	11,110
Stock-based compensation expense	4,249	9,091
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	3,616	3,943
Amortization of discounts/premiums and deferred interest on loans, net	(9,853)	(9,067)
Deferred interest on loans received	5,850	17,930
Earnings from equity method investments	(5,309)	(3,332)
Distributions from operations of other investments	1,389	3,101
Deferred operating lease income	(4,222)	(2,239)
Income from sales of real estate	(9,407)	(17,048)
Land development revenue in excess of cost of sales	1,750	(53,022)
Loss on early extinguishment of debt, net	468	372
Other operating activities, net	(181)	865
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(954)	617
Changes in deferred expenses and other assets, net	(1,512)	(2,016)
Changes in accounts payable, accrued expenses and other liabilities	(44,869)	(45,144)
Cash flows used in operating activities	(46,533)	(46,566)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(58,318)	(103,288)
Capital expenditures on real estate assets	(5,184)	(7,840)
Capital expenditures on land and development assets	(37,762)	(30,954)
Acquisitions of real estate assets	(109,663)	—
Repayments of and principal collections on loans receivable and other lending investments, net	157,915	114,525
Net proceeds from sales of real estate	58,529	48,469
Net proceeds from sales of land and development assets	11,455	130,304
Distributions from other investments	46,778	17,813
Contributions to and acquisition of interest in other investments	(260,297)	(43,391)
Other investing activities, net	(16,685)	491
Cash flows provided by (used in) investing activities	(213,232)	126,129
Cash flows from financing activities:
Borrowings from debt obligations	63,500	—
Repayments and repurchases of debt obligations	(379,797)	(349,658)
Preferred dividends paid	(8,124)	(8,124)
Common dividends paid	(6,127)	—
Repurchase of stock	(15,328)	(8,304)
Payments for deferred financing costs	—	(252)
Payments for withholding taxes upon vesting of stock-based compensation	(1,842)	(3,845)
Distributions to noncontrolling interests	(3,255)	—
Other financing activities, net	—	9
Cash flows used in financing activities	(350,973)	(370,174)
Effect of exchange rate changes on cash	8	22
Changes in cash, cash equivalents and restricted cash	(610,730)	(290,589)
Cash, cash equivalents and restricted cash at beginning of period	974,544	677,733
Cash, cash equivalents and restricted cash at end of period	$363,814	$387,144
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$2,502	$(17,117)
Accrued repurchase of stock	3,841	—
Contributions of land and development assets to equity method investments, net	4,073	—
Accounts payable for capital expenditures on real estate assets	—	338
Developer fee payable	—	28,831
Acquisitions of land and development assets through foreclosure	—	4,600
Financing provided on sales of land and development assets, net	—	142,639
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

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2019. The following table presents the assets and liabilities of the Company's consolidated VIEs as of March 31, 2019 and December 31, 2018 ($ in thousands):

	As of
	March 31, 2019	December 31, 2018
ASSETS
Real estate
Real estate, at cost	$848,059	$848,052
Less: accumulated depreciation	(19,736)	(15,365)
Real estate, net	828,323	832,687
Land and development, net	305,800	279,031
Other investments	68	72
Cash and cash equivalents	15,963	25,219
Accrued interest and operating lease income receivable, net	1,781	1,302
Deferred operating lease income receivable, net	10,639	8,972
Deferred expenses and other assets, net	142,177	167,324
Total assets	$1,304,751	$1,314,607
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$103,523	$106,907
Debt obligations, net	483,508	485,000
Total liabilities	587,031	591,907

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of March 31, 2019, the Company's maximum exposure to loss from these investments does not exceed the sum of the $70.4 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $30.8 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

The following paragraphs describe the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2019.

ASU 2016-02 and ASU 2018-11—Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02") required the recognition of right-of-use lease assets and lease liabilities by the Company as lessee for those leases classified as operating or finance leases, both measured at the present value of the lease payments, on its consolidated balance sheets. For operating lease arrangements as of December 31, 2018 for which the Company was the lessee, primarily under leases of office space and certain ground leases, and a finance lease the Company entered into during the three months ended March 31, 2019, the Company recorded operating lease right-of-use assets of $31.6 million and a finance lease right-of-use asset of $68.1 million in "Deferred expenses and other assets, net" and operating lease liabilities of $31.6 million and a finance lease liability of $68.1 million in "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheets (refer to Significant Accounting Policies below). The accounting applied by the Company as a lessor is generally unchanged from that applied under previous GAAP.

Management elected the practical expedient package that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. In addition, the Company elected to not record on its consolidated balance sheets leases whose term is less than 12 months at lease inception.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

ASU 2018-11, Leases amended ASU 2016-02 so that: (i) entities could elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption; and (ii) provided lessors with a practical expedient to not separate non-lease components from the associated lease component of the contractual payments if certain conditions are met. Management elected both of these provisions.

ASU 2018-16—ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes was issued in October 2018 and expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. The adoption of ASU 2018-16 did not have a material impact on the Company's consolidated financial statements.
Significant Accounting Policies

Restricted cash—The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$315,407	$931,751	$366,723	$657,688
Restricted cash included in deferred expenses and other assets, net(1)	48,407	42,793	20,421	20,045
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$363,814	$974,544	$387,144	$677,733
_______________________________________________________________________________

(1)	Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, loans, leasing, land development, sale and derivative transactions.

Deferred expenses and other assets and accounts payable, accrued expenses and other liabilities—Effective January 1, 2019 with the adoption of ASU 2016-02, the Company, as lessee, records right-of-use lease assets in "Deferred expenses and other assets" and lease liabilities in "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheets for operating and finance leases, both measured at the present value of the lease payments. Some of the Company's lease agreements include extension options, which are not included in the lease payments unless the extensions are reasonably certain to be exercised.
For operating leases, the Company recognizes a single lease cost for office leases in "General and administrative" and a single lease cost for ground leases in "Real estate expense" in the consolidated statements of operations, calculated so that the cost of the lease is allocated generally on a straight-line basis over the term of the lease, and classifies all cash payments within operating activities in the consolidated statements of cash flows. For finance leases, the Company recognizes amortization of the right-of-use assets on a straight-line basis over the term of the lease in "Depreciation and amortization" and interest expense on the lease liability using the effective interest method in "Interest expense" in the consolidated statements of operations. Repayments of the principal portion of the finance lease liability are classified within financing activities in the consolidated statements of cash flows and payments of interest on a finance lease liability are classified within operating activities in the consolidated statement of cash flows.

For the remainder of the Company's significant accounting policies, refer to the Company's 2018 Annual Report.

New Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company currently records a general reserve that covers performing loans and reserves for loan losses are recorded when: (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio; and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. The Company estimates loss rates based on historical realized losses experienced

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

within its portfolio and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management is currently evaluating the impact from ASU 2016-13 on the Company's consolidated financial statements.
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease	Operating Properties	Total
As of March 31, 2019
Land, at cost	$302,199	$105,771	$407,970
Buildings and improvements, at cost	1,389,332	76,340	1,465,672
Less: accumulated depreciation	(241,686)	(10,952)	(252,638)
Real estate, net	1,449,845	171,159	1,621,004
Real estate available and held for sale (1)	219,184	34,152	253,336
Total real estate	$1,669,029	$205,311	$1,874,340
As of December 31, 2018
Land, at cost	$336,740	$133,599	$470,339
Buildings and improvements, at cost	1,487,270	118,724	1,605,994
Less: accumulated depreciation	(287,516)	(17,798)	(305,314)
Real estate, net	1,536,494	234,525	1,771,019
Real estate available and held for sale (1)	1,055	21,496	22,551
Total real estate	$1,537,549	$256,021	$1,793,570
_______________________________________________________________________________

(1)	As of March 31, 2019 and December 31, 2018, the Company had $16.1 million and $20.6 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Acquisitions—During the three months ended March 31, 2019, the Company acquired a net lease asset for $11.5 million and acquired the leasehold interest in another net lease asset for $98.2 million, inclusive of closing costs, and simultaneously entered into a new 98-year Ground Lease with SAFE (refer to Note 7).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dispositions—The following table presents the net proceeds and income recognized for properties sold, by property type ($ in millions):

	Three Months Ended March 31,
	2019	2018
Operating Properties
Proceeds	$58.5	$41.9
Income from sales of real estate	9.4	16.6

Net Lease
Proceeds	$—	$2.3
Income from sales of real estate	—	0.4

Total
Proceeds	$58.5	$44.2
Income from sales of real estate	9.4	17.0

Real Estate Available and Held for Sale—During the three months ended March 31, 2019, the Company transferred a portfolio of net lease assets with an aggregate carrying value of $218.1 million and associated liabilities to held for sale due to an executed contract with a third party. In addition, the Company transferred a commercial operating property with a carrying value of $16.2 million to held for sale based on an executed purchase and sale agreement.

Impairments—During the three months ended March 31, 2019, the Company recorded an impairment of $3.2 million on a commercial operating property based on an executed purchase and sale agreement and recorded $0.7 million of impairments in connection with the sale of residential condominium units. During the three months ended March 31, 2018, the Company recorded an impairment of $4.1 million on a real estate asset held for sale due to contracts to sell the remaining four condominium units at the property.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.4 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts related to real estate tenant receivables was $1.1 million and $1.5 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.3 million and $1.8 million as of March 31, 2019 and December 31, 2018, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.
Note 5—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	March 31,	December 31,
	2019	2018
Land and land development, at cost	$625,228	$606,849
Less: accumulated depreciation	(8,878)	(8,631)
Total land and development, net	$616,350	$598,218

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Acquisitions—During the three months ended March 31, 2018, the Company acquired, via foreclosure, title to a land asset which had a total fair value of $4.6 million and had previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

Dispositions—During the three months ended March 31, 2019 and 2018, the Company sold land parcels and residential lots and units and recognized land development revenue of $12.7 million and $276.4 million, respectively. In connection with the sale of two land parcels totaling 93 acres during the three months ended March 31, 2018, the Company provided an aggregate $145.0 million of financing to the buyers. $81.2 million was repaid in the second quarter 2018. During the three months ended March 31, 2019 and 2018, the Company recognized land development cost of sales of $14.4 million and $223.4 million, respectively, from its land and development portfolio.

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	March 31, 2019	December 31, 2018
Senior mortgages	$690,860	$760,749
Corporate/Partnership loans	143,426	148,583
Subordinate mortgages	10,338	10,161
Total gross carrying value of loans	844,624	919,493
Reserves for loan losses	(53,298)	(53,395)
Total loans receivable, net	791,326	866,098
Other lending investments—securities	103,520	122,126
Total loans receivable and other lending investments, net	$894,846	$988,224

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2019	2018
Reserve for loan losses at beginning of period	$53,395	$78,489
Recovery of loan losses	(97)	(855)
Charge-offs	—	(8,168)
Reserve for loan losses at end of period	$53,298	$69,466

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of March 31, 2019
Loans	$66,500	$783,334	$849,834
Less: Reserve for loan losses	(40,888)	(12,410)	(53,298)
Total(3)	$25,612	$770,924	$796,536
As of December 31, 2018
Loans	$66,725	$857,662	$924,387
Less: Reserve for loan losses	(40,395)	(13,000)	(53,395)
Total(3)	$26,330	$844,662	$870,992
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.5 million and $0.5 million as of March 31, 2019 and December 31, 2018, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status; therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $2.5 million and $3.1 million as of March 31, 2019 and December 31, 2018, respectively.

(3)
The Company's recorded investment in loans as of March 31, 2019 and December 31, 2018, including accrued interest of $5.2 million and $4.9 million, respectively, is included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the total amounts exclude $103.5 million and $122.1 million, respectively, of securities that are evaluated for impairment under ASC 320.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of March 31, 2019		As of December 31, 2018
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$628,408	2.81	$697,807	2.76
Corporate/Partnership loans	144,556	2.89	149,663	2.84
Subordinate mortgages	10,370	3.00	10,192	3.00
Total	$783,334	2.83	$857,662	2.77

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of March 31, 2019
Senior mortgages	$634,408	$—	$60,500	$60,500	$694,908
Corporate/Partnership loans	144,556	—	—	—	144,556
Subordinate mortgages	10,370	—	—	—	10,370
Total	$789,334	$—	$60,500	$60,500	$849,834
As of December 31, 2018
Senior mortgages	$703,807	$—	$60,725	$60,725	$764,532
Corporate/Partnership loans	149,663	—	—	—	149,663
Subordinate mortgages	10,192	—	—	—	10,192
Total	$863,662	$—	$60,725	$60,725	$924,387
_______________________________________________________________________________

(1)
As of March 31, 2019, the Company had two loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 4.0 to 10.0 years outstanding. As of December 31, 2018, the Company had two loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 4.0 to 9.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, was as follows ($ in thousands)(1):

	As of March 31, 2019			As of December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$66,500	$66,461	$(40,888)	$66,725	$66,777	$(40,395)
Total	$66,500	$66,461	$(40,888)	$66,725	$66,777	$(40,395)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Subordinate mortgages	$—	$—	$—	$92
Subtotal	—	—	—	92
With an allowance recorded:
Senior mortgages	66,612	—	74,390	—
Corporate/Partnership loans	—	—	156,605	—
Subtotal	66,612	—	230,995	—
Total:
Senior mortgages	66,612	—	74,390	—
Corporate/Partnership loans	—	—	156,605	—
Subordinate mortgages	—	—	—	92
Total	$66,612	$—	$230,995	$92

Securities—Other lending investments—securities include the following ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of March 31, 2019
Available-for-Sale Securities
Municipal debt securities	$21,140	$21,140	$1,475	$22,615	$22,615
Held-to-Maturity Securities
Debt securities	100,000	80,905	—	80,905	80,905
Total	$121,140	$102,045	$1,475	$103,520	$103,520
As of December 31, 2018
Available-for-Sale Securities
Municipal debt securities	$21,185	$21,185	$476	$21,661	$21,661
Held-to-Maturity Securities
Debt securities	120,866	100,465	7	100,472	100,465
Total	$142,051	$121,650	$483	$122,133	$122,126

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2019, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	80,905	80,905	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	21,140	22,615
Total	$80,905	$80,905	$21,140	$22,615

Note 7—Other Investments

The Company's other investments and its proportionate share of earnings from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended March 31,
	March 31, 2019	December 31, 2018	2019	2018
Real estate equity investments
Safehold Inc. ("SAFE")	$402,052	$149,589	$7,316	$1,472
iStar Net Lease II LLC ("Net Lease Venture II")	5,630	16,215	(86)	—
iStar Net Lease I LLC ("Net Lease Venture")(1)	—	—	—	2,084
Other real estate equity investments	107,090	130,955	(2,123)	270
Subtotal	514,772	296,759	5,107	3,826
Other strategic investments	7,227	7,516	202	(494)
Total	$521,999	$304,275	$5,309	$3,332
____________________________________________________________

(1)	The Company consolidated the assets and liabilities of the Net Lease Venture on June 30, 2018 (refer to Net Lease Venture below).

Safehold Inc.—Safehold Inc. ("SAFE"), formerly known as Safety, Income & Growth Inc., is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). As of March 31, 2019, the Company owned approximately 42.4% of SAFE's common stock outstanding.
On January 2, 2019, the Company purchased 12,500,000 newly designated limited partnership units (the "Investor Units") in SAFE's operating partnership ("SAFE OP"), at a purchase price of $20.00 per unit, for a total purchase price of $250.0 million. The purpose of the investment was to allow SAFE to fund additional Ground Lease acquisitions and originations.

The Investor Units have the following features:

•	the right to receive equivalent distributions per unit to those paid on one share of SAFE common stock;

•	no voting rights;

•	non-transferable prior to June 30, 2019;

•	no automatic conversion or exchange rights; and

•	limited protective consent rights.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

SAFE has agreed to seek stockholder approval to exchange the Investor Units for shares of SAFE common stock, on a one-for-one basis.
The Investor Units represent an approximate 40.6% fully diluted economic interest in SAFE. After giving effect to the issuance of the Investor Units, the Company's aggregate fully diluted economic interest in SAFE (including the shares of SAFE common stock and Investor Units owned by the Company) is approximately 65.8%; however, the Company's voting power in SAFE will remain capped at 41.9%, as a result of the limitations described below.
In connection with the Company's purchase of the Investor Units, it entered into a Stockholder's Agreement with SAFE on January 2, 2019. The Stockholder's Agreement:

•	limits the Company's discretionary voting power to 41.9% of the outstanding voting power of SAFE's common stock until its aggregate ownership of SAFE common stock is less than 41.9%;

•	requires the Company to cast all of its voting power in favor of three director nominees to SAFE's board who are independent of each of the Company and SAFE for three years;

•	subjects the Company to certain standstill provisions for two years;

•	restricts the Company's ability to transfer shares of SAFE common stock issued in exchange for Investor Units, or "Exchange Shares," for one year after their issuance;

•
prohibits the Company from transferring shares of SAFE common stock representing more than 20% of the outstanding SAFE common stock in one transaction or a series of related transactions to any person or group, other than pursuant to a widely distributed public offering, unless SAFE's other stockholders have participation rights in the transaction; and

•	provides the Company certain preemptive rights.

A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee. Following are the key terms of the management agreement:

•	The Company received no management fee through June 30, 2018, which covered the first year of the management agreement;

•
The Company receives a fee equal to 1.0% of total SAFE equity (as defined in the management agreement) up to $1.5 billion; 1.25% of total SAFE equity (for incremental equity of $1.5 billion - $3.0 billion); 1.375% of total SAFE equity (for incremental equity of $3.0 billion - $5.0 billion); and 1.5% of total SAFE equity (for incremental equity over $5.0 billion);

•	Fee to be paid in cash or in shares of SAFE common stock, at the discretion of SAFE's independent directors;

•	The stock is locked up for two years, subject to certain restrictions;

•	There is no additional performance or incentive fee;

•	From January 1, 2019 through June 30, 2022, the management agreement is non-terminable by SAFE except for cause; and

•
Automatic annual renewals thereafter, subject to non-renewal upon certain findings by SAFE's independent directors and payment of termination fee equal to three times the prior year's management fee, subject to SAFE having raised $820 million of total equity since inception.

During the three months ended March 31, 2019, the Company recorded $1.5 million of management fees and during the three months ended March 31, 2018, the Company waived $0.9 million of management fees pursuant to its management agreement with SAFE.
The Company is also entitled to receive expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company waived certain of the expense reimbursements through June 30, 2018. For the three months ended March 31, 2019, the Company was reimbursed $0.5 million of expense reimbursements. For the three months ended March 31, 2018, the Company waived $0.4 million of expense reimbursements pursuant to its management agreement with SAFE.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Following is a list of investments that the Company has transacted with SAFE for the periods presented:
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the renovation of a medical office building in Atlanta, GA. As of March 31, 2019, $18.0 million of the loan was funded. During the three months ended March 31, 2019 and 2018, the Company recorded $0.5 million and $0.2 million of interest income, respectively, on the loan. The transaction was approved by the Company's and SAFE's independent directors.
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of Great Oaks Multifamily, a to-be-built 301-unit community within the Great Oaks Master Plan of San Jose, CA. The transaction includes a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded as of March 31, 2019; and (ii) a $80.5 million leasehold first mortgage. The Company entered into a forward purchase contract with SAFE under which SAFE would acquire the Ground Lease in November 2020 for approximately $34.0 million. The forward purchase contract was approved by the Company's and SAFE's independent directors.
In May 2018, the Company provided a $19.9 million leasehold mortgage loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the acquisition of 100 and 200 Glenridge Point, two multi-tenant office buildings in Atlanta, GA. During the three months ended March 31, 2019, the Company recorded $0.6 million of interest income on the loan. The transaction was approved by the Company's and SAFE's independent directors.
In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the conversion of an office building into a multi-family property in Washington, DC. As of March 31, 2019, $11.9 million of the loan was funded. During the three months ended March 31, 2019, the Company recorded $0.2 million of interest income on the loan. The transaction was approved by the Company's and SAFE's independent directors.
In February 2019, the Company acquired the leasehold interest in a net lease property and simultaneously entered into a new 98-year Ground Lease with SAFE (refer to Note 4). The transaction was approved by the Company's and SAFE's independent directors.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form the Net Lease Venture to acquire and develop net lease assets and gave a right of first offer to the venture on all new net lease investments. The Company and its partner had joint decision making rights pertaining to the acquisition of new investments. Upon the expiration of the investment period on June 30, 2018, the Company obtained control of the venture through its unilateral rights of management and disposition of the assets. As a result, the expiration of the investment period resulted in a reconsideration event under GAAP and the Company determined that the Net Lease Venture is a VIE for which the Company is the primary beneficiary. Effective June 30, 2018, the Company consolidated the Net Lease Venture as an asset acquisition under ASC 810. The Company recorded a gain of $67.9 million in "Gain on consolidation of equity method investment" in the Company's consolidated statement of operations as a result of the consolidation. The Net Lease Venture had previously been accounted for as an equity method investment. The Company has an equity interest in the Net Lease Venture of approximately 51.9% and recorded a $188.3 million increase to "Noncontrolling interests." The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a management fee and incentive fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any incentive fee received based on the 47.5% partner's interest.
During the three months ended March 31, 2018, the Company recorded $0.6 million of management fees from the Net Lease Venture. The management fees are included in "Other income" in the Company's consolidated statements of operations. Beginning after the Company's consolidation of the Net Lease Venture on June 30, 2018 and after the effect of eliminations, the Company earned $0.4 million of management fees during the three months ended March 31, 2019 with respect to services provided to other investors in the Net Lease Venture, which was recorded as a reduction to "Net income attributable to noncontrolling interests" in the Company's consolidated statements of operations.

Net Lease Venture II—In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. The Company has an equity interest in the new venture of approximately 51.9%, which will be accounted for as an equity method investment, and is responsible for managing the venture in exchange for

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

a management fee and incentive fee. During the three months ended March 31, 2019, the Company recorded $0.4 million of management fees from the Net Lease Venture II.

In December 2018, Net Lease Venture II acquired four buildings comprising 168,636 square feet (the "Properties") located in Livermore, CA. Net Lease Venture II acquired the Properties for $31.2 million which are 100% leased with four separate leases that expire in December 2028.
Other real estate equity investments—As of March 31, 2019, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 16.0% to 95.0%, comprised of investments of $62.4 million in operating properties and $44.7 million in land assets. As of December 31, 2018, the Company's other real estate equity investments included $65.6 million in operating properties and $65.3 million in land assets.
In August 2018, the Company provided a mezzanine loan with a principal balance of $31.2 million and $30.5 million as of March 31, 2019 and December 31, 2018, respectively, to an unconsolidated entity in which the Company owns a 50% equity interest. As of March 31, 2019 and December 31, 2018, the loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the three months ended March 31, 2019, the Company recorded $0.7 million of interest income on the mezzanine loan.

In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owns a 50.0% equity interest. The Company provided financing to the entity in the form of a $27.0 million senior loan, all of which was funded as of March 31, 2019 and December 31, 2018 and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. During the three months ended March 31, 2019 and 2018, the Company recorded $0.5 million and $0.5 million of interest income, respectively, on the senior loan.

Other strategic investments—As of March 31, 2019 and December 31, 2018, the Company also had investments in real estate related funds and other strategic investments in real estate entities.
Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments, which were significant subsidiaries for the three months ended March, 31, 2019 and 2018 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent Entities
For the Three Months Ended March 31, 2019
SAFE	$21,820	$(10,683)	$6,619

For the Three Months Ended March 31, 2018
SAFE	$11,693	$(7,950)	$3,720

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2019	December 31, 2018
Intangible assets, net(1)	$170,701	$156,281
Restricted cash	48,407	42,793
Finance lease right-of-use assets(2)	68,005	—
Operating lease right-of-use assets(2)	30,294	—
Other assets(3)	22,120	32,333
Other receivables(4)	19,635	46,887
Leasing costs, net(5)	4,621	6,224
Corporate furniture, fixtures and equipment, net(6)	3,549	3,850
Deferred financing fees, net	704	900
Deferred expenses and other assets, net	$368,036	$289,268
_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $29.6 million and $27.0 million as of March 31, 2019 and December 31, 2018, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.6 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $2.2 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)
Right-of-use lease assets relate primarily to the Company's leases of office space and certain of its ground leases. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company's weighted average incremental secured borrowing rate for similar collateral estimated to be 5.6% and the weighted average lease term is 9.7 years. For finance leases, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.7% and the weighted average lease term is 98 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in "Depreciation and amortization" in the Company's consolidated statements of operations. During the three months ended March 31, 2019, the Company recognized $0.4 million in "Interest expense" and $0.1 million in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. Right-of-use assets for operating leases are amortized on a straight-line basis over the term of the lease and are recorded in "General and administrative" and "Real estate expense" in the Company's consolidated statements of operations (refer to Note 3). During the three months ended March 31, 2019, the Company recognized $0.9 million in "General and administrative" and $1.1 million in "Real estate expense" in its consolidated statement of operations relating to operating leases.

(3)	Other assets primarily includes derivative assets, prepaid expenses and deposits for certain real estate assets.

(4)
As of December 31, 2018, includes $26.0 million of reimbursements receivable related to the construction and development of an operating property that was received during the three months ended March 31, 2019.

(5)	Accumulated amortization of leasing costs was $3.0 million and $4.4 million as of March 31, 2019 and December 31, 2018, respectively.

(6)	Accumulated depreciation on corporate furniture, fixtures and equipment was $12.2 million and $11.9 million as of March 31, 2019 and December 31, 2018, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2019	December 31, 2018
Other liabilities(1)	$90,682	143,325
Accrued expenses	71,305	95,149
Finance lease liabilities	68,184	—
Intangible liabilities, net(2)	48,925	35,108
Operating lease liabilities	30,294	—
Accrued interest payable	22,968	42,669
Accounts payable, accrued expenses and other liabilities	$332,358	$316,251
_______________________________________________________________________________

(1)
As of March 31, 2019 and December 31, 2018, other liabilities includes $18.6 million and $18.5 million, respectively, related to profit sharing arrangements with developers for certain properties sold. As of March 31, 2019 and December 31, 2018, other liabilities also includes $9.3 million and $9.4 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(2)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $3.3 million and $2.8 million as of March 31, 2019 and December 31, 2018, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.5 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Note 9—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	March 31, 2019	December 31, 2018
Loan participations payable(1)	$25,145	$22,642
Debt discounts and deferred financing costs, net	(124)	(158)
Total loan participations payable, net	$25,021	$22,484
_______________________________________________________________________________

(1)	As of March 31, 2019 and December 31, 2018, the Company had one loan participation payable with an interest rate of 7.0%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the corresponding loan receivable balances were $25.1 million and $22.5 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	March 31, 2019	December 31, 2018
Secured credit facilities and mortgages:
2015 $325 million Revolving Credit Facility	$—	$—	LIBOR + 2.50%	(1)	September 2020
2016 Senior Term Loan	645,125	646,750	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	634,695	802,367	3.62% - 7.26%	(3)
Total secured credit facilities and mortgages	1,279,820	1,449,117
Unsecured notes:
5.00% senior notes(4)	—	375,000	5.00%		—
4.625% senior notes(5)	400,000	400,000	4.625%		September 2020
6.50% senior notes(6)	275,000	275,000	6.50%		July 2021
6.00% senior notes(7)	375,000	375,000	6.00%		April 2022
5.25% senior notes(8)	400,000	400,000	5.25%		September 2022
3.125% senior convertible notes(9)	287,500	287,500	3.125%		September 2022
Total unsecured notes	1,737,500	2,112,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,117,320	3,661,617
Debt discounts and deferred financing costs, net	(47,024)	(52,531)
Total debt obligations, net(10)	$3,070,296	$3,609,086
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

(3)
As of March 31, 2019, a non-recourse mortgage associated with a net lease asset was reclassified to “Liabilities associated with properties held for sale” (refer to Note 4). As of March 31, 2019, the weighted average interest rate of these loans is 4.4%, inclusive of the effect of interest rate swaps.

(4)	The Company prepaid these senior notes in March 2019 without penalty.

(5)	The Company can prepay these senior notes without penalty beginning June 15, 2020.

(6)	The Company can prepay these senior notes without penalty beginning July 1, 2020.

(7)	The Company can prepay these senior notes without penalty beginning April 1, 2021.

(8)	The Company can prepay these senior notes without penalty beginning September 15, 2021.

(9)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of March 31, 2019 was 66.1052 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $15.13 per share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance in September 2017, the Company valued the debt component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the debt component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of March 31, 2019, the carrying value of the 3.125% Convertible Notes was $264.1 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $19.3 million, net of fees. During the three months ended March 31, 2019 and 2018, the Company recognized $2.2 million and $2.2 million, respectively, of contractual interest and $1.2 million and $1.2 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate was 5.2%.

(10)	The Company capitalized interest relating to development activities of $3.0 million and $2.4 million during the three months ended March 31, 2019 and 2018, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2019, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2019 (remaining nine months)	$—	$116	$116
2020	400,000	—	400,000
2021	275,000	161,213	436,213
2022	1,062,500	48,698	1,111,198
2023	—	645,125	645,125
Thereafter	100,000	424,668	524,668
Total principal maturities	1,837,500	1,279,820	3,117,320
Unamortized discounts and deferred financing costs, net	(37,818)	(9,206)	(47,024)
Total debt obligations, net	$1,799,682	$1,270,614	$3,070,296

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
During the three months ended March 31, 2018, repayments of the 2016 Senior Term Loan resulted in losses on early extinguishment of debt of $0.4 million.
2015 Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). In September 2017, the Company upsized the 2015 Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. This facility is secured by a pledge of the equity interest in a pool of assets which provide asset value coverage for borrowings under the facility. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.30% to 0.50%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021. As of March 31, 2019, based on the Company's borrowing base of assets, the Company had $325.0 million of borrowing capacity available under the 2015 Revolving Credit Facility.
Unsecured Notes—In March 2019, the Company repaid in full the 5.00% senior unsecured notes due July 2019. During the three months ended March 31, 2019, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.5 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Collateral Assets—The carrying value of the Company's assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	March 31, 2019		December 31, 2018
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,533,390	$87,614	$1,620,008	$151,011
Real estate available and held for sale	219,184	34,152	1,055	21,496
Land and development, net	42,300	574,050	12,300	585,918
Loans receivable and other lending investments, net(2)(3)	431,189	450,988	498,524	480,154
Other investments	—	521,999	—	304,275
Cash and other assets	6,601	757,277	—	1,329,990
Total	$2,232,664	$2,426,080	$2,131,887	$2,872,844
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of March 31, 2019, Collateral Assets includes $406.2 million carrying value of assets held by entities pledged as collateral for the $325.0 million 2015 Revolving Credit Facility that is undrawn as of March 31, 2019.

(2)	As of March 31, 2019 and December 31, 2018, the amounts presented exclude general reserves for loan losses of $12.4 million and $13.0 million, respectively.

(3)	As of March 31, 2019 and December 31, 2018, the amounts presented exclude loan participations of $25.1 million and $22.5 million, respectively.

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

As of March 31, 2019, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$385,215	$9,543	$—	$394,758
Strategic Investments	—	—	33,304	33,304
Total	$385,215	$9,543	$33,304	$428,062
_______________________________________________________________________________

(1)	Excludes $24.9 million of commitments on loan participations sold that are not the obligation of the Company.
Other Commitments—Future minimum lease obligations under operating and finance leases are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2019	$4,165	$2,181
2020	3,841	2,633
2021	1,468	2,686
2022	869	2,740
2023	728	2,794
Thereafter	2,074	759,082
_______________________________________________________________________________

(1)
Operating lease obligations for 2019 are as of January 1, 2019 and finance lease obligations are as of lease inception (refer to Note 4). During the three months ended March 31, 2019, the Company made payments of $1.1 million and $0.2 million, respectively, related to its operating and finance leases.

(2)
The Company is obligated to pay ground rent under certain operating leases; however, the Company's tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 ($ in thousands)(1):

	Derivative Assets		Derivative Liabilities
As of March 31, 2019	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$2,279	Accounts payable, accrued expenses and other liabilities	$14,297
Total		$2,279		$14,297

	Derivative Assets		Derivative Liabilities
As of December 31, 2018	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$3,669	Accounts payable, accrued expenses and other liabilities	$10,244
Total		$3,669		$10,244
_________________________________________________________

(1)
Over the next 12 months, the Company expects that $2.8 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a reduction to interest expense. As of March 31, 2019 and December 31, 2018, the Company posted cash collateral of $10.7 million and $6.4 million, respectively, in connection with its derivatives which were in a liability position and would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended March 31, 2019
Interest rate swaps	Earnings from equity method investments	$(7,190)	$144
Interest rate swaps	Interest expense	(7,822)	(151)

For the Three Months Ended March 31, 2018
Interest rate swaps	Earnings from equity method investments	2,351	(9)
Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of March 31, 2019 and December 31, 2018:

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

(2)
The Company declared and paid dividends of $2.0 million, $1.5 million and $2.3 million on its Series D, G and I Cumulative Redeemable Preferred Stock during the three months ended March 31, 2019 and 2018, respectively. The Company declared and paid dividends of $2.3 million on its Series J Convertible Perpetual Preferred Stock during the three months ended March 31, 2019 and 2018. The Company redeemed all of its issued and outstanding Series E and F Cumulative Redeemable Preferred Stock in October 2017. The character of the 2018 dividends was 100% capital gain distribution, of which 26.02% represented unrecaptured section 1250 gain and 73.98% represented long term capital gain. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

(4)
Each share of the Series J Preferred Stock is convertible at the holder's option at any time into shares of the Company's common stock. The Company may, at its option, redeem the Series J Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $50.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. The conversion rate as of March 31, 2019 was 4.0149 shares of the Company's common stock (equal to a conversion price of approximately $12.45 per share). The conversion rate is subject to adjustment from time to time for specified events.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2017, the Company had $582.4 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2029 and will fully expire in 2036 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Term Loan and the 2015 Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared and paid common stock dividends of $6.2 million and $6.1 million, respectively, or $0.09 per share, for the three months ended March 31, 2019. The Company did not declare or pay any common stock dividends for the three months ended March 31, 2018.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2019, the Company repurchased 2.3 million shares of its outstanding common stock for $19.2 million, for an average cost of $8.46 per share. During the three months ended March 31, 2018, the Company repurchased 0.8 million shares of its outstanding common stock for $8.3 million, for an average cost of $10.22 per share. As of March 31, 2019, the Company had remaining authorization to repurchase up to $22.6 million of common stock under its stock repurchase program.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March 31, 2019	December 31, 2018
Unrealized gains on available-for-sale securities	$1,476	$475
Unrealized losses on cash flow hedges	(26,871)	(13,546)
Unrealized losses on cumulative translation adjustment	(4,199)	(4,199)
Accumulated other comprehensive loss	$(29,594)	$(17,270)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $4.2 million and $9.1 million for the three months ended March 31, 2019 and 2018, respectively, in "General and administrative" in the Company's consolidated statements of operations.
Performance Incentive Plans—The Company's Performance Incentive Plans ("iPIP") are designed to provide, primarily to senior executives and select professionals engaged in the Company's investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plans. Awards vest over six years, with 40% being vested at the end of the second year and 15% each year thereafter.
2019-2020 iPIP Plan—The Company's 2019-2020 iPIP plan is an equity-classified award which is measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" in the Company's consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2020 iPIP plan will be held by a consolidated subsidiary of the Company that has two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the three months ended March 31, 2019, the Company recorded $0.4 million of expense related to the 2019-2020 iPIP plan. Distributions on the class B units will be 50% in cash and 50% in shares of the Company's common stock.
2013-2018 iPIP Plans—The remainder of the Company's iPIP plans, as shown in the table below, are liability-classified awards and are remeasured each reporting period at fair value until the awards are settled. Certain employees will be granted

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

awards that entitle employees to receive the residual cash flows from the investments in the plans after the Company has received a specified return on its invested capital and a return of its invested capital. Awards are also subject to reductions under a TSR adjustment. The fair value of awards is determined using a model that forecasts the Company's projected investment performance. Settlement of the awards will be 50% in cash and 50% in shares of the Company's common stock.
The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the three months ended March 31, 2019 and the year ended December 31, 2018.

	Three Months Ended March 31, 2019			Year Ended December 31, 2018
	iPIP Investment Pool			iPIP Investment Pool
	2013-2014	2015-2016	2017-2018	2013-2014	2015-2016	2017-2018
Points at beginning of period	85.77	79.41	82.43	86.57	84.16	40.97
Granted	—	—	—	0.50	—	49.33
Forfeited	—	(0.82)	(1.03)	(1.3)	(4.75)	(7.87)
Points at end of period	85.77	78.59	81.40	85.77	79.41	82.43
During the three months ended March 31, 2019, the Company made distributions to participants in the 2013-2014 investment pool. The iPIP participants received total distributions in the amount of $7.4 million as compensation, comprised of $3.8 million in cash and 389,545 shares of the Company's common stock, with a fair value of $3.6 million or $9.21 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 209,118 shares of the Company's common stock were issued. As of March 31, 2019 and December 31, 2018, the Company had accrued compensation costs relating to iPIP of $33.0 million and $37.5 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of March 31, 2019, an aggregate of 2.1 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the three months ended March 31, 2019 and the year ended December 31, 2018, are as follows (in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Nonvested at beginning of period	357	282
Granted	474	278
Vested	(52)	(142)
Forfeited	(9)	(61)
Nonvested at end of period	770	357

As of March 31, 2019, there was $5.4 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 2.0 years.
Directors' Awards—During the three months ended March 31, 2019, the Company issued 1,899 common stock equivalents ("CSEs") at a fair value of $8.17 per CSE in respect of dividend equivalents on outstanding CSEs. As of March 31, 2019, a combined total of 241,700 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $2.0 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

401(k) Plan—The Company made contributions of $0.6 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

Note 15—Earnings Per Share

The following table presents a reconciliation of income (loss) from operations used in the basic and diluted earnings per share ("EPS") calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$(6,970)	$35,028
Net income attributable to noncontrolling interests	(2,471)	(95)
Preferred dividends	(8,124)	(8,124)
Net income (loss) allocable to common shareholders for basic earnings per common share	$(17,565)	$26,809
Add: Effect of Series J convertible perpetual preferred stock	—	2,250
Net income (loss) allocable to common shareholders for diluted earnings per common share	$(17,565)	$29,059

	For the Three Months Ended March 31,
	2019	2018
Earnings allocable to common shares:
Numerator for basic earnings per share:
Net income (loss) allocable to common shareholders	$(17,565)	$26,809

Numerator for diluted earnings per share:
Net income (loss) allocable to common shareholders	$(17,565)	$29,059

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	67,747	67,913
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	—	122
Add: Effect of series J convertible perpetual preferred stock	—	15,635
Weighted average common shares outstanding for diluted earnings per common share	67,747	83,670

Basic earnings per common share:
Net income (loss) allocable to common shareholders	$(0.26)	$0.39

Diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(0.26)	$0.35

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1):

	For the Three Months Ended March 31,
	2019	2018
Series J convertible perpetual preferred stock	15,951	—
_______________________________________________________________________________

(1)
For the three months ended March 31, 2019, the effect of the Company's unvested Units, performance-based Units, CSEs and restricted stock awards were anti-dilutive due to the Company having a net loss for the period. The Company will settle conversions of the 3.125% Convertible Notes by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the three months ended March 31, 2019 and 2018 and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2019
Recurring basis:
Derivative assets(1)	$2,279	$—	$2,279	$—
Derivative liabilities(1)	14,297	—	14,297	—
Available-for-sale securities(1)	22,615	$—	$—	22,615
Non-recurring basis:
Impaired real estate available and held for sale(2)	17,100	—	—	17,100

As of December 31, 2018
Recurring basis:
Derivative assets(1)	$3,669	$—	$3,669	$—
Derivative liabilities(1)	10,244	—	10,244	—
Available-for-sale securities(1)	$21,661	$—	$—	$21,661
Non-recurring basis:
Impaired real estate(3)	29,400	—	—	29,400
Impaired real estate available and held for sale(4)	19,300	—	—	19,300
Impaired land and development(5)	78,400	—	—	78,400
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

(2)	The Company recorded an impairment of $3.2 million on a commercial operating property based on an executed purchase and sale agreement.

(3)	The Company recorded aggregate impairments of $76.3 million on three real estate assets with an estimated aggregate fair value of $29.4 million. The impairments were as follows:

a.
A $23.2 million impairment on a commercial operating property based on a decline in expected operating performance. The fair value is based on the Company's estimate of the recoverability of its investment in the project.

b.
A $6.0 million impairment on a property based on a strategic decision to sell the asset. The fair value is based on purchase offers received from third parties, which is consistent with the Company's estimate of fair value.

c.
A $47.1 million impairment on a commercial operating property based on a strategic decision to sell the asset. The fair value is based on purchase offers received from third parties, which is consistent with the Company's estimate of fair value.

(4)	The Company recorded aggregate impairments of $3.7 million on two real estate assets held for sale. The fair values are based on market comparable sales.

(5)	The Company recorded aggregate impairments of $55.4 million on four land and development assets with an estimated aggregate fair value of $78.4 million. The impairments were as follows:

a.
A $25.0 million impairment on a waterfront land and development asset based on a strategic decision to sell the asset. The fair value is based on purchase offers received from third parties, which is consistent with the Company's estimate of fair value.

b.
A $21.6 million impairment on a master planned community based on a strategic decision to sell the asset. The fair value is based on purchase offers received from third parties, which is consistent with the Company's estimate of fair value.

c.
A $6.9 million impairment on an infill land and development asset based on the deterioration of the asset. The fair value is based on purchase offers received from third parties, which is consistent with the Company's estimate of fair value.

d.	A $1.9 million impairment on a waterfront land and development asset based on the sale of the asset in 2019.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the three months ended March 31, 2019 and 2018 ($ in thousands):

	2019	2018
Beginning balance	$21,661	$22,842
Repayments	(46)	(36)
Unrealized gains (losses) recorded in other comprehensive income	1,000	(971)
Ending balance	$22,615	$21,835
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt, including liabilities associated with properties held for sale, was $0.9 billion and $3.3 billion, respectively, as of March 31, 2019 and $1.0 billion and $3.5 billion, respectively, as of December 31, 2018. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, is included in the fair value hierarchy table above.
Note 17—Segment Reporting
The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Finance, Net Lease, Operating Properties and Land and Development. The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans and real estate related securities. The Net Lease segment includes the Company's activities and operations related to the ownership of properties generally leased to single corporate tenants and its investment in SAFE (refer to Note 7). The Operating Properties segment includes the Company's activities and operations related to its commercial and residential properties. The Land and Development segment includes the Company's activities related to its developable land portfolio.
The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended March 31. 2019:
Operating lease income	$—	$49,482	$9,356	$77	$—	$58,915
Interest income	20,375	—	—	—	—	20,375
Other income	2,189	3,420	2,375	3,447	3,382	14,813
Land development revenue	—	—	—	12,699	—	12,699
Earnings (losses) from equity method investments	—	7,230	(2,410)	287	202	5,309
Income from sales of real estate	—	—	9,407	—	—	9,407
Total revenue and other earnings	22,564	60,132	18,728	16,510	3,584	121,518
Real estate expense	—	(6,106)	(11,033)	(8,801)	—	(25,940)
Land development cost of sales	—	—	—	(14,449)	—	(14,449)
Other expense	(265)	—	—	—	(243)	(508)
Allocated interest expense	(8,413)	(21,766)	(2,918)	(5,127)	(8,353)	(46,577)
Allocated general and administrative(2)	(2,209)	(5,678)	(761)	(3,257)	(4,945)	(16,850)
Segment profit (loss)(3)	$11,677	$26,582	$4,016	$(15,124)	$(9,957)	$17,194
Other significant items:
Recovery of loan losses	$(97)	$—	$—	$—	$—	$(97)
Impairment of assets	—	—	3,851	—	—	3,851
Depreciation and amortization	—	13,561	1,557	247	303	15,668
Capitalized expenditures	—	2,756	416	36,079	—	39,251

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

Three Months Ended March 31, 2018:
Operating lease income	$—	$29,727	$15,817	$255	$—	$45,799
Interest income	26,697	—	—	—	—	26,697
Other income	384	1,049	12,144	471	1,272	15,320
Land development revenue	—	—	—	276,429	—	276,429
Earnings from equity method investments	—	3,556	(1,275)	1,545	(494)	3,332
Income from sales of real estate	—	414	16,634	—	—	17,048
Total revenue and other earnings	27,081	34,746	43,320	278,700	778	384,625
Real estate expense	—	(3,948)	(21,626)	(10,606)	—	(36,180)
Land development cost of sales	—	—	—	(223,407)	—	(223,407)
Other expense	(400)	—	—	—	(766)	(1,166)
Allocated interest expense	(11,765)	(14,201)	(5,528)	(6,473)	(7,215)	(45,182)
Allocated general and administrative(2)	(3,969)	(4,586)	(2,043)	(3,805)	(5,320)	(19,723)
Segment profit (loss)(3)	$10,947	$12,011	$14,123	$34,409	$(12,523)	$58,967
Other significant items:
Recovery of loan losses	$(855)	$—	$—	$—	$—	$(855)
Impairment of assets	—	—	4,100	—	—	4,100
Depreciation and amortization	—	6,309	3,926	515	360	11,110
Capitalized expenditures	—	478	7,700	31,447	—	39,625

As of March 31, 2019
Real estate
Real estate, net	$—	$1,449,845	$171,159	$—	$—	$1,621,004
Real estate available and held for sale	—	219,184	34,152	—	—	253,336
Total real estate	—	1,669,029	205,311	—	—	1,874,340
Land and development, net	—	—	—	616,350	—	616,350
Loans receivable and other lending investments, net	894,846	—	—	—	—	894,846
Other investments	—	407,682	62,434	44,656	7,227	521,999
Total portfolio assets	$894,846	$2,076,711	$267,745	$661,006	$7,227	3,907,535
Cash and other assets						763,878
Total assets						$4,671,413

As of December 31, 2018
Real estate
Real estate, net	$—	$1,536,494	$234,525	$—	$—	$1,771,019
Real estate available and held for sale	—	1,055	21,496	—	—	22,551
Total real estate	—	1,537,549	256,021	—	—	1,793,570
Land and development, net	—	—	—	598,218	—	598,218
Loans receivable and other lending investments, net	988,224	—	—	—	—	988,224
Other investments	—	165,804	65,643	65,312	7,516	304,275
Total portfolio assets	$988,224	$1,703,353	$321,664	$663,530	$7,516	3,684,287
Cash and other assets						1,329,990
Total assets						$5,014,277
_______________________________________________________________________________

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not included in the other reportable segments above.

(2)	General and administrative excludes stock-based compensation expense of $4.2 million and $9.1 million for the three months ended March 31, 2019 and 2018, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended March 31,
	2019	2018
Segment profit	$17,194	$58,967
Add: Recovery of loan losses	97	855
Less: Impairment of assets	(3,851)	(4,100)
Less: Stock-based compensation expense	(4,249)	(9,091)
Less: Depreciation and amortization	(15,668)	(11,110)
Less: Income tax expense	(25)	(121)
Less: Loss on early extinguishment of debt, net	(468)	(372)
Net income (loss)	$(6,970)	$35,028

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2018 Annual Report, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2018 Annual Report. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.
Introduction
iStar Inc. ("iStar") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. We also manage entities focused on ground lease ("Ground Lease") and net lease investments. We have invested approximately $40 billion of capital over the past two decades and are structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. Our primary business segments are real estate finance, net lease, operating properties and land and development.
Executive Overview

Capital remains cheap and plentiful in most traditional lending sectors of the commercial real estate markets, and we expect that to continue for the remainder of 2019. In addition, interest rates and the equity markets have experienced some volatility. We have taken a cautious approach in these conditions, focusing on providing capital to customers with whom we have a pre-existing relationship, originating fewer traditional loans and aggressively seeking to monetize legacy assets.
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
In July 2018, we entered into "Net Lease Venture II" with total capital commitments of $526 million and an investment strategy similar to the Net Lease Venture. We have an equity interest in the new venture of approximately 51.9% and are responsible for managing the venture in exchange for management and incentive fees.
For the three months ended March 31, 2019, we recorded net loss allocable to common shareholders of $17.6 million, compared to net income of $26.8 million during the same period in the prior year. Adjusted income (loss) allocable to common shareholders for the three months ended March 31, 2019 was $(120.0) thousand, compared to $132.3 million during the same period in the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income).
We continue to work on monetizing, repositioning or redeveloping our legacy portfolio, which includes transitional operating properties and land and development assets, such as the Asbury Park assemblage and the Magnolia Green community (refer to our Annual Report on Form 10-K), in order to maximize their value.
As of March 31, 2019, we had $315.4 million of cash and $325.0 million of credit facility availability. We have no debt maturities for the remainder of 2019. We expect to use our unrestricted cash balance primarily to fund future investment activities, pay debt service, make distributions to shareholders and for general working capital needs.

Portfolio Overview

As of March 31, 2019, based on our gross book value, including the carrying value of our equity method investments exclusive of accumulated depreciation, our total investment portfolio has the following characteristics:

As of March 31, 2019, based on our gross book value, including the carrying value of our equity method investments gross of accumulated depreciation, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$89,536	$1,314,712	$110,691	$—	$1,514,939	34.3%
Land and Development	75,253	—	—	669,920	745,173	16.9%
Entertainment / Leisure	—	723,720	15,038	—	738,758	16.7%
Ground Leases	—	426,527	—	—	426,527	9.7%
Hotel	254,648	—	47,384	—	302,032	6.8%
Mixed Use / Mixed Collateral	213,225	—	31,728	—	244,953	5.6%
Multifamily	98,541	—	30,813	—	129,354	2.9%
Condominium	104,889	—	16,106	—	120,995	2.7%
Other Property Types	48,344	57,348	—	—	105,692	2.4%
Retail	22,819	—	54,784	—	77,603	1.8%
Strategic Investments	—	—	—	—	7,228	0.2%
Total	$907,255	$2,522,307	$306,544	$669,920	$4,413,254	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$400,106	$687,837	$62,906	$341,372	$1,492,221	33.7%
Southeast	123,728	550,479	17,898	70,422	762,527	17.3%
West	171,325	397,878	55,014	77,019	701,236	15.9%
Mid-Atlantic	11,784	438,835	1,599	129,577	581,795	13.2%
Southwest	54,256	224,156	117,484	19,994	415,890	9.4%
Central	47,475	215,888	51,643	31,536	346,542	7.9%
Various	98,581	7,234	—	—	105,815	2.4%
Strategic Investments	—	—	—	—	7,228	0.2%
Total	$907,255	$2,522,307	$306,544	$669,920	$4,413,254	100.0%

Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of March 31, 2019, our real estate finance portfolio, including securities, totaled $907.3 million, exclusive of general loan loss reserves. The portfolio, excluding securities, included $778.1 million of performing loans with a weighted average maturity of 1.8 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	March 31, 2019
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	32	$778,124	$(12,410)	$765,714	96.8%	1.6%
Non-performing loans	3	66,500	(40,888)	25,612	3.2%	61.5%
Total	35	$844,624	$(53,298)	$791,326	100.0%	6.3%

	December 31, 2018
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$852,768	$(13,000)	$839,768	97.0%	1.5%
Non-performing loans	3	66,725	(40,395)	26,330	3.0%	60.5%
Total	38	$919,493	$(53,395)	$866,098	100.0%	5.8%

Performing Loans—The table below summarizes our performing loans exclusive of reserves ($ in thousands):

	March 31, 2019	December 31, 2018
Senior mortgages	$624,360	$694,025
Corporate/Partnership loans	143,426	148,583
Subordinate mortgages	10,338	10,160
Total	$778,124	$852,768

Weighted average LTV	61%	63%
Yield	9.1%	9.2%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2019, we had non-performing loans with an aggregate carrying value of $25.6 million compared to non-performing loans with an aggregate carrying value of $26.3 million as of December 31, 2018. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $53.3 million as of March 31, 2019, or 6.3% of total loans, compared to $53.4 million or 5.8% as of December 31, 2018. For the three months ended March 31, 2019, the recovery of loan losses included a decrease in the general reserve of $0.6 million offset by an increase in the specific reserve of $0.5 million. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2019, asset-specific reserves increased to $40.9 million compared to $40.4 million as of December 31, 2018.

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

The general reserve decreased to $12.4 million or 1.6% of performing loans as of March 31, 2019, compared to $13.0 million or 1.5% of performing loans as of December 31, 2018. The decrease was primarily attributable to an overall improvement in the risk ratings.

Net Lease

Our net lease business seeks to create stable cash flows through long-term net leases primarily to single tenants on our properties. We target mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. Leases typically provide for expenses at the facility to be paid by the tenant on a triple net lease basis. Under a typical net lease agreement, the tenant agrees to pay a base monthly operating lease payment and most or all of the facility operating expenses (including taxes, utilities, maintenance and insurance). We generally intend to hold our net lease assets for long-term investment. However, we may dispose of assets if we deem the disposition to be in our best interests.

The net lease segment includes our traditional net lease investments and our investment in SAFE. As of March 31, 2019, our consolidated net lease portfolio totaled $2.1 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II, exclusive of accumulated depreciation, totaled $2.5 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate(1)	Net Lease Venture II	SAFE(2)
Ownership %	100.0%	51.9%	42.4%
Gross book value (millions)(3)	$2,107	$31	$1,016

% Leased	98.8%	100.0%	100.0%
Square footage (thousands)(4)	17,242	169	1,801
Weighted average lease term (years)(5)	15.0	9.8	84.1
Weighted average yield	8.8%	8.2%
_______________________________________________________________________________
(1)We own 51.9% of the Net Lease Venture which is consolidated in our GAAP financial statements.

(2)	As of March 31, 2019, we own 7,766,411 shares of SAFE common stock, or 42.4%, and 12,500,000 Investor Units in SAFE OP, bringing our total economic interest in SAFE to 65.8%.
(3)Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us.
(4)Square footage for SAFE represents the square footage of the leasehold improvements owned by SAFE.
(5)Represents the initial maturity and does not include extension options.
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

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE's Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on its land at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments.
We account for our investment in SAFE as an equity method investment (refer to Note 7). We are SAFE's external manager, and we have an exclusivity agreement with SAFE pursuant to which we agreed, subject to certain exceptions, that we will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless we have first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity. As of March 31, 2019, we owned approximately 42.4% of SAFE's common stock outstanding.
On January 2, 2019, we purchased 12,500,000 newly designated limited partnership units (the "Investor Units") in SAFE's operating partnership ("SAFE OP"), at a purchase price of $20.00 per unit, for a total purchase price of $250.0 million. The purpose of the investment was to provide SAFE with capital to fund additional Ground Lease acquisitions and originations.
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
The Investor Units represent an approximate 40.6% fully diluted economic interest in SAFE. After giving effect to the issuance of the Investor Units, our aggregate fully diluted economic interest in SAFE (including the shares of SAFE common stock and Investor Units owned by us) is approximately 65.8%; however, our voting power in SAFE will remain capped at 41.9%, as a result of the limitations described below.
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
The Amended and Restated Management Agreement has an initial term through June 30, 2022 during which the agreement is non-terminable, except for certain cause events. After the initial term, the agreement will be automatically renewed for additional one year terms, subject to certain rights of SAFE's independent directors to terminate the agreement based on the manager's materially detrimental long-term performance or, beginning with the seventh annual renewal term after the initial term, unfair management fees that the manager declines to renegotiate. SAFE will be obligated to pay the manager a termination fee equal to three times the annual management fee paid in respect of the last completed fiscal year prior to the termination if, by the time of such termination, SAFE has raised Total Equity of at least $820.0 million since inception, including from us.
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
Operating Properties

Our commercial operating properties represent a pool of assets across a broad range of geographies and collateral types including office, retail and hotel properties. As of March 31, 2019, our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $306.5 million.

The table below provides certain statistics for our legacy commercial operating property portfolio.

Gross Book Value (in millions)(1)	Properties	Yield
$225.5	12	6.2%
_______________________________________________________________________________

(1)	Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us.

Land and Development
The following table presents a land and development portfolio rollforward for the three months ended March 31, 2019.

Land and Development Portfolio Rollforward
(in millions)
	Asbury Ocean Club	Asbury Park Waterfront	Magnolia Green	All Others	Total Segment
Beginning balance(1)	$165.4	$74.7	$109.5	$248.6	$598.2
Asset sales(2)	—	(4.0)	(1.9)	(7.8)	(13.7)
Capital expenditures	29.0	1.7	2.8	2.5	36.0
Other	—	—	(0.4)	(3.7)	(4.1)
Ending balance(1)	$194.4	$72.4	$110.0	$239.6	$616.4
_______________________________________________________________________
(1)As of March 31, 2019 and December 31, 2018, Total Segment excludes $44.7 million and $65.3 million, respectively, of equity method investments.

(2)	Represents gross book value of the assets sold, rather than proceeds received.

Results of Operations for the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands)
Operating lease income	$58,915	$45,799	$13,116	29%
Interest income	20,375	26,697	(6,322)	(24)%
Other income	14,813	15,320	(507)	(3)%
Land development revenue	12,699	276,429	(263,730)	(95)%
Total revenue	106,802	364,245	(257,443)	(71)%
Interest expense	46,577	45,182	1,395	3%
Real estate expense	25,940	36,180	(10,240)	(28)%
Land development cost of sales	14,449	223,407	(208,958)	(94)%
Depreciation and amortization	15,668	11,110	4,558	41%
General and administrative	21,099	28,814	(7,715)	(27)%
Recovery of loan losses	(97)	(855)	758	(89)%
Impairment of assets	3,851	4,100	(249)	(6)%
Other expense	508	1,166	(658)	(56)%
Total costs and expenses	127,995	349,104	(221,109)	(63)%
Income from sales of real estate	9,407	17,048	(7,641)	(45)%
Loss on early extinguishment of debt, net	(468)	(372)	(96)	26%
Earnings from equity method investments	5,309	3,332	1,977	59%
Income tax expense	(25)	(121)	96	(79)%
Net income (loss)	$(6,970)	$35,028	$(41,998)	>(100%)

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased $13.1 million, or 28.6%, to $58.9 million during the three months ended March 31, 2019 from $45.8 million for the same period in 2018. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended March 31,
	2019	2018	Change
Net Lease(1)	$49.5	$29.7	$19.8
Operating Properties(2)	9.3	15.8	(6.5)
Land and Development	0.1	0.3	(0.2)
Total	$58.9	$45.8	$13.1
______________________________________________________________

(1)
Change primarily due to a $20.9 million increase from the consolidation of the Net Lease Venture and acquiring a new asset during the three months ended March 31, 2019, partially offset by $1.4 million from asset sales.

(2)	Change primarily due to asset sales.

The following table shows certain same store statistics for our Net Lease and Operating Properties segments, excluding hotels. Same store assets are defined as assets we owned on or prior to January 1, 2018 and were in service through March 31, 2019 (Operating lease income in millions).

	Three Months Ended March 31,
	2019	2018
Operating lease income
Net Lease	$27.8	$28.3
Operating Properties	$8.1	$8.7

Rent per square foot
Net Lease	$10.22	$10.45
Operating Properties	$42.84	$37.37

Occupancy(1)
Net Lease	98.1%	98.1%
Operating Properties	65.8%	80.2%
______________________________________________________________

(1)	Occupancy as of March 31, 2019 and 2018.

Interest income decreased $6.3 million, or 23.7%, to $20.4 million during the three months ended March 31, 2019 from $26.7 million for the same period in 2018. The decrease was due primarily to a decrease in the average balance of our performing loans, which was $0.91 billion for the three months ended March 31, 2019 and $1.14 billion for the three months ended March 31, 2018. The weighted average yield on our performing loans was 9.1% and 9.4% for the three months ended March 31, 2019 and 2018, respectively.
Other income decreased $0.5 million, or 3.3%, to $14.8 million during the three months ended March 31, 2019 from $15.3 million for the same period in 2018. Other income during the three months ended March 31, 2019 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and loan portfolio and interest income on our cash. Other income during the three months ended March 31, 2018 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and interest income on our cash.
Land development revenue and cost of sales—During the three months ended March 31, 2019, we sold residential lots and units and recognized land development revenue of $12.7 million which had associated cost of sales of $14.4 million. During the three months ended March 31, 2018, we sold land parcels and residential lots and units and recognized land development revenue of $276.4 million which had associated cost of sales of $223.4 million. The decrease in 2019 was primarily the result of two bulk parcel sales during the three months ended March 31, 2018.
Costs and expenses—Interest expense increased $1.4 million, or 3.1%, to $46.6 million during the three months ended March 31, 2019 from $45.2 million for the same period in 2018 due to an increase in the balance of our average outstanding debt, inclusive of loan participations, lease liabilities associated with finance-type leases and debt classified within “Liabilities associated with properties held for sale” as of March 31, 2019, which increased to $3.60 billion for the three months ended March 31, 2019 from $3.47 billion for the same period in 2018. Our weighted average cost of debt for the three months ended March 31, 2019 and 2018 was 5.5% and 5.4%, respectively. The increase in debt was primarily attributable to our consolidation of the Net Lease Venture on June 30, 2018, of which we own a 51.9% equity interest, which increased our interest expense by $5.6 million for the three months ended March 31, 2019. This impact was offset by our repayment in full the 5.00% senior unsecured notes due July 2019.

Real estate expenses decreased $10.3 million, or 28.3%, to $25.9 million during the three months ended March 31, 2019 from $36.2 million for the same period in 2018. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended March 31,
	2019	2018	Change
Operating Properties(1)	$11.0	$21.7	$(10.7)
Land and Development(2)	8.8	10.6	(1.8)
Net Lease(3)	6.1	3.9	2.2
Total	$25.9	$36.2	$(10.3)
______________________________________________________________

(1)	Change primarily due to asset sales.

(2)	Change primarily due to a decrease in legal and marketing costs at certain properties.

(3)	Change primarily due to the consolidation of the Net Lease Venture.

Depreciation and amortization increased $4.6 million, or 41.0%, to $15.7 million during the three months ended March 31, 2019 from $11.1 million for the same period in 2018, primarily due to the consolidation of the Net Lease Venture on June 30, 2018, partially offset by the sale of commercial operating properties in since April 1, 2018.
General and administrative expenses decreased $7.7 million, or 26.8%, to $21.1 million during the three months ended March 31, 2019 from $28.8 million for the same period in 2018. We capitalized into our active development projects $0.6 million and $0.5 million of payroll-related costs (including salaries, bonuses, LTIP awards, benefits and taxes) for the three months ended March 31, 2019 and 2018, respectively. The following table summarizes our general and administrative expenses for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019		2018	Change
Payroll and related costs(1)	$12.3		$15.3	$(3.0)
Performance Incentive Plans(2)	3.6	5.0	7.9	(4.3)
Public company costs	1.5		1.5	—
Occupancy costs	1.1		1.3	(0.2)
Other	2.6		2.8	(0.2)
Total	$21.1		$28.8	$(7.7)
____________________________________________________

(1)	Decrease due to a reduction in headcount to 156 employees as of March 31, 2019 from 186 employees as of December 31, 2017.

(2)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. Such amounts may increase or decrease (except for 2019-2020 Plan) over time until the awards are settled. Please refer to Note 14 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The recovery of loan losses was $0.1 million during the three months ended March 31, 2019 as compared to a net recovery of loan losses of $0.9 million for the same period in 2018. The recovery of loan losses for the three months ended March 31, 2019 was due to a decrease in the general reserve of $0.6 million offset by an increase in the specific reserve of $0.5 million. The recovery of loan losses for the three months ended March 31, 2018 was due to a reduction in the general reserve due to an overall improvement in the risk ratings of our loan portfolio.
Impairment of assets was $3.9 million during the three months ended March 31, 2019 and resulted from an impairment of $3.2 million on a commercial operating property based on an executed purchase and sale agreement and $0.7 million of impairments in connection with the sale of residential condominium units. During the three months ended March 31, 2018, we recorded an impairment of $4.1 million on a real estate asset held for sale due to impending contracts to sell the remaining four condominium units at the property.
Other expense decreased to $0.5 million during the three months ended March 31, 2019 from $1.2 million for the same period in 2018.

Income from sales of real estate—Income from sales of real estate decreased to $9.4 million during the three months ended March 31, 2019 from $17.0 million for the same period in 2018. The following table presents our income from sales of real estate by segment ($ in millions).

	Three Months Ended March 31,
	2019	2018
Operating Properties	$9.4	$16.6
Net Lease	—	0.4
Total	$9.4	$17.0

Loss on early extinguishment of debt, net—During the three months ended March 31, 2019 and 2018, we incurred losses on early extinguishment of debt of $0.5 million and $0.4 million, respectively, resulting from repayments of senior notes prior to maturity during the three months ended March 31, 2019 and repayments of our 2016 Senior Term Loan during the three months ended March 31, 2018.
Earnings from equity method investments—Earnings from equity method investments increased to $5.3 million during the three months ended March 31, 2019 from $3.3 million for the same period in 2018. During the three months ended March 31, 2019, we recognized $7.3 million of income from our equity method investment in SAFE and $2.0 million was aggregate losses from our remaining equity method investments. During the three months ended March 31, 2018, we recognized $2.1 million of income related to operations at our Net Lease Venture (which was consolidated on June 30, 2018), $1.5 million of income from our equity method investment in SAFE and $0.3 million of aggregate losses from our remaining equity method investments
Income tax expense—Income tax expense of $0.1 million was recorded during the three months ended March 31, 2019 as compared to an income tax expense of $0.1 million for the same period in 2018. The income tax expense for the three months ended March 31, 2019 and 2018 primarily related to state margins taxes and other minimum state franchise taxes.
Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income is used internally as a supplemental performance measure adjusting for certain non-cash GAAP measures to give management a view of income more directly derived from current period activity. Adjusted income is calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense, the imputed non-cash interest expense recognized for the conversion feature of our senior convertible notes, the non-cash portion of gain (loss) on early extinguishment of debt and is adjusted for the effect of gains or losses on charge-offs and dispositions on carrying value gross of loan loss reserves and impairments ("Adjusted Income"). Adjusted Income also includes the impact to retained earnings (income that would have been recognized in prior periods had the accounting standards been effective during those prior periods) resulting from the adoption of new accounting standards on January 1, 2018.

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

	For the Three Months Ended March 31,
	2019		2018
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$(17,565)		$26,809
Add: Depreciation and amortization(1)	15,437		20,069
Less: Recovery of loan losses	(97)		(855)
Add: Impairment of assets(2)	3,851		4,100
Add: Stock-based compensation expense	4,249		9,091
Add: Loss on early extinguishment of debt, net	468		372
Add: Non-cash interest expense on senior convertible notes	1,222	—	1,160
Add: Impact from adoption of new accounting standards(3)	—		75,869
Less: Losses on charge-offs and dispositions(4)	(7,685)		(4,307)
Adjusted income (loss) allocable to common shareholders	$(120)		$132,308
______________________________________________________________

(1)
Depreciation and amortization also includes our proportionate share of depreciation and amortization expense for equity method investments and excludes the portion of depreciation and amortization expense allocable to noncontrolling interests.

(2)	Impairment of assets includes impairments on equity method investments recorded in "Earnings from equity method investments" in our consolidated statements of operations.

(3)
Represents an increase to retained earnings on January 1, 2018 upon the adoption of new accounting standards, which allowed us to record a step-up in basis to fair value of our retained noncontrolling interests relating to the sale of our Ground Lease business in April 2017 and other transactions which occurred in prior periods prior to January 1, 2018 where we sold or contributed real estate to a venture and previously recognized partial gains.

(4)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not Adjusted Income.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we invested $479.5 million into new investments, prior financing commitments and ongoing real estate development. This amount includes $65.6 million in lending and other investments, $40.5 million to develop our land and development assets, $366.9 million to invest in net lease assets and $6.5 million of capital to reposition or redevelop our operating properties. Also during the three months ended March 31, 2019, we generated $280.9 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $163.8 million from real estate finance, $77.3 million from operating properties and net lease assets and $39.8 million from land and development assets. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Three Months Ended March 31,
	2019	2018
Operating Properties	$1,242	$6,585
Net Lease	3,942	1,255
Total capital expenditures on real estate assets	$5,184	$7,840

Land and Development	$37,762	$30,954
Total capital expenditures on land and development assets	$37,762	$30,954

As of March 31, 2019, we had unrestricted cash of $315.4 million. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, distributions to shareholders and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $75.0 million to $125.0 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development projects and operating properties, and include multifamily and residential development activities which are expected to include approximately $40.0 million in vertical construction. The amount actually invested will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of March 31, 2019, we also had approximately $428.1 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have $415.8 million principal amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers. Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.

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
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of March 31, 2019 (refer to Note 10 to our consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$1,737,500	$—	$675,000	$1,062,500	$—	$—
Secured credit facilities	645,125	6,500	13,000	625,625	—	—
Mortgages	634,695	12,538	180,960	66,139	362,128	12,930
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,117,320	19,038	868,960	1,754,264	362,128	112,930
Interest Payable(1)	629,627	131,841	294,779	110,746	63,353	28,908
Loan Participations Payable(2)	25,145	—	25,145	—	—	—
Lease Obligations(3)	783,946	6,625	9,913	7,121	16,818	743,469
Total	$4,556,038	$157,504	$1,198,797	$1,872,131	$442,299	$885,307
_______________________________________________________________________________

(1)
Variable-rate debt assumes one-month LIBOR of 2.49% and three-month LIBOR of 2.60% that were in effect as of March 31, 2019. Interest payable does not include payments that may be required under our interest rate derivatives.

(2)	Refer to Note 9 to the consolidated financial statements.

(3)
We are obligated to pay ground rent under certain operating leases; however, our tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations.

Collateral Assets—The carrying value of our assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	March 31, 2019		December 31, 2018
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,533,390	$87,614	$1,620,008	$151,011
Real estate available and held for sale	219,184	34,152	1,055	21,496
Land and development, net	42,300	574,050	12,300	585,918
Loans receivable and other lending investments, net(2)(3)	431,189	450,988	498,524	480,154
Other investments	—	521,999	—	304,275
Cash and other assets	6,601	757,277	—	1,329,990
Total	$2,232,664	$2,426,080	$2,131,887	$2,872,844
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of March 31, 2019, Collateral Assets includes $406.2 million carrying value of assets held by entities whose equity interests are pledged as collateral for the $325.0 million 2015 Revolving Credit Facility that is undrawn as of March 31, 2019.

(2)	As of March 31, 2019 and December 31, 2018, the amounts presented exclude general reserves for loan losses of $12.4 million and $13.0 million, respectively.

(3)	As of March 31, 2019 and December 31, 2018, the amounts presented exclude loan participations of $25.1 million and $22.5 million, respectively.

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
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. We may not pay dividends if we cease to qualify as a REIT. In June 2018, we amended the terms of the 2016 Senior Term Loan and the 2015 Revolving Credit Facility to include the ability to pay common dividends with no restrictions so long as we are not in default on any of our debt obligations. We declared and paid common stock dividends of $6.2 million, or $0.09 per share, for the three months ended March 31, 2019.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2019, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$385,215	$9,543	$—	$394,758
Strategic Investments	—	—	33,304	33,304
Total	$385,215	$9,543	$33,304	$428,062
_______________________________________________________________________________

(1)	Excludes $24.9 million of commitments on loan participations sold that are not our obligation.

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2019, we repurchased 2.3 million shares of our outstanding common stock for $19.2 million, for an average cost of $8.46 per share. During the three months ended March 31, 2018, we repurchased 0.8 million shares of our outstanding common stock for $8.3 million, for an average cost of $10.22 per share. As of March 31, 2019, we had remaining authorization to repurchase up to $22.6 million of common stock under our stock repurchase program.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.49% as of March 31, 2019. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(2,261)
-50 Basis Points	(1,423)
-10 Basis Points	(302)
Base Interest Rate	—
+10 Basis Points	312
+50 Basis Points	1,568
+100 Basis Points	3,138
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of March 31, 2019, $447.6 million of our floating rate loans have a weighted average interest rate floor of 1.1% and $25.1 million of our floating rate debt obligations have a weighted average interest rate floor of 0.4%.

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

Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in our 2018 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended March 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
January 1 to January 31	—	$—	—	$41,710,022
February 1 to February 28	150,000	$8.72	150,000	$40,405,030
March 1 to March 31	2,116,133	$8.44	2,116,133	$22,580,670
_______________________________________________________________________________

(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On May 2, 2019, iStar Inc. announced that Andrew Richardson, iStar's President of Land and Development and Chief Financial Officer, will be leaving iStar to pursue other opportunities. iStar will initiate a search for a new chief financial officer. Other members of senior management will fulfill the chief financial officer's duties on an interim basis.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
1.1
Investor Unit Purchase Agreement dated January 2, 2019, among the Company, SAFE and SAFE's Operating Partnership (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on January 3, 2019)

4.1
Partnership Unit Designation of Investor Units issued by SAFE's Operating Partnership to the Company, dated January 2, 2019 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on January 3, 2019)

10.1	Stockholder's Agreement, dated January 2, 2019 between the Company and SAFE (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 3, 2019)
10.2
Amended and Restated Management Agreement, dated January 2, 2019, among SFTY Manager LLC, the Company and SAFE (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on January 3, 2019)

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
Date:	May 2, 2019	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	May 2, 2019	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Chief Financial Officer (principal financial and accounting officer)