Form 10-Q
period 2019-06-30
ISTAR INC.
filed 2019-08-01
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-15371
_______________________________________________________________________________
iStar Inc.
(Exact name of registrant as specified in its charter)

Maryland			95-6881527
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor
New York	,	NY	10036
(Address of principal executive offices)			(Zip code)
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

Large Accelerated Filer	Accelerated Filer	Non‑accelerated Filer	Smaller Reporting Company	Emerging Growth Company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	STAR	New York Stock Exchange
8.00% Series D Cumulative Redeemable Preferred Stock, $0.001 par value	STAR-PD	New York Stock Exchange
7.65% Series G Cumulative Redeemable Preferred Stock, $0.001 par value	STAR-PG	New York Stock Exchange
7.50% Series I Cumulative Redeemable Preferred Stock, $0.001 par value	STAR-PI	New York Stock Exchange
As of July 31, 2019, there were 62,166,290 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	June 30, 2019	December 31, 2018
ASSETS
Real estate
Real estate, at cost	$1,640,816	$2,076,333
Less: accumulated depreciation	(219,214)	(305,314)
Real estate, net	1,421,602	1,771,019
Real estate available and held for sale	12,770	22,551
Total real estate	1,434,372	1,793,570
Net investment in leases	421,842	—
Land and development, net	668,656	598,218
Loans receivable and other lending investments, net	902,146	988,224
Other investments	564,170	304,275
Cash and cash equivalents	330,099	931,751
Accrued interest and operating lease income receivable, net	9,079	10,669
Deferred operating lease income receivable, net	49,111	98,302
Deferred expenses and other assets, net	386,552	289,268
Total assets	$4,766,027	$5,014,277
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$345,641	$316,251
Liabilities associated with properties held for sale	685	2,341
Loan participations payable, net	29,948	22,484
Debt obligations, net	3,068,556	3,609,086
Total liabilities	3,444,830	3,950,162
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 14)	12	12
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 14)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 62,202 and 68,085 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	62	68
Additional paid-in capital	3,297,303	3,352,225
Accumulated deficit	(2,139,611)	(2,472,061)
Accumulated other comprehensive loss (refer to Note 14)	(34,137)	(17,270)
Total iStar Inc. shareholders' equity	1,123,633	862,978
Noncontrolling interests	197,564	201,137
Total equity	1,321,197	1,064,115
Total liabilities and equity	$4,766,027	$5,014,277
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Operating lease income	$55,185	$44,609	$114,100	$90,407
Interest income	20,341	25,212	40,716	51,909
Interest income from sales-type leases	3,817	—	3,817	—
Other income	10,050	20,823	24,863	36,142
Land development revenue	9,075	80,927	21,774	357,356
Total revenues	98,468	171,571	205,270	535,814
Costs and expenses:
Interest expense	43,752	43,172	90,329	88,353
Real estate expense	22,038	37,043	47,978	73,224
Land development cost of sales	9,236	83,361	23,684	306,768
Depreciation and amortization	13,718	10,767	29,386	21,878
General and administrative	27,303	23,228	48,402	52,041
Provision for loan losses	110	18,892	13	18,037
Impairment of assets	1,102	6,088	4,953	10,188
Other expense	11,883	3,716	12,391	4,882
Total costs and expenses	129,142	226,267	257,136	575,371
Income from sales of real estate	220,523	56,895	229,930	73,943
Income from operations before earnings from equity method investments and other items	189,849	2,199	178,064	34,386
Loss on early extinguishment of debt, net	—	(2,164)	(468)	(2,536)
Earnings (losses) from equity method investments	3,640	(7,278)	8,949	(3,946)
Selling profit from sales-type leases	180,416	—	180,416	—
Gain on consolidation of equity method investment	—	67,877	—	67,877
Net income before income taxes	373,905	60,634	366,961	95,781
Income tax expense	(214)	(128)	(240)	(249)
Net income	373,691	60,506	366,721	95,532
Net (income) attributable to noncontrolling interests	(2,852)	(9,509)	(5,323)	(9,604)
Net income attributable to iStar Inc.	370,839	50,997	361,398	85,928
Preferred dividends	(8,124)	(8,124)	(16,248)	(16,248)
Net income allocable to common shareholders	$362,715	$42,873	$345,150	$69,680
Per common share data:
Net income allocable to common shareholders:
Basic	$5.67	$0.63	$5.24	$1.03
Diluted	$4.55	$0.54	$4.26	$0.89
Weighted average number of common shares:
Basic	64,019	67,932	65,873	67,922
Diluted	80,259	83,694	82,011	83,682

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$373,691	$60,506	$366,721	$95,532
Other comprehensive income (loss):
Impact from adoption of new accounting standards	—	—	—	276
Reclassification of losses on cumulative translation adjustment into earnings upon realization(1)	—	721	—	721
Reclassification of (gains) losses on cash flow hedges into earnings upon realization(2)	12,736	(1,795)	12,743	(1,786)
Unrealized gains (losses) on available-for-sale securities	709	15	1,709	(956)
Unrealized gains (losses) on cash flow hedges	(20,987)	7	(35,999)	2,358
Unrealized losses on cumulative translation adjustment	—	(256)	—	(364)
Other comprehensive income (loss)	(7,542)	(1,308)	(21,547)	249
Comprehensive income	366,149	59,198	345,174	95,781
Comprehensive (income) loss attributable to noncontrolling interests	147	(9,509)	(643)	(9,604)
Comprehensive income attributable to iStar Inc.	$366,296	$49,689	$344,531	$86,177
_______________________________________________________________________________

(1)	Amounts were reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations.

(2)
Amount reclassified to "Interest expense" in the Company's consolidated statements of operations is $266 and $417 for the three and six months ended June 30, 2019, respectively. Amount reclassified to "Income from sales of real estate" in the Company's consolidated statements of operations is $806 for the three and six months ended June 30, 2019 and amount reclassified to "Gain on consolidation of equity method investment" for the three and six months ended June 30, 2018 is $1,876. Amounts reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations are $(9) and $(153) for the three and six months ended June 30, 2019, respectively, and $81 and $90 for the three and six months ended June 30, 2018, respectively. Amounts reclassified to "Other expense" in the Company's consolidated statements of operations are $11,673 for the three and six months ended June 30, 2019 resulting from hedged forecasted transactions becoming not probable to occur.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of March 31, 2019	$12	$4	$66	$3,335,719	$(2,495,836)	$(29,594)	$199,100	$1,009,471
Dividends declared—preferred	—	—	—	—	(8,124)	—	—	(8,124)
Dividends declared—common ($0.10 per share)	—	—	—	—	(6,490)	—	—	(6,490)
Issuance of stock/restricted stock unit amortization, net	—	—	—	756	—	—	927	1,683
Net income	—	—	—	—	370,839	—	2,852	373,691
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(4,543)	(2,999)	(7,542)
Repurchase of stock	—	—	(4)	(39,172)	—	—	—	(39,176)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,039	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,355)	(4,355)
Balance as of June 30, 2019	$12	$4	$62	$3,297,303	$(2,139,611)	$(34,137)	$197,564	$1,321,197

Balance as of March 31, 2018	$12	$4	$68	$3,350,250	$(2,368,164)	$(925)	$34,650	$1,015,895
Dividends declared—preferred	—	—	—	—	(8,124)	—	—	(8,124)
Issuance of stock/restricted stock unit amortization, net	—	—	—	500	—	—	—	500
Net income	—	—	—	—	50,997	—	9,509	60,506
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(1,308)	—	(1,308)
Distributions to noncontrolling interests	—	—	—	—	—	—	(43,174)	(43,174)
Change in noncontrolling interest attributable to consolidation of equity method investment (refer to Note 8)	—	—	—	—	—	—	188,279	188,279
Balance as of June 30, 2018	$12	$4	$68	$3,350,750	$(2,325,291)	$(2,233)	$189,264	$1,212,574
_______________________________________________________________________________

(1)	Refer to Note 14 for details on the Company's Preferred Stock.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$12	$4	$68	$3,352,225	$(2,472,061)	$(17,270)	$201,137	$1,064,115
Dividends declared—preferred	—	—	—	—	(16,248)	—	—	(16,248)
Dividends declared—common ($0.19 per share)	—	—	—	—	(12,700)	—	—	(12,700)
Issuance of stock/restricted stock unit amortization, net	—	—	—	3,417	—	—	1,355	4,772
Net income	—	—	—	—	361,398	—	5,323	366,721
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(16,867)	(4,680)	(21,547)
Repurchase of stock	—	—	(6)	(58,339)	—	—	—	(58,345)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,039	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,610)	(7,610)
Balance as of June 30, 2019	$12	$4	$62	$3,297,303	$(2,139,611)	$(34,137)	$197,564	$1,321,197

Balance as of December 31, 2017	$12	$4	$68	$3,352,665	$(2,470,564)	$(2,482)	$34,546	$914,249
Dividends declared—preferred	—	—	—	—	(16,248)	—	—	(16,248)
Issuance of stock/restricted stock unit amortization, net	—	—	1	6,388	—	—	—	6,389
Net income	—	—	—	—	85,928	—	9,604	95,532
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(27)	—	(27)
Repurchase of stock	—	—	(1)	(8,303)	—	—	—	(8,304)
Contributions from noncontrolling interests	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	(43,174)	(43,174)
Change in noncontrolling interest attributable to consolidation of equity method investment (refer to Note 8)	—	—	—	—	—	—	188,279	188,279
Impact from adoption of new accounting standards	—	—	—	—	75,593	276	—	75,869
Balance as of June 30, 2018	$12	$4	$68	$3,350,750	$(2,325,291)	$(2,233)	$189,264	$1,212,574
_______________________________________________________________________________

(1)	Refer to Note 14 for details on the Company's Preferred Stock.
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$366,721	$95,532
Adjustments to reconcile net income to cash flows from operating activities:
Provision for loan losses	13	18,037
Impairment of assets	4,953	10,188
Depreciation and amortization	29,386	21,878
Non-cash interest income from sales-type leases	(704)	—
Stock-based compensation expense	13,954	12,593
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	7,050	7,900
Amortization of discounts/premiums and deferred interest on loans, net	(22,525)	(18,487)
Deferred interest on loans received	5,850	39,254
Gain from consolidation of equity method investment	—	(67,877)
Selling profit from sales-type leases	(180,416)	—
Earnings from equity method investments	(8,949)	3,946
Distributions from operations of other investments	6,895	6,745
Deferred operating lease income	(9,767)	(3,752)
Income from sales of real estate	(229,930)	(73,943)
Land development revenue in excess of cost of sales	1,910	(50,588)
Loss on early extinguishment of debt, net	468	2,536
Other operating activities, net	11,816	3,281
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	1,696	1,530
Changes in deferred expenses and other assets, net	(3,768)	(2,426)
Changes in accounts payable, accrued expenses and other liabilities	(34,157)	(27,483)
Cash flows used in operating activities	(39,504)	(21,136)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(148,113)	(294,476)
Capital expenditures on real estate assets	(12,021)	(17,805)
Capital expenditures on land and development assets	(73,314)	(61,577)
Acquisitions of real estate, net investments in leases and land assets	(129,856)	(3,390)
Repayments of and principal collections on loans receivable and other lending investments, net	229,955	552,696
Net proceeds from sales of real estate	294,737	238,834
Net proceeds from sales of land and development assets	18,095	170,662
Cash, cash equivalents and restricted cash acquired upon consolidation of equity method investment	—	13,608
Distributions from other investments	49,695	22,296
Contributions to and acquisition of interest in other investments	(310,812)	(53,012)
Payments for deposits on investments	(20,000)	—
Other investing activities, net	(22,354)	(1,357)
Cash flows provided by (used in) investing activities	(123,988)	566,479
Cash flows from financing activities:
Borrowings from debt obligations	63,500	332,746
Repayments and repurchases of debt obligations	(384,723)	(412,215)
Preferred dividends paid	(16,248)	(16,248)
Common dividends paid	(12,565)	—
Repurchase of stock	(57,368)	(8,304)
Payments for deferred financing costs	(62)	(4,921)
Payments for withholding taxes upon vesting of stock-based compensation	(1,842)	(4,008)
Distributions to noncontrolling interests	(7,610)	(43,174)
Other financing activities, net	119	8
Cash flows used in financing activities	(416,799)	(156,116)
Effect of exchange rate changes on cash	—	30
Changes in cash, cash equivalents and restricted cash	(580,291)	389,257
Cash, cash equivalents and restricted cash at beginning of period	974,544	677,733
Cash, cash equivalents and restricted cash at end of period	$394,253	$1,066,990

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$7,394	$87,800
Accrued repurchase of stock	977	—
Contributions of land and development assets to equity method investments, net	4,073	—
Sales-type lease origination	411,523	—
Acquisition of land and development asset through joint venture consolidation	27,000	—
Accounts payable for capital expenditures on land and development assets	—	12,473
Assumption of mortgage by third party	228,000	—
Acquisitions of land and development assets through foreclosure	—	4,600
Financing provided on sales of land and development assets, net	—	142,639
Increase in net lease assets upon consolidation of equity method investment	—	844,550
Increase in debt obligations upon consolidation of equity method investment	—	464,706
Increase in noncontrolling interests upon consolidation of equity method investment	—	200,093

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—iStar Inc. (the "Company") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also manages entities focused on ground lease and net lease investments (refer to Note 8). The Company has invested over $40 billion of capital over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary reportable business segments are real estate finance, net lease, operating properties and land and development (refer to Note 18).

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of June 30, 2019. The following table presents the assets and liabilities of the Company's consolidated VIEs as of June 30, 2019 and December 31, 2018 ($ in thousands):

	As of
	June 30, 2019	December 31, 2018
ASSETS
Real estate
Real estate, at cost	$851,112	$848,052
Less: accumulated depreciation	(25,424)	(15,365)
Real estate, net	825,688	832,687
Land and development, net	327,319	279,031
Other investments	56	72
Cash and cash equivalents	20,655	25,219
Accrued interest and operating lease income receivable, net	622	1,302
Deferred operating lease income receivable, net	13,761	8,972
Deferred expenses and other assets, net	135,908	167,324
Total assets	$1,324,009	$1,314,607
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$114,944	$106,907
Debt obligations, net	481,623	485,000
Total liabilities	596,567	591,907

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of June 30, 2019, the Company's maximum exposure to loss from these investments does not exceed the sum of the $114.8 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $22.0 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

The following paragraphs describe the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2019.

ASU 2016-02 and ASU 2018-11—Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02") required the recognition of right-of-use lease assets and lease liabilities by the Company as lessee for those leases classified as operating or finance leases, both measured at the present value of the lease payments, on its consolidated balance sheets. For operating lease arrangements as of December 31, 2018 for which the Company was the lessee, primarily under leases of office space and certain ground leases, and a finance lease the Company entered into during the first quarter of 2019, the Company recorded operating lease right-of-use assets of $31.6 million and a finance lease right-of-use asset of $68.1 million in "Deferred expenses and other assets, net" and operating lease liabilities of $31.6 million and a finance lease liability of $68.1 million in "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheets (refer to Significant Accounting Policies below).

The Company, as lessor, recognizes certain of its leases on net lease properties as sales-type leases and records the leases as "Net investment in leases" on the Company's consolidated balance sheets (refer to Note 5). For the Company's leases which qualify as sales-type leases, the Company records "Interest income from sales-type leases" in the Company's consolidated statements of operations. The amount recorded as interest income from sales-type leases in any given period will likely be different than the straight-line lease income that would have been recorded under the superseded guidance.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

The Company classifies its real estate assets as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset.
Net Investment in Leases—Net investment in leases are recognized when the Company's leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. If the sales-type lease meets the definition of a failed sale leaseback transaction, the lease is considered a financing receivable and is recognized in accordance with ASC 310 (refer to Note 5).

Interest Income from Sales-Type Leases—Interest income from sales-type leases is recognized in "Interest income from sales-type leases" in the Company's consolidated statements of operations under the effective interest method. The effective interest method produces a constant yield on the net investment in the lease over the term of the lease. Rent payments that are not fixed and determinable at lease inception, such as percentage rent and CPI adjustments, are not included in the effective interest method calculation and are recognized in "Interest income from sales-type leases" in the Company's consolidated statements of operations in the period earned.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Restricted cash—The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$330,099	$931,751	$1,039,591	$657,688
Restricted cash included in deferred expenses and other assets, net(1)	64,154	42,793	27,399	20,045
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$394,253	$974,544	$1,066,990	$677,733
_______________________________________________________________________________

(1)	Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, loans, leasing, land development, sale and derivative transactions.

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
In May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04") to clarify certain accounting topics from previously issued ASUs, including ASU 2016-13. ASU 2019-04 addresses certain aspects of ASU 2016-13, including but not limited to, accrued interest receivable, loan recoveries, interest rate projections for variable-rate financial instruments and expected prepayments. ASU 2019-04 provides alternatives that allow entities to measure credit losses on accrued interest separate from credit losses on the principal portion of a loan, clarifies that entities should include expected recoveries in the measurement of credit losses, allows entities to consider future interest rates when measuring credit losses and can elect to adjust effective interest rates used to discount expected cash flows for expected loan prepayments. ASU 2019-04 is effective upon the adoption of ASU 2016-13. Management is currently evaluating the impact of ASU 2019-04 on the Company’s consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of June 30, 2019
Land, at cost	$201,658	$105,770	$307,428
Buildings and improvements, at cost	1,255,681	77,707	1,333,388
Less: accumulated depreciation	(207,515)	(11,699)	(219,214)
Real estate, net	1,249,824	171,778	1,421,602
Real estate available and held for sale (2)	—	12,770	12,770
Total real estate	$1,249,824	$184,548	$1,434,372
As of December 31, 2018
Land, at cost	$336,740	$133,599	$470,339
Buildings and improvements, at cost	1,487,270	118,724	1,605,994
Less: accumulated depreciation	(287,516)	(17,798)	(305,314)
Real estate, net	1,536,494	234,525	1,771,019
Real estate available and held for sale (2)	1,055	21,496	22,551
Total real estate	$1,537,549	$256,021	$1,793,570

_______________________________________________________________________________

(1)
In May 2019, the Company modified certain of its leases. As a result of these modifications, the Company is required to account for the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" and derecognized $193.4 million from "Real estate, net" and "Real estate available and held for sale" on its consolidated balance sheet (refer to Note 5).

(2)	As of June 30, 2019 and December 31, 2018, the Company had $11.8 million and $20.6 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Acquisitions—During the six months ended June 30, 2019, the Company acquired a net lease asset for $11.5 million and acquired the leasehold interest in another net lease asset for $98.2 million, inclusive of closing costs, and simultaneously entered into a new 98-year Ground Lease with SAFE (refer to Note 8).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dispositions—The following table presents the net proceeds and income recognized for properties sold, by property type ($ in millions):

	Six Months Ended June 30,
	2019	2018
Operating Properties
Proceeds(1)	$80.1	$196.2
Income from sales of real estate(1)	10.2	49.0

Net Lease
Proceeds(2)	$440.1	$38.4
Income from sales of real estate(2)	219.7	24.9

Total
Proceeds	$520.2	$234.6
Income from sales of real estate	229.9	73.9

_______________________________________________________________________________

(1)
During the six months ended June 30, 2019, the Company sold commercial and residential operating properties with an aggregate carrying value of $69.9 million and recognized gains of $10.2 million in "Income from sales of real estate" in the Company's consolidated statements of operations. During the six months ended June 30, 2018, the Company sold commercial and residential operating properties and recognized $49.0 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations, of which $9.8 million was attributable to a noncontrolling interest at one of the properties.

(2)
During the six months ended June 30, 2019, the Company sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized gains of $219.7 million in "Income from sales of real estate" in the Company's consolidated statements of operations. In connection with the sale of this portfolio of assets the buyer assumed a $228.0 million non-recourse mortgage. During the six months ended June 30, 2018, the Company sold net lease assets and recognized $24.9 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations.

Impairments—During the six months ended June 30, 2019, the Company recorded an impairment of $3.3 million on a commercial operating property based on an executed purchase and sale agreement and recorded $0.6 million of impairments in connection with the sale of residential condominium units. During the six months ended June 30, 2018, the Company recorded aggregate impairments of $8.9 million resulting from the determination that the Company's total recovery related to a net lease asset was less than its carrying value and a real estate asset held for sale due to contracts to sell the remaining four condominium units at the property.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $4.5 million and $9.9 million for the three and six months ended June 30, 2019, respectively, and $5.0 million and $10.6 million for the three and six months ended June 30, 2018, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of June 30, 2019 and December 31, 2018, the allowance for doubtful accounts related to real estate tenant receivables was $1.0 million and $1.5 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.1 million and $1.8 million as of June 30, 2019 and December 31, 2018, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 5—Net Investment in Leases

In May 2019, the Company entered into a transaction with an operator of bowling entertainment venues, consisting of the purchase of nine bowling centers for $56.7 million, of which seven were acquired from the lessee for $44.1 million, and a commitment to purchase up to $55.0 million of additional bowling centers over the next several years. The new centers were added to the Company's existing master leases with the tenant. In connection with this transaction, the maturities of the master leases were extended by 15 years to 2047.

As a result of the modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" and derecognized $193.4 million from "Real estate, net" and "Real estate available and held for sale," $25.4 million from "Deferred operating lease income receivable, net," $13.4 million from "Deferred expenses and other assets, net" and $1.9 million from "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheet. The Company recognized $180.4 million in "Selling profit from sales-type leases" in its consolidated statements of operations for the three and six months ended June 30, 2019 as a result of the transaction. For the three and six months ended June 30, 2019, the Company recognized $3.8 million of "Interest income from sales-type leases" in the Company's consolidated statements of operations. The Company determined that the seven bowling centers acquired from the lessee qualified as a failed sale leaseback transaction and recorded $44.1 million in "Loans receivable and other lending investments, net" on its consolidated balance sheet (refer to Note 3).

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2019, are as follows by year ($ in thousands):

Amount
2019 (remaining six months)	$13,783
2020	27,565
2021	28,062
2022	30,549
2023	30,549
Thereafter	925,293
Total undiscounted cash flows	1,055,801
Unguaranteed estimated residual value	350,322
Present value discount	(984,281)
Net investment in leases as of June 30, 2019	$421,842

Note 6—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	June 30,	December 31,
	2019	2018
Land and land development, at cost	$677,778	$606,849
Less: accumulated depreciation	(9,122)	(8,631)
Total land and development, net	$668,656	$598,218

Acquisitions—During the six months ended June 30, 2019, the Company acquired a land and development asset from an unconsolidated entity in which the Company owned a noncontrolling 50% equity interest for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of a $27.0 million loan (refer to Note 8).

During the six months ended June 30, 2018, the Company acquired, via foreclosure, title to a land asset which had a total fair value of $4.6 million and had previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dispositions—During the six months ended June 30, 2019 and 2018, the Company sold land parcels and residential lots and units and recognized land development revenue of $21.8 million and $357.4 million, respectively. In connection with the sale of two land parcels totaling 93 acres during the six months ended June 30, 2018, the Company provided an aggregate $145.0 million of financing to the buyers, of which $81.0 million was outstanding as of June 30, 2019. During the six months ended June 30, 2019 and 2018, the Company recognized land development cost of sales of $23.7 million and $306.8 million, respectively, from its land and development portfolio.

Impairments—During the three and six months ended June 30, 2019, the Company recorded an impairment of $1.1 million on a land and development asset due to a change in business strategy. During the three and six months ended June 30, 2018, the Company recorded an impairment of $1.3 million on a land and development asset based upon market comparable sales.

Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	June 30, 2019	December 31, 2018
Senior mortgages	$671,159	$760,749
Corporate/Partnership loans	124,266	148,583
Subordinate mortgages	10,515	10,161
Total gross carrying value of loans	805,940	919,493
Reserves for loan losses	(53,408)	(53,395)
Total loans receivable, net	752,532	866,098
Other lending investments(1)	149,614	122,126
Total loans receivable and other lending investments, net	$902,146	$988,224

____________________________________________________________

(1)	As of June 30, 2019, includes $44.1 million related to the acquisition of bowling centers from one of the Company's lessees (refer to Note 5).

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Reserve for loan losses at beginning of period	$53,298	$69,466	$53,395	$78,489
Provision for loan losses	110	18,892	13	18,037
Charge-offs	—	(33,863)	—	(42,031)
Reserve for loan losses at end of period	$53,408	$54,495	$53,408	$54,495

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of June 30, 2019
Loans	$66,034	$744,944	$810,978
Less: Reserve for loan losses	(40,888)	(12,520)	(53,408)
Total(3)	$25,146	$732,424	$757,570
As of December 31, 2018
Loans	$66,725	$857,662	$924,387
Less: Reserve for loan losses	(40,395)	(13,000)	(53,395)
Total(3)	$26,330	$844,662	$870,992
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.5 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status; therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $1.0 million and $3.1 million as of June 30, 2019 and December 31, 2018, respectively.

(3)
The Company's recorded investment in loans as of June 30, 2019 and December 31, 2018, including accrued interest of $5.0 million and $4.9 million, respectively, is included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the total amounts exclude $105.5 million and $122.1 million, respectively, of securities that are evaluated for impairment under ASC 320.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of June 30, 2019		As of December 31, 2018
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$609,021	2.92	$697,807	2.76
Corporate/Partnership loans	125,377	3.12	149,663	2.84
Subordinate mortgages	10,547	3.00	10,192	3.00
Total	$744,945	2.95	$857,662	2.77

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of June 30, 2019
Senior mortgages	$615,021	$—	$60,033	$60,033	$675,054
Corporate/Partnership loans	125,377	—	—	—	125,377
Subordinate mortgages	10,547	—	—	—	10,547
Total	$750,945	$—	$60,033	$60,033	$810,978
As of December 31, 2018
Senior mortgages	$703,807	$—	$60,725	$60,725	$764,532
Corporate/Partnership loans	149,663	—	—	—	149,663
Subordinate mortgages	10,192	—	—	—	10,192
Total	$863,662	$—	$60,725	$60,725	$924,387
_______________________________________________________________________________

(1)
As of June 30, 2019, the Company had two loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 4.0 years to 10.0 years outstanding. As of December 31, 2018, the Company had two loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 4.0 years to 9.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, was as follows ($ in thousands)(1):

	As of June 30, 2019			As of December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$66,033	$65,945	$(40,888)	$66,725	$66,777	$(40,395)
Total	$66,033	$65,945	$(40,888)	$66,725	$66,777	$(40,395)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Subordinate mortgages	$—	$—	$—	$—	$—	$—	$—	$92
Subtotal	—	—	—	—	—	—	—	92
With an allowance recorded:
Senior mortgages	66,379	—	67,252	—	66,605	—	71,949	—
Corporate/Partnership loans	—	—	78,338	—	—	—	104,403	—
Subtotal	66,379	—	145,590	—	66,605	—	176,352	—
Total:
Senior mortgages	66,379	—	67,252	—	66,605	—	71,949	—
Corporate/Partnership loans	—	—	78,338	—	—	—	104,403	—
Subordinate mortgages	—	—	—	—	—	—	—	92
Total	$66,379	$—	$145,590	$—	$66,605	$—	$176,352	$92

Other lending investments—Other lending investments includes the following securities ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of June 30, 2019
Available-for-Sale Securities
Municipal debt securities	$21,140	$21,140	$2,184	$23,324	$23,324
Held-to-Maturity Securities
Debt securities	100,000	82,205	—	82,205	82,205
Total	$121,140	$103,345	$2,184	$105,529	$105,529
As of December 31, 2018
Available-for-Sale Securities
Municipal debt securities	$21,185	$21,185	$476	$21,661	$21,661
Held-to-Maturity Securities
Debt securities	120,866	100,465	7	100,472	100,465
Total	$142,051	$121,650	$483	$122,133	$122,126

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2019, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	82,205	82,205	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	21,140	23,324
Total	$82,205	$82,205	$21,140	$23,324

Note 8—Other Investments

The Company's other investments and its proportionate share of earnings from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2019	December 31, 2018	2019	2018	2019	2018
Real estate equity investments
Safehold Inc. ("SAFE")	$402,860	$149,589	$3,814	$680	$11,130	$2,152
iStar Net Lease II LLC ("Net Lease Venture II")	5,397	16,215	(232)	—	(318)	—
iStar Net Lease I LLC ("Net Lease Venture")(1)	—	—	—	2,016	—	4,100
Other real estate equity investments	111,958	130,955	293	(295)	(1,830)	(25)
Subtotal	520,215	296,759	3,875	2,401	8,982	6,227
Other strategic investments(2)	43,955	7,516	(235)	(9,679)	(33)	(10,173)
Total	$564,170	$304,275	$3,640	$(7,278)	$8,949	$(3,946)

____________________________________________________________

(1)	The Company consolidated the assets and liabilities of the Net Lease Venture on June 30, 2018 (refer to Net Lease Venture below).

(2)	For the three and six months ended June 30, 2018, equity in earnings (losses) includes a $10.0 million impairment on a foreign equity method investment due to local market conditions.

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
On January 2, 2019, the Company purchased 12,500,000 newly designated limited partnership units (the "Investor Units") in SAFE's operating partnership ("SAFE OP"), at a purchase price of $20.00 per unit, for a total purchase price of $250.0 million. The purpose of the investment was to allow SAFE to fund additional Ground Lease acquisitions and originations. Each Investor Unit received distributions equivalent to distributions declared and paid on one share of SAFE's common stock. The Investor Units had no voting rights. They had limited protective consent rights over certain matters such as amendments to the terms of the Investor Units that would adversely affect the Investor Units. In May 2019, after the approval of SAFE's stockholders, the Investor Units were exchanged for shares of SAFE's common stock on a one-for-one basis. Following the exchange, the Investor Units were retired. As of June 30, 2019, the Company owned approximately 66.5% of SAFE's common stock outstanding.

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

During the three and six months ended June 30, 2019, the Company recorded $1.5 million and $3.1 million, respectively, of management fees and during the three and six months ended June 30, 2018, the Company waived $0.9 million and $1.8 million, respectively, of management fees pursuant to its management agreement with SAFE. During the three and six months ended June 30, 2019, the Company received 75,585 shares and 121,605 shares, respectively, of SAFE common stock for payment of management fees.
The Company is also entitled to receive expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company waived certain of the expense reimbursements through June 30, 2018. For the three and six months ended June 30, 2019, the Company was reimbursed $0.5 million and $1.1 million, respectively, of expense reimbursements. For the three and six months ended June 30, 2018, the Company waived $0.4 million and $0.8 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company's and SAFE's independent directors, for the periods presented:
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the renovation of a medical office building in Atlanta, GA. As of June 30, 2019, $18.0 million of the loan was funded. During the three months ended June 30, 2019 and 2018, the Company recorded $0.5 million and $0.3 million, respectively, of interest income on the loan. During the six months ended June 30, 2019 and 2018, the Company recorded $0.9 million and $0.6 million, respectively, of interest income on the loan.
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project in San Jose, CA. The transaction includes a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded as of June 30, 2019; and (ii) a $80.5 million leasehold first mortgage. As of June 30, 2019, $14.9 million of the loan was funded. During the three months ended June 30, 2019 and 2018, the Company recorded $0.2 million and $0.1 million, respectively, of interest income on the loan. During the six months ended June 30, 2019 and 2018, the Company recorded $0.3 million and $0.1 million, respectively, of interest income on the loan. The Company entered into a forward purchase contract with SAFE under which SAFE would acquire the Ground Lease in November 2020 for approximately $34.0 million.
In May 2018, the Company provided a $19.9 million leasehold mortgage loan to the ground lessee of a Ground Lease originated at SAFE. As of June 30, 2019, the loan was fully funded. The loan was for the acquisition of two multi-tenant office buildings in Atlanta, GA. During the three months ended June 30, 2019 and 2018, the Company recorded $0.5 million and $0.2 million, respectively, of interest income on the loan. During the six months ended June 30, 2019 and 2018, the Company recorded $1.1 million and $0.2 million, respectively, of interest income on the loan.
In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the conversion of an office building into a multi-family property in Washington, DC. As of June 30, 2019, $12.1 million of the loan was funded. During the three and six months ended June 30, 2019, the Company recorded $0.2 million and $0.4 million, respectively, of interest income on the loan.
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
During the three and six months ended June 30, 2018, the Company recorded $0.7 million and $1.3 million, respectively, of management fees from the Net Lease Venture. The management fees are included in "Other income" in the Company's consolidated statements of operations. Beginning after the Company's consolidation of the Net Lease Venture on June 30, 2018 and after the effect of eliminations, the Company earned $0.4 million and $0.7 million, respectively, of management fees during the three and six months ended June 30, 2019 with respect to services provided to other investors in the Net Lease Venture, which was recorded as a reduction to "Net income attributable to noncontrolling interests" in the Company's consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Net Lease Venture II—In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately 51.9%, which will be accounted for as an equity method investment, and is responsible for managing the venture in exchange for a management fee and incentive fee. During the three and six months ended June 30, 2019, the Company recorded $0.4 million and $0.8 million, respectively, of management fees from the Net Lease Venture II.

In December 2018, Net Lease Venture II acquired four buildings comprising 168,636 square feet (the "Properties") located in Livermore, CA. Net Lease Venture II acquired the Properties for $31.2 million which are 100% leased with four separate leases that expire in December 2028.
Other real estate equity investments—As of June 30, 2019, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 16.0% to 95.0%, comprised of investments of $69.2 million in operating properties and $42.8 million in land assets. As of December 31, 2018, the Company's other real estate equity investments included $65.6 million in operating properties and $65.3 million in land assets.
In August 2018, the Company provided a mezzanine loan with a principal balance of $31.9 million and $30.5 million as of June 30, 2019 and December 31, 2018, respectively, to an unconsolidated entity in which the Company owns a 50% equity interest. As of June 30, 2019 and December 31, 2018, the loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the three and six months ended June 30, 2019, the Company recorded $0.7 million and $1.4 million, respectively, of interest income on the mezzanine loan.

In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owned a 50.0% equity interest. The Company provided financing to the entity in the form of a $27.0 million senior loan, all of which was funded as of December 31, 2018 and was included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. In April 2019, the Company acquired the land and development asset from the entity for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of the $27.0 million senior loan. During the three months ended June 30, 2019 and 2018, the Company recorded $0.1 million and $0.5 million of interest income, respectively, on the senior loan. During the six months ended June 30, 2019 and 2018, the Company recorded $0.6 million and $1.0 million, respectively, of interest income on the senior loan.

Other strategic investments—As of June 30, 2019 and December 31, 2018, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2019	December 31, 2018
Intangible assets, net(1)	$154,574	$156,281
Restricted cash	64,154	42,793
Finance lease right-of-use assets(2)	67,901	—
Operating lease right-of-use assets(2)	28,908	—
Other assets(3)	38,860	32,333
Other receivables(4)	22,036	46,887
Leasing costs, net(5)	4,343	6,224
Corporate furniture, fixtures and equipment, net(6)	3,271	3,850
Deferred financing fees, net	2,505	900
Deferred expenses and other assets, net	$386,552	$289,268

_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $27.7 million and $27.0 million as of June 30, 2019 and December 31, 2018, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $2.2 million and $4.5 million for the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2018, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)
Right-of-use lease assets relate primarily to the Company's leases of office space and certain of its ground leases. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company's weighted average incremental secured borrowing rate for similar collateral estimated to be 5.6% and the weighted average lease term is 9.7 years. For finance leases, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.7% and the weighted average lease term is 97.7 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in "Depreciation and amortization" in the Company's consolidated statements of operations. During the three and six months ended June 30, 2019, the Company recognized $1.0 million and $1.3 million, respectively, in "Interest expense" and $0.2 million and $0.2 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. Right-of-use assets for operating leases are amortized on a straight-line basis over the term of the lease and are recorded in "General and administrative" and "Real estate expense" in the Company's consolidated statements of operations (refer to Note 3). During the three and six months ended June 30, 2019, the Company recognized $0.9 million and $1.8 million, respectively, in "General and administrative" and $0.6 million and $1.8 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases.

(3)	Other assets primarily includes derivative assets, prepaid expenses and deposits for certain real estate assets.

(4)	As of December 31, 2018, includes $26.0 million of reimbursements receivable related to the construction and development of an operating property that was received in 2019.

(5)	Accumulated amortization of leasing costs was $3.2 million and $4.4 million as of June 30, 2019 and December 31, 2018, respectively.

(6)	Accumulated depreciation on corporate furniture, fixtures and equipment was $12.5 million and $11.9 million as of June 30, 2019 and December 31, 2018, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2019	December 31, 2018
Other liabilities(1)	$91,502	143,325
Accrued expenses	75,427	95,149
Finance lease liabilities (see table above)	68,571	—
Intangible liabilities, net(2)	47,708	35,108
Operating lease liabilities (see table above)	28,917	—
Accrued interest payable	33,516	42,669
Accounts payable, accrued expenses and other liabilities	$345,641	$316,251

_______________________________________________________________________________

(1)
As of June 30, 2019 and December 31, 2018, other liabilities includes $0.2 million and $18.5 million, respectively, related to profit sharing arrangements with developers for certain properties sold. As of June 30, 2019 and December 31, 2018, other liabilities also includes $9.1 million and $9.4 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(2)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $3.9 million and $2.8 million as of June 30, 2019 and December 31, 2018, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.6 million and $1.1 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

Note 10—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	June 30, 2019	December 31, 2018
Loan participations payable(1)	$30,037	$22,642
Debt discounts and deferred financing costs, net	(89)	(158)
Total loan participations payable, net	$29,948	$22,484
_______________________________________________________________________________

(1)	As of June 30, 2019 and December 31, 2018, the Company had one loan participation payable with an interest rate of 7.0%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, the corresponding loan receivable balances were $30.1 million and $22.5 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 11—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	June 30, 2019	December 31, 2018
Secured credit facilities and mortgages:
2015 $325 million Revolving Credit Facility	$—	$—	LIBOR + 2.50%	(1)	September 2020
2016 Senior Term Loan	643,500	646,750	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	631,393	802,367	3.62% - 7.26%	(3)
Total secured credit facilities and mortgages	1,274,893	1,449,117
Unsecured notes:
5.00% senior notes(4)	—	375,000	5.00%		—
4.625% senior notes(5)	400,000	400,000	4.625%		September 2020
6.50% senior notes(6)	275,000	275,000	6.50%		July 2021
6.00% senior notes(7)	375,000	375,000	6.00%		April 2022
5.25% senior notes(8)	400,000	400,000	5.25%		September 2022
3.125% senior convertible notes(9)	287,500	287,500	3.125%		September 2022
Total unsecured notes	1,737,500	2,112,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,112,393	3,661,617
Debt discounts and deferred financing costs, net	(43,837)	(52,531)
Total debt obligations, net(10)	$3,068,556	$3,609,086
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

(3)
In June 2019, the buyer of a portfolio of net lease assets assumed a $228.0 million non-recourse mortgage (refer to Note 4). As of June 30, 2019, the weighted average interest rate of these loans is 4.5%, inclusive of the effect of interest rate swaps.

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

(9)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of June 30, 2019 was 66.8675 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $14.95 per share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance in September 2017, the Company valued the debt component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the debt component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of June 30, 2019, the carrying value of the 3.125% Convertible Notes was $265.6 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $18.0 million, net of fees. During the three and six months ended June 30, 2019, the Company recognized $2.2 million and $4.5 million, respectively, of contractual interest and $1.2 million and $2.5 million, respectively, of discount amortization on the 3.125% Convertible Notes. During the three and six months ended June 30, 2018, the Company recognized $2.2 million and $4.5 million, respectively, of contractual interest and $1.2 million and $2.3 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate was 5.2%.

(10)
The Company capitalized interest relating to development activities of $3.5 million and $6.5 million during the three and six months ended June 30, 2019, respectively, and $2.1 million and $4.5 million during the three and six months ended June 30, 2018, respectively..

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of June 30, 2019, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2019 (remaining six months)	$—	$—	$—
2020	400,000	—	400,000
2021	275,000	160,511	435,511
2022	1,062,500	48,438	1,110,938
2023	—	643,500	643,500
Thereafter	100,000	422,444	522,444
Total principal maturities	1,837,500	1,274,893	3,112,393
Unamortized discounts and deferred financing costs, net	(35,026)	(8,811)	(43,837)
Total debt obligations, net	$1,802,474	$1,266,082	$3,068,556

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
During the three and six months ended June 30, 2018, repayments of the 2016 Senior Term Loan resulted in losses on early extinguishment of debt of $2.2 million and $2.5 million, respectively.
2015 Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). In September 2017, the Company upsized the 2015 Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. This facility is secured by a pledge of the equity interest in a pool of assets which provide asset value coverage for borrowings under the facility. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.30% to 0.50%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2021. As of June 30, 2019, based on the Company's borrowing base of assets, the Company had $325.0 million of borrowing capacity available under the 2015 Revolving Credit Facility.
Unsecured Notes—In March 2019, the Company repaid in full the 5.00% senior unsecured notes due July 2019. During the six months ended June 30, 2019, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.5 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Collateral Assets—The carrying value of the Company's assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	June 30, 2019		December 31, 2018
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,254,161	$167,441	$1,620,008	$151,011
Real estate available and held for sale	—	12,770	1,055	21,496
Net investment in leases	421,842	—	—	—
Land and development, net	42,300	626,356	12,300	585,918
Loans receivable and other lending investments, net(2)(3)	364,665	519,939	498,524	480,154
Other investments	—	564,170	—	304,275
Cash and other assets	11,010	763,831	—	1,329,990
Total	$2,093,978	$2,654,507	$2,131,887	$2,872,844
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of June 30, 2019, Collateral Assets includes $403.2 million carrying value of assets held by entities pledged as collateral for the $325.0 million 2015 Revolving Credit Facility that is undrawn as of June 30, 2019.

(2)	As of June 30, 2019 and December 31, 2018, the amounts presented exclude general reserves for loan losses of $12.5 million and $13.0 million, respectively.

(3)	As of June 30, 2019 and December 31, 2018, the amounts presented exclude loan participations of $30.1 million and $22.5 million, respectively.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

to them if the Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.
Note 12—Commitments and Contingencies

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

As of June 30, 2019, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate(2)	Other Investments	Total
Performance-Based Commitments	$330,592	$63,415	$—	$394,007
Strategic Investments	—	—	24,542	24,542
Total	$330,592	$63,415	$24,542	$418,549

_______________________________________________________________________________

(1)	Excludes $19.9 million of commitments on loan participations sold that are not the obligation of the Company.

(2)	Includes a commitment to purchase up to $55.0 million of additional bowling centers over the next several years (refer to Note 5).
Other Commitments—Future minimum lease obligations under operating and finance leases as of June 30, 2019 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2019	$2,147	$1,295
2020	4,054	2,633
2021	1,468	2,686
2022	869	2,740
2023	728	2,794
Thereafter	2,074	759,082
Total undiscounted cash flows	11,340	771,230
Present value discount(1)	(1,586)	(702,659)
Other adjustments(2)	19,163	—
Lease liabilities	$28,917	$68,571
_______________________________________________________________________________

(1)
During the three and six months ended June 30, 2019, the Company made payments of $1.0 million and $2.0 million, respectively, related to its operating leases and $0.7 million and $0.9 million, respectively, related to its finance leases (refer to Note 4). The weighted average lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 4.4 years and the weighted average discount rate was 5.6%. The lease term for the Company's finance lease was 97.7 years and the discount rate was 5.7%.

(2)
The Company is obligated to pay ground rent under certain operating leases; however, the Company's tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations. The amount shown above is the net present value of the payments to be made by the Company's tenants on its behalf.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future minimum lease obligations under operating leases as of December 31, 2018 are as follows ($ in thousands):

Operating(1)
2019	$4,340
2020	4,016
2021	1,589
2022	991
2023	849
Thereafter	2,469
_______________________________________________________________________________

(1)
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

Note 13—Derivatives
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 ($ in thousands)(1):

	Derivative Assets		Derivative Liabilities
As of June 30, 2019	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$228	Accounts payable, accrued expenses and other liabilities	$8,720
Total		$228		$8,720

	Derivative Assets		Derivative Liabilities
As of December 31, 2018	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$3,669	Accounts payable, accrued expenses and other liabilities	$10,244
Total		$3,669		$10,244
_________________________________________________________

(1)
Over the next 12 months, the Company expects that $4.4 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a reduction to interest expense. As of June 30, 2019 and December 31, 2018, the Company posted cash collateral of $17.2 million and $6.4 million, respectively, in connection with its derivatives which were in a liability position and would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended June 30, 2019
Interest rate swaps	Earnings from equity method investments	$(8,036)	$9
Interest rate swaps	Interest expense	(12,951)	(266)

For the Three Months Ended June 30, 2018
Interest rate swaps	Interest Expense	(1,150)	—
Interest rate swaps	Earnings from equity method investments	1,157	81

For the Six Months Ended June 30, 2019
Interest rate swaps	Earnings from equity method investments	(15,226)	153
Interest rate swaps	Interest expense	(20,773)	(417)

For the Six Months Ended June 30, 2018
Interest rate swaps	Interest Expense	(1,150)	—
Interest rate swaps	Earnings from equity method investments	3,508	90

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 14—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of June 30, 2019 and December 31, 2018:

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

(2)
The Company declared and paid dividends of $4.0 million, $3.1 million and $4.7 million on its Series D, G and I Cumulative Redeemable Preferred Stock during the six months ended June 30, 2019 and 2018, respectively. The Company declared and paid dividends of $4.5 million on its Series J Convertible Perpetual Preferred Stock during the six months ended June 30, 2019 and 2018. The character of the 2018 dividends was 100% capital gain distribution, of which 26.02% represented unrecaptured section 1250 gain and 73.98% represented long term capital gain. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

(4)
Each share of the Series J Preferred Stock is convertible at the holder's option at any time into shares of the Company's common stock. The Company may, at its option, redeem the Series J Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $50.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. The conversion rate as of June 30, 2019 was 4.0612 shares of the Company's common stock (equal to a conversion price of approximately $12.31 per share). The conversion rate is subject to adjustment from time to time for specified events.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2017, the Company had $582.4 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2029 and will fully expire in 2036 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Term Loan and the 2015 Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $12.7 million, or $0.19 per share, for the six months ended June 30, 2019. The Company did not declare any common stock dividends for the six months ended June 30, 2018.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the six months ended June 30, 2019, the Company repurchased 6.2 million shares of its outstanding common stock for $58.3 million, for an average cost of $9.42 per share. During the six months ended June 30, 2018, the Company repurchased 0.8 million shares of its outstanding common stock for $8.3 million, for an average cost of $10.22 per share. As of June 30, 2019, the Company had remaining authorization to repurchase up to $22.5 million of common stock under its stock repurchase program.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	June 30, 2019	December 31, 2018
Unrealized gains on available-for-sale securities	$2,185	$475
Unrealized losses on cash flow hedges	(32,123)	(13,546)
Unrealized losses on cumulative translation adjustment	(4,199)	(4,199)
Accumulated other comprehensive loss	$(34,137)	$(17,270)

Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $9.7 million and $14.0 million for the three and six months ended June 30, 2019, respectively, and $3.5 million and $12.6 million for the three and six months ended June 30, 2018, respectively, in "General and administrative" in the Company's consolidated statements of operations.
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
2019-2020 iPIP Plan—The Company's 2019-2020 iPIP plan is an equity-classified award which is measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" in the Company's consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2020 iPIP plan will be held by a consolidated subsidiary of the Company that has two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the six months ended June 30, 2019, the Company recorded $1.4 million of expense related to the 2019-2020 iPIP plan. Distributions on the class B units will be 50% in cash and 50% in shares of the Company's common stock.
2013-2018 iPIP Plans—The remainder of the Company's iPIP plans, as shown in the table below, are liability-classified awards and are remeasured each reporting period at fair value until the awards are settled. Certain employees will be granted awards that entitle employees to receive the residual cash flows from the investments in the plans after the Company has received a specified return on its invested capital and a return of its invested capital. Awards are also subject to reductions under a TSR adjustment. The fair value of awards is determined using a model that forecasts the Company's projected investment performance. Settlement of the awards will be 50% in cash and 50% in shares of the Company's common stock.
The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the six months ended June 30, 2019.

	iPIP Investment Pool
	2013-2014	2015-2016	2017-2018
Points at beginning of period	85.77	79.41	82.43
Granted	—	—	—
Forfeited	(1.60)	(2.73)	(3.72)
Points at end of period	84.17	76.68	78.71

During the six months ended June 30, 2019, the Company made distributions to participants in the 2013-2014 investment pool. The iPIP participants received total distributions in the amount of $7.4 million as compensation, comprised of $3.8 million

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

in cash and 389,545 shares of the Company's common stock, with a fair value of $3.6 million or $9.21 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 209,118 shares of the Company's common stock were issued. As of June 30, 2019 and December 31, 2018, the Company had accrued compensation costs relating to iPIP of $39.9 million and $37.5 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
Long-Term Incentive Plan—The Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the 2009 LTIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors. The Company's shareholders approved the 2009 LTIP in 2009 and approved the performance-based provisions of the 2009 LTIP, as amended, in 2014. In May 2019, the Company's shareholders approved an increase in the number of shares available for issuance under the 2009 LTIP from 8.0 million to 8.9 million and extended the expiration date of the 2009 LTIP from May 2019 to May 2029.
As of June 30, 2019, an aggregate of 3.0 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the six months ended June 30, 2019, is as follows (in thousands):

Nonvested at beginning of period	357
Granted	474
Vested	(52)
Forfeited	(86)
Nonvested at end of period	693

As of June 30, 2019, there was $4.0 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.7 years.
Directors' Awards—During the six months ended June 30, 2019, the Company granted 80,270 restricted shares of common stock to non-employee Directors at a fair value of $8.74 at the time of grant for their annual equity awards and also issued 3,481 common stock equivalents ("CSEs") at a fair value of $9.45 per CSE in respect of dividend equivalents on outstanding CSEs. As of June 30, 2019, a combined total of 255,921 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.2 million.

401(k) Plan—The Company made contributions of $0.1 million and $0.7 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.8 million for the three and six months ended June 30, 2018, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 16—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share ("EPS") calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$373,691	$60,506	$366,721	$95,532
Net income attributable to noncontrolling interests	(2,852)	(9,509)	(5,323)	(9,604)
Preferred dividends	(8,124)	(8,124)	(16,248)	(16,248)
Net income allocable to common shareholders for basic earnings per common share	$362,715	$42,873	$345,150	$69,680
Add: Effect of Series J convertible perpetual preferred stock	2,250	2,250	4,500	4,500
Net income allocable to common shareholders for diluted earnings per common share	$364,965	$45,123	$349,650	$74,180

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Earnings allocable to common shares:
Numerator for basic earnings per share:
Net income allocable to common shareholders	$362,715	$42,873	$345,150	$69,680

Numerator for diluted earnings per share:
Net income allocable to common shareholders	$364,965	$45,123	$349,650	$74,180

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	64,019	67,932	65,873	67,922
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	87	127	85	125
Add: Effect of series J convertible perpetual preferred stock	16,153	15,635	16,053	15,635
Weighted average common shares outstanding for diluted earnings per common share	80,259	83,694	82,011	83,682

Basic earnings per common share:
Net income allocable to common shareholders	$5.67	$0.63	$5.24	$1.03

Diluted earnings per common share:(1)
Net income allocable to common shareholders	$4.55	$0.54	$4.26	$0.89

_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2019, the effect of certain of the Company's restricted stock awards were anti-dilutive. The Company will settle conversions of the 3.125% Convertible Notes (refer to Note 11) by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the three and six months ended June 30, 2019 and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 17—Fair Values
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2019
Recurring basis:
Derivative assets(1)	$228	$—	$228	$—
Derivative liabilities(1)	8,720	—	8,720	—
Available-for-sale securities(1)	23,324	—	23,324	—
Non-recurring basis:
Impaired land and development(2)	1,282	—	—	1,282

As of December 31, 2018
Recurring basis:
Derivative assets(1)	$3,669	$—	$3,669	$—
Derivative liabilities(1)	10,244	—	10,244	—
Available-for-sale securities(1)	21,661	—	—	21,661
Non-recurring basis:
Impaired real estate(3)	29,400	—	—	29,400
Impaired real estate available and held for sale(4)	19,300	—	—	19,300
Impaired land and development(5)	78,400	—	—	78,400

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

(2)	The Company recorded an impairment of $1.1 million on a land and development asset with an estimated fair value of $1.3 million. The fair value is based on market comparable sales.

(3)	The Company recorded aggregate impairments of $76.3 million on three real estate assets with an estimated aggregate fair value of $29.4 million. The impairments were as follows:

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the six months ended June 30, 2019 and 2018 ($ in thousands):

	2019	2018
Beginning balance	$21,661	$22,842
Repayments	(47)	(46)
Unrealized gains (losses) recorded in other comprehensive income	1,710	(956)
Ending balance	$23,324	$21,840

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $0.9 billion and $3.2 billion, respectively, as of June 30, 2019 and $1.0 billion and $3.5 billion, respectively, as of December 31, 2018. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable, net investment in leases and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, is included in the fair value hierarchy table above.
Note 18—Segment Reporting
The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Finance, Net Lease, Operating Properties and Land and Development. The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans and real estate related securities. The Net Lease segment includes the Company's activities and operations related to the ownership of properties generally leased to single corporate tenants and its investment in SAFE (refer to Note 8). The Operating Properties segment includes the Company's activities and operations related to its commercial and residential properties. The Land and Development segment includes the Company's activities related to its developable land portfolio.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended June 30, 2019:
Operating lease income	$—	$48,660	$6,455	$70	$—	$55,185
Interest income	19,933	408	—	—	—	20,341
Interest income from sales-type leases	—	3,817	—	—	—	3,817
Other income	532	2,937	3,974	1,311	1,296	10,050
Land development revenue	—	—	—	9,075	—	9,075
Earnings (losses) from equity method investments	—	3,582	(2,630)	2,924	(236)	3,640
Selling profit from sales-type leases	—	180,416	—	—	—	180,416
Income from sales of real estate	—	219,742	781	—	—	220,523
Total revenue and other earnings	20,465	459,562	8,580	13,380	1,060	503,047
Real estate expense	—	(5,769)	(8,288)	(7,981)	—	(22,038)
Land development cost of sales	—	—	—	(9,236)	—	(9,236)
Other expense	(47)	—	—	—	(11,836)	(11,883)
Allocated interest expense	(7,936)	(23,606)	(2,548)	(5,493)	(4,169)	(43,752)
Allocated general and administrative(2)	(2,279)	(6,734)	(726)	(2,923)	(4,936)	(17,598)
Segment profit (loss)(3)	$10,203	$423,453	$(2,982)	$(12,253)	$(19,881)	$398,540
Other significant items:
Provision for loan losses	$110	$—	$—	$—	$—	$110
Impairment of assets	—	—	2	1,100	—	1,102
Depreciation and amortization	—	12,272	900	244	302	13,718
Capitalized expenditures	—	2,105	1,646	29,414	—	33,165

Three Months Ended June 30, 2018:
Operating lease income	$—	$29,310	$15,199	$100	$—	$44,609
Interest income	25,212	—	—	—	—	25,212
Other income	3,133	698	13,351	1,313	2,328	20,823
Land development revenue	—	—	—	80,927	—	80,927
Earnings from equity method investments	—	2,694	(1,316)	1,023	(9,679)	(7,278)
Gain on consolidation of equity method investment	—	67,877	—	—	—	67,877
Income from sales of real estate	—	24,493	32,402	—	—	56,895
Total revenue and other earnings	28,345	125,072	59,636	83,363	(7,351)	289,065
Real estate expense	—	(3,433)	(23,818)	(9,792)	—	(37,043)
Land development cost of sales	—	—	—	(83,361)	—	(83,361)
Other expense	(290)	—	—	—	(3,426)	(3,716)
Allocated interest expense	(10,648)	(13,591)	(4,578)	(5,308)	(9,047)	(43,172)
Allocated general and administrative(2)	(3,852)	(4,853)	(1,975)	(3,747)	(5,298)	(19,725)
Segment profit (loss)(3)	$13,555	$103,195	$29,265	$(18,845)	$(25,122)	$102,048
Other significant items:
Provision for loan losses	$18,892	$—	$—	$—	$—	$18,892
Impairment of assets	—	4,342	446	1,300	—	6,088
Depreciation and amortization	—	6,341	3,738	318	370	10,767
Capitalized expenditures	—	720	4,623	42,603	—	47,946

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Six Months Ended June 30, 2019:
Operating lease income	$—	$98,143	$15,810	$147	$—	$114,100
Interest income	40,308	408	—	—	—	40,716
Interest income from sales-type leases	—	3,817	—	—	—	3,817
Other income	2,721	6,358	6,349	4,755	4,680	24,863
Land development revenue	—	—	—	21,774	—	21,774
Earnings (losses) from equity method investments	—	10,812	(5,040)	3,211	(34)	8,949
Selling profit from sales-type leases	—	180,416	—	—	—	180,416
Income from sales of real estate	—	219,742	10,188	—	—	229,930
Total revenue and other earnings	43,029	519,696	27,307	29,887	4,646	624,565
Real estate expense	—	(11,874)	(19,321)	(16,783)	—	(47,978)
Land development cost of sales	—	—	—	(23,684)	—	(23,684)
Other expense	(311)	—	—	—	(12,080)	(12,391)
Allocated interest expense	(16,349)	(45,372)	(5,466)	(10,620)	(12,522)	(90,329)
Allocated general and administrative(2)	(4,488)	(12,412)	(1,487)	(6,180)	(9,881)	(34,448)
Segment profit (loss)(3)	$21,881	$450,038	$1,033	$(27,380)	$(29,837)	$415,735
Other significant non-cash items:
Provision for loan losses	$13	$—	$—	$—	$—	$13
Impairment of assets	—	—	3,853	1,100	—	4,953
Depreciation and amortization	—	25,832	2,457	490	607	29,386
Capitalized expenditures	—	4,861	2,063	65,493	—	72,417

Six Months Ended June 30, 2018:
Operating lease income	$—	$59,036	$31,016	$355	$—	$90,407
Interest income	51,909	—	—	—	—	51,909
Other income	3,516	1,746	25,496	1,784	3,600	36,142
Land development revenue	—	—	—	357,356	—	357,356
Earnings (losses) from equity method investments	—	6,252	(2,591)	2,566	(10,173)	(3,946)
Gain from consolidation of equity method investment	—	67,877	—	—	—	67,877
Income from sales of real estate	—	24,907	49,036	—	—	73,943
Total revenue and other earnings	55,425	159,818	102,957	362,061	(6,573)	673,688
Real estate expense	—	(7,411)	(45,443)	(20,370)	—	(73,224)
Land development cost of sales	—	—	—	(306,768)	—	(306,768)
Other expense	(690)	—	—	—	(4,192)	(4,882)
Allocated interest expense	(22,413)	(27,792)	(10,106)	(11,781)	(16,261)	(88,353)
Allocated general and administrative(2)	(7,821)	(9,439)	(4,018)	(7,552)	(10,618)	(39,448)
Segment profit (loss)(3)	$24,501	$115,176	$43,390	$15,590	$(37,644)	$161,013
Other significant non-cash items:
Provision for loan losses	$18,037	$—	$—	$—	$—	$18,037
Impairment of assets	—	4,342	4,546	1,300	—	10,188
Depreciation and amortization	—	12,652	7,664	832	730	21,878
Capitalized expenditures	—	1,198	12,324	74,050	—	87,572

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
As of June 30, 2019
Real estate
Real estate, net	$—	$1,249,824	$171,778	$—	$—	$1,421,602
Real estate available and held for sale	—	—	12,770	—	—	12,770
Total real estate	—	1,249,824	184,548	—	—	1,434,372
Net investment in leases	—	421,842	—	—	—	421,842
Land and development, net	—	—	—	668,656	—	668,656
Loans receivable and other lending investments, net	858,061	44,085	—	—	—	902,146
Other investments	—	408,257	69,208	42,750	43,955	564,170
Total portfolio assets	$858,061	$2,124,008	$253,756	$711,406	$43,955	3,991,186
Cash and other assets						774,841
Total assets						$4,766,027

As of December 31, 2018
Real estate
Real estate, net	$—	$1,536,494	$234,525	$—	$—	$1,771,019
Real estate available and held for sale	—	1,055	21,496	—	—	22,551
Total real estate	—	1,537,549	256,021	—	—	1,793,570
Land and development, net	—	—	—	598,218	—	598,218
Loans receivable and other lending investments, net	988,224	—	—	—	—	988,224
Other investments	—	165,804	65,643	65,312	7,516	304,275
Total portfolio assets	$988,224	$1,703,353	$321,664	$663,530	$7,516	3,684,287
Cash and other assets						1,329,990
Total assets						$5,014,277
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

(2)
General and administrative excludes stock-based compensation expense of $9.7 million and $14.0 million for the three and six months ended June 30, 2019, respectively, and $3.5 million and $12.6 million for the three and six months ended June 30, 2018, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Segment profit	$398,540	$102,048	$415,735	$161,013
Less: Provision for loan losses	(110)	(18,892)	(13)	(18,037)
Less: Impairment of assets	(1,102)	(6,088)	(4,953)	(10,188)
Less: Stock-based compensation expense	(9,705)	(3,503)	(13,954)	(12,593)
Less: Depreciation and amortization	(13,718)	(10,767)	(29,386)	(21,878)
Less: Income tax expense	(214)	(128)	(240)	(249)
Less: Loss on early extinguishment of debt, net	—	(2,164)	(468)	(2,536)
Net income	$373,691	$60,506	$366,721	$95,532

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
Introduction
iStar Inc. ("iStar") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. We also manage entities focused on ground lease ("Ground Lease") and net lease investments. We have invested over $40 billion of capital over the past two decades and are structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. Our primary business segments are real estate finance, net lease, operating properties and land and development.
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
For the three months ended June 30, 2019, we recorded net income allocable to common shareholders of $362.7 million, compared to net income of $42.9 million during the same period in the prior year. Adjusted income allocable to common shareholders for the three months ended June 30, 2019 was $316.9 million, compared to $43.6 million during the same period in the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income). The increase in 2019 was primarily due to $219.7 million of gains from the sale of a portfolio of net lease assets and $180.4 million in gains resulting from a lease modification (refer to Note 5).
We continue to work on monetizing, repositioning or redeveloping our legacy portfolio, which includes transitional operating properties and land and development assets, such as the Asbury Park assemblage and the Magnolia Green community (refer to our Annual Report on Form 10-K), in order to maximize their value.

As of June 30, 2019, we had $330.1 million of cash and $325.0 million of credit facility availability. We have no debt maturities for the remainder of 2019. We expect to use our unrestricted cash balance primarily to fund future investment activities, pay debt service, make distributions to shareholders and for general working capital needs.
Portfolio Overview

As of June 30, 2019, based on our gross book value, including the carrying value of our equity method investments exclusive of accumulated depreciation, our total investment portfolio has the following characteristics:

As of June 30, 2019, based on our gross book value, including the carrying value of our equity method investments gross of accumulated depreciation, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$93,974	$1,041,550	$111,054	$—	$1,246,578	28.4%
Entertainment / Leisure	—	934,792	15,813	—	950,605	21.6%
Land and Development	80,350	—	—	720,528	800,878	18.2%
Ground Leases	—	428,882	—	—	428,882	9.8%
Hotel	265,987	—	47,578	—	313,565	7.1%
Mixed Use / Mixed Collateral	194,236	—	39,421	—	233,657	5.3%
Multifamily	111,723	—	31,466	—	143,189	3.3%
Other Property Types	49,178	57,348	—	—	106,526	2.4%
Condominium	53,007	—	11,824	—	64,831	1.5%
Retail	22,126	—	38,952	—	61,078	1.4%
Strategic Investments	—	—	—	—	43,955	1.0%
Total	$870,581	$2,462,572	$296,108	$720,528	$4,393,744	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$366,359	$739,562	$63,876	$362,917	$1,532,714	34.9%
West	194,158	417,246	56,014	76,962	744,380	16.9%
Mid-Atlantic	12,033	483,263	—	126,540	621,836	14.2%
Southeast	114,429	318,809	15,400	71,543	520,181	11.8%
Southwest	29,436	262,860	117,885	51,066	461,247	10.5%
Central	54,210	231,522	42,933	31,500	360,165	8.2%
Various	99,956	9,310	—	—	109,266	2.5%
Strategic Investments	—	—	—	—	43,955	1.0%
Total	$870,581	$2,462,572	$296,108	$720,528	$4,393,744	100.0%

Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of June 30, 2019, our real estate finance portfolio, including securities, totaled $914.7 million, exclusive of general loan loss reserves. The portfolio, excluding securities, included $739.9 million of performing loans with a weighted average maturity of 1.6 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	June 30, 2019
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	29	$739,907	$(12,520)	$727,387	96.7%	1.7%
Non-performing loans	3	66,033	(40,888)	25,145	3.3%	61.9%
Total	32	$805,940	$(53,408)	$752,532	100.0%	6.6%

	December 31, 2018
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$852,768	$(13,000)	$839,768	97.0%	1.5%
Non-performing loans	3	66,725	(40,395)	26,330	3.0%	60.5%
Total	38	$919,493	$(53,395)	$866,098	100.0%	5.8%

Performing Loans—The table below summarizes our performing loans exclusive of reserves ($ in thousands):

	June 30, 2019	December 31, 2018
Senior mortgages	$605,126	$694,025
Corporate/Partnership loans	124,266	148,583
Subordinate mortgages	10,515	10,160
Total	$739,907	$852,768

Weighted average LTV	63%	63%
Yield	9.1%	9.2%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2019, we had non-performing loans with an aggregate carrying value of $25.1 million compared to non-performing loans with an aggregate carrying value of $26.3 million as of December 31, 2018. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $53.4 million as of June 30, 2019, or 6.6% of total loans, compared to $53.4 million or 5.8% as of December 31, 2018. For the six months ended June 30, 2019, the provision for loan losses included an increase in the specific reserve of $0.5 million offset by a decrease in the general reserve of $0.5 million. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2019, asset-specific reserves increased to $40.9 million compared to $40.4 million as of December 31, 2018.

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

The general reserve decreased to $12.5 million or 1.7% of performing loans as of June 30, 2019, compared to $13.0 million or 1.5% of performing loans as of December 31, 2018. The decrease was primarily attributable to a decrease in the balance of our performing loans.

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

The net lease segment includes our traditional net lease investments and our investment in SAFE. As of June 30, 2019, our consolidated net lease portfolio totaled $2.0 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II, exclusive of accumulated depreciation, totaled $2.5 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate(1)	Net Lease Venture II	SAFE
Ownership %	100.0%	51.9%	66.5%
Gross book value (millions)(2)	$2,045	$31	$1,051

% Leased	98.4%	100.0%	100.0%
Square footage (thousands)	16,303	169	N/A
Weighted average lease term (years)(3)	17.8	9.5	84.3
Weighted average yield(4)	8.6%	8.2%	5.0%
_______________________________________________________________________________
(1)We own 51.9% of the Net Lease Venture which is consolidated in our GAAP financial statements.
(2)Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us.
(3)Weighted average lease term is calculated using GAAP rent and the initial maturity and does not include extension options.
(4)Yield for SAFE is calculated over the trailing twelve months and excludes management fees earned by us.
Net Lease Venture—In 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets and gave a right of first refusal to the venture on all new net lease investments that met specified investment criteria (refer to Note 8 in our consolidated financial statements for more information on our Net Lease Venture). The Net Lease Venture's investment period expired on June 30, 2018 and the remaining term of the venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of us and our partner. We obtained control over the Net Lease Venture when the investment period expired on June 30, 2018 and consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment.
Net Lease Venture II—In July 2018, we entered into Net Lease Venture II with similar investment strategies as the Net Lease Venture (refer to Note 8). The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by us. We have an equity interest in the new venture of approximately 51.9%, which is accounted for as an equity method investment, and are responsible for managing the venture in exchange for a management fee and incentive fee.

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE's Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on its land at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of June 30, 2019, we owned approximately 66.5% of SAFE's common stock outstanding.
We account for our investment in SAFE as an equity method investment (refer to Note 8). We are SAFE's external manager, and we have an exclusivity agreement with SAFE pursuant to which we agreed, subject to certain exceptions, that we will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless we have first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.
Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and collateral types including office, retail, hotel and residential properties. As of June 30, 2019, our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $296.1 million.

Land and Development
The following table presents a land and development portfolio rollforward for the six months ended June 30, 2019.

Land and Development Portfolio Rollforward
(in millions)
	Asbury Ocean Club	Asbury Park Waterfront	Magnolia Green	All Others	Total Segment
Beginning balance(1)	$165.4	$74.7	$109.5	$248.6	$598.2
Asset sales(2)	—	(4.0)	(9.4)	(9.5)	(22.9)
Capital expenditures	49.1	3.1	7.8	5.5	65.5
Other	—	—	(1.1)	29.0	27.9
Ending balance(1)	$214.5	$73.8	$106.8	$273.6	$668.7
_______________________________________________________________________
(1)As of June 30, 2019 and December 31, 2018, Total Segment excludes $42.8 million and $65.3 million, respectively, of equity method investments.

(2)	Represents gross book value of the assets sold, rather than proceeds received.

Results of Operations for the Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

	For the Three Months Ended June 30,
	2019	2018	$ Change
	(in thousands)
Operating lease income	$55,185	$44,609	$10,576
Interest income	20,341	25,212	(4,871)
Interest income from sales-type leases	3,817	—	3,817
Other income	10,050	20,823	(10,773)
Land development revenue	9,075	80,927	(71,852)
Total revenue	98,468	171,571	(73,103)
Interest expense	43,752	43,172	580
Real estate expense	22,038	37,043	(15,005)
Land development cost of sales	9,236	83,361	(74,125)
Depreciation and amortization	13,718	10,767	2,951
General and administrative	27,303	23,228	4,075
Provision for loan losses	110	18,892	(18,782)
Impairment of assets	1,102	6,088	(4,986)
Other expense	11,883	3,716	8,167
Total costs and expenses	129,142	226,267	(97,125)
Income from sales of real estate	220,523	56,895	163,628
Loss on early extinguishment of debt, net	—	(2,164)	2,164
Earnings (losses) from equity method investments	3,640	(7,278)	10,918
Selling profit from sales-type leases	180,416	—	180,416
Gain on consolidation of equity method investment	—	67,877	(67,877)
Income tax expense	(214)	(128)	(86)
Net income	$373,691	$60,506	$313,185

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased $10.6 million, or 24%, to $55.2 million during the three months ended June 30, 2019 from $44.6 million for the same period in 2018. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended June 30,
	2019	2018	Change
Net Lease(1)	$48.7	$29.3	$19.4
Operating Properties(2)	6.4	15.2	(8.8)
Land and Development	0.1	0.1	—
Total	$55.2	$44.6	$10.6
______________________________________________________________

(1)
Change primarily due to a $23.8 million increase from the consolidation of the Net Lease Venture on June 30, 2018 and acquiring a new asset during the three months ended June 30, 2019, partially offset by $4.4 million from the reclassification of certain net leases as sales-type leases in May 2019 (refer to Note 5) and asset sales.

(2)	Change primarily due to asset sales.

The following table shows certain same store statistics for our Net Lease segment. Same store assets are defined as assets we owned on or prior to April 1, 2018 and were in service through June 30, 2019 (Operating lease income in millions).

	Three Months Ended June 30,
	2019	2018
Operating lease income	$22.6	$22.1
Rent per square foot	$9.11	$9.27
Occupancy(1)	97.5%	97.9%
______________________________________________________________

(1)	Occupancy as of June 30, 2019 and 2018.

Interest income decreased $4.9 million, or 19%, to $20.3 million during the three months ended June 30, 2019 from $25.2 million for the same period in 2018. The decrease was due primarily to a decrease in the average balance of our performing loans, which was $883.4 million for the three months ended June 30, 2019 and $1.04 billion for the three months ended June 30, 2018. The weighted average yield on our performing loans was 9.1% and 9.7% for the three months ended June 30, 2019 and 2018, respectively.
Interest income from sales-type leases was $3.8 million for the three months ended June 30, 2019. On January 1, 2019, we adopted new accounting standards (refer to Note 3) and classify certain of our leases as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our leases that do not qualify as sales-type leases.
Other income decreased $10.8 million, or 52%, to $10.1 million during the three months ended June 30, 2019 from $20.8 million for the same period in 2018. Other income during the three months ended June 30, 2019 consisted primarily of income from our hotel properties, other ancillary income from our operating properties, land and development projects and loan portfolio and interest income on our cash. Other income during the three months ended June 30, 2018 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and interest income on our cash.
Land development revenue and cost of sales—During the three months ended June 30, 2019, we sold residential lots and units and recognized land development revenue of $9.1 million which had associated cost of sales of $9.2 million. During the three months ended June 30, 2018, we sold residential lots and units and recognized land development revenue of $80.9 million which had associated cost of sales of $83.4 million. The decrease in 2019 was primarily the result of the monetization during the three months ended June 30, 2018 of a 785 acre master planned community entitled for 1,458 single family lots in Riverside County, California.
Costs and expenses—Interest expense increased $0.6 million, or 1%, to $43.8 million during the three months ended June 30, 2019 from $43.2 million for the same period in 2018 due to an increase in the balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, which increased to $3.39 billion for the three months ended June 30, 2019 from $3.18 billion for the same period in 2018. Our weighted average cost of debt for the three months ended June 30, 2019 and 2018 was 5.5% and 5.7%, respectively. The increase in debt was primarily attributable to our consolidation of the Net Lease Venture on June 30, 2018, of which we own a 51.9% equity interest, which increased our interest expense by $5.6 million for the three months ended June 30, 2019.
Real estate expenses decreased $15.0 million, or 41%, to $22.0 million during the three months ended June 30, 2019 from $37.0 million for the same period in 2018. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended June 30,
	2019	2018	Change
Operating Properties(1)	$8.3	$23.8	$(15.5)
Land and Development(2)	8.0	9.8	(1.8)
Net Lease(3)	5.7	3.4	2.3
Total	$22.0	$37.0	$(15.0)
______________________________________________________________

(1)	Change primarily due to asset sales.

(2)
Change primarily due to certain assets being moved to operating properties after beginning operations and a decrease in legal and consulting costs, partially offset by an increase in marketing costs at certain properties.

(3)	Change primarily due to the consolidation of the Net Lease Venture.

Depreciation and amortization increased $3.0 million, or 27%, to $13.7 million during the three months ended June 30, 2019 from $10.8 million for the same period in 2018, primarily due to the consolidation of the Net Lease Venture on June 30, 2018, partially offset by the sale of commercial operating properties in since June 30, 2018.
General and administrative expenses increased $4.1 million, or 18%, to $27.3 million during the three months ended June 30, 2019 from $23.2 million for the same period in 2018. The following table summarizes our general and administrative expenses for the three months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,
	2019		2018	Change
Payroll and related costs(1)	$14.2		$15.5	$(1.3)
Performance Incentive Plans(2)	7.9	5.0	2.2	5.7
Public company costs	1.4		1.3	0.1
Occupancy costs	1.1		1.4	(0.3)
Other	2.7		2.8	(0.1)
Total	$27.3		$23.2	$4.1
____________________________________________________

(1)	Decrease due to a reduction in headcount to 157 employees as of June 30, 2019 from 186 employees as of December 31, 2017.

(2)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. Such amounts may increase or decrease (except for 2019-2020 Plan) over time until the awards are settled. Please refer to Note 15 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The provision for loan losses was $0.1 million during the three months ended June 30, 2019 as compared to $18.9 million for the same period in 2018. The provision for loan losses for the three months ended June 30, 2018 was due to a specific reserve of $21.4 million resulting from the resolution of a non-performing loan partially offset by a $2.5 million decrease in the general reserve.
Impairment of assets was $1.1 million during the three months ended June 30, 2019 and resulted from an impairment on a land and development asset due to a change in business strategy. During the three months ended June 30, 2018, we recorded an aggregate impairment of $6.1 million that resulted from a net lease asset where the total recovery was less than the carrying value and a land and development asset based upon market comparable sales.
Other expense increased to $11.9 million during the three months ended June 30, 2019 from $3.7 million for the same period in 2018. The increase in 2019 was due primarily to losses associated with derivative contracts that were terminated.
Income from sales of real estate—Income from sales of real estate increased to $220.5 million during the three months ended June 30, 2019 from $56.9 million for the same period in 2018. The following table presents our income from sales of real estate by segment ($ in millions).

	Three Months Ended June 30,
	2019	2018
Net Lease(1)	$219.7	$24.5
Operating Properties	0.8	32.4
Total	$220.5	$56.9
____________________________________________________

(1)	During the three months ended June 30, 2019, the Company sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized gains of $219.7 million.

Loss on early extinguishment of debt, net—During the three months ended June 30, 2018, we incurred losses on early extinguishment of debt of $2.2 million resulting from the modification and upsize of our 2016 Senior Term Loan during the three months ended June 30, 2018.
Earnings (losses) from equity method investments—Earnings (losses) from equity method investments increased to $3.6 million during the three months ended June 30, 2019 from $(7.3) million for the same period in 2018. During the three months ended June 30, 2019, we recognized $3.8 million of income from our equity method investment in SAFE, $2.0 million from sales activity at a land development venture and $2.2 million was aggregate losses from our remaining equity method investments. During the three months ended June 30, 2018, we recognized $2.0 million related to operations at our Net Lease Venture (which is consolidated as of June 30, 2018), $0.7 million from our equity method investment in SAFE and $10.0 million was aggregate losses from our remaining equity method investments inclusive of a $10.0 million impairment on a foreign equity method investment due to local market conditions.
Selling profit from sales-type leases—During the three months ended June 30, 2019, we entered into a transaction with an operator of bowling entertainment venues, consisting of the purchase of nine bowling centers for $56.7 million and a commitment to purchase up to $55.0 million of additional bowling centers over the next several years. The new centers were added to our existing master leases with the tenant. In connection with this transaction, the maturities of the leases were extended by 15 years to 2047. As a result of the modifications to the leases, we accounted for the leases as sales-type leases and recognized $180.4 million in "Selling profit from sales-type leases" as a result of the transaction.
Gain on consolidation of equity method investment—On June 30, 2018, we gained control of the Net Lease Venture when its investment period expired. As a result, as of June 30, 2018, we consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment. We recorded a gain of $67.9 million as a result of the consolidation.

Income tax expense—Income tax expense of $0.2 million was recorded during the three months ended June 30, 2019 as compared to an income tax expense of $0.1 million for the same period in 2018. The income tax expense for the three months ended June 30, 2019 and 2018 primarily related to state margins taxes and other minimum state franchise taxes.

Results of Operations for the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

	For the Six Months Ended June 30,
	2019	2018	$ Change
	(in thousands)
Operating lease income	$114,100	$90,407	$23,693
Interest income	40,716	51,909	(11,193)
Interest income from sales-type leases	3,817	—	3,817
Other income	24,863	36,142	(11,279)
Land development revenue	21,774	357,356	(335,582)
Total revenue	205,270	535,814	(330,544)
Interest expense	90,329	88,353	1,976
Real estate expense	47,978	73,224	(25,246)
Land development cost of sales	23,684	306,768	(283,084)
Depreciation and amortization	29,386	21,878	7,508
General and administrative	48,402	52,041	(3,639)
Provision for loan losses	13	18,037	(18,024)
Impairment of assets	4,953	10,188	(5,235)
Other expense	12,391	4,882	7,509
Total costs and expenses	257,136	575,371	(318,235)
Income from sales of real estate	229,930	73,943	155,987
Loss on early extinguishment of debt, net	(468)	(2,536)	2,068
Earnings (losses) from equity method investments	8,949	(3,946)	12,895
Selling profit from sales-type leases	180,416	—	180,416
Gain on consolidation of equity method investment	—	67,877	(67,877)
Income tax expense	(240)	(249)	9
Net income	$366,721	$95,532	$271,189

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased $23.7 million, or 26%, to $114.1 million during the six months ended June 30, 2019 from $90.4 million for the same period in 2018. The following table summarizes our operating lease income by segment ($ in millions).

	For the Six Months Ended June 30,
	2019	2018	Change
Net Lease(1)	$98.1	$59.0	$39.1
Operating Properties(2)	15.9	31.0	(15.1)
Land and Development	0.1	0.4	(0.3)
Total	$114.1	$90.4	$23.7
______________________________________________________________

(1)
Change primarily due to a $44.7 million increase from the consolidation of the Net Lease Venture on June 30, 2018 and acquiring a new asset during the six months ended June 30, 2019, partially offset by a decrease of $5.4 million from the reclassification of certain net leases as sales-type leases in May 2019 (refer to Note 5) and asset sales.

(2)	Change primarily due to asset sales.

The following table shows certain same store statistics for our Net Lease segment. Same store assets are defined as assets we owned on or prior to January 1, 2018 and were in service through June 30, 2019 (Operating lease income in millions).

	Six Months Ended June 30,
	2019	2018
Operating lease income	$44.6	$44.6
Rent per square foot	$9.00	$9.16
Occupancy(1)	97.5%	97.9%
______________________________________________________________

(1)	Occupancy as of June 30, 2019 and 2018.

Interest income decreased $11.2 million, or 22%, to $40.7 million during the six months ended June 30, 2019 from $51.9 million for the same period in 2018. The decrease was due primarily to a decrease in the average balance of our performing loans, which was $891.6 million for the six months ended June 30, 2019 and $1.09 billion for the six months ended June 30, 2018. The weighted average yield on our performing loans was 9.1% and 9.5% for the six months ended June 30, 2019 and 2018, respectively.
Interest income from sales-type leases was $3.8 million for the six months ended June 30, 2019. On January 1, 2019, we adopted new accounting standards (refer to Note 3) and classify certain of our leases as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our leases that do not qualify as sales-type leases.
Other income decreased $11.3 million, or 31%, to $24.9 million during the six months ended June 30, 2019 from $36.1 million for the same period in 2018. Other income during the six months ended June 30, 2019 consisted primarily of income from our hotel properties, other ancillary income from our operating properties, land and development projects and loan portfolio and interest income on our cash. Other income during the six months ended June 30, 2018 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and interest income on our cash.
Land development revenue and cost of sales—During the six months ended June 30, 2019, we sold residential lots and units and recognized land development revenue of $21.8 million which had associated cost of sales of $23.7 million. During the six months ended June 30, 2018, we sold land parcels and residential lots and units and recognized land development revenue of $357.4 million which had associated cost of sales of $306.8 million. The decrease in 2019 was primarily the result of two bulk parcel sales during the six months ended June 30, 2018.
Costs and expenses—Interest expense increased $2.0 million, or 2%, to $90.3 million during the six months ended June 30, 2019 from $88.4 million for the same period in 2018 due to an increase in the balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, which increased to $3.51 billion for the six months ended June 30, 2019 from $3.29 billion for the same period in 2018. Our weighted average cost of debt for the six months ended June 30, 2019 and 2018 was 5.5% and 5.4%, respectively. The increase in debt was primarily attributable to our consolidation of the Net Lease Venture on June 30, 2018, of which we own a 51.9% equity interest, which increased our interest expense by $11.4 million for the six months ended June 30, 2019. This impact was offset by our repayment in full of the 5.00% senior unsecured notes due July 2019.
Real estate expenses decreased $25.2 million, or 34%, to $48.0 million during the six months ended June 30, 2019 from $73.2 million for the same period in 2018. The following table summarizes our real estate expenses by segment ($ in millions).

	Six Months Ended June 30,
	2019	2018	Change
Operating Properties(1)	$19.3	$45.4	$(26.1)
Land and Development(2)	16.8	20.4	(3.6)
Net Lease(3)	11.9	7.4	4.5
Total	$48.0	$73.2	$(25.2)
______________________________________________________________

(1)	Change primarily due to asset sales, partially offset by an increase at properties that began operations.

(2)
Change primarily due to certain properties being moved to operating properties after beginning operations and a decrease in legal costs at properties, partially offset by an increase in marketing costs at certain of our properties.

(3)	Change primarily due to the consolidation of the Net Lease Venture.

Depreciation and amortization increased $7.5 million, or 34%, to $29.4 million during the six months ended June 30, 2019 from $21.9 million for the same period in 2018, primarily due to the consolidation of the Net Lease Venture on June 30, 2018, partially offset by the sale of commercial operating properties since July 1, 2018.
General and administrative expenses decreased $3.6 million, or 7%, to $48.4 million during the six months ended June 30, 2019 from $52.0 million for the same period in 2018. The following table summarizes our general and administrative expenses for the six months ended June 30, 2019 and 2018 (in millions):

	Six Months Ended June 30,
	2019		2018	Change
Payroll and related costs(1)	$26.6		$30.8	$(4.2)
Performance Incentive Plans(2)	11.5	5.0	10.2	1.3
Public company costs	2.9		2.9	—
Occupancy costs	2.2		2.6	(0.4)
Other	5.2		5.5	(0.3)
Total	$48.4		$52.0	$(3.6)
____________________________________________________

(1)	Decrease due to a reduction in headcount to 157 employees as of June 30, 2019 from 186 employees as of December 31, 2017.

(2)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. Such amounts may increase or decrease (except for 2019-2020 Plan) over time until the awards are settled. Please refer to Note 15 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The provision for loan losses was $13.0 thousand during the six months ended June 30, 2019 as compared to $18.0 million for the same period in 2018. The provision for loan losses for the six months ended June 30, 2019 was due to an increase in the specific reserve of $0.5 million offset by a decrease in the general reserve. The provision for loan losses for the six months ended June 30, 2018 was due to a specific reserve of $21.4 million resulting from the resolution of a non-performing loan partially offset by a $3.4 million decrease in the general reserve.
Impairment of assets was $5.0 million during the six months ended June 30, 2019 and resulted from an impairment of $3.3 million on a commercial operating property based on an executed purchase and sale agreement, a $1.1 million impairment on a land and development asset due to a change in business strategy and $0.6 million of impairments in connection with the sale of residential condominium units. During the six months ended June 30, 2018, we recorded an aggregate impairment of $10.2 million that resulted from a net lease asset where the total recovery was less than the carrying value, an impairment on a real estate asset held for sale due to contracts to sell the remaining four condominium units at the property and a land and development asset based upon market comparable sales.
Other expense increased to $12.4 million during the six months ended June 30, 2019 from $4.9 million for the same period in 2018. The increase in 2019 was due primarily to losses associated with derivative contracts that were terminated.
Income from sales of real estate—Income from sales of real estate increased to $229.9 million during the six months ended June 30, 2019 from $73.9 million for the same period in 2018. The following table presents our income from sales of real estate by segment ($ in millions).

	Six Months Ended June 30,
	2019	2018
Net Lease(1)	$219.7	$49.0
Operating Properties	10.2	24.9
Total	$229.9	$73.9
_______________________________________________________________________________

(1)
During the six months ended June 30, 2019, the Company sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized gains of $219.7 million in "Income from sales of real estate" in the Company's consolidated statements of operations.

Loss on early extinguishment of debt, net—During the six months ended June 30, 2019 and 2018, we incurred losses on early extinguishment of debt of $0.5 million and $2.5 million, respectively, resulting from repayments of senior notes prior to maturity during the six months ended June 30, 2019 and from repayments of our 2016 Senior Term Loan prior to its modification and the modification and upsize of our 2016 Senior Term Loan during the six months ended June 30, 2018.

Earnings (losses) from equity method investments—Earnings (losses) from equity method investments increased to $8.9 million during the six months ended June 30, 2019 from $(3.9) million for the same period in 2018. During the six months ended June 30, 2019, we recognized $11.1 million of income from our equity method investment in SAFE, $2.3 million from sales activity at a land development venture and $4.5 million was aggregate losses from our remaining equity method investments. During the six months ended June 30, 2018, we recognized $4.1 million related to operations at our Net Lease Venture (which we consolidate as of June 30, 2018), $2.2 million from our equity method investment in SAFE and $10.2 million was aggregate losses from our remaining equity method investments inclusive of a $10.0 million impairment on a foreign equity method investment due to local market conditions.
Selling profit from sales-type leases—During the six months ended June 30, 2019, we entered into a transaction with an operator of bowling entertainment venues, consisting of the purchase of nine bowling centers for $56.7 million and a commitment to purchase up to $55.0 million of additional bowling centers over the next several years. The new centers were added to our existing master leases with the tenant. In connection with this transaction, the maturities of the leases were extended by 15 years to 2047. As a result of the modifications to the leases, we accounted for the leases as sales-type leases and recognized $180.4 million in "Selling profit from sales-type leases" as a result of the transaction.
Gain on consolidation of equity method investment—On June 30, 2018, we gained control of the Net Lease Venture when its investment period expired. As a result, as of June 30, 2018, we consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment. We recorded a gain of $67.9 million as a result of the consolidation.

Income tax expense—Income tax expense of $0.2 million was recorded during the six months ended June 30, 2019 as compared to an income tax expense of $0.2 million for the same period in 2018. The income tax expense for the six months ended June 30, 2019 and 2018 primarily related to state margins taxes and other minimum state franchise taxes.
Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income is used internally as a supplemental performance measure adjusting for certain non-cash GAAP measures to give management a view of income more directly derived from operating activities in the period in which they occur. Adjusted income is calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense, the imputed non-cash interest expense recognized for the conversion feature of our senior convertible notes, the non-cash portion of gain (loss) on early extinguishment of debt and is adjusted for the effect of gains or losses on charge-offs and dispositions on carrying value gross of loan loss reserves and impairments ("Adjusted Income").

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018	2017	2019	2018	2017
	(in thousands)
Adjusted Income
Net income allocable to common shareholders	$362,715		$42,873	$177,467	$345,150	$69,680	$150,365
Add: Depreciation and amortization(1)	14,305		15,511	15,620	29,740	32,279	30,672
Add (Less): Provision for (recovery of) loan losses	110		18,892	(600)	13	18,037	(5,528)
Add: Impairment of assets(2)	1,102		16,680	10,284	4,953	20,780	14,696
Add: Stock-based compensation expense	9,705		3,503	3,915	13,954	12,593	9,796
Add: Loss on early extinguishment of debt, net	—		2,164	565	468	2,536	775
Add: Non-cash interest expense on senior convertible notes	1,238	—	1,176	—	2,460	2,336	—
Add: Deferred gain on sale(3)	—		—	55,500	—	—	55,500
Less: Losses on charge-offs and dispositions(4)	(72,315)		(57,153)	(8,811)	(80,000)	(61,460)	(14,127)
Adjusted income allocable to common shareholders(3)	$316,860		$43,646	$253,940	$316,738	$96,781	$242,149
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

(3)
Adjusted Income for the six months ended June 30, 2018, as previously reported, included a $75.9 million add-back attributable to aggregate deferred gains on our retained interests in entities to which we sold or contributed properties prior to 2018 and a $3.3 million add-back for depreciation related to such properties. We recognized those gains in our GAAP retained earnings as of January 1, 2018 when we adopted a new accounting standard that mandated such recognition. We are retrospectively modifying our presentation of Adjusted Income for 2018 and 2017, as shown in the table above, to reflect the effects of the dispositions in the periods in which they occurred. Adjusted Income for the three and six months ended June 30, 2017 shown in the table above includes $55.5 million of the aggregate deferred gain, which resulted from the sale of our Ground Lease business to SAFE in the second quarter of 2017. The remaining $23.7 million of the aggregate deferred gains are not shown in the table above because the disposition transactions occurred prior to 2017. Adjusted Income as previously reported (i.e., prior to the retrospective modification) for the three and six months ended June 30, 2018 was $43.6 million and $176.0 million, respectively, and for the three and six months ended June 30, 2017 was $198.4 million and $186.6 million, respectively.

(4)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not Adjusted Income.

Liquidity and Capital Resources

During the three months ended June 30, 2019, we invested $212.7 million into new investments, prior financing commitments and ongoing real estate development. This amount includes $55.2 million in lending and other investments, $43.2 million to develop our land and development assets, $67.5 million to invest in net lease assets and $9.8 million of capital to reposition or redevelop our operating properties and $37.0 in other investments. Also during the three months ended June 30, 2019, we generated $544.3 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $72.0 million from real estate finance, $458.2 million from operating properties and net lease assets and $14.1 million from land and development assets. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Six Months Ended June 30,
	2019	2018
Operating Properties	$3,636	$15,951
Net Lease	8,385	1,854
Total capital expenditures on real estate assets	$12,021	$17,805

Land and Development	$73,314	$61,577
Total capital expenditures on land and development assets	$73,314	$61,577
As of June 30, 2019, we had unrestricted cash of $330.1 million. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, distributions to shareholders and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $50.0 million to $100.0 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development projects and operating properties, and include multifamily and residential development activities which are expected to include approximately $30.0 million in vertical construction. The amount actually invested will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of June 30, 2019, we also had approximately $418.5 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have $357.2 million principal amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers. Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of June 30, 2019 (refer to Note 11 to our consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$1,737,500	$—	$1,050,000	$687,500	$—	$—
Secured credit facilities	643,500	6,500	13,000	624,000	—	—
Mortgages	631,393	13,281	179,852	66,749	359,452	12,059
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,112,393	19,781	1,242,852	1,378,249	359,452	112,059
Interest Payable(1)	592,987	156,236	264,193	90,104	56,549	25,905
Loan Participations Payable(2)	30,037	30,037	—	—	—	—
Lease Obligations(3)	782,556	6,887	9,243	7,006	16,740	742,680
Total	$4,517,973	$212,941	$1,516,288	$1,475,359	$432,741	$880,644
_______________________________________________________________________________

(1)
Variable-rate debt assumes one-month LIBOR of 2.40% and three-month LIBOR of 2.32% that were in effect as of June 30, 2019. Interest payable does not include payments that may be required under our interest rate derivatives.

(2)	Refer to Note 10 to the consolidated financial statements.

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

Collateral Assets—The carrying value of our assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	June 30, 2019		December 31, 2018
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,254,161	$167,441	$1,620,008	$151,011
Real estate available and held for sale	—	12,770	1,055	21,496
Net investment in leases	421,842	—	—	—
Land and development, net	42,300	626,356	12,300	585,918
Loans receivable and other lending investments, net(2)(3)	364,665	519,939	498,524	480,154
Other investments	—	564,170	—	304,275
Cash and other assets	11,010	763,831	—	1,329,990
Total	$2,093,978	$2,654,507	$2,131,887	$2,872,844
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of June 30, 2019, Collateral Assets includes $403.2 million carrying value of assets held by entities whose equity interests are pledged as collateral for the $325.0 million 2015 Revolving Credit Facility that is undrawn as of June 30, 2019.

(2)	As of June 30, 2019 and December 31, 2018, the amounts presented exclude general reserves for loan losses of $12.5 million and $13.0 million, respectively.

(3)	As of June 30, 2019 and December 31, 2018, the amounts presented exclude loan participations of $30.1 million and $22.5 million, respectively.

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

The 2016 Senior Term Loan and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. We may not pay dividends if we cease to qualify as a REIT. In June 2018, we amended the terms of the 2016 Senior Term Loan and the 2015 Revolving Credit Facility to include the ability to pay common dividends with no restrictions so long as we are not in default on any of our debt obligations. We declared common stock dividends of $12.7 million, or $0.19 per share, for the six months ended June 30, 2019.

Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies. Refer to Note 13 to the consolidated financial statements.

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in various unconsolidated ventures. Refer to Note 8 to the consolidated financial statements for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments and any unfunded commitments (see below).

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2019, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate(2)	Other Investments	Total
Performance-Based Commitments	$330,592	$63,415	$—	$394,007
Strategic Investments	—	—	24,542	24,542
Total	$330,592	$63,415	$24,542	$418,549
_______________________________________________________________________________

(1)	Excludes $19.9 million of commitments on loan participations sold that are not our obligation.

(2)	Includes a commitment to purchase up to $55.0 million of additional bowling centers over the next several years (refer to Note 5).

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the six months ended June 30, 2019, we repurchased 6.2 million shares of our outstanding common stock for $58.3 million, for an average cost of $9.42 per share. During the six months ended June 30, 2018, we repurchased 0.8 million shares of our outstanding common stock for $8.3 million, for an average cost of $10.22 per share. As of June 30, 2019, we had remaining authorization to repurchase up to $22.5 million of common stock under our stock repurchase program.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.40% as of June 30, 2019. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(2,069)
-50 Basis Points	(1,324)
-10 Basis Points	(307)
Base Interest Rate	—
+10 Basis Points	307
+50 Basis Points	1,583
+100 Basis Points	3,179
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of June 30, 2019, $473.9 million of our floating rate loans have a weighted average interest rate floor of 1.1% and $30.0 million of our floating rate debt obligations have a weighted average interest rate floor of 0.4%.

Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its President and Chief Investment Officer, who is currently performing the functions of the Company's principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer and principal financial officer (whose functions are currently being performed by the Company's President and Chief Investment Officer).
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and President and Chief Investment Officer (performing the functions of principal financial officer), of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and President and Chief Investment Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and President and Chief Investment Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
April 1 to April 30	1,375,441	$8.47	1,375,441	$10,930,140
May 1 to May 31(1)	1,373,064	$9.93	1,373,064	$36,365,661
June 1 to June 30	1,180,255	$11.71	1,180,255	$22,543,167
_______________________________________________________________________________

(1)
We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. In May 2019, the Company's Board of Directors authorized a new $50.0 million limit on its share repurchase plan after the prior availability was substantially utilized.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019 is formatted in Inline XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
Date:	August 1, 2019	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	August 1, 2019	/s/ MARCOS ALVARADO
Marcos Alvarado President and Chief Investment Officer (principal financial officer)