Form 10-Q
period 2019-09-30
ISTAR INC.
filed 2019-10-31
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2019
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
As of October 30, 2019, there were 62,167,665 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	September 30, 2019	December 31, 2018
ASSETS
Real estate
Real estate, at cost	$1,756,524	$2,076,333
Less: accumulated depreciation	(226,408)	(305,314)
Real estate, net	1,530,116	1,771,019
Real estate available and held for sale	12,688	22,551
Total real estate	1,542,804	1,793,570
Net investment in leases	421,252	—
Land and development, net	610,380	598,218
Loans receivable and other lending investments, net	808,289	988,224
Other investments	733,793	304,275
Cash and cash equivalents	917,309	931,751
Accrued interest and operating lease income receivable, net	8,337	10,669
Deferred operating lease income receivable, net	50,366	98,302
Deferred expenses and other assets, net	487,428	289,268
Total assets	$5,579,958	$5,014,277
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$418,676	$316,251
Liabilities associated with properties held for sale	165	2,341
Loan participations payable, net	33,135	22,484
Debt obligations, net	3,827,359	3,609,086
Total liabilities	4,279,335	3,950,162
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 14)	12	12
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 14)	4	4
Common Stock, $0.001 par value, 200,000 shares authorized, 62,168 and 68,085 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	62	68
Additional paid-in capital	3,297,805	3,352,225
Accumulated deficit	(2,153,245)	(2,472,061)
Accumulated other comprehensive loss (refer to Note 14)	(40,522)	(17,270)
Total iStar Inc. shareholders' equity	1,104,116	862,978
Noncontrolling interests	196,507	201,137
Total equity	1,300,623	1,064,115
Total liabilities and equity	$5,579,958	$5,014,277
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Operating lease income	$44,110	$59,109	$158,210	$149,516
Interest income	19,701	22,915	60,417	74,824
Interest income from sales-type leases	8,339	—	12,157	—
Other income	18,270	27,808	43,133	63,951
Land development revenue	54,918	12,309	76,691	369,665
Total revenues	145,338	122,141	350,608	657,956
Costs and expenses:
Interest expense	46,522	47,219	136,851	135,572
Real estate expense	23,187	32,287	71,165	105,511
Land development cost of sales	48,101	12,114	71,785	318,881
Depreciation and amortization	14,199	19,979	43,586	41,857
General and administrative	24,110	21,613	72,512	73,655
(Recovery of) provision for loan losses	(3,805)	200	(3,792)	18,237
Impairment of assets	—	989	4,953	11,177
Other expense	407	298	12,798	5,180
Total costs and expenses	152,721	134,699	409,858	710,070
Income from sales of real estate	3,476	5,409	233,406	79,353
Income (loss) from operations before earnings from equity method investments and other items	(3,907)	(7,149)	174,156	27,239
Loss on early extinguishment of debt, net	—	(911)	(468)	(3,447)
Earnings (losses) from equity method investments	7,617	(635)	16,566	(4,581)
Selling profit from sales-type leases	—	—	180,416	—
Gain on consolidation of equity method investment	—	—	—	67,877
Net income (loss) before income taxes	3,710	(8,695)	370,670	87,088
Income tax expense	(84)	(137)	(323)	(386)
Net income (loss)	3,626	(8,832)	370,347	86,702
Net (income) attributable to noncontrolling interests	(2,845)	(2,028)	(8,168)	(11,632)
Net income (loss) attributable to iStar Inc.	781	(10,860)	362,179	75,070
Preferred dividends	(8,124)	(8,124)	(24,372)	(24,372)
Net income (loss) allocable to common shareholders	$(7,343)	$(18,984)	$337,807	$50,698
Per common share data:
Net income (loss) allocable to common shareholders:
Basic	$(0.12)	$(0.28)	$5.23	$0.75
Diluted	$(0.12)	$(0.28)	$4.26	$0.69
Weighted average number of common shares:
Basic	62,168	67,975	64,624	67,940
Diluted	62,168	67,975	80,876	83,729

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$3,626	$(8,832)	$370,347	$86,702
Other comprehensive income (loss):
Impact from adoption of new accounting standards	—	—	—	276
Reclassification of losses on cumulative translation adjustment into earnings upon realization(1)	—	—	—	721
Reclassification of (gains) losses on cash flow hedges into earnings upon realization(2)	665	101	13,408	(1,683)
Unrealized gains (losses) on available-for-sale securities	777	(558)	2,486	(1,514)
Unrealized gains (losses) on cash flow hedges	(9,091)	3,900	(45,090)	6,258
Unrealized losses on cumulative translation adjustment	—	—	—	(364)
Other comprehensive income (loss)	(7,649)	3,443	(29,196)	3,694
Comprehensive income (loss)	(4,023)	(5,389)	341,151	90,396
Comprehensive (income) loss attributable to noncontrolling interests	(1,581)	(2,848)	(2,224)	(12,452)
Comprehensive income (loss) attributable to iStar Inc.	$(5,604)	$(8,237)	$338,927	$77,944
_______________________________________________________________________________

(1)	Amounts were reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations.

(2)
Amounts reclassified to "Interest expense" in the Company's consolidated statements of operations is $539 and $957 for the three and nine months ended September 30, 2019, respectively, and $144 for each of the three and nine months ended September 30, 2018. Amount reclassified to "Income from sales of real estate" in the Company's consolidated statements of operations is $806 for the nine months ended September 30, 2019 and amount reclassified to "Gain on consolidation of equity method investment" for the nine months ended September 30, 2018 is $1,876. Amounts reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations are $126 and $(28) for the three and nine months ended September 30, 2019, respectively, and $(43) and $47 for the three and nine months ended September 30, 2018, respectively. Amount reclassified to "Other expense" in the Company's consolidated statements of operations is $11,673 for the nine months ended September 30, 2019 resulting from hedged forecasted transactions becoming not probable to occur.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of June 30, 2019	$12	$4	$62	$3,297,303	$(2,139,611)	$(34,137)	$197,564	$1,321,197
Dividends declared—preferred	—	—	—	—	(8,124)	—	—	(8,124)
Dividends declared—common ($0.10 per share)	—	—	—	—	(6,291)	—	—	(6,291)
Issuance of stock/restricted stock unit amortization, net	—	—	—	944	—	—	677	1,621
Net income	—	—	—	—	781	—	2,845	3,626
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(6,385)	(1,264)	(7,649)
Repurchase of stock	—	—	—	(442)	—	—	—	(442)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,315)	(3,315)
Balance as of September 30, 2019	$12	$4	$62	$3,297,805	$(2,153,245)	$(40,522)	$196,507	$1,300,623

Balance as of June 30, 2018	$12	$4	$68	$3,350,750	$(2,325,289)	$(2,231)	$189,264	$1,212,578
Dividends declared—preferred	—	—	—	—	(8,124)	—	—	(8,124)
Dividends declared—common ($0.09 per share)	—	—	—	—	(6,165)	—	—	(6,165)
Issuance of stock/restricted stock unit amortization, net	—	—	—	828	—	—	—	828
Net income (loss)	—	—	—	—	(10,860)	—	2,028	(8,832)
Change in accumulated other comprehensive income	—	—	—	—	—	2,623	820	3,443
Contributions from noncontrolling interests	—	—	—	—	—	—	1,300	1,300
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,826)	(2,826)
Balance as of September 30, 2018	$12	$4	$68	$3,351,578	$(2,350,438)	$392	$190,586	$1,192,202
_______________________________________________________________________________

(1)	Refer to Note 14 for details on the Company's Preferred Stock.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$12	$4	$68	$3,352,225	$(2,472,061)	$(17,270)	$201,137	$1,064,115
Dividends declared—preferred	—	—	—	—	(24,372)	—	—	(24,372)
Dividends declared—common ($0.29 per share)	—	—	—	—	(18,991)	—	—	(18,991)
Issuance of stock/restricted stock unit amortization, net	—	—	—	4,361	—	—	2,032	6,393
Net income	—	—	—	—	362,179	—	8,168	370,347
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(23,252)	(5,944)	(29,196)
Repurchase of stock	—	—	(6)	(58,781)	—	—	—	(58,787)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,039	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,925)	(10,925)
Balance as of September 30, 2019	$12	$4	$62	$3,297,805	$(2,153,245)	$(40,522)	$196,507	$1,300,623

Balance as of December 31, 2017	$12	$4	$68	$3,352,665	$(2,470,564)	$(2,482)	$34,546	$914,249
Dividends declared—preferred	—	—	—	—	(24,372)	—	—	(24,372)
Dividends declared—common ($0.09 per share)	—	—	—	—	(6,165)	—	—	(6,165)
Issuance of stock/restricted stock unit amortization, net	—	—	1	7,216	—	—	—	7,217
Net income	—	—	—	—	75,070	—	11,632	86,702
Change in accumulated other comprehensive income	—	—	—	—	—	2,598	820	3,418
Repurchase of stock	—	—	(1)	(8,303)	—	—	—	(8,304)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,309	1,309
Distributions to noncontrolling interests	—	—	—	—	—	—	(46,000)	(46,000)
Change in noncontrolling interest attributable to consolidation of equity method investment (refer to Note 8)	—	—	—	—	—	—	188,279	188,279
Impact from adoption of new accounting standards	—	—	—	—	75,593	276	—	75,869
Balance as of September 30, 2018	$12	$4	$68	$3,351,578	$(2,350,438)	$392	$190,586	$1,192,202
_______________________________________________________________________________

(1)	Refer to Note 14 for details on the Company's Preferred Stock.
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$370,347	$86,702
Adjustments to reconcile net income to cash flows from operating activities:
Provision for loan losses	(3,792)	18,237
Impairment of assets	4,953	11,177
Depreciation and amortization	43,586	41,857
Non-cash interest income from sales-type leases	(2,228)	—
Stock-based compensation expense	20,694	16,245
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	10,573	11,715
Amortization of discounts/premiums and deferred interest on loans, net	(33,136)	(29,138)
Deferred interest on loans received	9,507	40,463
Gain from consolidation of equity method investment	—	(67,877)
Selling profit from sales-type leases	(180,416)	—
Earnings from equity method investments	(16,566)	4,581
Distributions from operations of other investments	15,712	10,875
Deferred operating lease income	(12,210)	(8,119)
Income from sales of real estate	(233,406)	(79,353)
Land development revenue in excess of cost of sales	(4,906)	(50,784)
Loss on early extinguishment of debt, net	468	3,447
Other operating activities, net	12,827	1,775
Changes in assets and liabilities:
Deposit on loan to be held for sale	(21,226)	—
Changes in accrued interest and operating lease income receivable	2,010	2,574
Changes in deferred expenses and other assets, net	(8,268)	(3,767)
Changes in accounts payable, accrued expenses and other liabilities	(50,319)	(47,227)
Cash flows used in operating activities	(75,796)	(36,617)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(191,559)	(421,518)
Capital expenditures on real estate assets	(21,081)	(44,211)
Capital expenditures on land and development assets	(93,395)	(98,489)
Acquisitions of real estate, net investments in leases and land assets	(240,487)	(3,390)
Repayments of and principal collections on loans receivable and other lending investments, net	380,071	714,898
Net proceeds from sales of loans receivable	5,898	—
Net proceeds from sales of real estate	307,493	271,358
Net proceeds from sales of land and development assets	73,733	183,520
Cash, cash equivalents and restricted cash acquired upon consolidation of equity method investment	—	13,608
Distributions from other investments	60,411	27,086
Contributions to and acquisition of interest in other investments	(494,339)	(68,666)
Other investing activities, net	(28,002)	5,019
Cash flows provided by (used in) investing activities	(241,257)	579,215
Cash flows from financing activities:
Borrowings from debt obligations	834,980	349,988
Repayments and repurchases of debt obligations	(389,571)	(690,452)
Preferred dividends paid	(24,372)	(24,372)
Common dividends paid	(18,764)	(6,103)
Repurchase of stock	(58,787)	(8,304)
Payments for deferred financing costs	(11,416)	(6,276)
Payments for withholding taxes upon vesting of stock-based compensation	(1,842)	(4,187)
Contributions from noncontrolling interests	2,039	9
Distributions to noncontrolling interests	(10,925)	(46,000)
Other financing activities, net	—	7,694
Cash flows used in financing activities	321,342	(428,003)
Effect of exchange rate changes on cash	(15)	30
Changes in cash, cash equivalents and restricted cash	4,274	114,625
Cash, cash equivalents and restricted cash at beginning of period	974,544	677,733
Cash, cash equivalents and restricted cash at end of period	$978,818	$792,358

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activity:
Fundings and (repayments) of loan receivables and loan participations, net	$10,547	$(84,213)
Accounts payable for capital expenditures on real estate assets	—	2,184
Contributions of land and development assets to equity method investments, net	4,073	—
Sales-type lease origination	411,523	—
Acquisition of land and development asset through joint venture consolidation	27,000	—
Accounts payable for capital expenditures on land and development assets	—	9,169
Assumption of mortgage by third party	228,000	—
Accounts payable for finance costs	1,878	—
Acquisitions of land and development assets through foreclosure	—	4,600
Financing provided on sales of land and development assets, net	—	142,639
Increase in net lease assets upon consolidation of equity method investment	—	844,550
Increase in debt obligations upon consolidation of equity method investment	—	464,706
Increase in noncontrolling interests upon consolidation of equity method investment	—	200,093

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

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report").
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2019. The following table presents the assets and liabilities of the Company's consolidated VIEs as of September 30, 2019 and December 31, 2018 ($ in thousands):

	As of
	September 30, 2019	December 31, 2018
ASSETS
Real estate
Real estate, at cost	$888,277	$848,052
Less: accumulated depreciation	(31,458)	(15,365)
Real estate, net	856,819	832,687
Land and development, net	282,082	279,031
Other investments	52	72
Cash and cash equivalents	26,153	25,219
Accrued interest and operating lease income receivable, net	858	1,302
Deferred operating lease income receivable, net	16,958	8,972
Deferred expenses and other assets, net	137,261	167,324
Total assets	$1,320,183	$1,314,607
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$117,136	$106,907
Debt obligations, net	485,032	485,000
Total liabilities	602,168	591,907

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of September 30, 2019, the Company's maximum exposure to loss from these investments does not exceed the sum of the $115.8 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $21.6 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

The following paragraphs describe the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2019.

ASU 2016-02 and ASU 2018-11—Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02") required the recognition of right-of-use lease assets and lease liabilities by the Company as lessee for those leases classified as operating or finance leases, both measured at the present value of the lease payments, on its consolidated balance sheets. For operating lease arrangements as of December 31, 2018 for which the Company was the lessee, primarily under leases of office space and certain ground leases, the Company recorded operating lease right-of-use assets of $31.6 million in "Deferred expenses and other assets, net" and operating lease liabilities of $31.6 million in "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheets. In addition, the Company entered into finance leases in 2019, and as of September 30, 2019, recorded finance lease right-of-use assets of $145.5 million in "Deferred expenses and other assets, net" and finance lease liabilities of $147.1 million in "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheets (refer to Significant Accounting Policies below).

The Company, as lessor, recognizes certain of its leases on net lease properties as sales-type leases and records the leases as "Net investment in leases" on the Company's consolidated balance sheets (refer to Note 5). For the Company's leases which qualify as sales-type leases, the Company records "Interest income from sales-type leases" in the Company's consolidated statements

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
Net Investment in Leases—Net investment in leases are recognized when the Company's leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. If the sales-type lease does not qualify as a sale leaseback transaction, the lease is considered a financing receivable and is recognized in accordance with ASC 310 (refer to Note 5) and recorded in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Restricted cash—The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$917,309	$931,751	$757,384	$657,688
Restricted cash included in deferred expenses and other assets, net(1)	61,509	42,793	34,974	20,045
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$978,818	$974,544	$792,358	$677,733
_______________________________________________________________________________

(1)	Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, loans, leasing, land development, sale and derivative transactions.

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

For the remainder of the Company's significant accounting policies, refer to the Company's Annual Report.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of September 30, 2019
Land, at cost	$201,197	$106,187	$307,384
Buildings and improvements, at cost	1,342,319	106,821	1,449,140
Less: accumulated depreciation	(213,618)	(12,790)	(226,408)
Real estate, net	1,329,898	200,218	1,530,116
Real estate available and held for sale (2)	—	12,688	12,688
Total real estate	$1,329,898	$212,906	$1,542,804
As of December 31, 2018
Land, at cost	$336,740	$133,599	$470,339
Buildings and improvements, at cost	1,487,270	118,724	1,605,994
Less: accumulated depreciation	(287,516)	(17,798)	(305,314)
Real estate, net	1,536,494	234,525	1,771,019
Real estate available and held for sale (2)	1,055	21,496	22,551
Total real estate	$1,537,549	$256,021	$1,793,570

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

(2)	As of September 30, 2019 and December 31, 2018, the Company had $11.7 million and $20.6 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Acquisitions—During the nine months ended September 30, 2019, the Company acquired a net lease asset for $11.5 million. In addition, the Company acquired the leasehold interest in a net lease asset for $98.2 million, inclusive of closing costs, and simultaneously entered into a new 98-year Ground Lease with SAFE (refer to Note 8) and also acquired the leasehold interest in a net lease asset for $110.6 million and simultaneously entered into a new 99-year Ground Lease with SAFE (refer to Note 8).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dispositions—The following table presents the net proceeds and income recognized for properties sold, by property type ($ in millions):

	Nine Months Ended September 30,
	2019	2018
Operating Properties
Proceeds(1)	$80.2	$228.7
Income from sales of real estate(1)	10.2	54.5

Net Lease
Proceeds(2)	$452.7	$38.4
Income from sales of real estate(2)	223.2	24.9

Total
Proceeds	$532.9	$267.1
Income from sales of real estate	233.4	79.4

_______________________________________________________________________________

(1)
During the nine months ended September 30, 2019, the Company sold commercial and residential operating properties with an aggregate carrying value of $70.0 million and recognized gains of $10.2 million in "Income from sales of real estate" in the Company's consolidated statements of operations. During the nine months ended September 30, 2018, the Company sold commercial and residential operating properties and recognized $54.5 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations, of which $9.8 million was attributable to a noncontrolling interest at one of the properties.

(2)
During the nine months ended September 30, 2019, the Company sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized gains of $219.7 million in "Income from sales of real estate" in the Company's consolidated statements of operations. In connection with the sale of this portfolio of assets the buyer assumed a $228.0 million non-recourse mortgage. During the nine months ended September 30, 2018, the Company sold net lease assets and recognized $24.9 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations.

Impairments—During the nine months ended September 30, 2019, the Company recorded an impairment of $3.3 million on a commercial operating property based on an executed purchase and sale agreement and recorded $0.6 million of impairments in connection with the sale of residential condominium units. During the nine months ended September 30, 2018, the Company recorded aggregate impairments of $9.9 million resulting from the determination that the Company's total recovery related to a net lease asset was less than its carrying value and from the sale of commercial and residential operating properties.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $4.9 million and $14.8 million for the three and nine months ended September 30, 2019, respectively, and $5.7 million and $16.3 million for the three and nine months ended September 30, 2018, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of September 30, 2019 and December 31, 2018, the allowance for doubtful accounts related to real estate tenant receivables was $1.2 million and $1.5 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.1 million and $1.8 million as of September 30, 2019 and December 31, 2018, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 5—Net Investment in Leases

In May 2019, the Company entered into a transaction with an operator of bowling entertainment venues, consisting of the purchase of nine bowling centers for $56.7 million, of which seven were acquired from the lessee for $44.1 million, and a commitment to invest up to $55.0 million in additional bowling centers over the next several years. The new centers were added to the Company's existing master leases with the tenant. In connection with this transaction, the maturities of the master leases were extended by 15 years to 2047.

As a result of the modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" and derecognized $193.4 million from "Real estate, net" and "Real estate available and held for sale," $25.4 million from "Deferred operating lease income receivable, net," $13.4 million from "Deferred expenses and other assets, net" and $1.9 million from "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheet. The Company recognized $180.4 million in "Selling profit from sales-type leases" in its consolidated statements of operations for the nine months ended September 30, 2019 as a result of the transaction. For the three and nine months ended September 30, 2019, the Company recognized $8.3 million and $12.2 million, respectively, of "Interest income from sales-type leases" in the Company's consolidated statements of operations. The Company determined that the seven bowling centers acquired from the lessee did not qualify as a sale leaseback transaction and recorded $44.1 million in "Loans receivable and other lending investments, net" on its consolidated balance sheet (refer to Note 7).

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2019, are as follows by year ($ in thousands):

Amount
2019 (remaining three months)	$6,891
2020	27,565
2021	28,062
2022	30,549
2023	30,549
Thereafter	925,293
Total undiscounted cash flows	1,048,909
Unguaranteed estimated residual value	343,995
Present value discount	(971,652)
Net investment in leases as of September 30, 2019	$421,252

Note 6—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2019	2018
Land and land development, at cost	$619,745	$606,849
Less: accumulated depreciation	(9,365)	(8,631)
Total land and development, net	$610,380	$598,218

Acquisitions—During the nine months ended September 30, 2019, the Company acquired a land and development asset from an unconsolidated entity in which the Company owned a noncontrolling 50% equity interest for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of a $27.0 million loan (refer to Note 8).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the nine months ended September 30, 2018, the Company acquired, via foreclosure, title to a land asset which had a total fair value of $4.6 million and had previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

Dispositions—During the nine months ended September 30, 2019 and 2018, the Company sold land parcels and residential lots and units and recognized land development revenue of $76.7 million and $369.7 million, respectively. In connection with the sale of two land parcels totaling 93 acres during the nine months ended September 30, 2018, the Company provided an aggregate $145.0 million of financing to the buyers, of which $85.1 million was outstanding as of September 30, 2019. During the nine months ended September 30, 2019 and 2018, the Company recognized land development cost of sales of $71.8 million and $318.9 million, respectively, from its land and development portfolio.

Impairments—During the nine months ended September 30, 2019, the Company recorded an impairment of $1.1 million on a land and development asset due to a change in business strategy. During the nine months ended September 30, 2018, the Company recorded an impairment of $1.3 million on a land and development asset based upon market comparable sales.

Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
Type of Investment	September 30, 2019	December 31, 2018
Senior mortgages	$554,567	$760,749
Corporate/Partnership loans	121,500	148,583
Subordinate mortgages	10,695	10,161
Total gross carrying value of loans	686,762	919,493
Reserves for loan losses	(30,401)	(53,395)
Total loans receivable, net	656,361	866,098
Other lending investments(1)	151,928	122,126
Total loans receivable and other lending investments, net	$808,289	$988,224

____________________________________________________________

(1)	As of September 30, 2019, includes $44.2 million related to the acquisition of bowling centers from one of the Company's lessees (refer to Note 5).

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Reserve for loan losses at beginning of period	$53,408	$54,495	$53,395	$78,489
(Recovery of) provision for loan losses	(3,805)	200	(3,792)	18,237
Charge-offs	(19,202)	—	(19,202)	(42,031)
Reserve for loan losses at end of period	$30,401	$54,695	$30,401	$54,695

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of September 30, 2019
Loans	$38,400	$652,523	$690,923
Less: Reserve for loan losses	(21,701)	(8,700)	(30,401)
Total(3)	$16,699	$643,823	$660,522
As of December 31, 2018
Loans	$66,725	$857,662	$924,387
Less: Reserve for loan losses	(40,395)	(13,000)	(53,395)
Total(3)	$26,330	$844,662	$870,992
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.1 million and $0.5 million as of September 30, 2019 and December 31, 2018, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status; therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $1.3 million and $3.1 million as of September 30, 2019 and December 31, 2018, respectively.

(3)
The Company's recorded investment in loans as of September 30, 2019 and December 31, 2018 includes accrued interest of $4.2 million and $4.9 million, respectively, which is included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of September 30, 2019, excludes $44.2 million of other lending investments that are evaluated for impairment when, based upon current information and events, the Company believes it is probable that it will be unable to collect all amounts due under the contractual terms of the lease (refer to Note 5). As of September 30, 2019 and December 31, 2018, the total amounts exclude $107.7 million and $122.1 million, respectively, of securities that are evaluated for impairment under ASC 320.

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

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of September 30, 2019		As of December 31, 2018
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$519,289	2.71	$697,807	2.76
Corporate/Partnership loans	122,507	3.15	149,663	2.84
Subordinate mortgages	10,727	3.00	10,192	3.00
Total	$652,523	2.80	$857,662	2.77

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of September 30, 2019
Senior mortgages	$519,289	$—	$38,400	$38,400	$557,689
Corporate/Partnership loans	122,507	—	—	—	122,507
Subordinate mortgages	10,727	—	—	—	10,727
Total	$652,523	$—	$38,400	$38,400	$690,923
As of December 31, 2018
Senior mortgages	$703,807	$—	$60,725	$60,725	$764,532
Corporate/Partnership loans	149,663	—	—	—	149,663
Subordinate mortgages	10,192	—	—	—	10,192
Total	$863,662	$—	$60,725	$60,725	$924,387
_______________________________________________________________________________

(1)
As of September 30, 2019, the Company had one loan which was greater than 90 days delinquent and was in various stages of resolution, including legal and environmental matters, and was 10.3 years outstanding. As of December 31, 2018, the Company had two loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 4.0 years to 9.0 years outstanding.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, was as follows ($ in thousands)(1):

	As of September 30, 2019			As of December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$38,400	$38,501	$(21,701)	$66,725	$66,777	$(40,395)
Total	$38,400	$38,501	$(21,701)	$66,725	$66,777	$(40,395)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Subordinate mortgages	$—	$—	$—	$209	$—	$—	$—	$301
Subtotal	—	—	—	209	—	—	—	301
With an allowance recorded:
Senior mortgages	38,572	—	67,001	—	39,074	—	70,696	—
Corporate/Partnership loans	—	—	—	—	—	—	78,302	—
Subtotal	38,572	—	67,001	—	39,074	—	148,998	—
Total:
Senior mortgages	38,572	—	67,001	—	39,074	—	70,696	—
Corporate/Partnership loans	—	—	—	—	—	—	78,302	—
Subordinate mortgages	—	—	—	209	—	—	—	301
Total	$38,572	$—	$67,001	$209	$39,074	$—	$148,998	$301

Other lending investments—Other lending investments includes the following securities ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of September 30, 2019
Available-for-Sale Securities
Municipal debt securities	$21,140	$21,140	$2,962	$24,102	$24,102
Held-to-Maturity Securities
Debt securities	100,000	83,593	—	83,593	83,593
Total	$121,140	$104,733	$2,962	$107,695	$107,695
As of December 31, 2018
Available-for-Sale Securities
Municipal debt securities	$21,185	$21,185	$476	$21,661	$21,661
Held-to-Maturity Securities
Debt securities	120,866	100,465	7	100,472	100,465
Total	$142,051	$121,650	$483	$122,133	$122,126

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2019, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	83,593	83,593	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	21,140	24,102
Total	$83,593	$83,593	$21,140	$24,102

Note 8—Other Investments

The Company's other investments and its proportionate share of earnings from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2019	December 31, 2018	2019	2018	2019	2018
Real estate equity investments
Safehold Inc. ("SAFE")	$581,059	$149,589	$2,946	$775	$14,076	$2,927
iStar Net Lease II LLC ("Net Lease Venture II")	5,300	16,215	(98)	—	(416)	—
iStar Net Lease I LLC ("Net Lease Venture")(1)	—	—	—	—	—	4,100
Other real estate equity investments(2)	103,021	130,955	4,574	(2,062)	2,744	(2,087)
Subtotal	689,380	296,759	7,422	(1,287)	16,404	4,940
Other strategic investments(3)	44,413	7,516	195	652	162	(9,521)
Total	$733,793	$304,275	$7,617	$(635)	$16,566	$(4,581)

____________________________________________________________

(1)	The Company consolidated the assets and liabilities of the Net Lease Venture on June 30, 2018 (refer to Net Lease Venture below).

(2)
During the three and nine months ended September 30, 2019, equity in earnings (losses) includes $8.2 million of income resulting from the sale of a property at one of the Company's equity method investments.

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

In August 2019, the Company acquired 6.0 million shares of SAFE's common stock in a private placement for $168.0 million. As of September 30, 2019, the Company owned approximately 67.1% of SAFE's common stock outstanding.
During the three and nine months ended September 30, 2019, the Company recorded $1.9 million and $5.0 million, respectively, of management fees and during the three months ended September 30, 2018, the Company recorded $0.9 million of management fees pursuant to its management agreement with SAFE. For the six months ended June 30, 2018, the Company waived $1.8 million of management fees pursuant to its management agreement with SAFE. During the three and nine months ended September 30, 2019, the Company received 56,610 shares and 178,215 shares, respectively, of SAFE common stock for payment of management fees.
The Company is also entitled to receive expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company waived certain of the expense reimbursements through June 30, 2018. For the three and nine months ended September 30, 2019, the Company was reimbursed $0.5 million and $1.6 million, respectively, of expense reimbursements. For the three months ended September 30, 2018, the Company was reimbursed $0.4 million of expense reimbursements. For the six months ended June 30, 2018, the Company waived $0.8 million of expense reimbursements pursuant to its management agreement with SAFE.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company's and SAFE's independent directors, for the periods presented:
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the renovation of a medical office building in Atlanta, GA. The Company funded $18.4 million of the loan, which was repaid in August 2019. During the three months ended September 30, 2019 and 2018, the Company recorded $0.3 million and $0.4 million, respectively, of interest income on the loan. During the nine months ended September 30, 2019 and 2018, the Company recorded $1.2 million and $1.0 million, respectively, of interest income on the loan.
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project in San Jose, CA. The transaction includes a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded as of September 30, 2019; and (ii) a $80.5 million leasehold first mortgage. As of September 30, 2019, $27.3 million of the loan was funded. During the three months ended September 30, 2019 and 2018, the Company recorded $0.4 million and $0.1 million, respectively, of interest income on the loan. During the nine months ended September 30, 2019 and 2018, the Company recorded $0.7 million and $0.2 million, respectively, of interest income on the loan. The Company entered into a forward purchase contract with SAFE under which SAFE would acquire the Ground Lease in November 2020 for approximately $34.0 million.
In May 2018, the Company provided a $19.9 million leasehold mortgage loan to the ground lessee of a Ground Lease originated at SAFE. As of September 30, 2019, the loan was fully funded. The loan was for the acquisition of two multi-tenant office buildings in Atlanta, GA. During the three months ended September 30, 2019 and 2018, the Company recorded $0.5 million and $0.6 million, respectively, of interest income on the loan. During the nine months ended September 30, 2019 and 2018, the Company recorded $1.6 million and $0.8 million, respectively, of interest income on the loan.
In June 2018, the Company sold two industrial facilities located in Miami, FL to a third-party and simultaneously structured and entered into two Ground Leases. The Company then sold the two Ground Leases to SAFE. Net proceeds from the transactions totaled $36.1 million and the Company recognized a $24.5 million gain on sale.
In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the conversion of an office building into a multi-family property in Washington, DC. As of September 30, 2019, $12.4 million of the loan was funded. During the three and nine months ended September 30, 2019, the Company recorded $0.3 million and $0.7 million, respectively, of interest income on the loan.
In February 2019, the Company acquired the leasehold interest in an office property and simultaneously entered into a new 98-year Ground Lease with SAFE (refer to Note 4).

In August 2019, the Company acquired the leasehold interest in a net lease asset and simultaneously entered into a new 99-year Ground Lease with SAFE (refer to Note 4).

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
During the nine months ended September 30, 2018, the Company recorded $1.3 million of management fees from the Net Lease Venture. The management fees are included in "Other income" in the Company's consolidated statements of operations. Beginning after the Company's consolidation of the Net Lease Venture on June 30, 2018 and after the effect of eliminations, the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Company earned $0.4 million and $1.1 million, respectively, of management fees during the three and nine months ended September 30, 2019 and $0.3 million during the three months ended September 30, 2018 with respect to services provided to other investors in the Net Lease Venture, which was recorded as a reduction to "Net income attributable to noncontrolling interests" in the Company's consolidated statements of operations.

Net Lease Venture II—In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately 51.9%, which will be accounted for as an equity method investment, and is responsible for managing the venture in exchange for a management fee and incentive fee. During the three and nine months ended September 30, 2019, the Company recorded $0.4 million and $1.1 million, respectively, of management fees from the Net Lease Venture II.

In December 2018, Net Lease Venture II acquired four buildings comprising 168,636 square feet (the "Properties") located in Livermore, CA. Net Lease Venture II acquired the Properties for $31.2 million which are 100% leased with four separate leases that expire in December 2028.
Other real estate equity investments—As of September 30, 2019, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 16.0% to 95.0%, comprised of investments of $60.3 million in operating properties and $42.7 million in land assets. As of December 31, 2018, the Company's other real estate equity investments included $65.6 million in operating properties and $65.3 million in land assets.
In August 2018, the Company provided a mezzanine loan with a principal balance of $32.4 million and $30.5 million as of September 30, 2019 and December 31, 2018, respectively, to an unconsolidated entity in which the Company owns a 50% equity interest. As of September 30, 2019 and December 31, 2018, the loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the three months ended September 30, 2019 and 2018, the Company recorded $0.7 million and $0.4 million, respectively, of interest income on the mezzanine loan. During the nine months ended September 30, 2019 and 2018, the Company recorded $2.1 million and $0.4 million, respectively, of interest income on the mezzanine loan.

In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owned a 50.0% equity interest. The Company provided financing to the entity in the form of a $27.0 million senior loan, all of which was funded as of December 31, 2018 and was included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. In April 2019, the Company acquired the land and development asset from the entity for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of the $27.0 million senior loan. During the three months ended September 30, 2018, the Company recorded $0.5 million of interest income on the senior loan. During the nine months ended September 30, 2019 and 2018, the Company recorded $0.6 million and $1.5 million, respectively, of interest income on the senior loan.

Other strategic investments—As of September 30, 2019 and December 31, 2018, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2019	December 31, 2018
Intangible assets, net(1)	$176,557	$156,281
Restricted cash	61,509	42,793
Finance lease right-of-use assets(2)	145,528	—
Operating lease right-of-use assets(2)	27,816	—
Other assets(3)	23,826	32,333
Other receivables(4)	42,129	46,887
Leasing costs, net(5)	4,585	6,224
Corporate furniture, fixtures and equipment, net(6)	2,980	3,850
Deferred financing fees, net	2,498	900
Deferred expenses and other assets, net	$487,428	$289,268

_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $30.5 million and $27.0 million as of September 30, 2019 and December 31, 2018, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.4 million and $1.4 million for the three and nine months ended September 30, 2019, respectively, and $0.9 million and $1.6 million for the three and nine months ended September 30, 2018, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $2.4 million and $6.9 million for the three and nine months ended September 30, 2019, respectively, and $4.0 million and $4.7 million for the three and nine months ended September 30, 2018, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations.

(2)
Right-of-use lease assets relate primarily to the Company's leases of office space and certain of its ground leases. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company's weighted average incremental secured borrowing rate for similar collateral estimated to be 5.6% and the weighted average lease term is 9.7 years. For finance leases, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.5% and the weighted average lease term is 98.2 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in "Depreciation and amortization" in the Company's consolidated statements of operations. During the three and nine months ended September 30, 2019, the Company recognized $1.7 million and $3.0 million, respectively, in "Interest expense" and $0.3 million and $0.5 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in "General and administrative" and "Real estate expense" in the Company's consolidated statements of operations (refer to Note 3). During the three and nine months ended September 30, 2019, the Company recognized $0.9 million and $2.8 million, respectively, in "General and administrative" and $0.9 million and $2.6 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases.

(3)	Other assets primarily includes derivative assets, prepaid expenses and deposits for certain real estate assets.

(4)
As of December 31, 2018, includes $26.0 million of reimbursements receivable related to the construction and development of an operating property that was received in 2019. As of September 30, 2019, includes $21.2 million of receivables held in escrow.

(5)	Accumulated amortization of leasing costs was $3.4 million and $4.4 million as of September 30, 2019 and December 31, 2018, respectively.

(6)	Accumulated depreciation on corporate furniture, fixtures and equipment was $12.8 million and $11.9 million as of September 30, 2019 and December 31, 2018, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2019	December 31, 2018
Other liabilities(1)	$85,273	143,325
Accrued expenses	85,408	95,149
Finance lease liabilities (see table above)	147,064	—
Intangible liabilities, net(2)	49,185	35,108
Operating lease liabilities (see table above)	27,830	—
Accrued interest payable	23,916	42,669
Accounts payable, accrued expenses and other liabilities	$418,676	$316,251

_______________________________________________________________________________

(1)
As of September 30, 2019 and December 31, 2018, other liabilities includes $0.2 million and $18.5 million, respectively, related to profit sharing arrangements with developers for certain properties sold. As of September 30, 2019 and December 31, 2018, other liabilities also includes $6.8 million and $9.4 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units.

(2)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $4.5 million and $2.8 million as of September 30, 2019 and December 31, 2018, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.7 million and $1.8 million for the three and nine months ended September 30, 2019, respectively, and $3.1 million and $3.4 million for the three and nine months ended September 30, 2018, respectively.

Note 10—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	September 30, 2019	December 31, 2018
Loan participations payable(1)	$33,189	$22,642
Debt discounts and deferred financing costs, net	(54)	(158)
Total loan participations payable, net	$33,135	$22,484
_______________________________________________________________________________

(1)	As of September 30, 2019 and December 31, 2018, the Company had one loan participation payable with an interest rate of 6.5%.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, the corresponding loan receivable balances were $33.1 million and $22.5 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 11—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	September 30, 2019	December 31, 2018
Secured credit facilities and mortgages:
2015 $350 million Revolving Credit Facility	$—	$—	LIBOR + 2.25%	(1)	September 2022
2016 Senior Term Loan	641,875	646,750	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	724,651	802,367	3.62% - 7.26%	(3)
Total secured credit facilities and mortgages	1,366,526	1,449,117
Unsecured notes:
5.00% senior notes(4)	—	375,000	5.00%		—
4.625% senior notes(5)	400,000	400,000	4.625%		—
6.50% senior notes(6)	275,000	275,000	6.50%		—
6.00% senior notes(7)	375,000	375,000	6.00%		April 2022
5.25% senior notes(8)	400,000	400,000	5.25%		September 2022
3.125% senior convertible notes(9)	287,500	287,500	3.125%		September 2022
4.75% senior notes(10)	675,000	—	4.75%		October 2024
Total unsecured notes	2,412,500	2,112,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,879,026	3,661,617
Debt discounts and deferred financing costs, net	(51,667)	(52,531)
Total debt obligations, net(11)	$3,827,359	$3,609,086
_______________________________________________________________________________

(1)
The loan bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin ranging from 1.00% to 1.50%; or (ii) LIBOR subject to a margin ranging from 2.00% to 2.50%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023.

(2)
The loan bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.5% or (c) LIBOR plus 1.0% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.

(3)
In June 2019, the buyer of a portfolio of net lease assets assumed a $228.0 million non-recourse mortgage (refer to Note 4). As of September 30, 2019, the weighted average interest rate of these loans is 4.4%, inclusive of the effect of interest rate swaps.

(4)	The Company prepaid these senior notes in March 2019 without penalty.

(5)	The Company prepaid these senior notes in October 2019 with a $6.0 million prepayment penalty.

(6)	The Company prepaid these senior notes in October 2019 with a $4.5 million prepayment penalty.

(7)	The Company can prepay these senior notes without penalty beginning April 1, 2021.

(8)	The Company can prepay these senior notes without penalty beginning September 15, 2021.

(9)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of September 30, 2019 was 67.3711 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $14.84 per share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance in September 2017, the Company valued the debt component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the debt component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of September 30, 2019, the carrying value of the 3.125% Convertible Notes was $267.1 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $16.8 million, net of fees. During the three and nine months ended September 30, 2019, the Company recognized $2.2 million and $6.7 million, respectively, of contractual interest and $1.3 million and $3.7 million, respectively, of discount amortization on the 3.125% Convertible Notes. During the three and nine months ended September 30, 2018, the Company recognized $2.2 million and $6.7 million, respectively, of contractual interest and $1.2 million and $3.5 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate was 5.2%.

(10)	The Company can prepay these senior notes without penalty beginning July 1, 2024.

(11)
The Company capitalized interest relating to development activities of $0.5 million and $6.9 million during the three and nine months ended September 30, 2019, respectively, and $4.0 million and $8.5 million during the three and nine months ended September 30, 2018, respectively..

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of September 30, 2019, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2019 (remaining three months)	$—	$—	$—
2020(1)	400,000	—	400,000
2021(1)	275,000	159,802	434,802
2022	1,062,500	48,174	1,110,674
2023	—	641,875	641,875
Thereafter	775,000	516,675	1,291,675
Total principal maturities	2,512,500	1,366,526	3,879,026
Unamortized discounts and deferred financing costs, net	(42,487)	(9,180)	(51,667)
Total debt obligations, net	$2,470,013	$1,357,346	$3,827,359

_______________________________________________________________________________

(1)
The $400.0 million principal amount outstanding of the 4.625% senior unsecured notes due September 2020 and the $275.0 million principal amount outstanding of the 6.50% senior unsecured notes due July 2021 were repaid in full in October 2019.

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
During the nine months ended September 30, 2018, repayments of the 2016 Senior Term Loan resulted in losses on early extinguishment of debt of $2.5 million.
2015 Revolving Credit Facility—In March 2015, the Company entered into a secured revolving credit facility with a maximum capacity of $250.0 million (the "2015 Revolving Credit Facility"). In September 2017, the Company upsized the 2015 Revolving Credit Facility to $325.0 million, added additional lenders to the syndicate, extended the maturity date to September 2020 and made certain other changes. In September 2019, the Company upsized the 2015 Revolving Credit Facility to $350.0 million, added an additional lender to the syndicate, extended the maturity date to September 2022 and made certain other changes. This facility is secured by a pledge of the equity interest in a pool of assets which provide asset value coverage for borrowings under the facility. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating. An undrawn credit facility commitment fee ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of September 30, 2019, based on the Company's borrowing base of assets, the Company had $350.0 million of borrowing capacity available under the 2015 Revolving Credit Facility.
Unsecured Notes—In September 2019, the Company issued $675.0 million principal amount of 4.75% senior unsecured notes due October 2024. Proceeds from the offering, together with cash on hand, were used in October 2019 to repay in full the $400.0 million principal amount outstanding of the 4.625% senior unsecured notes due September 2020 and the $275.0 million principal amount outstanding of the 6.50% senior unsecured notes due July 2021.

In March 2019, the Company repaid in full the 5.00% senior unsecured notes due July 2019. During the nine months ended September 30, 2019, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $0.5 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Collateral Assets—The carrying value of the Company's assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	September 30, 2019		December 31, 2018
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,413,531	$116,585	$1,620,008	$151,011
Real estate available and held for sale	—	12,688	1,055	21,496
Net investment in leases	421,252	—	—	—
Land and development, net	42,402	567,978	12,300	585,918
Loans receivable and other lending investments, net(2)(3)	308,474	475,374	498,524	480,154
Other investments	—	733,793	—	304,275
Cash and other assets	2,645	1,460,795	—	1,329,990
Total	$2,188,304	$3,367,213	$2,131,887	$2,872,844
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of September 30, 2019, Collateral Assets includes $412.0 million carrying value of assets held by entities pledged as collateral for the 2015 Revolving Credit Facility that is undrawn as of September 30, 2019.

(2)	As of September 30, 2019 and December 31, 2018, the amounts presented exclude general reserves for loan losses of $8.7 million and $13.0 million, respectively.

(3)	As of September 30, 2019 and December 31, 2018, the amounts presented exclude loan participations of $33.1 million and $22.5 million, respectively.

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

As of September 30, 2019, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate(2)	Other Investments	Total
Performance-Based Commitments	$294,059	$77,251	$—	$371,310
Strategic Investments	—	—	24,177	24,177
Total	$294,059	$77,251	$24,177	$395,487

_______________________________________________________________________________

(1)	Excludes $16.8 million of commitments on loan participations sold that are not the obligation of the Company.

(2)	Includes a commitment to invest up to $55.0 million in additional bowling centers over the next several years (refer to Note 5).
Other Commitments—Future minimum lease obligations under operating and finance leases as of September 30, 2019 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2019 (remaining three months)	$1,079	$1,330
2020	4,054	5,386
2021	1,468	5,494
2022	869	5,604
2023	728	5,716
Thereafter	2,074	1,579,655
Total undiscounted cash flows	10,272	1,603,185
Present value discount(1)	(1,141)	(1,456,121)
Other adjustments(2)	18,699	—
Lease liabilities	$27,830	$147,064
_______________________________________________________________________________

(1)
During the three and nine months ended September 30, 2019, the Company made payments of $1.0 million and $3.0 million, respectively, related to its operating leases and $1.1 million and $2.0 million, respectively, related to its finance leases (refer to Note 4). The weighted average lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 4.2 years and the weighted average discount rate was 5.6%. The weighted average lease term for the Company's finance leases was 98.2 years and the weighted average discount rate was 5.5%.

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 ($ in thousands)(1):

	Derivative Assets		Derivative Liabilities
As of September 30, 2019	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$94	Accounts payable, accrued expenses and other liabilities	$11,572
Total		$94		$11,572

	Derivative Assets		Derivative Liabilities
As of December 31, 2018	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$3,669	Accounts payable, accrued expenses and other liabilities	$10,244
Total		$3,669		$10,244
_________________________________________________________

(1)
Over the next 12 months, the Company expects that $4.8 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a reduction to interest expense. As of December 31, 2018, the Company posted cash collateral of $6.4 million in connection with its derivatives which were in a liability position and would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended September 30, 2019
Interest rate swaps	Earnings from equity method investments	$(6,082)	$(126)
Interest rate swaps	Interest expense	(3,009)	(539)

For the Three Months Ended September 30, 2018
Interest rate swaps	Interest Expense	2,702	(144)
Interest rate swaps	Earnings from equity method investments	1,197	44

For the Nine Months Ended September 30, 2019
Interest rate swaps	Earnings from equity method investments	(21,309)	28
Interest rate swaps	Interest expense	(23,781)	(957)

For the Nine Months Ended September 30, 2018
Interest rate swaps	Interest Expense	1,552	(144)
Interest rate swaps	Earnings from equity method investments	4,705	(47)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 14—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of September 30, 2019 and December 31, 2018:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)(4)	Rate per Annum	Annual Dividend Per Share	Carrying Value (in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
J (convertible)(4)	4,000	0.001	50.00	4.50%	2.25	193,510
	16,200					$476,000
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

(2)
The Company declared and paid dividends of $6.0 million, $4.6 million and $7.0 million on its Series D, G and I Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2019 and 2018, respectively. The Company declared and paid dividends of $6.8 million on its Series J Convertible Perpetual Preferred Stock during the nine months ended September 30, 2019 and 2018. The character of the 2018 dividends was 100% capital gain distribution, of which 26.02% represented unrecaptured section 1250 gain and 73.98% represented long term capital gain. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

(4)
Each share of the Series J Preferred Stock is convertible at the holder's option at any time into shares of the Company's common stock. The Company may, at its option, redeem the Series J Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $50.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. The conversion rate as of September 30, 2019 was 4.0918 shares of the Company's common stock (equal to a conversion price of approximately $12.22 per share). The conversion rate is subject to adjustment from time to time for specified events.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2018, the Company had $567.7 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2031 and will fully expire in 2036 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The 2016 Senior Term Loan and the 2015 Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $19.0 million, or $0.29 per share, for the nine months ended September 30, 2019. The Company declared common stock dividends of $6.2 million, or $0.09 per share, for the nine months ended September 30, 2018.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the nine months ended September 30, 2019, the Company repurchased 6.2 million shares of its outstanding common stock for $58.8 million, for an average cost of $9.44 per share. During the nine months ended September 30, 2018, the Company repurchased 0.8 million shares of its outstanding common stock for $8.3 million, for an average cost of $10.22 per share. As of September 30, 2019, the Company had remaining authorization to repurchase up to $22.1 million of common stock under its stock repurchase program.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	September 30, 2019	December 31, 2018
Unrealized gains on available-for-sale securities	$2,962	$475
Unrealized losses on cash flow hedges	(39,285)	(13,546)
Unrealized losses on cumulative translation adjustment	(4,199)	(4,199)
Accumulated other comprehensive loss	$(40,522)	$(17,270)

Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $6.7 million and $20.7 million for the three and nine months ended September 30, 2019, respectively, and $3.7 million and $16.2 million for the three and nine months ended September 30, 2018, respectively, in "General and administrative" in the Company's consolidated statements of operations.
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
2019-2020 iPIP Plan—The Company's 2019-2020 iPIP plan is an equity-classified award which is measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" in the Company's consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2020 iPIP plan will be held by a consolidated subsidiary of the Company that has two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the nine months ended September 30, 2019, the Company recorded $2.0 million of expense related to the 2019-2020 iPIP plan. Distributions on the class B units will be 50% in cash and 50% in shares of the Company's common stock.
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
The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the nine months ended September 30, 2019.

	iPIP Investment Pool
	2013-2014	2015-2016	2017-2018
Points at beginning of period	85.77	79.41	82.43
Granted	—	—	—
Forfeited	(1.60)	(2.73)	(3.72)
Points at end of period	84.17	76.68	78.71

During the nine months ended September 30, 2019, the Company made distributions to participants in the 2013-2014 investment pool. The iPIP participants received total distributions in the amount of $7.4 million as compensation, comprised of

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

$3.8 million in cash and 389,545 shares of the Company's common stock, with a fair value of $3.6 million or $9.21 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 209,118 shares of the Company's common stock were issued. As of September 30, 2019 and December 31, 2018, the Company had accrued compensation costs relating to iPIP of $44.2 million and $37.5 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of September 30, 2019, an aggregate of 3.0 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the nine months ended September 30, 2019, is as follows (in thousands):

Nonvested at beginning of period	357
Granted	481
Vested	(52)
Forfeited	(89)
Nonvested at end of period	697

As of September 30, 2019, there was $3.3 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.4 years.
Directors' Awards—During the nine months ended September 30, 2019, the Company granted 80,270 restricted shares of common stock to non-employee Directors at a fair value of $8.74 at the time of grant for their annual equity awards and also issued 4,856 common stock equivalents ("CSEs") at a fair value of $10.82 per CSE in respect of dividend equivalents on outstanding CSEs. As of September 30, 2019, a combined total of 257,296 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.4 million.

401(k) Plan—The Company made contributions of $0.1 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.9 million for the three and nine months ended September 30, 2018, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 16—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share ("EPS") calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$3,626	$(8,832)	$370,347	$86,702
Net income attributable to noncontrolling interests	(2,845)	(2,028)	(8,168)	(11,632)
Preferred dividends	(8,124)	(8,124)	(24,372)	(24,372)
Net income (loss) allocable to common shareholders for basic earnings per common share	$(7,343)	$(18,984)	$337,807	$50,698
Add: Effect of Series J convertible perpetual preferred stock	—	—	6,750	6,750
Net income (loss) allocable to common shareholders for diluted earnings per common share	$(7,343)	$(18,984)	$344,557	$57,448

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings allocable to common shares:
Numerator for basic earnings per share:
Net income (loss) allocable to common shareholders	$(7,343)	$(18,984)	$337,807	$50,698

Numerator for diluted earnings per share:
Net income (loss) allocable to common shareholders	$(7,343)	$(18,984)	$344,557	$57,448

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	62,168	67,975	64,624	67,940
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	—	—	114	131
Add: Effect of series J convertible perpetual preferred stock	—	—	16,138	15,658
Weighted average common shares outstanding for diluted earnings per common share	62,168	67,975	80,876	83,729

Basic earnings per common share:
Net income (loss) allocable to common shareholders	$(0.12)	$(0.28)	$5.23	$0.75

Diluted earnings per common share:(1)
Net income (loss) allocable to common shareholders	$(0.12)	$(0.28)	$4.26	$0.69

_______________________________________________________________________________

(1)
For the three months ended September 30, 2019 and 2018, 16,306 and 15,703, respectively of Series J convertible perpetual preferred stock was anti-dilutive. For the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, the effect of certain of the Company's restricted stock awards were anti-dilutive. The Company will settle conversions of the 3.125% Convertible Notes (refer to Note 11) by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the three and nine months ended September 30, 2019 and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2019
Recurring basis:
Derivative assets(1)	$94	$—	$94	$—
Derivative liabilities(1)	11,572	—	11,572	—
Available-for-sale securities(1)	24,102	—	—	24,102

As of December 31, 2018
Recurring basis:
Derivative assets(1)	$3,669	$—	$3,669	$—
Derivative liabilities(1)	10,244	—	10,244	—
Available-for-sale securities(1)	21,661	—	—	21,661
Non-recurring basis:
Impaired real estate(2)	29,400	—	—	29,400
Impaired real estate available and held for sale(3)	19,300	—	—	19,300
Impaired land and development(4)	78,400	—	—	78,400

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	2019	2018
Beginning balance	$21,661	$22,842
Repayments	(45)	(46)
Unrealized gains (losses) recorded in other comprehensive income	2,486	(1,514)
Ending balance	$24,102	$21,282

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $0.8 billion and $4.0 billion, respectively, as of September 30, 2019 and $1.0 billion and $3.5 billion, respectively, as of December 31, 2018. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable, net investment in leases and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, is included in the fair value hierarchy table above.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended September 30, 2019:
Operating lease income	$—	$38,006	$6,034	$70	$—	$44,110
Interest income	18,912	789	—	—	—	19,701
Interest income from sales-type leases	—	8,339	—	—	—	8,339
Other income	115	6,347	7,611	2,124	2,073	18,270
Land development revenue	—	—	—	54,918	—	54,918
Earnings (losses) from equity method investments	—	2,848	4,875	(301)	195	7,617
Income from sales of real estate	—	3,458	18	—	—	3,476
Total revenue and other earnings	19,027	59,787	18,538	56,811	2,268	156,431
Real estate expense	—	(6,460)	(9,314)	(7,413)	—	(23,187)
Land development cost of sales	—	—	—	(48,101)	—	(48,101)
Other expense	(49)	—	—	—	(358)	(407)
Allocated interest expense	(6,902)	(25,176)	(2,393)	(5,268)	(6,783)	(46,522)
Allocated general and administrative(2)	(2,035)	(6,887)	(727)	(3,019)	(4,702)	(17,370)
Segment profit (loss)(3)	$10,041	$21,264	$6,104	$(6,990)	$(9,575)	$20,844
Other significant items:
Recovery of loan losses	$(3,805)	$—	$—	$—	$—	$(3,805)
Depreciation and amortization	—	12,409	1,244	243	303	14,199
Capitalized expenditures	—	7,846	2,816	20,536	—	31,198

Three Months Ended September 30, 2018:
Operating lease income	$—	$45,204	$13,803	$102	$—	$59,109
Interest income	22,915	—	—	—	—	22,915
Other income	753	1,008	21,253	857	3,937	27,808
Land development revenue	—	—	—	12,309	—	12,309
Earnings (losses) from equity method investments	—	775	(2,223)	161	652	(635)
Income from sales of real estate	—	—	5,409	—	—	5,409
Total revenue and other earnings	23,668	46,987	38,242	13,429	4,589	126,915
Real estate expense	—	(4,774)	(18,649)	(8,864)	—	(32,287)
Land development cost of sales	—	—	—	(12,114)	—	(12,114)
Other expense	(179)	—	—	—	(119)	(298)
Allocated interest expense	(9,558)	(16,454)	(4,547)	(5,014)	(11,646)	(47,219)
Allocated general and administrative(2)	(2,693)	(5,740)	(1,429)	(3,576)	(4,524)	(17,962)
Segment profit (loss)(3)	$11,238	$20,019	$13,617	$(16,139)	$(11,700)	$17,035
Other significant items:
Provision for loan losses	$200	$—	$—	$—	$—	$200
Impairment of assets	—	—	989	—	—	989
Depreciation and amortization	—	12,554	6,857	263	305	19,979
Capitalized expenditures	—	28,315	5,860	33,608	—	67,783

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Nine Months Ended September 30, 2019:
Operating lease income	$—	$136,150	$21,844	$216	$—	$158,210
Interest income	59,220	1,197	—	—	—	60,417
Interest income from sales-type leases	—	12,157	—	—	—	12,157
Other income	2,836	12,705	13,960	6,877	6,755	43,133
Land development revenue	—	—	—	76,691	—	76,691
Earnings (losses) from equity method investments	—	13,660	(166)	2,910	162	16,566
Selling profit from sales-type leases	—	180,416	—	—	—	180,416
Income from sales of real estate	—	223,200	10,206	—	—	233,406
Total revenue and other earnings	62,056	579,485	45,844	86,694	6,917	780,996
Real estate expense	—	(18,335)	(28,646)	(24,184)	—	(71,165)
Land development cost of sales	—	—	—	(71,785)	—	(71,785)
Other expense	(359)	—	—	—	(12,439)	(12,798)
Allocated interest expense	(23,251)	(70,548)	(7,859)	(15,888)	(19,305)	(136,851)
Allocated general and administrative(2)	(6,523)	(19,299)	(2,214)	(9,199)	(14,583)	(51,818)
Segment profit (loss)(3)	$31,923	$471,303	$7,125	$(34,362)	$(39,410)	$436,579
Other significant non-cash items:
Recovery of loan losses	$(3,792)	$—	$—	$—	$—	$(3,792)
Impairment of assets	—	—	3,853	1,100	—	4,953
Depreciation and amortization	—	38,242	3,701	733	910	43,586
Capitalized expenditures	—	12,707	4,878	86,029	—	103,614

Nine Months Ended September 30, 2018:
Operating lease income	$—	$104,241	$44,818	$457	$—	$149,516
Interest income	74,824	—	—	—	—	74,824
Other income	4,271	2,755	46,748	2,640	7,537	63,951
Land development revenue	—	—	—	369,665	—	369,665
Earnings (losses) from equity method investments	—	7,028	(4,814)	2,726	(9,521)	(4,581)
Gain from consolidation of equity method investment	—	67,877	—	—	—	67,877
Income from sales of real estate	—	24,907	54,446	—	—	79,353
Total revenue and other earnings	79,095	206,808	141,198	375,488	(1,984)	800,605
Real estate expense	—	(12,186)	(64,091)	(29,234)	—	(105,511)
Land development cost of sales	—	—	—	(318,881)	—	(318,881)
Other expense	(869)	—	—	—	(4,311)	(5,180)
Allocated interest expense	(31,971)	(44,246)	(14,653)	(16,795)	(27,907)	(135,572)
Allocated general and administrative(2)	(10,514)	(15,179)	(5,447)	(11,128)	(15,142)	(57,410)
Segment profit (loss)(3)	$35,741	$135,197	$57,007	$(550)	$(49,344)	$178,051
Other significant non-cash items:
Provision for loan losses	$18,237	$—	$—	$—	$—	$18,237
Impairment of assets	—	4,342	5,535	1,300	—	11,177
Depreciation and amortization	—	25,205	14,522	1,095	1,035	41,857
Capitalized expenditures	—	29,512	18,186	107,658	—	155,356

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
As of September 30, 2019
Real estate
Real estate, net	$—	$1,329,896	$200,220	$—	$—	$1,530,116
Real estate available and held for sale	—	—	12,688	—	—	12,688
Total real estate	—	1,329,896	212,908	—	—	1,542,804
Net investment in leases	—	421,252	—	—	—	421,252
Land and development, net	—	—	—	610,380	—	610,380
Loans receivable and other lending investments, net	764,055	44,234	—	—	—	808,289
Other investments	—	586,358	60,347	42,675	44,413	733,793
Total portfolio assets	$764,055	$2,381,740	$273,255	$653,055	$44,413	4,116,518
Cash and other assets						1,463,440
Total assets						$5,579,958

As of December 31, 2018
Real estate
Real estate, net	$—	$1,536,494	$234,525	$—	$—	$1,771,019
Real estate available and held for sale	—	1,055	21,496	—	—	22,551
Total real estate	—	1,537,549	256,021	—	—	1,793,570
Land and development, net	—	—	—	598,218	—	598,218
Loans receivable and other lending investments, net	988,224	—	—	—	—	988,224
Other investments	—	165,804	65,643	65,312	7,516	304,275
Total portfolio assets	$988,224	$1,703,353	$321,664	$663,530	$7,516	3,684,287
Cash and other assets						1,329,990
Total assets						$5,014,277
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

(2)
General and administrative excludes stock-based compensation expense of $6.7 million and $20.7 million for the three and nine months ended September 30, 2019, respectively, and $3.7 million and $16.2 million for the three and nine months ended September 30, 2018, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Segment profit	$20,844	$17,035	$436,579	$178,051
Add/Less: Recovery of (provision for) loan losses	3,805	(200)	3,792	(18,237)
Less: Impairment of assets	—	(989)	(4,953)	(11,177)
Less: Stock-based compensation expense	(6,740)	(3,651)	(20,694)	(16,245)
Less: Depreciation and amortization	(14,199)	(19,979)	(43,586)	(41,857)
Less: Income tax expense	(84)	(137)	(323)	(386)
Less: Loss on early extinguishment of debt, net	—	(911)	(468)	(3,447)
Net income (loss)	$3,626	$(8,832)	$370,347	$86,702

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our Annual Report, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our Annual Report. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.
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
In September 2019, we issued $675.0 million principal amount of 4.75% senior unsecured notes due October 2024. Proceeds from the offering, together with cash on hand, were used in October 2019 to repay in full the $400.0 million principal amount outstanding of the 4.625% senior unsecured notes due September 2020 and the $275.0 million principal amount outstanding of the 6.50% senior unsecured notes due July 2021. We have no debt maturities through April 2022. As of September 30, 2019, we had $917.3 million of cash and $350.0 million of credit facility availability. We expect to use our unrestricted cash balance primarily to fund future investment activities, pay debt service, make distributions to shareholders and for general working capital needs.

Consistent with our historical approach of offering differentiated capital where we believe we can capture better risk-adjusted returns, we have invested, and intend to continue to invest, more of our capital and resources in the Ground Lease business. In January 2019, we expanded our relationship with SAFE through an additional $250.0 million equity investment and an amendment of our management agreement with SAFE that gives us greater protection against a termination of the agreement, and incentivizes us to grow SAFE's portfolio. In August 2019, we further expanded our relationship with SAFE through a private placement in which we acquired 6.0 million shares of SAFE's common stock for $168.0 million. We have also pursued and will continue to pursue joint transactions with SAFE, such as offering customers a SAFE Ground Lease and an iStar leasehold loan.
In July 2018, we entered into "Net Lease Venture II" with total capital commitments of $526 million and an investment strategy similar to the Net Lease Venture. We have an equity interest in the new venture of approximately 51.9% and are responsible for managing the venture in exchange for management and incentive fees.

For the three months ended September 30, 2019, we recorded a net loss allocable to common shareholders of $7.3 million, compared to a net loss of $19.0 million during the same period in the prior year. Adjusted income allocable to common shareholders for the three months ended September 30, 2019 was $3.4 million, compared to $3.7 million during the same period in the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income (loss)).
We continue to work on monetizing, repositioning or redeveloping our legacy portfolio, which includes transitional operating properties and land and development assets, such as the Asbury Park assemblage and the Magnolia Green community (refer to our Annual Report on Form 10-K), in order to maximize their value.
Portfolio Overview

As of September 30, 2019, based on our gross book value, including the carrying value of our equity method investments exclusive of accumulated depreciation, our total investment portfolio has the following characteristics:

As of September 30, 2019, based on our gross book value, including the carrying value of our equity method investments gross of accumulated depreciation, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$83,835	$1,150,760	$98,874	$—	$1,333,469	29.4%
Entertainment / Leisure	—	934,351	15,869	—	950,220	20.9%
Land and Development	84,597	—	—	662,419	747,016	16.4%
Ground Leases	—	611,209	—	—	611,209	13.4%
Hotel	160,630	—	76,433	—	237,063	5.2%
Mixed Use / Mixed Collateral	194,581	—	39,210	—	233,791	5.1%
Multifamily	127,700	—	32,154	—	159,854	3.5%
Other Property Types	36,053	57,348	—	—	93,401	2.1%
Condominium	63,759	—	11,742	—	75,501	1.7%
Retail	21,600	—	39,654	—	61,254	1.3%
Strategic Investments	—	—	—	—	44,413	1.0%
Total	$772,755	$2,753,668	$313,936	$662,419	$4,547,191	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$286,918	$767,249	$92,656	$317,707	$1,464,530	32.3%
West	224,598	509,625	56,170	75,801	866,194	19.0%
Mid-Atlantic	12,287	486,862	—	131,656	630,805	13.9%
Southwest	30,100	422,278	105,802	51,493	609,673	13.4%
Southeast	62,536	320,101	15,422	54,262	452,321	9.9%
Central	60,771	238,385	43,886	31,500	374,542	8.2%
Various	95,545	9,168	—	—	104,713	2.3%
Strategic Investments	—	—	—	—	44,413	1.0%
Total	$772,755	$2,753,668	$313,936	$662,419	$4,547,191	100.0%

Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. As of September 30, 2019, our real estate finance portfolio, including securities and other lending investments, totaled $817.0 million, exclusive of general loan loss reserves. The portfolio, excluding securities and other lending investments, included $648.4 million of performing loans with a weighted average maturity of 1.7 years.

The tables below summarize our loans and the reserves for loan losses associated with our loans ($ in thousands):

	September 30, 2019
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	25	$648,362	$(8,700)	$639,662	97.5%	1.3%
Non-performing loans	1	38,400	(21,701)	16,699	2.5%	56.5%
Total	26	$686,762	$(30,401)	$656,361	100.0%	4.4%

	December 31, 2018
	Number of Loans	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$852,768	$(13,000)	$839,768	97.0%	1.5%
Non-performing loans	3	66,725	(40,395)	26,330	3.0%	60.5%
Total	38	$919,493	$(53,395)	$866,098	100.0%	5.8%

Performing Loans—The table below summarizes our performing loans exclusive of reserves ($ in thousands):

	September 30, 2019	December 31, 2018
Senior mortgages	$516,168	$694,025
Corporate/Partnership loans	121,500	148,583
Subordinate mortgages	10,694	10,160
Total	$648,362	$852,768

Weighted average LTV	64%	63%
Yield	9.0%	9.2%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2019, we had a non-performing loan with an aggregate carrying value of $16.7 million compared to non-performing loans with an aggregate carrying value of $26.3 million as of December 31, 2018. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $30.4 million as of September 30, 2019, or 4.4% of total loans, compared to $53.4 million or 5.8% as of December 31, 2018. For the nine months ended September 30, 2019, the recovery of loan losses included a decrease in the general reserve of $4.3 million offset by an increase in the specific reserve of $0.5 million. We also charged-off $19.2 million from the specific reserve due to the resolution of a non-performing loan. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2019, asset-specific reserves decreased to $21.7 million compared to $40.4 million as of December 31, 2018, primarily due to a $19.2 million charge-off from the specific reserve due to the resolution of a non-performing loan.

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

The general reserve decreased to $8.7 million or 1.3% of performing loans as of September 30, 2019, compared to $13.0 million or 1.5% of performing loans as of December 31, 2018. The decrease was primarily attributable to a decrease in the balance of our performing loans.

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

The net lease segment includes our traditional net lease investments and our investment in SAFE. As of September 30, 2019, our consolidated net lease portfolio totaled $2.2 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II, exclusive of accumulated depreciation, totaled $2.8 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate(1)	Net Lease Venture II	SAFE
Ownership %	100.0%	51.9%	67.1%
Gross book value (millions)(2)	$2,154	$31	$1,452

% Leased	98.0%	100.0%	100.0%
Square footage (thousands)	16,230	169	N/A
Weighted average lease term (years)(3)	17.8	9.3	87.6
Weighted average yield(4)	8.0%	8.1%	4.3%
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

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE's Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on its land at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of September 30, 2019, we owned approximately 67.1% of SAFE's common stock outstanding.
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
Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and collateral types including office, retail, hotel and residential properties. As of September 30, 2019, our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $313.9 million.

Land and Development
The following table presents a land and development portfolio rollforward for the nine months ended September 30, 2019.

Land and Development Portfolio Rollforward
(in millions)
	Asbury Ocean Club and Asbury Park Waterfront	Magnolia Green	All Others	Total Segment
Beginning balance(1)	$240.1	$109.5	$248.6	$598.2
Asset sales(2)	(31.7)	(12.1)	(25.4)	(69.2)
Capital expenditures	63.6	15.7	6.7	86.0
Other(3)	(28.8)	(1.7)	25.9	(4.6)
Ending balance(1)	$243.2	$111.4	$255.8	$610.4
_______________________________________________________________________

(1)	As of September 30, 2019 and December 31, 2018, Total Segment excludes $42.7 million and $65.3 million, respectively, of equity method investments.

(2)	Represents gross book value of the assets sold, rather than proceeds received.

(3)	For Asbury Ocean Club and Asbury Park Waterfront, other represents assets transferred to the operating properties segment.

Results of Operations for the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

	For the Three Months Ended September 30,
	2019	2018	$ Change
	(in thousands)
Operating lease income	$44,110	$59,109	$(14,999)
Interest income	19,701	22,915	(3,214)
Interest income from sales-type leases	8,339	—	8,339
Other income	18,270	27,808	(9,538)
Land development revenue	54,918	12,309	42,609
Total revenue	145,338	122,141	23,197
Interest expense	46,522	47,219	(697)
Real estate expense	23,187	32,287	(9,100)
Land development cost of sales	48,101	12,114	35,987
Depreciation and amortization	14,199	19,979	(5,780)
General and administrative	24,110	21,613	2,497
(Recovery of) provision for loan losses	(3,805)	200	(4,005)
Impairment of assets	—	989	(989)
Other expense	407	298	109
Total costs and expenses	152,721	134,699	18,022
Income from sales of real estate	3,476	5,409	(1,933)
Loss on early extinguishment of debt, net	—	(911)	911
Earnings (losses) from equity method investments	7,617	(635)	8,252
Income tax expense	(84)	(137)	53
Net income (loss)	$3,626	$(8,832)	$12,458

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $15.0 million, or 25%, to $44.1 million during the three months ended September 30, 2019 from $59.1 million for the same period in 2018. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended September 30,
	2019	2018	Change
Net Lease(1)	$38.0	$45.2	$(7.2)
Operating Properties(2)	6.0	13.8	(7.8)
Land and Development	0.1	0.1	—
Total	$44.1	$59.1	$(15.0)
______________________________________________________________

(1)	Change primarily due to the reclassification of certain operating leases to sales-type leases in May 2019 (refer to Note 5) and asset sales, partially offset by new acquisitions.

(2)	Change primarily due to asset sales.

The following table shows certain same store statistics for our Net Lease segment. Same store assets are defined as assets we owned on or prior to July 1, 2018 and were in service through September 30, 2019 (Operating lease income in millions).

	Three Months Ended September 30,
	2019	2018
Operating lease income	$39.7	$38.5
Rent per square foot	$10.68	$10.33
Occupancy(1)	98.1%	98.6%
______________________________________________________________

(1)	Occupancy as of September 30, 2019 and 2018.

Interest income decreased $3.2 million, or 14%, to $19.7 million during the three months ended September 30, 2019 from $22.9 million for the same period in 2018. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $865.6 million for the three months ended September 30, 2019 and $1.03 billion for the three months ended September 30, 2018. The weighted average yield on our performing loans and other lending investments was 8.7% for the three months ended September 30, 2019 and 2018.
Interest income from sales-type leases was $8.3 million for the three months ended September 30, 2019. On January 1, 2019, we adopted new accounting standards (refer to Note 3) and classify certain of our leases as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our leases that do not qualify as sales-type leases.
Other income decreased $9.5 million, or 34%, to $18.3 million during the three months ended September 30, 2019 from $27.8 million for the same period in 2018. Other income during the three months ended September 30, 2019 consisted primarily of income from our hotel properties, lease termination fees, other ancillary income from our operating properties, land and development projects and loan portfolio and interest income on our cash. Other income during the three months ended September 30, 2018 consisted primarily of lease termination fees, income from our hotel properties, other ancillary income from our operating properties and interest income on our cash.
Land development revenue and cost of sales—During the three months ended September 30, 2019, we sold residential lots and units and recognized land development revenue of $54.9 million which had associated cost of sales of $48.1 million. During the three months ended September 30, 2018, we sold residential lots and units and recognized land development revenue of $12.3 million which had associated cost of sales of $12.1 million. The increase in 2019 was primarily due to sales of residential units at Asbury Ocean Club.
Costs and expenses—Interest expense decreased $0.7 million, or 1%, to $46.5 million during the three months ended September 30, 2019 from $47.2 million for the same period in 2018 due to a decrease in the balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, which decreased to $3.50 billion for the three months ended September 30, 2019 from $3.69 billion for the same period in 2018. Our weighted average cost of debt for the three months ended September 30, 2019 and 2018 was 5.3% and 5.4%, respectively.

Real estate expenses decreased $9.1 million, or 28%, to $23.2 million during the three months ended September 30, 2019 from $32.3 million for the same period in 2018. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended September 30,
	2019	2018	Change
Operating Properties(1)	$9.4	$18.6	$(9.2)
Land and Development(2)	7.4	8.9	(1.5)
Net Lease(3)	6.4	4.8	1.6
Total	$23.2	$32.3	$(9.1)
______________________________________________________________

(1)	Change primarily due to asset sales.

(2)	Change primarily due to a decrease in legal and consulting costs, partially offset by new operating properties.

(3)	Change primarily due to new acquisitions.

Depreciation and amortization decreased $5.8 million, or 29%, to $14.2 million during the three months ended September 30, 2019 from $20.0 million for the same period in 2018, primarily due to asset sales.
General and administrative expenses increased $2.5 million, or 12%, to $24.1 million during the three months ended September 30, 2019 from $21.6 million for the same period in 2018. The following table summarizes our general and administrative expenses for the three months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,
	2019		2018	Change
Payroll and related costs	$14.2		$14.2	$—
Performance Incentive Plans(1)	5.1	5.0	2.4	2.7
Public company costs	1.5		1.0	0.5
Occupancy costs	1.1		1.2	(0.1)
Other	2.2		2.8	(0.6)
Total	$24.1		$21.6	$2.5
____________________________________________________

(1)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. For liability-classified awards, such amounts may increase or decrease over time until the awards are settled. Please refer to Note 15 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The recovery of loan losses was $3.8 million during the three months ended September 30, 2019 as compared to a provision for loan losses of $0.2 million for the same period in 2018. The recovery of loan losses for the three months ended September 30, 2019 was due to a decrease in the general reserve. The provision for loan losses for the three months ended September 30, 2018 was due to an increase in the general reserve.
During the three months ended September 30, 2018, we recorded an aggregate impairment of $1.0 million that resulted from the sale of commercial operating properties and residential condominium units.
Other expense increased slightly to $0.4 million during the three months ended September 30, 2019 from $0.3 million for the same period in 2018.
Income from sales of real estate—Income from sales of real estate increased to $3.5 million during the three months ended September 30, 2019 from $5.4 million for the same period in 2018. The following table presents our income from sales of real estate by segment ($ in millions).

	Three Months Ended September 30,
	2019	2018
Net Lease	$3.5	$—
Operating Properties	—	5.4
Total	$3.5	$5.4

Loss on early extinguishment of debt, net—During the three months ended September 30, 2018, we incurred losses on early extinguishment of debt of $0.9 million resulting from the repayment of senior notes prior to maturity.
Earnings (losses) from equity method investments—Earnings (losses) from equity method investments increased to $7.6 million during the three months ended September 30, 2019 from $(0.6) million for the same period in 2018. During the three months ended September 30, 2019, we recognized $8.2 million resulting from the sale of an asset in an operating property venture, $2.9 million of income from our equity method investment in SAFE and $3.5 million of aggregate losses from our remaining equity method investments. During the three months ended September 30, 2018, we recognized $0.8 million from our equity method investment in SAFE and $1.4 million of aggregate losses from our remaining equity method investments.
Income tax expense—Income tax expense of $0.1 million was recorded during the three months ended September 30, 2019 as compared to an income tax expense of $0.1 million for the same period in 2018. The income tax expense for the three months ended September 30, 2019 and 2018 primarily related to federal taxes at one of our taxable REIT subsidiaries, state margins taxes and other minimum state franchise taxes.

Results of Operations for the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

	For the Nine Months Ended September 30,
	2019	2018	$ Change
	(in thousands)
Operating lease income	$158,210	$149,516	$8,694
Interest income	60,417	74,824	(14,407)
Interest income from sales-type leases	12,157	—	12,157
Other income	43,133	63,951	(20,818)
Land development revenue	76,691	369,665	(292,974)
Total revenue	350,608	657,956	(307,348)
Interest expense	136,851	135,572	1,279
Real estate expense	71,165	105,511	(34,346)
Land development cost of sales	71,785	318,881	(247,096)
Depreciation and amortization	43,586	41,857	1,729
General and administrative	72,512	73,655	(1,143)
Provision for loan losses	(3,792)	18,237	(22,029)
Impairment of assets	4,953	11,177	(6,224)
Other expense	12,798	5,180	7,618
Total costs and expenses	409,858	710,070	(300,212)
Income from sales of real estate	233,406	79,353	154,053
Loss on early extinguishment of debt, net	(468)	(3,447)	2,979
Earnings (losses) from equity method investments	16,566	(4,581)	21,147
Selling profit from sales-type leases	180,416	—	180,416
Gain on consolidation of equity method investment	—	67,877	(67,877)
Income tax expense	(323)	(386)	63
Net income	$370,347	$86,702	$283,645

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased $8.7 million, or 6%, to $158.2 million during the nine months ended September 30, 2019 from $149.5 million for the same period in 2018. The following table summarizes our operating lease income by segment ($ in millions).

	For the Nine Months Ended September 30,
	2019	2018	Change
Net Lease(1)	$136.2	$104.2	$32.0
Operating Properties(2)	21.8	44.8	(23.0)
Land and Development	0.2	0.5	(0.3)
Total	$158.2	$149.5	$8.7
______________________________________________________________

(1)
Change primarily due to a $42.1 million increase from the consolidation of the Net Lease Venture on June 30, 2018 and acquiring new assets during the nine months ended September 30, 2019, partially offset by a decrease of $9.1 million from the reclassification of certain operating leases as sales-type leases in May 2019 (refer to Note 5) and asset sales.

(2)	Change primarily due to asset sales.

The following table shows certain same store statistics for our Net Lease segment. Same store assets are defined as assets we owned on or prior to January 1, 2018 and were in service through September 30, 2019 (Operating lease income in millions).

	Nine Months Ended September 30,
	2019	2018
Operating lease income	$67.4	$67.1
Rent per square foot	$9.46	$9.39
Occupancy(1)	97.1%	97.9%
______________________________________________________________

(1)	Occupancy as of September 30, 2019 and 2018.

Interest income decreased $14.4 million, or 19%, to $60.4 million during the nine months ended September 30, 2019 from $74.8 million for the same period in 2018. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $879.7 million for the nine months ended September 30, 2019 and $1.07 billion for the nine months ended September 30, 2018. The weighted average yield on our performing loans and other lending investments was 9.0% and 9.3% for the nine months ended September 30, 2019 and 2018, respectively.
Interest income from sales-type leases was $12.2 million for the nine months ended September 30, 2019. On January 1, 2019, we adopted new accounting standards (refer to Note 3) and classify certain of our leases as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our leases that do not qualify as sales-type leases.
Other income decreased $20.8 million, or 33%, to $43.1 million during the nine months ended September 30, 2019 from $64.0 million for the same period in 2018. Other income during the nine months ended September 30, 2019 consisted primarily of income from our hotel properties, lease termination fees, other ancillary income from our operating properties, land and development projects and loan portfolio and interest income on our cash. Other income during the nine months ended September 30, 2018 consisted primarily of lease termination fees, income from our hotel properties, other ancillary income from our operating properties and interest income on our cash.
Land development revenue and cost of sales—During the nine months ended September 30, 2019, we sold residential lots and units and recognized land development revenue of $76.7 million which had associated cost of sales of $71.8 million. During the nine months ended September 30, 2018, we sold land parcels and residential lots and units and recognized land development revenue of $369.7 million which had associated cost of sales of $318.9 million. The decrease in 2019 was primarily the result of two bulk parcel sales during the nine months ended September 30, 2018.
Costs and expenses—Interest expense increased $1.3 million, or 1%, to $136.9 million during the nine months ended September 30, 2019 from $135.6 million for the same period in 2018. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, was $3.52 billion for the nine months ended September 30, 2019 and $3.47 billion for the same period in 2018. Our weighted average cost of debt for the nine months ended September 30, 2019 and 2018 was 5.4% and 5.5%, respectively.
Real estate expenses decreased $34.3 million, or 33%, to $71.2 million during the nine months ended September 30, 2019 from $105.5 million for the same period in 2018. The following table summarizes our real estate expenses by segment ($ in millions).

	Nine Months Ended September 30,
	2019	2018	Change
Operating Properties(1)	$28.8	$64.1	$(35.3)
Land and Development(2)	24.2	29.2	(5.0)
Net Lease(3)	18.2	12.2	6.0
Total	$71.2	$105.5	$(34.3)
______________________________________________________________

(1)	Change primarily due to asset sales, partially offset by an increase at properties that began operations.

(2)
Change primarily due to certain properties being moved to operating properties after beginning operations and a decrease in legal costs at properties, partially offset by an increase in marketing costs at certain of our properties.

(3)	Change primarily due to the consolidation of the Net Lease Venture.

Depreciation and amortization increased $1.7 million, or 4%, to $43.6 million during the nine months ended September 30, 2019 from $41.9 million for the same period in 2018, primarily due to the consolidation of the Net Lease Venture on June 30, 2018, partially offset by the sale of commercial operating properties since October 1, 2018.
General and administrative expenses decreased $1.1 million, or 2%, to $72.5 million during the nine months ended September 30, 2019 from $73.7 million for the same period in 2018. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended September 30,
	2019		2018	Change
Payroll and related costs(1)	$40.8		$45.0	$(4.2)
Performance Incentive Plans(2)	16.6	5.0	12.6	4.0
Public company costs	4.4		3.9	0.5
Occupancy costs	3.3		3.8	(0.5)
Other	7.4		8.4	(1.0)
Total	$72.5		$73.7	$(1.2)
____________________________________________________

(1)	Decrease due to a reduction in headcount to 157 employees as of September 30, 2019 from 186 employees as of December 31, 2017.

(2)
Represents the fair value of points issued and change in fair value of the plans during the periods presented. For liability-classified awards, such amounts may increase or decrease over time until the awards are settled. Please refer to Note 15 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The recovery of loan losses was $3.8 million during the nine months ended September 30, 2019 as compared to a provision for loan losses of $18.2 million for the same period in 2018. The recovery of loan losses for the nine months ended September 30, 2019 was due to a decrease in the general reserve of $4.3 million offset by an increase in the specific reserve of $0.5 million. The provision for loan losses for the nine months ended September 30, 2018 was due to a specific reserve of $21.4 million resulting from the resolution of a non-performing loan partially offset by a $3.2 million decrease in the general reserve.
Impairment of assets was $5.0 million during the nine months ended September 30, 2019 and resulted from an impairment of $3.3 million on a commercial operating property based on an executed purchase and sale agreement, a $1.1 million impairment on a land and development asset due to a change in business strategy and $0.6 million of impairments in connection with the sale of residential condominium units. During the nine months ended September 30, 2018, we recorded an aggregate impairment of $11.2 million that resulted from a net lease asset where the total recovery was less than the carrying value, an impairment on a real estate asset that was sold and an impairment on a land and development asset based upon market comparable sales.
Other expense increased to $12.8 million during the nine months ended September 30, 2019 from $5.2 million for the same period in 2018. The increase in 2019 was due primarily to losses associated with derivative contracts that were terminated.
Income from sales of real estate—Income from sales of real estate increased to during the nine months ended September 30, 2019 from $79.4 million for the same period in 2018. The following table presents our income from sales of real estate by segment ($ in millions).

	Nine Months Ended September 30,
	2019	2018
Net Lease(1)	$223.2	$54.5
Operating Properties	10.2	24.9
Total	$233.4	$79.4
_______________________________________________________________________________

(1)
During the nine months ended September 30, 2019, we sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized gains of $219.7 million in "Income from sales of real estate" in our consolidated statements of operations.

Loss on early extinguishment of debt, net—During the nine months ended September 30, 2019 and 2018, we incurred losses on early extinguishment of debt of $0.5 million and $3.4 million, respectively, resulting from repayments of senior notes prior to maturity during the nine months ended September 30, 2019 and from repayments of our 2016 Senior Term Loan prior to its modification, the modification and upsize of our 2016 Senior Term Loan and repayments of senior notes prior to maturity during the nine months ended September 30, 2018.

Earnings (losses) from equity method investments—Earnings (losses) from equity method investments increased to $16.6 million during the nine months ended September 30, 2019 from $(4.6) million for the same period in 2018. During the nine months ended September 30, 2019, we recognized $8.2 million resulting from the sale of an asset in an operating property venture, $14.1 million of income from our equity method investment in SAFE and $5.7 million of aggregate losses from our remaining equity method investments. During the nine months ended September 30, 2018, we recognized $4.1 million related to operations at our Net Lease Venture (which we consolidate as of June 30, 2018), $2.9 million from our equity method investment in SAFE and $11.6 million of aggregate losses from our remaining equity method investments, inclusive of a $10.0 million impairment on a foreign equity method investment due to local market conditions.
Selling profit from sales-type leases—During the nine months ended September 30, 2019, we entered into a transaction with an operator of bowling entertainment venues, consisting of the purchase of nine bowling centers for $56.7 million and a commitment to invest up to $55.0 million in additional bowling centers over the next several years. The new centers were added to our existing master leases with the tenant. In connection with this transaction, the maturities of the leases were extended by 15 years to 2047. As a result of the modifications to the leases, we accounted for the leases as sales-type leases and recognized $180.4 million in "Selling profit from sales-type leases" as a result of the transaction.
Gain on consolidation of equity method investment—On June 30, 2018, we gained control of the Net Lease Venture when its investment period expired. As a result, as of June 30, 2018, we consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment. We recorded a gain of $67.9 million as a result of the consolidation.

Income tax expense—Income tax expense of $0.3 million was recorded during the nine months ended September 30, 2019 as compared to an income tax expense of $0.4 million for the same period in 2018. The income tax expense for the nine months ended September 30, 2019 and 2018 primarily related to state margins taxes and other minimum state franchise taxes.
Adjusted Income

In addition to net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we use adjusted income, a non-GAAP financial measure, to measure our operating performance. Adjusted income is used internally as a supplemental performance measure adjusting for certain non-cash GAAP measures to give management a view of income more directly derived from operating activities in the period in which they occur. Adjusted income is calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, provision for (recovery of) loan losses, impairment of assets, stock-based compensation expense, the liquidation preference recorded as a premium above book value on the redemption of preferred stock, the imputed non-cash interest expense recognized for the conversion feature of our senior convertible notes, the non-cash portion of gain (loss) on early extinguishment of debt and is adjusted for the effect of gains or losses on charge-offs and dispositions on carrying value gross of loan loss reserves and impairments ("Adjusted Income").

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018	2017	2019	2018	2017
	(in thousands)
Adjusted Income
Net income (loss) allocable to common shareholders	$(7,343)		$(18,984)	$(34,530)	$337,807	$50,698	$115,834
Add: Depreciation and amortization(1)	14,266		19,873	14,765	44,008	52,153	45,438
Add (Less): Provision for (recovery of) loan losses	(3,805)		200	(2,600)	(3,792)	18,237	(8,128)
Add: Impairment of assets(2)	—		989	595	4,953	21,769	15,292
Add: Stock-based compensation expense	6,740		3,651	2,934	20,694	16,245	12,730
Add: Loss on early extinguishment of debt, net	—		911	616	468	3,447	1,392
Add: Non-cash interest expense on senior convertible notes	1,254	—	1,191	110	3,714	3,527	110
Add: Premium on redemption of preferred stock	—		—	16,314	—	—	16,314
Add: Deferred gain on sale(3)	—		—	—	—	—	55,500
Less: Losses on charge-offs and dispositions(4)	(7,673)		(4,093)	(1,779)	(87,673)	(65,553)	(15,906)
Adjusted income (loss) allocable to common shareholders(3)	$3,439		$3,738	$(3,575)	$320,179	$100,523	$238,576
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

(3)
Adjusted Income for the nine months ended September 30, 2018, as previously reported, included a $75.9 million add-back attributable to aggregate deferred gains on our retained interests in entities to which we sold or contributed properties prior to 2018 and a $3.3 million add-back for depreciation related to such properties. We recognized those gains in our GAAP retained earnings as of January 1, 2018 when we adopted a new accounting standard that mandated such recognition. We are retrospectively modifying our presentation of Adjusted Income for 2018 and 2017, as shown in the table above, to reflect the effects of the dispositions in the periods in which they occurred. Adjusted Income for the nine months ended September 30, 2017 shown in the table above includes $55.5 million of the aggregate deferred gain, which resulted from the sale of our Ground Lease business to SAFE in the second quarter of 2017. The remaining $23.7 million of the aggregate deferred gains are not shown in the table above because the disposition transactions occurred prior to 2017. Adjusted Income as previously reported (i.e., prior to the retrospective modification) for the three and nine months ended September 30, 2018 was $3.7 million and $179.7 million, respectively, and for the three and nine months ended September 30, 2017 was $(3.6) million and $183.1 million, respectively.

(4)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not Adjusted Income.

Liquidity and Capital Resources

During the three months ended September 30, 2019, we invested $380.5 million into new investments, prior financing commitments and ongoing real estate development. This amount includes $57.2 million in real estate finance, $20.6 million to develop our land and development assets, $300.1 million to invest in net lease assets and $2.3 million of capital to reposition or redevelop our operating properties and $0.3 million in other investments. Also during the three months ended September 30, 2019, we generated $242.1 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $159.7 million from real estate finance, $28.7 million from operating properties and net lease assets and $53.7 million from land and development assets. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Operating Properties	$5,965	$22,671
Net Lease	15,116	21,540
Total capital expenditures on real estate assets	$21,081	$44,211

Land and Development	$93,395	$98,489
Total capital expenditures on land and development assets	$93,395	$98,489
As of September 30, 2019, we had unrestricted cash of $917.3 million and $350.0 million of borrowing capacity available under the 2015 Revolving Credit Facility. In October 2019, we repaid the $400.0 million principal amount outstanding of the 4.625% senior unsecured notes due September 2020 and the $275.0 million principal amount outstanding of the 6.50% senior unsecured notes due July 2021. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, distributions to shareholders and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $50.0 million to $100.0 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development projects and operating properties, and include multifamily and residential development activities which are expected to include approximately $20.0 million in vertical construction. The amount actually invested will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of September 30, 2019, we also had approximately $395.5 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have $331.8 million principal amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers. Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of September 30, 2019 (refer to Note 11 to our consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes(1)	$2,412,500	$—	$1,737,500	$—	$675,000	$—
Secured credit facilities	641,875	6,500	13,000	622,375	—	—
Mortgages	724,651	13,452	179,612	66,959	453,687	10,941
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,879,026	19,952	1,930,112	689,334	1,128,687	110,941
Interest Payable(1)(2)	720,653	172,542	308,117	134,049	82,637	23,308
Loan Participations Payable(3)	33,189	33,189	—	—	—	—
Lease Obligations(4)	1,613,457	9,554	14,119	12,869	32,401	1,544,514
Total	$6,246,325	$235,237	$2,252,348	$836,252	$1,243,725	$1,678,763
_______________________________________________________________________________

(1)
The $400.0 million principal amount outstanding of the 4.625% senior unsecured notes due September 2020 and the $275.0 million principal amount outstanding of the 6.50% senior unsecured notes due July 2021 were repaid in full in October 2019.

(2)
Variable-rate debt assumes one-month LIBOR of 2.02% and three-month LIBOR of 2.09% that were in effect as of September 30, 2019. Interest payable does not include payments that may be required under our interest rate derivatives.

(3)	Refer to Note 10 to the consolidated financial statements.

(4)
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

Collateral Assets—The carrying value of our assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	September 30, 2019		December 31, 2018
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,413,531	$116,585	$1,620,008	$151,011
Real estate available and held for sale	—	12,688	1,055	21,496
Net investment in leases	421,252	—	—	—
Land and development, net	42,402	567,978	12,300	585,918
Loans receivable and other lending investments, net(2)(3)	308,474	475,374	498,524	480,154
Other investments	—	733,793	—	304,275
Cash and other assets	2,645	1,460,795	—	1,329,990
Total	$2,188,304	$3,367,213	$2,131,887	$2,872,844
_______________________________________________________________________________

(1)
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of September 30, 2019, Collateral Assets includes $412.0 million carrying value of assets held by entities whose equity interests are pledged as collateral for the 2015 Revolving Credit Facility that is undrawn as of September 30, 2019.

(2)	As of September 30, 2019 and December 31, 2018, the amounts presented exclude general reserves for loan losses of $8.7 million and $13.0 million, respectively.

(3)	As of September 30, 2019 and December 31, 2018, the amounts presented exclude loan participations of $33.1 million and $22.5 million, respectively.

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
The 2016 Senior Term Loan and the 2015 Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the 2016 Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The 2015 Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The 2015 Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. We may not pay dividends if we cease to qualify as a REIT. In June 2018, we amended the terms of the 2016 Senior Term Loan and the 2015 Revolving Credit Facility to include the ability to pay common dividends with no restrictions so long as we are not in default on any of our debt obligations. We declared common stock dividends of $19.0 million, or $0.29 per share, for the nine months ended September 30, 2019.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2019, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate(2)	Other Investments	Total
Performance-Based Commitments	$294,059	$77,251	$—	$371,310
Strategic Investments	—	—	24,177	24,177
Total	$294,059	$77,251	$24,177	$395,487
_______________________________________________________________________________

(1)	Excludes $16.8 million of commitments on loan participations sold that are not our obligation.

(2)	Includes a commitment to invest up to $55.0 million in additional bowling centers over the next several years (refer to Note 5).

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the nine months ended September 30, 2019, we repurchased 6.2 million shares of our outstanding common stock for $58.8 million, for an average cost of $9.44 per share. During the nine months ended September 30, 2018, we repurchased 0.8 million shares of our outstanding common stock for $8.3 million, for an average cost of $10.22 per share. As of September 30, 2019, we had remaining authorization to repurchase up to $22.1 million of common stock under our stock repurchase program.
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

For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements and our Annual Report on Form 10-K.

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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.02% as of September 30, 2019. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(6,184)
-50 Basis Points	(3,172)
-10 Basis Points	(670)
Base Interest Rate	—
+10 Basis Points	702
+50 Basis Points	3,827
+100 Basis Points	7,821
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of September 30, 2019, $400.3 million of our floating rate loans have a weighted average interest rate floor of 1.3% and $33.2 million of our floating rate debt obligations have a weighted average interest rate floor of 0.4%.

Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, who is currently performing the functions of the Company's principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The

Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer and principal financial officer (whose functions are currently being performed by the Company's Chief Accounting Officer).
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Accounting Officer (performing the functions of principal financial officer), of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.
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

Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in our Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended September 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
July 1 to July 31	35,632	$12.42	35,632	$22,101,305
August 1 to August 31	—	$—	—	$22,101,305
September 1 to September 30	—	$—	—	$22,101,305
_______________________________________________________________________________

(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1	Second Amended and Restated Credit Agreement dated as of September 27, 2019 among iStar Inc. and JP Morgan Chase Bank, N.A., as Administrative Agent
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 is formatted in Inline XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
Date:	October 31, 2019	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	October 31, 2019	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal financial officer)