Form 10-K
period 2019-12-31
ISTAR INC.
filed 2020-02-24
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-15371
_______________________________________________________________________________
iStar Inc.
(Exact name of registrant as specified in its charter)

Maryland		95-6881527
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor
New York,	NY	10036
(Address of principal executive offices)		(Zip code)
Registrant's telephone number, including area code: (212) 930-9400
_______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of Exchange on which registered:
Common Stock, $0.001 par value	STAR	New York Stock Exchange
8.00% Series D Cumulative Redeemable Preferred Stock, $0.001 par value	STAR-PD	New York Stock Exchange
7.65% Series G Cumulative Redeemable Preferred Stock, $0.001 par value	STAR-PG	New York Stock Exchange
7.50% Series I Cumulative Redeemable Preferred Stock, $0.001 par value	STAR-PI	New York Stock Exchange
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of June 30, 2019 the aggregate market value of iStar Inc. common stock, $0.001 par value per share, held by non-affiliates (1) of the registrant was approximately $735.2 million, based upon the closing price of $12.42 on the New York Stock Exchange composite tape on such date.
As of February 21, 2020, there were 77,491,574 shares of common stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant's directors and executive officers.
DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2020 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Overview
iStar Inc. (references to the "Company," "we," "us" or "our" refer to iStar Inc.) finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also manages entities focused on ground lease ("Ground Lease") and net lease investments. The Company has invested over $40 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary reportable business segments are net lease, real estate finance, operating properties and land and development.

As of December 31, 2019, based on our gross book value, including the carrying value of our equity method investments exclusive of accumulated depreciation, our total investment portfolio has the following characteristics:

Net Lease: The net lease portfolio includes the Company's traditional net lease investments and its Ground Lease investments made primarily through Safehold Inc. ("SAFE"), a publicly traded REIT focused exclusively on Ground Leases that we launched in 2017 and manage pursuant to a management agreement, both of which we believe offer stable long-term cash flows. We own our traditional net lease properties directly and through ventures that we manage. As of December 31, 2019, we owned approximately 65.2% of SAFE's outstanding common stock. During the year ended December 31, 2019, the Company's largest net lease tenant accounted for approximately 11.8% of the Company's revenues.
Real Estate Finance: The real estate finance portfolio is comprised of senior and mezzanine real estate loans that may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers. The Company's portfolio also includes leasehold loans (including leasehold loans to SAFE's tenants), preferred equity investments and senior and subordinated loans to business entities and may be either secured or unsecured. The Company's loan portfolio includes whole loans and loan participations.
Operating Properties: The operating properties portfolio is comprised of commercial and residential properties, which represent a pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop its transitional properties with the objective of maximizing their value through the infusion of capital and/or concentrated asset management efforts. The commercial properties within this portfolio include retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.
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

The Company's primary sources of revenues are rent and reimbursements that tenants pay to lease the Company's properties, interest that borrowers pay on loans, land development revenue from lot and parcel sales, proceeds from asset sales and income from management fees and equity investments.
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

•
Adding value beyond simply providing capital by offering borrowers and corporate customers specific lending and Ground Lease expertise, flexibility, certainty of closing and continuing relationships beyond the closing of a particular transaction;

•	Taking advantage of market anomalies in the real estate capital markets when, in the Company's view, credit is mispriced by other providers of capital; and

•	Evaluating relative risk adjusted returns across multiple investment markets.

We have been actively seeking to reduce the level of our "legacy assets," which refer primarily to properties that we took back from defaulting borrowers in the financial crisis. As we sell these assets, we expect to use the net proceeds primarily to make additional investments in our net lease business, including Ground Leases, and for general corporate purposes.
Financing Strategy
We use leverage to enhance our return on assets. Our principal financing sources are our revolving credit facility and term loan, individual mortgage loans and unsecured bonds issued in capital markets transactions. We took advantage of favorable interest rate and liquidity conditions in 2019 to refinance and pay down outstanding debt through the issuance of an aggregate of $1.325 billion of unsecured notes. The refinancings reduced our interest costs and improved our debt maturity profile. We have no corporate debt maturities through September 2022. In addition, substantially all of our Series J preferred stock was converted by the holders thereof into approximately 16.5 million shares of our common stock, which increased our equity base.
As a result of these and other transactions, the three principal national credit rating agencies have raised the ratings on our corporate, senior unsecured and senior secured debt one or more times since the third quarter of 2017.
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
The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Company engages primarily in the non-investment company businesses of investing in, financing and developing real estate and real estate-related projects, generally through subsidiaries and affiliated companies, including SAFE. Subject to applicable limitations resulting from the Company's intentions to continue to qualify as a REIT and remain exempt from registration as an investment company, the Company may make additional investments in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities.
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
The Company has elected and expects to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, the Company must generally distribute at least 90% of its net taxable income, excluding capital gains, to its shareholders each year. In addition, the Company must distribute 100% of its net taxable income (including net capital gains) each year to eliminate U.S. corporate federal income taxes payable by it. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT qualification. These requirements include specific share ownership tests and asset and gross income tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its net taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes and to U.S. federal income tax and excise tax on its undistributed income.
Code of Conduct
The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company's website at www.istar.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2019, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.
Employees
As of February 21, 2020, the Company had 155 employees and believes it has good relationships with its employees. The Company's employees are not represented by any collective bargaining agreements.
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
Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. Our unsecured corporate credit ratings from major national credit rating agencies are currently below investment grade. Having below investment grade credit ratings makes our borrowing costs higher than they would be with an investment grade rating and makes restrictive covenants in our public debt instruments operative. These restrictive covenants are described below in "Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition."
Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition.
Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on our fixed charge coverage ratio, subject to certain permitted debt baskets. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Limitations on our ability to incur new indebtedness under the fixed charge coverage ratio may limit the amount of new investments we make.
Our revolving credit facility with a maximum capacity of $350.0 million (our "Revolving Credit Facility") and our $650.0 million senior term loan (our "Senior Term Loan") contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, our Senior Term Loan requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility and our Revolving Credit Facility requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. We may not pay common dividends if the Company is in default under the Senior Term Loan or the Revolving Credit Facility or would fail to comply with the covenants in such agreements after giving effect to the dividend.
Our Senior Term Loan and Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated. The covenants described above could limit our flexibility and make it more difficult and/or expensive to refinance our existing indebtedness. A default by us on our indebtedness would have a material adverse effect on our business, liquidity and the market price of our common stock.
We have made a significant commitment to the Ground Lease business. Our future success will depend in large part on our ability to execute our Ground Lease strategy, which is subject to risks.
In 2019, we announced that we would focus our business activities primarily on scaling SAFE's portfolio through our position as SAFE's largest stockholder and investment manager and by offering leasehold financing and equity to Ground Lease customers. We have made a significant investment in SAFE's common stock and have dedicated a significant majority of our personnel to working on Ground Lease transactions. There is no assurance that we will be able to achieve our objectives for the Ground Lease business. Our Ground Lease strategy is subject to a number of risks, including the following:

•
the size of the market for Ground Leases may not meet our estimates. Potential tenants may prefer to own both the land and the improvements they intend to develop, rehabilitate or own. Negative publicity about the experience of tenants with non-Safehold Ground Leases may also discourage potential tenants;

•
as and when interest rates increase, there may be less activity generally in real estate transactions, including leasing, development and financing, and less financing available for SAFE to refinance its debt obligations or for potential tenants to finance their leasehold interests;

•
if SAFE suffers adverse business developments, the market value of our investment in SAFE will likely decline and may decline materially, the management fees we receive from SAFE may not grow as anticipated and/or SAFE may reduce its distributions to stockholders, including us, all of which may adversely affect our stock price and our ability to pay distributions;

•
there are potential conflicts of interests in our relationship with SAFE, as discussed further below under "There are various conflicts of interest in our relationship with SAFE, including our executive officers and/or directors who are also officers and/or directors of SAFE, which could result in decisions that are not in the best interests of our stockholders";

•
we have waived or elected not to seek reimbursement in full for certain expenses that we have incurred on SAFE's behalf while it is in its growth stage, and will likely continue to do so while we foster SAFE's growth; and

•	if we terminate our management agreement with SAFE for convenience, we will be prohibited from competing with SAFE for one year after such termination.

We have significant indebtedness and funding commitments and limitations on our liquidity and ability to raise capital may adversely affect us.
Sufficient liquidity is critical to our ability to grow and to meet our scheduled debt payments, make additional investments in SAFE, pay distributions and satisfy funding commitments to borrowers. We have relied on proceeds from the issuance of unsecured debt, secured borrowings, repayments from our loan assets and proceeds from asset sales to fund our operations and other activities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. Our ability to access capital in 2020 and beyond will be subject to a number of factors, many of which are outside of our control, such as general economic conditions, changes in interest rates and conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations. Failure to meet funding commitments could cause us to be in default of our financing commitments to borrowers. Any of the foregoing could have a material adverse effect on our business, liquidity and the market price of our common stock.
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
Our operating results depend in part on the difference between the interest and related income earned on our assets and the interest expense incurred in connection with our interest bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets will affect the spread between our interest earning assets and interest bearing liabilities subject to the impact of interest rate floors and caps, as well as the amounts of floating rate assets and liabilities. Any significant compression of the spreads between interest earning assets and interest bearing liabilities could have a material adverse effect on us. While interest rates remain low by historical standards, rates are generally expected to rise in the coming years, although there is no certainty as to the amount by which they may rise. In the event of a significant rising interest rate environment, rates could exceed the interest rate floors that exist on certain of our floating rate debt and create a mismatch between our floating rate loans and our floating rate debt that could have a significant adverse effect on our operating results. An increase in interest rates could also, among other things, reduce the value of our fixed-rate interest bearing assets and our ability to realize gains from the sale of such assets. In addition, rising interest rates may adversely affect the value of our investment in SAFE. Rising interest rates also tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets, including our residential development projects. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.
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
As discussed further in the notes to our consolidated financial statements, we record our real estate and land and development assets at cost less accumulated depreciation and amortization. If we hold a property for use or investment, we will only review it for impairment in value if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, based on management's determination that the aggregate future cash flows to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Management's estimates of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors.  The carrying values of our real estate and land and development assets are not indicative of the prices at which we would be able to sell the properties, if we had to do so before the end of their intended holding period.  If we changed our investment intent and decided to sell a property that was being held for investment, including in distressed circumstances as a means of raising liquidity, there can be no assurance that we would not realize losses on such sales, which losses could have a material adverse effect on our business, financial results, liquidity and the market price of our common stock. We intend to accelerate the monetization of assets in our legacy portfolio. We continue to hold other legacy assets for investment, and there can be no assurance that we will not recognize impairment on such assets, or non-legacy assets in the future.
Changes in accounting rules will affect our financial reporting.
The Financial Accounting Standards Board ("FASB") has issued new accounting standards that will affect our financial reporting.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. On January 1, 2020, upon the adoption of ASU 2016-13, we expect to record an increase to our general reserve of approximately $12.0 million on our loan portfolio and our net investment in leases, which will be recorded as a decrease to shareholders' equity on January 1, 2020.
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
As of December 31, 2019, we owned land and residential condominiums with a net carrying value of $589.2 million. The housing market in the United States has previously been affected by weakness in the economy, high unemployment levels and low consumer confidence. It is possible another downturn could occur again in the near future and adversely impact our portfolio, and accordingly our financial performance. In addition, rising interest rates tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets including our residential development projects.
We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their lease obligations.
We own properties leased to tenants of our real estate assets and receive rents from tenants during the contracted term of such leases. We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or tenant to make its payment could have a material adverse effect on us. For the year ended December 31, 2019, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 19.8% of our revenues, of which our largest customer accounted for approximately 11.8%. A tenant's ability to pay rent is determined by its creditworthiness, among other factors. If a tenant's credit deteriorates, the tenant may default on its obligations under our lease and may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant's bankruptcy filing could be required to be returned to the tenant's bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease that it intends to reject. In other circumstances, where a tenant's financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the total contractual rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance could be materially adversely affected.
We are subject to risks relating to our asset concentration.
Our portfolio consists primarily of real estate, commercial real estate loans and our investment in SAFE. Refer to "Item 7. Management's Discussion and Analysis - Portfolio Overview" for our asset concentrations by property type and geographic location. In addition, our largest tenant represented 11.8% of our total revenues for the year ended December 31, 2019. Through our investment in SAFE, we are also exposed to asset concentrations in SAFE's portfolio. For the year ended December 31, 2019, 19.6% of SAFE's total revenues came from hotel properties and two of SAFE's tenants individually represented more than 10% of its revenues for the year, the tenant of its Ground Lease at 1111 Pennsylvania Avenue in Washington D.C. and the tenant of its Park Hotels Portfolio. Many property types were adversely affected by the previous economic recession and we may suffer additional losses on our assets due to these concentrations.
Lease expirations, lease defaults and lease terminations may adversely affect our revenue.
Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating corporate tenants. In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions in order to obtain replacement tenants. Leases representing approximately 13.4% of our annualized in-place operating lease income and interest income from sales-type leases are scheduled to expire during the next five years.
We compete with a variety of financing and leasing sources for our customers.
The financial services industry and commercial real estate markets are highly competitive and have become more competitive in recent years. Our competitors include finance companies, other REITs, commercial banks and thrift institutions, investment banks and hedge funds, among others. SAFE's competitors include those same entities, as well as private individuals and pension funds. These competitors may seek to compete aggressively with us or SAFE on a number of factors including transaction pricing, terms and structure. We and SAFE may have difficulty competing to the extent we are unwilling to match the competitors' deal terms in order to maintain our or SAFE's profit margins and/or credit standards. To the extent that we match competitors' pricing, terms or structure, we or SAFE may experience decreased interest margins and/or increased risk of credit losses, which could have a material adverse effect on our or SAFE's financial performance, liquidity and the market price of our common stock.
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
Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. While a secured lender is not likely to be subject to these forms of environmental liability, when we foreclose on real property, we become an owner and are subject to the risks of environmental liability. Additionally, our net lease assets and SAFE's Ground Leases generally require the tenants to undertake the obligation for environmental compliance and indemnify us and SAFE from liability with respect thereto. There can be no assurance that the tenants will have sufficient resources to satisfy their obligations to us.
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2019, approximately 18.2% of the carrying value of our assets was located in the western and northwestern United States, geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against. Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. The foregoing risks also apply generally to SAFE's properties and the buildings thereon owned by SAFE's tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our or SAFE's financial performance, liquidity and the market price of our or SAFE's common stock. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.
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
Conflicts of interest may exist or could arise in the future with SAFE, including our executive officers and/or directors who are also directors or officers of SAFE. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and SAFE; conflicts in the amount of time that our officers and employees will spend on our affairs versus SAFE's affairs; conflicts in determining whether to seek reimbursement from SAFE of certain expenses we incur on its behalf; and conflicts in future transactions that we may pursue with SAFE. Transactions between iStar and SAFE would be subject to certain approvals of our independent directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party. Two directors of iStar also serve on SAFE's our board of directors, including Jay Sugarman, who is the chief executive officer of SAFE and our chief executive officer.

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
From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control, including SAFE and our Net Lease Venture II. Although these businesses generally have a significant real estate component, some of them may operate in businesses that are different from our primary or historical business segments. Consequently, investments in these businesses, among other risks, subject us to the operating and financial risks of new business lines or industries other than real estate and to the risk that we do not have sole control over the operations of these businesses.
From time to time we may make additional investments in or acquire other entities that may subject us to similar risks. Investments in entities over which we do not have sole control, including SAFE and our Net Lease Venture II, present additional risks such as having differing objectives than our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.
Declines in the market values of our equity investments that are not publicly traded may adversely affect periodic reported results.
Certain of our equity investments other than SAFE, are in funds or companies that are not publicly traded and their fair value may not be readily determinable. We may periodically estimate the fair value of these investments, based upon available information and management's judgment. Because such valuations are inherently uncertain, they may fluctuate over short periods of time. In addition, our determinations regarding the fair value of these investments may be materially higher than the values that we ultimately realize upon their disposal, which could result in losses that have a material adverse effect on our financial performance, the market price of our common stock and our ability to pay dividends.
Quarterly results may fluctuate and may not be indicative of future quarterly performance.
Our quarterly operating results could fluctuate; therefore, reliance should not be placed on past quarterly results as indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in SAFE's performance and the market price of its common stock, variations in loan and real estate portfolio performance, levels of non-performing assets and related provisions, market values of investments, costs associated with debt, general economic conditions, the state of the real estate and financial markets and the degree to which we encounter competition in our markets.
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
If we were to fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our net taxable income and would be subject to U.S. federal income tax on our net taxable income at regular corporate rates and applicable state and local taxes. We would also be disqualified from treatment as a REIT for the four subsequent taxable years following the year during which our REIT qualification was lost unless we were entitled to relief under certain Code provisions and obtained a ruling from the IRS. If disqualified and unable to obtain relief, we may need to borrow money or sell assets to pay taxes. As a result, cash available for distribution would be reduced for each of the years involved. Furthermore, it is possible that future economic, market, legal, tax or other considerations may cause our REIT qualification to be revoked. This could have a material adverse effect on our business and the market price of our common stock.
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
In the event that principal, premium or interest payments with respect to a particular debt instrument that we hold are not made when due, we may nonetheless be required to continue to recognize the unpaid amounts as taxable income. In addition, we may be allocated taxable income in excess of cash flow received from some of our partnership investments. We are generally required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. The application of this rule may require the accrual of income earlier than would be the case under the otherwise applicable tax rules; however, recently released proposed Treasury Regulations generally would exclude, among other items, original issue discount (whether or not de minimis) and market discount from the applicability of this rule. Although the proposed Treasury Regulations generally will not be effective until taxable years beginning after the date on which they are issued in final form, we generally are permitted to elect to rely on the proposed Treasury Regulations currently. Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited. From these and other potential timing differences between income recognition or expense deduction and cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds or take other actions to meet our REIT distribution requirements for the taxable year in which the phantom income is recognized.

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
We have substantial net operating loss carryforwards which we use to offset our tax and distribution requirements. Net operating losses that have arisen in taxable years beginning after December 31, 2017 and thereafter are only able to offset up to 80% of our net taxable income (after the application of the dividends paid deduction) and may not be carried back. In the event that we experience an "ownership change" for purposes of Section 382 of the Code, our ability to use these losses will be limited. An "ownership change" is determined through a set of complex rules which track the changes in ownership that occur in our common stock for a trailing three year period. We have experienced volatility and significant trading in our common stock in recent years. The occurrence of an ownership change is generally beyond our control and, if triggered, may increase our tax and distribution obligations for which we may not have sufficient cash flow.
A failure to comply with the limits on our ownership of and relationship with our TRS would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
No more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRS. This requirement limits the extent to which we can conduct activities through TRS or expand the activities that we conduct through TRS. The values of some of our assets, including assets that we hold through TRSs may not be subject to precise determination, and values are subject to change in the future. In addition, we hold certain mortgage and mezzanine loans within one or more of our TRS that are secured by real property. We treat these loans as qualifying assets for purposes of the REIT asset tests to the extent that such mortgage loans are secured by real property and such mezzanine loans are secured by an interest in a limited liability company that holds real property. We received from the IRS a private letter ruling which holds that we may exclude such loans from the limitation that securities from TRS must constitute no more than 20% of our total assets. We are entitled to rely upon this private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. To the extent that any loan is recharacterized as equity, it would increase the amount of non-real estate securities that we have in our TRS and could adversely affect our ability to meet the limitation described above. If we were not able to exclude such loans to our TRS from the limitation described above, our ability to meet the REIT asset tests and other REIT requirements could be adversely affected. Accordingly, there can be no assurance that we have met or will be able to continue to comply with the TRS limitation.
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
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the Tax Cuts and Jobs Act that could impact us and our stockholders include the following:

•
Reduced Tax Rates. The highest individual U.S. federal income tax rate on ordinary income is reduced from 39.6% to 37% (through taxable years ending in 2025), and the maximum corporate income tax rate is reduced from 35% to 21%. In addition, individuals, trust, and estates that own our stock are permitted to deduct up to 20% of dividends received from us (other than dividends that are designated as capital gain dividends or qualified dividend income), generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025). Further, the amount that we are required to withhold on distributions to non-U.S. stockholders that are treated as attributable to gains from our sale or exchange of U.S. real property interests is reduced from 35% to 21%.

•
Net Operating Losses. We and our TRSs may not use net operating losses generated beginning in 2018 to offset more than 80% of our taxable income (determined without regard to the dividends paid deduction). Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•
Limitation on Interest Deductions. The amount of net interest expense that certain taxpayers, including us and our TRSs, may deduct for a taxable year is limited to the sum of: (i) the taxpayer's business interest income for the taxable year; and (ii) 30% of the taxpayer's "adjusted taxable income" for the taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization ("EBITDA"); for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes ("EBIT"). Certain electing businesses, including electing real estate businesses, may elect out of the foregoing limitation.

•	Alternative Minimum Tax. The corporate alternative minimum tax is eliminated.

Income Accrual. We are required to recognize certain items of income for U.S. federal income tax purposes no later than we would report such items on our financial statements. As discussed in Item 1a-Risk factors-"To qualify as a REIT, we may be forced to borrow funds, sell assets or take other actions during unfavorable market conditions", earlier recognition of income for U.S. federal income tax purposes could impact our ability to satisfy the REIT distribution requirements. However, recently released proposed Treasury Regulations generally would exclude, among other items, original issue discount (whether or not de minimis) and market discount from the applicability of this rule. Although the proposed Treasury Regulations generally will not be effective until taxable years beginning after the date on which they are issued in final form, we generally are permitted to elect to rely on the proposed Treasury Regulations currently.

Stockholders are urged to consult with their tax advisors regarding any legislative, regulatory or administrative developments on an investment in the Company's common stock.
Our Investment Company Act exemption limits our investment discretion and loss of the exemption would adversely affect us.
We believe that we currently are not, and we intend to operate our company so that we will not be, regulated as an investment company under the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. The Company engages primarily in the non-investment company businesses of investing in, financing and developing real estate and real estate-related projects, generally through subsidiaries and affiliated companies, including SAFE. Maintaining our exemption from regulation as an investment company under the Investment Company Act limits our ability to invest in assets that otherwise would meet our investment strategies.
We will need to monitor our investments and income to ensure that we continue to satisfy our exemption from the Investment Company Act, but there can be no assurance that we will be able to avoid the need to register as an Investment Company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, or that third parties could seek to obtain rescission of transactions and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns. This would have a material adverse effect on our financial performance and the market price of our securities.
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

PART II
Item 5.    Market for Registrant's Equity and Related Share Matters
The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "STAR." The Company had 1,533 holders of record of common stock as of February 21, 2020. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2019.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
October 1 to October 31, 2019	—	$—	—	$50,000,000
November 1 to November 30, 2019	—	$—	—	$50,000,000
December 1 to December 31, 2019	1,118,131	$14.18	—	$34,159,707
_______________________________________________________________________________

(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans.
Disclosure of Equity Compensation Plan Information

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)(2)	843,089	N/A	2,758,215
_______________________________________________________________________________

(1)
Restricted Stock—The amount shown in column (a) includes 598,729 unvested restricted stock units which may vest in the future based on the employees' continued service to the Company (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of the Company's restricted stock grants). Substantially all of the restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amount shown in column (a) also includes 244,360 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to the Company as directors. Common stock equivalents represent rights to receive shares of common stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock units or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock units and other performance awards (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of the Company's Long-Term Incentive Plans).

(2)
The amount shown in column (a) does not include a currently indeterminable number of shares that may be issued upon the satisfaction of performance and vesting conditions of awards made under the Company's Performance Incentive Plan ("iPIP") approved by shareholders. In no event may the number of shares issued exceed the amount available in column (c) unless shareholders authorize additional shares (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of iPIP.)

Item 6.    Selected Financial Data
The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data and ratios)
OPERATING DATA:
Operating lease income	$206,388	$208,192	$187,684	$191,180	$211,207
Interest income	77,654	97,878	106,548	129,153	134,687
Interest income from sales-type leases(1)	20,496	—	—	—	—
Other income	55,363	82,342	188,091	46,514	49,924
Land development revenue	119,595	409,710	196,879	88,340	100,216
Total revenue	479,496	798,122	679,202	455,187	496,034
Interest expense	183,919	183,751	194,686	221,398	224,639
Real estate expense	92,426	139,289	147,617	137,522	146,509
Land development cost of sales	109,663	350,181	180,916	62,007	67,382
Depreciation and amortization	58,259	58,699	49,033	51,660	62,045
General and administrative	98,609	92,135	98,882	84,027	81,277
Provision for (recovery of) loan losses	6,482	16,937	(5,828)	(12,514)	36,567
Impairment of assets	13,419	147,108	32,379	14,484	10,524
Other expense	13,120	6,040	20,954	5,883	6,374
Total costs and expenses	575,897	994,140	718,639	564,467	635,317
Income from sales of real estate	236,623	126,004	92,049	105,296	93,816
Income (loss) from operations before earnings from equity method investments and other items	140,222	(70,014)	52,612	(3,984)	(45,467)
Loss on early extinguishment of debt, net	(27,724)	(10,367)	(14,724)	(1,619)	(281)
Earnings (losses) from equity method investments	41,849	(5,007)	13,015	77,349	32,153
Selling profit from sales-type leases(1)	180,416	—	—	—	—
Gain on consolidation of equity method investment(1)	—	67,877	—	—	—
Income (loss) from continuing operations before income taxes	334,763	(17,511)	50,903	71,746	(13,595)
Income tax (expense) benefit	(438)	(815)	948	10,166	(7,639)
Income (loss) from continuing operations	334,325	(18,326)	51,851	81,912	(21,234)
Income from discontinued operations	—	—	4,939	18,270	15,077
Gain from discontinued operations	—	—	123,418	—	—
Net income (loss)	334,325	(18,326)	180,208	100,182	(6,157)
Net (income) loss attributable to noncontrolling interests	(10,283)	(13,936)	(4,526)	(4,876)	3,722
Net income (loss) attributable to iStar Inc.	324,042	(32,262)	175,682	95,306	(2,435)
Preferred dividends	(32,495)	(32,495)	(64,758)	(51,320)	(51,320)
Net (income) loss allocable to HPU holders and Participating Security holders(2)	—	—	—	(14)	1,080
Net income (loss) allocable to common shareholders	$291,547	$(64,757)	$110,924	$43,972	$(52,675)
Per common share data(3):
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$4.51	$(0.95)	$(0.25)	$0.35	$(0.79)
Diluted	$3.73	$(0.95)	$(0.25)	$0.35	$(0.79)
Net income (loss) attributable to iStar Inc.:
Basic	$4.51	$(0.95)	$1.56	$0.60	$(0.62)
Diluted	$3.73	$(0.95)	$1.56	$0.60	$(0.62)
Dividends declared per common share	$0.39	$0.18	$—	$—	$—
_______________________________________________________________________________

(1)
Refer to Note 3 and Note 5 for more information on "Interest income from sales-type leases" and "Selling profit from sales-type leases." Refer to Note 8 for more information on "Gain on consolidation of equity method investment."

(2)
All of the Company's outstanding HPUs were repurchased and retired on August 13, 2015. Participating Security holders were non-employee directors who held unvested common stock equivalents and restricted stock awards granted under the Company's Long Term Incentive Plans that were eligible to participate in dividends (see Item 8—"Financial Statements and Supplemental Data—Note 15 and 16).

(3)	See Item 8—"Financial Statements and Supplemental Data—Note 16."

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Weighted average common shares outstanding—basic	64,696	67,958	71,021	73,453	84,987
Weighted average common shares outstanding—diluted	80,666	67,958	71,021	73,835	84,987
Cash flows from (used in):
Operating activities	$(45,625)	$(24,128)	$101,543	$29,489	$(57,827)
Investing activities	(398,096)	778,859	263,071	465,028	191,578
Financing activities	(178,629)	(457,939)	(41,480)	(877,655)	112,185

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
BALANCE SHEET DATA:
Total real estate	$1,535,869	$1,793,570	$1,350,619	$1,624,805	$1,776,890
Net investment in leases(1)	418,915	—	—	—	—
Land and development, net	580,545	598,218	860,311	945,565	1,001,963
Loans receivable and other lending investments, net	827,861	988,224	1,300,655	1,450,439	1,601,985
Total assets	5,085,109	5,014,277	4,731,078	4,825,514	5,597,792
Debt obligations, net	3,387,080	3,609,086	3,476,400	3,389,908	4,118,823
Total equity(2)	1,237,960	1,064,115	914,249	1,059,684	1,101,330
_______________________________________________________________________________

(1)	Refer to Note 5.

(2)	Total equity includes $197.5 million and $201.1 million, respectively, of noncontrolling interests as of December 31, 2019 and 2018.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion of 2017 results is included in Part II, Item 7 of our 2018 Annual Report on Form 10-K. Our historical results may not be indicative of our future performance. Certain prior year amounts have been reclassified in our consolidated financial statements and the related notes to conform to the current period presentation.
Executive Overview

Our activities in 2019 primarily focused on improving our credit profile, seeking to simplify our business and scaling our Ground Lease platform.

•
Improved Credit Profile: In 2019, we refinanced or repaid an aggregate $1.5 billion of indebtedness, primarily using net proceeds from issuances of $1.325 billion in aggregate principal amount of new unsecured notes in capital markets transactions and proceeds from asset sales. In addition, a purchaser of a portfolio of net lease assets assumed $228.0 million of indebtedness collateralized by those assets (refer to Note 4). Through these transactions we reduced our interest costs and improved our debt maturity. We have no corporate debt maturities through September 2022. We also enhanced our equity base with the issuance of approximately 16.5 million shares of common stock upon conversions of our Series J preferred stock by the holders thereof. Our efforts to improve our credit profile have resulted in one or more ratings upgrades from each of the three principal national ratings agencies since the third quarter of 2017.

•
Simplifying Our Business: During 2019, we further reduced the size of our legacy asset portfolio by 10% based on gross book value. As of December 31, 2019, the aggregate gross book value of our legacy asset portfolio was $901 million. We intend to continue to reduce the size of the legacy portfolio. We have used the net proceeds from these sales to make additional investments in our Ground Lease business, to pay down debt and for other working capital purposes and we expect these trends to continue.

•
Scaling Our Ground Lease Business: In early 2019, we announced that we would focus our new business activities on scaling our Ground Lease business. In January 2019, we made an additional $250.0 million equity investment in SAFE at a price of $20.00 per share, amended and restated our management agreement with SAFE and entered into certain governance arrangements with SAFE. Since that January 2019 transaction, we participated alongside public investors in two equity offerings by SAFE in which we invested an aggregate $298.0 million. SAFE invested the net proceeds of these equity offerings in additional Ground Leases and increased its portfolio from $947 million as of December 31, 2018 to $2.7 billion as of December 31, 2019. As of December 31, 2019, we owned 65.2% of SAFE's outstanding common stock and the market value of our shares of SAFE was $1.3 billion. We believe that our Ground Lease strategy is consistent with our history of innovation in the commercial real estate finance and net lease sectors.

In addition to the activities described above, we also saw opportunities in the net lease sector. In July 2018, we entered into Net Lease Venture II with total capital commitments of $526 million and an investment strategy similar to the Net Lease Venture. We have an equity interest in the new venture of approximately 51.9% and are responsible for managing the venture in exchange for management and incentive fees. Through December 31, 2019, we have made contributions of $42 million to Net Lease Venture II, which acquired approximately $122 million of investments.

For the year ended December 31, 2019, we recorded net income allocable to common shareholders of $291.5 million, compared to a net loss of $64.8 million during the prior year. Adjusted income allocable to common shareholders for the year ended December 31, 2019 was $291.3 million, compared to $143.1 million during the prior year (see "Adjusted Income" for a reconciliation of adjusted income to net income).
As of December 31, 2019, we had $307.2 million of cash and $350.0 million of credit facility availability. We have no corporate debt maturities through September 2022 and expect to use our unrestricted cash balance primarily to fund future investment activities and for general working capital needs.

Portfolio Overview

As of December 31, 2019, based on our gross book value, including the carrying value of our equity method investments exclusive of accumulated depreciation, our total investment portfolio has the following characteristics:

As of December 31, 2019, based on carrying values exclusive of accumulated depreciation and general loan loss reserves, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$65,037	$1,177,949	$97,941	$—	$1,340,927	28.5%
Entertainment / Leisure	—	932,119	16,068	—	948,187	20.1%
Ground Leases	—	762,301	—	—	762,301	16.2%
Land and Development	93,721	—	—	633,019	726,740	15.4%
Mixed Use / Mixed Collateral	209,991	—	39,538	—	249,529	5.3%
Hotel	167,137	—	76,749	—	243,886	5.2%
Multifamily	130,014	—	33,241	—	163,255	3.5%
Condominium	79,826	—	8,650	—	88,476	1.9%
Other Property Types	23,896	57,348	—	—	81,244	1.7%
Retail	20,833	—	40,229	—	61,062	1.3%
Strategic Investments	—	—	—	—	43,254	0.9%
Total	$790,455	$2,929,717	$312,416	$633,019	$4,708,861	100.0%

Geographic Region	Real Estate Finance	Net Lease	Operating Properties	Land & Development	Total	% of Total
Northeast	$305,084	$813,333	$93,173	$309,268	$1,520,858	32.4%
West	253,215	476,128	56,380	73,295	859,018	18.2%
Mid-Atlantic	12,543	477,829	—	128,417	618,789	13.1%
Southwest	14,889	408,641	105,163	50,915	579,608	12.3%
Central	70,733	418,582	44,691	31,500	565,506	12.0%
Southeast	49,012	325,758	13,009	39,624	427,403	9.1%
Various	84,979	9,446	—	—	94,425	2.0%
Strategic Investments	—	—	—	—	43,254	0.9%
Total	$790,455	$2,929,717	$312,416	$633,019	$4,708,861	100.0%

Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. Our real estate finance portfolio consists of senior mortgage loans that are secured by commercial and residential real estate assets where we are the first lien holder, subordinated mortgage loans that are secured by second lien or junior interests in commercial and residential real estate assets, leasehold loans to Ground Lease tenants, including tenants of SAFE, and corporate/partnership loans, which represent mezzanine or subordinated loans to entities for which we do not have a lien on the underlying asset, but may have a pledge of underlying equity ownership of such assets. Our real estate finance portfolio includes loans on stabilized and transitional properties, Ground Leases and ground-up construction projects. In addition, we have preferred equity investments and debt securities classified as other lending investments.

Our real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2019		2018
	Total	% of Total	Total	% of Total
Performing loans:
Senior mortgages	$534,765	64.1%	$694,025	69.4%
Corporate/partnership loans	119,818	14.4%	148,583	14.8%
Subordinate mortgages	10,876	1.3%	10,161	1.0%
Subtotal	665,459	79.8%	852,769	85.2%
Non-performing loans(1):
Senior mortgages	16,119	1.9%	26,329	2.6%
Subtotal	16,119	1.9%	26,329	2.6%
Total carrying value of loans	681,578	81.7%	879,098	87.8%
Other lending investments(2)	153,216	18.3%	122,126	12.2%
Total carrying value	834,794	100.0%	1,001,224	100.0%
General reserve for loan losses	(6,933)		(13,000)
Total loans receivable and other lending investments, net	$827,861		$988,224
_______________________________________________________________________________

(1)	Non-performing loans are presented net of asset-specific loan loss reserves of $21.7 million and $40.4 million, respectively, as of December 31, 2019 and 2018.

(2)	As of December 31, 2019, includes a $44.3 million financing receivable related to the acquisition of bowling centers from one of our lessees (refer to Note 5).
Portfolio Activity—During the year ended December 31, 2019, the Company invested $266.9 million (including capitalized deferred interest and excluding seller financing originations) in its real estate finance portfolio and received repayments and proceeds from sales of $457.3 million (including the receipt of previously capitalized deferred interest). We also charged-off $19.2 million from the specific reserve due to the resolution of a non-performing loan and $12.0 million due to the deterioration of the collateral on a separate non-performing loan.

Summary of Interest Rate Characteristics—Our loans receivable and other lending investments had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2019			2018
	Carrying Value	% of Total	Weighted Average Accrual Rate	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans and other lending investments	$207,422	24.9%	7.2%	$179,122	17.9%	7.7%
Variable-rate loans(1)	611,253	73.2%	6.2%	795,772	79.5%	6.2%
Non-performing loans(2)	16,119	1.9%	N/A	26,330	2.6%	N/A
Total carrying value	834,794	100.0%		1,001,224	100.0%
General reserve for loan losses	(6,933)			(13,000)
Total loans receivable and other lending investments, net	$827,861			$988,224
__________________________________________________________________________

(1)	As of December 31, 2019 and 2018, includes $400.4 million and $461.3 million, respectively, of loans with a weighted average LIBOR floor of 1.3% and 1.1%, respectively.

(2)	Non-performing loans are presented net of asset-specific loan loss reserves of $21.7 million and $40.4 million, respectively, as of December 31, 2019 and 2018.
Summary of Maturities—As of December 31, 2019, our loans receivable and other lending investments had the following maturities ($ in thousands):

Year of Maturity(1)	Number of Loans Maturing	Carrying Value	% of Total
2020	9	$322,194	38.6%
2021	11	327,673	39.2%
2022	—	—	—%
2023	1	84,981	10.2%
2024	1	4,715	0.6%
2025 and thereafter	2	34,773	4.2%
Total performing loans and other securities	24	$774,336	92.8%
Other lending investments	2	44,339	5.3%
Non-performing loans(2)	1	16,119	1.9%
Total carrying value	27	$834,794	100.0%
General reserve for loan losses		(6,933)
Total loans receivable and other lending investments, net		$827,861
_______________________________________________________________________________

(1)
Year of maturity represents the initial maturity and does not include any extension options. As of December 31, 2019, our real estate finance portfolio had a weighted average remaining term, exclusive of any borrower extension options, of 2.3 years.

(2)	Non-performing loans are presented net of asset-specific loan loss reserves of $21.7 million.

The tables below summarize our loan portfolio, excluding securities and other lending investments, and the reserves for loan losses associated with our loan portfolio ($ in thousands):

	December 31, 2019
	Number	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	22	$665,460	$(6,933)	$658,527	97.6%	1.0%
Non-performing loans	1	37,820	(21,701)	16,119	2.4%	57.4%
Total	23	$703,280	$(28,634)	$674,646	100.0%	4.1%

	December 31, 2018
	Number	Gross Carrying Value	Reserve for Loan Losses	Carrying Value	% of Total	Reserve for Loan Losses as a % of Gross Carrying Value
Performing loans	35	$852,768	$(13,000)	$839,768	97.0%	1.5%
Non-performing loans	3	66,725	(40,395)	26,330	3.0%	60.5%
Total	38	$919,493	$(53,395)	$866,098	100.0%	5.8%

Performing Loans—The table below summarizes our performing loans gross of reserves ($ in thousands):

	December 31, 2019	December 31, 2018
Senior mortgages	$534,765	$694,025
Corporate/Partnership loans	119,818	148,583
Subordinate mortgages	10,877	10,160
Total	$665,460	$852,768

Weighted average LTV	61%	63%
Yield	8.8%	9.2%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2019, we had one non-performing loan with a carrying value of $16.1 million compared to non-performing loans with an aggregate carrying value of $26.3 million as of December 31, 2018. We expect that our level of non-performing loans will fluctuate from period to period.

Reserve for Loan Losses—The reserve for loan losses was $28.6 million as of December 31, 2019, or 4.1% of total loans, compared to $53.4 million or 5.8% as of December 31, 2018. For the year ended December 31, 2019, the provision for loan losses included a $12.5 million provision resulting primarily from the deterioration of the collateral for one of our loans, partially offset by a $6.0 million decrease in the general reserve. We expect that our level of reserve for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and reserves requires the use of significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2019, asset-specific reserves decreased to $21.7 million compared to $40.4 million as of December 31, 2018.

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

The general reserve decreased to $6.9 million or 1.0% of performing loans as of December 31, 2019, compared to $13.0 million or 1.5% of performing loans as of December 31, 2018. The decrease was primarily attributable to a decrease in the size of our loan portfolio and an overall improvement in the risk ratings of our loan portfolio.

Net Lease

Our net lease business seeks to create stable cash flows through long-term net leases primarily to single tenants on our properties. We target mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. Leases typically provide for expenses at the facility to be paid by the tenant on a triple net lease basis. Under a typical net lease agreement, the tenant agrees to pay a base monthly operating lease payment and most or all of the facility operating expenses (including taxes, utilities, maintenance and insurance). We generally intend to hold net lease assets for long-term investment. However, we may dispose of assets if we deem the disposition to be in our best interests.
The net lease segment includes our Ground Lease investments, made primarily through SAFE, and our traditional net lease investments.
SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE's Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on its land at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of December 31, 2019, we owned approximately 65.2% of SAFE's common stock outstanding.
We account for our investment in SAFE as an equity method investment (refer to Note 8). We act as SAFE's external manager pursuant to a management agreement. The management agreement generally provides for a base management fee that ranges from a minimum of 1.0% to a maximum of 1.5% as SAFE's Total Equity (as defined in the agreement) increases. The management fee is payable in cash or at SAFE's election (as determined by SAFE's independent directors), SAFE common stock. The initial term of the management agreement ends on June 30, 2023 during which the agreement is non-terminable, except for certain cause events. After the initial term, the agreement will be automatically renewed for additional one year terms, subject to certain rights of SAFE's independent directors to terminate the agreement based on the manager's materially detrimental long-term performance or, beginning with the seventh annual renewal term after the initial term, unfair management fees that the manager declines to renegotiate. SAFE will be obligated to pay the manager a termination fee equal to three times the annual management fee paid in respect of the last completed fiscal year prior to the termination.

We are party to an exclusivity agreement with SAFE pursuant to which we agreed, subject to certain exceptions, that we will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless we have first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity. We are also party to a stockholders agreement with SAFE that:

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

As of December 31, 2019, our consolidated net lease portfolio totaled $2.2 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II, exclusive of accumulated depreciation, totaled $2.9 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate(1)	Net Lease Venture II	SAFE
Ownership %	100.0%	51.9%	65.2%
Gross book value (millions)(2)	$2,153	$139	$2,634

% Leased	99.2%	100.0%	100.0%
Square feet (thousands)	15,917	1,998	N/A
Weighted average lease term (years)(3)	17.6	6.7	89.7
Weighted average yield(4)	7.9%	10.5%	4.4%
_______________________________________________________________________________
(1)We own 51.9% of the Net Lease Venture which is consolidated in our GAAP financial statements (refer to Note 8).

(2)
Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us. For SAFE, includes its 54.8% pro rata share of its unconsolidated equity method investment.

(3)
Weighted average lease term is calculated using GAAP rent and the initial maturity and does not include extension options. For SAFE, includes its 54.8% pro rata share of its unconsolidated equity method investment.

(4)Yield for SAFE is calculated over the trailing twelve months and excludes management fees earned by us.

Portfolio Activity—During the year ended December 31, 2019, we invested approximately $583.1 million in SAFE common stock through a series of private placements and open market transactions.

Also during the year ended December 31, 2019, we acquired three net lease assets for an aggregate $220.3 million, inclusive of closing costs, and made contributions of $25.6 million to Net Lease Venture II.

During the year ended December 31, 2019, we sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized gains of $219.7 million in "Income from sales of real estate" in our consolidated statements of operations. In connection with the sale of this portfolio of assets the buyer assumed a $228.0 million non-recourse mortgage.

Summary of Lease Expirations—As of December 31, 2019, future lease expirations on our net lease assets, excluding our equity method investments in SAFE and Net Lease Venture II, are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income and Interest Income from Sales-type Leases	% of Annualized In-Place Operating Lease Income and Interest Income from Sales-type Leases	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2020	1	$2,228	1.2%	0.4%	153
2021	2	4,087	2.3%	0.8%	133
2022	1	7,204	4.0%	1.4%	484
2023	2	3,953	2.2%	0.8%	29
2024	2	5,746	3.2%	1.1%	235
2025	1	7,383	4.1%	1.4%	410
2026	5	10,129	5.6%	2.0%	640
2027	1	622	0.3%	0.1%	153
2028	3	1,948	1.1%	0.4%	189
2029	1	5,768	3.2%	1.1%	396
2030 and thereafter	18	131,912	72.8%	25.6%	13,095
Total	37	$180,980	100.0%	35.1%	15,917
Weighted average remaining lease term (in years)(2)	17.6
_______________________________________________________________________________

(1)	Reflects the percentage of annualized operating lease income and interest income from sales-type leases for leases in-place as a percentage of annualized total revenue.

(2)	Represents the initial maturity and does not include extension options.

Operating Properties

Our operating properties portfolio is comprised of commercial and residential properties, which represent a pool of assets across a broad range of geographies and collateral types including retail, hotel and other properties. The operating properties are primarily part of our legacy portfolio, and generally represent properties that we acquired in foreclosures of loans on which the borrowers defaulted during the financial crisis. The Company generally seeks to reposition or redevelop transitional properties with the objective of maximizing their value through the infusion of capital and/or intensive asset management efforts. Upon stabilization, the Company will generally look to monetize these assets if favorable conditions exist for maximizing value, or if the Company determines that the future prospects of the property indicate that the Company would be better served by disposing of the asset and investing the cash in new assets, paying down debt or otherwise using the cash.
The Company's operating properties portfolio, including equity method investments, included the following ($ in thousands):

	As of December 31,
	2019	2018
Real estate, at cost	$214,048	$252,323
Less: accumulated depreciation	(13,911)	(17,798)
Real estate, net	$200,137	$234,525
Real estate available and held for sale	8,650	21,496
Other investments	61,686	65,643
Total portfolio assets	$270,473	$321,664

As of December 31, 2019, our operating property portfolio, including the carrying value of our equity method investments, exclusive of accumulated depreciation, totaled $312.4 million.

Portfolio Activity—We have been aggressively monetizing our operating properties and during the year ended December 31, 2019, we sold commercial and residential operating properties with an aggregate carrying value of $73.1 million and recognized gains of $11.9 million in "Income from sales of real estate" in our consolidated statements of operations. We also invested $5.6 million in our operating properties and made contributions of $11.3 million to our operating property equity method investments.
As of December 31, 2019, future lease expirations on commercial properties within the operating properties portfolio, excluding hotels and other investments, were as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income	% of In-Place Operating Lease Income	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2020(2)	48	$950	11.0%	0.2%	11
2021	11	375	4.3%	0.1%	9
2022	18	491	5.7%	0.1%	9
2023	7	177	2.0%	—%	4
2024	1	118	1.4%	—%	1
2025	9	1,213	14.0%	0.2%	39
2026	3	427	4.9%	0.1%	10
2027	37	3,851	44.6%	0.7%	33
2028	1	87	1.0%	0.1%	2
2029	2	888	10.4%	0.2%	17
2030 and thereafter	1	63	0.7%	—%	2
Total	138	$8,640	100.0%	1.7%	137
Weighted average remaining lease term (in years)	5.9
_______________________________________________________________________________

(1)	Reflects the percentage of annualized operating lease income for leases in-place as a percentage of annualized total revenue.

(2)	Includes office leases expiring in commercial properties as well as month-to-month and short term license agreements within our retail properties.

Land and Development

As of December 31, 2019, the Company's land and development portfolio, including equity method investments, includes master planned communities, infill land parcels and waterfront land parcels located throughout the United States. The Company's land and development portfolio included the following ($ in thousands):

	As of December 31,
	2019	2018
Land and development, net	$580,545	$598,218
Other investments	42,866	65,312
Total	$623,411	$663,530
Portfolio Activity—During the year ended December 31, 2019, we sold land parcels and residential lots and units and recognized $119.6 million in "Land development revenue" and $109.7 million in "Land development cost of sales" in our consolidated statement of operations.

The following table presents a land and development portfolio rollforward for the year ended December 31, 2019 and certain land and development statistics.

Land and Development Portfolio Rollforward
(in millions)
	Asbury Ocean Club and Asbury Park Waterfront	Magnolia Green	All Others	Total Segment
Beginning balance(1)	$240.1	$109.5	$248.6	$598.2
Asset sales(2)	(45.2)	(16.7)	(43.3)	(105.2)
Capital expenditures	69.0	22.3	7.7	99.0
Other(3)	(29.3)	(2.2)	20.0	(11.5)
Ending balance(1)	$234.6	$112.9	$233.0	$580.5
_______________________________________________________________________
(1)As of December 31, 2019 and 2018, Total Segment excludes $42.9 million and $65.3 million, respectively, of equity method investments.

(2)	Represents gross book value of the assets sold, rather than proceeds received.

(3)
For Asbury Ocean Club and Asbury Park Waterfront, other represents assets transferred to the operating properties segment. For All Others, includes the acquisition of a land and development asset from an unconsolidated entity in which we owned a noncontrolling 50% equity interest (refer to Note 6).

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
Asbury Ocean Club is a 16-story mixed-use project comprised of 130 residential condominium units, a 54-unit boutique hotel, 24,000 square feet of retail space, a 15,000 square foot spa, 26,000 square feet of outdoor amenity space and 410 structured parking spaces, located at 1101 Ocean Avenue in Asbury Park, New Jersey. The project was completed in the summer of 2019.
Magnolia Green
Magnolia Green is a 3,500 unit multi-generational master planned community just outside of Richmond, Virginia with distinct phases designed for people in different life stages, from first home buyers to empty nesters. Built on nearly 1,900 acres, Magnolia Green is a community with home designs from the area's top builders. The community’s amenity package features an 18-hole Jack Nicklaus designed golf course and a full-service golf clubhouse, aquatic center and a new tennis facility completed in 2019.

Results of Operations for the Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

	For the Years Ended December 31,
	2019	2018	$ Change
	(in thousands)
Operating lease income	$206,388	$208,192	$(1,804)
Interest income	77,654	97,878	(20,224)
Interest income from sales-type leases	20,496	—	20,496
Other income	55,363	82,342	(26,979)
Land development revenue	119,595	409,710	(290,115)
Total revenue	479,496	798,122	(318,626)
Interest expense	183,919	183,751	168
Real estate expenses	92,426	139,289	(46,863)
Land development cost of sales	109,663	350,181	(240,518)
Depreciation and amortization	58,259	58,699	(440)
General and administrative	98,609	92,135	6,474
Provision for loan losses	6,482	16,937	(10,455)
Impairment of assets	13,419	147,108	(133,689)
Other expense	13,120	6,040	7,080
Total costs and expenses	575,897	994,140	(418,243)
Income from sales of real estate	236,623	126,004	110,619
Loss on early extinguishment of debt, net	(27,724)	(10,367)	(17,357)
Earnings (losses) from equity method investments	41,849	(5,007)	46,856
Selling profit from sales-type leases	180,416	—	180,416
Gain from consolidation of equity method investment	—	67,877	(67,877)
Income tax benefit (expense)	(438)	(815)	377
Net income (loss)	$334,325	$(18,326)	$352,651

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $206.4 million in 2019 from $208.2 million in 2018. The following tables summarizes our operating lease income by segment ($ in millions).

	2019	2018	Change
Net Lease(1)	$177.7	$152.0	$25.7
Operating Properties(2)	28.4	55.7	(27.3)
Land and Development	0.3	0.5	(0.2)
Total	$206.4	$208.2	$(1.8)
______________________________________________________________

(1)
Change primarily due to a $42.6 million increase from the consolidation of the Net Lease Venture on June 30, 2018, an increase of $17.0 million from acquiring new assets in 2019, partially offset by a decrease of $15.8 million from the reclassification of certain operating leases as sales-type leases in May 2019 (refer to Note 5) and $18.1 million from asset sales and lease amendments.

(2)	Change primarily due to asset sales in 2019 and 2018.

The following table shows certain same store statistics for our Net Lease segment. Same store assets are defined as assets we owned on or prior to January 1, 2018 and were in service through December 31, 2019 (Operating lease income in millions).

	2019	2018
Operating lease income	$85.1	$84.7
Rent per square foot	$8.78	$8.63
Occupancy(1)	98.8%	99.5%
______________________________________________________________

(1)	Occupancy as of December 31, 2019 and 2018.

Interest income decreased to $77.7 million in 2019 from $97.9 million in 2018. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments, which decreased to $856.6 million for the year ended December 31, 2019 from $1.07 billion in 2018. The weighted average yield on our performing loans and other lending investments was 8.8% and 9.2% for the years ended December 31, 2019 and 2018, respectively.
On January 1, 2019, we adopted new accounting standards (refer to Note 3) and classified certain of our leases in 2019 as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our leases that do not qualify as sales-type leases. Interest income from sales-type leases was $20.5 million for the year ended December 31, 2019.
Other income decreased to $55.4 million in 2019 from $82.3 million in 2018. Other income in 2019 consisted primarily of income from our hotel properties, management fees, lease termination fees, other ancillary income from our operating properties, land and development projects and loan portfolio and interest income on our cash. Other income in 2018 consisted primarily of income from our hotel properties, income recognized from the termination of a lease, management fees, other ancillary income from our operating properties and interest income earned on our cash balances. The decrease in 2019 was due primarily to the sale of one of our hotel properties in the fourth quarter 2018, partially offset by an increase in management fees.
Land development revenue and cost of sales—In 2019, we sold land parcels and residential lots and units and recognized land development revenue of $119.6 million which had associated cost of sales of $109.7 million. In 2018, we sold land parcels and residential lots and units and recognized land development revenue of $409.7 million which had associated cost of sales of $350.2 million. The decrease in 2019 was primarily the result of two bulk land parcel sales in 2018 that generated $253.3 million in land development revenue.
Costs and expenses—Interest expense was $183.9 million in 2019 and $183.8 million in 2018. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, was $3.50 billion for 2019 and $3.52 billion for 2018. Our weighted average cost of debt was 5.4% for 2019 and 5.5% for 2018. In addition, we consolidated the Net Lease Venture on June 30, 2018 and during the years ended December 31, 2019 and 2018, we recorded $23.0 million and $10.7 million, respectively, in interest expense as a result of the consolidation of the Net Lease Venture. We own a 51.9% equity interest in the Net Lease Venture.
Real estate expenses decreased to $92.4 million in 2019 from $139.3 million in 2018. The following table summarizes our real estate expenses by segment ($ in millions).

	2019	2018	Change
Operating Properties(1)	$35.3	$80.6	$(45.3)
Land and Development(2)	32.3	41.7	(9.4)
Net Lease(3)	24.8	17.0	7.8
Total	$92.4	$139.3	$(46.9)
______________________________________________________________

(1)	Change primarily due to a sale of assets, partially offset by new assets beginning operations in 2019.

(2)
Change primarily due to asset sales, a decrease in legal costs at certain properties and other properties being moved to operating properties after beginning operations, partially offset by new land and development assets and an increase in marketing costs at certain of our properties.

(3)	Change primarily due to acquiring new assets in 2019 and the consolidation of the Net Lease Venture on June 30, 2018, partially offset by asset sales.

Depreciation and amortization was $58.3 million in 2019 and $58.7 million in 2018. The decrease in 2019 was primarily the result of a $19.8 million decrease from asset sales and the reclassification of certain operating leases to sales-type leases, which was partially offset by an increase in depreciation and amortization of $14.0 million due to the consolidation of the Net Lease Venture on June 30, 2018 and $6.2 million from new acquisitions.

General and administrative expenses increased to $98.6 million in 2019 from $92.1 million in 2018. Excluding performance based compensation, general and administrative expenses decreased to $52.9 million in 2019 from $61.3 million in 2018, which does not include $7.5 million and $1.8 million, respectively, in management fees earned from SAFE that we record in other income. General and administrative expenses net of performance based compensation and SAFE management fees was $45.4 million in 2019 and $59.5 million in 2018. The following table summarizes our general and administrative expenses for the years ended December 31, 2019 and 2018 (in millions):

	Year Ended December 31,
	2019	2018	Change
Payroll and related costs	$32.6	$34.9	$(2.3)
Performance based compensation(1)	45.7	30.8	14.9
Severance costs(2)	—	5.3	(5.3)
Occupancy costs	4.4	5.2	(0.8)
Public company costs	5.6	5.0	0.6
Other	10.3	10.9	(0.6)
Total	$98.6	$92.1	$6.5
____________________________________________________

(1)
For the years ended December 31, 2019 and 2018, includes performance based compensation related to our Performance Incentive Plans and Annual Incentive Plan. Please refer to Note 15 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

(2)	Represents costs associated with terminated employees.

The provision for loan losses was $6.5 million in 2019 as compared to a provision for loan losses of $16.9 million in 2018. The provision for loan losses in 2019 included a $12.5 million specific reserve provision resulting primarily from the deterioration of the collateral for one of our loans, partially offset by a $6.0 million decrease in the general reserve due to a decrease in the size of our loan portfolio. The provision for loan losses in 2018 was due to a specific reserve of $21.4 million resulting from the resolution of a non-performing loan, partially offset by a $4.5 million decrease in the general reserve due to a decrease in the size of our loan portfolio.
In 2019, we recorded an aggregate impairment of $5.7 million in connection with the sale of net lease properties and a commercial operating property, an aggregate impairment of $5.3 million on two land and development assets based on expected sales proceeds, a $1.1 million impairment on a land and development asset due to a change in business strategy, $0.6 million of impairments in connection with the sale of residential condominium units and an impairment of $0.6 million on an equity investment. In 2018, we recorded $147.1 million of impairments, which resulted primarily from our decision to accelerate the monetization of certain legacy assets, including several larger assets.
Other expense increased to $13.1 million in 2019 from $6.0 million in 2018. The increase in 2019 was due primarily to losses associated with derivative contracts that were terminated.
Income from sales of real estate—Income from sales of real estate increased to $236.6 million in 2019 from $126.0 million in 2018. The following table presents our income from sales of real estate by segment ($ in millions).

	2019	2018	Change
Net Lease(1)	$224.7	$45.0	$179.7
Operating Properties	11.9	81.0	(69.1)
Total income from sales of real estate	$236.6	$126.0	$110.6
_______________________________________________________________________________

(1)
During the year ended December 31, 2019, we sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized gains of $219.7 million in "Income from sales of real estate" in our consolidated statements of operations.

Loss on early extinguishment of debt, net—In 2019 and 2018, we incurred losses on early extinguishment of debt of $27.7 million and $10.4 million, respectively. In 2019, we incurred losses on early extinguishment of debt primarily from the repayment of senior notes prior to maturity. In 2018, we incurred losses on early extinguishment of debt resulting from the opportunistic refinancing of a net lease asset which generated $115.5 million of excess proceeds to us, repayments of our Senior Term Loan prior to its modification, the modification and upsize of our Senior Term Loan and repayment of senior notes prior to maturity.

Earnings (losses) from equity method investments—Earnings (losses) from equity method investments increased to $41.8 million in 2019 from $(5.0) million in 2018. In 2019, we recognized $29.8 million of income from our equity method investment in SAFE, which includes a dilution gain of $7.6 million resulting from SAFE equity offerings during 2019, $19.3 million resulting primarily from the sale of assets in operating property ventures and $7.3 million of aggregate losses from our remaining equity method investments. In 2018, we recognized $4.1 million of income related to operations at our Net Lease Venture (which we consolidate as of June 30, 2018), $4.7 million of income from our equity method investment in SAFE and $13.8 million was aggregate losses from our remaining equity method investments, inclusive of a $10.0 million impairment on a non-U.S. equity method investment due to local market conditions and a $6.1 million impairment on a land and development equity method investment due to a change in business strategy.

Selling profit from sales-type leases—During the year ended December 31, 2019, we entered into a transaction with an operator of bowling entertainment venues, consisting of the purchase of nine bowling centers for $56.7 million and a commitment to invest up to $55.0 million in additional bowling centers over the next several years. The new centers were added to our existing master leases with the tenant. In connection with this transaction, the maturities of the leases were extended by 15 years to 2047. As a result of the modifications to the leases, we classified the leases as sales-type leases and recognized $180.4 million in "Selling profit from sales-type leases" as a result of the transaction.
Gain on consolidation of equity method investment—On June 30, 2018, we gained control of the Net Lease Venture when its investment period expired. As a result, on that date we consolidated the assets and liabilities of the venture which had previously been accounted for as an equity method investment. We recorded a gain of $67.9 million as a result of the consolidation.

Income tax (expense) benefit—Income taxes are primarily generated by assets held in our TRS. An income tax expense of$0.4 million was recorded in 2019 and a $0.8 million income tax expense was recorded in 2018. The income tax expense for 2019 consists of federal taxes, including those related to our TRS's, state margins taxes and other minimum state franchise taxes. The income tax expense for 2018 includes federal taxes related to one of our TRS's, state margins taxes and other minimum state franchise taxes.

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

	For the Years Ended December 31,
	2019	2018	2017
Adjusted Income
Net income (loss) allocable to common shareholders	$291,547	$(64,757)	$110,924
Add: Depreciation and amortization(1)	58,925	68,056	60,828
Add/Less: Provision for (recovery of) loan losses	6,482	16,937	(5,828)
Add: Impairment of assets(2)	13,419	163,765	32,379
Add: Stock-based compensation expense	30,436	17,563	18,812
Add: Loss on early extinguishment of debt, net	7,118	4,318	3,065
Add: Non-cash interest expense on senior convertible notes	4,984	4,733	1,255
Add: Premium on redemption of preferred stock	—	—	16,314
Add: Deferred gain on sale(3)	—	—	55,500
Less: Losses on charge-offs and dispositions(4)	(121,576)	(67,506)	(23,130)
Adjusted income allocable to common shareholders(3)	$291,335	$143,109	$270,119
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

(3)
Adjusted Income for the year ended December 31, 2018, as previously reported, included a $75.9 million add-back attributable to aggregate deferred gains on our retained interests in entities to which we sold or contributed properties prior to 2018 and a $3.3 million add-back for depreciation related to such properties. We recognized those gains in our GAAP retained earnings as of January 1, 2018 when we adopted a new accounting standard that mandated such recognition. We retrospectively modified our presentation of Adjusted Income for 2018 and 2017, as shown in the table above, to reflect the effects of the dispositions in the periods in which they occurred. Adjusted Income for the year ended December 31, 2017 shown in the table above includes $55.5 million of the aggregate deferred gain, which resulted from the sale of our Ground Lease business to SAFE in the second quarter of 2017. The remaining $23.7 million of the aggregate deferred gains are not shown in the table above because the disposition transactions occurred prior to 2017. Adjusted Income as previously reported (i.e., prior to the retrospective modification) for the years ended December 31, 2018 and 2017 was $222.3 million and $214.6 million, respectively.

(4)
Represents the impact of charge-offs and dispositions realized during the period. These charge-offs and dispositions were on assets that were previously impaired for GAAP and reflected in net income but not in Adjusted Income.

Liquidity and Capital Resources

During the year ended December 31, 2019, we invested $1.4 billion in new investments, prior financing commitments and ongoing development. This amount includes $266.9 million in lending and other investments, $128.9 million to develop our land and development assets, $18.7 million of capital to reposition or redevelop our operating properties, $919.5 million to invest in net lease assets (including $583.1 million to acquire additional common stock of SAFE) and $38.8 million in other investments. Also during the year ended December 31, 2019, we generated $1.2 billion from loan repayments and asset sales within our portfolio, comprised of $457.3 million from real estate finance, $113.7 million from operating properties, $482.4 million from net lease assets, $149.9 million from land and development assets and $2.4 million from other investments. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.

The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows for the years ended December 31, 2019 and 2018, by segment ($ in thousands):

	For the Years Ended December 31,
	2019	2018
Operating Properties	$6,397	$26,016
Net Lease	33,549	34,479
Total capital expenditures on real estate assets	$39,946	$60,495

Land and Development	$117,514	$128,543
Total capital expenditures on land and development assets	$117,514	$128,543
As of December 31, 2019, we had unrestricted cash of $307.2 million and $350.0 million of borrowing capacity available under the Revolving Credit Facility. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures and funding ongoing business operations. Over the next 12 months, we currently expect to fund in the range of approximately $25 million to $75 million of capital expenditures within our portfolio. The majority of these amounts relate to our land and development projects and operating properties, and include multifamily and residential development activities which are expected to include approximately $15 million in vertical construction. The amount actually invested will depend on the pace of our development activities as well as the extent to which we strategically partner with others to complete these projects. As of December 31, 2019, we also had approximately $443.9 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have $322.2 million carrying amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers. Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.
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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and lease obligations as of December 31, 2019.

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes(1)	$2,123,045	$—	$798,045	$775,000	$550,000	$—
Secured credit facilities	491,875	—	—	491,875	—	—
Mortgages	721,118	13,633	223,414	22,649	451,878	9,544
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,436,038	13,633	1,021,459	1,289,524	1,001,878	109,544
Interest Payable(2)	719,926	144,931	291,952	177,819	84,027	21,197
Loan Participations Payable(3)	35,656	35,656	—	—	—	—
Lease Obligations(4)	1,611,714	9,553	13,998	12,889	32,393	1,542,881
Total	$5,803,334	$203,773	$1,327,409	$1,480,232	$1,118,298	$1,673,622
_______________________________________________________________________________

(1)	We repaid the remaining $110.5 million aggregate principal amount of the 6.00% senior unsecured notes due 2022 in January 2020 (refer to 11).

(2)	Variable-rate debt assumes one-month LIBOR of 1.76% and three-month LIBOR of 1.91% that were in effect as of December 31, 2019.

(3)	Refer to Note 10 to the consolidated financial statements.

(4)
We are obligated to pay ground rent under certain operating leases; however, our tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations.

Senior Term Loan—In June 2018, we amended our senior secured term loan (the "Senior Term Loan") to increase the amount of the loan to $650.0 million, reduce the interest rate to LIBOR plus 2.75% and extend its maturity to June 2023. The Senior Term Loan is secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permits substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. We may make optional prepayments, subject to prepayment fees, and are required to repay 0.25% of the principal amount of the Senior Term Loan each quarter.

Revolving Credit Facility—In September 2019, we amended and restated our secured revolving credit facility (the "Revolving Credit Facility") to increase the maximum available principal amount to $350.0 million, extend the maturity date to September 2022 and make certain other changes. Outstanding borrowings under the Revolving Credit Facility are secured by pledges of the equity interests in our subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee ranging from 0.25% to 0.45% based on corporate credit ratings. At maturity, we may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of December 31, 2019, based on our borrowing base of assets, we had $350.0 million of borrowing capacity available under the Revolving Credit Facility.

Unsecured Notes—In March 2019, the Company repaid in full the 5.00% senior unsecured notes due July 2019. In September 2019, we issued $675.0 million principal amount of 4.75% senior unsecured notes due October 2024. Proceeds from the offering, together with cash on hand, were used in October 2019 to repay in full the $400.0 million principal amount outstanding of the 4.625% senior unsecured notes due September 2020 and the $275.0 million principal amount outstanding of the 6.50% senior unsecured notes due July 2021. In November 2019, we issued an additional $100.0 million principal amount of 4.75% senior unsecured notes due October 2024. Proceeds from the offering will be used for general corporate purposes. In December 2019, we issued $550.0 million principal amount of 4.25% senior unsecured notes due August 2025. Proceeds from the offering were used to redeem the $375.0 million principal amount outstanding ($110.5 million was redeemed in January 2020) of the 6.00% senior unsecured notes due April 2022, repay a portion of the borrowings outstanding under the Senior Term Loan and pay related premiums and expenses in connection with the transaction.

Collateral Assets—The carrying value of our assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of December 31,
	2019		2018
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,409,585	$117,634	$1,620,008	$151,011
Real estate available and held for sale	—	8,650	1,055	21,496
Net investment in leases	418,915	—	—	—
Land and development, net	—	580,545	12,300	585,918
Loans receivable and other lending investments, net(2)(3)	233,104	566,050	498,524	480,154
Other investments	—	907,875	—	304,275
Cash and other assets	—	814,044	—	1,329,990
Total	$2,061,604	$2,994,798	$2,131,887	$2,872,844
___________________________________________________________

(1)
The Senior Term Loan and the Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of December 31, 2019, Collateral Assets includes $438.7 million carrying value of assets held by entities whose equity interests are pledged as collateral for the Revolving Credit Facility that is undrawn as of December 31, 2019.

(2)	As of December 31, 2019 and 2018, the amounts presented exclude general reserves for loan losses of $6.9 million and $13.0 million, respectively.

(3)	As of December 31, 2019 and 2018, the amounts presented exclude loan participations of $35.6 million and $22.5 million, respectively.

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

The Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the collateral coverage remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under both the Senior Term Loan and the Revolving Credit Facility we are permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and we remain in compliance with our financial covenants after giving effect to the dividend.

Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies. See Item 8—"Financial Statements and Supplemental Data—Note 13" for further details.

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in various unconsolidated ventures. See Item 8—"Financial Statements and Supplemental Data—Note 8" for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments and any unfunded commitments (see below).

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

As of December 31, 2019, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate(2)	Other Investments	Total
Performance-Based Commitments	$225,600	$70,047	$131,380	$427,027
Strategic Investments	—	—	16,851	16,851
Total	$225,600	$70,047	$148,231	$443,878
_______________________________________________________________________________

(1)	Excludes $14.3 million of commitments on loan participations sold that are not our obligation.

(2)	Includes a commitment to invest up to $55.0 million in additional bowling centers over the next several years (refer to Note 5).

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the year ended December 31, 2019, we repurchased 7.3 million shares of our outstanding common stock for $74.6 million, representing an average cost of $10.16 per share. During the year ended December 31, 2018, we repurchased 0.8 million shares of our outstanding common stock for $8.3 million, representing an average cost of $10.22 per share.
Preferred Equity—In December 2019, we issued 16.5 million shares of our common stock upon conversions of our Series J preferred stock by the holders thereof. We redeemed a de minimis amount of the Series J preferred stock for cash at the liquidation preference plus accrued dividends to the redemption date (refer to Note 14).
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
During 2019, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:
Reserve for loan losses—The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio, including financing receivables (refer to Note 5), as of the balance sheet date. If we determine that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent loan, we will record a reserve. The reserve is increased (decreased) through "Provision for (recovery of) loan losses" in our consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower as we work toward a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. Our policy is to charge off a loan when we determine, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related reserve will be charged off. We have one portfolio segment, represented by commercial real estate lending, whereby we utilize a uniform process for determining our reserves for loan losses. The reserve for loan losses includes a general, formula-based component and an asset-specific component.
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
Our one impaired loan is collateral dependent and impairment is measured using the estimated fair value of collateral, less costs to sell. We generally use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, we obtain external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.
A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when we grant a concession to a debtor that is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.
The provision for (recovery of) loan losses for the years ended December 31, 2019, 2018 and 2017 were $6.5 million, $16.9 million and $(5.8) million, respectively. The total reserve for loan losses as of December 31, 2019 and 2018, included asset specific reserves of $21.7 million and $40.4 million, respectively, and general reserves of $6.9 million and $13.0 million, respectively.
Reserve for losses on net investment in leases— We evaluate our net investment in leases for impairment under ASC 310. As part of our process for monitoring the credit quality of our net investment in leases, we perform a quarterly assessment for each of our net investment leases. We consider a net investment in lease to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the lease. As of December 31, 2019, all of our net investment in leases were performing in accordance with the terms of the respective leases.

Any potential reserve for losses on net investment in leases will reflect management's estimate of losses inherent in the portfolio as of the balance sheet date. If we determine that the cash flows we expect to receive from the underlying collateral over the lease term is less than the carrying value of the net investment in lease, we will record a reserve. The reserve, if applicable, will be increased (decreased) through "Reserve for losses on net investment in leases" in our consolidated statements of operations.
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
During the year ended December 31, 2018, we received title to a property in satisfaction of a mortgage loan with a fair value of $4.6 million for which the property had served as collateral. We did not take title to any properties during the years ended December 31, 2019 and 2017.

Net Investment in Leases—Net investment in leases are recognized when our leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. If the sales-type lease does not qualify as a sale leaseback transaction, the lease is considered a financing receivable and is recognized in accordance with ASC 310 and recorded in "Loans receivable and other lending investments, net" on our consolidated balance sheets.

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
We periodically review real estate to be held for use and land and development assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The asset's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate and land and development assets are recorded in "Impairment of assets" in our consolidated statements of operations.
During the year ended December 31, 2019, we recorded aggregate impairments on real estate and land and development assets of $13.4 million. During the year ended December 31, 2018, we recorded impairments of $147.1 million on land and development and real estate assets resulting primarily from our decision to accelerate the monetization of certain legacy assets, including several larger assets. During the year ended December 31, 2017, we recorded impairments on real estate and land and development assets totaling $32.4 million. The impairments recorded in 2017 were primarily the result of impairments on land and development assets of $20.5 million resulting from a decrease in expected cash flows on one asset and a change in exit strategy on another asset, and impairments of $11.9 million on real estate assets due to shifting demand in the local condominium markets and changes in our exit strategy on other real estate assets.
Identified intangible assets and liabilities—We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2019, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of assets" in our consolidated statements of operations.
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
While certain entities with NOLs may generate profits in the future, which may allow us to utilize the NOLs, we continue to record a full valuation allowance on the net deferred tax asset due to the history of losses and the uncertainty of the entities' ability to generate such profits. We recorded a full valuation allowance of $79.6 million and $78.1 million as of December 31, 2019 and 2018, respectively.
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
See Item 8—"Financial Statements and Supplemental Data—Note 17" for a complete discussion on how we determine fair value of financial and non-financial assets and financial liabilities and the related measurement techniques and estimates involved.

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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 1.76% as of December 31, 2019. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(1,394)
-50 Basis Points	(734)
-10 Basis Points	(157)
Base Interest Rate	—
+10 Basis Points	157
+50 Basis Points	1,156
+100 Basis Points	2,805
______________________________________________________________________________

(1)
We have an overall net variable-rate asset position, which results in an increase in net income when rates increase and a decrease in net income when rates decrease. As of December 31, 2019, $400.4 million of our floating rate loans have a cumulative weighted average LIBOR floor of 1.3% and $35.7 million of our floating rate debt has a cumulative weighted average interest rate floor of 0.4%.

Item 8.    Financial Statements and Supplemental Data
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	46

Financial Statements:
Consolidated Balance Sheets as of December 31, 2019 and 2018	51
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	52
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017	53
Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017	54
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	56
Notes to Consolidated Financial Statements	57
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts and Reserves as of December 31, 2018 with reconciliations for the years ended December 31, 2019, 2018 and 2017	103
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 with reconciliations for the years ended December 31, 2019, 2018 and 2017	104
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2019 with reconciliations for the years ended December 31, 2019, 2018 and 2017	112

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of iStar Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of iStar Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for the years ended December 31, 2019 and 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, effective January 1, 2019, the company adopted FASB Accounting Standards Updates 2016-02 and 2018-11, Leases, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Real Estate-Impairment-Refer to Notes 3 and 4 to the financial statements
Critical Audit Matter Description
The Company reviews real estate to be held for use and land and development assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a real estate asset held for use and land and development assets are impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors, such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset.
Given the subjectivity in identifying the events or changes in circumstances that would lead to an impairment, as well as in estimating the aggregate future cash flows and the fair value of the impaired asset, performing audit procedures to evaluate impairment of the real estate assets required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to identifying events that would lead to an impairment as well as related to the aggregate future cash flows and the fair value of the impaired asset included the following, among others:

•
We tested the effectiveness of controls over management’s identification of events or changes in circumstances that would lead to an impairment, estimate of future cashflows used to determine fair value, including controls over management selection of the hold period, discount rates, growth rates, and capitalization rates.

•
We evaluated management’s assessment of events or changes in circumstances that would lead to an impairment, such as identifying when an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life by:

–	Discussing with management and Company personnel responsible for real estate investment strategy to determine if management’s intent regarding the hold period had changed;

–
Read meeting minutes to identify any evidence that may contradict management’s estimate of the hold period for indicators that it is likely a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; and

–
Compared the recorded value for those long-lived assets which are being marketed for sale to any current purchase offers and identified those properties where potential sale proceeds may be less than the recorded value.

•	We evaluated management’s ability to forecast future cashflows by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s future cashflows by comparing the forecasts to:

–	Historical revenues, expenses, and capital expenditures;

–	Internal communications to management and the Board of Directors; and

–	Recently executed agreements, market rent comparables, and expense growth expectations in the industry.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the fair value of the impaired asset and consistency with external data from other sources.
Loans Receivable and Other Lending Investments, Net-Reserve for Loan Losses-Refer to Notes 3 and 6 to the financial statements
Critical Audit Matter Description
The reserve for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve for loan losses includes an asset-specific component.
The asset-specific reserve component relates to reserves for losses on impaired loans. A reserve is established for an impaired loan when the present value of payments expected to be received or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of the loan.
Given the judgment necessary to identify events or changes in circumstances that indicate the carrying amounts of loans receivable may not be recoverable, performing audit procedures to evaluate the reserve for loan losses and estimated asset-specific reserve for loan losses required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for loan losses and the collectability of the loan portfolio, loss rates, present value of payments to be received, and fair value of collateral included the following, among others:

•
We tested the effectiveness of controls over the asset-specific reserves for loan losses, including management’s controls over the identification of impairment indicators, determination of risk ratings, present value of payments to be received, and the fair value of collateral.

•	With the assistance of our fair value specialists, we evaluated loans for potential impairment by:

–	Evaluating the accuracy and determining the relevance of the factors utilized during the Company’s evaluation;

–
Analyzing period over period changes on items, such as net operating income, debt service coverage ratio, occupancy, cash flow volatility, leasing and tenant profile, loan structure, exit plan, and project sponsorship, to determine impact on loan performance;

–	Evaluating the financial performance of the collateral associated with each loan; and

–	Evaluating the impact of macroeconomic and microeconomic events on the borrower, sponsor, or asset type.

•	We reviewed remittance for loans in the Company’s portfolio to corroborate that the borrowers had the ability to pay their obligations in accordance with the loan agreements.

•	With the assistance of our fair value specialists, we evaluated the reasonableness and financial performance of the collateral values and consistency with external data from other sources.
Net Investment in Leases-Refer to Notes 3 and 5 to the financial statements
Critical Audit Matter Description
In May 2019, the Company entered into a transaction with an operator of bowling entertainment venues, consisting of the purchase of nine bowling centers for $56.7 million, of which seven were acquired from the lessee for $44.1 million, and a commitment to purchase up to $55.0 million in additional bowling centers over the next several years. The new centers were added to the Company’s existing master leases with the tenant. In connection with this transaction, the maturities of the master leases were extended by 15 years to 2047.
As a result of the modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in “Net investment in leases” and derecognized $193.4 million from “Real estate, net” and “Real estate available and held for sale,” $25.4 million from “Deferred operating lease income receivable, net,” $13.4 million from “Deferred expenses and other assets, net,” and $1.9 million from “Accounts payable, accrued expenses and other liabilities” on its consolidated balance sheet. The Company recognized $180.4 million in “Selling profit from sales-type leases” in its consolidated statements of operations as a result of the transaction. The Company determined that the seven bowling centers acquired from the lessee did not qualify as a sale leaseback transaction and, as a result, recorded $44.1 million financing receivable in “Loans receivable and other lending investments, net” on its consolidated balance sheet.
We identified the recognition of net investment in leases due to the lease modification as a critical audit matter because of the significant estimates and assumptions management makes to determine the appropriate lease classification, identification of separate lease components, and the valuation methodology for estimating the fair value of assets and liabilities. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s discounted cash flow analysis, valuation methodology, and cost to replace certain assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recognition of net investment in leases due to the lease modification included the following, among others:

•
We tested the effectiveness of controls over the net investment in leases, including management’s controls over the modification of leases, the identification of separate lease components, and the valuation methodology for estimating the fair value of assets and liabilities.

•
We assessed the reasonableness of the lease modification and management’s classification analysis by comparing the extension term, remaining economic life, present value of the lease payments, and projected cash flows associated with the modified lease to in-place lease agreements.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace certain assets, and (4) assumptions used in the discounted cash flows, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 24, 2020

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of iStar Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of iStar Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 24, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in the manner in which it accounts for leases due to the adoption of FASB Accounting Standards Updates 2016-02 and 2018-11, Leases, using the modified retrospective approach.
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
February 24, 2020

We have served as the Company's auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows of iStar Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2017, including the related notes and schedules of valuation and qualifying accounts and reserves, real estate and accumulated depreciation, and mortgage loans on real estate for the year ended December 31, 2017 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/PricewaterhouseCoopers LLP
New York, New York
February 26, 2018, except for the change in the manner in which the Company classifies certain cash receipts and cash payments and the change in manner in which it presents restricted cash on the consolidated statements of cash flows discussed in Note 3 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2018 annual report on Form 10-K, as to which the date is February 25, 2019

We served as the Company's auditor from at least 1997 to 2018. We have not been able to determine the specific year we began serving as auditor of the Company.

iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2019	2018
ASSETS
Real estate
Real estate, at cost	$1,761,079	$2,076,333
Less: accumulated depreciation	(233,860)	(305,314)
Real estate, net	1,527,219	1,771,019
Real estate available and held for sale	8,650	22,551
Total real estate	1,535,869	1,793,570
Net investment in leases	418,915	—
Land and development, net	580,545	598,218
Loans receivable and other lending investments, net	827,861	988,224
Other investments	907,875	304,275
Cash and cash equivalents	307,172	931,751
Accrued interest and operating lease income receivable, net	10,162	10,669
Deferred operating lease income receivable, net	54,222	98,302
Deferred expenses and other assets, net	442,488	289,268
Total assets	$5,085,109	$5,014,277
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$424,374	$316,251
Liabilities associated with properties held for sale	57	2,341
Loan participations payable, net	35,638	22,484
Debt obligations, net	3,387,080	3,609,086
Total liabilities	3,847,149	3,950,162
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 14)	12	12
Convertible Preferred Stock Series J, liquidation preference $50.00 per share (refer to Note 14)	—	4
Common Stock, $0.001 par value, 200,000 shares authorized, 77,810 and 68,085 shares issued and outstanding as of December 31, 2019 and 2018, respectively	78	68
Additional paid-in capital	3,284,877	3,352,225
Accumulated deficit	(2,205,838)	(2,472,061)
Accumulated other comprehensive loss (refer to Note 14)	(38,707)	(17,270)
Total iStar Inc. shareholders' equity	1,040,422	862,978
Noncontrolling interests	197,538	201,137
Total equity	1,237,960	1,064,115
Total liabilities and equity	$5,085,109	$5,014,277
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues:
Operating lease income	$206,388	$208,192	$187,684
Interest income	77,654	97,878	106,548
Interest income from sales-type leases	20,496	—	—
Other income	55,363	82,342	188,091
Land development revenue	119,595	409,710	196,879
Total revenues	479,496	798,122	679,202
Costs and expenses:
Interest expense	183,919	183,751	194,686
Real estate expense	92,426	139,289	147,617
Land development cost of sales	109,663	350,181	180,916
Depreciation and amortization	58,259	58,699	49,033
General and administrative	98,609	92,135	98,882
Provision for (recovery of) loan losses	6,482	16,937	(5,828)
Impairment of assets	13,419	147,108	32,379
Other expense	13,120	6,040	20,954
Total costs and expenses	575,897	994,140	718,639
Income from sales of real estate	236,623	126,004	92,049
Income (loss) from operations before earnings from equity method investments and other items	140,222	(70,014)	52,612
Loss on early extinguishment of debt, net	(27,724)	(10,367)	(14,724)
Earnings (losses) from equity method investments	41,849	(5,007)	13,015
Selling profit from sales-type leases	180,416	—	—
Gain on consolidation of equity method investment	—	67,877	—
Income (loss) from continuing operations before income taxes	334,763	(17,511)	50,903
Income tax benefit (expense)	(438)	(815)	948
Income (loss) from continuing operations	334,325	(18,326)	51,851
Income from discontinued operations	—	—	4,939
Gain from discontinued operations	—	—	123,418
Net income (loss)	334,325	(18,326)	180,208
Net income attributable to noncontrolling interests	(10,283)	(13,936)	(4,526)
Net income (loss) attributable to iStar Inc.	324,042	(32,262)	175,682
Preferred dividends	(32,495)	(32,495)	(64,758)
Net income (loss) allocable to common shareholders	$291,547	$(64,757)	$110,924
Per common share data:
Income (loss) attributable to iStar Inc. from continuing operations:
Basic	$4.51	$(0.95)	$(0.25)
Diluted	$3.73	$(0.95)	$(0.25)
Net income (loss) attributable to iStar Inc.:
Basic	$4.51	$(0.95)	$1.56
Diluted	$3.73	$(0.95)	$1.56
Weighted average number of common shares:
Basic	64,696	67,958	71,021
Diluted	80,666	67,958	71,021

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income (loss)	$334,325	$(18,326)	$180,208
Other comprehensive income (loss):
Impact from adoption of new accounting standards	—	276	—
Reclassification of losses on cumulative translation adjustment into earnings upon realization(1)	—	721	—
Reclassification of (gains) losses on cash flow hedges into earnings upon realization(2)	14,524	(1,508)	(168)
Unrealized gains (losses) on available-for-sale securities	2,280	(1,135)	1,186
Unrealized gains (losses) on cash flow hedges	(42,582)	(14,699)	847
Unrealized losses on cumulative translation adjustment	—	(364)	(129)
Other comprehensive income (loss)	(25,778)	(16,709)	1,736
Comprehensive income (loss)	308,547	(35,035)	181,944
Comprehensive income attributable to noncontrolling interests	(5,942)	(12,015)	(4,526)
Comprehensive income (loss) attributable to iStar Inc.	$302,605	$(47,050)	$177,418
_______________________________________________________________________________

(1)	Amounts were reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations.

(2)
Reclassified to "Interest expense" in the Company's consolidated statements of operations are $1,861, $388 and $64 for the years ended December 31, 2019, 2018 and 2017, respectively. Amount reclassified to "Gain on consolidation of equity method investment" in the Company's consolidated statements of operations is $1,876 for the year ended December 31, 2018. Reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations are $184, $(20) and $304, respectively, for the years ended December 31, 2019, 2018 and 2017. Amount reclassified to "Other expense" in the Company's consolidated statements of operations is $11,673 for the year ended December 31, 2019 resulting from hedged forecasted transactions becoming not probable to occur. Amount reclassified to "Income from sales of real estate" in the Company's consolidated statements of operations is $806 for the year ended December 31, 2019.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)		Common Stock at Par		Additional Paid-In Capital		Retained Earnings (Deficit)		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$22	$4		$72		$3,602,172		$(2,581,488)		$(4,218)	$43,120	$1,059,684
Dividends declared—preferred	—	—		—		—		(46,614)		—	—	(46,614)
Issuance of stock/restricted stock unit amortization, net(2)	—	—		—		2,522		—		—	—	2,522
Net income(3)	—	—		—		—		175,682		—	5,853	181,535
Change in accumulated other comprehensive income (loss)	—	—		—		—		—		1,736	—	1,736
Repurchase of stock	—	—		(4)		(45,924)		—		—	—	(45,928)
Issuance of senior unsecured convertible notes (refer to Note 11)	—	—		—		25,869		—		—	—	25,869
Dividends declared and payable — Series E and Series F Preferred Stock	—	—		—		—		(1,830)		—	—	(1,830)
Redemption of Series E and F Preferred Stock	(10)	—		—		(223,676)		(16,314)		—	—	(240,000)
Change in additional paid in capital attributable to redeemable noncontrolling interest(4)	—	—		—		(8,298)		—		—	—	(8,298)
Contributions from noncontrolling interests	—	—		—		—		—		—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(14,439)	(14,439)
Balance as of December 31, 2017	$12	$4		$68		$3,352,665		$(2,470,564)		$(2,482)	$34,546	$914,249
Dividends declared—preferred	—	—		—		—		(32,495)		—	—	(32,495)
Dividends declared—common ($0.18 per share)	—	—		—		—		(12,333)		—	—	(12,333)
Issuance of stock/restricted stock unit amortization, net(2)	—	—		1		7,863		—		—	—	7,864
Net loss	—	—		—		—		(32,262)		—	13,936	(18,326)
Change in accumulated other comprehensive income	—	—		—		—		—		(15,064)	(1,921)	(16,985)
Repurchase of stock	—	—		(1)		(8,303)		—		—	—	(8,304)
Contributions from noncontrolling interests	—	—		—		—		—		—	15,227	15,227
Distributions to noncontrolling interests	—	—		—		—		—		—	(48,930)	(48,930)
Change in noncontrolling interest attributable to consolidation of equity method investment (refer to Note 8)	—	—		—		—		—		—	188,279	188,279
Impact from adoption of new accounting standards	—	—		—		—		75,593		276	—	75,869
Balance as of December 31, 2018	$12	$4		$68		$3,352,225		$(2,472,061)		$(17,270)	$201,137	$1,064,115

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$12	$4	$68	$3,352,225	$(2,472,061)	$(17,270)	$201,137	$1,064,115
Dividends declared—preferred	—	—	—	—	(32,495)	—	—	(32,495)
Dividends declared—common ($0.39 per share)	—	—	—	—	(25,324)	—	—	(25,324)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	1	7,317	—	—	2,864	10,182
Net income	—	—	—	—	324,042	—	10,283	334,325
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(21,437)	(4,341)	(25,778)
Repurchase of stock	—	—	(7)	(74,640)	—	—	—	(74,647)
Redemption of Series J Preferred Stock	—	(4)	16	(25)	—	—	—	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,592	2,592
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,997)	(14,997)
Balance as of December 31, 2019	$12	$—	$78	$3,284,877	$(2,205,838)	$(38,707)	$197,538	$1,237,960
_______________________________________________________________________________

(1)	Refer to Note 14 for details on the Company's Preferred Stock.

(2)	Net of payments for withholding taxes upon vesting of stock-based compensation.

(3)	For the year ended December 31, 2017, net income shown above excludes $1,327 of net loss attributable to redeemable noncontrolling interests.

(4)	Represents the amount paid in excess of its carrying value to acquire a redeemable noncontrolling interest.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$334,325	$(18,326)	$180,208
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	6,482	16,937	(5,828)
Impairment of assets	13,419	147,108	32,379
Depreciation and amortization	58,259	58,699	49,934
Non-cash interest income from sales-type leases	(3,781)	—	—
Stock-based compensation expense	30,436	17,563	18,812
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	13,847	15,422	13,857
Amortization of discounts/premiums and deferred interest on loans, net	(42,342)	(41,168)	(55,985)
Deferred interest on loans received	10,397	40,463	52,795
Gain from consolidation of equity method investment	—	(67,877)	—
Gain from discontinued operations	—	—	(123,418)
Selling profit from sales-type leases	(180,416)	—	—
Losses (earnings) from equity method investments	(41,849)	5,007	(13,015)
Distributions from operations of other investments	30,058	18,133	42,059
Deferred operating lease income	(16,185)	(14,989)	(6,830)
Income from sales of real estate	(236,623)	(126,004)	(92,557)
Land development revenue in excess of cost of sales	(9,932)	(59,529)	(15,963)
Loss on early extinguishment of debt, net	27,724	10,367	14,724
Other operating activities, net	13,642	3,377	16,878
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	417	949	1,424
Changes in deferred expenses and other assets, net	(5,848)	(1,925)	(15,230)
Changes in accounts payable, accrued expenses and other liabilities, net	(47,655)	(28,335)	7,299
Cash flows provided by (used in) operating activities	(45,625)	(24,128)	101,543
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(255,804)	(482,143)	(522,269)
Capital expenditures on real estate assets	(39,946)	(60,495)	(37,067)
Capital expenditures on land and development assets	(117,514)	(128,543)	(121,400)
Acquisitions of real estate, net investments in leases and land assets	(240,487)	(19,454)	(6,600)
Repayments of and principal collections on loans receivable and other lending investments, net	419,800	832,982	615,620
Net proceeds from sales of loans receivable	5,898	—	—
Net proceeds from sales of real estate	329,971	411,786	314,013
Net proceeds from sales of land and development assets	114,885	223,416	194,090
Cash, cash equivalents and restricted cash acquired upon consolidation of equity method investment	—	13,608	—
Distributions from other investments	62,911	40,804	49,672
Contributions to and acquisition of interest in other investments	(656,720)	(94,578)	(224,219)
Other investing activities, net	(21,090)	41,476	1,231
Cash flows provided by investing activities	(398,096)	778,859	263,071
Cash flows from financing activities:
Borrowings from debt obligations	1,486,980	704,360	2,288,654
Repayments and repurchases of debt obligations	(1,482,558)	(944,800)	(1,921,699)
Purchase of marketable securities in connection with the defeasance of mortgage notes payable	—	(110,939)	—
Preferred dividends paid	(32,495)	(32,496)	(48,444)
Common dividends paid	(25,059)	(12,227)	—
Repurchase of stock	(68,289)	(8,304)	(45,928)
Redemption of Series E and F preferred stock	—	—	(240,000)
Payments for deferred financing costs	(19,928)	(5,471)	(32,419)
Payments for withholding taxes upon vesting of stock-based compensation	(4,475)	(4,807)	(724)
Contributions from noncontrolling interests	2,812	13,927	12
Distributions to and redemption of noncontrolling interests	(14,998)	(60,743)	(26,213)
Payments for debt prepayment or extinguishment costs	(20,606)	(4,132)	(14,108)
Other financing activities, net	(13)	7,693	(611)
Cash flows used in financing activities	(178,629)	(457,939)	(41,480)
Effect of exchange rate changes on cash	12	19	(28)
Changes in cash, cash equivalents and restricted cash	(622,338)	296,811	323,106
Cash, cash equivalents and restricted cash at beginning of period	974,544	677,733	354,627
Cash, cash equivalents and restricted cash at end of period	$352,206	$974,544	$677,733
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$181,520	$171,590	179,208

	For the Years Ended December 31,
	2019	2018	2017
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$13,014	$(80,095)	$(57,514)
Sales-type lease origination	411,523	—	—
Acquisitions of real estate and land and development assets through deed-in-lieu	—	4,600	—
Contributions of real estate and land and development assets to equity method investments, net	4,073	—	—
Accounts payable for capital expenditures on land and development assets	—	16,052	3,775
Marketable securities transferred in connection with the defeasance of mortgage notes payable	—	110,939	—
Accounts payable for capital expenditures on real estate assets	—	—	2,709
Acquisition of land and development asset through joint venture consolidation	27,000	—	—
Conversion of Series J convertible preferred stock	193,510	—	—
Defeasance of mortgage notes payable	—	(105,785)	—
Receivable from sales of real estate and land parcels	—	—	4,853
Accrued finance costs	2,362	—	—
Accrued stock repurchases	6,358	—	—
Assumption of mortgage by third party	228,000	—	—
Financing provided on sales of land and development assets, net	—	142,639	—
Increase in net lease assets upon consolidation of equity method investment	—	844,550	—
Increase in debt obligations upon consolidation of equity method investment	—	464,706	—
Increase in noncontrolling interests upon consolidation of equity method investment	—	200,093	—

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
Notes to Consolidated Financial Statements (Continued)

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of December 31, 2019. The following table presents the assets and liabilities of the Company's consolidated VIEs as of December 31, 2019 and 2018 ($ in thousands):

	As of
	December 31, 2019	December 31, 2018
ASSETS
Real estate
Real estate, at cost	$891,000	$848,052
Less: accumulated depreciation	(37,542)	(15,365)
Real estate, net	853,458	832,687
Land and development, net	273,617	279,031
Other investments	45	72
Cash and cash equivalents	19,112	25,219
Accrued interest and operating lease income receivable, net	1,208	1,302
Deferred operating lease income receivable, net	19,547	8,972
Deferred expenses and other assets, net	134,117	167,324
Total assets	$1,301,104	$1,314,607
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$107,455	$106,907
Debt obligations, net	482,918	485,000
Total liabilities	590,373	591,907

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary, and accordingly, the VIEs have not been consolidated in the Company's consolidated financial statements. As of December 31, 2019, the Company's maximum exposure to loss from these investments does not exceed the sum of the $115.2 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $14.8 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

The following paragraphs describe the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2019.

ASU 2016-02 and ASU 2018-11—Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02") required the recognition of right-of-use lease assets and lease liabilities by the Company as lessee for those leases classified as operating or finance leases, both measured at the present value of the lease payments, on its consolidated balance sheets. For operating lease arrangements as of December 31, 2018 for which the Company was the lessee, primarily under leases of office space and certain ground leases, the Company recorded operating lease right-of-use assets of $31.6 million in "Deferred expenses and other assets, net" and operating lease liabilities of $31.6 million in "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheets. In addition, the Company entered into finance leases in 2019, and as of December 31, 2019, recorded finance lease right-of-use assets of $145.2 million in "Deferred expenses and other assets, net" and finance lease liabilities of $147.7 million in "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheets (refer to Significant Accounting Policies below).

The Company, as lessor, classifies certain of its leases on net lease properties as sales-type leases and records the leases as "Net investment in leases" on the Company's consolidated balance sheets (refer to Note 5). For the Company's leases which qualify as sales-type leases, the Company records "Interest income from sales-type leases" in the Company's consolidated statements of operations. The amount recorded as interest income from sales-type leases in any given period will likely be different than the straight-line lease income that would have been recorded under the superseded guidance.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

are considered to be below-market. The Company may also engage in sale/leaseback transactions and execute leases with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.
Impairments—The Company reviews real estate assets to be held for use and land and development assets, for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use and land and development assets are impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets and land and development assets are recorded in "Impairment of assets" in the Company's consolidated statements of operations.
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
Dispositions—Gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with Accounting Standards Codification ("ASC") 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company primarily uses specific identification and the relative sales value method to allocate costs. Gains on sales of real estate are included in "Income from sales of real estate" in the Company's consolidated statements of operations.

Net Investment in Leases—Net investment in leases are recognized when the Company's leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Acquisition-related costs are capitalized and recorded in "Net Investment in Leases" on the Company's consolidated balance sheets. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. If the sales-type lease does not qualify as a sale leaseback transaction, the lease is considered a financing receivable and is recognized in accordance with ASC 310 (refer to Note 5) and recorded in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
Equity method investments—Equity interests are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of an investee. This is generally presumed to exist when ownership interest is between 20% and 50% of a corporation, or greater than 5% of a limited partnership or certain limited liability companies. The Company's periodic share of earnings and losses in equity method investees is included in "Earnings from equity method investments" in the consolidated statements of operations. Equity method investments are included in "Other investments" on the Company's consolidated balance sheets. The Company also has equity interests that are not accounted for pursuant to the equity method of accounting. These equity interests are carried at cost, plus or minus any changes in value identified through observable comparable price changes in transactions in identical or similar investments of the same entity. The changes in fair value for these investments are included in "Other income" in the consolidated statements of operations.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$307,172	$931,751	$657,688	$328,744
Restricted cash included in deferred expenses and other assets, net	45,034	42,793	20,045	25,883
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$352,206	$974,544	$677,733	$354,627

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
Deferred expenses and other assets / Accounts payable, accrued expenses and other liabilities—Deferred expenses and other assets include certain non-tenant receivables, leasing costs, lease incentives and financing fees associated with revolving-debt arrangements. Financing fees associated with other debt obligations are recorded as a reduction of the carrying value of "Debt obligations, net" and "Loan participations payable, net" on the Company's consolidated balance sheets. Lease incentives and leasing costs that include brokerage, legal and other costs are amortized over the life of the respective leases and presented as an operating activity in the Company's consolidated statements of cash flows. External fees and costs incurred to obtain long-term debt financing have been deferred and are amortized over the term of the respective borrowing using the effective interest method. Amortization of leasing costs is included in "Depreciation and amortization" and amortization of deferred financing fees is included in "Interest expense" in the Company's consolidated statements of operations.
Effective January 1, 2019 with the adoption of ASU 2016-02, the Company, as lessee, records right-of-use lease assets in "Deferred expenses and other assets" and lease liabilities in "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheets for operating and finance leases, both measured at the present value of the fixed and determinable lease payments. Some of the Company's lease agreements include extension options, which are not included in the lease payments unless the extensions are reasonably certain to be exercised. For operating leases, the Company recognizes a single lease cost for office leases in "General and administrative" and a single lease cost for ground leases in "Real estate expense" in the consolidated statements of operations, calculated so that the cost of the lease is allocated generally on a straight-line basis over the term of the lease, and classifies all cash payments within operating activities in the consolidated statements of cash flows. For finance leases, the Company recognizes amortization of the right-of-use assets on a straight-line basis over the term of the lease in "Depreciation and amortization" and interest expense on the lease liability using the effective interest method in "Interest expense" in the consolidated statements of operations. Repayments of the principal portion of the finance lease liability are classified within financing activities in the consolidated statements of cash flows and payments of interest on a finance lease liability are classified within operating activities in the consolidated statement of cash flows.
Identified intangible assets and liabilities—Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their estimated fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2019, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in "Deferred expenses and other assets, net" and intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" in the Company's consolidated statements of operations.
Loan participations payable, net—The Company accounts for transfers of financial assets under ASC Topic 860, “Transfers and Servicing,” as either sales or secured borrowings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is presented on the balance sheet as "Loan participations payable, net." Financial asset activities that are accounted for as sales are removed from the balance sheet with any realized gain (loss) reflected in earnings during the period of sale.
Revenue recognition—The Company's revenue recognition policies are as follows:
Operating lease income: For the Company's leases classified as operating leases, operating lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable, net" on the Company's consolidated balance sheets.
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
Management estimates losses within its operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date and incorporates a reserve based on management's evaluation of the credit risks associated with these receivables. As of December 31, 2019 and 2018, the allowance for doubtful accounts related to real estate tenant receivables was $1.0 million and $1.5 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.0 million and $1.8 million, respectively.
Interest Income: Interest income on loans receivable and financing receivables (refer to Note 5) is recognized on an accrual basis using the interest method.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
Other income: Other income includes revenues from hotel operations, which are recognized when rooms are occupied and the related services are provided. Revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other income also includes gains from sales of loans, loan prepayment fees, yield maintenance payments, lease termination fees, management fees and other ancillary income. During the year ended December 31, 2017, the Company recorded $123.4 million of interest income and real estate tax reimbursements resulting from the settlement of litigation involving a dispute over the purchase and sale of land (refer to Note 6).
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
Reserve for loan losses—The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio, including financing receivables (refer to Note 5), as of the balance sheet date. If the Company determines that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent loan, the Company will record a reserve. The reserve is increased (decreased) through "Provision for (recovery of) loan losses" in the Company's consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower as the Company works toward a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. The Company's policy is to charge off a loan when it determines, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant collection efforts. The Company considers circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related reserve will be charged off. The Company has one portfolio segment, represented by commercial real estate lending, whereby it utilizes a uniform process for determining its reserve for loan losses. The reserve for loan losses includes a general, formula-based component and an asset-specific component.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company's one impaired loan is collateral dependent and impairment is measured using the estimated fair value of the collateral, less costs to sell. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.
A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when the Company has granted a concession and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.
Reserve for losses on net investment in leases— The Company evaluates its net investment in leases for impairment under ASC 310. As part of its process for monitoring the credit quality of its net investment in leases, the Company performs a quarterly assessment for each of its net investment leases. The Company considers a net investment in lease to be impaired when, based upon current information and events, it believes that it is probable that it will be unable to collect all amounts due under the contractual terms of the lease. As of December 31, 2019, all of the Company's net investment in leases were performing in accordance with the terms of the respective leases.

Any potential reserve for losses on net investment in leases will reflect management's estimate of losses inherent in the portfolio as of the balance sheet date. If the Company determines that the cash flows it expects to receive from the underlying collateral over the lease term is less than the carrying value of the net investment in lease, it will record a reserve. The reserve, if applicable, will be increased (decreased) through "Reserve for losses on net investment in leases" in the Company's consolidated statements of operations.
Loss on debt extinguishments—The Company recognizes the difference between the reacquisition price of debt and the net carrying amount of extinguished debt currently in earnings. Such amounts may include prepayment penalties or the write-off of unamortized debt issuance costs, and are recorded in “Loss on early extinguishment of debt, net” in the Company's consolidated statements of operations.
Derivative instruments and hedging activity—The Company's use of derivative financial instruments, including derivative financial instruments at some of its equity method investments, is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.
The Company recognizes its derivatives as either assets or liabilities on the Company's consolidated balance sheets at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.
For derivatives designated and qualifying as cash flow hedges, changes in the fair value of the derivatives, including the Company's pro rata share of derivatives at equity method investments, are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense or earnings from equity method investments in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt.
For the Company's derivatives not designated as hedges, the changes in the fair value of the derivatives are reported in "Other expense" in the Company's consolidated statements of operations.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

fair value. All compensation cost for market-based awards in which the service conditions are met is recognized regardless of whether the market-condition is satisfied. Compensation costs are recognized ratably over the applicable vesting/service period and recorded in "General and administrative" in the Company's consolidated statements of operations.
Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income; the Company, however, is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. While the Company must distribute at least 90% of its taxable income to maintain its REIT status, the Company typically distributes all of its taxable income, if any, to eliminate any tax on undistributed taxable income. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to reduce its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with, and its election to be treated as, a REIT for tax purposes. The Company made foreclosure elections for certain properties acquired through foreclosure, or an equivalent legal process, which allows the Company to operate these properties within the REIT and subjects net income, if any, from these assets to corporate level tax. The carrying value of assets with foreclosure elections as of December 31, 2019 is $39.6 million. Beginning in 2018, the Tax Cuts and Jobs Act reduced the corporate tax rate to 21% from 35% and net income from foreclosure property, if any, is subject to a 21% tax rate.
As of December 31, 2018, the Company had $567.7 million of REIT net operating loss ("NOL") carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will expire beginning in 2031 and through 2036 if unused. The amount of NOL carryforwards as of December 31, 2019 will be subject to finalization of the Company's 2019 tax return. The Tax Cuts and Jobs Act reduced the deduction for net operating losses to 80% of the Company’s taxable income for losses incurred after December 31, 2017. The Company's NOL carryforward for losses incurred in taxable years prior to 2018 remain fully deductible. The Company's tax years from 2015 through 2018 remain subject to examination by major tax jurisdictions. During the year ended December 31, 2019, the Company is expected to have REIT taxable income before the deduction for dividends paid and the NOL deduction. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" in the Company's consolidated statements of operations.
The Company may participate in certain activities from which it would be otherwise precluded and maintain its qualification as a REIT. These activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRS"), is engaged in various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments in equity affiliates. As of December 31, 2019, $752.0 million of the Company's assets were owned by TRS entities. The Company's TRS entities are not consolidated with the REIT for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities.
The following represents the Company's TRS income tax benefit (expense) ($ in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Current tax benefit (expense)(1)(2)	$(35)	$(447)	$531
Total income tax (expense) benefit	$(35)	$(447)	$531

_______________________________________________________________________________

(1)
For the year ended December 31, 2017, the Company recognized a tax benefit for alternative minimum tax credits generated from a carryback of NOLs to 2014 and 2015. For the year ended December 31, 2019, excludes a REIT tax expense of $0.4 million, for the year ended December 31, 2018, excludes a REIT tax expense of $0.5 million and for the year ended December 31, 2017, excludes a REIT income tax benefit of $0.4 million.

(2)
Under the Tax Cuts and Jobs Act, the alternative minimum tax credit carryforward is a refundable tax credit over a four year period beginning in 2018 and ending in 2021 upon which the full amount of the credit will be allowed.

During the year ended December 31, 2019, the Company’s TRS entities generated a taxable loss of $31.6 million for which the Company recognized no current tax benefit. The Company’s TRS NOL will be carried forward and the Company’s TRS recorded a full valuation allowance against the related deferred tax asset. During the year ended December 31, 2018, the Company's TRS entities generated a taxable loss of $25.9 million for which the Company recognized no current tax benefit. The Company’s TRS NOL will be carried forward and the Company’s TRS recorded a full valuation allowance against the related deferred tax

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

asset. During the year ended December 31, 2017, the Company's TRS entities generated a taxable loss of $33.1 million for which the Company recognized no current tax benefit.
Total cash paid for taxes for the years ended December 31, 2019, 2018 and 2017 was $0.4 million, $2.0 million and $6.0 million, respectively. The taxes paid in 2017 were primarily alternative minimum taxes at the REIT which the Company expects to be refunded over the next two years.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company applied the corporate tax rate enacted December 22, 2017 under the Tax Cuts and Jobs Act effective for years beginning after 2017 to value its deferred tax assets and liabilities. The Company evaluates whether its deferred tax assets are realizable and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating whether its deferred tax assets are realizable, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2019 and 2018, respectively. Changes in estimates of our valuation allowance, if any, are included in "Income tax (expense) benefit" in the consolidated statements of operations. The valuation allowance was reduced to reflect the change in value of our net deferred tax assets that reflects a reduced rate of tax under the Tax Cuts and Jobs Act.
Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of December 31,
	2019	2018
Deferred tax assets(1)(2)	$79,645	$78,107
Valuation allowance	(79,645)	(78,107)
Net deferred tax assets (liabilities)	$—	$—
_______________________________________________________________________________

(1)
Deferred tax assets as of December 31, 2019 include temporary differences related primarily to asset basis of $32.9 million, deferred expenses and other items of $11.9 million, NOL carryforwards of $32.5 million and other credits of $2.3 million. Deferred tax assets as of December 31, 2018 include temporary differences related primarily to asset basis of $35.3 million, deferred expenses and other items of $17.2 million and NOL carryforwards of $25.6 million. The Company has determined that the change in tax law associated with the Tax Cuts and Jobs Act will not have a material effect on whether its deferred tax assets are realizable.

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
New accounting pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. On January 1, 2020, upon the adoption of ASU 2016-13, the Company expects to record an increase to its general reserve of approximately $12.0 million on its loan portfolio and its net investment in leases, which will be recorded as a decrease to shareholders' equity on January 1, 2020.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

In May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04") to clarify certain accounting topics from previously issued ASUs, including ASU 2016-13. ASU 2019-04 addresses certain aspects of ASU 2016-13, including but not limited to, accrued interest receivable, loan recoveries, interest rate projections for variable-rate financial instruments and expected prepayments. ASU 2019-04 provides alternatives that allow entities to measure credit losses on accrued interest separate from credit losses on the principal portion of a loan, clarifies that entities should include expected recoveries in the measurement of credit losses, allows entities to consider future interest rates when measuring credit losses and can elect to adjust effective interest rates used to discount expected cash flows for expected loan prepayments. ASU 2019-04 is effective upon the adoption of ASU 2016-13. Management does not expect the adoption of ASU 2019-04 to have a material impact on the Company’s consolidated financial statements.
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of December 31, 2019
Land, at cost	$199,710	$106,187	$305,897
Buildings and improvements, at cost	1,347,321	107,861	1,455,182
Less: accumulated depreciation	(219,949)	(13,911)	(233,860)
Real estate, net	1,327,082	200,137	1,527,219
Real estate available and held for sale (2)	—	8,650	8,650
Total real estate	$1,327,082	$208,787	$1,535,869
As of December 31, 2018
Land, at cost	$336,740	$133,599	$470,339
Buildings and improvements, at cost	1,487,270	118,724	1,605,994
Less: accumulated depreciation	(287,516)	(17,798)	(305,314)
Real estate, net	1,536,494	234,525	1,771,019
Real estate available and held for sale (2)	1,055	21,496	22,551
Total real estate	$1,537,549	$256,021	$1,793,570

_______________________________________________________________________________

(1)
In May 2019, the Company modified certain of its leases. As a result of these modifications, the Company classified the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" and derecognized $193.4 million from "Real estate, net" and "Real estate available and held for sale" on its consolidated balance sheet (refer to Note 5).

(2)	As of December 31, 2019 and 2018, the Company had $8.6 million and $20.6 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Real Estate Available and Held for Sale—The following table presents the carrying value of properties transferred to held for sale, by segment ($ in millions)(1):

	Year Ended December 31,
Property Type	2019	2018	2017
Operating Properties	$14.5	$23.2	$20.1
Net Lease	185.9	8.1	0.9
Total	$200.4	$31.3	$21.0
_______________________________________________________________________________

(1)	Properties were transferred to held for sale due to executed contracts with third parties or changes in business strategy. All of these properties were ultimately sold.

Acquisitions—During the year ended December 31, 2019, the Company acquired a net lease asset for $11.5 million. In addition, the Company acquired the leasehold interest in an office property for $98.2 million, inclusive of closing costs, and simultaneously entered into a new 98-year ground lease with SAFE (refer to Note 8) and also acquired the leasehold interest in a net lease asset for $110.6 million and simultaneously entered into a new 99-year Ground Lease with SAFE (refer to Note 8). During the year ended December 31, 2018, the Company acquired two net lease assets for an aggregate $14.8 million.

Disposition of Ground Lease Business—In April 2017, institutional investors acquired a controlling interest in the Company's ground lease business through the merger of a Company subsidiary and related transactions (the "Acquisition Transactions"). Ground leases generally represent ownership of the land underlying commercial real estate projects that is triple net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Lease"). The Company's Ground Lease business was a component of the Company's net lease segment and consisted of 12 properties subject to long term net leases including seven Ground Leases and one master lease (covering five properties). The acquiring entity was a newly formed unconsolidated entity named Safety, Income & Growth Inc., which was subsequently renamed Safehold Inc. ("SAFE"). The carrying value of the Company's Ground Lease assets was approximately $161.1 million. Shortly before the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Acquisition Transactions, the Company completed a $227.0 million financing on its Ground Lease assets. The Company received all of the proceeds of the financing. The Company received an additional $113.0 million of proceeds in the Acquisition Transactions, including $55.5 million that the Company contributed to SAFE in its initial capitalization. As a result of the Acquisition Transactions, the Company deconsolidated the 12 properties and the associated financing. The Company accounts for its investment in SAFE as an equity method investment (refer to Note 8). The Company accounted for this transaction as an in substance sale of real estate and recognized a gain of $123.4 million, reflecting the aggregate gain less the fair value of the Company's retained interest in SAFE. The gain was recorded in "Gain from discontinued operations" in the Company's consolidated statements of operations. As a result of the adoption of ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, on January 1, 2018, the Company recorded an increase to retained earnings of $55.5 million, bringing the Company's aggregate gain on the sale of its Ground Lease business to approximately $178.9 million.
Discontinued Operations—The transactions described above involving the Company's Ground Lease business qualified for discontinued operations and the following table summarizes income from discontinued operations for the year ended December 31, 2017 ($ in thousands)(1):

Revenues	$5,922
Expenses	(1,491)
Income from sales of real estate	508
Income from discontinued operations	$4,939
_______________________________________________________________________________

(1)	The transactions closed on April 14, 2017. Revenues primarily consisted of operating lease income and expenses primarily consisted of depreciation and amortization and real estate expense.

The following table presents cash flows provided by operating activities and cash flows used in investing activities from discontinued operations for the year ended December 31, 2017 ($ in thousands).

Cash flows provided by operating activities	$5,702
Cash flows used in investing activities	(534)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Other Dispositions—The following table presents the proceeds and income recognized for properties sold, by property type ($ in millions):

	Years Ended December 31,
	2019	2018	2017
Operating Properties(1)
Proceeds	$86.1	$327.9	$41.3
Income from sales of real estate	11.9	81.0	4.5

Net Lease(2)
Proceeds	$469.4	$79.7	$175.4
Income from sales of real estate	224.7	45.0	87.5

Total
Proceeds	$555.5	$407.6	$216.7
Income from sales of real estate	236.6	126.0	92.0
_______________________________________________________________________________

(1)
During the year ended December 31, 2019, the Company sold commercial and residential operating properties with an aggregate carrying value of $73.1 million and recognized $11.9 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations. During the year ended December 31, 2018, the Company sold 10 commercial operating properties and residential condominium units from other properties and recognized $81.0 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations, of which $9.8 million was attributable to a noncontrolling interest at one of the properties.

(2)
During the year ended December 31, 2019, the Company sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized $219.7 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations. In connection with the sale of this portfolio of assets the buyer assumed a $228.0 million non-recourse mortgage. During the year ended December 31, 2018, the Company sold five net lease assets and recognized $45.0 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations. During the year ended December 31, 2017, the Company sold one net lease property and recognized a gain on sale of $62.5 million. Prior to the sale, the Company acquired the noncontrolling interest with a carrying value of $3.5 million for $12.0 million.

Impairments—During the years ended December 31, 2019, 2018 and 2017, the Company recorded aggregate impairments on real estate assets totaling $5.4 million, $90.4 million and $11.9 million, respectively. During the year ended December 31, 2019, the Company recorded an aggregate impairment of $5.4 million in connection with the sale of net lease and operating properties and residential condominium units. The impairments recorded in 2018 were primarily from the Company's decision to accelerate the monetization of certain legacy assets, including several larger assets. The impairments recorded in 2017 were primarily the result of shifting demand in the local condominium markets, changes in the Company's exit strategy on other real estate assets and an impairment recorded in connection with the sale of an outparcel located at a commercial operating property.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $21.2 million, $22.4 million and $21.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of December 31, 2019 and 2018, the allowance for doubtful accounts related to real estate tenant receivables was $1.0 million and $1.5 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.0 million and $1.8 million, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable leases, excluding customer reimbursements of expenses, in effect as of December 31, 2019, are as follows ($ in thousands):

Year	Net Lease Assets	Operating Properties
2020	$141,993	$16,625
2021	141,763	16,293
2022	140,165	8,112
2023	131,998	7,822
2024	126,453	7,801

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

As a result of the modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" and derecognized $193.4 million from "Real estate, net" and "Real estate available and held for sale," $25.4 million from "Deferred operating lease income receivable, net," $13.4 million from "Deferred expenses and other assets, net" and $1.9 million from "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheet. The Company recognized $180.4 million in "Selling profit from sales-type leases" in its consolidated statements of operations for the year ended December 31, 2019 as a result of the transaction. The Company determined that the seven bowling centers acquired from the lessee did not qualify as a sale leaseback transaction and, as a result, recorded a $44.1 million financing receivable in "Loans receivable and other lending investments, net" on its consolidated balance sheet (refer to Note 7). For the year ended December 31, 2019, the Company recognized $20.5 million of "Interest income from sales-type leases" in the Company's consolidated statements of operations.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2019, are as follows by year ($ in thousands):

Amount
2020	$27,565
2021	28,062
2022	30,549
2023	30,549
2024	30,549
Thereafter	894,745
Total undiscounted cash flows	1,042,019
Unguaranteed estimated residual value	340,620
Present value discount	(963,724)
Net investment in leases as of December 31, 2019	$418,915

Impairments—During the year ended December 31, 2019, the Company recorded an impairment of $0.9 million in connection with the sale of a net lease property.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of December 31,
	2019	2018
Land and land development, at cost	$590,153	$606,849
Less: accumulated depreciation	(9,608)	(8,631)
Total land and development, net	$580,545	$598,218

Acquisitions—During the year ended December 31, 2019, the Company acquired a land and development asset from an unconsolidated entity in which the Company owned a noncontrolling 50% equity interest for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of a $27.0 million loan (refer to Note 8).

During the year ended December 31, 2018, the Company acquired, via foreclosure, title to a land asset which had a total fair value of $4.6 million and had previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

Dispositions—During the years ended December 31, 2019, 2018 and 2017, the Company sold land parcels and residential lots and units and recognized land development revenue of $119.6 million, $409.7 million and $196.9 million, respectively. In connection with the sale of two land parcels totaling 93 acres during the year ended December 31, 2018, the Company provided an aggregate $145.0 million of financing to the buyers, of which $94.2 million was outstanding as of December 31, 2019. During the years ended December 31, 2019, 2018 and 2017, the Company recognized land development cost of sales of $109.7 million, $350.2 million and $180.9 million, respectively, from its land and development portfolio.

In connection with the resolution of litigation involving a dispute over the purchase and sale of approximately 1,250 acres of land in Prince George’s County, Maryland, during the year ended December 31, 2017, the Company recognized $114.0 million of land development revenue and $106.3 million of land development cost of sales.

Impairments—During the year ended December 31, 2019, the Company recorded an aggregate impairment of $5.3 million on two land and development assets based on expected sales proceeds and an impairment of $1.1 million on a land and development asset due to a change in business strategy. During the year ended December 31, 2018, the Company recorded an aggregate impairment of $56.7 million on five land and development assets, primarily from the Company's decision to accelerate the monetization of legacy assets, including several larger assets. During the year ended December 31, 2017, the Company recorded impairments on land and development assets of $20.5 million resulting from a decrease in expected cash flows on one asset and a change in exit strategy on another asset.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of December 31,
Type of Investment	2019	2018
Senior mortgages	$572,584	$760,749
Corporate/Partnership loans	119,818	148,583
Subordinate mortgages	10,877	10,161
Total gross carrying value of loans	703,279	919,493
Reserves for loan losses	(28,634)	(53,395)
Total loans receivable, net	674,645	866,098
Other lending investments(1)	153,216	122,126
Total loans receivable and other lending investments, net	$827,861	$988,224

_______________________________________________________________________________

(1)	As of December 31, 2019, includes a $44.3 million financing receivable related to the acquisition of bowling centers from one of the Company's lessees (refer to Note 5).

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Reserve for loan losses at beginning of period	$53,395	$78,489	$85,545
Provision for (recovery of) loan losses	6,482	16,937	(5,828)
Charge-offs	(31,243)	(42,031)	(1,228)
Reserve for loan losses at end of period	$28,634	$53,395	$78,489

_______________________________________________________________________________

(1)
During the year ended December 31, 2019, the Company charged-off $19.2 million from the specific reserve due to the resolution of a non-performing loan and $12.0 million due to the deterioration of the collateral on a separate non-performing loan.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Total
As of December 31, 2019
Loans	$37,820	$668,769	$706,589
Less: Reserve for loan losses	(21,701)	(6,933)	(28,634)
Total(3)	$16,119	$661,836	$677,955
As of December 31, 2018
Loans	$66,725	$857,662	$924,387
Less: Reserve for loan losses	(40,395)	(13,000)	(53,395)
Total(3)	$26,330	$844,662	$870,992
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.1 million and $0.5 million as of December 31, 2019 and 2018, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status; therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.7 million and $3.1 million as of December 31, 2019 and 2018, respectively.

(3)
The Company's recorded investment in loans as of December 31, 2019 and 2018 includes accrued interest of $3.3 million and $4.9 million, respectively, which is included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. As of December 31, 2019, excludes a $44.3 million financing receivable (refer to Note 5). As of December 31, 2019 and 2018, the total amounts exclude $108.9 million and $122.1 million, respectively, of securities that are evaluated for impairment under ASC 320.

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
Notes to Consolidated Financial Statements (Continued)

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of December 31,
	2019		2018
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$537,201	2.71	$697,807	2.76
Corporate/Partnership loans	120,658	2.83	149,663	2.84
Subordinate mortgages	10,910	3.00	10,192	3.00
Total	$668,769	2.73	$857,662	2.77

The Company's recorded investment in loans, aged by payment status and presented by class, was as follows ($ in thousands):

As of December 31, 2019	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$537,201	$—	$37,820	$37,820	$575,021
Corporate/Partnership loans	120,658	—	—	—	120,658
Subordinate mortgages	10,910	—	—	—	10,910
Total	$668,769	$—	$37,820	$37,820	$706,589
As of December 31, 2018
Senior mortgages	$703,807	$—	$60,725	$60,725	$764,532
Corporate/Partnership loans	149,663	—	—	—	149,663
Subordinate mortgages	10,192	—	—	—	10,192
Total	$863,662	$—	$60,725	$60,725	$924,387
_______________________________________________________________________________

(1)
As of December 31, 2019, the Company had one loan which was greater than 90 days delinquent and was in various stages of resolution, including legal and environmental matters, and was 10.5 years outstanding. As of December 31, 2018, the Company had two loans which were greater than 90 days delinquent and were in various stages of resolution, including legal and foreclosure-related proceedings and environmental matters, and ranged from 4.0 to 9.0 years outstanding.

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

The Company's recorded investment in impaired loans, presented by class, was as follows ($ in thousands)(1):

	As of December 31, 2019			As of December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$37,820	$37,923	$(21,701)	$66,725	$66,777	$(40,395)
Total	$37,820	$37,923	$(21,701)	$66,725	$66,777	$(40,395)
_______________________________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, was as follows ($ in thousands):

	For the Years Ended December 31,
	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Subordinate mortgages	$—	$—	$—	$301	$6,582	$1,127
Subtotal	—	—	—	301	6,582	1,127
With an allowance recorded:
Senior mortgages	38,556	—	67,041	—	82,749	—
Corporate/Partnership loans	—	—	39,169	—	156,756	—
Subtotal	38,556	—	106,210	—	239,505	—
Total:
Senior mortgages	38,556	—	67,041	—	82,749	—
Corporate/Partnership loans	—	—	39,169	—	156,756	—
Subordinate mortgages	—	—	—	301	6,582	1,127
Total	$38,556	$—	$106,210	$301	$246,087	$1,127

There was no interest income related to the resolution of non-performing loans recorded during the years ended December 31, 2019, 2018 and 2017.

Other lending investments—Other lending investments includes the following securities ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of December 31, 2019
Available-for-Sale Securities
Municipal debt securities	$21,140	$21,140	$2,756	$23,896	$23,896
Held-to-Maturity Securities
Debt securities	100,000	84,981	—	84,981	84,981
Total	$121,140	$106,121	$2,756	$108,877	$108,877
As of December 31, 2018
Available-for-Sale Securities
Municipal debt securities	$21,185	$21,185	$476	$21,661	$21,661
Held-to-Maturity Securities
Debt securities	120,866	100,465	7	100,472	100,465
Total	$142,051	$121,650	$483	$122,133	$122,126

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2019, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	84,981	84,981	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	21,140	23,896
Total	$84,981	$84,981	$21,140	$23,896

Note 8—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

	Carrying Value		Equity in Earnings (Losses)
	As of December 31,		For the Years Ended December 31,
	2019	2018	2019	2018	2017
Real estate equity investments
Safehold Inc. ("SAFE")(1)	$729,357	$149,589	$29,764	$4,711	$551
iStar Net Lease II LLC ("Net Lease Venture II")	30,712	16,215	(529)	(333)	—
iStar Net Lease I LLC ("Net Lease Venture")(2)	—	—	—	4,100	4,534
Other real estate equity investments(3)	104,553	130,955	12,620	(4,112)	6,520
Subtotal	864,622	296,759	41,855	4,366	11,605
Other strategic investments(4)	43,253	7,516	(6)	(9,373)	1,410
Total	$907,875	$304,275	$41,849	$(5,007)	$13,015

_______________________________________________________________________________

(1)
As of December 31, 2019, the Company owned 31.2 million shares of SAFE common stock which, based on the closing price of $40.30 on December 31, 2019, had a market value of $1.3 billion. For the year ended December 31, 2019, equity in earnings includes a dilution gain of $7.6 million resulting from SAFE equity offerings during 2019.

(2)	The Company consolidated the assets and liabilities of the Net Lease Venture on June 30, 2018 (refer to Net Lease Venture below).

(3)
During the year ended December 31, 2019, equity in earnings (losses) includes $19.3 million of income resulting primarily from the sale of properties at two of the Company's equity method investments. During the year ended December 31, 2018, the Company recorded a $6.1 million impairment on a land and development equity method investment due to a change in business strategy.

(4)	For the year ended December 31, 2018, equity in earnings (losses) includes a $10.0 million impairment on a foreign equity method investment due to local market conditions.

Safehold Inc.—SAFE is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases").
On January 2, 2019, the Company purchased 12.5 million newly designated limited partnership units (the "Investor Units") in SAFE's operating partnership ("SAFE OP"), at a purchase price of $20.00 per unit, for a total purchase price of $250.0 million. The purpose of the investment was to allow SAFE to fund additional Ground Lease acquisitions and originations. Each Investor Unit received distributions equivalent to distributions declared and paid on one share of SAFE's common stock. The Investor Units had no voting rights. They had limited protective consent rights over certain matters such as amendments to the terms of the Investor Units that would adversely affect the Investor Units. In May 2019, after the approval of SAFE's stockholders, the Investor Units were exchanged for shares of SAFE's common stock on a one-for-one basis. Following the exchange, the Investor Units were retired.

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

A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee. In addition, the Company is also the external manager of a venture in which SAFE is a member. Following are the key terms of the management agreement with SAFE:

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

•	Fee to be paid in cash or in shares of SAFE common stock, at the discretion of SAFE's independent directors;

•	The stock is locked up for two years, subject to certain restrictions;

•	There is no additional performance or incentive fee;

•	The management agreement is non-terminable by SAFE through June 30, 2023 except for cause; and

•	Automatic annual renewals thereafter, subject to non-renewal upon certain findings by SAFE's independent directors and payment of termination fee equal to three times the prior year's management fee.
In August 2019, the Company acquired 6.0 million shares of SAFE's common stock in a private placement for $168.0 million. In November 2019, the Company acquired 3.8 million shares of SAFE's common stock in a private placement for $130.0 million. As of December 31, 2019, the Company owned approximately 65.2% of SAFE's common stock outstanding.
During the year ended December 31, 2019, the Company recorded $7.5 million of management fees and during the six months ended December 31, 2018, the Company recorded $1.8 million of management fees pursuant to its management agreement with SAFE. During the six months ended June 30, 2018, the Company waived $1.8 million of management fees and during the year ended December 31, 2017, the Company waived $2.0 million management fees pursuant to its management agreement with SAFE.
The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has waived or elected not to charge in full certain of the expense reimbursements while SAFE is growing its portfolio. For the year ended December 31, 2019, the Company was reimbursed $2.1 million of expense reimbursements and for the six months ended December 31, 2018, the Company was reimbursed $0.7 million of expense reimbursements. Pursuant to the terms of the management agreement with SAFE, the Company waived all expense reimbursements for the first year after the closing of SAFE's initial public offering, through June 30, 2018. The Company has an exclusivity agreement with SAFE pursuant to which it agreed, subject to certain exceptions, that it will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless it has first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company's and SAFE's independent directors, for the periods presented:
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the renovation of a medical office building in Atlanta, GA. The Company funded $18.4 million of the loan, which was fully repaid in August 2019. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $1.2 million, $1.4 million and $0.2 million, respectively, of interest income on the loan.
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project in San Jose, CA. The transaction includes a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded as of December 31, 2019; and (ii) a $80.5 million leasehold first mortgage.  As of December 31, 2019, $38.9 million of the leasehold first mortgage was funded. During the years ended December 31, 2019 and 2018, the Company recorded $1.2 million and $0.2 million, respectively, of interest income on the loan. The Company entered into a forward purchase contract with SAFE under which SAFE would acquire the Ground Lease in November 2020 for approximately $34.0 million.
In May 2018, the Company provided a $19.9 million leasehold mortgage loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the acquisition of two multi-tenant office buildings in Atlanta, GA. The loan was repaid in full in November 2019 and during the years ended December 31, 2019 and 2018, the Company recorded $1.9 million and $1.4 million, respectively, of interest income on the loan.
In June 2018, the Company sold two industrial facilities located in Miami, FL to a third-party and simultaneously structured and entered into two Ground Leases. The Company then sold the two Ground Leases to SAFE. Net proceeds from the transactions totaled $36.1 million and the Company recognized a $24.5 million gain on sale.
In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the conversion of an office building into a multi-family property in Washington, DC. As of December 31, 2019, $12.6 million of the loan was funded. During the year ended December 31, 2019, the Company recorded $1.0 million of interest income on the loan.
In February 2019, the Company acquired the leasehold interest in an office property and simultaneously entered into a new 98-year Ground Lease with SAFE (refer to Note 4).

In August 2019, the Company acquired the leasehold interest in a net lease asset and simultaneously entered into a new 99-year Ground Lease with SAFE (refer to Note 4).

In October 2019, SAFE acquired land and SAFE's Ground Lease tenant acquired the leasehold from a venture in which the Company has a 50% ownership interest. In addition, the Company provided a $22.0 million loan to SAFE's Ground Lease tenant for the acquisition of the leasehold. The Company sold the loan at par to a third-party in November 2019.

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
Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2018 and 2017, the Company recorded $1.3 million and $2.1 million, respectively, of management fees from the Net Lease Venture. The management fees are included in "Other income" in the Company's consolidated statements of operations. In addition, beginning after the Company's consolidation of the Net Lease Venture on June 30, 2018 and after the effect of eliminations, during the year ended December 31, 2019 and the six months ended December 31, 2018, the Company earned $1.5 million and $0.7 million, respectively, of management fees with respect to services provided to other investors in the Net Lease Venture, which was recorded as a reduction to "Net income attributable to noncontrolling interests" in the Company's consolidated statements of operations.
Net Lease Venture II—In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. Net Lease Venture II's investment period ends in June 2021. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately 51.9%. The Company does not have a controlling interest in Net Lease Venture II due to the substantive participating rights of its partner. The Company accounts for its investment in Net Lease Venture II as an equity method investment and is responsible for managing the venture in exchange for a management fee and incentive fee. During the years ended December 31, 2019 and 2018, the Company recorded $1.5 million and $0.4 million, respectively, of management fees from Net Lease Venture II.

In December 2019, Net Lease Venture II closed on a commitment to provide up to $150.0 million in net lease financing for the construction of three industrial centers and entered into a 25 year master lease with the tenant. As of December 31, 2019, Net Lease Venture II had funded $18.7 million of its commitment.
In December 2019, Net Lease Venture II closed on the acquisition of two grocery distribution centers for $81.8 million, inclusive of assumed debt. The properties are 100% leased with two separate coterminous leveraged leases with 6.2 years remaining on the lease terms.

In December 2018, Net Lease Venture II acquired four buildings comprising 168,636 square feet (the "Properties") located in Livermore, CA. Net Lease Venture II acquired the Properties for $31.2 million which are 100% leased with four separate leases that expire in December 2028.
Other real estate equity investments—As of December 31, 2019, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 16% to 95%, comprised of investments of $61.7 million in operating properties and $42.9 million in land assets. As of December 31, 2018, the Company's other real estate equity investments included $65.6 million in operating properties and $65.3 million in land assets. In December 2019, the Company sold a partial interest in one of its other real estate equity investments to a related party for $0.5 million and recorded no gain or loss on the transaction.
In August 2018, the Company provided a mezzanine loan with a principal balance of $33.0 million and $30.5 million as of December 31, 2019 and 2018, respectively, to an unconsolidated entity in which the Company owns a 50% equity interest. The loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the years ended December 31, 2019 and 2018, the Company recorded $2.8 million and $1.1 million, respectively, of interest income on the mezzanine loan.

In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owned a 50.0% equity interest. The Company provided financing to the entity in the form of a $27.0 million senior loan, all of which was funded as of December 31, 2018 and was included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. In April 2019, the Company acquired the land and development asset from the entity for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of the $27.0 million senior loan. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $0.6 million, $2.1 million and $1.9 million, respectively, of interest income on the senior loan.
Other strategic investments—As of December 31, 2019 and 2018, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments ($ in thousands):

	As of December 31,			For the Years Ended December 31,
	2019	2018		2019	2018	2017
Balance Sheets			Income Statements
Total assets	$3,653,763	$2,118,045	Revenues	$214,123	$262,970	$261,867
Total liabilities	1,918,034	1,016,502	Expenses	(181,456)	(187,257)	(167,999)
Noncontrolling interests	1,486	2,007	Net income attributable to parent entities	32,474	75,056	91,633
Total equity attributable to parent entities	1,734,243	1,099,536

Note 9—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of December 31,
	2019	2018
Intangible assets, net(1)	$174,973	$156,281
Finance lease right-of-use assets(2)	145,209	—
Operating lease right-of-use assets(2)	34,063	—
Other receivables(3)	16,846	46,887
Restricted cash	45,034	42,793
Other assets(4)	17,534	32,333
Leasing costs, net(5)	3,793	6,224
Corporate furniture, fixtures and equipment, net(6)	2,736	3,850
Deferred financing fees, net	2,300	900
Deferred expenses and other assets, net	$442,488	$289,268

_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $33.4 million and $27.0 million as of December 31, 2019 and 2018, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $1.7 million, $2.2 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $9.6 million, $7.2 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. As of December 31, 2019, the weighted average amortization period for the Company's intangible assets was approximately 20.7 years.

(2)
Right-of-use lease assets relate primarily to the Company's leases of office space and certain of its ground leases. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company's weighted average incremental secured borrowing rate for similar collateral estimated to be 5.3% and the weighted average lease term is 7.8 years. For finance leases, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.5% and the weighted average lease term is 98.0 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in "Depreciation and amortization" in the Company's consolidated statements of operations. During the year ended December 31, 2019, the Company recognized $5.1 million in "Interest expense" and $0.9 million in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in "General and administrative" and "Real estate expense" in the Company's consolidated statements of operations (refer to Note 3). During the year ended December 31, 2019, the Company recognized $3.6 million in "General and administrative" and $3.3 million in "Real estate expense" in its consolidated statement of operations relating to operating leases.

(3)	As of December 31, 2018, includes $26.0 million of reimbursements receivable related to the construction and development of an operating property that was received in 2019.

(4)	Other assets primarily includes derivative assets, prepaid expenses and deposits for certain real estate assets.

(5)	Accumulated amortization of leasing costs was $3.3 million and $4.4 million as of December 31, 2019 and 2018, respectively.

(6)	Accumulated depreciation on corporate furniture, fixtures and equipment was $13.1 million and $11.9 million as of December 31, 2019 and 2018, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of December 31,
	2019	2018
Other liabilities(1)	$81,709	$143,325
Finance lease liabilities (see table above)	147,749	—
Operating lease liabilities (see table above)	34,182	—
Accrued expenses	83,778	95,149
Accrued interest payable	25,733	42,669
Intangible liabilities, net(2)	51,223	35,108
Accounts payable, accrued expenses and other liabilities	$424,374	$316,251

_______________________________________________________________________________

(1)
As of December 31, 2019 and 2018, "Other liabilities" includes $27.5 million and $42.6 million, respectively, of deferred income. As of December 31, 2019 and 2018, "Other liabilities" includes $0.1 million and $18.5 million, respectively, related to profit sharing arrangements with developers for certain properties sold. As of December 31, 2019 and 2018, "Other liabilities" also includes $6.2 million and $9.4 million, respectively, related to tax increment financing bonds which were issued by government entities to fund development within two of the Company's land projects. The amount represents tax assessments associated with each project, which will decrease as the Company sells units or pays down the bonds.

(2)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $5.0 million and $2.8 million as of December 31, 2019 and 2018, respectively. The amortization of below market lease liabilities increased operating lease income in the Company's consolidated statements of operations by $2.3 million, $3.9 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the weighted average amortization period for the Company's intangible liabilities was approximately 18.3 years.

Intangible assets—The estimated expense from the amortization of intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):

2020	$11,826
2021	11,796
2022	11,795
2023	11,641
2024	11,524

Note 10—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	December 31, 2019	December 31, 2018
Loan participations payable(1)	$35,656	$22,642
Debt discounts and deferred financing costs, net	(18)	(158)
Total loan participations payable, net	$35,638	$22,484
_______________________________________________________________________________

(1)	As of December 31, 2019 and 2018, the Company had one loan participation payable with an interest rate of 6.3% and 7.0%, respectively.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the corresponding loan receivable balances were $35.6 million and $22.5 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of December 31,		Stated Interest Rates		Scheduled Maturity Date
	2019	2018
Secured credit facilities and mortgages:
2015 $350 Million Revolving Credit Facility	$—	$—	LIBOR + 2.25%	(1)	September 2022
Senior Term Loan	491,875	646,750	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	721,118	802,367	3.31% - 7.26%	(3)
Total secured credit facilities and mortgages	1,212,993	1,449,117
Unsecured notes:
5.00% senior notes(4)	—	375,000	5.00%		—
4.625% senior notes(5)	—	400,000	4.625%		—
6.50% senior notes(6)	—	275,000	6.50%		—
6.00% senior notes(7)	110,545	375,000	6.00%		April 2022
5.25% senior notes(8)	400,000	400,000	5.25%		September 2022
3.125% senior convertible notes(9)	287,500	287,500	3.125%		September 2022
4.75% senior notes(10)	775,000	—	4.75%		October 2024
4.25% senior notes(11)	550,000	—	4.25%		August 2025
Total unsecured notes	2,123,045	2,112,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,436,038	3,661,617
Debt discounts and deferred financing costs, net	(48,958)	(52,531)
Total debt obligations, net (12)	$3,387,080	$3,609,086
_______________________________________________________________________________

(1)
The loan bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.00% and subject to a margin ranging from 1.00% to 1.50%; or (ii) LIBOR subject to a margin ranging from 2.00% to 2.50%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023.

(2)
The loan bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.00% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.

(3)
In June 2019, the buyer of a portfolio of net lease assets assumed a $228.0 million non-recourse mortgage (refer to Note 4). As of December 31, 2019, the weighted average interest rate of these loans is 4.37% inclusive of the effect of interest rate swaps.

(4)	The Company prepaid these senior notes in March 2019 without penalty.

(5)	The Company prepaid these senior notes in October 2019 with a $6.0 million prepayment penalty.

(6)	The Company prepaid these senior notes in October 2019 with a $4.5 million prepayment penalty.

(7)	The Company partially prepaid these senior notes in December 2019 with a $10.1 million prepayment premium. The Company repaid the remaining senior notes in January 2020.

(8)	The Company can prepay these senior notes without penalty beginning September 15, 2021.

(9)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of December 31, 2019 was 67.92 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $14.72 per share. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance in September 2017, the Company valued the liability component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the liability component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of December 31, 2019, the carrying value of the 3.125% Convertible Notes was $268.7 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $15.5 million, net of fees. As of December 31, 2018, the carrying value of the 3.125% Convertible Notes was $262.6 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $20.5 million, net of fees. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $9.0 million, $9.0 million and $2.5 million, respectively, of contractual interest and $5.0 million, $4.7 million and $1.3 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate for 2019, 2018 and 2017 was 5.2%.

(10)	The Company can prepay these senior notes without penalty beginning July 1, 2024.

(11)	The Company can prepay these senior notes without penalty beginning May 1, 2025.

(12)	The Company capitalized interest relating to development activities of $7.5 million, $11.3 million and $8.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Scheduled Maturities—As of December 31, 2019, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2020	$—	$—	$—
2021	—	159,083	159,083
2022	798,045	47,901	845,946
2023	—	491,875	491,875
2024	775,000	—	775,000
Thereafter	650,000	514,134	1,164,134
Total principal maturities	2,223,045	1,212,993	3,436,038
Unamortized discounts and deferred financing costs, net	(41,228)	(7,730)	(48,958)
Total debt obligations, net	$2,181,817	$1,205,263	$3,387,080

Senior Term Loan—In June 2018, the Company amended its senior secured term loan (the "Senior Term Loan") to increase the amount of the loan to $650.0 million, reduce the interest rate to LIBOR plus 2.75% and extend its maturity to June 2023. The Senior Term Loan is secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permits substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. The Company may make optional prepayments, subject to prepayment fees, and is required to repay 0.25% of the principal amount of the Senior Term Loan each quarter.
During the years ended December 31, 2018 and 2017, repayments of the Senior Term Loan prior to modifications and expenses incurred for the modifications resulted in losses on early extinguishment of debt of $2.5 million and $0.8 million, respectively.

Revolving Credit Facility—In September 2019, the Company amended its secured revolving credit facility (the "Revolving Credit Facility") to increase the maximum capacity to $350.0 million, extend the maturity date to September 2022 and make certain other changes. Outstanding borrowings under the Revolving Credit Facility are secured by pledges of the equity interests in the Company's subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of December 31, 2019, based on the Company's borrowing base of assets, the Company had $350.0 million of borrowing capacity available under the Revolving Credit Facility.
Unsecured Notes—In September 2019, the Company issued $675.0 million principal amount of 4.75% senior unsecured notes due October 2024. Proceeds from the offering, together with cash on hand, were used to repay in full the $400.0 million principal amount outstanding of the 4.625% senior unsecured notes due September 2020 and the $275.0 million principal amount outstanding of the 6.50% senior unsecured notes due July 2021. In November 2019, the Company issued an additional $100.0 million principal amount of 4.75% senior unsecured notes due October 2024 at 102% of par, representing a yield to maturity of 4.29%.

In December 2019, the Company issued $550.0 million principal amount of 4.25% senior unsecured notes due August 2025. Proceeds from the offering were used to redeem the $375.0 million principal amount outstanding ($110.5 million was redeemed in January 2020) of the 6.00% senior unsecured notes due April 2022, repay a portion of the borrowings outstanding under the Senior Term Loan and pay related premiums and expenses in connection with the transaction.

During the years ended December 31, 2019, 2018 and 2017, repayments of senior unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $26.6 million, $1.2 million and $13.6 million, respectively. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Collateral Assets—The carrying value of the Company's assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of December 31,
	2019		2018
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,409,585	$117,634	$1,620,008	$151,011
Real estate available and held for sale	—	8,650	1,055	21,496
Net investment in leases	418,915	—	—	—
Land and development, net	—	580,545	12,300	585,918
Loans receivable and other lending investments, net(2)(3)	233,104	566,050	498,524	480,154
Other investments	—	907,875	—	304,275
Cash and other assets	—	814,044	—	1,329,990
Total	$2,061,604	$2,994,798	$2,131,887	$2,872,844
_______________________________________________________________________________

(1)
The Senior Term Loan and the Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of December 31, 2019, Collateral Assets includes $438.7 million carrying value of assets held by entities whose equity interests are pledged as collateral for the Revolving Credit Facility that is undrawn as of December 31, 2019.

(2)	As of December 31, 2019 and 2018, the amounts presented exclude general reserves for loan losses of $6.9 million and $13.0 million, respectively.

(3)	As of December 31, 2019 and 2018, the amounts presented exclude loan participations of $35.6 million and $22.5 million, respectively.

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

The Company's Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires the Company to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, the Company has the option to pay down outstanding borrowings or substitute assets in the borrowing base. The Company may not pay common dividends if it ceases to qualify as a REIT. In June 2018, the Company amended the terms of the Senior Term Loan and the Revolving Credit Facility to include the ability to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations.

The Company's Senior Term Loan and the Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

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

As of December 31, 2019, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate(2)	Other Investments	Total
Performance-Based Commitments	$225,600	$70,047	$131,380	$427,027
Strategic Investments	—	—	16,851	16,851
Total	$225,600	$70,047	$148,231	$443,878
_______________________________________________________________________________

(1)	Excludes $14.3 million of commitments on loan participations sold that are not the obligation of the Company.

(2)	Includes a commitment to invest up to $55.0 million in additional bowling centers over the next several years (refer to Note 5).
Other Commitments—Total operating lease expense for the years ended December 31, 2019, 2018 and 2017 was $4.4 million, $5.0 million and $5.2 million, respectively. Future minimum lease obligations under non-cancelable operating and finance leases as of December 31, 2019 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2020	$4,167	$5,386
2021	1,803	5,494
2022	1,098	5,604
2023	728	5,716
2024	617	5,830
Thereafter	1,447	1,573,824
Total undiscounted cash flows	9,860	1,601,854
Present value discount(1)	(1,057)	(1,454,105)
Other adjustments(2)	25,379	—
Lease liabilities	$34,182	$147,749

_______________________________________________________________________________

(1)
During the year ended December 31, 2019, the Company made payments of $4.1 million related to its operating leases and $3.3 million related to its finance leases (refer to Note 4). The weighted average lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 4.2 years and the weighted average discount rate was 5.6%. The weighted average lease term for the Company's finance leases was 93 years and the weighted average discount rate was 5.4%.

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
Notes to Consolidated Financial Statements (Continued)

Future minimum lease obligations under operating leases as of December 31, 2018 were as follows ($ in thousands):

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
Note 13—Risk Management and Derivatives
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
Substantially all of the Company's real estate as well as assets collateralizing its loans receivable are located in the United States. As of December 31, 2019, the only states with a concentration greater than 10.0% were New York with 16.7%, New Jersey with 14.2% and California with 12.5%. As of December 31, 2019, the Company's portfolio contains concentrations in the following asset types: office/industrial 28.5%, land 15.4%, entertainment/leisure 20.1%, hotel 5.2% and mixed use/mixed collateral 5.3%.
The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have a material adverse effect on the Company. As of December 31, 2019, the Company's five largest borrowers or tenants collectively accounted for approximately 19.8% of the Company's 2019 revenues, of which the largest customer, from the Company's net lease segment, accounted for 11.8%.
Derivatives
The Company's use of derivative financial instruments has historically been limited to the utilization of interest rate swaps, interest rate caps and foreign exchange contracts. The principal objective of such financial instruments is to minimize the risks and/or costs associated with the Company's operating and financial structure and to manage its exposure to interest rates and foreign exchange rates. The Company may have derivatives that are not designated as hedges because they do not meet the strict hedge accounting requirements. Although not designated as hedges, such derivatives are entered into to manage the Company's

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

exposure to interest rate movements and other identified risks.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018 ($ in thousands)(1):

	Derivative Assets		Derivative Liabilities
As of December 31, 2019	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$114	Accounts payable, accrued expenses and other liabilities	$8,680
Total		$114		$8,680

As of December 31, 2018
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$3,669	Accounts payable, accrued expenses and other liabilities	$10,244
Total		$3,669		$10,244
____________________________________________________________________________

(1)	Over the next 12 months, the Company expects that $5.1 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.

The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Year Ended December 31, 2019
Interest rate swaps(1)	Interest expense	$(21,165)	$(1,861)
Interest rate swaps	Earnings from equity method investments	(21,417)	(184)
For the Year Ended December 31, 2018
Interest rate swaps	Interest expense	(12,963)	(388)
Interest rate swaps	Earnings from equity method investments	(1,736)	20
For the Year Ended December 31, 2017
Interest rate cap	Earnings from equity method investments	(16)	(16)
Interest rate swaps	Interest expense	495	339
Interest rate swap	Earnings from equity method investments	368	(285)
Foreign exchange contracts	Earnings from equity method investments	(352)	—
______________________________________________________________

(1)	For the year ended December 31, 2019, $4.3 million of the loss recognized in accumulated other comprehensive income was attributable to a noncontrolling interest.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships(1)		For the Year Ended December 31, 2017
Interest rate cap	Other expense	$6
Foreign exchange contracts	Other expense	(970)

____________________________________________________________________________

(1)	The Company did not have any derivatives not designated in hedging relationships during the years ended December 31, 2019 and 2018.

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
Notes to Consolidated Financial Statements (Continued)

Note 14—Equity

Preferred Stock—In December 2019, the Company issued an aggregate 16.5 million shares of its common stock upon conversion its outstanding Series J Preferred Stock at a conversion rate of 4.125 shares of common stock per each share of Series J Preferred Stock. The total carrying value of the Series J Preferred Stock prior to redemption was $193.5 million, net of discounts and fees, and was recorded in "Additional paid-in-capital" and "Convertible Preferred Stock Series J, liquidation preference $50.00 per share" on the Company's consolidated balance sheet as of December 31, 2018.

The Company had the following series of Cumulative Redeemable and Convertible Perpetual Preferred Stock outstanding as of December 31, 2019 and 2018:

			Cumulative Preferential Cash Dividends(1)(2)			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)(4)	Rate per Annum	Annual Dividend Rate (per share)	December 31, 2019	December 31, 2018
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785	120,785
J (convertible)(4)	4,000	0.001	50.00	4.50%	2.25	—	193,510
Total	16,200					$282,490	$476,000
_______________________________________________________________________________

(1)
Holders of shares of the Series D, G and I preferred stock are entitled to receive dividends, when and as declared by the Company's Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Company's Board of Directors for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.

(2)
The Company declared and paid dividends of $8.0 million, $6.1 million and $9.4 million on its Series D, G and I Cumulative Redeemable Preferred Stock during the years ended December 31, 2019 and 2018, respectively. The Company declared and paid dividends of $9.0 million and $9.0 million on its Series J Convertible Perpetual Preferred Stock during the years ended December 31, 2019 and 2018, respectively. The character of the 2019 dividends was 100% capital gain distribution, of which 34.01% represented unrecaptured section 1250 gain. The character of the 2018 dividends was 100% capital gain distribution, of which 26.02% represented unrecaptured section 1250 gain and 73.98% long term capital gain. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

(4)	The Company redeemed all of its Series J Preferred Stock in December 2019.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2018, the Company had $567.7 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2031 and will fully expire in 2036 if unused. The amount of NOL carryforwards as of December 31, 2019 will be determined upon finalization of the Company's 2019 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan and the Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared and paid common stock dividends of $25.3 million, or $0.39 per share, for the year ended December 31, 2019 and $12.3 million, or $0.18 per share, for the year ended December 31, 2018. The character of the 2019 dividends was 100% capital gain distribution, of which 34.01% represented unrecaptured section 1250 gain. The character of the 2018 dividends was 100% capital gain distribution, of which 26.02% represented unrecaptured section 1250 gain and 73.98% long term capital gain.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the year ended December 31, 2019, the Company repurchased 7.3 million shares of its outstanding common stock for $74.6 million, for an average cost of $10.16 per share. During the three months ended March 31, 2018, the Company repurchased 0.8 million shares of its outstanding common stock for $8.3 million, for an average cost of $10.22 per share. The Company did not repurchase any shares of its common stock during the nine months ended December 31, 2018 or the year ended December 31, 2017 under stock repurchase programs. As of December 31, 2019, the Company had authorization to repurchase up to $34.2 million of common stock.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of December 31,
	2019	2018
Unrealized gains on available-for-sale securities	$2,756	$475
Unrealized losses on cash flow hedges	(37,264)	(13,546)
Unrealized losses on cumulative translation adjustment	(4,199)	(4,199)
Accumulated other comprehensive loss	$(38,707)	$(17,270)

Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $30.4 million, $17.6 million and $18.8 million, respectively, during the years ended December 31, 2019, 2018 and 2017 in "General and administrative" in the Company's consolidated statements of operations. As of December 31, 2019, there was $2.7 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.35 years.
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

2019-2020 iPIP Plan—The Company's 2019-2020 iPIP plan is an equity-classified award which is measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" in the Company's consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2020 iPIP plan will be held by a consolidated subsidiary of the Company that has two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the year ended December 31, 2019, the Company recorded $2.9 million of expense related to the 2019-2020 iPIP plan. Distributions on the class B units will be 50% in cash and 50% in shares of the Company's common stock or in shares of SAFE's common stock owned by the Company.
2013-2018 iPIP Plans—The remainder of the Company's iPIP plans, as shown in the table below, are liability-classified awards and are remeasured each reporting period at fair value until the awards are settled. Certain employees will be granted awards that entitle employees to receive the residual cash flows from the investments in the plans after the Company has received a specified return on its invested capital and a return of its invested capital. Awards are also subject to reductions under a TSR adjustment. The fair value of awards is determined using a model that forecasts the Company's projected investment performance. Settlement of the awards will be 50% in cash and 50% in shares of the Company's common stock or in shares of SAFE's common stock owned by the Company.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the year ended December 31, 2019.

	iPIP Investment Pool
	2013-2014	2015-2016	2017-2018
Points at beginning of period	85.77	79.41	82.43
Granted	—	—	—
Forfeited	(4.60)	(6.13)	(5.16)
Points at end of period	81.17	73.28	77.27

During the year ended December 31, 2019, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $9.4 million as compensation, comprised of cash and 356,065 shares of the Company's common stock with a fair value of $13.11 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 192,829 shares of the Company's common stock were issued.
During the year ended December 31, 2019, the Company made distributions to participants in the 2013-2014 investment pool. The iPIP participants received total distributions in the amount of $7.4 million as compensation, comprised of cash and 389,545 shares of the Company's common stock with a fair value of $9.21 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 209,118 shares of the Company's common stock were issued.
As of December 31, 2019 and 2018, the Company had accrued compensation costs relating to iPIP of $41.9 million and $37.5 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
Long-Term Incentive Plan—The Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the 2009 LTIP are made at the discretion of the Company's Board of Directors or a committee of the Board of Directors. The Company's shareholders approved the 2009 LTIP in 2009 and approved the performance-based provisions of the 2009 LTIP, as amended, in 2014. In May 2019, the Company's shareholders approved an increase in the number of shares available for issuance under the 2009 LTIP from a maximum of 8.0 million to 8.9 million and extended the expiration date of the 2009 LTIP from May 2019 to May 2029.
As of December 31, 2019, an aggregate of 2.8 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Stock Units—Changes in non-vested restricted stock units ("Units") during the year ended December 31, 2019 were as follows (number of shares and $ in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of December 31, 2018	357	$10.68	$3,277
Granted	485	$8.84
Vested	(153)	$11.12
Forfeited	(91)	$9.99
Non-vested as of December 31, 2019	598	$9.18	$8,688

The total fair value of Units vested during the years ended December 31, 2019, 2018 and 2017 was $1.8 million, $1.4 million and $0.9 million, respectively. The weighted-average grant date fair value per share of Units granted during the years ended December 31, 2019, 2018 and 2017 was $8.84, $10.16 and $12.09, respectively.
Directors' Awards—Non-employee directors are awarded CSEs or restricted share awards at the time of the annual shareholders' meeting in consideration for their services on the Company's Board of Directors. During the year ended December 31, 2019, the Company awarded to non-employee Directors 65,936 restricted shares of common stock at a fair value per share of $8.74

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

at the time of grant. These restricted shares have a vesting term of one year. The Company also issued a total of 6,254 CSEs at a fair value of $10.90 in respect of dividend equivalents on outstanding CSEs during the year ended December 31, 2019. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the CSEs and restricted shares of common stock vest and are settled. As of December 31, 2019, a combined total of 244,360 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.5 million.

401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company's Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the participant's contributions, up to a maximum of 10% of the participants' compensation. The Company made gross contributions of $0.9 million, $1.1 million and $1.1 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

Note 16—Earnings Per Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities, if applicable, to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2019	2018	2017
Income (loss) from continuing operations	$334,325	$(18,326)	$51,851
Net income attributable to noncontrolling interests	(10,283)	(13,936)	(4,526)
Preferred dividends	(32,495)	(32,495)	(48,444)
Premium above book value on redemption of preferred stock	—	—	(16,314)
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders for basic earnings per common share	$291,547	$(64,757)	$(17,433)
Add: Effect of Series J convertible perpetual preferred stock	9,000	—	—
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders for diluted earnings per common share	$300,547	$(64,757)	$(17,433)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2019	2018	2017
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$291,547	$(64,757)	$(17,433)
Income from discontinued operations	—	—	4,939
Gain from discontinued operations	—	—	123,418
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$291,547	$(64,757)	$110,924

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$300,547	$(64,757)	$(17,433)
Income from discontinued operations	—	—	4,939
Gain from discontinued operations	—	—	123,418
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$300,547	$(64,757)	$110,924

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	64,696	67,958	71,021
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	146	—	—
Add: Effect of series J convertible perpetual preferred stock	15,824	—	—
Weighted average common shares outstanding for diluted earnings per common share	80,666	67,958	71,021

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$4.51	$(0.95)	$(0.25)
Income from discontinued operations	—	—	0.07
Gain from discontinued operations	—	—	1.74
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$4.51	$(0.95)	$1.56

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Inc. and allocable to common shareholders	$3.73	$(0.95)	$(0.25)
Income from discontinued operations	—	—	0.07
Gain from discontinued operations	—	—	1.74
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$3.73	$(0.95)	$1.56

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2019, 2018 and 2017, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1)(2)(3):

	For the Years Ended December 31,
	2019	2018	2017
Joint venture shares	—	—	255
Series J convertible perpetual preferred stock	—	15,704	15,635

_______________________________________________________________________________

(1)	For the year ended December 31, 2017, the effect of 6 and 17 unvested time and market-based Units, respectively, were anti-dilutive due to the Company having a net loss for the period.

(2)	For the year ended December 31, 2018, the effect of the Company's unvested Units, CSEs and restricted stock awards were anti-dilutive due to the Company having a net loss for the period.

(3)
The Company will settle conversions of the 3.125% Convertible Notes by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the years ended December 31, 2019, 2018, and 2017, and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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
Notes to Consolidated Financial Statements (Continued)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2019
Recurring basis:
Derivative assets(1)	$114	$—	$114	$—
Derivative liabilities(1)	8,680	—	8,680	—
Available-for-sale securities(1)	23,896	—	—	23,896
Non-recurring basis:
Impaired land and development(2)	40,000	—	—	40,000
As of December 31, 2018
Recurring basis:
Derivative assets(1)	$3,669	$—	$3,669	$—
Derivative liabilities(1)	10,244	—	10,244	—
Available-for-sale securities(1)	$21,661	$—	$—	$21,661
Non-recurring basis:
Impaired real estate(3)	29,400	—	—	29,400
Impaired real estate available and held for sale(4)	19,300	—	—	19,300
Impaired land and development(5)	78,400	—	—	78,400
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

(2)
The Company recorded aggregate impairments of $5.3 million on two land and development assets with an estimated aggregate fair value of $40.0 million. The estimated fair values are based on expected sales proceeds.

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
Notes to Consolidated Financial Statements (Continued)

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the years ended December 31, 2019 and 2018 ($ in thousands):

	2019	2018
Beginning balance	$21,661	$22,842
Repayments	(45)	(46)
Unrealized gains (losses) recorded in other comprehensive income	2,280	(1,135)
Ending balance	$23,896	$21,661

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $0.9 billion and $3.6 billion, respectively, as of December 31, 2019 and $1.0 billion and $3.5 billion, respectively, as of December 31, 2018. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, net investment in leases, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
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
Loans receivable and other lending investments and net investment in leases—The Company estimates the fair value of its performing loans and other lending investments and net investment in leases using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates or rental rates that would be offered for loans or tenants with similar characteristics and credit quality. The Company determined that the significant inputs used to value its loans and other lending investments and net investment in leases fall within Level 3 of the fair value hierarchy. For certain lending investments, the Company uses market quotes, to the extent they are available, that fall within Level 2 of the fair value hierarchy or broker quotes that fall within Level 3 of the fair value hierarchy.
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
Notes to Consolidated Financial Statements (Continued)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Year Ended December 31, 2019
Operating lease income	$—	$177,679	$28,423	$286	$—	$206,388
Interest income	75,636	2,018	—	—	—	77,654
Interest income from sales-type leases	—	20,496	—	—	—	20,496
Other income	4,946	16,718	17,384	7,838	8,477	55,363
Land development revenue	—	—	—	119,595	—	119,595
Earnings (losses) from equity method investments	—	29,235	8,298	4,322	(6)	41,849
Selling profit from sales-type leases	—	180,416	—	—	—	180,416
Income from sales of real estate	—	224,654	11,969	—	—	236,623
Total revenue and other earnings	80,582	651,216	66,074	132,041	8,471	938,384
Real estate expense	—	(24,786)	(35,322)	(32,318)	—	(92,426)
Land development cost of sales	—	—	—	(109,663)	—	(109,663)
Other expense	(462)	—	—	—	(12,658)	(13,120)
Allocated interest expense	(29,587)	(95,154)	(10,249)	(20,706)	(28,223)	(183,919)
Allocated general and administrative(2)	(8,254)	(25,990)	(2,887)	(11,957)	(19,085)	(68,173)
Segment profit (loss)(3)	$42,279	$505,286	$17,616	$(42,603)	$(51,495)	$471,083
Other significant items:
Provision for loan losses	$6,482	$—	$—	$—	$—	$6,482
Impairment of assets	—	2,471	3,853	6,427	668	13,419
Depreciation and amortization	—	51,091	4,977	977	1,214	58,259
Capitalized expenditures	—	31,445	5,617	99,031	—	136,093

Year Ended December 31, 2018
Operating lease income	$—	$151,958	$55,677	$557	$—	$208,192
Interest income	97,878	—	—	—	—	97,878
Other income	4,556	4,286	54,361	7,320	11,819	82,342
Land development revenue	—	—	—	409,710	—	409,710
Earnings (losses) from equity method investments	—	8,479	(1,003)	(3,110)	(9,373)	(5,007)
Gain from consolidation of equity method investment	—	67,877	—	—	—	67,877
Income from sales of real estate	—	45,038	80,966	—	—	126,004
Total revenue and other earnings	102,434	277,638	190,001	414,477	2,446	986,996
Real estate expense	—	(17,033)	(80,570)	(41,686)	—	(139,289)
Land development cost of sales	—	—	—	(350,181)	—	(350,181)
Other expense	(1,578)	—	—	—	(4,462)	(6,040)
Allocated interest expense	(40,653)	(63,706)	(18,618)	(21,897)	(38,877)	(183,751)
Allocated general and administrative(2)	(12,997)	(20,713)	(6,574)	(14,313)	(19,975)	(74,572)
Segment profit (loss) (3)	$47,206	$176,186	$84,239	$(13,600)	$(60,868)	$233,163
Other significant non-cash items:
Provision for loan losses	$16,937	$—	$—	$—	$—	$16,937
Impairment of assets	—	10,391	79,991	56,726	—	147,108
Depreciation and amortization	—	38,588	17,417	1,353	1,341	58,699
Capitalized expenditures	—	40,215	19,912	144,595	—	204,722

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

Year Ended December 31, 2017
Operating lease income	$—	$123,685	$63,159	$840	$—	$187,684
Interest income	106,548	—	—	—	—	106,548
Other income	2,633	2,603	49,641	126,259	6,955	188,091
Land development revenue	—	—	—	196,879	—	196,879
Earnings (losses) from equity method investments	—	5,086	(772)	7,292	1,409	13,015
Income from discontinued operations	—	4,939	—	—	—	4,939
Gain from discontinued operations	—	123,418	—	—	—	123,418
Income from sales of real estate	—	87,512	4,537	—	—	92,049
Total revenue and other earnings	109,181	347,243	116,565	331,270	8,364	912,623
Real estate expense	—	(16,742)	(89,725)	(41,150)	—	(147,617)
Land development cost of sales	—	—	—	(180,916)	—	(180,916)
Other expense	(1,413)	—	—	—	(19,541)	(20,954)
Allocated interest expense	(40,359)	(53,710)	(20,171)	(28,033)	(52,413)	(194,686)
Allocated general and administrative(2)	(15,223)	(19,563)	(8,075)	(16,483)	(20,726)	(80,070)
Segment profit (loss) (3)	$52,186	$257,228	$(1,406)	$64,688	$(84,316)	$288,380
Other significant non-cash items:
Recovery of loan losses	$(5,828)	$—	$—	$—	$—	$(5,828)
Impairment of assets	—	5,486	6,358	20,535	—	32,379
Depreciation and amortization	—	28,132	17,684	1,896	1,321	49,033
Capitalized expenditures	—	4,838	35,754	125,744	—	166,336

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Real Estate Finance	Net Lease	Operating Properties	Land and Development	Corporate/Other(1)	Company Total

As of December 31, 2019
Real estate
Real estate, net	$—	$1,327,082	$200,137	$—	$—	$1,527,219
Real estate available and held for sale	—	—	8,650	—	—	8,650
Total real estate	—	1,327,082	208,787	—	—	1,535,869
Net investment in leases	—	418,915	—	—	—	418,915
Land and development, net	—	—	—	580,545	—	580,545
Loans receivable and other lending investments, net	783,522	44,339	—	—	—	827,861
Other investments	—	760,068	61,686	42,866	43,255	907,875
Total portfolio assets	$783,522	$2,550,404	$270,473	$623,411	$43,255	4,271,065
Cash and other assets						814,044
Total assets						$5,085,109

As of December 31, 2018
Real estate
Real estate, net	$—	$1,536,494	$234,525	$—	$—	$1,771,019
Real estate available and held for sale	—	1,055	21,496	—	—	22,551
Total real estate	—	1,537,549	256,021	—	—	1,793,570
Land and development, net	—	—	—	598,218	—	598,218
Loans receivable and other lending investments, net	988,224	—	—	—	—	988,224
Other investments	—	165,804	65,643	65,312	7,516	304,275
Total portfolio assets	$988,224	$1,703,353	$321,664	$663,530	$7,516	3,684,287
Cash and other assets						1,329,990
Total assets						$5,014,277
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

(2)	General and administrative excludes stock-based compensation expense of $30.4 million, $17.6 million and $18.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Segment profit	$471,083	$233,163	$288,380
Add/Less: (Provision for) recovery of loan losses	(6,482)	(16,937)	5,828
Less: Impairment of assets	(13,419)	(147,108)	(32,379)
Less: Depreciation and amortization	(58,259)	(58,699)	(49,033)
Less: Stock-based compensation expense	(30,436)	(17,563)	(18,812)
Less: Income tax (expense) benefit	(438)	(815)	948
Less: Loss on early extinguishment of debt, net	(27,724)	(10,367)	(14,724)
Net income (loss)	$334,325	$(18,326)	$180,208

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 19—Quarterly Financial Information (Unaudited)
The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2019:
Revenue	$128,888	$145,338	$98,468	$106,802
Net income (loss)	$(36,022)	$3,626	$373,691	$(6,970)
Net income (loss) attributable to iStar Inc.	$(38,137)	$781	$370,839	$(9,441)
Earnings per common share data(1):
Net income (loss) attributable to common shareholders
Basic	$(46,260)	$(7,343)	$362,715	$(17,565)
Diluted	$(46,260)	$(7,343)	$364,965	$(17,565)
Earnings per share
Basic	$(0.71)	$(0.12)	$5.67	$(0.26)
Diluted	$(0.71)	$(0.12)	$4.55	$(0.26)
Weighted average number of common shares
Basic	64,910	62,168	64,019	67,747
Diluted	64,910	62,168	80,259	67,747

2018:
Revenue	$140,165	$122,141	$171,571	$364,245
Net income (loss)	$(105,028)	$(8,832)	$60,506	$35,028
Net income (loss) attributable to iStar Inc.	$(107,332)	$(10,860)	$50,997	$34,933
Earnings per common share data(1):
Net income (loss) attributable to common shareholders
Basic	$(115,455)	$(18,984)	$42,873	$26,809
Diluted	$(115,455)	$(18,984)	$45,123	$29,059
Earnings per share
Basic	$(1.70)	$(0.28)	$0.63	$0.39
Diluted	$(1.70)	$(0.28)	$0.54	$0.35
Weighted average number of common shares
Basic	68,012	67,975	67,932	67,913
Diluted	68,012	67,975	83,694	83,670
_______________________________________________________________________________
(1) Basic and diluted EPS are computed independently based on the weighted-average shares of common stock and stock equivalents outstanding for each period. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

iStar Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
($ in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2017
Reserve for loan losses(1)(2)	$85,545	$(5,828)	$—	$(1,228)	$78,489
Allowance for doubtful accounts(2)	2,588	473	—	(451)	2,610
Allowance for deferred tax assets(2)	66,498	7,108	(9,318)	(1,030)	63,258
	$154,631	$1,753	$(9,318)	$(2,709)	$144,357
For the Year Ended December 31, 2018
Reserve for loan losses(1)(2)	$78,489	$16,937	$—	$(42,031)	$53,395
Allowance for doubtful accounts(2)	2,610	1,300	—	(639)	3,271
Allowance for deferred tax assets(2)	63,258	14,849	—	—	78,107
	$144,357	$33,086	$—	$(42,670)	$134,773
For the Year Ended December 31, 2019
Reserve for loan losses(1)(2)	$53,395	$6,482	$—	$(31,243)	$28,634
Allowance for doubtful accounts(2)	3,271	(696)	—	(633)	1,942
Allowance for deferred tax assets(2)	78,107	1,538	—	—	79,645
	$134,773	$7,324	$—	$(31,876)	$110,221
_____________________________________________________________

(1)	Refer to Note 7 to the Company's consolidated financial statements.

(2)	Refer to Note 3 to the Company's consolidated financial statements.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2019
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Tempe, Arizona	OFF001	$—	(1)	$1,033	$6,652	$2,942	$1,033	$9,594	$10,627	$4,959	1999	40.0
Tempe, Arizona	OFF002	—	(1)	1,033	6,652	491	1,033	7,143	8,176	3,521	1999	40.0
Tempe, Arizona	OFF003	—	(1)	1,033	6,652	556	1,033	7,208	8,241	3,524	1999	40.0
Tempe, Arizona	OFF004	—	(1)	701	4,339	2,171	701	6,510	7,211	2,551	1999	40.0
Alameda, California	OFF005	26,726		9,702	29,831	1,152	9,702	30,983	40,685	1,437	2018	40.0
Ft. Collins, Colorado	OFF006	—		—	16,752	(11,239)	—	5,513	5,513	237	2002	40.0
Lisle, Illinois	OFF007	22,527		7,681	30,230	—	7,681	30,230	37,911	1,446	2018	40.0
Cockeysville, Maryland	OFF008	115,000		19,529	148,286	(324)	19,529	147,962	167,491	4,563	2018	40.0
Chelmsford, Massachusetts	OFF009	7,096	(1)	1,600	21,947	285	1,600	22,232	23,832	9,982	2002	40.0
Jersey City, New Jersey	OFF010	63,500		—	99,296	—	—	99,296	99,296	2,097	2019	40.0
Mt. Laurel, New Jersey	OFF011	47,901	(1)	7,726	74,429	10	7,724	74,441	82,165	31,757	2002	40.0
Riverview, New Jersey	OFF012	7,755	(1)	1,008	13,763	206	1,008	13,969	14,977	5,492	2004	40.0
Riverview, New Jersey	OFF013	18,471	(1)	2,456	28,955	814	2,456	29,769	32,225	11,753	2004	40.0
North Hills, New York	OFF014	70,312		19,631	104,527	—	19,631	104,527	124,158	4,104	2018	40.0
Austin, Texas	OFF015	91,000		—	88,136	15,681	—	103,817	103,817	921	2019	40.0
Irving, Texas	OFF016	—	(1)	1,364	10,628	5,780	2,373	15,399	17,772	8,414	1999	40.0
Oakton, Virginia	OFF017	54,813		14,242	68,610	—	14,242	68,610	82,852	3,105	2018	40.0
Subtotal		$525,101		$88,739	$759,685	$18,525	$89,746	$777,203	$866,949	$99,863
INDUSTRIAL FACILITIES:
Montague, Michigan	IND001	—	(1)	598	9,814	—	598	9,814	10,412	4,213	2007	40.0
Little Falls, Minnesota	IND002	—	(1)	6,705	17,690	—	6,225	18,170	24,395	6,774	2005	40.0
Jackson, Ohio	IND003	39,662		1,990	56,329	16,995	1,990	73,324	75,314	2,544	2018	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2019
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
El Reno, Oklahoma	IND004	8,226		401	7,644	—	401	7,644	8,045	614		2018	40.0
Fort Worth, Texas	IND005	8,226		2,341	17,142	—	2,341	17,142	19,483	805		2018	40.0
Chippewa Falls, Wisconsin	IND006	29,961		2,845	55,805	—	2,845	55,805	58,650	2,637		2018	40.0
Subtotal		$86,075		$14,880	$164,424	$16,995	$14,400	$181,899	$196,299	$17,587
LAND:
Scottsdale, Arizona	LAN001	—		1,400	—	800	2,200	—	2,200	—		2011	0
Scottsdale, Arizona	LAN002	—		34,492	—	—	34,492	—	34,492	—		2019	0
Whittmann, Arizona	LAN003	—	(1)	96,700	—	—	96,700	—	96,700	—		2010	0
Mammoth Lakes, California	LAN004	—		28,464	2,836	(20,742)	7,722	2,836	10,558	2,836		2010	0
San Jose, California	LAN005	—		8,921	—	—	8,921	—	8,921	—		2017	0
Santa Clarita Valley, California	LAN006	—		59,100	—	(24,100)	35,000	—	35,000	—		2010	0
Fort Myers, Florida	LAN007	—		5,883	—	(2,816)	3,067	—	3,067	—		2014	0
Indiantown, Florida	LAN008	—		8,100	—	—	8,100	—	8,100	—		2009	0
Naples, Florida	LAN009	—		26,600	—	(142)	26,458	—	26,458	4		2010	0
Chicago, Illinois	LAN010	—		31,500	—	—	31,500	—	31,500	—		2016	0
Asbury Park, New Jersey	LAN011	—		43,300	—	31,622	74,922	—	74,922	1,050	(3)	2009	0
Asbury Park, New Jersey	LAN012	—		3,992	—	148,681	152,673	—	152,673	—		2009	0
Asbury Park, New Jersey	LAN013	—		111	5,954	1,980	111	7,934	8,045	—		2009	0
Brooklyn, New York	LAN014	—		58,900	—	(19,874)	39,026	—	39,026	—		2011	0
Long Beach, New York	LAN015	—		52,461	—	(22,461)	30,000	—	30,000	—		2009	0
Wawarsing, New York	LAN016	—		4,600	—	—	4,600	—	4,600	—		2018	0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2019
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Chesterfield County, Virginia	LAN017	—		72,138	—	45,873	118,011	—	118,011	5,141	(3)	2009	0
Ranson, West Virginia	LAN018	—		9,083	—	(4,083)	5,000	—	5,000	—		2016	0
Subtotal		$—		$545,745	$8,790	$134,738	$678,503	$10,770	$689,273	$9,031
ENTERTAINMENT:
Birmingham, Alabama	ENT001	1,668		1,939	1,840	—	1,939	1,840	3,779	173		2018	40.0
Avondale, Arizona	ENT002	1,332		389	2,074	1	389	2,075	2,464	117		2018	40.0
Glendale, Arizona	ENT003	2,350		1,750	2,118	—	1,750	2,118	3,868	188		2018	40.0
Gilbert, Arizona	ENT004	4,948		1,969	3,552	—	1,969	3,552	5,521	247		2018	40.0
Mesa, Arizona	ENT005	1,492		970	1,710	—	970	1,710	2,680	114		2018	40.0
Scottsdale, Arizona	ENT006	1,746		1,205	1,933	—	1,205	1,933	3,138	122		2018	40.0
Tucson, Arizona	ENT007	976		456	877	1	456	878	1,334	68		2018	40.0
Chula Vista, California	ENT008	2,630		2,032	4,869	—	2,032	4,869	6,901	332		2018	40.0
Fontana, California	ENT009	1,626		1,097	1,882	1	1,097	1,883	2,980	147		2018	40.0
Moreno Valley, California	ENT010	1,549		990	1,910	—	990	1,910	2,900	137		2018	40.0
Murrieta, California	ENT011	2,838		1,649	3,803	—	1,649	3,803	5,452	259		2018	40.0
Norco, California	ENT012	2,649		1,503	3,608	—	1,503	3,608	5,111	237		2018	40.0
Palmdale, California	ENT013	1,136		777	1,963	—	777	1,963	2,740	158		2018	40.0
San Diego, California	ENT014	—	(1)	—	18,000	—	—	18,000	18,000	6,880		2003	40.0
Thousand Oaks, California	ENT015	—	(1)	—	1,953	25,772	—	27,725	27,725	7,507		2008	40.0
Upland, California	ENT016	1,626		1,167	1,930	—	1,167	1,930	3,097	141		2018	40.0
Brampton, ONT, Canada	ENT017	2,137		1,231	2,491	—	1,231	2,491	3,722	176		2018	40.0
Aurora, Colorado	ENT018	1,645		1,057	1,719	—	1,057	1,719	2,776	133		2018	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2019
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Colorado Springs, Colorado	ENT019	1,120		497	820	—	497	820	1,317	72	2018	40.0
Lakewood, Colorado	ENT020	1,559		713	2,206	—	713	2,206	2,919	112	2018	40.0
Lone Tree, Colorado	ENT021	5,625		2,880	5,586	—	2,880	5,586	8,466	345	2018	40.0
Westminster, Colorado	ENT022	1,650		1,018	1,886	—	1,018	1,886	2,904	134	2018	40.0
Wheat Ridge, Colorado	ENT023	1,070		669	1,671	—	669	1,671	2,340	119	2018	40.0
Apopka, Florida	ENT024	1,174		757	1,347	—	757	1,347	2,104	103	2018	40.0
Boca Raton, Florida	ENT025	—	(1)	—	41,809	—	—	41,809	41,809	22,913	2005	27.0
Boynton Beach, Florida	ENT026	—	(1)	6,550	—	17,118	6,533	17,135	23,668	5,424	2006	40.0
Margate, Florida	ENT027	1,259		513	493	—	513	493	1,006	31	2018	40.0
Melbourne, Florida	ENT028	1,326		843	1,537	—	843	1,537	2,380	119	2018	40.0
St. Petersburg, Florida	ENT029	—	(1)	4,200	18,272	—	4,200	18,272	22,472	6,783	2005	40.0
W. Palm Beach, Florida	ENT030	—	(1)	—	19,337	—	—	19,337	19,337	7,176	2005	40.0
Augusta, Georgia	ENT031	1,942		1,383	3,776	—	1,383	3,776	5,159	227	2018	40.0
Kennesaw, Georgia	ENT032	4,621		2,098	5,113	(1)	2,098	5,112	7,210	300	2018	40.0
Lawrenceville, Georgia	ENT033	1,455		911	1,285	—	911	1,285	2,196	95	2018	40.0
Marietta, Georgia	ENT034	2,105		1,180	1,436	—	1,180	1,436	2,616	102	2018	40.0
Marietta, Georgia	ENT035	1,252		715	760	—	715	760	1,475	66	2018	40.0
Norcross, Georgia	ENT036	2,352		1,110	380	—	1,110	380	1,490	60	2018	40.0
Roswell, Georgia	ENT037	2,084		893	311	1	893	312	1,205	32	2018	40.0
Algonquin, Illinois	ENT038	3,081		1,312	4,041	—	1,312	4,041	5,353	314	2018	40.0
Buffalo Grove, Illinois	ENT039	1,676		861	3,945	—	861	3,945	4,806	238	2018	40.0
Chicago, Illinois	ENT040	—	(1)	8,803	57	30,479	8,803	30,536	39,339	9,403	2006	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2019
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Glendale Heights, Illinois	ENT041	1,082		455	819	1	455	820	1,275	47	2018	40.0
Lake Zurich, Illinois	ENT042	1,199		924	238	1	924	239	1,163	97	2018	40.0
Mount Prospect, Illinois	ENT043	1,225		704	956	(1)	704	955	1,659	66	2018	40.0
Romeoville, Illinois	ENT044	2,950		2,254	3,251	—	2,254	3,251	5,505	289	2018	40.0
Roselle, Illinois	ENT045	1,091		730	682	—	730	682	1,412	72	2018	40.0
River Grove, Illinois	ENT046	1,772		1,754	3,289	(1)	1,754	3,288	5,042	238	2018	40.0
Vernon Hills, Illinois	ENT047	978		600	666	—	600	666	1,266	64	2018	40.0
Waukegan, Illinois	ENT048	622		342	670	—	342	670	1,012	50	2018	40.0
Woodridge, Illinois	ENT049	1,169		829	1,597	(1)	829	1,596	2,425	120	2018	40.0
Columbia, Maryland	ENT050	1,704		1,762	1,300	—	1,762	1,300	3,062	124	2018	40.0
Ellicott City, Maryland	ENT051	1,325		889	1,632	1	889	1,633	2,522	96	2018	40.0
Blaine, Minnesota	ENT052	2,619		1,801	2,814	(1)	1,801	2,813	4,614	250	2018	40.0
Brooklyn Park, Minnesota	ENT053	2,612		1,455	2,036	—	1,455	2,036	3,491	180	2018	40.0
Burnsville, Minnesota	ENT054	—	(1)	2,962	—	17,164	2,962	17,164	20,126	6,265	2006	40.0
Eden Prairie, Minnesota	ENT055	2,668		1,496	2,117	(1)	1,496	2,116	3,612	166	2018	40.0
Lakeville, Minnesota	ENT056	2,670		1,910	3,373	—	1,910	3,373	5,283	230	2018	40.0
Rochester, Minnesota	ENT057	—	(1)	2,437	8,715	2,098	2,437	10,813	13,250	4,410	2006	40.0
St. Peters, Missouri	ENT058	2,904		1,936	3,381	—	1,936	3,381	5,317	227	2018	40.0
Valley Park, Missouri	ENT059	1,366		803	1,408	—	803	1,408	2,211	92	2018	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2019
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Asbury Park, New Jersey	ENT060	—		750	10,670	678	750	11,348	12,098	516	2017	40.0
Fairlawn, New Jersey	ENT061	1,589		1,141	2,094	—	1,141	2,094	3,235	123	2018	40.0
Turnersville, New Jersey	ENT062	1,457		1,354	1,314	—	1,354	1,314	2,668	151	2018	40.0
Brooklyn, New York	ENT063	—		3,277	—	501	587	3,191	3,778	84	2013	40.0
N. Ridgeville, Ohio	ENT064	949		290	1,057	—	290	1,057	1,347	47	2018	40.0
Belle Vernon, Pennsylvania	ENT065	825		410	759	—	410	759	1,169	68	2018	40.0
Denton, Texas	ENT066	1,169		712	763	—	712	763	1,475	58	2018	40.0
Ft. Worth, Texas	ENT067	955		379	266	—	379	266	645	29	2018	40.0
Watauga, Texas	ENT068	2,125		1,073	2,274	—	1,073	2,274	3,347	144	2018	40.0
Lynnwood, Washington	ENT069	2,134		1,608	4,010	—	1,608	4,010	5,618	269	2018	40.0
Quincy, Washington	ENT070	—	(1)	1,500	6,500	—	1,500	6,500	8,000	3,058	2003	40.0
Subtotal		$108,858		$96,624	$242,951	$93,811	$93,917	$339,469	$433,386	$88,934
RETAIL:
Scottsdale, Arizona	RET001	—		2,657	2,666	248	2,657	2,914	5,571	673	2011	40.0
Colorado Springs, Colorado	RET002	—	(1)	2,631	279	5,195	2,607	5,498	8,105	1,721	2006	40.0
St. Augustine, Florida	RET003	—	(1)	3,950	—	10,285	3,908	10,327	14,235	3,413	2005	40.0
Honolulu, Hawaii	RET004	—		3,393	21,155	(7,507)	3,393	13,648	17,041	4,207	2009	40.0
Chicago, Illinois	RET005	—		—	336	1,775	—	2,111	2,111	1,261	2010	40.0
Albuquerque, New Mexico	RET006	—	(1)	1,733	—	8,728	1,705	8,756	10,461	3,017	2005	40.0
Hamburg, New York	RET007	—	(1)	731	6,073	699	711	6,792	7,503	2,666	2005	40.0
Anthony, Texas	RET008	—	(1)	3,538	4,215	(187)	3,514	4,052	7,566	1,393	2005	40.0
Draper, Utah	RET009	—	(1)	3,502	—	5,975	3,502	5,975	9,477	1,956	2005	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2019
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total		Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Subtotal		$—	$22,135	$34,724	$25,211	$21,997	$60,073	$82,070		$20,307
HOTEL:
Honolulu, Hawaii	HOT001	—	17,996	17,996	(31,160)	3,419	1,413	4,832		4,531		2009	40.0
Asbury Park, New Jersey	HOT002	—	297	18,299	3,850	297	22,149	22,446		614		2019	40.0
Asbury Park, New Jersey	HOT003	—	120	6,548	—	120	6,548	6,668		82		2019	40.0
Asbury Park, New Jersey	HOT004	—	3,815	40,194	3,632	3,815	43,826	47,641		6,472		2016	40.0
Subtotal		$—	$22,228	$83,037	$(23,678)	$7,651	$73,936	$81,587		$11,699
APARTMENT/RESIDENTIAL:
Mammoth, California	APA001	—	10,078	40,312	(50,009)	76	305	381		—		2007	0
Atlanta, Georgia	APA002	—	2,963	11,850	(7,200)	1,523	6,090	7,613		—		2010	0
Jersey City, New Jersey	APA003	—	36,405	64,719	(100,769)	127	228	355		—		2009	0
Subtotal		$—	$49,446	$116,881	$(157,978)	$1,726	$6,623	$8,349		$—
MIXED USE:
Riverside, California	MXU001	—	5,869	629	2	5,869	631	6,500		577		2010	40.0
Subtotal		$—	$5,869	$629	$2	$5,869	$631	$6,500		$577
Total		$720,034	$845,666	$1,411,121	$107,626	$913,809	$1,450,604	$2,364,413	(4)	$247,998	(5)
_______________________________________________________________________________

(1)	Consists of properties pledged as collateral under the Company's secured credit facilities with a carrying value of $546.6 million.

(2)	Includes impairments and unit sales.

(3)	These properties have land improvements which have depreciable lives of 15 to 20 years.

(4)	The aggregate cost for Federal income tax purposes was approximately $2.70 billion at December 31, 2019.

(5)	Includes $9.6 million and $4.5 million relating to accumulated depreciation for land and development assets and real estate assets held for sale, respectively, as of December 31, 2019.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2019
($ in thousands)

The following table reconciles real estate from January 1, 2017 to December 31, 2019:

	2019	2018	2017
Balance at January 1	$2,710,512	$2,577,195	$2,997,351
Improvements and additions	134,035	203,124	167,676
Acquisitions through foreclosure	—	4,600	—
Other acquisitions	231,436	762,207	5,164
Dispositions	(464,648)	(656,900)	(561,431)
Other(1)	(236,545)	—	—
Impairments	(10,377)	(179,714)	(31,565)
Balance at December 31	$2,364,413	$2,710,512	$2,577,195
_______________________________________________________________________________

(1)	Refer to Note 5.

The following table reconciles accumulated depreciation from January 1, 2017 to December 31, 2019:

	2019	2018	2017
Balance at January 1	$(318,724)	$(366,265)	$(426,982)
Additions	(45,615)	(48,376)	(44,270)
Other(1)	44,200	—	—
Dispositions	72,141	95,917	104,987
Balance at December 31	$(247,998)	$(318,724)	$(366,265)
_______________________________________________________________________________

(1)	Refer to Note 5.

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2019
($ in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(2)(3)
Senior Mortgages:
Borrower A	Mixed Use/Mixed Collateral	LIBOR + 4.50%	LIBOR + 4.50%	July 2020	IO	$—	$97,366	$97,443
Borrower B	Land	LIBOR + 6.0%	LIBOR + 6.0%	March 2021	IO	$—	94,175	93,721
Borrower C	Mixed Use/Mixed Collateral	LIBOR +6.75%	LIBOR +6.75%	June 2021	IO	—	47,908	48,536
Borrower D	Office	Variable: LIBOR +4.00% to LIBOR +12.35%	Variable: LIBOR +4.00% to LIBOR +12.35%	August 2020	IO	—	52,056	52,493
Borrower E	Mixed Use/Mixed Collateral	LIBOR + 4.75%	LIBOR + 4.75%	July 2020	IO	—	49,682	49,539
Borrower F	Office	LIBOR + 5%	LIBOR + 5%	October 2020	IO	—	12,605	12,543
Borrower G	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	June 2021	IO	—	46,592	46,308
Borrower H	Apartment/Residential	LIBOR + 6%	LIBOR +6%	April 2021	IO	—	38,912	38,614
Borrower I	Apartment/Residential	LIBOR +5.75%	LIBOR +5.75%	March 2021	IO	—	34,301	34,158
Borrower J	Hotel	LIBOR +4.50%	LIBOR +4.50%	February 2020	IO	—	35,656	35,640
Borrower K	Retail	LIBOR + 3.0%	LIBOR + 3.0%	July 2009	IO	—	56,341	16,119
Senior mortgages individually <3%	Apartment/Residential, Retail, Mixed Use/Mixed Collateral, Office, Hotel, Land, or Other	Fixed: 9.68% Variable: LIBOR + 5% to LIBOR + 5.25%	Fixed: 9.68% Variable: LIBOR + 5% to LIBOR + 5.25%	2020 to 2024	IO	—	25,884	25,769
							591,478	550,883
Subordinate Mortgages:
Subordinate mortgages individually <3%	Hotel	Fixed: 6.8% to 14.0%	Fixed: 6.8% to 14%	2020 to 2057	IO	—	10,874	10,878
							10,874	10,878
Total mortgages							$602,352	$561,761
_______________________________________________________________________________

(1)	IO = Interest only.

(2)	Amounts are presented net of asset-specific reserves of $21.7 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.

(3)	The carrying amount of mortgages approximated the federal income tax basis.

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate (Continued)
As of December 31, 2019
($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2017 to December 31, 2019(1):

	2019	2018	2017
Balance at January 1	$730,515	$752,129	$915,905
Additions:
New mortgage loans	11,667	381,133	265,966
Additions under existing mortgage loans	164,120	157,702	132,703
Other(2)	25,740	25,778	23,388
Deductions(3):
Collections of principal	(355,769)	(501,466)	(528,321)
Recovery of (provision for) loan losses	(493)	(45)	28
Transfers to real estate and equity investments	(13,987)	(84,684)	(57,505)
Amortization of premium	(32)	(32)	(35)
Balance at December 31	$561,761	$730,515	$752,129
______________________________________________________________

(1)	Balances represent the carrying value of loans, which are net of asset specific reserves.

(2)	Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.

(3)	Amounts are presented net of charge-offs of $19.2 million and $1.2 million for the years ended December 31, 2019 and 2017, respectively.

Item 9.    Changes and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure
None.
Item 9a.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures—The Company has established and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, who is currently performing the functions of the Company's principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. Both the Chief Executive Officer and the principal financial officer (whose functions are currently being performed by the Company's Chief Accounting Officer) are members of the disclosure committee.
Based upon their evaluation as of December 31, 2019, the Chief Executive Officer and the principal financial officer (whose functions are currently being performed by the Company's Chief Accounting Officer) concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
Management's Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the disclosure committee and other members of management, including the Chief Executive Officer and Chief Accounting Officer, who is currently performing the functions of the Company's principal financial officer, management carried out its evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2019.
The Company's internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
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
Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2020 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2020 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2020 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2020 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2020 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Restated Charter of the Company (including the Articles Supplementary for each Series of the Company's Preferred Stock).(1)
3.2	Amended and Restated Bylaws of the Company.(2)
3.6	Articles Supplementary relating to Series D Preferred Stock.(3)
3.8	Articles Supplementary relating to Series G Preferred Stock.(4)
3.9	Articles Supplementary relating to Series I Preferred Stock.(5)
4.1	Form of 8.00% Series D Cumulative Redeemable Preferred Stock Certificate.(3)
4.2	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(4)
4.3	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(5)
4.4	Form of Stock Certificate for the Company's Common Stock.(6)
4.5	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(7)
4.6	Twenty-Ninth Supplemental Indenture, dated as of March 13, 2017, governing the 6.00% Senior Notes Due 2022.(8)
4.7	Form of Global Note, No. 1, evidencing 6.00% Senior Notes due 2022.(8)
4.8	Thirty-First Supplemental Indenture, dated as of September 20, 2017, governing the 5.25% Senior Notes due 2022.(9)
4.9	Form of Global Note, No. 1, evidencing 5.25% Senior Notes due 2022.(9)
4.10	Thirty-Second Supplemental Indenture, dated as of September 20, 2017, governing the 3.125% Senior Notes due 2022.(9)
4.11	Form of Global Note, No. 1, evidencing 3.125% Senior Notes due 2022.(9)
4.12	Thirty-Third Supplemental Indenture, dated as of September 16, 2019, governing the 4.75% Senior Notes due 2024.(10)
4.13	Thirty-Fourth Supplemental Indenture, dated as of December 16, 2019, governing the 4.25% Senior Notes due 2025.(11)
4.14*	Description of Common and Preferred Stock
10.1	iStar Inc. 2009 Long Term Incentive Compensation Plan.(12)
10.2	iStar Inc. 2013 Performance Incentive Plan.(12)
10.3	Form of Restricted Stock Unit Award Agreement.(13)
10.4	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(14)
10.5	Form of Award Agreement For Investment Pool.(6)
10.6
Amended and Restated Credit Agreement, dated as of June 23, 2016, by the Company, the banks set forth therein and J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A., Bank Of America, N.A. and Barclays Bank PLC as joint lead arrangers.(15)

10.7	Security Agreement, dated as of June 23, 2016, made by the Company, and the other parties thereto in favor of J.P. Morgan Chase Bank, N.A., as administrative agent.(15)
10.8	Third Amendment, dated as of June 28, 2018, to the Amended and Restated Credit Agreement referenced at Exhibit 10.8 (16)
10.9	Amended and Restated Credit Agreement dated as of September 27, 2019, among the Company, the other parties named therein and JPMorgan Chase Bank, N.A. as administrative agent.(17)
10.10	Stockholder Agreement, dated as of January 2, 2019, between iStar Inc., and Safehold Inc.(18)
10.11	Amended and Restated Management Agreement, dated as of January 2, 2019, among Safehold Inc., SFTY Manager LLC and iStar Inc.(18)
10.12	First Amendment to Stockholder Agreement, dated as of January 14, 2020, between iStar Inc. and Safehold Inc. (19)
10.13	First Amendment to Amended and Restated Management Agreement, dated as of January 14, 2020, among Safehold Inc., SFTY Manager LLC and iStar Inc.(19)
14.0	iStar Inc. Code of Conduct.(20)
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
100*	Inline XBRL-related documents
101	Interactive data file
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
(3)    Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.
(4)    Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.
(5)    Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.
(6)    Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.
(7)    Incorporated by reference from the Company's Current Report on Form S-3 Registration Statement filed on February 12, 2001.
(8)    Incorporated by reference from the Company's Current Report on Form 8-K filed on March 13, 2017.
(9)    Incorporated by reference from the Company's Current Report on Form 8-K filed on September 20, 2017.
(10)    Incorporated by reference from the Company's Current Report on Form 8-K filed on September 16, 2019.
(11)    Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2019.
(12)    Incorporated by reference from the Company's Definitive Proxy Statement filed on April 11, 2014.
(13)    Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.
(14)    Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.
(15)    Incorporated by reference from the Company's Current Report on Form 8-K filed on June 29, 2016
(16)    Incorporated by reference from the Company's Current Report on Form 8-K filed on July 5, 2018.
(17)    Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on October 31, 2019.
(18)    Incorporated by reference from the Company's Current Report on Form 8-K filed on January 3, 2019.
(19)    Incorporated by reference from the Company's Current Report on Form 8-K filed on January 15, 2020.
(20)    Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

* Filed herewith.
**In accordance with Rule 406T of Regulation S-T, the Inline XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iStar Inc. Registrant
Date:	February 24, 2020	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iStar Inc. Registrant
Date:	February 24, 2020	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2020	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 24, 2020	/s/ CLIFFORD DE SOUZA
Clifford De Souza Director

Date:	February 24, 2020	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 24, 2020	/s/ RICHARD LIEB
Richard Lieb Director

Date:	February 24, 2020	/s/ BARRY W. RIDINGS
Barry W. Ridings Director