Form 10-Q
period 2020-03-31
ISTAR INC.
filed 2020-04-30
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2020
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
As of April 28, 2020, there were 76,494,506 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	March 31, 2020	December 31, 2019
ASSETS
Real estate
Real estate, at cost	$1,737,041	$1,761,079
Less: accumulated depreciation	(235,952)	(233,860)
Real estate, net	1,501,089	1,527,219
Real estate available and held for sale	34,391	8,650
Total real estate	1,535,480	1,535,869
Net investment in leases ($10,403 of allowances as of March 31, 2020)	409,976	418,915
Land and development, net	514,064	580,545
Loans receivable and other lending investments, net ($33,264 and $28,634 of allowances as of March 31, 2020 and December 31, 2019, respectively)	850,835	827,861
Other investments	1,029,552	907,875
Cash and cash equivalents	371,293	307,172
Accrued interest and operating lease income receivable, net	10,036	10,162
Deferred operating lease income receivable, net	48,812	54,222
Deferred expenses and other assets, net	452,533	442,488
Total assets	$5,222,581	$5,085,109
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$441,324	$424,374
Liabilities associated with properties held for sale	61	57
Loan participations payable, net	37,767	35,638
Debt obligations, net	3,583,360	3,387,080
Total liabilities	4,062,512	3,847,149
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 14)	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 77,059 and 77,810 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	77	78
Additional paid-in capital	3,275,055	3,284,877
Accumulated deficit	(2,247,504)	(2,205,838)
Accumulated other comprehensive loss (refer to Note 14)	(59,522)	(38,707)
Total iStar Inc. shareholders' equity	968,118	1,040,422
Noncontrolling interests	191,951	197,538
Total equity	1,160,069	1,237,960
Total liabilities and equity	$5,222,581	$5,085,109
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Operating lease income	$47,346	$58,915
Interest income	17,216	20,375
Interest income from sales-type leases	8,355	—
Other income	20,368	14,813
Land development revenue	80,176	12,699
Total revenues	173,461	106,802
Costs and expenses:
Interest expense	43,392	46,577
Real estate expense	22,498	25,940
Land development cost of sales	77,059	14,449
Depreciation and amortization	14,486	15,668
General and administrative	34,271	21,099
Provision for (recovery of) loan losses	4,003	(97)
Provision for losses on net investment in leases	1,292	—
Impairment of assets	1,708	3,851
Other expense	74	508
Total costs and expenses	198,783	127,995
Income from sales of real estate	—	9,407
Loss from operations before earnings from equity method investments and other items	(25,322)	(11,786)
Loss on early extinguishment of debt, net	(4,115)	(468)
Earnings (losses) from equity method investments	16,612	5,309
Net loss before income taxes	(12,825)	(6,945)
Income tax expense	(60)	(25)
Net loss	(12,885)	(6,970)
Net (income) attributable to noncontrolling interests	(2,691)	(2,471)
Net loss attributable to iStar Inc.	(15,576)	(9,441)
Preferred dividends	(5,874)	(8,124)
Net loss allocable to common shareholders	$(21,450)	$(17,565)
Per common share data:
Net loss allocable to common shareholders:
Basic	$(0.28)	$(0.26)
Diluted	$(0.28)	$(0.26)
Weighted average number of common shares:
Basic	77,444	67,747
Diluted	77,444	67,747

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(12,885)	$(6,970)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges into earnings upon realization(1)	1,314	7
Unrealized gains on available-for-sale securities	203	1,000
Unrealized losses on cash flow hedges	(27,776)	(15,012)
Other comprehensive loss	(26,259)	(14,005)
Comprehensive loss	(39,144)	(20,975)
Comprehensive (income) loss attributable to noncontrolling interests	2,753	(790)
Comprehensive loss attributable to iStar Inc.	$(36,391)	$(21,765)
_______________________________________________________________________________

(1)
Amounts reclassified to "Interest expense" in the Company's consolidated statements of operations for the three months ended March 31, 2020 and 2019 are $1,088 and $151, respectively. Amounts reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations for the three months ended March 31, 2020 and 2019 are $226 and $(144), respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	$12	$—	$78	$3,284,877	$(2,205,838)	$(38,707)	$197,538	$1,237,960
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	—	(12,382)	—	—	(12,382)
Dividends declared—preferred	—	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.10 per share)	—	—	—	—	(7,834)	—	—	(7,834)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2,222	—	—	727	2,949
Net income (loss)	—	—	—	—	(15,576)	—	2,691	(12,885)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(20,815)	(5,444)	(26,259)
Repurchase of stock	—	—	(1)	(12,044)	—	—	—	(12,045)
Contributions from noncontrolling interests	—	—	—	—	—	—	163	163
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,724)	(3,724)
Balance as of March 31, 2020	$12	$—	$77	$3,275,055	$(2,247,504)	$(59,522)	$191,951	$1,160,069

Balance as of December 31, 2018	$12	$4	$68	$3,352,225	$(2,472,061)	$(17,270)	$201,137	$1,064,115
Dividends declared—preferred	—	—	—	—	(8,124)	—	—	(8,124)
Dividends declared—common ($0.09 per share)	—	—	—	—	(6,210)	—	—	(6,210)
Issuance of stock/restricted stock unit amortization, net	—	—	—	2,661	—	—	428	3,089
Net income (loss)	—	—	—	—	(9,441)	—	2,471	(6,970)
Change in accumulated other comprehensive income	—	—	—	—	—	(12,324)	(1,681)	(14,005)
Repurchase of stock	—	—	(2)	(19,167)	—	—	—	(19,169)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,255)	(3,255)
Balance as of March 31, 2019	$12	$4	$66	$3,335,719	$(2,495,836)	$(29,594)	$199,100	$1,009,471
_______________________________________________________________________________

(1)	Refer to Note 14 for details on the Company's Preferred Stock.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,885)	$(6,970)
Adjustments to reconcile net loss to cash flows from operating activities:
Provision for (recovery of) loan losses	4,003	(97)
Provision for losses on net investment in leases	1,292	—
Impairment of assets	1,708	3,851
Depreciation and amortization	14,486	15,668
Non-cash interest income from sales-type leases	(1,570)	—
Stock-based compensation expense	16,270	4,249
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	3,320	3,616
Amortization of discounts/premiums and deferred interest on loans, net	(8,404)	(9,853)
Deferred interest on loans received	—	5,850
Earnings from equity method investments	(16,612)	(5,309)
Distributions from operations of other investments	5,009	1,389
Deferred operating lease income	(3,618)	(4,222)
Income from sales of real estate	—	(9,407)
Land development revenue in excess of cost of sales	(3,117)	1,750
Loss on early extinguishment of debt, net	4,115	468
Other operating activities, net	(9,710)	(181)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	79	(954)
Changes in deferred expenses and other assets, net	(3,039)	(1,512)
Changes in accounts payable, accrued expenses and other liabilities	(12,324)	(44,869)
Cash flows used in operating activities	(20,997)	(46,533)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(37,977)	(58,318)
Capital expenditures on real estate assets	(4,008)	(5,184)
Capital expenditures on land and development assets	(15,035)	(37,762)
Acquisitions of real estate, net investments in leases and land assets	—	(109,663)
Repayments of and principal collections on loans receivable and other lending investments, net	18,346	157,915
Net proceeds from sales of real estate	7,493	58,529
Net proceeds from sales of land and development assets	76,776	11,455
Distributions from other investments	9,866	46,778
Contributions to and acquisition of interest in other investments	(118,991)	(260,297)
Other investing activities, net	769	(16,685)
Cash flows provided by (used in) investing activities	(62,761)	(213,232)
Cash flows from financing activities:
Borrowings from debt obligations	306,180	63,500
Repayments and repurchases of debt obligations	(113,634)	(379,797)
Preferred dividends paid	(5,874)	(8,124)
Common dividends paid	(7,797)	(6,127)
Repurchase of stock	(18,153)	(15,328)
Payments for debt prepayment or extinguishment costs	(3,316)	—
Payments for deferred financing costs	(2,382)	—
Payments for withholding taxes upon vesting of stock-based compensation	(1,984)	(1,842)
Contributions from noncontrolling interests	163	—
Distributions to noncontrolling interests	(3,724)	(3,255)
Cash flows used in financing activities	149,479	(350,973)
Effect of exchange rate changes on cash	(25)	8
Changes in cash, cash equivalents and restricted cash	65,696	(610,730)
Cash, cash equivalents and restricted cash at beginning of period	352,206	974,544
Cash, cash equivalents and restricted cash at end of period	$417,902	$363,814

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$2,110	$2,502
Contributions of land and development assets to equity method investments, net	—	4,073
Accrued repurchase of stock	250	3,841

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—iStar Inc. (the "Company") finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also manages entities focused on ground lease and net lease investments (refer to Note 8). The Company has invested over $40 billion of capital over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company's primary reportable business segments are net lease, real estate finance, operating properties and land and development (refer to Note 18).

Organization—The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new investments and corporate acquisitions.

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report").
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2020. The following table presents the assets and liabilities of the Company's consolidated VIEs as of March 31, 2020 and December 31, 2019 ($ in thousands):

	As of
	March 31, 2020	December 31, 2019
ASSETS
Real estate
Real estate, at cost	$893,097	$891,000
Less: accumulated depreciation	(43,617)	(37,542)
Real estate, net	849,480	853,458
Land and development, net	268,524	273,617
Other investments	44	45
Cash and cash equivalents	22,704	19,112
Accrued interest and operating lease income receivable, net	552	1,208
Deferred operating lease income receivable, net	22,064	19,547
Deferred expenses and other assets, net	133,556	134,117
Total assets	$1,296,924	$1,301,104
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$118,337	$107,455
Debt obligations, net	487,445	482,918
Total liabilities	605,782	590,373

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of March 31, 2020, the Company's maximum exposure to loss from these investments does not exceed the sum of the $123.8 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $14.7 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

The following paragraph describes the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2020.

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as amended, on January 1, 2020 using the modified retrospective approach method. Under the modified retrospective approach, the Company recorded a cumulative effect adjustment to retained earnings by increasing its allowance for loan losses and recording an initial allowance for losses on net investment in leases. Periods presented that are prior to the adoption date of January 1, 2020 will not be adjusted. ASU 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects a current expected credit loss ("Expected Loss"). ASU 2016-13 impacted all of the Company’s investments held at amortized cost, which included its loans (including unfunded loan commitments), financing receivables, net investment in leases and held-to-maturity debt securities. Upon adoption of ASU 2016-13 on January 1, 2020, the Company recorded an increase to its allowance for loan losses of $3.3 million and an initial allowance for losses on net investment in leases of $9.1 million, both of which were recorded as a cumulative effect adjustment to retained earnings. Subsequent increases or decreases in the allowance for loan losses or the allowance for losses on net investment in leases will be charged to "Provision for (recovery of) loan losses" and "Provision for (recovery of) losses on net investment in leases," respectively, in the Company's consolidated statements of operations. Refer to "Significant Accounting Policies" below for more information on how the Company determines its allowance for loan losses and its allowance for losses on net investment in leases.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Significant Accounting Policies

Allowance for Loan Losses and Net Investment in Leases— The Company performs quarterly a comprehensive analysis of its loan and sales-type lease portfolios and assigns risk ratings that incorporate management's current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower or tenant financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans and sales-type leases being risk rated, with ratings ranging from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss. The Company estimates loss rates based on historical realized losses experienced within its portfolio taking into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.

Upon adoption of ASU 2016-13 on January 1, 2020, the Company estimates its Expected Loss on its loans (including unfunded loan commitments), held-to-maturity debt securities and net investment in leases based on relevant information including historical realized loss rates, current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of the Company's Expected Loss requires significant judgment and the Company analyzes its loan portfolio based upon its different categories of financial assets, which includes (i) loans and held-to-maturity debt securities; (ii) construction loans; and (iii) net investment in leases and financings that resulted from the acquisition of properties that did not qualify as a sale leaseback transaction and, as such, are accounted for as financing receivables (refer to Note 5).

For the Company's loans and held-to-maturity debt securities, the Company utilized a loan loss model developed by Trepp LLC ("Trepp") to estimate its Expected Loss allowance. The model is a loss forecasting tool that utilizes loan level data including each loans position in the capital structure, interest rates, maturity dates, unfunded commitments, debt service coverage ratios, etc. and also utilizes forward looking macroeconomic variables and pool-level mean loss rates to produce an Expected Loss over the life each loan. The Company utilized the model to estimate its Expected Loss for this category of loans after inputting its individual loan level data for this category of loans into the model.

For the Company's construction loans, the Company analyzed its historical realized loss experience on its construction loan portfolio to estimate its Expected Loss allowance. The Company also utilized third-party market data that included historical loss rates on commercial real estate loans and forecasted economic trends, including interest and unemployment rates. The Company utilized the third-party market data to support the Expected Loss the Company calculated using its historical realized loss experience.

For the Company's net investment in leases and financings that resulted from the acquisition of properties that did not qualify as sale leaseback transactions, the Company analyzed historical loss rates for lessors from tenants with a credit rating similar to the Company's tenant at these properties. The Company also utilized third-party market information as well as market data from Trepp which forecasted economic trends, including interest and unemployment rates, to assist in developing a probability of default and loss given default to calculate the Company's Expected Loss. The Company utilized the third-party market information to support the Expected Loss the Company calculated by analyzing the historical loss rates for lessors from tenants with a credit rating similar to the Company's tenant.
The Company considers a loan or sales-type lease to be non-performing and places it on non-accrual status at such time as: (1) it becomes 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or sales-type lease. Non-accrual loans or sales-type leases are returned to accrual status when they have become contractually current and management believes all amounts contractually owed will be received. The Company will record a specific allowance if the Company determines that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent asset. The specific allowance is increased (decreased) through "Provision for (recovery of) loan losses" or "Provision for losses on net investment in leases" in the Company's consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower or tenant as the Company works toward a settlement or other alternative resolution, which can impact the potential for repayment or receipt of collateral. The Company's policy is to charge off a loan when it determines, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant collection efforts. The Company considers circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related allowance will be charged off.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 7). As of March 31, 2020 and December 31, 2019, accrued interest was $4.8 million and $4.2 million, respectively, and is recorded in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. The Company places loans on non-accrual status once the loan becomes 90 days delinquent and reverses any accrued interest as a reduction to interest income at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the three months ended March 31, 2020, the Company did not reverse any accrued interest on its loan portfolio.
Restricted cash—The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$371,293	$307,172	$315,407	$931,751
Restricted cash included in deferred expenses and other assets, net(1)	46,609	45,034	48,407	42,793
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$417,902	$352,206	$363,814	$974,544
_______________________________________________________________________________

(1)	Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, loans, leasing, land development, sale and derivative transactions.

For the remainder of the Company's significant accounting policies, refer to the Company's Annual Report.

New Accounting Pronouncements—In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of March 31, 2020
Land, at cost	$188,418	$106,186	$294,604
Buildings and improvements, at cost	1,333,766	108,671	1,442,437
Less: accumulated depreciation	(221,008)	(14,944)	(235,952)
Real estate, net(1)	1,301,176	199,913	1,501,089
Real estate available and held for sale(2)	25,730	8,661	34,391
Total real estate	$1,326,906	$208,574	$1,535,480
As of December 31, 2019
Land, at cost	$199,710	$106,187	$305,897
Buildings and improvements, at cost	1,347,321	107,861	1,455,182
Less: accumulated depreciation	(219,949)	(13,911)	(233,860)
Real estate, net(1)	1,327,082	200,137	1,527,219
Real estate available and held for sale(2)	—	8,650	8,650
Total real estate	$1,327,082	$208,787	$1,535,869

_______________________________________________________________________________

(1)	As of March 31, 2020 and December 31, 2019, real estate, net included $765.3 million and $768.6 million, respectively, of real estate of the Net Lease Venture (refer to Net Lease Venture below).

(2)	As of March 31, 2020 and December 31, 2019, the Company had $8.7 million and $8.6 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the "Net Lease Venture") and gave a right of first offer to the venture on all new net lease investments. The Company and its partner had joint decision making rights pertaining to the acquisition of new investments. Upon the expiration of the investment period on June 30, 2018, the Company obtained control of the venture through its unilateral rights of management and disposition of the assets. As a result, the expiration of the investment period resulted in a reconsideration event under GAAP and the Company determined that the Net Lease Venture is a VIE for which the Company is the primary beneficiary. Effective June 30, 2018, the Company consolidated the Net Lease Venture as an asset acquisition under ASC 810. The Net Lease Venture had previously been accounted for as an equity method investment. The Company has an equity interest in the Net Lease Venture of approximately 51.9%. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a management fee and incentive fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any incentive fee received based on the 47.5% partner's interest.
The Company earned $0.4 million and $0.4 million, respectively, of management fees after the effect of eliminations during the three months ended March 31, 2020 and 2019 with respect to services provided to other investors in the Net Lease Venture, which was recorded as a reduction to "Net income attributable to noncontrolling interests" in the Company's consolidated statements of operations.

Acquisitions—During the three months ended March 31, 2019, the Company acquired a net lease asset for $11.5 million. In addition, the Company acquired the leasehold interest in a net lease asset for $98.2 million, inclusive of closing costs, and simultaneously entered into a new 98-year Ground Lease with SAFE (refer to Note 8).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dispositions—During the three months ended March 31, 2020, the Company sold a net lease asset for net proceeds of $7.5 million and recognized an impairment of $1.7 million in connection with the sale. During the three months ended March 31, 2019, the Company sold two operating properties for net proceeds of $58.5 million and recognized $9.4 million in income from sales of real estate in its consolidated statements of operations.

Real Estate Available and Held for Sale—During the three months ended March 31, 2020, the Company transferred a net lease asset with an aggregate carrying value of $25.7 million to held for sale due to an executed contract with SAFE. During the three months ended March 31, 2019, the Company transferred a portfolio of net lease assets with an aggregate carrying value of $218.1 million and associated liabilities to held for sale due to an executed contract with a third party. In addition, the Company transferred a commercial operating property with a carrying value of $16.2 million to held for sale based on an executed purchase and sale agreement. All of the properties transferred as of March 31, 2019 were ultimately sold.

Impairments—During the three months ended March 31, 2020, the Company recorded an impairment of $1.7 million in connection with the sale of a net lease asset. During the three months ended March 31, 2019, the Company recorded an impairment of $3.2 million on a commercial operating property based on an executed purchase and sale agreement and recorded $0.7 million of impairments in connection with the sale of residential condominium units.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.9 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts related to real estate tenant receivables was $1.1 million and $1.0 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.0 million and $1.0 million as of March 31, 2020 and December 31, 2019, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.
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

As a result of the modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" on its consolidated balance sheet. The Company determined that the seven bowling centers acquired did not qualify as a sale leaseback transaction and recorded $44.1 million in "Loans receivable and other lending investments, net" on its consolidated balance sheet (refer to Note 7). For the three months ended March 31, 2020, the Company recognized $6.9 million of cash interest income and $1.5 million of non-cash interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's net investment in leases were comprised of the following as of March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019
Total undiscounted cash flows	$1,035,128	$1,042,019
Unguaranteed estimated residual value	340,620	340,620
Present value discount	(955,369)	(963,724)
Allowance for losses on net investment in leases	(10,403)	—
Net investment in leases(1)	409,976	418,915
_______________________________________________________________________________

(1)
As of March 31, 2020 and December 31, 2019, all of the Company's net investment in leases were current in their payment status and performing in accordance with the terms of the respective leases. As of March 31, 2020, the risk rating on the Company's net investment in leases was 1.5 (refer to Note 3).

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2020, are as follows by year ($ in thousands):

Amount
2020 (remaining nine months)	$20,674
2021	28,062
2022	30,549
2023	30,549
2024	30,549
Thereafter	894,745
Total undiscounted cash flows	$1,035,128

Allowance for Losses on Net Investment in Leases—Changes in the Company's allowance for losses on net investment in leases for the three months ended March 31, 2020 were as follows ($ in thousands):

Initial allowance recorded upon adoption of new accounting standard(1)	$9,111
Provision for losses on net investment in leases(2)	1,292
Allowance for losses on net investment in leases at end of period	$10,403
____________________________________________________________

(1)	The Company recorded an initial allowance for losses on net investment in leases of $9.1 million upon the adoption of ASU 2016-13 on January 1, 2020 (refer to Note 3).

(2)	During the three months ended March 31, 2020, the Company recorded a general allowance for losses on net investment in leases of $1.3 million due to the adoption of ASU 2016-13 (refer to Note 3).

Note 6—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	March 31,	December 31,
	2020	2019
Land and land development, at cost	$523,893	$590,153
Less: accumulated depreciation	(9,829)	(9,608)
Total land and development, net	$514,064	$580,545

Dispositions—During the three months ended March 31, 2020 and 2019, the Company sold land parcels and residential lots and units and recognized land development revenue of $80.2 million and $12.7 million, respectively. During the three months

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

ended March 31, 2020 and 2019, the Company recognized land development cost of sales of $77.1 million and $14.4 million, respectively, from its land and development portfolio.

Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
	March 31, 2020	December 31, 2019
Construction loans
Senior mortgages	$542,241	$518,992
Corporate/Partnership loans	99,702	95,394
Subtotal - gross carrying value of construction loans	641,943	614,386
Loans
Senior mortgages	53,319	53,592
Corporate/Partnership loans	23,321	24,424
Subordinate mortgages	11,063	10,877
Subtotal - gross carrying value of loans	87,703	88,893
Other lending investments
Financing receivables (refer to Note 5)	44,445	44,339
Held-to-maturity debt securities	86,368	84,981
Available-for-sale debt securities	23,640	23,896
Subtotal - other lending investments	154,453	153,216
Total gross carrying value of loans receivable and other lending investments	884,099	856,495
Allowance for loan losses	(33,264)	(28,634)
Total loans receivable and other lending investments, net	$850,835	$827,861

Allowance for Loan Losses—Changes in the Company's allowance for loan losses were as follows for the three months ended March 31, 2020 ($ in thousands):

	General Allowance
	Construction Loans	Loans	Held to Maturity Debt Securities	Financing Receivables	Specific Allowance	Total
Allowance for loan losses at beginning of period	$6,668	$265	$—	$—	$21,701	$28,634
Adoption of new accounting standard(1)	(353)	98	20	964	—	729
Provision for loan losses(2)	3,409	323	33	136	—	3,901
Allowance for loan losses at end of period	$9,724	$686	$53	$1,100	$21,701	$33,264

____________________________________________________________

(1)
On January 1, 2020, the Company recorded an increase to its allowance for loan losses of $3.3 million upon the adoption of ASU 2016-13 (refer to Note 3), of which $2.5 million related to expected credit losses for unfunded loan commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."

(2)
During the three months ended March 31, 2020, the Company recorded a provision for loan losses of $4.0 million due to the adoption of ASU 2016-13 (refer to Note 3), of which $0.1 million related to expected credit losses for unfunded loan commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's investment in loans and other lending investments and the associated allowance for loan losses were as follows as of March 31, 2020 and December 31, 2019 ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total
As of March 31, 2020
Construction loans(2)	$—	$641,943	$641,943
Loans(2)	37,517	50,186	87,703
Financing receivables	—	44,445	44,445
Held-to-maturity debt securities	—	86,368	86,368
Available-for-sale debt securities(3)	—	23,640	23,640
Less: Allowance for loan losses	(21,701)	(11,563)	(33,264)
Total	$15,816	$835,019	$850,835
As of December 31, 2019
Construction loans(2)	$—	$614,386	$614,386
Loans(2)	37,820	51,073	88,893
Financing receivables	—	44,339	44,339
Held-to-maturity debt securities	—	84,981	84,981
Available-for-sale debt securities(3)	—	23,896	23,896
Less: Allowance for loan losses	(21,701)	(6,933)	(28,634)
Total	$16,119	$811,742	$827,861
_______________________________________________________________________________

(1)
The carrying value of this loan includes an unamortized discount of $0.1 million as of March 31, 2020 and December 31, 2019. The Company's one loan individually evaluated for impairment represents a loan on non-accrual status; therefore, the unamortized amount associated with this loan is not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.2 million and $0.7 million as of March 31, 2020 and December 31, 2019, respectively.

(3)	Available-for-sale debt securities are evaluated for impairment under ASC 326-30.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's amortized cost basis in performing senior mortgages, corporate/partnership loans, subordinate mortgages and financing receivables, presented by year of origination and by credit quality, as indicated by risk rating, as of March 31, 2020 were as follows ($ in thousands):

	Year of Origination
	2020	2019	2018	2017	2016	Prior to 2016	Total
Senior mortgages
Risk rating
1	$—	$—	$—	$54,420	$—	$—	$54,420
2	—	—	84,662	96,549	—	—	181,211
3	—	12,803	170,860	47,859	37,767	4,524	273,813
3.5	—	—	—	48,599	—	—	48,599
Subtotal(1)	$—	$12,803	$255,522	$247,427	$37,767	$4,524	$558,043
Corporate/partnership loans
Risk rating
1	$—	$—	$—	$8,205	$—	$—	$8,205
2	—	938	17,708	—	—	—	18,646
3	—	—	58,405	—	37,767	—	96,172
Subtotal	$—	$938	$76,113	$8,205	$37,767	$—	$123,023
Subordinate mortgages
Risk rating
3	$—	$—	$—	$—	$—	$11,063	$11,063
Subtotal	$—	$—	$—	$—	$—	$11,063	$11,063
Financing receivables
Risk rating
1.5	$—	$44,445	$—	$—	$—	$—	$44,445
Subtotal	$—	$44,445	$—	$—	$—	$—	$44,445
Total	$—	$58,186	$331,635	$255,632	$75,534	$15,587	$736,574
____________________________________________________________

(1)	As of March 31, 2020, excludes $37.5 million for one loan on non-accrual status.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of March 31, 2020
Senior mortgages	$558,043		$37,517	$37,517	$595,560
Corporate/Partnership loans	123,023	—	—	—	123,023
Subordinate mortgages	11,063	—	—	—	11,063
Total	$692,129	$—	$37,517	$37,517	$729,646
As of December 31, 2019
Senior mortgages	$534,765	$—	$37,820	$37,820	$572,585
Corporate/Partnership loans	119,818	—	—	—	119,818
Subordinate mortgages	10,877	—	—	—	10,877
Total	$665,460	$—	$37,820	$37,820	$703,280
_______________________________________________________________________________

(1)
As of March 31, 2020 and December 31, 2019, the Company had one loan which was greater than 90 days delinquent and was in various stages of resolution, including legal and environmental matters, and was 10.8 years and 10.5 years outstanding, respectively.

Impaired Loans—The Company's impaired loan was as follows ($ in thousands)(1):

	As of March 31, 2020			As of December 31, 2019
	Amortized Cost	Unpaid Principal Balance	Related Allowance	Amortized Cost	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages	$37,517	$37,618	$(21,701)	$37,820	$37,923	$(21,701)
Total	$37,517	$37,618	$(21,701)	$37,820	$37,923	$(21,701)
____________________________________________________________

(1)	All of the Company's non-accrual loans are considered impaired and included in the table above.

(2)	The Company did not record any interest income on impaired loans for the three months ended March 31, 2020 and 2019.

Other lending investments—Other lending investments includes the following securities ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of March 31, 2020
Available-for-Sale Securities
Municipal debt securities	$20,680	$20,680	$2,960	$23,640	$23,640
Held-to-Maturity Securities
Debt securities	100,000	86,368	—	86,368	86,368
Total	$120,680	$107,048	$2,960	$110,008	$110,008
As of December 31, 2019
Available-for-Sale Securities
Municipal debt securities	$21,140	$21,140	$2,756	$23,896	$23,896
Held-to-Maturity Securities
Debt securities	100,000	84,981	—	84,981	84,981
Total	$121,140	$106,121	$2,756	$108,877	$108,877

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2020, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Debt Securities		Available-for-Sale Debt Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	86,368	86,368	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	20,680	23,640
Total	$86,368	$86,368	$20,680	$23,640

Note 8—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Equity in Earnings (Losses)
	Carrying Value as of		For the Three Months Ended March 31,
	March 31, 2020	December 31, 2019	2020	2019
Real estate equity investments
Safehold Inc. ("SAFE")(1)	$834,351	$729,357	$19,338	$7,316
iStar Net Lease II LLC ("Net Lease Venture II")	46,183	30,712	193	(86)
Other real estate equity investments	96,681	104,553	(2,082)	(2,123)
Subtotal	977,215	864,622	17,449	5,107
Other strategic investments(2)	52,337	43,253	(837)	202
Total	$1,029,552	$907,875	$16,612	$5,309

____________________________________________________________

(1)
As of March 31, 2020, the Company owned 33.4 million shares of SAFE common stock which, based on the closing price of $63.23 on March 31, 2020, had a market value of $2.1 billion. For the three months ended March 31, 2020, equity in earnings includes a dilution gain of $7.9 million resulting from a SAFE equity offering in March 2020.

(2)
During the three months ended March 31, 2020, the Company identified an observable price change in an equity security held by the Company as evidenced by an orderly private issuance of similar securities by the same issuer. In accordance with ASC 321, the Company remeasured its equity investment at fair value and recognized a mark-to-market gain of $9.9 million in "Other income" in the Company's consolidated statements of operations.

Safehold Inc.—Safehold Inc. ("SAFE") is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). As of March 31, 2020, the Company owned approximately 65.4% of SAFE's common stock outstanding.
In January 2019, the Company purchased 12.5 million newly designated limited partnership units (the "Investor Units") in SAFE's operating partnership ("SAFE OP"), at a purchase price of $20.00 per unit, for a total purchase price of $250.0 million. The purpose of the investment was to allow SAFE to fund additional Ground Lease acquisitions and originations. Each Investor Unit received distributions equivalent to distributions declared and paid on one share of SAFE's common stock. The Investor Units had no voting rights. They had limited protective consent rights over certain matters such as amendments to the terms of the Investor Units that would adversely affect the Investor Units. In May 2019, after the approval of SAFE's stockholders, the Investor Units were exchanged for shares of SAFE's common stock on a one-for-one basis. Following the exchange, the Investor Units were retired.

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

In March 2020, the Company acquired 1.7 million shares of SAFE's common stock in a private placement for $80.0 million.

A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee. In addition, the Company is also the external manager of a venture in which SAFE is a member. Following are the key terms of the management agreement:

•
The Company receives a fee equal to 1.0% of total SAFE equity (as defined in the management agreement) up to $1.5 billion; 1.25% of total SAFE equity (for incremental equity of $1.5 billion - $3.0 billion); 1.375% of total SAFE equity (for incremental equity of $3.0 billion - $5.0 billion); and 1.5% of total SAFE equity (for incremental equity over $5.0 billion);

•	Fee to be paid in cash or in shares of SAFE common stock, at the discretion of SAFE's independent directors;

•	The stock is locked up for two years, subject to certain restrictions;

•	There is no additional performance or incentive fee;

•	The management agreement is non-terminable by SAFE through June 30, 2023, except for cause; and

•	Automatic annual renewals thereafter, subject to non-renewal upon certain findings by SAFE's independent directors and payment of termination fee equal to three times the prior year's management fee.
During the three months ended March 31, 2020 and 2019, the Company recorded $2.9 million and $1.5 million, respectively, of management fees pursuant to its management agreement with SAFE.
The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has waived or elected not to charge in full certain of the expense reimbursements while SAFE is growing its portfolio. For the three months ended March 31, 2020 and 2019, the Company recognized $1.3 million and $0.5 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.
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
Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company's and SAFE's independent directors, for the periods presented:
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the renovation of a medical office building in Atlanta, GA. The Company funded $18.4 million of the loan, which was fully repaid in August 2019. During the three months ended March 31, 2019, the Company recorded $0.5 million of interest income on the loan.
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project in San Jose, CA. The transaction includes a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

as of March 31, 2020; and (ii) a $80.5 million leasehold first mortgage. As of March 31, 2020, $48.1 million of the leasehold first mortgage was funded. During the three months ended March 31, 2020 and 2019, the Company recorded $0.7 million and $0.1 million, respectively, of interest income on the loan. The Company entered into a forward purchase contract with SAFE under which SAFE would acquire the Ground Lease in November 2020 for approximately $34.0 million.
In May 2018, the Company provided a $19.9 million leasehold mortgage loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the acquisition of two multi-tenant office buildings in Atlanta, GA. The loan was repaid in full in November 2019 and during the three months ended March 31, 2019, the Company recorded $0.6 million of interest income on the loan.
In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the conversion of an office building into a multi-family property in Washington, DC. As of March 31, 2020, $12.8 million of the loan was funded. During the three months ended March 31, 2020 and 2019, the Company recorded $0.3 million and $0.2 million, respectively, of interest income on the loan.
In February 2019, the Company acquired the leasehold interest in an office property and simultaneously entered into a new 98-year Ground Lease with SAFE (refer to Note 4).

Net Lease Venture II—In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. Net Lease Venture II's investment period ends in June 2021. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately 51.9%. The Company does not have a controlling interest in Net Lease Venture II due to the substantive participating rights of its partner. The Company accounts for its investment in Net Lease Venture II as an equity method investment and is responsible for managing the venture in exchange for a management fee and incentive fee. During the three months ended March 31, 2020 and 2019, the Company recorded $0.4 million and $0.4 million, respectively, of management fees from Net Lease Venture II.

In December 2019, Net Lease Venture II closed on a commitment to provide up to $150.0 million in net lease financing for the construction of three industrial centers and entered into a 25 year master lease with the tenant. As of March 31, 2020, Net Lease Venture II had funded $47.8 million of its commitment.
In December 2019, Net Lease Venture II closed on the acquisition of two grocery distribution centers for $81.8 million, inclusive of assumed debt. The properties are 100% leased with two separate coterminous leveraged leases with 6.0 years remaining on the lease terms.

In December 2018, Net Lease Venture II acquired four buildings comprising 168,636 square feet located in Livermore, CA. Net Lease Venture II acquired the buildings for $31.2 million which are 100% leased with four separate leases that expire in December 2028.
Other real estate equity investments—As of March 31, 2020, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 20% to 95%, comprised of investments of $60.0 million in operating properties and $36.7 million in land assets. As of December 31, 2019, the Company's other real estate equity investments included $61.7 million in operating properties and $42.9 million in land assets.
In August 2018, the Company provided a mezzanine loan with a principal balance of $33.0 million and $33.0 million as of March 31, 2020 and December 31, 2019, respectively, to an unconsolidated entity in which the Company owns a 50% equity interest. As of March 31, 2020 and December 31, 2019, the loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the three months ended March 31, 2020 and 2019, the Company recorded $0.7 million and $0.7 million, respectively, of interest income on the mezzanine loan.

Other strategic investments—As of March 31, 2020 and December 31, 2019, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments that were significant as of March 31, 2020 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent
For the Three Months Ended March 31, 2020
SAFE	$40,165	$23,587	$17,347

For the Three Months Ended March 31, 2019
SAFE	$21,820	$10,683	$6,619

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2020	December 31, 2019
Intangible assets, net(1)	$164,853	$174,973
Restricted cash	46,609	45,034
Finance lease right-of-use assets(2)	144,839	145,209
Operating lease right-of-use assets(2)	52,295	34,063
Other assets(3)	17,315	17,534
Other receivables	18,895	16,846
Leasing costs, net(4)	3,130	3,793
Corporate furniture, fixtures and equipment, net(5)	2,467	2,736
Deferred financing fees, net	2,130	2,300
Deferred expenses and other assets, net	$452,533	$442,488

_______________________________________________________________________________

(1)
Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $36.3 million and $33.4 million as of March 31, 2020 and December 31, 2019, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.4 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $2.7 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. As of March 31, 2020, the weighted average amortization period for the Company's intangible assets was approximately 17.3 years.

(2)
Right-of-use lease assets relate primarily to the Company's leases of office space and certain of its ground leases. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company's weighted average incremental secured borrowing rate for similar collateral estimated to be 5.1% and the weighted average lease term is 7.5 years. For finance leases, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.5% and the weighted average lease term is 97.7 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in "Depreciation and amortization" in the Company's consolidated statements of operations. During the three months ended March 31, 2020 and 2019, the Company recognized $2.0 million and $0.4 million, respectively, in "Interest expense" and $0.4 million and $0.1 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in "General and administrative" and "Real estate expense" in the Company's consolidated statements of operations (refer to Note 3). During the three months ended March 31, 2020 and 2019, the Company recognized $1.0 million and $0.9 million, respectively, in "General and administrative" and $0.8 million and $1.1 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases.

(3)	Other assets primarily includes prepaid expenses and deposits for certain real estate assets.

(4)	Accumulated amortization of leasing costs was $2.2 million and $3.3 million as of March 31, 2020 and December 31, 2019, respectively.

(5)	Accumulated depreciation on corporate furniture, fixtures and equipment was $13.4 million and $13.1 million as of March 31, 2020 and December 31, 2019, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2020	December 31, 2019
Other liabilities(1)	$83,833	81,709
Accrued expenses	76,283	83,778
Finance lease liabilities (see table above)	148,439	147,749
Intangible liabilities, net(2)	50,606	51,223
Operating lease liabilities (see table above)	52,456	34,182
Accrued interest payable	29,707	25,733
Accounts payable, accrued expenses and other liabilities	$441,324	$424,374

_______________________________________________________________________________

(1)
As of March 31, 2020 and December 31, 2019, other liabilities includes $26.6 million and $27.5 million, respectively, of deferred income. As of March 31, 2020 and December 31, 2019, other liabilities includes $20.7 million and $8.7 million, respectively, of derivative liabilities. As of March 31, 2020, other liabilities includes $2.6 million of expected credit losses for unfunded loan commitments.

(2)
Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $5.6 million and $5.0 million as of March 31, 2020 and December 31, 2019, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

Note 10—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	March 31, 2020	December 31, 2019
Loan participations payable(1)	$37,892	$35,656
Debt premiums, discounts and deferred financing costs, net	(125)	(18)
Total loan participations payable, net	$37,767	$35,638
_______________________________________________________________________________

(1)	As of March 31, 2020 and December 31, 2019, the Company had one loan participation payable with an interest rate of 6.0% and 6.3%, respectively.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the corresponding loan receivable balances were $37.8 million and $35.6 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 11—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	March 31, 2020	December 31, 2019
Secured credit facilities and mortgages:
Revolving Credit Facility	$300,000	$—	LIBOR + 2.00%	(1)	September 2022
Senior Term Loan	491,875	491,875	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	724,209	721,118	2.54% - 7.26%	(3)
Total secured credit facilities and mortgages	1,516,084	1,212,993
Unsecured notes:
6.00% senior notes(4)	—	110,545	6.00%		—
5.25% senior notes(5)	400,000	400,000	5.25%		September 2022
3.125% senior convertible notes(6)	287,500	287,500	3.125%		September 2022
4.75% senior notes(7)	775,000	775,000	4.75%		October 2024
4.25% senior notes(8)	550,000	550,000	4.25%		August 2025
Total unsecured notes	2,012,500	2,123,045
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,628,584	3,436,038
Debt discounts and deferred financing costs, net	(45,224)	(48,958)
Total debt obligations, net(9)	$3,583,360	$3,387,080
_______________________________________________________________________________

(1)
The Revolving Credit Facility bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin ranging from 1.00% to 1.50%; or (ii) LIBOR subject to a margin ranging from 2.00% to 2.50%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023.

(2)
The loan bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.

(3)	As of March 31, 2020, the weighted average interest rate of these loans is 4.4%, inclusive of the effect of interest rate swaps.

(4)	The Company repaid these senior notes in January 2020.

(5)	The Company can prepay these senior notes without penalty beginning September 15, 2021.

(6)
The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of March 31, 2020 was 68.3420 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $14.63 per share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. At issuance in September 2017, the Company valued the liability component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the liability component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of March 31, 2020, the carrying value of the 3.125% Convertible Notes was $270.2 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $14.2 million, net of fees. As of December 31, 2019, the carrying value of the 3.125% Convertible Notes was $268.7 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $15.5 million, net of fees. During the three months ended March 31, 2020 and 2019, the Company recognized $2.2 million and $2.2 million, respectively, of contractual interest and $1.3 million and $1.2 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate was 5.2%.

(7)	The Company can prepay these senior notes without penalty beginning July 1, 2024.

(8)	The Company can prepay these senior notes without penalty beginning May 1, 2025.

(9)	The Company capitalized interest relating to development activities of $0.5 million and $3.0 million during the three months ended March 31, 2020 and 2019, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2020, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2020 (remaining nine months)	$—	$—	$—
2021	—	158,358	158,358
2022	687,500	347,624	1,035,124
2023	—	491,875	491,875
2024	775,000	—	775,000
Thereafter	650,000	518,227	1,168,227
Total principal maturities	2,112,500	1,516,084	3,628,584
Unamortized discounts and deferred financing costs, net	(37,915)	(7,309)	(45,224)
Total debt obligations, net	$2,074,585	$1,508,775	$3,583,360

Senior Term Loan—In June 2018, the Company amended its senior term loan (the "Senior Term Loan") to increase the amount of the loan to $650.0 million, reduce the interest rate to LIBOR plus 2.75% and extend its maturity to June 2023. The Senior Term Loan is secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permits substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. The Company may make optional prepayments, subject to prepayment fees, and is required to repay 0.25% of the principal amount each quarter.
Revolving Credit Facility—In September 2019, the Company amended its secured revolving credit facility (the "Revolving Credit Facility") to increase the maximum capacity to $350.0 million, extend the maturity date to September 2022 and make certain other changes. Outstanding borrowings under the Revolving Credit Facility are secured by a pledge of the equity interests in the Company's subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. During the three months ended March 31, 2020, the Company borrowed $300.0 million on the Revolving Credit Facility and as of March 31, 2020, based on the Company's borrowing base of assets, had the ability to draw $50.0 million without pledging any additional assets to the facility.
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

During the three months ended March 31, 2020, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $4.1 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Collateral Assets—The carrying value of the Company's assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	March 31, 2020		December 31, 2019
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,392,658	$108,431	$1,409,585	$117,634
Real estate available and held for sale	—	34,391	—	8,650
Net investment in leases(2)	420,380	—	418,915	—
Land and development, net	—	514,064	—	580,545
Loans receivable and other lending investments, net(3)(4)	234,612	590,019	233,104	566,050
Other investments	—	1,029,552	—	907,875
Cash and other assets	—	882,674	—	814,044
Total	$2,047,650	$3,159,131	$2,061,604	$2,994,798
_______________________________________________________________________________

(1)
The Senior Term Loan and the Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of March 31, 2020, Collateral Assets includes $428.5 million carrying value of assets held by entities whose equity interests are pledged as collateral for the Revolving Credit Facility.

(2)	As of March 31, 2020, the amount presented excludes a general allowance for net investment of leases of $10.4 million.

(3)	As of March 31, 2020 and December 31, 2019, the amounts presented exclude general allowance for loan losses of $11.6 million and $6.9 million, respectively.

(4)	As of March 31, 2020 and December 31, 2019, the amounts presented exclude loan participations of $37.8 million and $35.6 million, respectively.

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

The Company's Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires the Company to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, the Company has the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under both the Senior Term Loan and the Revolving Credit Facility the Company is permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and the Company remains in compliance with its financial covenants after giving effect to the dividend.

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
(unaudited)

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

As of March 31, 2020, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate(2)	Other Investments	Total
Performance-Based Commitments	$183,608	$81,718	$53,122	$318,448
Strategic Investments	—	—	17,351	17,351
Total	$183,608	$81,718	$70,473	$335,799

_______________________________________________________________________________

(1)	Excludes $12.1 million of commitments on loan participations sold that are not the obligation of the Company.

(2)	Includes a commitment to invest up to $55.0 million in additional bowling centers over the next several years (refer to Note 5).
Other Commitments—Future minimum lease obligations under operating and finance leases as of March 31, 2020 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2020 (remaining nine months)	$3,095	$4,052
2021	3,624	5,494
2022	6,561	5,604
2023	6,190	5,716
2024	6,080	5,830
Thereafter	6,576	1,573,771
Total undiscounted cash flows	32,126	1,600,467
Present value discount(1)	(4,654)	(1,452,028)
Other adjustments(2)	24,984	—
Lease liabilities	$52,456	$148,439
_______________________________________________________________________________

(1)
During the three months ended March 31, 2020 and 2019, the Company made payments of $1.1 million and $1.1 million, respectively, related to its operating leases and $1.3 million and $0.2 million, respectively, related to its finance leases. The weighted average lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 6.3 years and the weighted average discount rate was 5.1%. The weighted average lease term for the Company's finance leases was 97.7 years and the weighted average discount rate was 5.5%.

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

Note 13—Derivatives
The Company's use of derivative financial instruments has historically been limited to the utilization of interest rate swaps, interest rate caps and foreign exchange contracts. The principal objective of such financial instruments is to minimize the risks and/or costs associated with the Company's operating and financial structure and to manage its exposure to interest rates and foreign exchange rates. The Company may have derivatives that are not designated as hedges because they do not meet the strict hedge accounting requirements. Although not designated as hedges, such derivatives are entered into to manage the Company's exposure to interest rate movements and other identified risks.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 ($ in thousands)(1):

	Derivative Assets		Derivative Liabilities
As of March 31, 2020	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$—	Accounts payable, accrued expenses and other liabilities	$20,685
Total		$—		$20,685

	Derivative Assets		Derivative Liabilities
As of December 31, 2019	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$114	Accounts payable, accrued expenses and other liabilities	$8,680
Total		$114		$8,680
_________________________________________________________

(1)	Over the next 12 months, the Company expects that $8.8 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.
The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended March 31, 2020
Interest rate swaps	Earnings from equity method investments	$(15,172)	$(226)
Interest rate swaps	Interest expense	(12,604)	(1,088)

For the Three Months Ended March 31, 2019
Interest rate swaps	Interest Expense	(7,822)	(151)
Interest rate swaps	Earnings from equity method investments	(7,190)	144

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 14—Equity

Preferred Stock—In December 2019, the Company issued an aggregate 16.5 million shares of its common stock upon conversion of its outstanding Series J Preferred Stock at a conversion rate of 4.125 shares of common stock per each share of Series J Preferred Stock. The total carrying value of the Series J Preferred Stock prior to redemption was $193.5 million, net of discounts and fees, and was recorded in "Additional paid-in-capital" and "Convertible Preferred Stock Series J, liquidation preference $50.00 per share" on the Company's consolidated balance sheet prior to the conversion.

The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of March 31, 2020 and December 31, 2019:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)(4)	Rate per Annum	Annual Dividend Per Share	Carrying Value (in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
Total	12,200					$282,490
________________________________________

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

(2)
The Company declared and paid dividends of $2.0 million, $1.5 million and $2.3 million on its Series D, G and I Cumulative Redeemable Preferred Stock during the three months ended March 31, 2020 and 2019, respectively. The Company declared and paid dividends of $2.3 million on its Series J Convertible Perpetual Preferred Stock during the three months ended March 31, 2019. The character of the 2019 dividends was 100% capital gain distribution, of which 34.01% represented unrecaptured section 1250 gain. There are no dividend arrearages on any of the preferred shares currently outstanding.

(3)
The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2018, the Company had $567.7 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2031 and will fully expire in 2036 if unused. The amount of NOL carryforwards as of December 31, 2019 will be determined upon finalization of the Company's 2019 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan and the Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $7.8 million, or $0.10 per share, for the three months ended March 31, 2020 and $6.2 million, or $0.09 per share, for the three months ended March 31, 2019.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2020, the Company repurchased 1.0 million shares of its outstanding common stock for $12.0 million, for an average cost of $12.51 per share. During the three months ended March 31, 2019, the Company repurchased 2.3 million shares of its outstanding common stock for $19.2 million, for an average cost of $8.46 per share. As of March 31, 2020, the Company had remaining authorization to repurchase up to $22.1 million of common stock under its stock repurchase program.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March 31, 2020	December 31, 2019
Unrealized gains on available-for-sale securities	$2,959	$2,756
Unrealized losses on cash flow hedges	(58,282)	(37,264)
Unrealized losses on cumulative translation adjustment	(4,199)	(4,199)
Accumulated other comprehensive loss	$(59,522)	$(38,707)

Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $16.3 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively, in "General and administrative" in the Company's consolidated statements of operations.
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
2019-2020 iPIP Plan—The Company's 2019-2020 iPIP plan is an equity-classified award which is measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" in the Company's consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2020 iPIP plan will be held by a consolidated subsidiary of the Company that has two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the three months ended March 31, 2020 and 2019, the Company recorded $0.7 million and $0.4 million, respectively, of expense related to the 2019-2020 iPIP plan. Distributions on the class B units will be 50% in cash and 50% in shares of the Company's common stock or in shares of SAFE's common stock owned by the Company.
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
The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the three months ended March 31, 2020.

	iPIP Investment Pool
	2013-2014	2015-2016	2017-2018
Points at beginning of period	81.17	73.28	77.27
Granted	—	—	—
Forfeited	(1.00)	(1.13)	(0.93)
Points at end of period	80.17	72.15	76.34

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the three months ended March 31, 2020, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $1.5 million as compensation, comprised of cash and 54,245 shares of the Company's common stock with a fair value of $14.51 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 32,825 shares of the Company's common stock were issued.

During the three months ended March 31, 2019, the Company made distributions to participants in the 2013-2014 investment pool. The iPIP participants received total distributions in the amount of $7.4 million as compensation, comprised of cash and 389,545 shares of the Company's common stock, with a fair value of $9.21 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 209,118 shares of the Company's common stock were issued.
As of March 31, 2020 and December 31, 2019, the Company had accrued compensation costs relating to iPIP of $54.7 million and $41.9 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of March 31, 2020, an aggregate of 2.5 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the three months ended March 31, 2020, is as follows (in thousands):

Nonvested at beginning of period	598
Granted	181
Vested	(105)
Forfeited	—
Nonvested at end of period	674

As of March 31, 2020, there was $4.6 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.7 years.
Directors' Awards—During the three months ended March 31, 2020, the Company issued 917 common stock equivalents ("CSEs") at a fair value of $9.45 per CSE in respect of dividend equivalents on outstanding CSEs. As of March 31, 2020, a combined total of 153,431 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $1.6 million.

401(k) Plan—The Company made contributions of $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

Note 16—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share ("EPS") calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(12,885)	$(6,970)
Net income attributable to noncontrolling interests	(2,691)	(2,471)
Preferred dividends	(5,874)	(8,124)
Net loss allocable to common shareholders for basic and diluted earnings per common share	$(21,450)	$(17,565)

	For the Three Months Ended March 31,
	2020	2019
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net loss allocable to common shareholders	$(21,450)	$(17,565)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	77,444	67,747

Basic and diluted earnings per common share:
Net loss allocable to common shareholders	$(0.28)	$(0.26)

For the three months ended March 31, 2019, the following shares were not included in the diluted EPS calculation because they were anti-dilutive (in thousands)(1):

Series J convertible perpetual preferred stock	15,951
_______________________________________________________________________________

(1)
For the three months ended March 31, 2019, the effect of certain of the Company's restricted stock awards were anti-dilutive. The Company will settle conversions of the 3.125% Convertible Notes (refer to Note 11) by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the three months ended March 31, 2020 and 2019 and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such period.

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
(unaudited)

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
The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2020
Recurring basis:
Derivative liabilities(1)	$20,685	$—	$20,685	$—
Available-for-sale securities(1)	23,640	—	—	23,640
Non-recurring basis:
Other investments(2)	44,882	—	44,882	—

As of December 31, 2019
Recurring basis:
Derivative assets(1)	$114	$—	$114	$—
Derivative liabilities(1)	8,680	—	8,680	—
Available-for-sale securities(1)	23,896	—	—	23,896
Non-recurring basis:
Impaired land and development(3)	40,000	—	—	40,000

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

(2)
During the three months ended March 31, 2020, the Company identified an observable price change in an equity security held by the Company as evidenced by an orderly private issuance of similar securities by the same issuer and, as such, classified such observable price change as Level 2.

(3)
The Company recorded aggregate impairments of $5.3 million on two land and development assets with an estimated aggregate fair value of $40.0 million. The estimated fair values are based on expected sales proceeds.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the three months ended March 31, 2020 and 2019 ($ in thousands):

	2020	2019
Beginning balance	$23,896	$21,661
Repayments	(459)	(46)
Unrealized gains recorded in other comprehensive income	203	1,000
Ending balance	$23,640	$22,615

Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $0.9 billion and $3.0 billion, respectively, as of March 31, 2020 and $0.9 billion and $3.6 billion, respectively, as of December 31, 2019. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable, net investment in leases and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.
Note 18—Segment Reporting
The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Net Lease, Real Estate Finance, Operating Properties and Land and Development. The Net Lease segment includes the Company's activities and operations related to the ownership of properties generally leased to single corporate tenants and its investment in SAFE (refer to Note 8). The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans and real estate related securities. The Operating Properties segment includes the Company's activities and operations related to its commercial and residential properties. The Land and Development segment includes the Company's activities related to its developable land portfolio.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended March 31, 2020:
Operating lease income	$41,464	$—	$5,774	$108	$—	$47,346
Interest income	823	16,393	—	—	—	17,216
Interest income from sales-type leases	8,355	—	—	—	—	8,355
Other income	4,293	306	3,157	624	11,988	20,368
Land development revenue	—	—	—	80,176	—	80,176
Earnings (losses) from equity method investments	19,531	—	(2,667)	584	(836)	16,612
Total revenue and other earnings	74,466	16,699	6,264	81,492	11,152	190,073
Real estate expense	(6,229)	—	(7,663)	(8,606)	—	(22,498)
Land development cost of sales	—	—	—	(77,059)	—	(77,059)
Other expense	—	(19)	—	—	(55)	(74)
Allocated interest expense	(24,478)	(6,199)	(2,259)	(4,570)	(5,886)	(43,392)
Allocated general and administrative(2)	(6,989)	(2,097)	(789)	(2,819)	(5,307)	(18,001)
Segment profit (loss)(3)	$36,770	$8,384	$(4,447)	$(11,562)	$(96)	$29,049
Other significant items:
Provision for loan losses	$137	$3,866	$—	$—	$—	$4,003
Provision for losses on net investment in leases	1,292	—	—	—	—	1,292
Impairment of assets	1,708	—	—	—	—	1,708
Depreciation and amortization	12,656	—	1,284	243	303	14,486
Capitalized expenditures	1,846	—	917	12,027	—	14,790

Three Months Ended March 31, 2019:
Operating lease income	$49,482	$—	$9,356	$77	$—	$58,915
Interest income	—	20,375	—	—	—	20,375
Other income	3,420	2,189	2,375	3,447	3,382	14,813
Land development revenue	—	—	—	12,699	—	12,699
Earnings (losses) from equity method investments	7,230	—	(2,410)	287	202	5,309
Income from sales of real estate	—	—	9,407	—	—	9,407
Total revenue and other earnings	60,132	22,564	18,728	16,510	3,584	121,518
Real estate expense	(6,106)	—	(11,033)	(8,801)	—	(25,940)
Land development cost of sales	—	—	—	(14,449)	—	(14,449)
Other expense	—	(265)	—	—	(243)	(508)
Allocated interest expense	(21,766)	(8,413)	(2,918)	(5,127)	(8,353)	(46,577)
Allocated general and administrative(2)	(5,678)	(2,209)	(761)	(3,257)	(4,945)	(16,850)
Segment profit (loss)(3)	$26,582	$11,677	$4,016	$(15,124)	$(9,957)	$17,194
Other significant items:
Recovery of loan losses	$—	$(97)	$—	$—	$—	$(97)
Impairment of assets	—	—	3,851	—	—	3,851
Depreciation and amortization	13,561	—	1,557	247	303	15,668
Capitalized expenditures	2,756	—	416	36,079	—	39,251

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
As of March 31, 2020
Real estate
Real estate, net	$1,301,176	$—	$199,913	$—	$—	$1,501,089
Real estate available and held for sale	25,730	—	8,661	—	—	34,391
Total real estate	1,326,906	—	208,574	—	—	1,535,480
Net investment in leases	409,976	—	—	—	—	409,976
Land and development, net	—	—	—	514,064	—	514,064
Loans receivable and other lending investments, net	43,344	807,491	—	—	—	850,835
Other investments	880,534	—	60,009	36,672	52,337	1,029,552
Total portfolio assets	$2,660,760	$807,491	$268,583	$550,736	$52,337	4,339,907
Cash and other assets						882,674
Total assets						$5,222,581

As of December 31, 2019
Real estate
Real estate, net	$1,327,082	$—	$200,137	$—	$—	$1,527,219
Real estate available and held for sale	—	—	8,650	—	—	8,650
Total real estate	1,327,082	—	208,787	—	—	1,535,869
Net investment in leases	418,915	—	—	—	—	418,915
Land and development, net	—	—	—	580,545	—	580,545
Loans receivable and other lending investments, net	44,339	783,522	—	—	—	827,861
Other investments	760,068	—	61,686	42,866	43,255	907,875
Total portfolio assets	$2,550,404	$783,522	$270,473	$623,411	$43,255	4,271,065
Cash and other assets						814,044
Total assets						$5,085,109
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

(2)	General and administrative excludes stock-based compensation expense of $16.3 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended March 31,
	2020	2019
Segment profit	$29,049	$17,194
Add/Less: (Provision for) recovery of loan losses	(4,003)	97
Less: Provision for losses on net investment in leases	(1,292)	—
Less: Impairment of assets	(1,708)	(3,851)
Less: Stock-based compensation expense	(16,270)	(4,249)
Less: Depreciation and amortization	(14,486)	(15,668)
Less: Income tax expense	(60)	(25)
Less: Loss on early extinguishment of debt, net	(4,115)	(468)
Net loss	$(12,885)	$(6,970)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 19—Subsequent Events

  The coronavirus ("COVID-19") pandemic outbreak has rapidly and dramatically impacted the United States and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The United States financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within most sectors, including real estate. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. At this time, the Company cannot predict the extent of the impacts of the COVID-19 crisis on its business. The ultimate impact of COVID-19 on the Company's business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the extent of its impact on the global economy, which are uncertain and cannot be predicted at this time. See the Risk Factors section of this report for additional discussion of certain potential risks to the Company's business arising from the COVID-19 crisis.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our Annual Report and in this Report, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
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
Executive Overview

The coronavirus (COVID-19) outbreak has rapidly and dramatically impacted the US and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The US financial markets have experienced significant disruption, with heightened stock market volatility and highly constrained credit conditions within most sectors, including real estate. We are focused on ensuring the health and safety of our personnel and the continuity of business activities at iStar and SAFE, monitoring the effects of the crisis on our and SAFE's customers, marshalling available liquidity at both companies, implementing appropriate cost containment measures and preparing for the eventual resumption of more normalized activities. At this time, we cannot predict the extent of the impacts of the COVID-19 crisis on our or SAFE's business. We will continue to monitor its effects on a daily basis and will adjust operations as necessary
The crisis began to materially affect our business in the latter part of the first quarter when we and most of our tenants and borrowers began working from home and normal business operations at companies throughout the United States ceased. There are no reliable forecasts as to how long these conditions will persist. While our financial results for the first quarter of 2020 were generally in line with our expectations, we may experience a material decline in rent and interest payments received in the second quarter and thereafter until more normalized business conditions resume. We increased our allowance for loan losses in the first quarter and expect that we will continue to do so in future quarters while the COVID-19 pandemic continues to materially affect the US economy.
In 2019, we took advantage of favorable interest rate and liquidity conditions to refinance and pay down outstanding debt through the issuance of an aggregate of $1.325 billion of unsecured notes. The refinancings reduced our interest costs and improved our debt maturity profile. We have no corporate debt maturities through September 2022. In addition, in the fourth quarter 2019 substantially all of our Series J preferred stock was converted by the holders thereof into approximately 16.5 million shares of our common stock, which increased our equity base. Subsequent to March 31, 2020, we repaid the Revolving Credit Facility in full and our liquidity position at the date of this report included approximately $85 million of unrestricted cash and $350 million of undrawn capacity on our Revolving Credit Facility (refer to Note 11).
The COVID-19 crisis may adversely affect our strategies of monetizing legacy assets and materially scaling SAFE's portfolio for the time being. Equity and debt financing for real estate transactions generally is constrained. In addition, the crisis has made it more difficult to execute transactions as people are unable to visit properties, local governmental offices are closed and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions may adversely affect our strategy while they persist. See the Risk Factors section of this report for additional discussion of certain potential risks to our business arising from the COVID-19 crisis.

Portfolio Overview

As of March 31, 2020, based on our gross book value, including the carrying value of our equity method investments gross of accumulated depreciation, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Net Lease	Real Estate Finance	Operating Properties	Land & Development	Total	% of Total
Office / Industrial	$1,177,330	$104,894	$97,790	$—	$1,380,014	28.9%
Entertainment / Leisure	933,689	—	16,162	—	949,851	19.8%
Ground Leases	878,276	—	—	—	878,276	18.3%
Land and Development	—	97,324	—	400,817	498,141	10.4%
Condominium	—	187,848	20,937	145,558	354,343	7.4%
Hotel	—	172,965	82,565	—	255,530	5.3%
Multifamily	—	162,343	54,294	5,896	222,533	4.6%
Retail	57,348	68,939	41,398	8,295	175,980	3.7%
Other Property Types	—	23,640	—	—	23,640	0.5%
Strategic Investments(1)	—	—	—	—	52,337	1.1%
Total	$3,046,643	$817,953	$313,146	$560,566	$4,790,645	100.0%
Percentage of Total	64%	17%	7%	12%	100%
_______________________________________________________________________________

(1)	Strategic Investments is comprised of $44.9 million of office/industrial and $7.4 million of other property types.

Geographic Region	Net Lease	Real Estate Finance	Operating Properties	Land & Development	Total	% of Total
Northeast	$914,897	$309,546	$93,425	$304,179	$1,622,047	33.9%
West	482,959	262,353	56,489	38,809	840,610	17.5%
Mid-Atlantic	506,309	12,803	—	123,763	642,875	13.4%
Central	419,506	76,274	45,642	31,500	572,922	12.0%
Southwest	388,075	15,385	104,307	43,611	551,378	11.5%
Southeast	325,435	55,224	13,283	18,704	412,646	8.6%
Various	9,462	86,368	—	—	95,830	2.0%
Strategic Investments	—	—	—	—	52,337	1.1%
Total	$3,046,643	$817,953	$313,146	$560,566	$4,790,645	100.0%

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

The net lease segment includes our Ground Lease investments made primarily through SAFE and our traditional net lease investments. As of March 31, 2020, our consolidated net lease portfolio totaled $2.1 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II, exclusive of accumulated depreciation, totaled $3.0 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate(1)	Net Lease Venture II	SAFE
Ownership %	100.0%	51.9%	65.4%
Gross book value (millions)(2)	$2,146	$175	$2,705

% Leased	99.4%	100.0%	100.0%
Square footage (thousands)	15,738	1,998	N/A
Weighted average lease term (years)(3)	17.8	6.5	89.6
Weighted average yield(4)	8.0%	10.4%	4.4%
_______________________________________________________________________________
(1)We own 51.9% of the Net Lease Venture which is consolidated in our GAAP financial statements (refer to Note 4).

(2)
Gross book value represents the acquisition cost of real estate and any additional capital invested into the property by us. Consolidated Real Estate includes amounts recorded as net investment in leases (refer to Note 5) and financing receivables in loans and other lending investments (refer to Note 7). SAFE includes its 54.8% pro rata share of its unconsolidated equity method investment.

(3)
Weighted average lease term is calculated using GAAP rent and the initial maturity and does not include extension options. SAFE includes its 54.8% pro rata share of its unconsolidated equity method investment.

(4)Yield for SAFE is calculated over the trailing twelve months and excludes management fees earned by us.
Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets and gave a right of first refusal to the venture on all new net lease investments that met specified investment criteria (refer to Note 4 in our consolidated financial statements for more information on our Net Lease Venture). The Net Lease Venture's investment period expired on June 30, 2018 and the remaining term of the venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of us and our partner. We obtained control over the Net Lease Venture when the investment period expired on June 30, 2018 and consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment.
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

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE's Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on its land at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of March 31, 2020, we owned approximately 65.4% of SAFE's common stock outstanding.
We account for our investment in SAFE as an equity method investment (refer to Note 8). We act as SAFE's external manager pursuant to a management agreement, and we have an exclusivity agreement with SAFE pursuant to which we agreed, subject to certain exceptions, that we will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless we have first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.
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

As of March 31, 2020, our real estate finance portfolio, including securities and other lending investments, totaled $862.4 million, exclusive of general loan loss allowance. The portfolio, excluding securities and other lending investments, included $692.1 million of performing loans with a weighted average maturity of 1.4 years.

The tables below summarize our loans and the allowance for loan losses associated with our loans ($ in thousands):

	March 31, 2020
	Number of Loans	Gross Carrying Value	Allowance for Loan Losses	Carrying Value	% of Total	Allowance for Loan Losses as a % of Gross Carrying Value
Performing loans	22	$692,129	$(11,563)	$680,566	97.7%	1.7%
Non-performing loans	1	37,517	(21,701)	15,816	2.3%	57.8%
Total	23	$729,646	$(33,264)	$696,382	100.0%	4.6%

	December 31, 2019
	Number of Loans	Gross Carrying Value	Allowance for Loan Losses	Carrying Value	% of Total	Allowance for Loan Losses as a % of Gross Carrying Value
Performing loans	22	$665,460	$(6,933)	$658,527	97.6%	1.0%
Non-performing loans	1	37,820	(21,701)	16,119	2.4%	57.4%
Total	23	$703,280	$(28,634)	$674,646	100.0%	4.1%

Performing Loans—The table below summarizes our performing loans exclusive of allowances ($ in thousands):

	March 31, 2020	December 31, 2019
Senior mortgages	$558,043	$534,765
Corporate/Partnership loans	123,023	119,818
Subordinate mortgages	11,063	10,877
Total	$692,129	$665,460

Weighted average LTV	60%	61%
Yield	8.2%	8.8%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2020 and December 31, 2019, we had one non-performing loan with a carrying value of $15.8 million and $16.1 million, respectively. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $33.3 million as of March 31, 2020, or 4.6% of total loans, compared to $28.6 million, or 4.1%, as of December 31, 2019. We expect that our level of allowance for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and allowances requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2020 and December 31, 2019, asset-specific allowances were $21.7 million.

The formula-based general allowance is derived from estimated principal default probabilities and loss severities applied to groups of performing loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. During this assessment, we perform a comprehensive analysis of our loan portfolio and assign risk ratings to loans that incorporate management's current judgments and future expectations about their credit quality based on all known and relevant factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. We estimate loss rates based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.

The general allowance increased to $11.6 million or 1.7% of performing loans and other lending investments as of March 31, 2020, compared to $6.9 million or 1.0% of performing loans and other lending investments as of December 31, 2019. The increase was due to a $0.7 million general allowance recorded upon the adoption of ASU 2016-13 on January 1, 2020 (refer to Note 3) and an increase in the general allowance of $3.9 million during the three months ended March 31, 2020.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including office, retail, hotel and residential properties. As of March 31, 2020, our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $313.1 million.

Land and Development
The following table presents a land and development portfolio rollforward for the three months ended March 31, 2020.

Land and Development Portfolio Rollforward
(in millions)
	Asbury Ocean Club and Asbury Park Waterfront	Magnolia Green	All Others	Total Segment
Beginning balance(1)	$234.6	$112.9	$233.0	$580.5
Asset sales(2)	(10.6)	(5.4)	(59.5)	(75.5)
Capital expenditures	5.6	5.6	0.9	12.1
Other	—	(0.6)	(2.4)	(3.0)
Ending balance(1)	$229.6	$112.5	$172.0	$514.1
_______________________________________________________________________

(1)	As of March 31, 2020 and December 31, 2019, Total Segment excludes $36.7 million and $42.9 million, respectively, of equity method investments.

(2)	Represents gross book value of the assets sold, rather than proceeds received.

Results of Operations for the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

	For the Three Months Ended March 31,
	2020	2019	$ Change
	(in thousands)
Operating lease income	$47,346	$58,915	$(11,569)
Interest income	17,216	20,375	(3,159)
Interest income from sales-type leases	8,355	—	8,355
Other income	20,368	14,813	5,555
Land development revenue	80,176	12,699	67,477
Total revenue	173,461	106,802	66,659
Interest expense	43,392	46,577	(3,185)
Real estate expense	22,498	25,940	(3,442)
Land development cost of sales	77,059	14,449	62,610
Depreciation and amortization	14,486	15,668	(1,182)
General and administrative	34,271	21,099	13,172
Provision for (recovery of) loan losses	4,003	(97)	4,100
Provision for losses on net investment in leases	1,292	—	1,292
Impairment of assets	1,708	3,851	(2,143)
Other expense	74	508	(434)
Total costs and expenses	198,783	127,995	70,788
Income from sales of real estate	—	9,407	(9,407)
Loss on early extinguishment of debt, net	(4,115)	(468)	(3,647)
Earnings from equity method investments	16,612	5,309	11,303
Income tax expense	(60)	(25)	(35)
Net loss	$(12,885)	$(6,970)	$(5,915)

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $11.6 million, or 20%, to $47.3 million during the three months ended March 31, 2020 from $58.9 million for the same period in 2019. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended March 31,
	2020	2019	Change
Net Lease(1)	$41.5	$49.5	$(8.0)
Operating Properties(2)	5.7	9.3	(3.6)
Land and Development	0.1	0.1	—
Total	$47.3	$58.9	$(11.6)
______________________________________________________________

(1)	Change primarily due to the reclassification of certain operating leases to sales-type leases in May 2019 (refer to Note 5) and asset sales, partially offset by new acquisitions.

(2)	Change primarily due to asset sales.

The following table shows certain same store statistics for our consolidated Net Lease segment. Same store assets are defined as assets we owned on or prior to January 1, 2019 and were in service through March 31, 2020 (Operating lease income in millions).

	Three Months Ended March 31,
	2020	2019
Operating lease income	$40.3	$39.7
Rent per square foot	$10.81	$10.53
Occupancy(1)	99.4%	99.9%
______________________________________________________________

(1)	Occupancy as of March 31, 2020 and 2019.

Interest income decreased $3.2 million, or 16%, to $17.2 million during the three months ended March 31, 2020 from $20.4 million for the same period in 2019. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $792 million for the three months ended March 31, 2020 and $910 million for the three months ended March 31, 2019. The weighted average yield on our performing loans and other lending investments was 8.2% and 9.1%, respectively, for the three months ended March 31, 2020 and 2019.
On January 1, 2019, we adopted new accounting standards and classified certain of our leases in 2019 as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our leases that do not qualify as sales-type leases. Interest income from sales-type leases was $8.4 million for the three months ended March 31, 2020.
Other income increased $5.6 million, or 38%, to $20.4 million during the three months ended March 31, 2020 from $14.8 million for the same period in 2019. Other income during the three months ended March 31, 2020 consisted primarily of a gain we recognized in connection with an equity security, income from our hotel properties, other ancillary income from our operating properties, land and development projects and loan portfolio and interest income on our cash. Other income during the three months ended March 31, 2019 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and land and development projects and interest income on our cash. The increase in 2020 was due primarily to a $9.9 million gain we recognized in connection with an equity security, partially offset by a decrease in ancillary income from our land and development projects.
Land development revenue and cost of sales—During the three months ended March 31, 2020, we sold residential lots and units and recognized land development revenue of $80.2 million which had associated cost of sales of $77.1 million. During the three months ended March 31, 2019, we sold residential lots and units and recognized land development revenue of $12.7 million which had associated cost of sales of $14.4 million. The increase in 2020 was primarily the result of $36.0 million in land development revenue from the sale of a master planned community in California with a corresponding increase in cost of sales.
Costs and expenses—Interest expense decreased $3.2 million, or 7%, to $43.4 million during the three months ended March 31, 2020 from $46.6 million for the same period in 2019 due primarily to a decrease in our weighted average cost of debt, which was 4.9% for the three months ended March 31, 2020 compared to 5.5% for the three months ended March 31, 2019. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, decreased to $3.57 billion for the three months ended March 31, 2020 from $3.60 billion for the same period in 2019.
Real estate expenses decreased $3.4 million, or 13%, to $22.5 million during the three months ended March 31, 2020 from $25.9 million for the same period in 2019. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended March 31,
	2020	2019	Change
Operating Properties(1)	$7.7	$11.0	$(3.3)
Land and Development(2)	8.6	8.8	(0.2)
Net Lease(3)	6.2	6.1	0.1
Total	$22.5	$25.9	$(3.4)
______________________________________________________________

(1)	Change primarily due to asset sales, partially offset by an asset beginning operations during 2019.

(2)	Change primarily due to a decrease in legal and consulting costs.

(3)	Change primarily due to new acquisitions, partially offset by asset sales.

Depreciation and amortization decreased $1.2 million, or 8%, to $14.5 million during the three months ended March 31, 2020 from $15.7 million for the same period in 2019, primarily due to asset sales and the reclassification of certain operating leases to sales-type lease (refer to Note 5), partially offset by new acquisitions.
General and administrative expenses increased $13.2 million, or 62%, to $34.3 million during the three months ended March 31, 2020 from $21.1 million for the same period in 2019. Excluding performance based compensation, general and administrative expenses decreased to $13.3 million in 2020 from $13.7 million in 2019, which does not include $2.9 million and $1.5 million, respectively, in management fees earned from SAFE that we record in other income. General and administrative expenses net of performance based compensation and SAFE management fees was $10.4 million in 2020 and $12.2 million in 2019. The following table summarizes our general and administrative expenses for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020		2019	Change
Payroll and related costs	$8.3		$8.5	$(0.2)
Performance based compensation(1)	21.0	5.0	7.4	13.6
Public company costs	1.9		1.5	0.4
Occupancy costs	1.1		1.1	—
Other	2.0		2.6	(0.6)
Total	$34.3		$21.1	$13.2
____________________________________________________

(1)
Includes performance based compensation related to our Performance Incentive Plans and Annual Incentive Plan. Please refer to Note 15 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans.

The provision for loan losses was $4.0 million for the three months ended March 31, 2020 as compared to a recovery of loan losses of $0.1 million for the same period in 2019. The provision for loan losses for the three months ended March 31, 2020 resulted from the adoption of ASU 2016-13 (refer to Note 3). The recovery of loan losses for the three months ended March 31, 2019 was due to a decrease in the general allowance of $0.6 million offset by an increase in the specific allowance of $0.5 million
The provision for losses on net investment in leases for the three months ended March 31, 2020 included a general allowance resulting from the adoption of ASU 2016-13 (refer to Note 3).
During the three months ended March 31, 2020, we recorded an impairment of $1.7 million in connection with the sale of a net lease asset. During the three months ended March 31, 2019, we recorded an impairment of $3.2 million in connection with the sale of a commercial operating property and $0.7 million of impairments in connection with the sale of residential condominium units.
Other expense decreased to $0.1 million during the three months ended March 31, 2020 from $0.5 million for the same period in 2019.
Income from sales of real estate—During the three months ended March 31, 2019, we recorded $9.4 million of income from sales of real estate in connection with the sale of operating properties.

Loss on early extinguishment of debt, net—During the three months ended March 31, 2020 and 2019, we incurred losses on early extinguishment of debt of $4.1 million and $0.5 million, respectively, resulting from the repayment of senior notes prior to maturity.
Earnings from equity method investments—Earnings from equity method investments increased to $16.6 million during the three months ended March 31, 2020 from $5.3 million for the same period in 2019. During the three months ended March 31, 2020, we recognized $19.3 million of income from our equity method investment in SAFE, which included a dilution gain of $7.9 million resulting from a SAFE equity offering in March 2020, offset by $2.7 million of aggregate losses from our remaining equity method investments. During the three months ended March 31, 2019, we recognized $7.3 million from our equity method investment in SAFE offset by $2.0 million of aggregate losses from our remaining equity method investments.
Income tax expense—Income tax expense of $0.1 million was recorded during the three months ended March 31, 2020 as compared to an income tax expense of $0.1 million for the same period in 2019. The income tax expense for the three months ended March 31, 2020 and 2019 is related primarily to state margins taxes and other minimum state franchise taxes.

Adjusted Earnings

In 2019, we announced a new business strategy that would focus our management personnel and our investment resources primarily on scaling our Ground Lease platform. As part of this strategy, we accelerated the monetization of legacy assets, reducing our legacy portfolio to approximately 16% of our overall portfolio as of March 31, 2020, and deployed a substantial portion of the proceeds into additional investments in SAFE and new loan and net lease originations relating to the Ground Lease business. Management has determined that, effective for the quarter ended March 31, 2020, a modified non-GAAP earnings metric, designated "adjusted earnings," is the metric it uses to assess our execution of this strategy and the performance of our operations. Adjusted earnings reflects impairment charges and loan provisions in the same period in which they are recognized in net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), rather than in a later period when the asset is sold. We believe this change is appropriate as legacy asset sales become less central to our business, even though sales may be material to particular periods when they occur.

Adjusted earnings is used internally as a supplemental performance measure adjusting for certain items to give management a view of income more directly derived from operating activities in the period in which they occur. Adjusted earnings is calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, including our proportionate share of depreciation and amortization from equity method investments and excluding depreciation and amortization allocable to noncontrolling interests, stock-based compensation expense, the non-cash portion of loss on early extinguishment of debt and the liquidation preference recorded as a premium above book value on the redemption of preferred stock ("Adjusted Earnings"). All prior periods have been calculated in accordance with this definition.

Adjusted Earnings should be examined in conjunction with net income (loss) as shown in our consolidated statements of operations. Adjusted Earnings should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Earnings indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Earnings is an additional measure we use to analyze our business performance because it excludes the effects of certain non-cash charges that we believe are not necessarily indicative of our operating performance. It should be noted that our manner of calculating Adjusted Earnings may differ from the calculations of similarly-titled measures by other companies.

	For the Three Months Ended March 31,
	2020	2019	2018
	(in thousands)
Adjusted Earnings
Net income (loss) allocable to common shareholders	$(21,450)	$(17,565)	$26,809
Add: Depreciation and amortization	15,056	15,437	16,767
Add: Stock-based compensation expense	16,270	4,249	9,091
Add: Non-cash portion of loss on early extinguishment of debt	799	468	372
Adjusted earnings allocable to common shareholders	$10,675	$2,589	$53,039

Liquidity and Capital Resources

During the three months ended March 31, 2020, we invested $182.9 million into new investments, prior financing commitments and ongoing real estate development. This amount includes $42.5 million in real estate finance, $15.6 million to develop our land and development assets, $124.0 million to invest in net lease assets inclusive of $105.5 million in SAFE, and $0.7 million of capital to reposition or redevelop our operating properties and $0.1 million in other investments. Also during the three months ended March 31, 2020, we generated $114.8 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $18.2 million from real estate finance, $10.1 million from operating properties and net lease assets and $86.4 million from land and development assets. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Three Months Ended March 31,
	2020	2019
Operating Properties	$716	$1,242
Net Lease	3,292	3,942
Total capital expenditures on real estate assets	$4,008	$5,184

Land and Development	$15,035	$37,762
Total capital expenditures on land and development assets	$15,035	$37,762
Subsequent to March 31, 2020, we repaid the Revolving Credit Facility in full and as of the date of this report, we had unrestricted cash of approximately $85.0 million and $350.0 million of borrowing capacity available under the Revolving Credit Facility. The COVID-19 crisis has for the time being adversely affected our strategies of monetizing legacy assets and materially scaling SAFE's portfolio as its Manager. These conditions may adversely affect our strategies while they persist. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, distributions to shareholders and funding ongoing business operations. In the near term we plan to limit cash expenditures to the extent practicable. The amount we actually invest will depend on the full impact of COVID-19 on our business and the pace of the economic recovery. We also had approximately $284.4 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have $472.7 million principal amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers. Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of March 31, 2020 (refer to Note 11 to our consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,012,500	$—	$687,500	$775,000	$550,000	$—
Secured credit facilities	491,875	—	—	491,875	—	—
Revolving credit facility	300,000	—	300,000	—	—	—
Mortgages	724,209	67,796	168,999	23,213	455,562	8,639
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,628,584	67,796	1,156,499	1,290,088	1,005,562	108,639
Interest Payable(1)	670,250	150,591	268,213	168,966	64,927	17,553
Loan Participations Payable(2)	37,892	37,892	—	—	—	—
Lease Obligations(3)	1,632,593	9,296	22,106	23,836	36,154	1,541,201
Total	$5,969,319	$265,575	$1,446,818	$1,482,890	$1,106,643	$1,667,393
_______________________________________________________________________________

(1)
Variable-rate debt assumes one-month LIBOR of 0.99% and three-month LIBOR of 1.45% that were in effect as of March 31, 2020. Interest payable does not include payments that may be required under our interest rate derivatives.

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

Collateral Assets—The carrying value of our assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	March 31, 2020		December 31, 2019
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,392,658	$108,431	$1,409,585	$117,634
Real estate available and held for sale	—	34,391	—	8,650
Net investment in leases(2)	420,380	—	418,915	—
Land and development, net	—	514,064	—	580,545
Loans receivable and other lending investments, net(3)(4)	234,612	590,019	233,104	566,050
Other investments	—	1,029,552	—	907,875
Cash and other assets	—	882,674	—	814,044
Total	$2,047,650	$3,159,131	$2,061,604	$2,994,798
_______________________________________________________________________________

(1)
The Senior Term Loan and the Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of March 31, 2020, Collateral Assets includes $428.5 million carrying value of assets held by entities whose equity interests are pledged as collateral for the Revolving Credit Facility.

(2)	As of March 31, 2020, the amount presented excludes a general allowance for net investment of leases of $10.4 million.

(3)	As of March 31, 2020 and December 31, 2019, the amounts presented exclude general allowances for loan losses of $11.6 million and $6.9 million, respectively.

(4)	As of March 31, 2020 and December 31, 2019, the amounts presented exclude loan participations of $37.8 million and $35.6 million, respectively.

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
The Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under both the Senior Term Loan and the Revolving Credit Facility we are permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and we remain in compliance with our financial covenants after giving effect to the dividend. We declared common stock dividends of $7.8 million, or $0.10 per share, for the three months ended March 31, 2020.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2020, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate(2)	Other Investments	Total(3)
Performance-Based Commitments	$183,608	$81,718	$53,122	$318,448
Strategic Investments	—	—	17,351	17,351
Total	$183,608	$81,718	$70,473	$335,799
_______________________________________________________________________________

(1)	Excludes $12.1 million of commitments on loan participations sold that are not our obligation.

(2)	Includes a commitment to invest up to $55.0 million in additional bowling centers over the next several years (refer to Note 5).

(3)	Subsequent to March 31, 2020, total unfunded commitments was reduced by approximately $51.4 million through fundings and loans with unfunded commitments being repaid.

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2020, we repurchased 1.0 million shares of our outstanding common stock for $12.0 million, for an average cost of $12.51 per share. During the three months ended March 31, 2019, we repurchased 2.3 million shares of our outstanding common stock for $19.2 million, for an average cost of $8.46 per share. As of March 31, 2020, we had remaining authorization to repurchase up to $22.1 million of common stock under our stock repurchase program.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 or 50 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.99% as of March 31, 2020. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-50 Basis Points	$873
-10 Basis Points	145
Base Interest Rate	—
+10 Basis Points	(145)
+50 Basis Points	(707)
+100 Basis Points	(1,081)
______________________________________________________________________________

(1)
As of March 31, 2020, we have an overall net variable-rate asset position. In addition, as of March 31, 2020, $425.2 million of our floating rate loans have a weighted average interest rate floor of 1.5% and $37.9 million of our floating rate debt obligations have a weighted average interest rate floor of 1.5%.

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

Item 1a.    Risk Factors
In addition to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, you should consider carefully the following in evaluating an investment in the Company's securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and market price of the Company's common stock.
The current novel coronavirus, or COVID-19, pandemic or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our performance, financial condition, results of operations, stock price, cash flows and ability to pay distributions. Further, the pandemic has caused disruptions in the U.S. and global economies and financial markets and created widespread business continuity issues of an as yet unknown magnitude and duration.
The COVID-19 pandemic outbreak has rapidly and dramatically impacted the US and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The US financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within most sectors, including real estate. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. At this time, we cannot predict the extent of the impacts of the COVID-19 crisis on our business. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary.
COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of our operating properties resulting from government or tenant action;

•
the reduced economic activity impacts our tenants' and borrowers' businesses, financial condition and liquidity and may cause one or more of our tenants or borrowers to be unable to meet their obligations to us in full, or at all;

•
as of March 31, 2020, the entertainment/leisure and hotel sectors represented approximately 19.8% and 5.3%, respectively, of the gross book value of our investments. These sectors have been particularly stressed by the COVID-19 pandemic. One of our entertainment sector net lease tenants, representing approximately 0.7% of the gross book value of our investments as of March 31, 2020 and 0.4% of our revenues for the quarter, declared bankruptcy in April, which may result in the loss of all or a part of the future rent under this lease. There can be no assurance that additional tenant or borrower bankruptcies will not occur in these and other sectors;

•	the decline in real estate transaction activity and constrained credit conditions may adversely affect our strategies of monetizing legacy assets and scaling SAFE's portfolio as its Manager;

•	our earnings could be negatively impacted by increased allowances against potential future losses;

•
deteriorations in our financial condition may cause us to be unable to satisfy financial covenants in our debt obligations. If we are unable to meet our covenants, our lenders may declare us to be in default and require us to repay outstanding borrowings;

•	potential negative impact on the health of our employees, particularly if a significant number of them are impacted;

•
difficulty accessing debt and equity capital on attractive terms, or at all, and any disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants' and borrowers' access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' or borrowers' ability to meet their obligations to us; and

•
a deterioration in our and our tenants' or borrowers' ability to operate in affected areas or delays in the supply of products or services to us and our tenants or borrowers from vendors that are needed for our and our tenants' and borrowers' efficient operations.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.
There were no other material changes from the risk factors previously disclosed in our Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
January 1 to January 31	403,164	$14.39	403,164	$28,364,587
February 1 to February 29	46,900	$15.93	46,900	$27,618,162
March 1 to March 31	512,700	$10.72	512,700	$22,131,601
_______________________________________________________________________________

(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 is formatted in Inline XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
Date:	April 30, 2020	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	April 30, 2020	/s/ JEREMY FOX-GEEN
Jeremy Fox-Geen Chief Financial Officer (principal financial officer)

iStar Inc. Registrant
Date:	April 30, 2020	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal accounting officer)