Form 10-Q
period 2020-06-30
ISTAR INC.
filed 2020-08-06
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2020
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
As of August 4, 2020, there were 75,142,943 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	June 30, 2020	December 31, 2019
ASSETS
Real estate
Real estate, at cost	$1,742,633	$1,761,079
Less: accumulated depreciation	(246,565)	(233,860)
Real estate, net	1,496,068	1,527,219
Real estate available and held for sale	32,163	8,650
Total real estate	1,528,231	1,535,869
Net investment in leases ($10,937 of allowances as of June 30, 2020)	413,736	418,915
Land and development, net	504,577	580,545
Loans receivable and other lending investments, net ($35,612 and $28,634 of allowances as of June 30, 2020 and December 31, 2019, respectively)	801,707	827,861
Other investments	1,049,930	907,875
Cash and cash equivalents	80,666	307,172
Accrued interest and operating lease income receivable, net	10,691	10,162
Deferred operating lease income receivable, net	52,742	54,222
Deferred expenses and other assets, net	440,320	442,488
Total assets	$4,882,600	$5,085,109
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$445,557	$424,374
Liabilities associated with properties held for sale	99	57
Loan participations payable, net	40,097	35,638
Debt obligations, net	3,283,062	3,387,080
Total liabilities	3,768,815	3,847,149
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 14)	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 75,559 and 77,810 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	76	78
Additional paid-in capital	3,260,173	3,284,877
Accumulated deficit	(2,279,284)	(2,205,838)
Accumulated other comprehensive loss (refer to Note 14)	(59,045)	(38,707)
Total iStar Inc. shareholders' equity	921,932	1,040,422
Noncontrolling interests	191,853	197,538
Total equity	1,113,785	1,237,960
Total liabilities and equity	$4,882,600	$5,085,109
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Operating lease income	$46,812	$55,185	$94,158	$114,100
Interest income	15,439	20,341	32,655	40,716
Interest income from sales-type leases	8,295	3,817	16,650	3,817
Other income	10,292	10,050	30,660	24,863
Land development revenue	15,577	9,075	95,752	21,774
Total revenues	96,415	98,468	269,875	205,270
Costs and expenses:
Interest expense	41,950	43,752	85,341	90,329
Real estate expense	14,276	22,038	36,774	47,978
Land development cost of sales	16,287	9,236	93,346	23,684
Depreciation and amortization	14,300	13,718	28,786	29,386
General and administrative	18,998	27,303	53,270	48,402
Provision for loan losses	2,067	110	6,070	13
Provision for losses on net investment in leases	534	—	1,826	—
Impairment of assets	4,783	1,102	6,491	4,953
Other expense	203	11,883	277	12,391
Total costs and expenses	113,398	129,142	312,181	257,136
Income from sales of real estate	62	220,523	62	229,930
Income (loss) from operations before earnings from equity method investments and other items	(16,921)	189,849	(42,244)	178,064
Loss on early extinguishment of debt, net	—	—	(4,115)	(468)
Earnings from equity method investments	2,586	3,640	19,198	8,949
Selling profit from sales-type leases	—	180,416	—	180,416
Net income (loss) before income taxes	(14,335)	373,905	(27,161)	366,961
Income tax expense	(28)	(214)	(88)	(240)
Net income (loss)	(14,363)	373,691	(27,249)	366,721
Net (income) attributable to noncontrolling interests	(3,098)	(2,852)	(5,789)	(5,323)
Net income (loss) attributable to iStar Inc.	(17,461)	370,839	(33,038)	361,398
Preferred dividends	(5,874)	(8,124)	(11,748)	(16,248)
Net income (loss) allocable to common shareholders	$(23,335)	$362,715	$(44,786)	$345,150
Per common share data:
Net income (loss) allocable to common shareholders:
Basic	$(0.31)	$5.67	$(0.58)	$5.24
Diluted	$(0.31)	$4.55	$(0.58)	$4.26
Weighted average number of common shares:
Basic	76,232	64,019	76,838	65,873
Diluted	76,232	80,259	76,838	82,011

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(14,363)	$373,691	$(27,249)	$366,721
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges into earnings upon realization(1)	2,106	12,736	3,420	12,743
Unrealized gains on available-for-sale securities	972	709	1,175	1,709
Unrealized losses on cash flow hedges	(3,351)	(20,987)	(31,127)	(35,999)
Other comprehensive loss	(273)	(7,542)	(26,532)	(21,547)
Comprehensive income (loss)	(14,636)	366,149	(53,781)	345,174
Comprehensive (income) loss attributable to noncontrolling interests	(2,348)	147	405	(643)
Comprehensive income (loss) attributable to iStar Inc.	$(16,984)	$366,296	$(53,376)	$344,531
_______________________________________________________________________________
(1)Amounts reclassified to "Interest expense" in the Company's consolidated statements of operations for the three months ended June 30, 2020 and 2019 are $1,799 and $266, respectively, and amounts reclassified to "Interest expense" in the Company's consolidated statements of operations for the six months ended June 30, 2020 and 2019 are $2,887 and $417, respectively. Amount reclassified to "Income from sales of real estate" in the Company's consolidated statements of operations is $806 for the three and six months ended June 30, 2019. Amounts reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations for the three months ended June 30, 2020 and 2019 are $307 and $(9), respectively, and amounts reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations for the six months ended June 30, 2020 and 2019 are $533 and $(153), respectively. Amounts reclassified to "Other expense" in the Company's consolidated statements of operations are $11,673 for the three and six months ended June 30, 2019 resulting from hedged forecasted transactions becoming not probable to occur.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of March 31, 2020	$12	$—	$77	$3,275,055	$(2,247,504)	$(59,522)	$191,951	$1,160,069
Dividends declared—preferred	—	—	—		(5,874)	—	—	(5,874)
Dividends declared—common ($0.11 per share)	—	—	—	—	(8,445)	—	—	(8,445)
Issuance of stock/restricted stock unit amortization, net	—	—	1	860	—	—	848	1,709
Net income (loss)	—	—	—	—	(17,461)	—	3,098	(14,363)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	477	(750)	(273)
Repurchase of stock	—	—	(2)	(15,742)	—	—	—	(15,744)
Contributions from noncontrolling interests	—	—	—	—	—	—	153	153
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,447)	(3,447)
Balance as of June 30, 2020	$12	$—	$76	$3,260,173	$(2,279,284)	$(59,045)	$191,853	$1,113,785

Balance as of March 31, 2019	$12	$4	$66	$3,335,719	$(2,495,836)	$(29,594)	$199,100	$1,009,471
Dividends declared—preferred	—	—	—	—	(8,124)	—	—	(8,124)
Dividends declared—common ($0.10 per share)	—	—	—	—	(6,490)	—	—	(6,490)
Issuance of stock/restricted stock unit amortization, net	—	—		756	—	—	927	1,683
Net income	—	—	—	—	370,839	—	2,852	373,691
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(4,543)	(2,999)	(7,542)
Repurchase of stock	—	—	(4)	(39,172)	—	—	—	(39,176)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,039	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,355)	(4,355)
Balance as of June 30, 2019	$12	$4	$62	$3,297,303	$(2,139,611)	$(34,137)	$197,564	$1,321,197
_______________________________________________________________________________
(1)Refer to Note 14 for details on the Company's Preferred Stock.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	$12	$—	$78	$3,284,877	$(2,205,838)	$(38,707)	$197,538	$1,237,960
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	—	(12,382)	—	—	(12,382)
Dividends declared—preferred	—	—	—	—	(11,748)	—	—	(11,748)
Dividends declared—common ($0.21 per share)	—	—	—	—	(16,278)	—	—	(16,278)
Issuance of stock/restricted stock unit amortization, net	—	—	1	3,082	—	—	1,575	4,658
Net income (loss)	—	—	—	—	(33,038)	—	5,789	(27,249)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(20,338)	(6,194)	(26,532)
Repurchase of stock	—	—	(3)	(27,786)	—	—	—	(27,789)
Contributions from noncontrolling interests	—	—	—	—	—	—	317	317
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,172)	(7,172)
Balance as of June 30, 2020	$12	$—	$76	$3,260,173	$(2,279,284)	$(59,045)	$191,853	$1,113,785

Balance as of December 31, 2018	$12	$4	$68	$3,352,225	$(2,472,061)	$(17,270)	$201,137	$1,064,115
Dividends declared—preferred	—	—	—	—	(16,248)	—	—	(16,248)
Dividends declared—common ($0.19 per share)	—	—	—	—	(12,700)	—	—	(12,700)
Issuance of stock/restricted stock unit amortization, net	—	—	—	3,417	—	—	1,355	4,772
Net income	—	—	—	—	361,398	—	5,323	366,721
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(16,867)	(4,680)	(21,547)
Repurchase of stock	—	—	(6)	(58,339)	—	—	—	(58,345)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,039	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,610)	(7,610)
Balance as of June 30, 2019	$12	$4	$62	$3,297,303	$(2,139,611)	$(34,137)	$197,564	$1,321,197
_______________________________________________________________________________
(1)Refer to Note 14 for details on the Company's Preferred Stock.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(27,249)	$366,721
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	6,070	13
Provision for losses on net investment in leases	1,826	—
Impairment of assets	6,491	4,953
Depreciation and amortization	28,786	29,386
Non-cash interest income from sales-type leases	(8,153)	(704)
Stock-based compensation expense	21,014	13,954
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	6,664	7,050
Amortization of discounts/premiums and deferred interest on loans, net	(16,977)	(22,525)
Deferred interest on loans received	8,633	5,850
Selling profit from sales-type leases	—	(180,416)
Earnings from equity method investments	(19,198)	(8,949)
Distributions from operations of other investments	11,000	6,895
Deferred operating lease income	(7,499)	(9,767)
Income from sales of real estate	(62)	(229,930)
Land development revenue in excess of cost of sales	(2,406)	1,910
Loss on early extinguishment of debt, net	4,115	468
Other operating activities, net	(9,008)	11,816
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(929)	1,696
Changes in deferred expenses and other assets, net	(1,692)	(3,768)
Changes in accounts payable, accrued expenses and other liabilities	(11,218)	(34,157)
Cash flows used in operating activities	(9,792)	(39,504)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(57,828)	(148,113)
Capital expenditures on real estate assets	(6,482)	(12,021)
Capital expenditures on land and development assets	(25,028)	(73,314)
Acquisitions of real estate, net investments in leases and land assets	—	(129,856)
Repayments of and principal collections on loans receivable and other lending investments, net	87,552	229,955
Net proceeds from sales of real estate	9,090	294,737
Net proceeds from sales of land and development assets	94,076	18,095
Distributions from other investments	11,606	49,695
Contributions to and acquisition of interest in other investments	(141,091)	(310,812)
Payments for deposits on investments	—	(20,000)
Other investing activities, net	(332)	(22,354)
Cash flows provided by (used in) investing activities	(28,437)	(123,988)
Cash flows from financing activities:
Borrowings from debt obligations	310,572	63,500
Repayments and repurchases of debt obligations	(421,363)	(384,723)
Preferred dividends paid	(11,748)	(16,248)
Common dividends paid	(16,148)	(12,565)
Repurchase of stock	(33,647)	(57,368)
Payments for debt prepayment or extinguishment costs	(3,316)	—
Payments for deferred financing costs	(2,501)	(62)
Payments for withholding taxes upon vesting of stock-based compensation	(1,984)	(1,842)
Contributions from noncontrolling interests	317	2,039
Distributions to noncontrolling interests	(7,172)	(7,610)
Other financing activities, net	—	(1,920)
Cash flows used in financing activities	(186,990)	(416,799)
Effect of exchange rate changes on cash	(24)	—
Changes in cash, cash equivalents and restricted cash	(225,243)	(580,291)
Cash, cash equivalents and restricted cash at beginning of period	352,206	974,544
Cash, cash equivalents and restricted cash at end of period	$126,963	$394,253

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$4,384	$7,394
Accounts payable for capital expenditures on real estate assets	1,873	—
Contributions of land and development assets to equity method investments, net	—	4,073
Accrued repurchase of stock	500	977
Acquisition of land and development asset through joint venture consolidation	—	27,000
Assumption of mortgage by third party	—	228,000
Sales-type lease origination	—	411,523
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

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report").
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

        Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of June 30, 2020. The following table presents the assets and liabilities of the Company's consolidated VIEs as of June 30, 2020 and December 31, 2019 ($ in thousands):

	As of
	June 30, 2020	December 31, 2019
ASSETS
Real estate
Real estate, at cost	$896,747	$891,000
Less: accumulated depreciation	(49,701)	(37,542)
Real estate, net	847,046	853,458
Land and development, net	262,858	273,617
Other investments	41	45
Cash and cash equivalents	21,612	19,112
Accrued interest and operating lease income receivable, net	857	1,208
Deferred operating lease income receivable, net	24,557	19,547
Deferred expenses and other assets, net	128,222	134,117
Total assets	$1,285,193	$1,301,104
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$122,408	$107,455
Debt obligations, net	485,556	482,918
Total liabilities	607,964	590,373
Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of June 30, 2020, the Company's maximum exposure to loss from these investments does not exceed the sum of the $126.5 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $10.0 million of related unfunded commitments.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related allowance will be charged off.
The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 7). As of June 30, 2020 and December 31, 2019, accrued interest was $5.1 million and $4.2 million, respectively, and is recorded in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. The Company places loans on non-accrual status once the loan becomes 90 days delinquent and reverses any accrued interest as a reduction to interest income at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the six months ended June 30, 2020, the Company did not reverse any accrued interest on its loan portfolio.
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
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of June 30, 2020
Land, at cost	$188,418	$106,186	$294,604
Buildings and improvements, at cost	1,338,936	109,093	1,448,029
Less: accumulated depreciation	(230,501)	(16,064)	(246,565)
Real estate, net(1)	1,296,853	199,215	1,496,068
Real estate available and held for sale(2)	26,644	5,519	32,163
Total real estate	$1,323,497	$204,734	$1,528,231
As of December 31, 2019
Land, at cost	$199,710	$106,187	$305,897
Buildings and improvements, at cost	1,347,321	107,861	1,455,182
Less: accumulated depreciation	(219,949)	(13,911)	(233,860)
Real estate, net(1)	1,327,082	200,137	1,527,219
Real estate available and held for sale(2)	—	8,650	8,650
Total real estate	$1,327,082	$208,787	$1,535,869
_______________________________________________________________________________
(1)As of June 30, 2020 and December 31, 2019, real estate, net included $763.6 million and $768.6 million, respectively, of real estate of the Net Lease Venture (refer to Net Lease Venture below). During the six months ended June 30, 2020, the Company's largest net lease tenant contributed 11.3% of total revenues.
(2)As of June 30, 2020 and December 31, 2019, the Company had $5.5 million and $8.6 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
The Company earned $0.4 million and $0.4 million, respectively, of management fees after the effect of eliminations during the three months ended June 30, 2020 and 2019 and earned $0.7 million and $0.7 million, respectively, of management fees after the effect of eliminations during the six months ended June 30, 2020 and 2019, with respect to services provided to other investors in the Net Lease Venture, which was recorded as a reduction to "Net income attributable to noncontrolling interests" in the Company's consolidated statements of operations.

Acquisitions—During the six months ended June 30, 2019, the Company acquired a net lease asset for $11.5 million. In addition, the Company acquired the leasehold interest in a net lease asset for $98.2 million, inclusive of closing costs, and simultaneously entered into a new 98-year Ground Lease with SAFE (refer to Note 8).

Dispositions—During the six months ended June 30, 2020, the Company sold a net lease asset for net proceeds of $7.5 million and recognized an impairment of $1.7 million in connection with the sale. During the six months ended June 30, 2019, the Company sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized gains of $219.7 million in "Income from sales of real estate" in the Company's consolidated statements of operations. In connection with the sale of this portfolio of assets the buyer assumed a $228.0 million non-recourse mortgage. In addition, during the six months ended June 30, 2019, the Company sold commercial and residential operating properties with an aggregate carrying value of $69.9 million and recognized gains of $10.2 million in "Income from sales of real estate" in the Company's consolidated statements of operations.

Real Estate Available and Held for Sale—During the six months ended June 30, 2020, the Company transferred a net lease asset with an aggregate carrying value of $25.7 million to held for sale due to an executed contract with SAFE.

Impairments—During the six months ended June 30, 2020, the Company recorded an impairment of $1.7 million in connection with the sale of a net lease asset and an impairment of $3.0 million on a real estate asset held for sale. During the six months ended June 30, 2019, the Company recorded an impairment of $3.3 million on a commercial operating property based on an executed purchase and sale agreement and recorded $0.6 million of impairments in connection with the sale of residential condominium units.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.4 million and $11.4 million for the three and six months ended June 30, 2020, respectively, and $4.5 million and $9.9 million for the three and six months ended June 30, 2019, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of June 30, 2020 and December 31, 2019, the allowance for doubtful accounts related to real estate tenant receivables was $1.6 million and $1.0 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.0 million as of December 31, 2019. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.

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

As a result of the modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" on its consolidated balance sheet. The Company determined that the seven bowling centers acquired did not qualify as a sale leaseback transaction and recorded $44.1 million in "Loans receivable and other lending investments, net" on its consolidated balance sheet (refer to Note 7). The Company recognized $180.4 million in "Selling profit from sales-type leases" in its consolidated statements of operations for the three and six months ended June 30, 2019 as a result of the transaction. For the three and six months ended June 30, 2020, the Company recognized $2.3 million and $9.2 million, respectively, of cash interest income and $6.0 million and $7.5 million, respectively, of non-cash interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations. For the three and six months ended June 30, 2019, the Company recognized $3.2 million of cash interest income and $0.6 million of non-cash interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations.

The Company's net investment in leases were comprised of the following as of June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Total undiscounted cash flows	$1,020,577	$1,042,019
Unguaranteed estimated residual value	344,393	340,620
Present value discount	(940,297)	(963,724)
Allowance for losses on net investment in leases	(10,937)	—
Net investment in leases(1)	$413,736	$418,915
_______________________________________________________________________________
(1)As of June 30, 2020 and December 31, 2019, all of the Company's net investment in leases were current in their payment status and performing in accordance with the terms of the respective leases. As of June 30, 2020, the risk rating on the Company's net investment in leases was 2.0 (refer to Note 3).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2020, are as follows by year ($ in thousands):

Amount
2020 (remaining six months)	$8,380
2021	28,000
2022	30,481
2023	30,481
2024	30,481
Thereafter	892,754
Total undiscounted cash flows	$1,020,577
Allowance for Losses on Net Investment in Leases—Changes in the Company's allowance for losses on net investment in leases for the three and six months ended June 30, 2020 were as follows ($ in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Reserve for losses on net investment in leases at beginning of period	$10,403	$—
Initial allowance recorded upon adoption of new accounting standard(1)	—	9,111
Provision for losses on net investment in leases(2)	534	1,826
Allowance for losses on net investment in leases at end of period	$10,937	$10,937
_________________________________________________________
(1)The Company recorded an initial allowance for losses on net investment in leases of $9.1 million upon the adoption of ASU 2016-13 on January 1, 2020 (refer to Note 3).
(2)During the three and six months ended June 30, 2020, the Company recorded an allowance for losses on net investment in leases of $0.5 million and $1.8 million, respectively, primarily resulting from the macroeconomic impact of COVID-19 on commercial real estate markets and the adoption of ASU 2016-13 (refer to Note 3).

Note 6—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	June 30,	December 31,
	2020	2019
Land and land development, at cost	$514,649	$590,153
Less: accumulated depreciation	(10,072)	(9,608)
Total land and development, net	$504,577	$580,545
Acquisitions—During the six months ended June 30, 2019, the Company acquired a land and development asset from an unconsolidated entity in which the Company owned a noncontrolling 50% equity interest for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of a $27.0 million loan.

Dispositions—During the six months ended June 30, 2020 and 2019, the Company sold land parcels and residential lots and units and recognized land development revenue of $95.8 million and $21.8 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized land development cost of sales of $93.3 million and $23.7 million, respectively, from its land and development portfolio.

Impairments—During the six months ended June 30, 2020, the Company recorded an impairment of $1.5 million on a land and development asset.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
	June 30, 2020	December 31, 2019
Construction loans
Senior mortgages	$496,465	$518,992
Corporate/Partnership loans	96,464	95,394
Subtotal - gross carrying value of construction loans(1)	592,929	614,386
Loans
Senior mortgages	53,142	53,592
Corporate/Partnership loans	22,597	24,424
Subordinate mortgages	11,252	10,877
Subtotal - gross carrying value of loans	86,991	88,893
Other lending investments
Financing receivables (refer to Note 5)	45,033	44,339
Held-to-maturity debt securities	87,755	84,981
Available-for-sale debt securities	24,611	23,896
Subtotal - other lending investments	157,399	153,216
Total gross carrying value of loans receivable and other lending investments	837,319	856,495
Allowance for loan losses	(35,612)	(28,634)
Total loans receivable and other lending investments, net	$801,707	$827,861
____________________________________________________________
(1)As of June 30, 2020, 20%, or $119.3 million, gross carrying value of construction loans had completed construction and 35%, or $209.0 million, gross carrying value of construction loans had substantially completed construction.
Allowance for Loan Losses—Changes in the Company's allowance for loan losses were as follows for the three months ended June 30, 2020 ($ in thousands):

	General Allowance
	Construction Loans	Loans	Held to Maturity Debt Securities	Financing Receivables	Specific Allowance	Total
Allowance for loan losses at beginning of period	$9,724	$686	$53	$1,100	$21,701	$33,264
Provision for loan losses(1)	2,012	219	58	59	—	2,348
Allowance for loan losses at end of period	$11,736	$905	$111	$1,159	$21,701	$35,612
____________________________________________________________
(1)During the three months ended June 30, 2020, the Company recorded a provision for loan losses of $2.3 million (refer to Note 3) resulting from the macroeconomic impact of COVID-19 on commercial real estate markets, which was partially offset by a $0.3 million reduction in provision for loan losses for unfunded loan commitments that were funded during the three months ended June 30, 2020, and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities."

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Changes in the Company's allowance for loan losses were as follows for the six months ended June 30, 2020 ($ in thousands):

	General Allowance
	Construction Loans	Loans	Held to Maturity Debt Securities	Financing Receivables	Specific Allowance	Total
Allowance for loan losses at beginning of period	$6,668	$265	$—	$—	$21,701	$28,634
Adoption of new accounting standard(1)	(353)	98	20	964	—	729
Provision for loan losses(2)	5,421	542	91	195	—	6,249
Allowance for loan losses at end of period	$11,736	$905	$111	$1,159	$21,701	$35,612
____________________________________________________________
(1)On January 1, 2020, the Company recorded an increase to its allowance for loan losses of $3.3 million upon the adoption of ASU 2016-13 (refer to Note 3), of which $2.5 million related to expected credit losses for unfunded loan commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."
(2)During the six months ended June 30, 2020, the Company recorded a provision for loan losses of $6.2 million (refer to Note 3) resulting from the macroeconomic impact of COVID-19 on commercial real estate markets, which was partially offset by a $0.2 million reduction in provision for loan losses for unfunded loan commitments that were funded during the six months ended June 30, 2020, and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities."

The Company's investment in loans and other lending investments and the associated allowance for loan losses were as follows as of June 30, 2020 and December 31, 2019 ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total
As of June 30, 2020
Construction loans(2)	$—	$592,929	$592,929
Loans(2)	37,307	49,684	86,991
Financing receivables	—	45,033	45,033
Held-to-maturity debt securities	—	87,755	87,755
Available-for-sale debt securities(3)	—	24,611	24,611
Less: Allowance for loan losses	(21,701)	(13,911)	(35,612)
Total	$15,606	$786,101	$801,707
As of December 31, 2019
Construction loans(2)	$—	$614,386	$614,386
Loans(2)	37,820	51,073	88,893
Financing receivables	—	44,339	44,339
Held-to-maturity debt securities	—	84,981	84,981
Available-for-sale debt securities(3)	—	23,896	23,896
Less: Allowance for loan losses	(21,701)	(6,933)	(28,634)
Total	$16,119	$811,742	$827,861
_______________________________________________________________________________
(1)The carrying value of this loan includes an unamortized discount of $0.1 million as of June 30, 2020 and December 31, 2019. The Company's one loan individually evaluated for impairment represents a loan on non-accrual status; therefore, the unamortized amount associated with this loan is not currently being amortized into income.
(2)The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.1 million and $0.7 million as of June 30, 2020 and December 31, 2019, respectively.
(3)Available-for-sale debt securities are evaluated for impairment under ASC 326-30.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

The Company's amortized cost basis in performing senior mortgages, corporate/partnership loans, subordinate mortgages and financing receivables, presented by year of origination and by credit quality, as indicated by risk rating, as of June 30, 2020 were as follows ($ in thousands):

	Year of Origination
	2020	2019	2018	2017	2016	Prior to 2016	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	34,219	—	—	—	34,219
2.0	—	—	51,128	—	—	—	51,128
2.5	—	—	—	—	—	—	—
3.0	—	13,070	182,915	137,881	40,097	4,329	378,292
3.5	—	—	—	—	—	—	—
4.0	—	—	—	48,661	—	—	48,661
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$—	$13,070	$268,262	$186,542	$40,097	$4,329	$512,300
Corporate/partnership loans
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	18,012	—	—	—	18,012
2.0	—	—	15,890	—	—	—	15,890
2.5	—	—	—	—	—	—	—
3.0	—		22,464	—	—	—	22,464
3.5	—	—	22,597	—	40,098	—	62,695
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$78,963	$—	$40,098	$—	$119,061
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	11,252	11,252
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Subtotal	$—	$—	$—	$—	$—	$11,252	$11,252
Financing receivables
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	45,033	—	—	—	—	45,033
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$45,033	$—	$—	$—	$—	$45,033
Total	$—	$58,103	$347,225	$186,542	$80,195	$15,581	$687,646
____________________________________________________________
(1)As of June 30, 2020, excludes $37.3 million for one loan on non-accrual status.

The Company's amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of June 30, 2020
Senior mortgages	$512,300	$—	$37,307	$37,307	$549,607
Corporate/Partnership loans	119,061	—	—	—	119,061
Subordinate mortgages	11,252	—	—	—	11,252
Total	$642,613	$—	$37,307	$37,307	$679,920
As of December 31, 2019
Senior mortgages	$534,765	$—	$37,820	$37,820	$572,585
Corporate/Partnership loans	119,818	—	—	—	119,818
Subordinate mortgages	10,877	—	—	—	10,877
Total	$665,460	$—	$37,820	$37,820	$703,280
_______________________________________________________________________________
(1)As of June 30, 2020 and December 31, 2019, the Company had one loan which was greater than 90 days delinquent and was in various stages of resolution, including legal and environmental matters, and was 11.0 years and 10.5 years outstanding, respectively.

Impaired Loans—The Company's impaired loan was as follows ($ in thousands):

	As of June 30, 2020			As of December 31, 2019
	Amortized Cost	Unpaid Principal Balance	Related Allowance	Amortized Cost	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages(1)	$37,307	$37,407	$(21,701)	$37,820	$37,923	$(21,701)
Total	$37,307	$37,407	$(21,701)	$37,820	$37,923	$(21,701)
____________________________________________________________
(1)The Company's non-accrual loan is considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the six months ended June 30, 2020 and 2019.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Other lending investments—Other lending investments includes the following securities ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of June 30, 2020
Available-for-Sale Securities
Municipal debt securities	$20,680	$20,680	$3,931	$24,611	$24,611
Held-to-Maturity Securities
Debt securities	100,000	87,755	—	87,755	87,755
Total	$120,680	$108,435	$3,931	$112,366	$112,366
As of December 31, 2019
Available-for-Sale Securities
Municipal debt securities	$21,140	$21,140	$2,756	$23,896	$23,896
Held-to-Maturity Securities
Debt securities	100,000	84,981	—	84,981	84,981
Total	$121,140	$106,121	$2,756	$108,877	$108,877
As of June 30, 2020, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Debt Securities		Available-for-Sale Debt Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	87,755	87,755	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	20,680	24,611
Total	$87,755	$87,755	$20,680	$24,611
Note 8—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Equity (Losses) in Earnings
	Carrying Value as of		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2020	December 31, 2019	2020	2019	2020	2019
Real estate equity investments
Safehold Inc. ("SAFE")(1)	$839,557	$729,357	$8,236	$3,814	$27,574	$11,130
iStar Net Lease II LLC ("Net Lease Venture II")	58,833	30,712	564	(232)	757	(318)
Other real estate equity investments	94,702	104,553	(4,893)	293	(6,975)	(1,830)
Subtotal	993,092	864,622	3,907	3,875	21,356	8,982
Other strategic investments(2)	56,838	43,253	(1,321)	(235)	(2,158)	(33)
Total	$1,049,930	$907,875	$2,586	$3,640	$19,198	$8,949
____________________________________________________________
(1)As of June 30, 2020, the Company owned 33.4 million shares of SAFE common stock which, based on the closing price of $57.49 on June 30, 2020, had a market value of $1.9 billion. For the six months ended June 30, 2020, equity in earnings includes a dilution gain of $7.9 million resulting from a SAFE equity offering in March 2020.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

(2)During the six months ended June 30, 2020, the Company identified an observable price change in an equity security held by the Company as evidenced by an orderly private issuance of similar securities by the same issuer. In accordance with ASC 321, the Company remeasured its equity investment at fair value and recognized a mark-to-market gain of $9.9 million in "Other income" in the Company's consolidated statements of operations.

Safehold Inc.—Safehold Inc. ("SAFE") is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). As of June 30, 2020, the Company owned approximately 65.4% of SAFE's common stock outstanding.
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

In connection with the Company's purchase of the Investor Units, it entered into a Stockholder's Agreement with SAFE on January 2, 2019. The Stockholder's Agreement:
•limits the Company's discretionary voting power to 41.9% of the outstanding voting power of SAFE's common stock until its aggregate ownership of SAFE common stock is less than 41.9%;
•requires the Company to cast all of its voting power in favor of three director nominees to SAFE's board who are independent of each of the Company and SAFE for three years;
•subjects the Company to certain standstill provisions for two years;
•restricts the Company's ability to transfer shares of SAFE common stock issued in exchange for Investor Units, or "Exchange Shares," for one year after their issuance;
•prohibits the Company from transferring shares of SAFE common stock representing more than 20% of the outstanding SAFE common stock in one transaction or a series of related transactions to any person or group, other than pursuant to a widely distributed public offering, unless SAFE's other stockholders have participation rights in the transaction; and
•provides the Company certain preemptive rights.

In March 2020, the Company acquired 1.7 million shares of SAFE's common stock in a private placement for $80.0 million.

A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee. In addition, the Company is also the external manager of a venture in which SAFE is a member. Following are the key terms of the management agreement:
•The Company receives a fee equal to 1.0% of total SAFE equity (as defined in the management agreement) up to $1.5 billion; 1.25% of total SAFE equity (for incremental equity of $1.5 billion - $3.0 billion); 1.375% of total SAFE equity (for incremental equity of $3.0 billion - $5.0 billion); and 1.5% of total SAFE equity (for incremental equity over $5.0 billion);
•Fee to be paid in cash or in shares of SAFE common stock, at the discretion of SAFE's independent directors;
•The stock is locked up for two years, subject to certain restrictions;
•There is no additional performance or incentive fee;
•The management agreement is non-terminable by SAFE through June 30, 2023, except for cause; and
•Automatic annual renewals thereafter, subject to non-renewal upon certain findings by SAFE's independent directors and payment of termination fee equal to three times the prior year's management fee.
During the three months ended June 30, 2020 and 2019, the Company recorded $3.2 million and $1.5 million, respectively, of management fees pursuant to its management agreement with SAFE. During the six months ended June 30,

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

2020 and 2019, the Company recorded $6.0 million and $3.1 million, respectively, of management fees pursuant to its management agreement with SAFE.
The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has elected not to charge in full certain of the expense reimbursements while SAFE is growing its portfolio. During the three months ended June 30, 2020 and 2019, the Company recognized $1.3 million and $0.5 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE. During the six months ended June 30, 2020 and 2019, the Company recognized $2.5 million and $1.1 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.
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
Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company's and SAFE's independent directors, for the periods presented:
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the renovation of a medical office building in Atlanta, GA. The Company funded $18.4 million of the loan, which was fully repaid in August 2019. During the three and six months ended June 30, 2019, the Company recorded $0.5 million and $0.9 million, respectively, of interest income on the loan.
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project in San Jose, CA. The transaction includes a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded as of June 30, 2020; and (ii) a $80.5 million leasehold first mortgage. As of June 30, 2020, $52.9 million of the leasehold first mortgage was funded. During the three months ended June 30, 2020 and 2019, the Company recorded $0.8 million and $0.2 million, respectively, of interest income on the loan. During the six months ended June 30, 2020 and 2019, the Company recorded $1.5 million and $0.3 million, respectively, of interest income on the loan. The Company entered into a forward purchase contract with SAFE under which SAFE would acquire the Ground Lease in November 2020 for approximately $34.0 million.
In May 2018, the Company provided a $19.9 million leasehold mortgage loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the acquisition of two multi-tenant office buildings in Atlanta, GA. The loan was repaid in full in November 2019 and during the three and six months ended June 30, 2019, the Company recorded $0.5 million and$1.1 million, respectively, of interest income on the loan.
In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the conversion of an office building into a multi-family property in Washington, DC. As of June 30, 2020, $13.1 million of the loan was funded. During the three months ended June 30, 2020 and 2019, the Company recorded $0.3 million and $0.2 million, respectively, of interest income on the loan. During the six months ended June 30, 2020 and 2019, the Company recorded $0.5 million and $0.4 million, respectively, of interest income on the loan.
In February 2019, the Company acquired the leasehold interest in an office property and simultaneously entered into a new 98-year Ground Lease with SAFE (refer to Note 4).

In June 2020, Net Lease Venture II (see below) acquired the leasehold interest in an office laboratory property in Honolulu, HI and simultaneously entered into a 99 year Ground Lease with SAFE.

Net Lease Venture II—In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. Net Lease Venture II's investment period ends in June 2021. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately 51.9%. The Company does not have a controlling interest in Net Lease Venture II due to the substantive participating rights of its partner. The Company accounts for its investment in Net Lease Venture II as an equity method investment and is responsible for managing the venture in exchange for a management fee and incentive fee. During the three months ended June 30, 2020

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

and 2019, the Company recorded $0.4 million and $0.4 million, respectively, of management fees from Net Lease Venture II. During the six months ended June 30, 2020 and 2019, the Company recorded $0.8 million and $0.8 million, respectively, of management fees from Net Lease Venture II.

In December 2019, Net Lease Venture II closed on a commitment to provide up to $150.0 million in net lease financing for the construction of three industrial centers and entered into a 25 year master lease with the tenant. As of June 30, 2020, Net Lease Venture II had funded $67.2 million of its commitment.
In December 2019, Net Lease Venture II closed on the acquisition of two grocery distribution centers for $81.8 million, inclusive of assumed debt. The properties are 100% leased with two separate coterminous leveraged leases with 6 years remaining on the lease terms.

In December 2018, Net Lease Venture II acquired four buildings comprising 168,636 square feet located in Livermore, CA. Net Lease Venture II acquired the buildings for $31.2 million which are 100% leased with four separate leases that expire in December 2028.
Other real estate equity investments—As of June 30, 2020, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 20% to 95%, comprised of investments of $57.6 million in operating properties and $37.1 million in land assets. As of December 31, 2019, the Company's other real estate equity investments included $61.7 million in operating properties and $42.9 million in land assets.
In August 2018, the Company provided a mezzanine loan with a principal balance of $33.0 million as of June 30, 2020 and December 31, 2019 to an unconsolidated entity in which the Company owns a 50% equity interest. As of June 30, 2020 and December 31, 2019, the loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the three months ended June 30, 2020 and 2019, the Company recorded $0.6 million and $0.7 million, respectively, of interest income on the mezzanine loan. During the six months ended June 30, 2020 and 2019, the Company recorded $1.2 million and $1.4 million, respectively, of interest income on the mezzanine loan.

Other strategic investments—As of June 30, 2020 and December 31, 2019, the Company also had investments in real estate related funds and other strategic investments in real estate entities.
Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments that were significant as of June 30, 2020 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent
For the Six Months Ended June 30, 2020
SAFE	$77,518	$49,200	$29,861

For the Six Months Ended June 30, 2019
SAFE	$41,500	$24,421	$11,142

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2020	December 31, 2019
Intangible assets, net(1)	$161,913	$174,973
Restricted cash	46,297	45,034
Finance lease right-of-use assets(2)	144,468	145,209
Operating lease right-of-use assets(2)	50,832	34,063
Other assets(3)	17,637	17,534
Other receivables	11,904	16,846
Leasing costs, net(4)	2,954	3,793
Corporate furniture, fixtures and equipment, net(5)	2,333	2,736
Deferred financing fees, net	1,982	2,300
Deferred expenses and other assets, net	$440,320	$442,488
_______________________________________________________________________________
(1)Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $39.3 million and $33.4 million as of June 30, 2020 and December 31, 2019, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.3 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $2.6 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $5.3 million and $4.5 million for the six months ended June 30, 2020 and 2019, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. As of June 30, 2020, the weighted average amortization period for the Company's intangible assets was approximately 17.1 years.
(2)Right-of-use lease assets relate primarily to the Company's leases of office space and certain of its ground leases. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company's weighted average incremental secured borrowing rate for similar collateral estimated to be 5.1% and the weighted average lease term is 8.8 years. For finance leases, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.5% and the weighted average lease term is 97.5 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in "Depreciation and amortization" in the Company's consolidated statements of operations. During the three months ended June 30, 2020 and 2019, the Company recognized $2.0 million and $1.0 million, respectively, in "Interest expense" and $0.4 million and $0.2 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. During the six months ended June 30, 2020 and 2019, the Company recognized $4.1 million and $1.3 million, respectively, in "Interest expense" and $0.7 million and $0.2 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in "General and administrative" and "Real estate expense" in the Company's consolidated statements of operations (refer to Note 3). During the three months ended June 30, 2020 and 2019, the Company recognized $1.2 million and $0.9 million, respectively, in "General and administrative" and $0.9 million and $0.6 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases. During the six months ended June 30, 2020 and 2019, the Company recognized $2.2 million and $1.8 million, respectively, in "General and administrative" and $1.7 million and $1.8 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases.
(3)Other assets primarily includes prepaid expenses and deposits for certain real estate assets.
(4)Accumulated amortization of leasing costs was $2.4 million and $3.3 million as of June 30, 2020 and December 31, 2019, respectively.
(5)Accumulated depreciation on corporate furniture, fixtures and equipment was $13.7 million and $13.1 million as of June 30, 2020 and December 31, 2019, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2020	December 31, 2019
Other liabilities(1)	$80,757	81,709
Accrued expenses	82,860	83,778
Finance lease liabilities (see table above)	149,131	147,749
Intangible liabilities, net(2)	49,983	51,223
Operating lease liabilities (see table above)	51,330	34,182
Accrued interest payable	31,496	25,733
Accounts payable, accrued expenses and other liabilities	$445,557	$424,374
_______________________________________________________________________________
(1)As of June 30, 2020 and December 31, 2019, other liabilities includes $26.5 million and $27.5 million, respectively, of deferred income. As of June 30, 2020 and December 31, 2019, other liabilities includes $21.9 million and $8.7 million, respectively, of derivative liabilities. As of June 30, 2020, other liabilities includes $2.4 million of expected credit losses for unfunded loan commitments.
(2)Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $6.3 million and $5.0 million as of June 30, 2020 and December 31, 2019, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.6 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

Note 10—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	June 30, 2020	December 31, 2019
Loan participations payable(1)	$40,165	$35,656
Debt premiums, discounts and deferred financing costs, net	(68)	(18)
Total loan participations payable, net	$40,097	$35,638
_______________________________________________________________________________
(1)As of June 30, 2020 and December 31, 2019, the Company had one loan participation payable with an interest rate of 6.0% and 6.3%, respectively.
Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the corresponding loan receivable balances were $40.1 million and $35.6 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 11—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	June 30, 2020	December 31, 2019
Secured credit facilities and mortgages:
Revolving Credit Facility	$—	$—	LIBOR + 2.00%	(1)	September 2022
Senior Term Loan	491,875	491,875	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	720,871	721,118	1.71% - 7.26%	(3)
Total secured credit facilities and mortgages	1,212,746	1,212,993
Unsecured notes:
6.00% senior notes(4)	—	110,545	6.00%		—
5.25% senior notes(5)	400,000	400,000	5.25%		September 2022
3.125% senior convertible notes(6)	287,500	287,500	3.125%		September 2022
4.75% senior notes(7)	775,000	775,000	4.75%		October 2024
4.25% senior notes(8)	550,000	550,000	4.25%		August 2025
Total unsecured notes	2,012,500	2,123,045
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,325,246	3,436,038
Debt discounts and deferred financing costs, net	(42,184)	(48,958)
Total debt obligations, net(9)	$3,283,062	$3,387,080
_______________________________________________________________________________
(1)The Revolving Credit Facility bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin ranging from 1.00% to 1.50%; or (ii) LIBOR subject to a margin ranging from 2.00% to 2.50%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023.
(2)The loan bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.
(3)As of June 30, 2020, the weighted average interest rate of these loans is 4.4%, inclusive of the effect of interest rate swaps.
(4)The Company repaid these senior notes in January 2020.
(5)The Company can prepay these senior notes without penalty beginning September 15, 2021.
(6)The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of June 30, 2020 was 69.1041 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $14.47 per share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. At issuance in September 2017, the Company valued the liability component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the liability component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of June 30, 2020, the carrying value of the 3.125% Convertible Notes was $271.8 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $12.9 million, net of fees. As of December 31, 2019, the carrying value of the 3.125% Convertible Notes was $268.7 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $15.5 million, net of fees. During the three months ended June 30, 2020 and 2019, the Company recognized $2.2 million and $2.2 million, respectively, of contractual interest and $1.3 million and $1.2 million, respectively, of discount amortization on the 3.125% Convertible Notes. During the six months ended June 30, 2020 and 2019, the Company recognized $4.5 million and $4.5 million, respectively, of contractual interest and $2.6 million and $2.5 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate was 5.2%.
(7)The Company can prepay these senior notes without penalty beginning July 1, 2024.
(8)The Company can prepay these senior notes without penalty beginning May 1, 2025.
(9)The Company capitalized interest relating to development activities of $0.6 million and $3.5 million during the three months ended June 30, 2020 and 2019, respectively, and $1.1 million and $6.5 million during the six months ended June 30, 2020 and 2019, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of June 30, 2020, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2020 (remaining six months)	$—	$—	$—
2021	—	157,628	157,628
2022	687,500	47,351	734,851
2023	—	491,875	491,875
2024	775,000	—	775,000
Thereafter	650,000	515,892	1,165,892
Total principal maturities	2,112,500	1,212,746	3,325,246
Unamortized discounts and deferred financing costs, net	(35,304)	(6,880)	(42,184)
Total debt obligations, net	$2,077,196	$1,205,866	$3,283,062
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
Revolving Credit Facility—In September 2019, the Company amended its secured revolving credit facility (the "Revolving Credit Facility") to increase the maximum capacity to $350.0 million, extend the maturity date to September 2022 and make certain other changes. Outstanding borrowings under the Revolving Credit Facility are secured by a pledge of the equity interests in the Company's subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of June 30, 2020, based on the Company's borrowing base of assets, had the ability to draw $350.0 million without pledging any additional assets to the facility.
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

During the six months ended June 30, 2020, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $4.1 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Collateral Assets—The carrying value of the Company's assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure the Company's obligations under its secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	June 30, 2020		December 31, 2019
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,388,395	$107,673	$1,409,585	$117,634
Real estate available and held for sale	—	32,163	—	8,650
Net investment in leases(2)	424,674	—	418,915	—
Land and development, net	—	504,577	—	580,545
Loans receivable and other lending investments, net(3)(4)	281,032	494,487	233,104	566,050
Other investments	—	1,049,930	—	907,875
Cash and other assets	—	584,419	—	814,044
Total	$2,094,101	$2,773,249	$2,061,604	$2,994,798
_______________________________________________________________________________
(1)The Senior Term Loan and the Revolving Credit Facility are secured only by pledges of equity of certain of the Company's subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of June 30, 2020, Collateral Assets includes $472.1 million carrying value of assets held by entities whose equity interests are pledged as collateral for the Revolving Credit Facility that is undrawn at June 30, 2020.
(2)As of June 30, 2020, the amount presented excludes an allowance for net investment of leases of $10.9 million.
(3)As of June 30, 2020 and December 31, 2019, the amounts presented exclude a general allowance for loan losses of $13.9 million and $6.9 million, respectively.
(4)As of June 30, 2020 and December 31, 2019, the amounts presented exclude loan participations of $40.1 million and $35.6 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis the Company's consolidated fixed charge coverage ratio, determined in accordance with the indentures governing the Company's debt securities, is 1.5x or lower. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. If the Company's ability to incur additional indebtedness under the fixed charge coverage ratio is limited, the Company is permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted general corporate purposes under the indentures.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

As of June 30, 2020, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate(2)	Other Investments	Total
Performance-Based Commitments	$117,988	$70,131	$42,250	$230,369
Strategic Investments	—	—	11,601	11,601
Total	$117,988	$70,131	$53,851	$241,970
_______________________________________________________________________________
(1)Excludes $9.8 million of commitments on loan participations sold that are not the obligation of the Company.
(2)Includes a commitment to invest up to $55.0 million in additional bowling centers over the next several years (refer to Note 5).
Other Commitments—Future minimum lease obligations under operating and finance leases as of June 30, 2020 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2020 (remaining six months)	$2,107	$2,709
2021	3,624	5,494
2022	6,561	5,604
2023	6,190	5,716
2024	6,080	5,830
Thereafter	6,576	1,573,773
Total undiscounted cash flows	31,138	1,599,126
Present value discount(1)	(4,427)	(1,449,995)
Other adjustments(2)	24,619	—
Lease liabilities	$51,330	$149,131
_______________________________________________________________________________
(1)During the three months ended June 30, 2020 and 2019, the Company made payments of $1.1 million and $1.0 million, respectively, related to its operating leases and $1.3 million and $0.7 million, respectively, related to its finance leases. During the six months ended June 30, 2020 and 2019, the Company made payments of $2.1 million and $2.0 million, respectively, related to its operating leases and $2.7 million and $0.9 million, respectively, related to its finance leases. The weighted average lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 6.0 years and the weighted average discount rate was 5.0%. The weighted average lease term for the Company's finance leases was 97.5 years and the weighted average discount rate was 5.5%.
(2)The Company is obligated to pay ground rent under certain operating leases; however, the Company's tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations. The amount shown above is the net present value of the payments to be made by the Company's tenants on its behalf.

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
_______________________________________________________________________________
(1)The weighted average lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 4.2 years and the weighted average discount rate was 5.6%. The weighted average lease term for the Company's finance leases was 93 years and the weighted average discount rate was 5.4%.
(2)The Company is obligated to pay ground rent under certain operating leases; however, the Company's tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations. The amount shown above is the net present value of the payments to be made by the Company's tenants on its behalf.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 ($ in thousands)(1):

	Derivative Assets		Derivative Liabilities
As of June 30, 2020	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$—	Accounts payable, accrued expenses and other liabilities	$21,852
Total		$—		$21,852

	Derivative Assets		Derivative Liabilities
As of December 31, 2019	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$114	Accounts payable, accrued expenses and other liabilities	$8,680
Total		$114		$8,680
_________________________________________________________
(1)Over the next 12 months, the Company expects that $9.1 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.
The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended June 30, 2020
Interest rate swaps	Earnings from equity method investments	$(986)	$(307)
Interest rate swaps	Interest expense	(2,365)	(1,799)

For the Three Months Ended June 30, 2019
Interest rate swaps	Interest Expense	(12,951)	(266)
Interest rate swaps	Earnings from equity method investments	(8,036)	9

For the Six Months Ended June 30, 2020
Interest rate swaps	Earnings from equity method investments	(16,157)	(533)
Interest rate swaps	Interest expense	(14,970)	(2,887)

For the Six Months Ended June 30, 2019
Interest rate swaps	Interest Expense	(20,773)	(417)
Interest rate swaps	Earnings from equity method investments	(15,226)	153

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

The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of June 30, 2020 and December 31, 2019:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)	Rate per Annum	Annual Dividend Per Share	Carrying Value (in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
Total	12,200					$282,490
________________________________________
(1)Holders of shares of the Series D, G and I preferred stock are entitled to receive dividends, when and as declared by the Company's Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Company's Board of Directors for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.
(2)The Company declared and paid dividends of $4.0 million, $3.1 million and $4.7 million on its Series D, G and I Cumulative Redeemable Preferred Stock during both the six months ended June 30, 2020 and 2019. The Company declared and paid dividends of $4.5 million on its Series J Convertible Perpetual Preferred Stock during the six months ended June 30, 2019. The character of the 2019 dividends was 100% capital gain distribution, of which 34.01% represented unrecaptured section 1250 gain. There are no dividend arrearages on any of the preferred shares currently outstanding.
(3)The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2019, the Company had $460.6 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2031 and will fully expire in 2036 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan and the Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $16.3 million, or $0.21 per share, for the six months ended June 30, 2020 and $12.7 million, or $0.19 per share, for the six months ended June 30, 2019.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the six months ended June 30, 2020, the Company repurchased 2.5 million shares of its outstanding common stock for $27.8 million, for an average cost of $10.98 per share. During the six months ended June 30, 2019, the Company repurchased 6.2 million shares of its outstanding common stock for $58.3 million, for an average cost of $9.42 per share. As of June 30, 2020, the Company had remaining authorization to repurchase up to $6.4 million of common stock under its stock repurchase program. In August 2020, the Company's Board of Directors authorized an increase to the stock repurchase program to $50.0 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	June 30, 2020	December 31, 2019
Unrealized gains on available-for-sale securities	$3,931	$2,756
Unrealized losses on cash flow hedges	(58,777)	(37,264)
Unrealized losses on cumulative translation adjustment	(4,199)	(4,199)
Accumulated other comprehensive loss	$(59,045)	$(38,707)
Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $4.7 million and $21.0 million for the three and six months ended June 30, 2020, respectively, and $9.7 million and $14.0 million for the three and six months ended June 30, 2019, respectively, in "General and administrative" in the Company's consolidated statements of operations.
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
2019-2020 iPIP Plan—The Company's 2019-2020 iPIP plan is an equity-classified award which is measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" in the Company's consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2020 iPIP plan will be held by a consolidated subsidiary of the Company that has two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the six months ended June 30, 2020 and 2019, the Company recorded $1.6 million and $1.4 million, respectively, of expense related to the 2019-2020 iPIP plan. Distributions on the class B units will be 50% in cash and 50% in shares of the Company's common stock or in shares of SAFE's common stock owned by the Company.
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
The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the six months ended June 30, 2020.

	iPIP Investment Pool
	2013-2014	2015-2016	2017-2018
Points at beginning of period	81.17	73.28	77.27
Forfeited	(1.00)	(1.13)	(0.93)
Points at end of period	80.17	72.15	76.34
During the six months ended June 30, 2020 and 2019, the Company recorded $16.8 million and $9.8 million, respectively, of expense related to the 2013-2018 iPIP plans. During the six months ended June 30, 2020, the Company made distributions to

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $1.5 million as compensation, comprised of cash and 54,245 shares of the Company's common stock with a fair value of $14.51 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 32,825 shares of the Company's common stock were issued.

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
As of June 30, 2020 and December 31, 2019, the Company had accrued compensation costs relating to iPIP of $57.3 million and $41.9 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of June 30, 2020, an aggregate of 2.4 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the six months ended June 30, 2020, is as follows (in thousands):

Nonvested at beginning of period	598
Granted	181
Vested	(109)
Nonvested at end of period	670
As of June 30, 2020, there was $3.9 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.5 years.
Directors' Awards—During the six months ended June 30, 2020, the Company granted 79,138 restricted shares of common stock to non-employee Directors at a fair value of $9.75 at the time of grant for their annual equity awards and also issued 1,659 common stock equivalents ("CSEs") at a fair value of $11.02 per CSE in respect of dividend equivalents on outstanding CSEs. As of June 30, 2020, a combined total of 167,375 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $2.1 million.

401(k) Plan—The Company made contributions of $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 16—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share ("EPS") calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(14,363)	$373,691	$(27,249)	$366,721
Net income attributable to noncontrolling interests	(3,098)	(2,852)	(5,789)	(5,323)
Preferred dividends	(5,874)	(8,124)	(11,748)	(16,248)
Net income (loss) allocable to common shareholders for basic earnings per common share	$(23,335)	$362,715	$(44,786)	$345,150
Add: Effect of Series J convertible perpetual preferred stock	—	2,250	—	4,500
Net income (loss) allocable to common shareholders for diluted earnings per common share	$(23,335)	$364,965	$(44,786)	$349,650

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Earnings allocable to common shares:
Numerator for basic earnings per share:
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(23,335)	$362,715	$(44,786)	$345,150

Numerator for diluted earnings per share:
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(23,335)	$364,965	$(44,786)	$349,650

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	76,232	64,019	76,838	65,873
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	—	87	—	85
Add: Effect of series J convertible perpetual preferred stock	—	16,153	—	16,053
Weighted average common shares outstanding for diluted earnings per common share	76,232	80,259	76,838	82,011

Basic earnings per common share:
Net income (loss) allocable to common shareholders	$(0.31)	$5.67	$(0.58)	$5.24

Diluted earnings per common share:(1)
Net income (loss) allocable to common shareholders	$(0.31)	$4.55	$(0.58)	$4.26
____________________________________________________________
(1)For the three and six months ended June 30, 2019, the effect of certain of the Company's restricted stock awards were anti-dilutive. The Company will settle conversions of the 3.125% Convertible Notes (refer to Note 11) by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the three and six months ended June 30, 2020 and 2019 and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such period.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2020
Recurring basis:
Derivative liabilities(1)	$21,852	$—	$21,852	$—
Available-for-sale securities(1)	24,611	—	—	24,611
Non-recurring basis:
Impaired real estate(2)	4,642	—	—	4,642
Impaired land and development(3)	6,628	—	—	6,628

As of December 31, 2019
Recurring basis:
Derivative assets(1)	$114	$—	$114	$—
Derivative liabilities(1)	8,680	—	8,680	—
Available-for-sale securities(1)	23,896	—	—	23,896
Non-recurring basis:
Impaired land and development(4)	40,000	—	—	40,000
____________________________________________________________
(1)The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company's available-for-sale securities are based upon unadjusted third-party broker quotes and are classified as Level 3.
(2)The Company recorded an impairment of $3.0 million on a real estate asset held for sale based on expected sale proceeds.
(3)The Company recorded an impairment of $1.5 million on a land and development asset based on an executed purchase and sale agreement.
(4)The Company recorded aggregate impairments of $5.3 million on two land and development assets with an estimated aggregate fair value of $40.0 million. The estimated fair values are based on expected sales proceeds.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the six months ended June 30, 2020 and 2019 ($ in thousands):

	2020	2019
Beginning balance	$23,896	$21,661
Repayments	(460)	(46)
Unrealized gains recorded in other comprehensive income	1,175	1,709
Ending balance	$24,611	$23,324
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $0.8 billion and $3.3 billion, respectively, as of June 30, 2020 and $0.9 billion and $3.6 billion, respectively, as of December 31, 2019. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash and net investment in leases, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended June 30, 2020:
Operating lease income	$41,500	$—	$5,242	$70	$—	$46,812
Interest income	860	14,579	—	—	—	15,439
Interest income from sales-type leases	8,295	—	—	—	—	8,295
Other income	4,621	3,839	492	1,103	237	10,292
Land development revenue	—	—	—	15,577	—	15,577
Earnings (losses) from equity method investments	8,800	—	(4,941)	48	(1,321)	2,586
Income from sales of real estate	—	—	62	—	—	62
Total revenue and other earnings	64,076	18,418	855	16,798	(1,084)	99,063
Real estate expense	(6,134)	—	(4,509)	(3,633)	—	(14,276)
Land development cost of sales	—	—	—	(16,287)	—	(16,287)
Other expense	—	(21)	—	—	(182)	(203)
Allocated interest expense	(24,388)	(5,959)	(2,183)	(4,422)	(4,998)	(41,950)
Allocated general and administrative(2)	(5,177)	(1,575)	(595)	(2,385)	(4,522)	(14,254)
Segment profit (loss)(3)	$28,377	$10,863	$(6,432)	$(9,929)	$(10,786)	$12,093
Other significant items:
Provision for loan losses	$57	$2,010	$—	$—	$—	$2,067
Provision for losses on net investment in leases	534	—	—	—	—	534
Impairment of assets	328	—	2,983	1,472	—	4,783
Depreciation and amortization	12,487	—	1,271	243	299	14,300
Capitalized expenditures	5,171	—	421	8,026	—	13,618

Three Months Ended June 30, 2019:
Operating lease income	$48,660	$—	$6,455	$70	$—	$55,185
Interest income	408	19,933	—	—	—	20,341
Interest income from sales-type leases	3,817	—	—	—	—	3,817
Other income	2,937	532	3,974	1,311	1,296	10,050
Land development revenue	—	—	—	9,075	—	9,075
Earnings (losses) from equity method investments	3,582	—	(2,630)	2,924	(236)	3,640
Selling profit from sales-type leases	180,416	—	—	—	—	180,416
Income from sales of real estate	219,742	—	781	—	—	220,523
Total revenue and other earnings	459,562	20,465	8,580	13,380	1,060	503,047
Real estate expense	(5,769)	—	(8,288)	(7,981)	—	(22,038)
Land development cost of sales	—	—	—	(9,236)	—	(9,236)
Other expense	—	(47)	—	—	(11,836)	(11,883)
Allocated interest expense	(23,606)	(7,936)	(2,548)	(5,493)	(4,169)	(43,752)
Allocated general and administrative(2)	(6,734)	(2,279)	(726)	(2,923)	(4,936)	(17,598)
Segment profit (loss)(3)	$423,453	$10,203	$(2,982)	$(12,253)	$(19,881)	$398,540
Other significant items:
Provision for loan losses	$—	$110	$—	$—	$—	$110
Impairment of assets	—	—	2	1,100	—	1,102
Depreciation and amortization	12,272	—	900	244	302	13,718
Capitalized expenditures	2,105	—	1,646	29,414	—	33,165

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Six Months Ended June 30, 2020:
Operating lease income	$82,965	$—	$11,015	$178	$—	$94,158
Interest income	1,683	30,972	—	—	—	32,655
Interest income from sales-type leases	16,650	—	—	—	—	16,650
Other income	8,913	4,145	3,650	1,727	12,225	30,660
Land development revenue	—	—	—	95,752	—	95,752
Earnings (losses) from equity method investments	28,332	—	(7,608)	632	(2,158)	19,198
Income from sales of real estate	—	—	62	—	—	62
Total revenue and other earnings	138,543	35,117	7,119	98,289	10,067	289,135
Real estate expense	(12,361)	—	(12,173)	(12,240)	—	(36,774)
Land development cost of sales	—	—	—	(93,346)	—	(93,346)
Other expense	—	(41)	—	—	(236)	(277)
Allocated interest expense	(48,866)	(12,158)	(4,442)	(8,992)	(10,883)	(85,341)
Allocated general and administrative(2)	(12,166)	(3,672)	(1,384)	(5,204)	(9,830)	(32,256)
Segment profit (loss)(3)	$65,150	$19,246	$(10,880)	$(21,493)	$(10,882)	$41,141
Other significant non-cash items:
Provision for loan losses	$—	$6,070	$—	$—	$—	$6,070
Provision for losses on net investment in leases	1,826	—	—	—	—	1,826
Impairment of assets	2,036	—	2,983	1,472	—	6,491
Depreciation and amortization	25,143	—	2,556	486	601	28,786
Capitalized expenditures	7,017	—	1,338	20,052	—	28,407

Six Months Ended June 30, 2019:
Operating lease income	$98,143	$—	$15,810	$147	$—	$114,100
Interest income	408	40,308	—	—	—	40,716
Interest income from sales-type leases	3,817	—	—	—	—	3,817
Other income	6,358	2,721	6,349	4,755	4,680	24,863
Land development revenue	—	—	—	21,774	—	21,774
Earnings (losses) from equity method investments	10,812	—	(5,040)	3,211	(34)	8,949
Selling profit from sales-type leases	180,416	—	—	—	—	180,416
Income from sales of real estate	219,742	—	10,188	—	—	229,930
Total revenue and other earnings	519,696	43,029	27,307	29,887	4,646	624,565
Real estate expense	(11,874)	—	(19,321)	(16,783)	—	(47,978)
Land development cost of sales	—	—	—	(23,684)	—	(23,684)
Other expense	—	(311)	—	—	(12,080)	(12,391)
Allocated interest expense	(45,372)	(16,349)	(5,466)	(10,620)	(12,522)	(90,329)
Allocated general and administrative(2)	(12,412)	(4,488)	(1,487)	(6,180)	(9,881)	(34,448)
Segment profit (loss)(3)	$450,038	$21,881	$1,033	$(27,380)	$(29,837)	$415,735
Other significant non-cash items:
Provision for loan losses	$—	$13	$—	$—	$—	$13
Impairment of assets	—	—	3,853	1,100	—	4,953
Depreciation and amortization	25,832	—	2,457	490	607	29,386
Capitalized expenditures	4,861	—	2,063	65,493	—	72,417

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
As of June 30, 2020
Real estate, net	$1,296,853	$—	$199,215	$—	$—	$1,496,068
Real estate available and held for sale	26,644	—	5,519	—	—	32,163
Total real estate	1,323,497	—	204,734	—	—	1,528,231
Net investment in leases	413,736	—	—	—	—	413,736
Land and development, net	—	—	—	504,577	—	504,577
Loans receivable and other lending investments, net	43,874	757,833	—	—	—	801,707
Other investments	898,390	—	57,623	37,079	56,838	1,049,930
Total portfolio assets	$2,679,497	$757,833	$262,357	$541,656	$56,838	4,298,181
Cash and other assets						584,419
Total assets						$4,882,600

As of December 31, 2019
Real estate, net	$1,327,082	$—	$200,137	$—	$—	$1,527,219
Real estate available and held for sale	—	—	8,650	—	—	8,650
Total real estate	1,327,082	—	208,787	—	—	1,535,869
Net investment in leases	418,915	—	—	—	—	418,915
Land and development, net	—	—	—	580,545	—	580,545
Loans receivable and other lending investments, net	44,339	783,522	—	—	—	827,861
Other investments	760,068	—	61,686	42,866	43,255	907,875
Total portfolio assets	$2,550,404	$783,522	$270,473	$623,411	$43,255	4,271,065
Cash and other assets						814,044
Total assets						$5,085,109
_______________________________________________________________________________
(1)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not included in the other reportable segments above.
(2)General and administrative excludes stock-based compensation expense of $4.7 million and $21.0 million for the three and six months ended June 30, 2020, respectively, and $9.7 million and $14.0 million for the three and six months ended June 30, 2019, respectively.
(3)The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Segment profit	$12,093	$398,540	$41,141	$415,735
Less: Provision for loan losses	(2,067)	(110)	(6,070)	(13)
Less: Provision for losses on net investment in leases	(534)	—	(1,826)	—
Less: Impairment of assets	(4,783)	(1,102)	(6,491)	(4,953)
Less: Stock-based compensation expense	(4,744)	(9,705)	(21,014)	(13,954)
Less: Depreciation and amortization	(14,300)	(13,718)	(28,786)	(29,386)
Less: Income tax expense	(28)	(214)	(88)	(240)
Less: Loss on early extinguishment of debt, net	—	—	(4,115)	(468)
Net income (loss)	$(14,363)	$373,691	$(27,249)	$366,721

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
The coronavirus (COVID-19) outbreak has rapidly and dramatically impacted the US and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The US financial markets have experienced significant disruption, with heightened stock market volatility and highly constrained credit conditions within most sectors, including real estate. We are focused on ensuring the health and safety of our personnel and the continuity of business activities at iStar and SAFE, monitoring the effects of the crisis on our and SAFE's customers, marshalling available liquidity at both companies, implementing appropriate cost containment measures and preparing for the eventual resumption of more normalized activities. At this time, we cannot predict the full extent of the impacts of the COVID-19 crisis on our or SAFE's business. We will continue to monitor its effects on a daily basis and will adjust operations as necessary
The crisis began to materially affect our business in the latter part of the first quarter when we and most of our tenants and borrowers began working from home and normal business operations at companies throughout the United States ceased. There are no reliable forecasts as to how long these conditions will persist. Our portfolio is well diversified by business, property type and geography. SAFE reported that it received 100% of the ground rent due under its leases for the second quarter. Our portfolio includes investments in the entertainment/leisure (20.0% of gross book value) and hotel (5.5% of gross book value) sectors, which have been particularly stressed by the pandemic. During the quarter, we agreed with a tenant in the entertainment sector that we would apply $10 million of net proceeds that we received from recent sales of some of the tenant's facilities to the tenant's upcoming rent obligations to us. In exchange, our obligation under the lease to acquire an equal amount of new facilities for them or to reduce their rent in the future has been terminated. We collected 98% of the rent due from our other net lease tenants during the quarter, 94% of the interest payments due in our real estate finance portfolio and 80% of the rent due in our operating properties portfolio. We may continue to experience disruptions and collections of rent and interest payments until more normalized business conditions resume. We increased our allowance for loan losses and may continue to do so in future quarters while the COVID-19 pandemic continues to materially affect the US economy.

The COVID-19 crisis has adversely affected our strategies of monetizing legacy assets and materially scaling SAFE's portfolio for the time being. Equity and debt financing for real estate transactions generally is constrained. In addition, the crisis has made it more difficult to execute transactions as people are unable to visit properties, local governmental offices are closed and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our strategy while they persist. See the Risk Factors section of this report for additional discussion of certain potential risks to our business arising from the COVID-19 crisis.
Portfolio Overview

As of June 30, 2020, based on our gross book value, including the carrying value of our equity method investments gross of accumulated depreciation, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral Types	Net Lease	Real Estate Finance	Operating Properties	Land & Development	Total	% of Total
Office	937,414	51,128	127	—	988,669	20.8%
Entertainment / Leisure	938,569	—	16,181	—	954,750	20.0%
Ground Leases	886,555	—	—	—	886,555	18.6%
Land and Development	—	99,668	—	400,560	500,228	10.5%
Industrial	259,544	—	97,663	—	357,207	7.5%
Condominium	—	180,559	18,878	136,594	336,031	7.0%
Hotel	—	179,203	82,552	—	261,755	5.5%
Multifamily	—	166,821	53,322	6,304	226,447	4.7%
Retail	57,348	68,596	41,416	8,271	175,631	3.7%
Other Property Types	—	24,611	—	—	24,611	0.5%
Strategic Investments(1)	—	—	—	—	56,837	1.2%
Total	$3,079,430	$770,586	$310,139	$551,729	$4,768,721	100.0%
Percentage of Total	65%	16%	7%	12%	100%
_______________________________________________________________________________
(1)Strategic Investments is comprised of $47.7 million of industrial and $9.1 million of other property types.

Geographic Region	Net Lease	Real Estate Finance	Operating Properties	Land & Development	Total	% of Total
Northeast	$910,379	$305,915	$93,497	$298,539	$1,608,330	33.8%
West	496,097	211,498	56,554	39,266	803,415	16.8%
Mid-Atlantic	503,172	13,071	—	121,170	637,413	13.4%
Central	422,783	77,566	45,677	31,500	577,526	12.1%
Southwest	396,462	15,890	104,338	43,470	560,160	11.7%
Southeast	341,274	58,891	10,073	17,784	428,022	9.0%
Various	9,263	87,755	—	—	97,018	2.0%
Strategic Investments	—	—	—	—	56,837	1.2%
Total	$3,079,430	$770,586	$310,139	$551,729	$4,768,721	100.0%
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

The net lease segment includes our Ground Lease investments made primarily through SAFE and our traditional net lease investments. As of June 30, 2020, our consolidated net lease portfolio totaled $2.2 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II, exclusive of accumulated depreciation, totaled $3.1 billion. The table below provides certain statistics for our net lease portfolio.

	Consolidated Real Estate(1)	Net Lease Venture II	SAFE
Ownership %	100.0%	51.9%	65.4%
Gross book value (millions)(2)	$2,158	$238	$2,798

% Leased	98.6%	100.0%	100.0%
Square footage (thousands)	15,705	2,273	N/A
Weighted average lease term (years)(3)	17.5	13.1	89.2
Weighted average yield(4)	7.9%	9.9%	4.4%
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

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE's Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on its land at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of June 30, 2020, we owned approximately 65.4% of SAFE's common stock outstanding.
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

As of June 30, 2020, our real estate finance portfolio, including securities and other lending investments, totaled $815.6 million, exclusive of general loan loss allowance. The portfolio, excluding securities and other lending investments, included $642.6 million of performing loans with a weighted average maturity of 1.4 years.

The tables below summarize our loans and the allowance for loan losses associated with our loans ($ in thousands):

	June 30, 2020
	Number of Loans	Gross Carrying Value	Allowance for Loan Losses	Carrying Value	% of Total	Allowance for Loan Losses as a % of Gross Carrying Value
Performing loans	20	$642,613	$(13,911)	$628,702	97.6%	2.2%
Non-performing loans	1	37,307	(21,701)	15,606	2.4%	58.2%
Total	21	$679,920	$(35,612)	$644,308	100.0%	5.2%

	December 31, 2019
	Number of Loans	Gross Carrying Value	Allowance for Loan Losses	Carrying Value	% of Total	Allowance for Loan Losses as a % of Gross Carrying Value
Performing loans	22	$665,460	$(6,933)	$658,527	97.6%	1.0%
Non-performing loans	1	37,820	(21,701)	16,119	2.4%	57.4%
Total	23	$703,280	$(28,634)	$674,646	100.0%	4.1%
Performing Loans—The table below summarizes our performing loans exclusive of allowances ($ in thousands):

	June 30, 2020	December 31, 2019
Senior mortgages	$512,300	$534,765
Corporate/Partnership loans	119,061	119,818
Subordinate mortgages	11,252	10,877
Total	$642,613	$665,460

Weighted average LTV	61%	61%
Yield	8.0%	8.8%
Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2020 and December 31, 2019, we had one non-performing loan with a carrying value of $15.6 million and $16.1 million, respectively. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $35.6 million as of June 30, 2020, or 5.2% of total loans, compared to $28.6 million, or 4.1%, as of December 31, 2019. We expect that our level of allowance for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and allowances requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2020 and December 31, 2019, asset-specific allowances were $21.7 million.

We estimate the formula-based component based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market. We estimate the formula-based component on our construction loan portfolio based on historical realized losses experienced within our portfolio and third-party market data that includes historical loss rates on commercial real estate loans and forecasted economic trends, including interest and unemployment rates. We estimate the formula-based component on our other loans using a loan loss forecasting tool developed by Trepp LLC that utilizes loan level data including each loans position in the capital structure, interest rates, maturity dates, unfunded commitments, debt service coverage ratios, etc. which also utilizes forward looking macroeconomic variables and pool-level mean loss rates to produce an expected loss over the life each loan.

The general allowance increased to $13.9 million or 2.2% of performing loans and other lending investments as of June 30, 2020, compared to $6.9 million or 1.0% of performing loans and other lending investments as of December 31, 2019. The increase was due to a $0.7 million general allowance recorded upon the adoption of ASU 2016-13 on January 1, 2020 (refer to Note 3) and an increase in the general allowance of $6.3 million during the six months ended June 30, 2020.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including office, retail, hotel and residential properties. As of June 30, 2020, our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $310.1 million.

Land and Development
The following table presents a land and development portfolio rollforward for the six months ended June 30, 2020.

Land and Development Portfolio Rollforward
(in millions)
	Asbury Ocean Club and Asbury Park Waterfront	Magnolia Green	All Others	Total Segment
Beginning balance(1)	$234.6	$112.9	$233.0	$580.5
Asset sales(2)	(21.1)	(10.3)	(59.5)	(90.9)
Capital expenditures	10.3	7.9	1.8	20.0
Other	—	(1.3)	(3.7)	(5.0)
Ending balance(1)	$223.8	$109.2	$171.6	$504.6
_______________________________________________________________________
(1)As of June 30, 2020 and December 31, 2019, Total Segment excludes $37.1 million and $42.9 million, respectively, of equity method investments.
(2)Represents gross book value of the assets sold, rather than proceeds received.

Results of Operations for the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

	For the Three Months Ended June 30,
	2020	2019	$ Change
	(in thousands)
Operating lease income	$46,812	$55,185	$(8,373)
Interest income	15,439	20,341	(4,902)
Interest income from sales-type leases	8,295	3,817	4,478
Other income	10,292	10,050	242
Land development revenue	15,577	9,075	6,502
Total revenue	96,415	98,468	(2,053)
Interest expense	41,950	43,752	(1,802)
Real estate expense	14,276	22,038	(7,762)
Land development cost of sales	16,287	9,236	7,051
Depreciation and amortization	14,300	13,718	582
General and administrative	18,998	27,303	(8,305)
Provision for loan losses	2,067	110	1,957
Provision for losses on net investment in leases	534	—	534
Impairment of assets	4,783	1,102	3,681
Other expense	203	11,883	(11,680)
Total costs and expenses	113,398	129,142	(15,744)
Income from sales of real estate	62	220,523	(220,461)
Earnings from equity method investments	2,586	3,640	(1,054)
Selling profit from sales-type leases	—	180,416	(180,416)
Income tax expense	(28)	(214)	186
Net income (loss)	$(14,363)	$373,691	$(388,054)
Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $8.4 million, or 15%, to $46.8 million during the three months ended June 30, 2020 from $55.2 million for the same period in 2019. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended June 30,
	2020	2019	Change
Net Lease(1)	$41.5	$48.7	$(7.2)
Operating Properties(2)	5.2	6.4	(1.2)
Land and Development	0.1	0.1	—
Total	$46.8	$55.2	$(8.4)
______________________________________________________________
(1)Change primarily due to the reclassification of certain operating leases to sales-type leases in May 2019 (refer to Note 5) and asset sales, partially offset by new acquisitions.
(2)Change primarily due to asset sales.

The following table shows certain same store statistics for our consolidated Net Lease segment. Same store assets are defined as assets we owned on or prior to April 1, 2019 and were in service through June 30, 2020 (Operating lease income in millions).

	Three Months Ended June 30,
	2020	2019
Operating lease income	$43.3	$44.7
Rent per square foot	$11.42	$11.33
Occupancy(1)	98.6%	99.5%
______________________________________________________________
(1)Occupancy as of June 30, 2020 and 2019.

Interest income decreased $4.9 million, or 24%, to $15.4 million during the three months ended June 30, 2020 from $20.3 million for the same period in 2019. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $755 million for the three months ended June 30, 2020 and $883 million for the three months ended June 30, 2019. The weighted average yield on our performing loans and other lending investments was 7.8% and 9.1%, respectively, for the three months ended June 30, 2020 and 2019.
On January 1, 2019, we adopted new accounting standards and classified certain of our leases in 2019 as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our leases that do not qualify as sales-type leases. Interest income from sales-type leases increased to $8.3 million for the three months ended June 30, 2020 from $3.8 million for the same period in 2019. The increase was due primarily to a full period of interest income for sales-type leases during the three months ended June 30, 2020 (refer to Note 5).
Other income increased $0.2 million, or 2%, to $10.3 million during the three months ended June 30, 2020 from $10.1 million for the same period in 2019. Other income during the three months ended June 30, 2020 consisted primarily of management fees, other ancillary income from our operating properties, land and development projects and loan portfolio, income from our hotel properties and interest income on our cash. Other income during the three months ended June 30, 2019 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and land and development projects and interest income on our cash.
Land development revenue and cost of sales—During the three months ended June 30, 2020, we sold residential lots and units and recognized land development revenue of $15.6 million which had associated cost of sales of $16.3 million. During the three months ended June 30, 2019, we sold residential lots and units and recognized land development revenue of $9.1 million which had associated cost of sales of $9.2 million.
Costs and expenses—Interest expense decreased $1.8 million, or 4%, to $42.0 million during the three months ended June 30, 2020 from $43.8 million for the same period in 2019 due primarily to a decrease in our weighted average cost of debt, which was 4.7% for the three months ended June 30, 2020 compared to 5.5% for the three months ended June 30, 2019. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, increased to $3.55 billion for the three months ended June 30, 2020 from $3.39 billion for the same period in 2019.
Real estate expenses decreased $7.7 million, or 35%, to $14.3 million during the three months ended June 30, 2020 from $22.0 million for the same period in 2019. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended June 30,
	2020	2019	Change
Operating Properties(1)	$4.5	$8.3	$(3.8)
Land and Development(2)	3.6	8.0	(4.4)
Net Lease(3)	6.2	5.7	0.5
Total	$14.3	$22.0	$(7.7)
______________________________________________________________
(1)Change primarily due to asset sales and a decrease in expenses at operating properties..
(2)Change primarily due to asset sales and a decrease in expenses at some of our properties.
(3)Change primarily due to new acquisitions, partially offset by asset sales.

Depreciation and amortization increased $0.6 million, or 4%, to $14.3 million during the three months ended June 30, 2020 from $13.7 million for the same period in 2019, primarily due to new acquisitions, partially offset by asset sales and the reclassification of certain operating leases to sales-type lease (refer to Note 5).
General and administrative expenses decreased $8.3, or 30%, to $19.0 million during the three months ended June 30, 2020 from $27.3 million for the same period in 2019. Excluding performance based compensation, general and administrative expenses decreased to $11.3 million in 2020 from $14.2 million in 2019, which does not include $3.2 million and $1.5 million, respectively, in management fees earned from SAFE that we record in other income. General and administrative expenses net of performance based compensation and SAFE management fees was $8.1 million in 2020 and $12.7 million in 2019. The following table summarizes our general and administrative expenses for the three months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,
	2020	2019	Change
Payroll and related costs	$6.4	$9.0	$(2.6)
Performance based compensation(1)	7.7	13.1	(5.4)
Public company costs	1.7	1.4	0.3
Occupancy costs	1.2	1.1	0.1
Other	2.0	2.7	(0.7)
Total	$19.0	$27.3	$(8.3)
____________________________________________________
(1)Includes performance based compensation related to our Performance Incentive Plans and Annual Incentive Plan. Please refer to Note 15 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans. Our board of directors is considering an additional performance metric for the second half of 2020 to supplement its existing performance metrics in calculating performance based compensation, which would be intended to account for the fact that metrics established prior to the pandemic may not alone be appropriate benchmarks of performance during the pandemic.

The provision for loan losses was $2.1 million for the three months ended June 30, 2020 as compared to $0.1 million for the same period in 2019. The provision for loan losses for the three months ended June 30, 2020 resulted from the macroeconomic impact of COVID-19 on commercial real estate markets.
The provision for losses on net investment in leases for the three months ended June 30, 2020 included an allowance resulting from the macroeconomic impact of COVID-19 on commercial real estate markets.
During the three months ended June 30, 2020, we recorded an aggregate impairment of $4.8 million on a real estate asset held for sale and a land and development asset. During the three months ended June 30, 2019, we recorded an impairment of $1.1 million on a land and development asset due to a change in business strategy.
Other expense decreased to $0.2 million during the three months ended June 30, 2020 from $11.9 million for the same period in 2019. The decrease was due primarily to expenses associated with derivative contracts that were terminated during the three months ended June 30, 2019.
Income from sales of real estate—During the three months ended June 30, 2020, we recorded $0.1 million of income from sales of real estate from the sale of units at a residential operating property. During the three months ended June 30, 2019, we recorded $220.5 million of income from sales of real estate primarily from the sale of a portfolio of net lease assets.

Earnings from equity method investments—Earnings from equity method investments decreased to $2.6 million during the three months ended June 30, 2020 from $3.6 million for the same period in 2019. During the three months ended June 30, 2020, we recognized $8.2 million of income from our equity method investment in SAFE, which was partially offset by $5.6 million of net aggregate losses from our remaining equity method investments. During the three months ended June 30, 2019, we During the three months ended June 30, 2019, we recognized $3.8 million of income from our equity method investment in SAFE, $2.0 million from sales activity at a land development venture and $2.2 million was net aggregate losses from our remaining equity method investments.
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
Income tax expense—Income tax expense of $28 thousand was recorded during the three months ended June 30, 2020 as compared to an income tax expense of $0.2 million for the same period in 2019. The income tax expense for the three months ended June 30, 2020 and 2019 is related primarily to state margins taxes and other minimum state taxes.
Results of Operations for the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	For the Six Months Ended June 30,
	2020	2019	$ Change
	(in thousands)
Operating lease income	$94,158	$114,100	$(19,942)
Interest income	32,655	40,716	(8,061)
Interest income from sales-type leases	16,650	3,817	12,833
Other income	30,660	24,863	5,797
Land development revenue	95,752	21,774	73,978
Total revenue	269,875	205,270	64,605
Interest expense	85,341	90,329	(4,988)
Real estate expense	36,774	47,978	(11,204)
Land development cost of sales	93,346	23,684	69,662
Depreciation and amortization	28,786	29,386	(600)
General and administrative	53,270	48,402	4,868
Provision for loan losses	6,070	13	6,057
Provision for losses on net investment in leases	1,826	—	1,826
Impairment of assets	6,491	4,953	1,538
Other expense	277	12,391	(12,114)
Total costs and expenses	312,181	257,136	55,045
Income from sales of real estate	62	229,930	(229,868)
Loss on early extinguishment of debt, net	(4,115)	(468)	(3,647)
Earnings from equity method investments	19,198	8,949	10,249
Selling profit from sales-type leases	—	180,416	(180,416)
Income tax expense	(88)	(240)	152
Net income (loss)	$(27,249)	$366,721	$(393,970)
Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $19.9 million to $94.2 million during the six months ended June 30, 2020 from $114.1 million for the same period in 2019. The following table summarizes our operating lease income by segment ($ in millions).

	Six Months Ended June 30,
	2020	2019	Change
Net Lease(1)	$83.0	$98.1	$(15.1)
Operating Properties(2)	11.0	15.9	(4.9)
Land and Development	0.2	0.1	0.1
Total	$94.2	$114.1	$(19.9)
______________________________________________________________
(1)Change primarily due to the reclassification of certain operating leases to sales-type leases in May 2019 (refer to Note 5) and asset sales, partially offset by new acquisitions.
(2)Change primarily due to asset sales.

The following table shows certain same store statistics for our consolidated Net Lease segment. Same store assets are defined as assets we owned on or prior to January 1, 2019 and were in service through June 30, 2020 (Operating lease income in millions).

	Six Months Ended June 30,
	2020	2019
Operating lease income	$80.8	$79.7
Rent per square foot	$10.96	$10.38
Occupancy(1)	98.5%	99.5%
______________________________________________________________
(1)Occupancy as of June 30, 2020 and 2019.

Interest income decreased $8.1 million to $32.7 million during the six months ended June 30, 2020 from $40.7 million for the same period in 2019. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $775 million for the six months ended June 30, 2020 and $892 million for the six months ended June 30, 2019. The weighted average yield on our performing loans and other lending investments for the six months ended June 30, 2020 and 2019 was 8.0% and 9.1%, respectively,
On January 1, 2019, we adopted new accounting standards and classified certain of our leases in 2019 as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our leases that do not qualify as sales-type leases. Interest income from sales-type leases increased to $16.7 million for the six months ended June 30, 2020 from $3.8 million for the same period in 2019. The increase was due primarily to a full period of interest income for sales-type leases during the six months ended June 30, 2020 (refer to Note 5).
Other income increased $5.8 million to $30.7 million during the six months ended June 30, 2020 from $24.9 million for the same period in 2019. Other income during the six months ended June 30, 2020 consisted primarily of management fees, other ancillary income from our operating properties, land and development projects and loan portfolio, income from our hotel properties and interest income on our cash. Other income during the six months ended June 30, 2019 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and land and development projects and interest income on our cash. The increase in 2020 was due primarily to an increase in loan prepayment penalties and an increase in management fees from SAFE.
Land development revenue and cost of sales—During the six months ended June 30, 2020, we sold residential lots and units and recognized land development revenue of $95.8 million which had associated cost of sales of $93.3 million. During the six months ended June 30, 2019, we sold residential lots and units and recognized land development revenue of $21.8 million which had associated cost of sales of $23.7 million. The increase in 2020 was due primarily to the sale of a 430 acre site in California for $36.0 million which had associated cost of sales of $35.4 million.

Costs and expenses—Interest expense decreased $5.0 million to $85.3 million during the six months ended June 30, 2020 from $90.3 million for the same period in 2019 due primarily to a decrease in our weighted average cost of debt, which was 4.8% for the six months ended June 30, 2020 compared to 5.5% for the six months ended June 30, 2019. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, increased to $3.53 billion for the six months ended June 30, 2020 from $3.51 billion for the same period in 2019.
Real estate expenses decreased $11.2 million to $36.8 million during the six months ended June 30, 2020 from $48.0 million for the same period in 2019. The following table summarizes our real estate expenses by segment ($ in millions).

	Six Months Ended June 30,
	2020	2019	Change
Operating Properties(1)	$12.2	$19.3	$(7.1)
Land and Development(2)	12.2	16.8	(4.6)
Net Lease(3)	12.4	11.9	0.5
Total	$36.8	$48.0	$(11.2)
______________________________________________________________
(1)Change primarily due to asset sales and a decrease in expenses at our hotel properties, partially offset by an asset beginning operations during 2019.
(2)Change primarily due to a decrease in legal and marketing costs at some properties and asset sales.
(3)Change primarily due to new acquisitions, partially offset by asset sales.

Depreciation and amortization decreased $0.6 million to $28.8 million during the six months ended June 30, 2020 from $29.4 million for the same period in 2019, primarily due to asset sales and the reclassification of certain operating leases to sales-type lease (refer to Note 5), partially offset by new acquisitions.
General and administrative expenses increased $4.9 million to $53.3 million during the six months ended June 30, 2020 from $48.4 million for the same period in 2019. Excluding performance based compensation, general and administrative expenses decreased to $26.1 million in 2020 from $27.9 million in 2019, which does not include $6.0 million and $3.1 million, respectively, in management fees earned from SAFE that we record in other income. General and administrative expenses net of performance based compensation and SAFE management fees was $20.1 million in 2020 and $24.8 million in 2019. The following table summarizes our general and administrative expenses for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended June 30,
	2020	2019	Change
Payroll and related costs	$16.3	$17.6	$(1.3)
Performance based compensation(1)	27.2	20.5	6.7
Public company costs	3.6	2.9	0.7
Occupancy costs	2.2	2.2	—
Other	4.0	5.2	(1.2)
Total	$53.3	$48.4	$4.9
____________________________________________________
(1)Includes performance based compensation related to our Performance Incentive Plans and Annual Incentive Plan. Please refer to Note 15 - Stock-Based Compensation Plans and Employee Benefits for a description of the Performance Incentive Plans. Our board of directors is considering an additional performance metric for the second half of 2020 to supplement its existing performance metrics in calculating performance based compensation, which would be intended to account for the fact that metrics established prior to the pandemic may not alone be appropriate benchmarks of performance during the pandemic.

The provision for loan losses was $6.1 million for the six months ended June 30, 2020 as compared to $13.0 thousand for the same period in 2019. The provision for loan losses for the six months ended June 30, 2020 resulted from the macroeconomic impact of COVID-19 on commercial real estate markets.
The provision for losses on net investment in leases for the six months ended June 30, 2020 included an allowance resulting from the macroeconomic impact of COVID-19 on commercial real estate markets..
During the six months ended June 30, 2020, we recorded an aggregate impairment of $6.5 million in connection with the sale of net lease assets and impairments on a real estate asset held for sale and a land and development asset. During the six months ended June 30, 2019, we recorded an aggregate impairment of $5.0 million which included an impairment of $3.3 million on a commercial operating property based on an executed purchase and sale agreement, a $1.1 million impairment on a land and development asset due to a change in business strategy and $0.6 million of impairments in connection with the sale of residential condominium units.
Other expense decreased to $0.3 million during the six months ended June 30, 2020 from $12.4 million for the same period in 2019. The decrease was due primarily to expenses associated with derivative contracts that were terminated during the six months ended June 30, 2019.
Income from sales of real estate—During the six months ended June 30, 2020, we recorded $0.1 million of income from sales of real estate from the sale of units at a residential operating property. During the six months ended June 30, 2019, we recorded $229.9 million of income from sales of real estate primarily from the sale of a portfolio of net lease assets and operating properties.

Loss on early extinguishment of debt, net—During the six months ended June 30, 2020 and 2019, we incurred losses on early extinguishment of debt of $4.1 million and $0.5 million, respectively, resulting from the repayment of senior notes prior to maturity.
Earnings from equity method investments—Earnings from equity method investments increased to $19.2 million during the six months ended June 30, 2020 from $8.9 million for the same period in 2019. During the six months ended June 30, 2020, we recognized $27.6 million of income from our equity method investment in SAFE, which included a dilution gain of $7.9 million resulting from a SAFE equity offering in March 2020, offset by $8.4 million of net aggregate losses from our remaining equity method investments. During the six months ended June 30, 2019, we recognized $11.1 million from our equity method investment in SAFE and $2.3 million from sales activity at a land development venture, which was partially offset by $4.5 million of net aggregate losses from our remaining equity method investments.
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

Income tax expense—Income tax expense of $0.1 million was recorded during the six months ended June 30, 2020 as compared to an income tax expense of $0.2 million for the same period in 2019. The income tax expense for the six months ended June 30, 2020 and 2019 is related primarily to state margins taxes and other minimum state taxes.

Adjusted Earnings

In 2019, we announced a new business strategy that would focus our management personnel and our investment resources primarily on scaling our Ground Lease platform. As part of this strategy, we accelerated the monetization of legacy assets, reducing our legacy portfolio to approximately 17% of our overall portfolio as of June 30, 2020, and deployed a substantial portion of the proceeds into additional investments in SAFE and new loan and net lease originations relating to the Ground Lease business. Management has determined that, effective for the first quarter 2020, a modified non-GAAP earnings metric, designated "adjusted earnings," is the metric it uses to assess our execution of this strategy and the performance of our operations. Adjusted earnings reflects impairment charges and loan provisions in the same period in which they are recognized in net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), rather than in a later period when the asset is sold. We believe this change is appropriate as legacy asset sales become less central to our business, even though sales may be material to particular periods when they occur.

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

	For the Three Months Ended June 30,
	2020	2019	2018
	(in thousands)
Adjusted Earnings
Net income (loss) allocable to common shareholders	$(23,335)	$362,715	$42,873
Add: Depreciation and amortization	15,675	14,305	15,511
Add: Stock-based compensation expense	4,744	9,705	3,503
Add: Non-cash portion of loss on early extinguishment of debt	—	—	2,164
Adjusted earnings (losses) allocable to common shareholders	$(2,916)	$386,725	$64,051

	For the Six Months Ended June 30,
	2020	2019	2018
	(in thousands)
Adjusted Earnings
Net income (loss) allocable to common shareholders	$(44,786)	$345,150	$69,680
Add: Depreciation and amortization	30,731	29,740	32,279
Add: Stock-based compensation expense	21,014	13,954	12,593
Add: Non-cash portion of loss on early extinguishment of debt	799	468	2,536
Adjusted earnings allocable to common shareholders	$7,758	$389,312	$117,088
Liquidity and Capital Resources

During the three months ended June 30, 2020, we invested $59.5 million into new investments, prior financing commitments and ongoing real estate development. This amount includes $24.9 million in real estate finance, $10.6 million to develop our land and development assets, $16.0 million to invest in net lease assets, and $2.2 million of capital to reposition or redevelop our operating properties and $5.8 million in other investments. Also during the three months ended June 30, 2020, we generated $99.5 million of proceeds from loan repayments and asset sales within our portfolio, comprised of $81.1 million from real estate finance, $3.1 million from operating properties and net lease assets and $15.3 million from land and development assets. These amounts are inclusive of fundings and proceeds from both consolidated investments and our pro rata share from equity method investments.
The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Six Months Ended June 30,
	2020	2019
Operating Properties	$1,598	$3,636
Net Lease	4,884	8,385
Total capital expenditures on real estate assets	$6,482	$12,021

Land and Development	$25,028	$73,314
Total capital expenditures on land and development assets	$25,028	$73,314

As of June 30, 2020, we had unrestricted cash of approximately $80.7 million and $350.0 million of borrowing capacity available under the Revolving Credit Facility. The COVID-19 crisis has for the time being adversely affected our strategies of monetizing legacy assets and materially scaling SAFE's portfolio as its Manager. These conditions will adversely affect our strategies while they persist. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, distributions to shareholders and funding ongoing business operations. In the near term we plan to limit non-investment cash expenditures to the extent practicable. The amount we actually invest will depend on the full impact of COVID-19 on our business and the pace of the economic recovery. We also had approximately $242.0 of maximum unfunded commitments associated with our investments of which we expect to fund the majority over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have $598.8 million principal amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers. Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions.
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of June 30, 2020 (refer to Note 11 to our consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,012,500	$—	$687,500	$775,000	$550,000	$—
Secured credit facilities	491,875	—	491,875	—	—	—
Mortgages	720,871	67,771	168,453	23,496	453,649	7,502
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,325,246	67,771	1,347,828	798,496	1,003,649	107,502
Interest Payable(1)	578,592	132,617	239,956	141,482	54,215	10,322
Loan Participations Payable(2)	40,165	40,165	—	—	—	—
Lease Obligations(3)	1,630,178	8,590	23,380	23,857	34,788	1,539,563
Total	$5,574,181	$249,143	$1,611,164	$963,835	$1,092,652	$1,657,387
_______________________________________________________________________________
(1)Variable-rate debt assumes one-month LIBOR of 0.16% and three-month LIBOR of 0.30% that were in effect as of June 30, 2020. Interest payable does not include payments that may be required under our interest rate derivatives.
(2)Refer to Note 10 to the consolidated financial statements.
(3)We are obligated to pay ground rent under certain operating leases; however, our tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations.

Collateral Assets—The carrying value of our assets that are directly pledged or are held by subsidiaries whose equity is pledged as collateral to secure our obligations under our secured debt facilities are as follows, by asset type ($ in thousands):

	As of
	June 30, 2020		December 31, 2019
	Collateral Assets(1)	Non-Collateral Assets	Collateral Assets(1)	Non-Collateral Assets
Real estate, net	$1,388,395	$107,673	$1,409,585	$117,634
Real estate available and held for sale	—	32,163	—	8,650
Net investment in leases(2)	424,674	—	418,915	—
Land and development, net	—	504,577	—	580,545
Loans receivable and other lending investments, net(3)(4)	281,032	494,487	233,104	566,050
Other investments	—	1,049,930	—	907,875
Cash and other assets	—	584,419	—	814,044
Total	$2,094,101	$2,773,249	$2,061,604	$2,994,798
_______________________________________________________________________________
(1)The Senior Term Loan and the Revolving Credit Facility are secured only by pledges of equity of certain of our subsidiaries and not by pledges of the assets held by such subsidiaries. Such subsidiaries are subject to contractual restrictions under the terms of such credit facilities, including restrictions on incurring new debt (subject to certain exceptions). As of June 30, 2020, Collateral Assets includes $472.1 million carrying value of assets held by entities whose equity interests are pledged as collateral for the Revolving Credit Facility that is undrawn at June 30, 2020.
(2)As of June 30, 2020, the amount presented excludes a general allowance for net investment of leases of $10.9 million.
(3)As of June 30, 2020 and December 31, 2019, the amounts presented exclude a general allowance for loan losses of $13.9 million and $6.9 million, respectively.
(4)As of June 30, 2020 and December 31, 2019, the amounts presented exclude loan participations of $40.1 million and $35.6 million, respectively.

Debt Covenants—Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.2x and a covenant not to incur additional indebtedness (except for incurrences of permitted debt), if on a pro forma basis our consolidated fixed charge coverage ratio, determined in accordance with the indentures governing our debt securities, is 1.5x or lower. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. If our ability to incur additional indebtedness under the fixed charge coverage ratio is limited, we are permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted general corporate purposes under the indentures.
The Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under both the Senior Term Loan and the Revolving Credit Facility we are permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and we remain in compliance with our financial covenants after giving effect to the dividend. We declared common stock dividends of $16.3 million, or $0.21 per share, for the six months ended June 30, 2020.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2020, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate(2)	Other Investments	Total
Performance-Based Commitments	$117,988	$70,131	$42,250	$230,369
Strategic Investments	—	—	11,601	11,601
Total	$117,988	$70,131	$53,851	$241,970
_______________________________________________________________________________
(1)Excludes $9.8 million of commitments on loan participations sold that are not our obligation.
(2)Includes a commitment to invest up to $55.0 million in additional bowling centers over the next several years (refer to Note 5).
Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the six months ended June 30, 2020, we repurchased 2.5 million shares of our outstanding common stock for $27.8 million, for an average cost of $10.98 per share. During the six months ended June 30, 2019, we repurchased 6.2 million shares of our outstanding common stock for $58.3 million, for an average cost of $9.42 per share. As of June 30, 2020, we had remaining authorization to repurchase up to $6.4 million of common stock under our stock repurchase program. In August 2020, our board of directors authorized an increase to the stock repurchase program to $50.0 million.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.16% as of June 30, 2020. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$269
Base Interest Rate	—
+10 Basis Points	(269)
+50 Basis Points	(1,238)
+100 Basis Points	(2,230)
______________________________________________________________________________
(1)As of June 30, 2020, we have an overall net variable-rate asset position. In addition, as of June 30, 2020, $378.4 million of our floating rate loans have a weighted average interest rate floor of 1.6% and $40.2 million of our floating rate debt obligations have a weighted average interest rate floor of 1.5%.

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
The COVID-19 pandemic outbreak has rapidly and dramatically impacted the US and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The US financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within most sectors, including real estate. The outbreak has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last. At this time, we cannot predict the extent of the impacts of the COVID-19 crisis on our business. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary.
COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:
•a complete or partial closure of, or other operational issues at, one or more of our operating properties resulting from government or tenant action;
•the impact of reduced economic activity on our tenants' and borrowers' businesses, financial condition and liquidity and may cause one or more of our tenants or borrowers to be unable to meet their obligations to us in full, or at all;
•as of June 30, 2020, the entertainment/leisure and hotel sectors represented approximately 20.0% and 5.5%, respectively, of the gross book value of our investments. These sectors have been particularly stressed by the COVID-19 pandemic. One of our entertainment sector net lease tenants, representing approximately 0.7% of the gross book value of our investments as of June 30, 2020 and 0.4% of our revenues for the first quarter (we did not record any revenues from this tenant in the second quarter), declared bankruptcy in April, and rejected our lease. There can be no assurance that additional tenant or borrower bankruptcies will not occur in these and other sectors;
•the decline in real estate transaction activity and constrained credit conditions may adversely affect our strategies of monetizing legacy assets and scaling SAFE's portfolio as its Manager;
•our earnings could be negatively impacted by increased allowances against potential future losses;
•deteriorations in our financial condition may cause us to be unable to satisfy financial covenants in our debt obligations. If we are unable to meet our covenants, our lenders may declare us to be in default and require us to repay outstanding borrowings;
•potential negative impact on the health of our employees, particularly if a significant number of them are impacted;
•difficulty accessing debt and equity capital on attractive terms, or at all, and any disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants' and borrowers' access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' or borrowers' ability to meet their obligations to us; and
•a deterioration in our and our tenants' or borrowers' ability to operate in affected areas or delays in the supply of products or services to us and our tenants or borrowers from vendors that are needed for our and our tenants' and borrowers' efficient operations.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
April 1 to April 30	614,500	$8.55	614,500	$16,890,602
May 1 to May 31	520,000	$9.61	520,000	$11,900,704
June 1 to June 30	434,500	$12.64	434,500	$6,145,659
_______________________________________________________________________________
(1)We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. In August 2020, our board of directors authorized an increase to the stock repurchase program to $50.0 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
        Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020 is formatted in Inline XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019 and (vi) the Notes to the Consolidated Financial Statements (unaudited).
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

iStar Inc. Registrant
Date:	August 6, 2020	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	August 6, 2020	/s/ JEREMY FOX-GEEN
Jeremy Fox-Geen Chief Financial Officer (principal financial officer)

iStar Inc. Registrant
Date:	August 6, 2020	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal accounting officer)