Form 10-Q
period 2020-09-30
ISTAR INC.
filed 2020-11-03
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2020
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
As of November 2, 2020, there were 73,976,922 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	September 30, 2020	December 31, 2019
ASSETS
Real estate
Real estate, at cost	$1,744,613	$1,761,079
Less: accumulated depreciation	(257,518)	(233,860)
Real estate, net	1,487,095	1,527,219
Real estate available and held for sale	5,519	8,650
Total real estate	1,492,614	1,535,869
Net investment in leases ($11,113 of allowances as of September 30, 2020)	420,417	418,915
Land and development, net	488,916	580,545
Loans receivable and other lending investments, net ($33,447 and $28,634 of allowances as of September 30, 2020 and December 31, 2019, respectively)	765,073	827,861
Other investments	1,123,093	907,875
Cash and cash equivalents	88,187	307,172
Accrued interest and operating lease income receivable, net	8,053	10,162
Deferred operating lease income receivable, net	55,625	54,222
Deferred expenses and other assets, net	446,145	442,488
Total assets	$4,888,123	$5,085,109
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$444,956	$424,374
Liabilities associated with properties held for sale	105	57
Loan participations payable, net	41,931	35,638
Debt obligations, net	3,307,683	3,387,080
Total liabilities	3,794,675	3,847,149
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 14)	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 74,433 and 77,810 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	74	78
Additional paid-in capital	3,247,453	3,284,877
Accumulated deficit	(2,289,668)	(2,205,838)
Accumulated other comprehensive loss (refer to Note 14)	(57,111)	(38,707)
Total iStar Inc. shareholders' equity	900,760	1,040,422
Noncontrolling interests	192,688	197,538
Total equity	1,093,448	1,237,960
Total liabilities and equity	$4,888,123	$5,085,109
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Operating lease income	$46,370	$44,110	$140,529	$158,210
Interest income	14,270	19,701	46,925	60,417
Interest income from sales-type leases	8,360	8,339	25,010	12,157
Other income	25,552	18,270	56,212	43,133
Land development revenue	20,502	54,918	116,254	76,691
Total revenues	115,054	145,338	384,930	350,608
Costs and expenses:
Interest expense	42,407	46,522	127,748	136,851
Real estate expense	16,935	23,187	53,708	71,165
Land development cost of sales	21,358	48,101	114,704	71,785
Depreciation and amortization	14,621	14,199	43,407	43,586
General and administrative	19,868	24,110	73,138	72,512
(Recovery of) provision for loan losses	(1,976)	(3,805)	4,093	(3,792)
Provision for losses on net investment in leases	175	—	2,001	—
Impairment of assets	—	—	6,491	4,953
Other expense	73	407	351	12,798
Total costs and expenses	113,461	152,721	425,641	409,858
Income from sales of real estate	6,055	3,476	6,118	233,406
Income (loss) from operations before earnings from equity method investments and other items	7,648	(3,907)	(34,593)	174,156
Loss on early extinguishment of debt, net	(7,924)	—	(12,038)	(468)
Earnings from equity method investments	6,805	7,617	26,003	16,566
Selling profit from sales-type leases	—	—	—	180,416
Net income (loss) before income taxes	6,529	3,710	(20,628)	370,670
Income tax expense	(78)	(84)	(165)	(323)
Net income (loss)	6,451	3,626	(20,793)	370,347
Net (income) attributable to noncontrolling interests	(2,646)	(2,845)	(8,435)	(8,168)
Net income (loss) attributable to iStar Inc.	3,805	781	(29,228)	362,179
Preferred dividends	(5,874)	(8,124)	(17,622)	(24,372)
Net income (loss) allocable to common shareholders	$(2,069)	$(7,343)	$(46,850)	$337,807
Per common share data:
Net income (loss) allocable to common shareholders:
Basic	$(0.03)	$(0.12)	$(0.61)	$5.23
Diluted	$(0.03)	$(0.12)	$(0.61)	$4.26
Weighted average number of common shares:
Basic	75,033	62,168	76,232	64,624
Diluted	75,033	62,168	76,232	80,876

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,451	$3,626	$(20,793)	$370,347
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges into earnings upon realization(1)	2,371	665	5,792	13,408
Unrealized gains on available-for-sale securities	19	777	1,195	2,486
Unrealized gains (losses) on cash flow hedges	197	(9,091)	(30,930)	(45,090)
Other comprehensive income (loss)	2,587	(7,649)	(23,943)	(29,196)
Comprehensive income (loss)	9,038	(4,023)	(44,736)	341,151
Comprehensive (income) attributable to noncontrolling interests	(3,299)	(1,581)	(2,894)	(2,224)
Comprehensive income (loss) attributable to iStar Inc.	$5,739	$(5,604)	$(47,630)	$338,927
_______________________________________________________________________________
(1)Amounts reclassified to "Interest expense" in the Company's consolidated statements of operations for the three months ended September 30, 2020 and 2019 are $2,038 and $539, respectively, and amounts reclassified to "Interest expense" in the Company's consolidated statements of operations for the nine months ended September 30, 2020 and 2019 are $4,926 and $957, respectively. Amount reclassified to "Income from sales of real estate" in the Company's consolidated statements of operations is $806 for the nine months ended September 30, 2019. Amounts reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations for the three months ended September 30, 2020 and 2019 are $333 and $126, respectively, and amounts reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations for the nine months ended September 30, 2020 and 2019 are $866 and $(28), respectively. Amount reclassified to "Other expense" in the Company's consolidated statements of operations is $11,673 for the nine months ended September 30, 2019 resulting from hedged forecasted transactions becoming not probable to occur.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of June 30, 2020	$12	$—	$76	$3,260,173	$(2,279,284)	$(59,045)	$191,853	$1,113,785
Dividends declared—preferred	—	—	—		(5,874)	—	—	(5,874)
Dividends declared—common ($0.11 per share)	—	—	—	—	(8,315)	—	—	(8,315)
Issuance of stock/restricted stock unit amortization, net	—	—	—	903	—	—	894	1,797
Net income	—	—	—	—	3,805	—	2,646	6,451
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	1,934	653	2,587
Repurchase of stock	—	—	(2)	(13,623)	—	—	—	(13,625)
Contributions from noncontrolling interests	—	—	—	—	—	—	444	444
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,802)	(3,802)
Balance as of September 30, 2020	$12	$—	$74	$3,247,453	$(2,289,668)	$(57,111)	$192,688	$1,093,448

Balance as of June 30, 2019	$12	$4	$62	$3,297,303	$(2,139,611)	$(34,137)	$197,564	$1,321,197
Dividends declared—preferred	—	—	—	—	(8,124)	—	—	(8,124)
Dividends declared—common ($0.10 per share)	—	—	—	—	(6,291)	—	—	(6,291)
Issuance of stock/restricted stock unit amortization, net	—	—		944	—	—	677	1,621
Net income	—	—	—	—	781	—	2,845	3,626
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(6,385)	(1,264)	(7,649)
Repurchase of stock	—	—	—	(442)	—	—	—	(442)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,315)	(3,315)
Balance as of September 30, 2019	$12	$4	$62	$3,297,805	$(2,153,245)	$(40,522)	$196,507	$1,300,623
_______________________________________________________________________________
(1)Refer to Note 14 for details on the Company's Preferred Stock.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	$12	$—	$78	$3,284,877	$(2,205,838)	$(38,707)	$197,538	$1,237,960
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	—	(12,382)	—	—	(12,382)
Dividends declared—preferred	—	—	—	—	(17,622)	—	—	(17,622)
Dividends declared—common ($0.32 per share)	—	—	—	—	(24,598)	—	—	(24,598)
Issuance of stock/restricted stock unit amortization, net	—	—	1	3,985	—	—	2,469	6,455
Net income (loss)	—	—	—	—	(29,228)	—	8,435	(20,793)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(18,404)	(5,539)	(23,943)
Repurchase of stock	—	—	(5)	(41,409)	—	—	—	(41,414)
Contributions from noncontrolling interests	—	—	—	—	—	—	760	760
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,975)	(10,975)
Balance as of September 30, 2020	$12	$—	$74	$3,247,453	$(2,289,668)	$(57,111)	$192,688	$1,093,448

Balance as of December 31, 2018	$12	$4	$68	$3,352,225	$(2,472,061)	$(17,270)	$201,137	$1,064,115
Dividends declared—preferred	—	—	—	—	(24,372)	—	—	(24,372)
Dividends declared—common ($0.29 per share)	—	—	—	—	(18,991)	—	—	(18,991)
Issuance of stock/restricted stock unit amortization, net	—	—	—	4,361	—	—	2,032	6,393
Net income	—	—	—	—	362,179	—	8,168	370,347
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(23,252)	(5,944)	(29,196)
Repurchase of stock	—	—	(6)	(58,781)	—	—	—	(58,787)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,039	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,925)	(10,925)
Balance as of September 30, 2019	$12	$4	$62	$3,297,805	$(2,153,245)	$(40,522)	$196,507	$1,300,623
_______________________________________________________________________________
(1)Refer to Note 14 for details on the Company's Preferred Stock.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(20,793)	$370,347
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	4,093	(3,792)
Provision for losses on net investment in leases	2,001	—
Impairment of assets	6,491	4,953
Depreciation and amortization	43,407	43,586
Non-cash interest income from sales-type leases	(15,681)	(2,228)
Stock-based compensation expense	26,675	20,694
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	10,055	10,573
Amortization of discounts/premiums and deferred interest on loans, net	(24,360)	(33,136)
Deferred interest on loans received	15,275	9,507
Selling profit from sales-type leases	—	(180,416)
Earnings from equity method investments	(26,003)	(16,566)
Distributions from operations of other investments	17,146	15,712
Deferred operating lease income	(11,276)	(12,210)
Income from sales of real estate	(6,118)	(233,406)
Land development revenue in excess of cost of sales	(1,550)	(4,906)
Loss on early extinguishment of debt, net	12,038	468
Other operating activities, net	(21,207)	12,827
Changes in assets and liabilities:
Deposit on loan to be held for sale	—	(21,226)
Changes in accrued interest and operating lease income receivable	352	2,010
Changes in deferred expenses and other assets, net	(6,079)	(8,268)
Changes in accounts payable, accrued expenses and other liabilities	(10,644)	(50,319)
Cash flows used in operating activities	(6,178)	(75,796)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(80,635)	(191,559)
Capital expenditures on real estate assets	(11,661)	(21,081)
Capital expenditures on land and development assets	(33,488)	(93,395)
Acquisitions of real estate, net investments in leases and land assets	—	(240,487)
Repayments of and principal collections on loans receivable and other lending investments, net	151,612	380,071
Net proceeds from sales of loans receivable	—	5,898
Net proceeds from sales of real estate	42,684	307,493
Net proceeds from sales of land and development assets	113,670	73,733
Distributions from other investments	12,139	60,411
Contributions to and acquisition of interest in other investments	(194,775)	(494,339)
Other investing activities, net	(5,214)	(28,002)
Cash flows used in investing activities	(5,668)	(241,257)
Cash flows from financing activities:
Borrowings from debt obligations	737,913	834,980
Repayments and repurchases of debt obligations	(824,740)	(389,571)
Preferred dividends paid	(17,622)	(24,372)
Common dividends paid	(24,397)	(18,764)
Repurchase of stock	(47,272)	(58,787)
Payments for debt prepayment or extinguishment costs	(8,567)	—
Payments for deferred financing costs	(7,475)	(11,416)
Payments for withholding taxes upon vesting of stock-based compensation	(2,001)	(1,842)
Contributions from noncontrolling interests	760	2,039
Distributions to noncontrolling interests	(10,975)	(10,925)
Cash flows (used in) provided by financing activities	(204,376)	321,342
Effect of exchange rate changes on cash	(10)	(15)
Changes in cash, cash equivalents and restricted cash	(216,232)	4,274
Cash, cash equivalents and restricted cash at beginning of period	352,206	974,544
Cash, cash equivalents and restricted cash at end of period	$135,974	$978,818

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$6,160	$10,547
Contributions of land and development assets to equity method investments, net	—	4,073
Accrued repurchase of stock	499	—
Acquisition of land and development asset through joint venture consolidation	—	27,000
Assumption of mortgage by third party	—	228,000
Accounts payable for finance costs	—	1,878
Sales-type lease origination	—	411,523
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

    Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2020. The following table presents the assets and liabilities of the Company's consolidated VIEs as of September 30, 2020 and December 31, 2019 ($ in thousands):

	As of
	September 30, 2020	December 31, 2019
ASSETS
Real estate
Real estate, at cost	$898,733	$891,000
Less: accumulated depreciation	(55,785)	(37,542)
Real estate, net	842,948	853,458
Land and development, net	249,585	273,617
Other investments	39	45
Cash and cash equivalents	29,933	19,112
Accrued interest and operating lease income receivable, net	1,154	1,208
Deferred operating lease income receivable, net	26,998	19,547
Deferred expenses and other assets, net	126,573	134,117
Total assets	$1,277,230	$1,301,104
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$118,786	$107,455
Debt obligations, net	490,987	482,918
Total liabilities	609,773	590,373
Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of September 30, 2020, the Company's maximum exposure to loss from these investments does not exceed the sum of the $140.5 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $10.0 million of related unfunded commitments.

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

For the Company's loans and held-to-maturity debt securities, the Company utilized a loan loss model developed by Trepp LLC ("Trepp") to estimate its Expected Loss. The model is a loss forecasting tool that utilizes loan level data including each loans position in the capital structure, interest rates, maturity dates, unfunded commitments, debt service coverage ratios, etc. and also utilizes forward looking macroeconomic variables and pool-level mean loss rates to produce an Expected Loss over the life each loan. The Company utilized the model to estimate its Expected Loss for this category of loans after inputting its individual loan level data for this category of loans into the model.

For the Company's construction loans, the Company analyzed its historical realized loss experience on its construction loan portfolio to estimate its Expected Loss. The Company also utilized third-party market data that included historical loss rates on commercial real estate loans and forecasted economic trends, including interest and unemployment rates. The Company utilized the third-party market data to support the Expected Loss the Company calculated using its own historical realized loss experience.

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
The Company considers a loan or sales-type lease to be non-performing and places it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or sales-type lease. Non-accrual loans or sales-type leases are returned to accrual status when they have become contractually current and management believes all amounts contractually owed will be received. The Company will record a specific allowance on a non-performing loan or sales-type lease if the Company determines that the collateral fair value less costs to sell is less than the carrying value of the collateral-dependent asset. The specific allowance is increased (decreased) through "Provision for (recovery of) loan losses" or "Provision for losses on net investment in leases" in the Company's consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower or tenant as the Company works toward a settlement or other alternative resolution, which can impact the potential for repayment or receipt of collateral. The Company's policy is to charge off a loan when it determines, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

collection efforts. The Company considers circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related allowance will be charged off.
The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 7). As of September 30, 2020 and December 31, 2019, accrued interest was $3.6 million and $4.2 million, respectively, and is recorded in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. The Company places loans on non-accrual status once the loan becomes 90 days delinquent and reverses any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the nine months ended September 30, 2020, the Company did not reverse any accrued interest on its loan portfolio.
For the remainder of the Company's significant accounting policies, refer to the Company's Annual Report.

New Accounting Pronouncements—In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). ASU 2020-06 was issued to reduce the complexity associated with applying current accounting guidance for certain financial instruments with characteristics of both liabilities and equity. ASU 2020-06 removes certain separation models under ASC 470-20 so that a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. In addition, ASU 2020-06 requires that the if-converted method be used for all convertibles and that the treasury stock method no longer be used. ASU 2020-06 is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact of ASU 2020-06 on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of September 30, 2020
Land, at cost	$188,418	$106,187	$294,605
Buildings and improvements, at cost	1,340,832	109,176	1,450,008
Less: accumulated depreciation	(240,319)	(17,199)	(257,518)
Real estate, net(1)	1,288,931	198,164	1,487,095
Real estate available and held for sale(2)	—	5,519	5,519
Total real estate	$1,288,931	$203,683	$1,492,614
As of December 31, 2019
Land, at cost	$199,710	$106,187	$305,897
Buildings and improvements, at cost	1,347,321	107,861	1,455,182
Less: accumulated depreciation	(219,949)	(13,911)	(233,860)
Real estate, net(1)	1,327,082	200,137	1,527,219
Real estate available and held for sale(2)	—	8,650	8,650
Total real estate	$1,327,082	$208,787	$1,535,869
_______________________________________________________________________________
(1)As of September 30, 2020 and December 31, 2019, real estate, net included $760.4 million and $768.6 million, respectively, of real estate of the Net Lease Venture (refer to Net Lease Venture below). During the nine months ended September 30, 2020, the Company's largest net lease tenant contributed 11.9% of total revenues.
(2)As of September 30, 2020 and December 31, 2019, the Company had $5.5 million and $8.6 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the "Net Lease Venture") and gave a right of first offer to the venture on all new net lease investments. The Company and its partner had joint decision making rights pertaining to the acquisition of new investments. Upon the expiration of the investment period on June 30, 2018, the Company obtained control of the venture through its unilateral rights of management and disposition of the assets. As a result, the expiration of the investment period resulted in a reconsideration event under GAAP and the Company determined that the Net Lease Venture is a VIE for which the Company is the primary beneficiary. Effective June 30, 2018, the Company consolidated the Net Lease Venture as an asset acquisition under ASC 810. The Net Lease Venture had previously been accounted for as an equity method investment. The Company has an equity interest in the Net Lease Venture of approximately 51.9%. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a management fee and incentive fee. Several of the Company's senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any incentive fee received based on the 47.5% external partner's interest.
The Company earned $0.4 million and $0.4 million, respectively, of management fees after the effect of eliminations during the three months ended September 30, 2020 and 2019 and earned $1.1 million and $1.1 million, respectively, of management fees after the effect of eliminations during the nine months ended September 30, 2020 and 2019, with respect to services provided to other investors in the Net Lease Venture, which was recorded as a reduction to "Net income attributable to noncontrolling interests" in the Company's consolidated statements of operations.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dispositions—During the nine months ended September 30, 2020, the Company sold a net lease asset for net proceeds of $7.5 million and recognized an impairment of $1.7 million in connection with the sale. During the nine months ended September 30, 2019, the Company sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized gains of $219.7 million in "Income from sales of real estate" in the Company's consolidated statements of operations. In connection with the sale of this portfolio of assets the buyer assumed a $228.0 million non-recourse mortgage. In addition, during the nine months ended September 30, 2019, the Company sold commercial and residential operating properties with an aggregate carrying value of $69.9 million and recognized gains of $10.2 million in "Income from sales of real estate" in the Company's consolidated statements of operations.

Real Estate Available and Held for Sale—During the nine months ended September 30, 2020, the Company transferred a net lease asset with an aggregate carrying value of $25.7 million to held for sale due to an executed contract with SAFE. The net lease asset was sold to SAFE in September 2020 (refer to Note 8).

Impairments—During the nine months ended September 30, 2020, the Company recorded an impairment of $1.7 million in connection with the sale of a net lease asset and an impairment of $3.0 million on a real estate asset held for sale. During the nine months ended September 30, 2019, the Company recorded an impairment of $3.3 million on a commercial operating property based on an executed purchase and sale agreement and recorded $0.6 million of impairments in connection with the sale of residential condominium units.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.8 million and $17.1 million for the three and nine months ended September 30, 2020, respectively, and $4.9 million and $14.8 million for the three and nine months ended September 30, 2019, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts related to real estate tenant receivables was $2.1 million and $1.0 million, respectively, and the allowance for doubtful accounts related to deferred operating lease income was $1.0 million as of December 31, 2019. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.
Note 5—Net Investment in Leases

In May 2019, the Company entered into a transaction with an operator of bowling entertainment venues, consisting of the purchase of nine bowling centers for $56.7 million, of which seven were acquired from the lessee for $44.1 million, and a commitment to invest up to $55.0 million in additional bowling centers over the next several years. The new centers were added to the Company's existing master leases with the tenant. In connection with this transaction, the maturities of the master leases were extended by 15 years to 2047. In the second quarter 2020, the Company entered into a transaction with the lessee whereby it would apply $10 million of the net proceeds it received from certain sales of the lessee's facilities to the lessee's upcoming rent obligations to the Company. In exchange, the Company's obligation under the lease to acquire an equal amount of new facilities for them or to reduce their rent in the future has been terminated. In the third quarter 2020, the Company granted the lessee a nine-month rent deferral on its two wholly-owned master leases in exchange for eliminating the Company's commitment to invest up to $55.0 million in additional bowling centers over the next several years. All deferred amounts are required to be repaid with interest beginning in January 2023.

As a result of the May 2019 modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" on its consolidated balance sheet. As a result of the modifications in the second and third quarter 2020, the Company reassessed this classification as required by ASC 842, and concluded that the leases should continue to be classified as sales-type leases. In May 2019, the Company determined that the seven bowling centers acquired did not qualify as a sale leaseback transaction and recorded $44.1 million in "Loans receivable and other lending investments, net" on its consolidated balance sheet (refer to Note 7). The Company recognized $180.4 million in "Selling profit from sales-type leases" in its consolidated statements of operations for the nine months ended September 30, 2019 as a result of the transaction. For the three and nine months ended September 30, 2020, the Company recognized $1.5 million and $10.7 million, respectively, of cash interest income and $6.9 million and $14.3 million, respectively, of non-cash interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations. For the three and nine months ended September 30, 2019, the Company recognized $6.9 million and $10.1 million, respectively, of

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

cash interest income and $1.4 million and $2.1 million, respectively, of non-cash interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations.

The Company's net investment in leases were comprised of the following as of September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	December 31, 2019
Total undiscounted cash flows	$1,020,921	$1,042,019
Unguaranteed estimated residual value	345,815	340,620
Present value discount	(935,206)	(963,724)
Allowance for losses on net investment in leases	(11,113)	—
Net investment in leases(1)	$420,417	$418,915
_______________________________________________________________________________
(1)As of September 30, 2020 and December 31, 2019, all of the Company's net investment in leases were current in their payment status and performing in accordance with the terms of the respective leases. As of September 30, 2020, the risk rating on the Company's net investment in leases was 2.0 (refer to Note 3).

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2020, are as follows by year ($ in thousands):

Amount
2020 (remaining three months)	$—
2021	14,248
2022	30,481
2023	41,855
2024	41,584
Thereafter	892,753
Total undiscounted cash flows	$1,020,921
Allowance for Losses on Net Investment in Leases—Changes in the Company's allowance for losses on net investment in leases for the three and nine months ended September 30, 2020 were as follows ($ in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Reserve for losses on net investment in leases at beginning of period	$10,937	$—
Initial allowance recorded upon adoption of new accounting standard(1)	—	9,111
Provision for losses on net investment in leases(2)	176	2,002
Allowance for losses on net investment in leases at end of period	$11,113	$11,113
_________________________________________________________
(1)The Company recorded an initial allowance for losses on net investment in leases of $9.1 million upon the adoption of ASU 2016-13 on January 1, 2020 (refer to Note 3).
(2)During the three and nine months ended September 30, 2020, the Company recorded an allowance for losses on net investment in leases of $0.2 million and $2.0 million, respectively, primarily resulting from the macroeconomic impact of COVID-19 on commercial real estate markets and the adoption of ASU 2016-13 (refer to Note 3).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2020	2019
Land and land development, at cost	$499,231	$590,153
Less: accumulated depreciation	(10,315)	(9,608)
Total land and development, net	$488,916	$580,545
Acquisitions—During the nine months ended September 30, 2019, the Company acquired a land and development asset from an unconsolidated entity in which the Company owned a noncontrolling 50% equity interest for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of a $27.0 million loan.

Dispositions—During the nine months ended September 30, 2020 and 2019, the Company sold land parcels and residential lots and units and recognized land development revenue of $116.3 million and $76.7 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized land development cost of sales of $114.7 million and $71.8 million, respectively, from its land and development portfolio.

Impairments—During the nine months ended September 30, 2020, the Company recorded an impairment of $1.5 million on a land and development asset. During the nine months ended September 30, 2019, the Company recorded an impairment of $1.1 million on a land and development asset due to a change in business strategy.
Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
	September 30, 2020	December 31, 2019
Construction loans
Senior mortgages	$467,774	$518,992
Corporate/Partnership loans	85,032	95,394
Subtotal - gross carrying value of construction loans(1)	552,806	614,386
Loans
Senior mortgages	52,855	53,592
Corporate/Partnership loans	21,845	24,424
Subordinate mortgages	11,445	10,877
Subtotal - gross carrying value of loans	86,145	88,893
Other lending investments
Financing receivables (refer to Note 5)	45,704	44,339
Held-to-maturity debt securities	89,234	84,981
Available-for-sale debt securities	24,631	23,896
Subtotal - other lending investments	159,569	153,216
Total gross carrying value of loans receivable and other lending investments	798,520	856,495
Allowance for loan losses	(33,447)	(28,634)
Total loans receivable and other lending investments, net	$765,073	$827,861
____________________________________________________________
(1)As of September 30, 2020, 47%, or $262.1 million, gross carrying value of construction loans had completed construction and 4%, or $22.5 million, gross carrying value of construction loans had substantially completed construction.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Allowance for Loan Losses—Changes in the Company's allowance for loan losses were as follows for the three months ended September 30, 2020 ($ in thousands):

	General Allowance
	Construction Loans	Loans	Held to Maturity Debt Securities	Financing Receivables	Specific Allowance	Total
Allowance for loan losses at beginning of period	$11,736	$905	$111	$1,159	$21,701	$35,612
(Recovery of) provision for loan losses(1)	(2,598)	(427)	(56)	17	899	(2,165)
Allowance for loan losses at end of period	$9,138	$478	$55	$1,176	$22,600	$33,447
____________________________________________________________
(1)During the three months ended September 30, 2020, the Company recorded a recovery of loan losses of $2.0 million in its consolidated statement of operations resulting from the reversal of CECL allowances on loans that repaid in full in the third quarter 2020 and a more favorable economic outlook on commercial real estate markets in the third quarter 2020 as compared to the second quarter 2020. Of this amount, $0.7 million related to a recovery of credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities" and $0.9 million related to a provision on a non-performing loan that was recorded as a reduction to "Accrued interest and operating lease income receivable, net."
Changes in the Company's allowance for loan losses were as follows for the nine months ended September 30, 2020 ($ in thousands):

	General Allowance
	Construction Loans	Loans	Held to Maturity Debt Securities	Financing Receivables	Specific Allowance	Total
Allowance for loan losses at beginning of period	$6,668	$265	$—	$—	$21,701	$28,634
Adoption of new accounting standard(1)	(353)	98	20	964	—	729
Provision for loan losses(2)	2,823	115	35	212	899	4,084
Allowance for loan losses at end of period	$9,138	$478	$55	$1,176	$22,600	$33,447
____________________________________________________________
(1)On January 1, 2020, the Company recorded an increase to its allowance for loan losses of $3.3 million upon the adoption of ASU 2016-13 (refer to Note 3), of which $2.5 million related to expected credit losses for unfunded loan commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."
(2)During the nine months ended September 30, 2020, the Company recorded a provision for loan losses of $4.1 million in its consolidated statement of operations resulting from the macroeconomic impact of COVID-19 on commercial real estate markets, of which $0.9 million related to a recovery of credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities" and $0.9 million related to a provision on a non-performing loan that was recorded as a reduction to "Accrued interest and operating lease income receivable, net."

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's investment in loans and other lending investments and the associated allowance for loan losses were as follows as of September 30, 2020 and December 31, 2019 ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total
As of September 30, 2020
Construction loans(2)	$50,257	$502,549	$552,806
Loans(2)	37,020	49,125	86,145
Financing receivables	—	45,704	45,704
Held-to-maturity debt securities	—	89,234	89,234
Available-for-sale debt securities(3)	—	24,631	24,631
Less: Allowance for loan losses	(22,600)	(10,847)	(33,447)
Total	$64,677	$700,396	$765,073
As of December 31, 2019
Construction loans(2)	$—	$614,386	$614,386
Loans(2)	37,820	51,073	88,893
Financing receivables	—	44,339	44,339
Held-to-maturity debt securities	—	84,981	84,981
Available-for-sale debt securities(3)	—	23,896	23,896
Less: Allowance for loan losses	(21,701)	(6,933)	(28,634)
Total	$16,119	$811,742	$827,861
_______________________________________________________________________________
(1)The carrying value of these loans includes an unamortized discount of $0.6 million and $0.1 million as of September 30, 2020 and December 31, 2019, respectively. The Company's loans individually evaluated for impairment represents two loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.
(2)The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.3 million and $0.7 million as of September 30, 2020 and December 31, 2019, respectively.
(3)Available-for-sale debt securities are evaluated for impairment under ASC 326-30.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments, which are inherently uncertain, and there can be no assurance that actual performance will be similar to current expectation. The Company designates loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt.

The Company's amortized cost basis in performing senior mortgages, corporate/partnership loans, subordinate mortgages and financing receivables, presented by year of origination and by credit quality, as indicated by risk rating, as of September 30, 2020 were as follows ($ in thousands):

	Year of Origination
	2020	2019	2018	2017	2016	Prior to 2016	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	123,519	—	—	—	123,519
3.0	—	13,296	106,465	144,011	41,931	4,130	309,833

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$—	$13,296	$229,984	$144,011	$41,931	$4,130	$433,352
Corporate/partnership loans
Risk rating
1.0	$—	$—	$16,404	$—	$—	$—	$16,404
1.5	—	—	—	—	—	—	—
2.0	—	—		—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	1,504	25,194	—	—	—	26,698
3.5	—	—	—	—	—	—	—
4.0	—	—	21,844	—	41,931	—	63,775
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$1,504	$63,442	$—	$41,931	$—	$106,877
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	11,445	11,445
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$11,445	$11,445
Financing receivables
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	45,704	—	—	—	—	45,704
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$45,704	$—	$—	$—	$—	$45,704
Total	$—	$60,504	$293,426	$144,011	$83,862	$15,575	$597,378
____________________________________________________________
(1)As of September 30, 2020, excludes $87.3 million for two loans on non-accrual status.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
As of September 30, 2020
Senior mortgages	$483,609	$—	$37,020	$37,020	$520,629
Corporate/Partnership loans	106,877	—	—	—	106,877
Subordinate mortgages	11,445	—	—	—	11,445
Total	$601,931	$—	$37,020	$37,020	$638,951
As of December 31, 2019
Senior mortgages	$534,765	$—	$37,820	$37,820	$572,585
Corporate/Partnership loans	119,818	—	—	—	119,818
Subordinate mortgages	10,877	—	—	—	10,877
Total	$665,460	$—	$37,820	$37,820	$703,280
_______________________________________________________________________________
(1)As of September 30, 2020 and December 31, 2019, the Company had one loan which was greater than 90 days delinquent and was in various stages of resolution, including legal and environmental matters, and was 11.3 years and 10.5 years outstanding, respectively.

Impaired Loans—The Company's impaired loans were as follows ($ in thousands):

	As of September 30, 2020			As of December 31, 2019
	Amortized Cost	Unpaid Principal Balance	Related Allowance	Amortized Cost	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages(1)	$87,277	$86,627	$(22,600)	$37,820	$37,923	$(21,701)
Total	$87,277	$86,627	$(22,600)	$37,820	$37,923	$(21,701)
____________________________________________________________
(1)The Company has two non-accrual loans as of September 30, 2020 and one non-accrual loan as of December 31, 2019 that are considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the three and nine months ended September 30, 2020 and 2019.

Other lending investments—Other lending investments includes the following securities ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of September 30, 2020
Available-for-Sale Securities
Municipal debt securities	$20,680	$20,680	$3,951	$24,631	$24,631
Held-to-Maturity Securities
Debt securities	100,000	89,234	—	89,234	89,234
Total	$120,680	$109,914	$3,951	$113,865	$113,865
As of December 31, 2019
Available-for-Sale Securities
Municipal debt securities	$21,140	$21,140	$2,756	$23,896	$23,896
Held-to-Maturity Securities
Debt securities	100,000	84,981	—	84,981	84,981
Total	$121,140	$106,121	$2,756	$108,877	$108,877

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2020, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Debt Securities		Available-for-Sale Debt Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	89,234	89,234	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	20,680	24,631
Total	$89,234	$89,234	$20,680	$24,631

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Earnings (Losses) from Equity Method Investments(1)
	Carrying Value as of		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2020	December 31, 2019	2020	2019	2020	2019
Real estate equity investments
Safehold Inc. ("SAFE")(2)	$855,925	$729,357	$9,331	$2,946	$36,905	$14,076
iStar Net Lease II LLC ("Net Lease Venture II")	103,276	30,712	811	(98)	1,568	(416)
Other real estate equity investments	91,672	104,553	(3,542)	4,574	(10,517)	2,744
Subtotal	1,050,873	864,622	6,600	7,422	27,956	16,404
Other strategic investments(3)	72,220	43,253	205	195	(1,953)	162
Total	$1,123,093	$907,875	$6,805	$7,617	$26,003	$16,566
____________________________________________________________
(1)For the three months ended September 30, 2020 and 2019, earnings (losses) from equity method investments is net of the Company's pro rata share of $4.6 million and $3.5 million, respectively, of depreciation expense and $14.6 million and $8.2 million, respectively, of interest expense. For the nine months ended September 30, 2020 and 2019, earnings (losses) from equity method investments is net of the Company's pro rata share of $13.4 million and $10.7 million, respectively, of depreciation expense and $44.0 million and $21.6 million, respectively, of interest expense.
(2)As of September 30, 2020, the Company owned 33.7 million shares of SAFE common stock which, based on the closing price of $62.10 on September 30, 2020, had a market value of $2.1 billion. For the nine months ended September 30, 2020, equity in earnings includes a dilution gain of $7.9 million resulting from a SAFE equity offering in March 2020.
(3)During the three and nine months ended September 30, 2020, the Company identified observable price changes in an equity security held by the Company as evidenced by orderly private issuances of similar securities by the same issuer. In accordance with ASC 321, the Company remeasured its equity investment at fair value and recognized aggregate mark-to-market gains of $14.0 million and $23.9 million, respectively, in "Other income" in the Company's consolidated statements of operations. During the three and nine months ended September 30, 2019, equity in earnings (losses) includes $8.2 million of income resulting from the sale of a property at one of the Company's equity method investments.

Safehold Inc.—Safehold Inc. ("SAFE") is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). As of September 30, 2020, the Company owned approximately 65.8% of SAFE's common stock outstanding.
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
During the three months ended September 30, 2020 and 2019, the Company recorded $3.2 million and $1.9 million, respectively, of management fees pursuant to its management agreement with SAFE. During the nine months ended September 30, 2020 and 2019, the Company recorded $9.3 million and $5.0 million, respectively, of management fees pursuant to its management agreement with SAFE.
The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has elected not to charge in full certain of the expense reimbursements while SAFE is growing its portfolio. During the three months ended September 30, 2020 and 2019, the Company recognized $1.3 million and $0.5 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE. During the nine months ended September 30, 2020 and 2019, the Company recognized $3.8 million and $1.6 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company's and SAFE's independent directors, for the periods presented:
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the renovation of a medical office building in Atlanta, GA. The Company funded $18.4 million of the loan, which was fully repaid in August 2019. During the three and nine months ended September 30, 2019, the Company recorded $0.3 million and $1.2 million, respectively, of interest income on the loan.
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project in San Jose, CA. The transaction included a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded as of September 30, 2020; and (ii) a $80.5 million leasehold first mortgage. As of September 30, 2020, $59.1 million of the leasehold first mortgage was funded. During the three months ended September 30, 2020 and 2019, the Company recorded $0.9 million and $0.4 million, respectively, of interest income on the loan. During the nine months ended September 30, 2020 and 2019, the Company recorded $2.5 million and $0.7 million, respectively, of interest income on the loan. The Company sold the Ground Lease to SAFE in September 2020 for $34.0 million and recognized a gain of $6.1 million in "Income from sales of real estate" in connection with the sale.
In May 2018, the Company provided a $19.9 million leasehold mortgage loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the acquisition of two multi-tenant office buildings in Atlanta, GA. The loan was repaid in full in November 2019 and during the three and nine months ended September 30, 2019, the Company recorded $0.5 million and$1.6 million, respectively, of interest income on the loan.
In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the conversion of an office building into a multi-family property in Washington, DC. As of September 30, 2020 the loan was fully funded. During the three months ended September 30, 2020 and 2019, the Company recorded $0.3 million and $0.3 million, respectively, of interest income on the loan. During the nine months ended September 30, 2020 and 2019, the Company recorded $0.8 million and $0.7 million, respectively, of interest income on the loan.
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

Net Lease Venture II—In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. Net Lease Venture II's investment period ends in June 2021. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately 51.9%. The Company does not have a controlling interest in Net Lease Venture II due to the substantive participating rights of its partner. The Company accounts for its investment in Net Lease Venture II as an equity method investment and is responsible for managing the venture in exchange for a management fee and incentive fee. During the three months ended September 30, 2020 and 2019, the Company recorded $0.4 million and $0.4 million, respectively, of management fees from Net Lease Venture II. During the nine months ended September 30, 2020 and 2019, the Company recorded $1.1 million and $1.1 million, respectively, of management fees from Net Lease Venture II.

In December 2019, Net Lease Venture II closed on a commitment to provide up to $150.0 million in net lease financing for the construction of three industrial centers and entered into a 25 year master lease with the tenant. As of September 30, 2020, Net Lease Venture II had funded $81.6 million of its commitment.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

In December 2019, Net Lease Venture II closed on the acquisition of two grocery distribution centers for $81.8 million, inclusive of assumed debt. The properties are 100% leased with two separate coterminous leveraged leases that expire in February 2026.

In December 2018, Net Lease Venture II acquired four buildings comprising 168,636 square feet located in Livermore, CA. Net Lease Venture II acquired the buildings for $31.2 million which are 100% leased with four separate leases that expire in December 2028.
Other real estate equity investments—As of September 30, 2020, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 31% to 95%, comprised of investments of $61.3 million in operating properties and $30.4 million in land assets. As of December 31, 2019, the Company's other real estate equity investments included $61.7 million in operating properties and $42.9 million in land assets.
In August 2018, the Company provided a mezzanine loan with a principal balance of $33.0 million as of September 30, 2020 and December 31, 2019 to an unconsolidated entity in which the Company owns a 50% equity interest. As of September 30, 2020 and December 31, 2019, the loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the three months ended September 30, 2020 and 2019, the Company recorded $0.6 million and $0.7 million, respectively, of interest income on the mezzanine loan. During the nine months ended September 30, 2020 and 2019, the Company recorded $1.8 million and $2.1 million, respectively, of interest income on the mezzanine loan.

Other strategic investments—As of September 30, 2020 and December 31, 2019, the Company also had investments in real estate related funds and other strategic investments in real estate entities.
Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments that were significant as of September 30, 2020 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent
For the Nine Months Ended September 30, 2020
SAFE	$115,518	$73,821	$44,024

For the Nine Months Ended September 30, 2019
SAFE	$63,810	$38,480	$16,574

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2020	December 31, 2019
Intangible assets, net(1)	$158,976	$174,973
Restricted cash	47,787	45,034
Finance lease right-of-use assets(2)	144,097	145,209
Operating lease right-of-use assets(2)	50,371	34,063
Other assets(3)	21,114	17,534
Other receivables	16,997	16,846
Leasing costs, net(4)	2,830	3,793
Corporate furniture, fixtures and equipment, net(5)	2,204	2,736
Deferred financing fees, net	1,769	2,300
Deferred expenses and other assets, net	$446,145	$442,488
_______________________________________________________________________________
(1)Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $42.2 million and $33.4 million as of September 30, 2020 and December 31, 2019, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.3 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $2.6 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively, and $7.9 million and $6.9 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. As of September 30, 2020, the weighted average amortization period for the Company's intangible assets was approximately 16.9 years.
(2)Right-of-use lease assets relate primarily to the Company's leases of office space and certain of its ground leases. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company's weighted average incremental secured borrowing rate for similar collateral estimated to be 5.1% and the weighted average lease term is 8.5 years. For finance leases, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.5% and the weighted average lease term is 97.2 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in "Depreciation and amortization" in the Company's consolidated statements of operations. During the three months ended September 30, 2020 and 2019, the Company recognized $2.0 million and $1.7 million, respectively, in "Interest expense" and $0.4 million and $0.3 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. During the nine months ended September 30, 2020 and 2019, the Company recognized $6.1 million and $3.0 million, respectively, in "Interest expense" and $1.1 million and $0.5 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in "General and administrative" and "Real estate expense" in the Company's consolidated statements of operations. During the three months ended September 30, 2020 and 2019, the Company recognized $1.2 million and $0.9 million, respectively, in "General and administrative" and $0.9 million and $0.9 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases. During the nine months ended September 30, 2020 and 2019, the Company recognized $3.4 million and $2.8 million, respectively, in "General and administrative" and $2.6 million and $2.6 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases.
(3)Other assets primarily includes prepaid expenses and deposits for certain real estate assets.
(4)Accumulated amortization of leasing costs was $2.5 million and $3.3 million as of September 30, 2020 and December 31, 2019, respectively.
(5)Accumulated depreciation on corporate furniture, fixtures and equipment was $14.0 million and $13.1 million as of September 30, 2020 and December 31, 2019, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2020	December 31, 2019
Other liabilities(1)	$81,422	81,709
Accrued expenses	84,742	83,778
Finance lease liabilities (see table above)	149,823	147,749
Intangible liabilities, net(2)	49,361	51,223
Operating lease liabilities (see table above)	51,223	34,182
Accrued interest payable	28,385	25,733
Accounts payable, accrued expenses and other liabilities	$444,956	$424,374
_______________________________________________________________________________
(1)As of September 30, 2020 and December 31, 2019, other liabilities includes $26.8 million and $27.5 million, respectively, of deferred income. As of September 30, 2020 and December 31, 2019, other liabilities includes $20.8 million and $8.7 million, respectively, of derivative liabilities. As of September 30, 2020, other liabilities includes $1.7 million of expected credit losses for unfunded loan commitments.
(2)Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $6.9 million and $5.0 million as of September 30, 2020 and December 31, 2019, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.6 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 10—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	September 30, 2020	December 31, 2019
Loan participations payable(1)	$41,941	$35,656
Debt premiums, discounts and deferred financing costs, net	(10)	(18)
Total loan participations payable, net	$41,931	$35,638
_______________________________________________________________________________
(1)As of September 30, 2020 and December 31, 2019, the Company had one loan participation payable with an interest rate of 6.0% and 6.3%, respectively.
Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the corresponding loan receivable balances were $41.9 million and $35.6 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 11—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	September 30, 2020	December 31, 2019
Secured credit facilities and mortgages:
Revolving Credit Facility	$20,000	$—	LIBOR + 2.00%	(1)	September 2022
Senior Term Loan	491,875	491,875	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	724,836	721,118	1.70% - 7.26%	(3)
Total secured credit facilities and mortgages	1,236,711	1,212,993
Unsecured notes:
6.00% senior notes(4)	—	110,545	6.00%		—
5.25% senior notes(5)	—	400,000	5.25%		—
3.125% senior convertible notes(6)	287,500	287,500	3.125%		September 2022
4.75% senior notes(7)	775,000	775,000	4.75%		October 2024
4.25% senior notes(8)	550,000	550,000	4.25%		August 2025
5.50% senior notes(9)	400,000	—	5.50%		February 2026
Total unsecured notes	2,012,500	2,123,045
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,349,211	3,436,038
Debt discounts and deferred financing costs, net	(41,528)	(48,958)
Total debt obligations, net(10)	$3,307,683	$3,387,080
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
(3)As of September 30, 2020, the weighted average interest rate of these loans is 4.4%, inclusive of the effect of interest rate swaps.
(4)The Company repaid these senior notes in January 2020.
(5)The Company repaid these senior notes in September 2020.
(6)The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of September 30, 2020 was 69.7134 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $14.34 per share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. At issuance in September 2017, the Company valued the liability component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the liability component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of September 30, 2020, the carrying value of the 3.125% Convertible Notes was $273.5 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $11.6 million, net of fees. As of December 31, 2019, the carrying value of the 3.125% Convertible Notes was $268.7 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $15.5 million, net of fees. During the three months ended September 30, 2020 and 2019, the Company recognized $2.2 million and $2.2 million, respectively, of contractual interest and $1.3 million and $1.3 million, respectively, of discount amortization on the 3.125% Convertible Notes. During the nine months ended September 30, 2020 and 2019, the Company recognized $6.7 million and $6.7 million, respectively, of contractual interest and $3.9 million and $3.7 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate was 5.2%.
(7)The Company can prepay these senior notes without penalty beginning July 1, 2024.
(8)The Company can prepay these senior notes without penalty beginning May 1, 2025.
(9)The Company can prepay these senior notes without penalty beginning August 15, 2024.
(10)The Company capitalized interest relating to development activities of $0.5 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $6.9 million during the nine months ended September 30, 2020 and 2019, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of September 30, 2020, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2020 (remaining three months)	$—	$—	$—
2021	—	156,891	156,891
2022	287,500	67,074	354,574
2023	—	491,875	491,875
2024	775,000	—	775,000
Thereafter	1,050,000	520,871	1,570,871
Total principal maturities	2,112,500	1,236,711	3,349,211
Unamortized discounts and deferred financing costs, net	(35,081)	(6,447)	(41,528)
Total debt obligations, net	$2,077,419	$1,230,264	$3,307,683
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
Revolving Credit Facility—In September 2019, the Company amended its secured revolving credit facility (the "Revolving Credit Facility") to increase the maximum capacity to $350.0 million, extend the maturity date to September 2022 and make certain other changes. Outstanding borrowings under the Revolving Credit Facility are secured by a pledge of the equity interests in the Company's subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of September 30, 2020, based on the Company's borrowing base of assets, had the ability to draw $330.0 million without pledging any additional assets to the facility.
Unsecured Notes—In August 2020, the Company issued $400.0 million principal amount of 5.50% senior unsecured notes due February 2026. Proceeds from the offering, together with cash on hand, were used to repay in full the $400.0 million principal amount outstanding of the 5.25% senior unsecured notes due September 2022.

In September 2019, the Company issued $675.0 million principal amount of 4.75% senior unsecured notes due October 2024. Proceeds from the offering, together with cash on hand, were used to repay in full the $400.0 million principal amount outstanding of the 4.625% senior unsecured notes due September 2020 and the $275.0 million principal amount outstanding of the 6.50% senior unsecured notes due July 2021. In November 2019, the Company issued an additional $100.0 million principal amount of 4.75% senior unsecured notes due October 2024 at 102% of par, representing a yield to maturity of 4.29%.

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

During the nine months ended September 30, 2020 and 2019, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $12.0 million and $0.5 million, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Debt Covenants—The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.2x and a covenant restricting certain incurrences of debt based on a fixed charge coverage ratio. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders.

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

As of September 30, 2020, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$83,423	$14,726	$27,902	$126,051
Strategic Investments	—	—	9,967	9,967
Total	$83,423	$14,726	$37,869	$136,018
_______________________________________________________________________________
(1)Excludes $8.0 million of commitments on loan participations sold that are not the obligation of the Company.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Other Commitments—Future minimum lease obligations under operating and finance leases as of September 30, 2020 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2020 (remaining three months)	$1,065	$1,357
2021	3,797	5,494
2022	6,756	5,604
2023	6,393	5,716
2024	6,309	5,830
Thereafter	6,793	1,573,773
Total undiscounted cash flows	31,113	1,597,774
Present value discount(1)	(4,103)	(1,447,951)
Other adjustments(2)	24,213	—
Lease liabilities	$51,223	$149,823
_______________________________________________________________________________
(1)During the three months ended September 30, 2020 and 2019, the Company made payments of $1.0 million and $1.0 million, respectively, related to its operating leases and $1.4 million and $1.1 million, respectively, related to its finance leases. During the nine months ended September 30, 2020 and 2019, the Company made payments of $3.2 million and $3.0 million, respectively, related to its operating leases and $4.0 million and $2.0 million, respectively, related to its finance leases. The weighted average lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 5.8 years and the weighted average discount rate was 5.0%. The weighted average lease term for the Company's finance leases was 97.2 years and the weighted average discount rate was 5.5%.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 ($ in thousands):(1)

	Derivative Assets		Derivative Liabilities
As of September 30, 2020	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$—	Accounts payable, accrued expenses and other liabilities	$20,818
Total		$—		$20,818

	Derivative Assets		Derivative Liabilities
As of December 31, 2019	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$114	Accounts payable, accrued expenses and other liabilities	$8,680
Total		$114		$8,680
_________________________________________________________
(1)Over the next 12 months, the Company expects that $9.8 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.
The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended September 30, 2020
Interest rate swaps	Earnings from equity method investments	$598	$(333)
Interest rate swaps	Interest expense	(401)	(2,038)

For the Three Months Ended September 30, 2019
Interest rate swaps	Interest Expense	(3,009)	(539)
Interest rate swaps	Earnings from equity method investments	(6,082)	(126)

For the Nine Months Ended September 30, 2020
Interest rate swaps	Earnings from equity method investments	(15,559)	(866)
Interest rate swaps	Interest expense	(15,371)	(4,926)

For the Nine Months Ended September 30, 2019
Interest rate swaps	Interest Expense	(23,781)	(957)
Interest rate swaps	Earnings from equity method investments	(21,309)	28

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

The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of September 30, 2020 and December 31, 2019:

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
(2)The Company declared and paid dividends of $6.0 million, $4.6 million and $7.0 million on its Series D, G and I Cumulative Redeemable Preferred Stock during both the nine months ended September 30, 2020 and 2019. The Company declared and paid dividends of $6.8 million on its Series J Convertible Perpetual Preferred Stock during the nine months ended September 30, 2019. The character of the 2019 dividends was 100% capital gain distribution, of which 34.01% represented unrecaptured section 1250 gain. There are no dividend arrearages on any of the preferred shares currently outstanding.
(3)The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2019, the Company had $460.6 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2031 and will fully expire in 2036 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan and the Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $24.6 million, or $0.32 per share, for the nine months ended September 30, 2020 and $19.0 million, or $0.29 per share, for the nine months ended September 30, 2019.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the nine months ended September 30, 2020, the Company repurchased 3.7 million shares of its outstanding common stock for $41.4 million, for an average cost of $11.32 per share. During the nine months ended September 30, 2019, the Company repurchased 6.2 million shares of its outstanding common stock for $58.8 million, for an average cost of $9.44 per share. In August 2020, the Company's Board of Directors authorized an

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

increase to the stock repurchase program to $50.0 million. As of September 30, 2020, the Company had remaining authorization to repurchase up to $40.8 million of common stock under its stock repurchase program.
Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	September 30, 2020	December 31, 2019
Unrealized gains on available-for-sale securities	$3,951	$2,756
Unrealized losses on cash flow hedges	(56,863)	(37,264)
Unrealized losses on cumulative translation adjustment	(4,199)	(4,199)
Accumulated other comprehensive loss	$(57,111)	$(38,707)
Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $5.7 million and $26.7 million for the three and nine months ended September 30, 2020, respectively, and $6.7 million and $20.7 million for the three and nine months ended September 30, 2019, respectively, in "General and administrative" in the Company's consolidated statements of operations.
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
2019-2020 iPIP Plan—The Company's 2019-2020 iPIP plan is an equity-classified award which is measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" in the Company's consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2020 iPIP plan will be held by a consolidated subsidiary of the Company that has two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the nine months ended September 30, 2020 and 2019, the Company recorded $2.5 million and $2.0 million, respectively, of expense related to the 2019-2020 iPIP plan. Distributions on the class B units will be 50% in cash and 50% in shares of the Company's common stock or in shares of SAFE's common stock owned by the Company.
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
The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the nine months ended September 30, 2020.

	iPIP Investment Pool
	2013-2014	2015-2016	2017-2018
Points at beginning of period	81.17	73.28	77.27
Forfeited	(1.00)	(2.88)	(3.93)
Points at end of period	80.17	70.40	73.34

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the nine months ended September 30, 2020 and 2019, the Company recorded $20.2 million and $14.1 million, respectively, of expense related to the 2013-2018 iPIP plans. During the nine months ended September 30, 2020, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $1.5 million as compensation, comprised of cash and 54,245 shares of the Company's common stock with a fair value of $14.51 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 32,825 shares of the Company's common stock were issued.

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
As of September 30, 2020 and December 31, 2019, the Company had accrued compensation costs relating to iPIP of $58.6 million and $41.9 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of September 30, 2020, an aggregate of 2.4 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the nine months ended September 30, 2020, is as follows (in thousands):

Nonvested at beginning of period	598
Granted	181
Vested	(109)
Nonvested at end of period	670
As of September 30, 2020, there was $3.3 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.2 years.
Directors' Awards—During the nine months ended September 30, 2020, the Company granted 79,138 restricted shares of common stock to non-employee Directors at a fair value of $9.75 at the time of grant for their annual equity awards, 10,710 restricted shares of common stock to a non-employee Director at a fair value of $11.52 at the time of grant for their annual equity awards and also issued 2,438 common stock equivalents ("CSEs") at a fair value of $11.48 per CSE in respect of dividend equivalents on outstanding CSEs. As of September 30, 2020, a combined total of 178,864 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $2.1 million.

401(k) Plan—The Company made contributions of $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 16—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share ("EPS") calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,451	$3,626	$(20,793)	$370,347
Net income attributable to noncontrolling interests	(2,646)	(2,845)	(8,435)	(8,168)
Preferred dividends	(5,874)	(8,124)	(17,622)	(24,372)
Net income (loss) allocable to common shareholders for basic earnings per common share	$(2,069)	$(7,343)	$(46,850)	$337,807
Add: Effect of Series J convertible perpetual preferred stock	—	—	—	6,750
Net income (loss) allocable to common shareholders for diluted earnings per common share	$(2,069)	$(7,343)	$(46,850)	$344,557

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings allocable to common shares:
Numerator for basic earnings per share:
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(2,069)	$(7,343)	$(46,850)	$337,807

Numerator for diluted earnings per share:
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$(2,069)	$(7,343)	$(46,850)	$344,557

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	75,033	62,168	76,232	64,624
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	—	—	—	114
Add: Effect of series J convertible perpetual preferred stock	—	—	—	16,138
Weighted average common shares outstanding for diluted earnings per common share	75,033	62,168	76,232	80,876

Basic earnings per common share:
Net income (loss) allocable to common shareholders	$(0.03)	$(0.12)	$(0.61)	$5.23

Diluted earnings per common share:(1)
Net income (loss) allocable to common shareholders	$(0.03)	$(0.12)	$(0.61)	$4.26
____________________________________________________________
(1)For the three months ended September 30, 2019, 16,306 of Series J convertible perpetual preferred stock was anti-dilutive. For the three and nine months ended September 30, 2019, the effect of certain of the Company's restricted stock awards were anti-dilutive. The Company will settle conversions of the 3.125% Convertible Notes (refer to Note 11) by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the three and nine months ended September 30, 2020 and 2019 and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such period.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2020
Recurring basis:
Derivative liabilities(1)	$20,818	$—	$20,818	$—
Available-for-sale securities(1)	24,631	—	—	24,631
Non-recurring basis:
Other investments(2)	62,961	—	62,961	—

As of December 31, 2019
Recurring basis:
Derivative assets(1)	$114	$—	$114	$—
Derivative liabilities(1)	8,680	—	8,680	—
Available-for-sale securities(1)	23,896	—	—	23,896
Non-recurring basis:
Impaired land and development(3)	40,000	—	—	40,000
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
(2)During the three months ended September 30, 2020, the Company identified an observable price change in an equity security held by the Company as evidenced by an orderly private issuance of similar securities by the same issuer and, as such, classified such observable price change as Level 2.
(3)The Company recorded aggregate impairments of $5.3 million on two land and development assets with an estimated aggregate fair value of $40.0 million. The estimated fair values are based on expected sales proceeds.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	2020	2019
Beginning balance	$23,896	$21,661
Repayments	(460)	(45)
Unrealized gains recorded in other comprehensive income	1,195	2,486
Ending balance	$24,631	$24,102
Fair values of financial instruments—The Company's estimated fair values of its loans receivable and other lending investments and outstanding debt was $0.8 billion and $3.3 billion, respectively, as of September 30, 2020 and $0.9 billion and $3.6 billion, respectively, as of December 31, 2019. The Company determined that the significant inputs used to value its loans receivable and other lending investments and debt obligations fall within Level 3 of the fair value hierarchy. The carrying value of other financial instruments including cash and cash equivalents, restricted cash and net investment in leases, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities, are included in the fair value hierarchy table above.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended September 30, 2020:
Operating lease income	$41,144	$—	$5,137	$89	$—	$46,370
Interest income	911	13,359	—	—	—	14,270
Interest income from sales-type leases	8,360	—	—	—	—	8,360
Other income	4,554	104	2,956	3,831	14,107	25,552
Land development revenue	—	—	—	20,502	—	20,502
Earnings (losses) from equity method investments	10,141	—	(4,134)	592	206	6,805
Income from sales of real estate	6,055	—	—	—	—	6,055
Total revenue and other earnings	71,165	13,463	3,959	25,014	14,313	127,914
Real estate expense	(7,136)	—	(4,428)	(5,371)	—	(16,935)
Land development cost of sales	—	—	—	(21,358)	—	(21,358)
Other expense	—	(37)	—	—	(36)	(73)
Allocated interest expense	(26,049)	(5,831)	(2,289)	(4,606)	(3,632)	(42,407)
Allocated general and administrative(2)	(5,161)	(1,451)	(582)	(2,320)	(4,693)	(14,207)
Segment profit (loss)(3)	$32,819	$6,144	$(3,340)	$(8,641)	$5,952	$32,934
Other significant items:
Provision for (recovery of) loan losses	$19	$(1,995)	$—	$—	$—	$(1,976)
Provision for losses on net investment in leases	175	—	—	—	—	175
Depreciation and amortization	12,781	—	1,287	243	310	14,621
Capitalized expenditures	1,896	—	84	5,170	—	7,150

Three Months Ended September 30, 2019:
Operating lease income	$38,006	$—	$6,034	$70	$—	$44,110
Interest income	789	18,912	—	—	—	19,701
Interest income from sales-type leases	8,339	—	—	—	—	8,339
Other income	6,347	115	7,611	2,124	2,073	18,270
Land development revenue	—	—	—	54,918	—	54,918
Earnings (losses) from equity method investments	2,848	—	4,875	(301)	195	7,617
Income from sales of real estate	3,458	—	18	—	—	3,476
Total revenue and other earnings	59,787	19,027	18,538	56,811	2,268	156,431
Real estate expense	(6,460)	—	(9,314)	(7,413)	—	(23,187)
Land development cost of sales	—	—	—	(48,101)	—	(48,101)
Other expense	—	(49)	—	—	(358)	(407)
Allocated interest expense	(25,176)	(6,902)	(2,393)	(5,268)	(6,783)	(46,522)
Allocated general and administrative(2)	(6,887)	(2,035)	(727)	(3,019)	(4,702)	(17,370)
Segment profit (loss)(3)	$21,264	$10,041	$6,104	$(6,990)	$(9,575)	$20,844
Other significant items:
Recovery of loan losses	$—	$(3,805)	$—	$—	$—	$(3,805)
Depreciation and amortization	12,409	—	1,244	243	303	14,199
Capitalized expenditures	7,846	—	2,816	20,536	—	31,198

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Nine Months Ended September 30, 2020:
Operating lease income	$124,109	$—	$16,153	$267	$—	$140,529
Interest income	2,594	44,331	—	—	—	46,925
Interest income from sales-type leases	25,010	—	—	—	—	25,010
Other income	13,468	4,249	6,605	5,558	26,332	56,212
Land development revenue	—	—	—	116,254	—	116,254
Earnings (losses) from equity method investments	38,472	—	(11,741)	1,225	(1,953)	26,003
Income from sales of real estate	6,056	—	62	—	—	6,118
Total revenue and other earnings	209,709	48,580	11,079	123,304	24,379	417,051
Real estate expense	(19,497)	—	(16,600)	(17,611)	—	(53,708)
Land development cost of sales	—	—	—	(114,704)	—	(114,704)
Other expense	—	(80)	—	—	(271)	(351)
Allocated interest expense	(74,915)	(17,989)	(6,731)	(13,598)	(14,515)	(127,748)
Allocated general and administrative(2)	(17,327)	(5,123)	(1,966)	(7,524)	(14,523)	(46,463)
Segment profit (loss)(3)	$97,970	$25,388	$(14,218)	$(30,133)	$(4,930)	$74,077
Other significant non-cash items:
Provision for loan losses	$212	$3,881	$—	$—	$—	$4,093
Provision for losses on net investment in leases	2,001	—	—	—	—	2,001
Impairment of assets	2,036	—	2,983	1,472	—	6,491
Depreciation and amortization	37,924	—	3,843	729	911	43,407
Capitalized expenditures	8,913	—	1,421	25,222	—	35,556

Nine Months Ended September 30, 2019:
Operating lease income	$136,150	$—	$21,844	$216	$—	$158,210
Interest income	1,197	59,220	—	—	—	60,417
Interest income from sales-type leases	12,157	—	—	—	—	12,157
Other income	12,705	2,836	13,960	6,877	6,755	43,133
Land development revenue	—	—	—	76,691	—	76,691
Earnings (losses) from equity method investments	13,660	—	(166)	2,910	162	16,566
Selling profit from sales-type leases	180,416	—	—	—	—	180,416
Income from sales of real estate	223,200	—	10,206	—	—	233,406
Total revenue and other earnings	579,485	62,056	45,844	86,694	6,917	780,996
Real estate expense	(18,335)	—	(28,646)	(24,184)	—	(71,165)
Land development cost of sales	—	—	—	(71,785)	—	(71,785)
Other expense	—	(359)	—	—	(12,439)	(12,798)
Allocated interest expense	(70,548)	(23,251)	(7,859)	(15,888)	(19,305)	(136,851)
Allocated general and administrative(2)	(19,299)	(6,523)	(2,214)	(9,199)	(14,583)	(51,818)
Segment profit (loss)(3)	$471,303	$31,923	$7,125	$(34,362)	$(39,410)	$436,579
Other significant non-cash items:
Recovery of loan losses	$—	$(3,792)	$—	$—	$—	$(3,792)
Impairment of assets	—	—	3,853	1,100	—	4,953
Depreciation and amortization	38,242	—	3,701	733	910	43,586
Capitalized expenditures	12,707	—	4,878	86,029	—	103,614

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
As of September 30, 2020
Real estate, net	$1,288,931	$—	$198,164	$—	$—	$1,487,095
Real estate available and held for sale	—	—	5,519	—	—	5,519
Total real estate	1,288,931	—	203,683	—	—	1,492,614
Net investment in leases	420,417	—	—	—	—	420,417
Land and development, net	—	—	—	488,916	—	488,916
Loans receivable and other lending investments, net	44,528	720,545	—	—	—	765,073
Other investments	959,201	—	61,315	30,357	72,220	1,123,093
Total portfolio assets	$2,713,077	$720,545	$264,998	$519,273	$72,220	4,290,113
Cash and other assets						598,010
Total assets						$4,888,123

As of December 31, 2019
Real estate, net	$1,327,082	$—	$200,137	$—	$—	$1,527,219
Real estate available and held for sale	—	—	8,650	—	—	8,650
Total real estate	1,327,082	—	208,787	—	—	1,535,869
Net investment in leases	418,915	—	—	—	—	418,915
Land and development, net	—	—	—	580,545	—	580,545
Loans receivable and other lending investments, net	44,339	783,522	—	—	—	827,861
Other investments	760,068	—	61,686	42,866	43,255	907,875
Total portfolio assets	$2,550,404	$783,522	$270,473	$623,411	$43,255	4,271,065
Cash and other assets						814,044
Total assets						$5,085,109
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
(2)General and administrative excludes stock-based compensation expense of $5.7 million and $26.7 million for the three and nine months ended September 30, 2020, respectively, and $6.7 million and $20.7 million for the three and nine months ended September 30, 2019, respectively.
(3)The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Segment profit	$32,934	$20,844	$74,077	$436,579
Less: Recovery of (provision for) loan losses	1,976	3,805	(4,093)	3,792
Less: Provision for losses on net investment in leases	(175)	—	(2,001)	—
Less: Impairment of assets	—	—	(6,491)	(4,953)
Less: Stock-based compensation expense	(5,661)	(6,740)	(26,675)	(20,694)
Less: Depreciation and amortization	(14,621)	(14,199)	(43,407)	(43,586)
Less: Income tax expense	(78)	(84)	(165)	(323)
Less: Loss on early extinguishment of debt, net	(7,924)	—	(12,038)	(468)
Net income (loss)	$6,451	$3,626	$(20,793)	$370,347

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
Executive Overview

In August 2020, we took advantage of favorable interest rate and liquidity conditions to refinance debt through the issuance of $400 million of unsecured notes due February 2026. Proceeds from the issuance were used to repay unsecured notes due September 2022. We have no corporate debt maturities through September 2022 (refer to Note 11).
The coronavirus (COVID-19) outbreak has continued to impact the US and global economies. The US financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within most sectors, including real estate. We are focused on ensuring the health and safety of our personnel and the continuity of business activities at iStar and SAFE, monitoring the effects of the crisis on our and SAFE's customers, marshalling available liquidity at both companies, implementing appropriate cost containment measures and preparing for the eventual resumption of more normalized activities. At this time, we cannot predict the full extent of the impacts of the COVID-19 crisis on our or SAFE's business. We will continue to monitor its effects on a daily basis and will adjust operations as necessary.
Our portfolio is well diversified by business, property type and geography. Our portfolio includes investments in the entertainment/leisure (20.2% of gross book value) and hotel (5.6% of gross book value) sectors, which have been particularly stressed by the pandemic. SAFE reported that it received 100% of the ground rent due under its leases for the third quarter. We collected 98% of the rent due from our net lease tenants during the quarter (excluding one net lease tenant with whom we entered into lease modifications in the second and third quarter 2020 - refer to Note 5), 92% of the interest payments due in our real estate finance portfolio and 80% of the rent due in our operating properties portfolio. We may continue to experience disruptions and collections of rent and interest payments until more normalized business conditions resume. We increased our allowance for loan losses and may continue to do so in future quarters while the COVID-19 pandemic continues to materially affect the US economy.

The COVID-19 crisis has adversely affected our strategies of monetizing legacy assets and materially scaling SAFE's portfolio for the time being. Equity and debt financing for real estate transactions generally is constrained. In addition, the crisis has made it more difficult to execute transactions as people are reluctant to visit properties, local governmental offices have reduced operations and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our strategy while they persist. See the Risk Factors section of this report for additional discussion of certain potential risks to our business arising from the COVID-19 crisis.

Portfolio Overview

As of September 30, 2020, based on our gross book value, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):(1)

Property/Collateral Types	Net Lease	Real Estate Finance	Operating Properties	Land & Development	Corporate	Total	% of Total
Office	$944,023	$51,447	$91	$—	$—	$995,561	20.8%
Entertainment / Leisure	946,098	—	16,188	—	—	962,286	20.2%
Ground Leases	878,438	—	—	—	—	878,438	18.4%
Land and Development	—	83,777	—	399,123	—	482,900	10.1%
Industrial	300,859	—	97,663	—	62,961	461,483	9.7%
Condominium	—	169,190	18,903	122,194	—	310,287	6.5%
Hotel	—	184,540	83,020	—	—	267,560	5.6%
Multifamily	—	147,825	58,381	—	—	206,206	4.3%
Retail	57,348	68,807	41,424	8,271	—	175,850	3.7%
Other Property Types	—	24,631	—	—	9,258	33,889	0.7%
Total	$3,126,766	$730,217	$315,670	$529,588	$72,219	$4,774,460	100.0%

Percentage of Total	65%	15%	7%	11%	2%	100%

Geographic Region	Net Lease	Real Estate Finance	Operating Properties	Land & Development	Corporate	Total	% of Total
Northeast	$915,585	$296,320	$93,587	$285,291	$—	$1,590,783	33.2%
West	494,722	208,970	56,959	40,414	—	801,065	16.8%
Mid-Atlantic	521,147	13,296	6,170	112,706	—	653,319	13.7%
Central	425,558	79,330	44,191	31,500	—	580,579	12.2%
Southwest	398,264	16,404	104,304	42,975	—	561,947	11.8%
Southeast	362,152	26,663	10,459	16,702	—	415,976	8.7%
Various	9,338	89,234	—	—	72,219	170,791	3.6%
Total	$3,126,766	$730,217	$315,670	$529,588	$72,219	$4,774,460	100.0%
_______________________________________________________________________________
(1)For net lease, operating properties and land and development, gross book value is defined as the basis assigned to physical real estate property (land and building), net of any impairments taken after acquisition date and net of basis reductions associated with unit/parcel sales, plus our basis in equity method investments, plus lease related intangibles, capitalized leasing costs and excluding accumulated depreciation and amortization, and for equity method investments, excluding the effect of our share of accumulated depreciation and amortization. For real estate finance, gross book value is defined as principal funded including any deferred capitalized interest receivable, plus protective advances, exit fee receivables and any unamortized origination/modification costs, less purchase discounts and specific reserves. This amount is not reduced for CECL allowances.

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

The net lease segment includes our Ground Lease investments made primarily through SAFE and our traditional net lease investments. As of September 30, 2020, our consolidated net lease portfolio totaled $2.1 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II, exclusive of accumulated depreciation, totaled $3.1 billion. The table below provides certain statistics for our net lease portfolio.

	Wholly-Owned	Net Lease Venture I	Total Consolidated Real Estate(1)	Net Lease Venture II	SAFE
Ownership %	100.0%	51.9%	—	51.9%	65.8%
Gross book value (millions)(2)	$1,234	$906	$2,140	$249	$2,845

% Leased	97.8%	100.0%	98.6%	100.0%	100.0%
Square footage (thousands)	9,998	5,707	15,705	2,273	N/A
Weighted average lease term (years)(3)	15.2	16.2	15.6	12.9	89.1
Weighted average yield(4)	7.4%	8.0%	7.7%	9.9%	4.6%
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

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE's Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on its land at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of September 30, 2020, we owned approximately 65.8% of SAFE's common stock outstanding.
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

As of September 30, 2020, our real estate finance portfolio, including securities and other lending investments, totaled $775.9 million, exclusive of general loan loss allowance. The portfolio, excluding securities and other lending investments, included $551.7 million of performing loans with a weighted average maturity of 1.3 years.

The tables below summarize our loans and the allowance for loan losses associated with our loans ($ in thousands):

	September 30, 2020
	Number of Loans	Gross Carrying Value	Allowance for Loan Losses	Carrying Value	% of Total	Allowance for Loan Losses as a % of Gross Carrying Value
Performing loans	17	$551,674	$(9,615)	$542,059	70.9%	1.7%
Non-performing loans	2	87,277	(22,600)	64,677	8.5%	25.9%
Other lending investments	3	159,569	(1,232)	158,337	20.6%	0.8%
Total	22	798,520	(33,447)	765,073	100.0%	4.2%

	December 31, 2019
	Number of Loans	Gross Carrying Value	Allowance for Loan Losses	Carrying Value	% of Total	Allowance for Loan Losses as a % of Gross Carrying Value
Performing loans	22	$665,460	$(6,933)	$658,527	79.6%	1.0%
Non-performing loans	1	37,820	(21,701)	16,119	1.9%	57.4%
Other lending investments	3	153,216	—	153,216	18.5%	—%
Total	26	856,496	(28,634)	827,862	100.0%	3.3%
Performing Loans—The table below summarizes our performing loans exclusive of allowances ($ in thousands):

	September 30, 2020	December 31, 2019
Senior mortgages	$433,352	$534,765
Corporate/Partnership loans	106,877	119,818
Subordinate mortgages	11,445	10,877
Total	$551,674	$665,460

Weighted average LTV	63%	61%
Yield - quarter to date(1)	7.6%	8.7%
Yield - year to date(1)	7.9%	9.0%
_______________________________________________________________________
(1)Yields presented are for the three and nine months ended September 30, 2020 and 2019.
Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2020 and December 31, 2019, we had two non-performing loans with a carrying value of $64.7 million and one non-performing loan with a carrying value of $16.1 million, respectively. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $33.4 million as of September 30, 2020, or 4.2% of total loans, compared to $28.6 million, or 3.3%, as of December 31, 2019. We expect that our level of allowance for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and allowances requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2020 and December 31, 2019, asset-specific allowances were $22.6 million and $21.7 million, respectively.

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

The general allowance increased to $10.8 million or 1.5% of performing loans and other lending investments as of September 30, 2020, compared to $6.9 million or 1.0% of performing loans and other lending investments as of December 31, 2019. The increase was due to a $0.7 million general allowance recorded upon the adoption of ASU 2016-13 on January 1, 2020 (refer to Note 3) and an increase in the general allowance of $3.2 million during the nine months ended September 30, 2020.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including office, retail, hotel and residential properties. As of September 30, 2020, our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $315.7 million.

Land and Development
The following table presents a land and development portfolio rollforward for the nine months ended September 30, 2020.

Land and Development Portfolio Rollforward
(in millions)
	Asbury Ocean Club and Asbury Park Waterfront	Magnolia Green	All Others	Total Segment
Beginning balance(1)	$234.6	$112.9	$233.0	$580.5
Asset sales(2)	(35.1)	(15.0)	(60.8)	(110.9)
Capital expenditures	11.1	10.9	3.2	25.2
Other	—	(1.8)	(4.1)	(5.9)
Ending balance(1)	$210.6	$107.0	$171.3	$488.9
_______________________________________________________________________
(1)As of September 30, 2020 and December 31, 2019, Total Segment excludes $30.4 million and $42.9 million, respectively, of equity method investments.
(2)Represents gross book value of the assets sold, rather than proceeds received.

Results of Operations for the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

	For the Three Months Ended September 30,
	2020	2019	$ Change
	(in thousands)
Operating lease income	$46,370	$44,110	$2,260
Interest income	14,270	19,701	(5,431)
Interest income from sales-type leases	8,360	8,339	21
Other income	25,552	18,270	7,282
Land development revenue	20,502	54,918	(34,416)
Total revenue	115,054	145,338	(30,284)
Interest expense	42,407	46,522	(4,115)
Real estate expense	16,935	23,187	(6,252)
Land development cost of sales	21,358	48,101	(26,743)
Depreciation and amortization	14,621	14,199	422
General and administrative	19,868	24,110	(4,242)
Recovery of loan losses	(1,976)	(3,805)	1,829
Provision for losses on net investment in leases	175	—	175
Other expense	73	407	(334)
Total costs and expenses	113,461	152,721	(39,260)
Income from sales of real estate	6,055	3,476	2,579
Loss on early extinguishment of debt, net	(7,924)	—	(7,924)
Earnings from equity method investments	6,805	7,617	(812)
Income tax expense	(78)	(84)	6
Net income	$6,451	$3,626	$2,825
Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased $2.3 million, or 5%, to $46.4 million during the three months ended September 30, 2020 from $44.1 million for the same period in 2019. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended September 30,
	2020	2019	Change
Net Lease(1)	$41.1	$38.0	$3.1
Operating Properties(2)	5.2	6.0	(0.8)
Land and Development	0.1	0.1	—
Total	$46.4	$44.1	$2.3
______________________________________________________________
(1)Change primarily due to new acquisitions, partially offset by asset sales.
(2)Change primarily due to a decrease in percentage rent at certain properties.

The following table shows certain same store statistics for our consolidated Net Lease segment. Same store assets are defined as assets we owned on or prior to July 1, 2019 and were in service through September 30, 2020 (Operating lease income in millions).

	Three Months Ended September 30,
	2020	2019
Operating lease income(1)	$44.7	$42.7
Rent per square foot	$11.79	$11.12
Occupancy(2)	98.6%	99.3%
______________________________________________________________
(1)For the three months ended September 30, 2020 and 2019, includes $9.3 million and $9.5 million, respectively, of lease income from one net lease tenant that was recorded to "Interest income from sales-type leases" in our consolidated statements of operations.
(2)Occupancy as of September 30, 2020 and 2019.

Interest income decreased $5.4 million, or 28%, to $14.3 million during the three months ended September 30, 2020 from $19.7 million for the same period in 2019. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $703 million for the three months ended September 30, 2020 and $866 million for the three months ended September 30, 2019. The weighted average yield on our performing loans and other lending investments was 7.6% and 8.7%, respectively, for the three months ended September 30, 2020 and 2019.
On January 1, 2019, we adopted new accounting standards and classified certain of our leases in 2019 as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our leases that do not qualify as sales-type leases. Interest income from sales-type leases increased to $8.4 million for the three months ended September 30, 2020 from $8.3 million for the same period in 2019.
Other income increased $7.3 million, or 40%, to $25.6 million during the three months ended September 30, 2020 from $18.3 million for the same period in 2019. Other income during the three months ended September 30, 2020 consisted primarily of mark-to-market gains on an equity investment, management fees, other ancillary income from our land and development projects and loan portfolio, income from our hotel properties and interest income on our cash. Other income during the three months ended September 30, 2019 consisted primarily of income from our hotel properties, lease termination fees, other ancillary income from our operating properties and land and development projects and interest income on our cash. The increase in 2020 was primarily due to a $14.0 million mark-to-market gain on an equity investment (refer to Note 8) and an increase in management fees from SAFE, partially offset by a decrease in income from our hotel properties and other operating properties.
Land development revenue and cost of sales—During the three months ended September 30, 2020, we sold residential lots and units and recognized land development revenue of $20.5 million which had associated cost of sales of $21.4 million. During the three months ended September 30, 2019, we sold residential lots and units and recognized land development revenue of $54.9 million which had associated cost of sales of $48.1 million.
Costs and expenses—Interest expense decreased $4.1 million, or 9%, to $42.4 million during the three months ended September 30, 2020 from $46.5 million for the same period in 2019, due primarily to a decrease in our weighted average cost of debt, which was 4.8% for the three months ended September 30, 2020 compared to 5.3% for the three months ended September 30, 2019. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, decreased to $3.47 billion for the three months ended September 30, 2020 from $3.50 billion for the same period in 2019.

Real estate expenses decreased $6.3 million, or 27%, to $16.9 million during the three months ended September 30, 2020 from $23.2 million for the same period in 2019. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended September 30,
	2020	2019	Change
Operating Properties(1)	$4.4	$9.4	$(5.0)
Land and Development(2)	5.4	7.4	(2.0)
Net Lease(3)	7.1	6.4	0.7
Total	$16.9	$23.2	$(6.3)
______________________________________________________________
(1)Change primarily due to a decrease in expenses at certain operating properties due to COVID-19.
(2)Change primarily due to asset sales and a decrease in expenses at some of our properties.
(3)Change primarily due to new acquisitions and an increase in expenses at certain properties, partially offset by asset sales.

Depreciation and amortization increased $0.4 million, or 3%, to $14.6 million during the three months ended September 30, 2020 from $14.2 million for the same period in 2019, primarily due to new acquisitions, partially offset by asset sales.
General and administrative expense includes payroll and related costs, performance based compensation, public company costs and occupancy costs. General and administrative expenses decreased $4.2 million, or 18%, to $19.9 million during the three months ended September 30, 2020 from $24.1 million for the same period in 2019. The decrease in 2020 from 2019 was due primarily to a $3.6 million decrease in performance based compensation.

The recovery of loan losses was $2.0 million for the three months ended September 30, 2020 as compared to a recovery of loan losses of $3.8 million for the same period in 2019. The recovery of loan losses for the three months ended September 30, 2020 resulted from the reversal of CECL allowances on loans that repaid in full in the third quarter 2020 and a more favorable economic outlook on commercial real estate markets in the third quarter 2020 as compared to the second quarter 2020. The recovery of loan losses for the three months ended September 30, 2019 was due to a decrease in the general reserve.
The provision for losses on net investment in leases for the three months ended September 30, 2020 included an allowance resulting from the macroeconomic impact of COVID-19 on commercial real estate markets.
Other expense decreased to $0.1 million during the three months ended September 30, 2020 from $0.4 million for the same period in 2019.
Income from sales of real estate—During the three months ended September 30, 2020, we recorded $6.1 million of income from sales of real estate from the sale of a Ground Lease to SAFE (refer to Note 8). During the three months ended September 30, 2019, we recorded $3.5 million of income from sales of real estate from the sale of net lease assets.

Loss on early extinguishment of debt, net—During the three months ended September 30, 2020, we incurred losses on early extinguishment of debt of $7.9 million resulting from the repayment of senior notes prior to maturity.
Earnings from equity method investments—Earnings from equity method investments decreased to $6.8 million during the three months ended September 30, 2020 from $7.6 million for the same period in 2019. During the three months ended September 30, 2020, we recognized $9.3 million of income from our equity method investment in SAFE and $0.8 million from our equity method investment in Net Lease Venture II, which was partially offset by $3.3 million of net aggregate losses from our remaining equity method investments. During the three months ended September 30, 2019, we recognized $8.2 million resulting from the sale of an asset in an operating property venture, $2.9 million of income from our equity method investment in SAFE and $3.5 million of net aggregate losses from our remaining equity method investments.
Income tax expense—Income tax expense of $0.1 million was recorded during both the three months ended September 30, 2020 and 2019 and related primarily to state margins taxes and other minimum state taxes.

Results of Operations for the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	For the Nine Months Ended September 30,
	2020	2019	$ Change
	(in thousands)
Operating lease income	$140,529	$158,210	$(17,681)
Interest income	46,925	60,417	(13,492)
Interest income from sales-type leases	25,010	12,157	12,853
Other income	56,212	43,133	13,079
Land development revenue	116,254	76,691	39,563
Total revenue	384,930	350,608	34,322
Interest expense	127,748	136,851	(9,103)
Real estate expense	53,708	71,165	(17,457)
Land development cost of sales	114,704	71,785	42,919
Depreciation and amortization	43,407	43,586	(179)
General and administrative	73,138	72,512	626
Provision for (recovery of) loan losses	4,093	(3,792)	7,885
Provision for losses on net investment in leases	2,001	—	2,001
Impairment of assets	6,491	4,953	1,538
Other expense	351	12,798	(12,447)
Total costs and expenses	425,641	409,858	15,783
Income from sales of real estate	6,118	233,406	(227,288)
Loss on early extinguishment of debt, net	(12,038)	(468)	(11,570)
Earnings from equity method investments	26,003	16,566	9,437
Selling profit from sales-type leases	—	180,416	(180,416)
Income tax expense	(165)	(323)	158
Net income (loss)	$(20,793)	$370,347	$(391,140)
Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $17.7 million to $140.5 million during the nine months ended September 30, 2020 from $158.2 million for the same period in 2019. The following table summarizes our operating lease income by segment ($ in millions).

	Nine Months Ended September 30,
	2020	2019	Change
Net Lease(1)	$124.0	$136.2	$(12.2)
Operating Properties(2)	16.2	21.8	(5.6)
Land and Development	0.3	0.2	0.1
Total	$140.5	$158.2	$(17.7)
______________________________________________________________
(1)Change primarily due to the reclassification of certain operating leases to sales-type leases in May 2019 (refer to Note 5) and asset sales, partially offset by new acquisitions.
(2)Change primarily due to asset sales.

The following table shows certain same store statistics for our consolidated Net Lease segment. Same store assets are defined as assets we owned on or prior to January 1, 2019 and were in service through September 30, 2020 (Operating lease income in millions).

	Nine Months Ended September 30,
	2020	2019
Operating lease income(1)	$121.4	$120.0
Rent per square foot	$10.98	$10.70
Occupancy(2)	98.5%	99.3%
______________________________________________________________
(1)For the nine months ended September 30, 2020 and 2019, includes $24.1 million and $11.2 million, respectively, of lease income from one net lease tenant that was recorded to "Interest income from sales-type leases" in our consolidated statements of operations.
(2)Occupancy as of September 30, 2020 and 2019.

Interest income decreased $13.5 million to $46.9 million during the nine months ended September 30, 2020 from $60.4 million for the same period in 2019. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $716 million for the nine months ended September 30, 2020 and $880 million for the nine months ended September 30, 2019. The weighted average yield on our performing loans and other lending investments for the nine months ended September 30, 2020 and 2019 was 7.9% and 9.0%, respectively.
On January 1, 2019, we adopted new accounting standards and classified certain of our leases in 2019 as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our leases that do not qualify as sales-type leases. Interest income from sales-type leases increased to $25.0 million for the nine months ended September 30, 2020 from $12.2 million for the same period in 2019. The increase was due primarily to a full period of interest income for sales-type leases during the nine months ended September 30, 2020 (refer to Note 5).
Other income increased $13.1 million to $56.2 million during the nine months ended September 30, 2020 from $43.1 million for the same period in 2019. Other income during the nine months ended September 30, 2020 consisted primarily of mark-to-market gains on an equity investment, management fees, other ancillary income from our operating properties, land and development projects and loan portfolio, income from our hotel properties and interest income on our cash. Other income during the nine months ended September 30, 2019 consisted primarily of income from our hotel properties, other ancillary income from our operating properties and land and development projects and interest income on our cash. The increase in 2020 was primarily due to $23.9 million of mark-to-market gains on an equity investment (refer to Note 8) and an increase in management fees from SAFE, partially offset by a decrease in income from our hotel properties and other operating properties.
Land development revenue and cost of sales—During the nine months ended September 30, 2020, we sold residential lots and units and recognized land development revenue of $116.3 million which had associated cost of sales of $114.7 million. During the nine months ended September 30, 2019, we sold residential lots and units and recognized land development revenue of $76.7 million which had associated cost of sales of $71.8 million. The increase in 2020 was due primarily to the sale of a 430 acre site in California for $36.0 million which had associated cost of sales of $35.4 million.

Costs and expenses—Interest expense decreased $9.1 million to $127.7 million during the nine months ended September 30, 2020 from $136.9 million for the same period in 2019 due primarily to a decrease in our weighted average cost of debt, which was 4.8% for the nine months ended September 30, 2020 compared to 5.4% for the nine months ended September 30, 2019. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, decreased to $3.51 billion for the nine months ended September 30, 2020 from $3.52 billion for the same period in 2019.

Real estate expenses decreased $17.5 million to $53.7 million during the nine months ended September 30, 2020 from $71.2 million for the same period in 2019. The following table summarizes our real estate expenses by segment ($ in millions).

	Nine Months Ended September 30,
	2020	2019	Change
Operating Properties(1)	$16.6	$28.8	$(12.2)
Land and Development(2)	17.6	24.2	(6.6)
Net Lease(3)	19.5	18.2	1.3
Total	$53.7	$71.2	$(17.5)
______________________________________________________________
(1)Change primarily due to asset sales and a decrease in expenses at certain operating properties, partially offset by an asset beginning operations during 2019.
(2)Change primarily due to a decrease in legal and marketing costs at some properties and asset sales.
(3)Change primarily due to new acquisitions, partially offset by asset sales.

Depreciation and amortization decreased $0.2 million to $43.4 million during the nine months ended September 30, 2020 from $43.6 million for the same period in 2019, primarily due to asset sales and the reclassification of certain operating leases to sales-type lease (refer to Note 5), partially offset by new acquisitions.
General and administrative expense includes payroll and related costs, performance-based compensation, public company costs and occupancy costs. General and administrative expenses increased $0.6 million to $73.1 million during the nine months ended September 30, 2020 from $72.5 million for the same period in 2019. The increase in 2020 was due primarily to an increase in performance based compensation, which was partially offset by a decrease in payroll and related costs and a decrease in travel and entertainment costs.

The provision for loan losses was $4.1 million for the nine months ended September 30, 2020 as compared to a recovery of loan losses of $3.8 million for the same period in 2019. The provision for loan losses for the nine months ended September 30, 2020 resulted from the macroeconomic impact of COVID-19 on commercial real estate markets. The recovery of loan losses for the nine months ended September 30, 2019 was due to a decrease in the general reserve of $4.3 million offset by an increase in the specific reserve of $0.5 million.
The provision for losses on net investment in leases for the nine months ended September 30, 2020 included an allowance resulting from the macroeconomic impact of COVID-19 on commercial real estate markets.
During the nine months ended September 30, 2020, we recorded an aggregate impairment of $6.5 million in connection with the sale of net lease assets and impairments on a real estate asset held for sale and a land and development asset. During the nine months ended September 30, 2019, we recorded an aggregate impairment of $5.0 million which included an impairment of $3.3 million on a commercial operating property based on an executed purchase and sale agreement, a $1.1 million impairment on a land and development asset due to a change in business strategy and $0.6 million of impairments in connection with the sale of residential condominium units.
Other expense decreased to $0.4 million during the nine months ended September 30, 2020 from $12.8 million for the same period in 2019. The decrease was due primarily to expenses associated with derivative contracts that were terminated during the nine months ended September 30, 2019.
Income from sales of real estate—During the nine months ended September 30, 2020, we recorded $6.1 million of income from sales of real estate from the sale of a Ground Lease to SAFE (refer to Note 8). During the nine months ended September 30, 2019, we recorded $233.4 million of income from sales of real estate, primarily from the sale of a portfolio of net lease assets and operating properties.

Loss on early extinguishment of debt, net—During the nine months ended September 30, 2020 and 2019, we incurred losses on early extinguishment of debt of $12.0 million and $0.5 million, respectively, resulting from the repayment of senior notes prior to maturity.
Earnings from equity method investments—Earnings from equity method investments increased to $26.0 million during the nine months ended September 30, 2020 from $16.6 million for the same period in 2019. During the nine months ended September 30, 2020, we recognized $36.9 million of income from our equity method investment in SAFE, which included a dilution gain of $7.9 million resulting from a SAFE equity offering in March 2020, $1.6 million from our equity investment in Net Lease Venture II, which were partially offset by $12.5 million of net aggregate losses from our remaining equity method investments. During the nine months ended September 30, 2019, we recognized $14.1 million from our equity method investment in SAFE and $8.2 million from the sale of an asset in an operating property venture, partially offset by $5.7 million of net aggregate losses from our remaining equity method investments.
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

Income tax expense—Income tax expense of $0.2 million was recorded during the nine months ended September 30, 2020 as compared to an income tax expense of $0.3 million for the same period in 2019. The income tax expense for the nine months ended September 30, 2020 and 2019 related primarily to state margins taxes and other minimum state taxes.

Adjusted Earnings

In 2019, we announced a new business strategy that would focus our management personnel and our investment resources primarily on scaling our Ground Lease platform. As part of this strategy, we accelerated the monetization of legacy assets, reducing our legacy portfolio to approximately 17% of our overall portfolio as of September 30, 2020, and deployed a substantial portion of the proceeds into additional investments in SAFE and new loan and net lease originations relating to the Ground Lease business. Management has determined that, effective for the first quarter 2020, a modified non-GAAP earnings metric, designated "adjusted earnings," is the metric it uses to assess our execution of this strategy and the performance of our operations. Adjusted earnings reflects impairment charges and loan provisions in the same period in which they are recognized in net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), rather than in a later period when the asset is sold. We believe this change is appropriate as legacy asset sales become less central to our business, even though sales may be material to particular periods when they occur.

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

	For the Three Months Ended September 30,
	2020	2019	2018
	(in thousands)
Adjusted Earnings
Net loss allocable to common shareholders	$(2,069)	$(7,343)	$(18,984)
Add: Depreciation and amortization	15,795	14,266	19,873
Add: Stock-based compensation expense	5,661	6,740	3,651
Add: Non-cash portion of loss on early extinguishment of debt	2,672	—	911
Adjusted earnings allocable to common shareholders	$22,059	$13,663	$5,451

	For the Nine Months Ended September 30,
	2020	2019	2018
	(in thousands)
Adjusted Earnings
Net income (loss) allocable to common shareholders	$(46,850)	$337,807	$50,698
Add: Depreciation and amortization	46,526	44,008	52,153
Add: Stock-based compensation expense	26,675	20,694	16,245
Add: Non-cash portion of loss on early extinguishment of debt	3,470	468	3,447
Adjusted earnings allocable to common shareholders	$29,821	$402,977	$122,543
Liquidity and Capital Resources

During the three months ended September 30, 2020, we invested an aggregate $148 million into new investments, prior financing commitments and real estate development. Investments included $117 million in net lease, loan, and strategic investments, $14 million in the repurchase of our common stock, $9 million of capital expenditures on legacy assets and $8 million in SAFE common stock. These amounts are inclusive of fundings from consolidated investments and our pro rata share from equity method investments and includes $83 million of investments made within the Net Lease Venture II, of which we own 51.9%.
The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Operating Properties	$2,037	$5,965
Net Lease	9,624	15,116
Total capital expenditures on real estate assets	$11,661	$21,081

Land and Development	$33,488	$93,395
Total capital expenditures on land and development assets	$33,488	$93,395
As of September 30, 2020, we had unrestricted cash of approximately $88 million and $330 million of borrowing capacity available under the Revolving Credit Facility. The COVID-19 crisis has for the time being adversely affected our strategies of monetizing legacy assets and materially scaling SAFE's portfolio as its Manager. These conditions will adversely affect our strategies while they persist. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, distributions to shareholders through dividends and share repurchases and funding ongoing business operations. In the near term we plan to limit non-investment cash expenditures to the extent practicable. The amount we actually invest will depend on the full impact of COVID-19 on our business and the pace of the economic recovery. We also had approximately $136 of maximum unfunded commitments associated with our investments of which we expect to fund the majority over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have approximately $502 million principal amount of scheduled real estate finance asset maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers. Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, Revolving Credit Facility borrowings, income from our portfolio, loan repayments from borrowers and proceeds from asset sales. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions.
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations, loan participations payable and operating lease obligations as of September 30, 2020 (refer to Note 11 to our consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,012,500	$—	$287,500	$1,325,000	$400,000	$—
Secured credit facilities	491,875	—	491,875	—	—	—
Revolving credit facility	20,000	—	20,000	—	—	—
Mortgages	724,836	72,439	162,037	160,408	323,856	6,096
Trust preferred securities	100,000	—	—	—	—	100,000
Total principal maturities	3,349,211	72,439	961,412	1,485,408	723,856	106,096
Interest Payable(1)	620,462	132,344	243,831	184,724	50,143	9,420
Loan Participations Payable(2)	41,941	41,941	—	—	—	—
Lease Obligations(3)	1,628,887	8,570	24,570	24,365	33,465	1,537,917
Total	$5,640,501	$255,294	$1,229,813	$1,694,497	$807,464	$1,653,433
_______________________________________________________________________________
(1)Variable-rate debt assumes one-month LIBOR of 0.15% and three-month LIBOR of 0.23% that were in effect as of September 30, 2020. Interest payable does not include payments that may be required under our interest rate derivatives.
(2)Refer to Note 10 to the consolidated financial statements.
(3)We are obligated to pay ground rent under certain operating leases; however, our tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations.

Credit Metrics—The following table presents metrics that management reviews as indicators of the strength of our balance sheet and credit profile. Metrics are shown both excluding ("Without SAFE MTM") and including ("With SAFE MTM") our unrealized gain on the shares of common stock of SAFE that we own. Readers are cautioned that there can be no assurance that the asset values used to calculate these metrics could be realized on the sale of such assets in a liquidation or otherwise.

As of
	September 30, 2020		December 31, 2019
	Without SAFE MTM	With SAFE MTM(1)	Without SAFE MTM	With SAFE MTM(1)
($ in millions)
Unencumbered assets(2)	$ 3,399	$ 4,633	$ 3,585	$ 4,112
Unencumbered assets / Unsecured debt(3)	1.6x	2.2x	1.6x	1.8x
Leverage(4)	2.2x	1.2x	2.0x	1.5x
Unsecured debt / Total debt(5)	68%	68%	69%	69%
_______________________________________________________________________________
(1)As of September 30, 2020 and December 31, 2019, we owned 33.7 million shares and 31.2 million shares, respectively, of SAFE common stock. SAFE mark-to-market is calculated using the SAFE share price of $62.10 as of September 30, 2020 and the SAFE share price of $40.30 as of December 31, 2019.
(2)Unencumbered assets represents the gross book value of our assets, including the gross book value of our equity method investments, that are not pledged as collateral to any of our debt obligations plus intangible assets/liabilities for all other assets pledged as collateral. As of September 30, 2020, unencumbered assets includes $610.8 million gross book value of assets held by entities whose equity interests are pledged as collateral for the Revolving Credit Facility that had $20.0 million outstanding as of September 30, 2020.
(3)Represents the amount of unencumbered assets as a percentage of our unsecured debt obligations.
(4)Leverage represents our total debt obligations, net of cash, divided by our adjusted total equity. Adjusted total equity equals total equity, adjusted to add the following, each as determined under GAAP: accumulated depreciation and amortization, CECL allowances and our proportionate share of accumulated depreciation and amortization from our equity method investments.
(5)Represents the principal amount of our unsecured debt as a percentage of the principal amount of our total debt and excludes debt attributable to noncontrolling interests.

Debt Covenants—Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.2x and a covenant restricting certain incurrences of debt based on a fixed charge coverage ratio. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders.

The Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under both the Senior Term Loan and the Revolving Credit Facility we are permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and we remain in compliance with our financial covenants after giving effect to the dividend. We declared common stock dividends of $24.6 million, or $0.32 per share, for the nine months ended September 30, 2020.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2020, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$83,423	$14,726	$27,902	$126,051
Strategic Investments	—	—	9,967	9,967
Total	$83,423	$14,726	$37,869	$136,018
_______________________________________________________________________________
(1)Excludes $8.0 million of commitments on loan participations sold that are not our obligation.
Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the nine months ended September 30, 2020, we repurchased 3.7 million shares of our outstanding common stock for $41.4 million, for an average cost of $11.32 per share. During the nine months ended September 30, 2019, we repurchased 6.2 million shares of our outstanding common stock for $58.8 million, for an average cost of $9.44 per share. In August 2020, our board of directors authorized an increase to the stock repurchase program to $50.0 million. As of September 30, 2020, we had remaining authorization to repurchase up to $40.8 million of common stock under our stock repurchase program.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.15% as of September 30, 2020. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$292
Base Interest Rate	—
+10 Basis Points	(292)
+50 Basis Points	(1,434)
+100 Basis Points	(2,786)
______________________________________________________________________________
(1)As of September 30, 2020, we have an overall net variable-rate liability position. In addition, as of September 30, 2020, $293.6 million of our floating rate loans have a weighted average interest rate floor of 1.8% and $41.9 million of our floating rate debt obligations have a weighted average interest rate floor of 1.5%.

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
The current novel coronavirus, or COVID-19, pandemic or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact our performance, financial condition, results of operations, stock price, cash flows and ability to meet our obligations or pay distributions. Further, the pandemic has caused disruptions in the U.S. and global economies and financial markets and created widespread business continuity issues of an as yet unknown magnitude and duration.
The COVID-19 pandemic outbreak has rapidly and dramatically impacted the U.S. and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The U.S. financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within certain sectors, including real estate. The outbreak has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last.
Our business has been and will continue to be impacted by the effects of the COVID-19 pandemic, and these effects could materially and adversely impact our performance, financial condition, results of operations, cash flows and ability to meet our obligations, including our obligations in respect of the Notes. These impacts include, but are not limited to:
•certain of our operating properties have experienced complete or partial closures and other operational issues resulting from government or tenant action;
•the impact of reduced economic activity on our tenants' and borrowers' businesses, financial condition and liquidity, which have resulted in certain of our tenants or borrowers not meeting their obligations to us in full or at all;
•as of September 30, 2020, the entertainment/leisure and hotel sectors, which have been particularly stressed by the COVID-19 pandemic, represented approximately 20.2% and 5.6%, respectively, of the gross book value of our investments. One of our entertainment sector net lease tenants, representing approximately 0.7% of the gross book value of our investments as of September 30, 2020 and 0.4% of our revenues for the first quarter (we did not record any revenues from this tenant in the second quarter or third quarter), declared bankruptcy in April, and rejected our lease. In addition, we entered into two lease modifications with a material tenant in the entertainment sector to (i) apply $10 million of net proceeds that we received from sales of some of the tenant’s facilities to the tenant’s upcoming rent obligations to us and, in exchange, terminated our obligation either to acquire an equal amount of new facilities for them or reduce their future rent obligations; and (ii) grant the lessee a nine-month rent deferral on our two wholly-owned master leases in exchange for eliminating our commitment to invest up to $55.0 million in additional bowling centers over the next several years. All deferred amounts are required to be repaid with interest beginning in January 2023. There can be no assurance that additional tenant or borrower bankruptcies will not occur or that additional accommodations will not be made, in these and other sectors;
•the decline in real estate transaction activity and constrained credit conditions have adversely affected our strategies of monetizing legacy assets and scaling SAFE's portfolio as its Manager;
•we have recorded increased allowances against potential future losses and impairment charges and have ceased recognizing revenues from a certain non-performing loan and lease assets, and we may take additional such actions in future periods, which have had and will in the future have a negative impact on our earnings;
•deteriorations in our financial condition may cause us to be unable to satisfy financial covenants in our debt obligations. If we are unable to meet our covenants, our lenders may declare us to be in default and require us to repay outstanding borrowings;
•we may experience potential negative impacts if the health of a significant number of our employees is impacted by the pandemic;
•we may have difficulty accessing debt and equity capital on attractive terms, or at all, and any disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our or our tenants' and borrowers' access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' or borrowers' ability to meet their obligations to us; and
•we have experienced deteriorations in our and our tenants' or borrowers' ability to operate in affected areas and delays in the supply of products or services to us and our tenants or borrowers from vendors that adversely affect our and our tenants' and borrowers' ability to operate efficiently.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impacts of COVID-19 on our business. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and ability to meet our obligations or pay distributions. The impact of COVID-19, or another pandemic or outbreak of an infectious disease, may also exacerbate other risks discussed in this "Risk Factors" section and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
There were no other material changes from the risk factors previously disclosed in our Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended September 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
July 1 to July 31	372,738	$11.76	372,738	$2,040,481
August 1 to August 31	322,100	$12.41	322,100	$46,009,202
September 1 to September 30	431,700	$12.15	431,700	$40,770,925
_______________________________________________________________________________
(1)We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. In August 2020, our board of directors authorized an increase to the stock repurchase program to $50.0 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
    Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020 is formatted in Inline XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019 and (vi) the Notes to the Consolidated Financial Statements (unaudited).
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

iStar Inc. Registrant
Date:	November 3, 2020	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	November 3, 2020	/s/ JEREMY FOX-GEEN
Jeremy Fox-Geen Chief Financial Officer (principal financial officer)

iStar Inc. Registrant
Date:	November 3, 2020	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal accounting officer)