Form 10-K
period 2020-12-31
ISTAR INC.
filed 2021-02-23
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
As of June 30, 2020 the aggregate market value of iStar Inc. common stock, $0.001 par value per share, held by non-affiliates (1) of the registrant was approximately $889.5 million, based upon the closing price of $12.32 on the New York Stock Exchange composite tape on such date.
As of February 19, 2021, there were 73,871,977 shares of common stock outstanding.
(1)For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant's directors and executive officers.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the registrant's definitive proxy statement for the registrant's 2021 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

As of December 31, 2020, based on our gross book value, including the carrying value of our equity method investments exclusive of accumulated depreciation, our total investment portfolio has the following characteristics:
Net Lease: The net lease portfolio includes the Company's traditional net lease investments and its Ground Lease investments made through Safehold Inc. ("SAFE"), a publicly traded REIT focused exclusively on Ground Leases that we launched in 2017 and manage pursuant to a management agreement, both of which we believe offer stable long-term cash flows. We own our traditional net lease properties directly and through ventures that we manage. As of December 31, 2020, we owned approximately 65.4% of SAFE's outstanding common stock.
Real Estate Finance: The real estate finance portfolio is comprised of leasehold loans (including leasehold loans to SAFE's tenants), preferred equity investments and senior and subordinated loans to business entities and may be either secured or unsecured. The Company's loan portfolio includes whole loans and loan participations. The Company's real estate loans may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers
Operating Properties: The operating properties portfolio is comprised of commercial and residential properties, which represent a pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop its transitional properties with the objective of maximizing their value through the infusion of capital and/or concentrated asset management efforts. The commercial properties within this portfolio include retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects located in major U.S. cities where the Company's strategy is to sell individual condominium units through retail distribution channels.
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

Investment Strategy
Throughout our more than 20-year history, we have focused on providing capital to the commercial real estate sector in a differentiated way that emphasizes custom-tailored solutions over commoditized products. We have adjusted the allocation of our capital and resources from time to time based on market conditions. Our Ground Lease strategy is the most recent example of our historical approach. We believe that investment and financing opportunities in the Ground Lease sector currently offer more attractive risk adjusted returns than other investment opportunities, and should enable us to benefit from the unique insights and competitive advantages we have gained through SAFE.
In originating new investments, the Company's strategy is to focus on the following:
•Targeting custom-tailored opportunities where customers require flexible financial solutions and "one-call" responsiveness, such as a joint offering of a SAFE Ground Lease and an iStar leasehold loan;
•Acquiring a fee simple interest in a commercial property that we intend to bifurcate into a SAFE Ground Lease to be acquired by SAFE and a leasehold interest which we may sell or hold for investment;
•Avoiding commodity businesses where there is significant direct competition from other providers of capital;
•Developing direct relationships with borrowers and corporate customers in addition to sourcing transactions through intermediaries;
•Adding value beyond simply providing capital by offering borrowers and corporate customers specific lending and Ground Lease expertise, flexibility, certainty of closing and continuing relationships beyond the closing of a particular transaction;
•Taking advantage of market anomalies in the real estate capital markets when, in the Company's view, credit is mispriced by other providers of capital; and
•Evaluating relative risk adjusted returns across multiple investment markets.

We have been actively seeking to reduce the level of our "legacy assets," which refer primarily to properties that we took back from defaulting borrowers in the financial crisis. As we sell these assets, we expect to use the net proceeds primarily to make additional investments in our net lease business, including Ground Leases, and for general corporate purposes.
Financing Strategy
We use leverage to enhance our return on assets. Our principal financing sources are unsecured bonds issued in capital markets transactions, our revolving credit facility and term loan and individual mortgage loans. In August 2020, we took advantage of favorable interest rate and liquidity conditions to refinance debt through the issuance of $400 million of unsecured notes due February 2026. Proceeds from the issuance were used to repay unsecured notes due September 2022. We have no corporate debt maturities through September 2022.
Going forward, the Company will seek to raise capital through a variety of means, which may include unsecured and secured debt financing, debt refinancings, asset sales, issuances of equity, engaging in joint venture transactions and other third party capital arrangements. A more detailed discussion of the Company's current liquidity and capital resources is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."
Underwriting Process
The Company reviews investment opportunities with its investment professionals, as well as representatives from its legal, credit, risk management and capital markets departments. The Company has developed a process for screening potential investments called the Six Point Methodologysm. Through this proprietary process, the Company internally evaluates an investment opportunity by: (1) evaluating the source of the opportunity; (2) evaluating the quality of the collateral, corporate credit or lessee, as well as the market and industry dynamics; (3) evaluating the borrower equity, corporate sponsorship and/or guarantors; (4) determining the optimal legal and financial structure for the transaction given its risk profile; (5) performing an alternative investment test; and (6) evaluating the liquidity of the investment. The Company uses a similar screening methodology for leasehold loans to tenants of SAFE and related party transactions with SAFE. The Company maintains an internal investment committee, and certain investments, including related party transactions and leasehold loans to tenants of SAFE, are subject to the approval of the Board of Directors or a committee thereof.

Hedging Strategy
The Company finances its business with a combination of fixed-rate and variable-rate debt and its asset base consists of fixed-rate and variable-rate investments. Its variable-rate assets and liabilities are intended to be matched against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company's variable-rate debt obligations differ from its variable-rate lending assets, the Company may utilize derivative instruments to limit the impact of changing interest rates on its net income. The Company may also use derivative instruments to limit its exposure to changes in currency rates in respect of certain investments denominated in foreign currencies. The derivative instruments the Company uses are typically in the form of interest rate swaps, interest rate caps and foreign exchange contracts.
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
In the judgment of management, the Company's compliance with existing statutes and regulations, including environmental regulations, is not currently expected to have a material effect on the Company's capital expenditures, earnings and competitive position. It is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future capital expenditures, earnings or competitive position of the Company.
The Company has elected and expects to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company must generally distribute at least 90% of its net taxable income, excluding capital gains, to its shareholders each year. In addition, the Company must distribute 100% of its net taxable income (including net capital gains) each year to eliminate U.S. corporate federal income taxes payable by it. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT qualification. These requirements include specific share ownership tests and asset and gross income tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its net taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes and to U.S. federal income tax and excise tax on its undistributed income.

Code of Conduct
The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company's website at www.istar.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2020, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.
Employees and Human Capital Resources
Central to our business strategy is attracting, developing and retaining a talented, diverse and engaged workforce to drive our success. As of February 19, 2021, the Company had 143 employees. The Company believes it has good relationships with its employees. Substantially all of our employees are full time employees and they are not represented by any collective bargaining agreements.
As we have transitioned the focus of our business to growing our Ground Lease platform, we have sought to recruit new talent and provide training to existing employees to support our business strategy. In our recruiting efforts, we generally strive to have a diverse group of candidates to consider for roles. We have designed a compensation structure, including an array of benefits, that we believe is attractive to current and prospective personnel. We also offer our professionals the opportunity to participate in a variety of development programs, including discussions led by outside speakers on topics of interest and a learning management tool that enables employees and their managers to select courses that enhance professional development.

In fiscal 2020, the COVID-19 pandemic had a significant impact on our human capital management. Substantially all of our workforce worked remotely throughout the initial several months of the pandemic, and we instituted safety protocols and procedures to enable certain employees to work on site in shifts later in the year.

We maintain a number of health and wellness programs to support the welfare of our people. These programs include an employee assistance program that offers confidential assessment, counseling and referral services at no cost to the employee. We seek to provide a safe workplace for our employees. In addition to the safety protocols that we instituted in response to the pandemic, we have established emergency procedures that address emergency health and safety situations.

We support the charitable endeavors of our employees with a program that matches the contributions made by them within limits that vary by position. We have engaged with, and made significant investments in, some of the communities where we do business in an effort to enhance the communities’ economic prospects and quality of life. For example, in connection with some of our development projects, we have partnered with a local construction company to create a workforce development, apprenticeship and internship program that offers residents the opportunity to learn valuable trade skills; launched a job training program for local residents interested in pursuing opportunities in the hospitality sector; and we setup and promote a seasonal farmers' market in one of our communities to support local businesses.
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

Item 1a.    Risk Factors
In addition to the other information in this report, you should consider carefully the following risk factors in evaluating an investment in the Company's securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows, ability to service our indebtedness, ability to pay distributions and the market price of the Company's common stock. The risks set forth below speak only as of the date of this report and the Company disclaims any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
Risks Related to Our Business

Our business and the growth of SAFE were adversely affected by the COVID-19 pandemic in 2020 and could be adversely affected in the future by the pandemic or the outbreak of any other highly infectious or contagious diseases.

The COVID-19 pandemic adversely affected our business and SAFE's growth in 2020 and could adversely affect our business and SAFE's growth in the future. At this time, we cannot predict the full extent or duration of the impacts of the COVID-19 pandemic on our business and SAFE's growth prospects. COVID-19 or another pandemic could adversely affect us due to, among other factors:

•closures of, or other operational issues at, one or more of our operating properties resulting from government or tenant action;
•the impact of reduced economic activity on our tenants' and borrowers' businesses, financial condition and liquidity, which have resulted in certain of our tenants or borrowers not meeting their obligations to us in full or at all and may do so in the future;
•the adverse impact of the pandemic on the entertainment/leisure and hotel sectors, which represent approximately 20.7% and 5.7%, respectively, of the gross book value of our investments as of December 31, 2020. We entered into two lease modifications with a material tenant in the entertainment sector in 2020, as described in Note 5 to our consolidated financial statements. There can be no assurance that tenant or borrower bankruptcies will not occur or that additional accommodations will not be made, in these and other sectors;
•the adverse impact of the pandemic on SAFE's hotel Ground Leases, which accounted for approximately 15.2% of SAFE's total revenues in 2020, excluding percentage rent, which accounted for approximately 2.5% of SAFE's total revenues in 2020; we expect a material decline in percentage rent payable to SAFE in 2021 in respect of 2020 hotel operating performance;
•the decline in real estate transaction activity and constrained credit conditions which adversely affected our strategies of monetizing legacy assets and scaling SAFE's portfolio as its Manager in 2020 and may continue to do so while these conditions persist;
•the negative impact on our earnings from increased allowances against potential future losses and impairment charges and placing certain assets on accrual status;
•deteriorations in our financial condition, if they were to cause us to be unable to satisfy financial covenants in our debt obligations, which could trigger a default and acceleration of outstanding borrowings;
•the negative impacts on our operations if the health of a significant number of our employees were to be impacted by the pandemic;
•difficulty accessing debt and equity capital on attractive terms, or at all, to fund business operations or address maturing liabilities; and
•delays in the supply of products or services that are needed for our tenants' and borrowers' efficient operations.

We have made a significant commitment to the Ground Lease business. Our future success will depend in large part on our ability to execute our Ground Lease strategy, which is subject to risks.

In 2019, we announced that we would focus our business activities primarily on scaling SAFE's portfolio through our position as SAFE's largest stockholder and investment manager and by offering leasehold financing and equity to Ground Lease customers. We have made a significant investment in SAFE's common stock and have dedicated a significant majority of our personnel to working on growing the Ground Lease business. As of December 31, 2020, we own approximately 65.4% of SAFE's outstanding common stock. There is no assurance that we will be able to achieve our objectives for the Ground Lease business. Our Ground Lease strategy is subject to a number of risks, including the following:

•the size of the market for Ground Leases may not meet our growth objectives because, among other reasons, potential tenants may prefer to own both the land and the improvements they intend to develop, rehabilitate or own; negative publicity about the experience of tenants with non-Safehold Ground Leases may discourage potential tenants; interest rate increases may adversely affect the availability and terms of leasehold financing which is critical to the growth of a robust Ground Lease market; the effects of the pandemic on commercial real estate trends, including the negative impacts of decreased travel on hotels and of work-from-home trends on urban office properties, which comprise a material portion of SAFE's portfolio;
•as and when interest rates increase, there may be less activity generally in real estate transactions, including leasing, development and financing, and less financing available on attractive terms for SAFE to refinance its debt obligations or for potential tenants to finance their leasehold interests;
•if SAFE suffers adverse business developments, the market value of our investment in SAFE will likely decline and may decline materially, the management fees we receive from SAFE may not grow as anticipated and/or SAFE may reduce its distributions to stockholders, including us;
•there are potential conflicts of interests in our relationship with SAFE, as discussed further below under "There are various potential conflicts of interest in our relationship with SAFE, including our executive officers and/or directors who are also officers and/or directors of SAFE, which could result in decisions that are not in the best interests of our stockholders;"
•we have waived or elected not to seek reimbursement in full for certain expenses that we have incurred on SAFE's behalf while it is in its growth stage, and will likely continue to do so while we foster SAFE's growth; and
•if we terminate our management agreement with SAFE for convenience, we will be prohibited from competing with SAFE for one year after such termination.

SAFE is a public company that files separately with the Securities and Exchange Commission ("SEC"). In its filings with the SEC, SAFE provides disclosure as to its business, including disclosure regarding its views as to the drivers of its financial performance and the risks it faces. SAFE's SEC filings also include certifications and disclosure regarding internal controls over financial reporting and disclosure controls.

We are subject to risks relating to our concentrations in certain asset types, geographies and sectors.

Our portfolio consists primarily of real estate, commercial real estate loans and our investment in SAFE. Refer to "Item 7. Management's Discussion and Analysis - Portfolio Overview" for a breakdown of our asset concentrations by property type and geographic location. In addition, our largest tenant, representing a net lease tenant in the entertainment/leisure sector, constituted 11.6% of our total revenues for the year ended December 31, 2020. Through our investment in SAFE, we are also exposed to asset concentrations in SAFE's portfolio. For the year ended December 31, 2020, 17.7% of SAFE's total revenues came from hotel properties and one of SAFE's tenants, under an office property Ground Lease in Washington, DC, represented more than 10% of its revenues for the year. Many property types were adversely affected by the COVID-19 pandemic and the previous economic recession and we may suffer additional losses on our assets due to these concentrations during periods of economic distress that affect these concentrations.

There are various potential conflicts of interest in our relationship with SAFE, including our executive officers and/or directors who are also officers and/or directors of SAFE, which could result in decisions that are not in the best interest of our stockholders.

There are various potential conflicts of interest in our relationship with SAFE, including our executive officers and/or directors who are also directors or officers of SAFE. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and SAFE; conflicts in the amount of time that our officers and employees will spend on SAFE's affairs vs. our other affairs; conflicts in determining whether to seek reimbursement from SAFE of certain expenses we incur on its behalf; conflicts in transactions that we pursue with SAFE; conflicts between the interests of our stockholders and members of our management who hold SAFE common stock and other equity interests in SAFE such as grants of interests in a subsidiary of SAFE's operating partnership (called CARET units) that will entitle them to participate in distributions arising from certain sales and financings of SAFE's Ground Leases; and conflicts in allocating investments to, and managing, a potential investment fund in which we and SAFE would invest, as discussed further below. Transactions between iStar and SAFE are subject to certain approvals of our independent directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party.

Two directors of iStar also serve on SAFE's board of directors, including Jay Sugarman, who is the chief executive officer of SAFE and our chief executive officer. Our directors and executive officers have duties to our company under applicable Maryland law, and our executive officers and our directors who are also directors or officers of SAFE have duties to SAFE under applicable Maryland law. Those duties may come in conflict from time to time. We have duties as the manager of SAFE which may come in conflict with our duties to our stockholders from time to time. In addition, conflicts of interest may exist or could arise in the future with our duties to Net Lease Venture II and our duties to SAFE as its manager in connection with future investment opportunities.

We are considering the formation of an investment fund in which we and SAFE would invest which would target the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase, unlike the later stage development Ground Leases that fit SAFE's investment criteria. We may face conflicts of interest in fulfilling our duties to our stockholder, to SAFE as its manager and to the fund as its general partner and manager. We would be responsible for identifying and appropriately allocating investments between the fund and SAFE. In addition, iStar would be involved in establishing the price and the conditions of any future potential purchases of assets by SAFE from any such fund. The fund's fee structure could potentially be more favorable to us than the management fees we receive from SAFE. If we fail to deal appropriately with these and other conflicts, our business could be adversely affected.

Transactions between iStar and SAFE were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

Transactions between iStar and SAFE were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under agreements with SAFE because of our desire to maintain our ongoing relationship with SAFE. See Note 8 to our financial statements for a discussion of related party transactions between SAFE and us in 2020.

Our voting power in SAFE is subject to limitations, and joint venture and other investments we hold or may make in the future may not provide us with full control.

Although we own approximately 65.4% of the outstanding common stock of SAFE as of December 31, 2020, we are party to a stockholder's agreement with SAFE that generally limits the discretionary voting power of our shares to 41.9% and requires that we vote shares in excess of that amount in proportion to the votes of SAFE's other stockholders on matters presented for approval. As a result of such limitations, actions may be approved by SAFE's board and stockholders with which we do not agree. We have a joint venture partner in our Net Lease Ventures and we hold equity investments in certain funds and limited partnerships managed by third parties. These and other investments we may make in the future present risks that we may have differing objectives than our partners or the managers, board of directors, shareholders or other members in such investments, that we may become involved in disputes with them and that we may compete with such entities. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

Although the businesses in which we have invested generally have a significant real estate component, some of them may operate in businesses that are different from our primary or historical business segments. Consequently, investments in these businesses, among other risks, subject us to the operating and financial risks of new business lines or industries other than real estate and to the risk that we do not have sole control over the operations of these businesses.

We have acquired, and may in the future acquire, commercial properties with the intent to sell the land to SAFE and to sell or lease the leasehold interest to a third party. If we are unable to sell or lease the leasehold interest, we will be exposed to the risks of ownership of operating properties.

We have acquired, and may in the future acquire, commercial properties with the intent to separate the property into an ownership interest in land that is sold to SAFE and an interest in the buildings and improvements thereon that is sold or leased to a third party. There may be instances where we are unable to find a purchaser or lessee for the improvements, in which case we will be subject to the risks of owning operating properties.

The ownership and operation of commercial properties will expose us to risks, including, without limitation:
•adverse changes in international, regional or local economic and demographic conditions;
•tenant vacancies and market pressures to offer tenant incentives to sign or renew leases;
•adverse changes in the financial position or liquidity of tenants;
•the inability to collect rent from tenants;
•tenant bankruptcies;
•higher costs resulting from capital expenditures and property operating expenses;
•civil disturbances, hurricanes and other natural disasters, or terrorist acts or acts of war, which may result in uninsured or underinsured losses;
•liabilities under environmental laws;

•risks of loss from casualty or condemnation;
•changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws; and
•the other risks described under "We are subject to additional risks associated with owning and developing property."

Upon taking ownership of a commercial property, we may be required to contribute ownership of the land to a taxable REIT subsidiary ("TRS"), which would subsequently seek to sell the land to SAFE and lease or sell a leasehold interest in such commercial property to a third party. Any gain from the sale of land would be subject to corporate income tax.

We have recognized losses when a borrower defaults on a loan and the underlying collateral value is not sufficient, and we may recognize additional losses in the future.

We have recognized losses arising from borrower defaults on our loan assets and we may recognize additional losses in the future. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, we sometimes make loans that are unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

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

As of December 31, 2020, we own approximately $430.7 million of land and development assets and $197.6 million of operating properties, based on net carrying values. These assets expose us to additional risks, including, without limitation:

•We must incur costs to carry these assets and in some cases make repairs to defects in construction, make improvements to, or complete the assets, which requires additional liquidity and results in additional expenses that could exceed our original estimates and impact our operating results.
•Real estate projects are not liquid and, to the extent we need to raise liquidity through asset sales, we may be limited in our ability to sell these assets in a short-time frame.
•Uncertainty associated with economic conditions, rezoning, obtaining governmental permits and approvals, concerns of community associations, reliance on third party contractors, increasing commodity costs and threatened or pending litigation may materially delay our completion of rehabilitation and development activities and materially increase their cost to us.
•The values of our real estate investments are subject to a number of factors outside of our control, including changes in the general economic climate, changes in interest rates and the availability of attractive financing, over-building or decreasing demand in the markets where we own assets, and changes in law and governmental regulations.

The residential market has previously experienced significant downturns that could recur and adversely affect us.

As of December 31, 2020, we owned land and residential condominiums with a net carrying value of $435.9 million. The housing market in the United States has previously been affected by weakness in the economy, high unemployment levels and low consumer confidence. It is possible another downturn could occur again in the near future and adversely impact our portfolio, and accordingly our financial performance. In addition, rising interest rates tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets including our residential development projects.

We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their lease obligations.

We own properties leased to tenants of our real estate assets and receive rents from tenants during the contracted term of such leases. We underwrite the credit of prospective borrowers and tenants and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or tenant to make its payment could have a material adverse effect on us. For the year ended December 31, 2020, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 21.4% of our revenues, of which our largest customer accounted for approximately 11.6%. A tenant's ability to pay rent is determined by its creditworthiness, among other factors. If a tenant's credit deteriorates, the tenant may default on its obligations under our lease and may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant's bankruptcy filing could be required to be returned to the tenant's bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease that it intends to reject. In other circumstances, where a tenant's financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the total contractual rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance could be materially adversely affected.

Lease expirations, lease defaults and lease terminations may adversely affect our revenue.

Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating corporate tenants. In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions in order to obtain replacement tenants. Leases representing approximately 16.7% of our annualized in-place operating lease income and interest income from sales-type leases are scheduled to expire during the next five years.

We and SAFE compete with a variety of financing and leasing sources for our customers.

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

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2020, approximately 17.2% of the carrying value of our assets was located in the western United States, geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against. Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. The foregoing risks also apply generally to SAFE's properties and the buildings thereon owned by SAFE's tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our or SAFE's financial performance, liquidity and the market price of our or SAFE's common stock. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

Declines in the market values of our equity investments that are not publicly traded may adversely affect periodic reported results.

Certain of our equity investments other than SAFE, are in funds or companies that are not publicly traded and their fair value may not be readily determinable. As of December 31, 2020, the aggregate carrying value of such investments represented 4.9% of our assets. We may periodically estimate the fair value of these investments, based upon available information and management's judgment. Because such valuations are inherently uncertain, they may fluctuate over short periods of time. In addition, our determinations regarding the fair value of these investments may be materially higher than the values that we ultimately realize upon their disposal, which could result in losses that have a material adverse effect on our financial performance, the market price of our common stock and our ability to pay dividends.

Our ability to retain and attract key personnel is critical to our success.

Our success depends on our ability to retain our senior management and the other key members of our management team and recruit additional qualified personnel. We rely in part on equity compensation to retain and incentivize our personnel. In addition, if members of our management join competitors or form competing companies, the competition could have a material adverse effect on our business or SAFE's business. Efforts to retain or attract professionals may result in additional compensation expense, which could affect our financial performance.

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

Financing Risks

Our credit ratings will impact our borrowing costs.

Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. Our unsecured corporate credit ratings from major national credit rating agencies are currently below investment grade. Having below investment grade credit ratings makes our borrowing costs higher than they would be with an investment grade rating and makes restrictive covenants in our public unsecured debt securities operative. These restrictive covenants are described below in "Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition."

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

Sufficient liquidity is critical to our ability to grow and to meet our scheduled debt payments, make additional investments in SAFE, pay distributions and satisfy funding commitments to borrowers. We have relied on proceeds from the issuance of unsecured debt, secured borrowings, repayments from our loan assets and proceeds from asset sales to fund our operations and other activities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. Our ability to access capital in 2021 and beyond will be subject to a number of factors, many of which are outside of our control, such as general economic conditions, changes in interest rates and conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations. Failure to meet funding commitments could cause us to be in default of our financing commitments to borrowers. Any of the foregoing could have a material adverse effect on our business, liquidity and the market price of our common stock.

We utilize derivative instruments to hedge risk, which may adversely affect our borrowing cost and expose us to other risks.

The derivative instruments we use are typically in the form of interest rate swaps, interest rate caps and foreign exchange contracts. Our use of derivative instruments involves the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that we may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by us. Developing an effective strategy for dealing with movements in interest rates and foreign currencies is complex and no strategy can completely insulate us from risks associated with such fluctuations. There can be no assurance that any hedging activities will have the desired beneficial impact on our results of operations or financial condition.

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

The replacement of LIBOR may affect the value of certain of our financial obligations and could affect our results of operations or financial condition.

In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In December 2020, ICE Benchmark Association, the administrator of LIBOR, published a consultation regarding its intention to cease publication of U.S. dollar LIBOR after June 2023. As of December 31, 2020, approximately 25.8% of the total principal amount of our outstanding debt was floating rate debt. We are unable to predict the timing or effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States, the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us on our overall financial condition or results of operations.

Risks Relating to Our Accounting and Valuation Estimates

We are required to make a number of judgments in applying accounting policies, and different estimates and assumptions could result in changes to our financial condition and results of operations.

Material estimates that are particularly susceptible to significant change underlie our determination of the allowance for loan losses, which is based primarily on the estimated fair value of loan collateral and our estimate of expected credit losses, as well as the valuation of real estate assets and deferred tax assets. While we have identified those accounting policies that we consider to be critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial performance and results of operations and actual results may differ materially from our estimates.

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

Our allowances for loan losses and net investment in leases may prove inadequate, which could have a material adverse effect on our financial results.

We maintain allowances for our loan and net investment in lease portfolios to offset potential future losses. Our loss allowances reflect management's then-current estimation of the probability and severity of losses within our portfolio. In addition, our determination of asset-specific allowances relies on material estimates regarding the fair value of loan collateral. Estimation of ultimate losses, provision expenses and loss allowances is a complex and subjective process. As such, there can be no assurance that management's judgment will prove to be correct and that allowances will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, tenants, industries in which our borrowers or tenants operate or markets in which our borrowers/tenants or their properties are located. In particular, during the previous financial crisis, the weak economy and disruption of the credit markets adversely impacted the ability and willingness of many of our borrowers to service their debt and refinance our loans to them at maturity. If our allowances for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance, liquidity and the market price of our common stock.

Risks Relating to our Organization and Structure

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

Certain provisions of Maryland law and our organizational documents could inhibit changes in control of our company.

Certain provisions of Maryland law and our organizational documents could inhibit changes in control of our company that might involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest, including, among others, the following:

•Pursuant to the Maryland General Corporation Law, or the MGCL, our board of directors has by resolution exempted business combinations between us and any other person from the business combination provisions of the MGCL, and our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future.
•Our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock.
•Our board of directors, without stockholder approval, has the power under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, our board of directors could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest.

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

Tax Risks Related to Ownership of Our Shares

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

We have substantial net operating loss carryforwards which we use to offset our tax and distribution requirements. Net operating losses that have arisen in taxable years beginning after December 31, 2017 and thereafter may offset up to 80% of our net taxable income (after the application of the dividends paid deduction), except to the extent those losses are utilized in taxable years prior to 2021, and may not be carried back. In the event that we experience an "ownership change" for purposes of Section 382 of the Code, our ability to use these losses will be limited. An "ownership change" is determined through a set of complex rules which track the changes in ownership that occur in our common stock for a trailing three year period. We have experienced volatility and significant trading in our common stock in recent years. The occurrence of an ownership change is generally beyond our control and, if triggered, may increase our tax and distribution obligations for which we may not have sufficient cash flow.

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
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. The Company's principal regional offices are located in the Atlanta, Georgia; Hartford, Connecticut; and Los Angeles, California metropolitan areas. See Item 8—"Financial Statements and Supplemental Data—Schedule III" for a detailed listing of properties held by the Company for investment purposes.
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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Equity and Related Stock Matters
The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "STAR." The Company had 1,491 holders of record of common stock as of February 19, 2021. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2020.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
October 1 to October 31, 2020	456,000	$12.04	5,492,139	$35,286,766
November 1 to November 30, 2020	—	$—	—	$35,286,766
December 1 to December 31, 2020	101,111	$14.85	1,501,652	$33,786,884
_______________________________________________________________________________
(1)We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. In February 2021, our board of directors authorized an increase to the stock repurchase program to $50.0 million.
Disclosure of Equity Compensation Plan Information

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)(2)	710,467	N/A	2,411,963
_______________________________________________________________________________
(1)Restricted Stock—The amount shown in column (a) includes 530,945 unvested restricted stock units which may vest in the future based on the employees' continued service to the Company (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of the Company's restricted stock grants). All of the unvested restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amount shown in column (a) also includes 179,522 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to the Company as directors. Common stock equivalents represent rights to receive shares of common stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock units or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock units and other performance awards (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of the Company's Long-Term Incentive Plans).
(2)The amount shown in column (a) does not include a currently indeterminable number of shares that may be issued upon the satisfaction of performance and vesting conditions of awards made under the Company's Performance Incentive Plan ("iPIP") approved by shareholders. In no event may the number of shares issued exceed the amount available in column (c) unless shareholders authorize additional shares (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of iPIP.)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion of 2018 results is included in Part II, Item 7 of our 2019 Annual Report on Form 10-K. Our historical results may not be indicative of our future performance. Certain prior year amounts have been reclassified in our consolidated financial statements and the related notes to conform to the current period presentation.
Executive Overview
Our portfolio is well diversified by business, property type and geography. Our portfolio includes investments in the entertainment/leisure (20.7% of gross book value) and hotel (5.7% of gross book value) sectors, which have been particularly stressed by the coronavirus (COVID-19) pandemic. We collected 99% of the rent due from our net lease tenants during the fourth quarter (excluding one net lease tenant with whom we entered into lease modifications in the second and third quarter 2020 - refer to Note 5), 89% of the interest payments due in our real estate finance portfolio and 85% of the rent due in our operating properties portfolio. SAFE reported that it received 100% of the ground rent due under its leases for the year ended December 31, 2020. We may continue to experience disruptions and collections of rent and interest payments until more normalized business conditions resume. In 2020, we increased our general allowance for loan losses and we may continue to do so in the future while the COVID-19 pandemic continues to materially affect the U.S. economy.
The COVID-19 pandemic has adversely affected our strategies of monetizing legacy assets and materially scaling SAFE's portfolio in 2020, primarily because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions. In addition, the pandemic has made it more difficult to execute transactions as people work from home and are reluctant to visit properties, local governmental offices have reduced operations and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our strategy while they persist. At this time, we cannot predict the full extent of the impacts of the COVID-19 pandemic on our or SAFE's business. See the Risk Factors section of this report for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic.
For the year ended December 31, 2020, we recorded a net loss allocable to common shareholders of $65.9 million, compared to net income of $291.5 million during the prior year. Adjusted earnings allocable to common shareholders for the year ended December 31, 2020 was $40.8 million, compared to $388.0 million during the prior year (see "Adjusted Earnings" for a reconciliation of adjusted earnings to net income).
As of December 31, 2020, we had $99 million of cash and $350 million of credit facility availability. In August 2020, we took advantage of favorable interest rate and liquidity conditions to refinance debt through the issuance of $400 million of unsecured notes due February 2026. Proceeds from the issuance were used to repay unsecured notes due September 2022. We have no corporate debt maturities through September 2022 (refer to Note 11). We have no corporate debt maturities through September 2022 and expect to use our unrestricted cash balance primarily to fund future investment activities and for general working capital needs.

Portfolio Overview

As of December 31, 2020, based on gross book value, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):(1)

Property/Collateral Types	Net Lease	Real Estate Finance	Operating Properties	Land & Development	Corporate	Total	% of Total
Office	$937,362	$51,629	$28	$—	$—	$989,019	20.8%
Entertainment / Leisure	967,886	—	16,188	—	—	984,074	20.7%
Ground Leases	962,386	—	—	—	—	962,386	20.2%
Industrial	284,084	—	97,663	—	62,961	444,708	9.3%
Land and Development	—	69,952	—	352,368	—	422,320	8.9%
Condominium	—	159,033	18,355	111,762	—	289,150	6.1%
Hotel	—	187,802	82,997	—	—	270,799	5.7%
Multifamily	—	148,031	58,878	—	—	206,909	4.3%
Retail	57,348	56,488	34,877	8,271	—	156,984	3.3%
Other Property Types	—	25,274	—	—	6,949	32,223	0.7%
Total	$3,209,066	$698,209	$308,986	$472,401	$69,910	$4,758,572	100.0%

Percentage of Total	68%	15%	6%	10%	1%	100%

Geographic Region	Net Lease	Real Estate Finance	Operating Properties	Land & Development	Corporate	Total	% of Total
Northeast	$911,690	$280,925	$93,612	$275,859	$—	$1,562,086	32.8%
West	497,171	224,434	56,392	42,286	—	820,283	17.2%
Mid-Atlantic	561,218	—	6,133	107,275	—	674,626	14.2%
Central	429,024	73,600	44,749	31,500	—	578,873	12.2%
Southwest	406,753	—	97,690	8,562	—	513,005	10.8%
Southeast	393,780	28,535	10,410	6,919	—	439,644	9.2%
Various	9,430	90,715	—	—	69,910	170,055	3.6%
Total	$3,209,066	$698,209	$308,986	$472,401	$69,910	$4,758,572	100.0%
_______________________________________________________________________________
(1)For net lease, operating properties and land and development, gross book value is defined as the basis assigned to physical real estate property (land and building), net of any impairments taken after acquisition date and net of basis reductions associated with unit/parcel sales, plus our basis in equity method investments, plus lease related intangibles, capitalized leasing costs and excluding accumulated depreciation and amortization, and for equity method investments, excluding the effect of our share of accumulated depreciation and amortization. For real estate finance, gross book value is defined as principal funded including any deferred capitalized interest receivable, plus protective advances, exit fee receivables and any unamortized origination/modification costs, less purchase discounts and specific allowances. This amount is not reduced for CECL allowances.

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
SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE's Ground Leases typically benefit from built-in growth derived from contractual base rent increases and the opportunity to realize value from SAFE's right to regain possession of the buildings and other improvements on its land upon expiration or earlier termination of the lease at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of December 31, 2020, we owned approximately 65.4% of SAFE's common stock outstanding, subject to voting limitations described below.
We account for our investment in SAFE as an equity method investment (refer to Note 8). We act as SAFE's external manager pursuant to a management agreement. The management agreement generally provides for a base management fee that ranges from a minimum of 1.0% to a maximum of 1.5% as SAFE's Total Equity (as defined in the agreement) increases. The management fee is payable in cash or in shares of SAFE common stock at SAFE's election (as determined by SAFE's independent directors). The initial term of the management agreement ends on June 30, 2023 during which the agreement is non-terminable, except for certain cause events. After the initial term, the agreement will be automatically renewed for additional one year terms, subject to certain rights of SAFE's independent directors to terminate the agreement based on the manager's materially detrimental long-term performance or, beginning with the seventh annual renewal term after the initial term, unfair management fees that the manager declines to renegotiate. SAFE will be obligated to pay the manager a termination fee equal to three times the annual management fee paid in respect of the last completed fiscal year prior to the termination.

We are party to an exclusivity agreement with SAFE pursuant to which we agreed, subject to certain exceptions, that we will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless we have first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity. We are also party to a stockholders agreement with SAFE that:

•limits our discretionary voting power to 41.9% of the outstanding voting power of SAFE's Common Stock until our aggregate ownership of SAFE common stock is less than 41.9%;
•subjects us to certain standstill provisions; and
•provides us certain preemptive rights.

The complete management agreement, exclusivity agreement and stockholder's agreement between SAFE and us, as amended, are incorporated by reference as exhibits to this Annual Report on Form 10-K.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets and gave a right of first refusal to the venture on all new net lease investments that met specified investment criteria. The Net Lease Venture's investment period expired on June 30, 2018 and the remaining term of the venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of us and our partner. We obtained control over the Net Lease Venture when the investment period expired on June 30, 2018 and consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment.

Net Lease Venture II—In July 2018, we entered into Net Lease Venture II with similar investment strategies as the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by us. We have an equity interest in the venture of approximately 51.9%, which is accounted for as an equity method investment, and are responsible for managing the venture in exchange for a management fee and incentive fee. The Net Lease Venture II's investment period expires on June 30, 2021.

As of December 31, 2020, our consolidated net lease portfolio totaled $2.2 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II, exclusive of accumulated depreciation, totaled $3.2 billion. The table below provides certain statistics for our net lease portfolio.

	Wholly-Owned	Net Lease Venture I	Consolidated Real Estate(1)	Net Lease Venture II	SAFE
Ownership %	100.0%	51.9%	—	51.9%	65.4%
Gross book value (millions)(2)	$1,255	$907	$2,162	$323	$3,201

% Leased	99.0%	100.0%	99.3%	100.0%	100.0%
Square feet (thousands)	9,998	5,749	15,747	3,302	N/A
Weighted average lease term (years)(3)	14.9	16.3	15.5	12.9	88.8
Weighted average yield(4)	7.9%	7.9%	7.9%	9.0%	4.7%
_______________________________________________________________________________
(1)We own 51.9% of the Net Lease Venture which is consolidated in our GAAP financial statements (refer to Note 4).
(2)Consolidated Real Estate includes amounts recorded as net investment in leases (refer to Note 5) and financing receivables in loans and other lending investments (refer to Note 7). SAFE includes its 54.8% pro rata share of its unconsolidated equity method investment.
(3)Weighted average lease term is calculated using GAAP rent and the initial maturity and does not include extension options. SAFE includes its 54.8% pro rata share of its unconsolidated equity method investment.
(4)Yield represents the yield for the fourth quarter 2020. Yield for SAFE is calculated over the trailing twelve months and excludes management fees earned by us.

Portfolio Activity—During the year ended December 31, 2020, we sold net lease assets with an aggregate carrying value of $38.4 million and recognized gains of $6.1 million in "Income from sales of real estate" in our consolidated statements of operations. In addition, we also recorded $2.0 million of aggregate impairments in connection with the sale of net lease assets, recorded an initial allowance for losses on net investment in leases of $9.1 million upon the adoption of ASU 2016-13 on January 1, 2020 (refer to Note 3) and recorded a provision for losses on net investment in leases of $1.8 million resulting primarily from the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets.

During the year ended December 31, 2020, we invested approximately $176.3 million in SAFE common stock through a series of private placements and open market transactions and received $21.0 million in distributions from SAFE.

Also during the year ended December 31, 2020, we made contributions of $73.3 million to and received distributions of $27.6 million from Net Lease Venture II.

Summary of Lease Expirations—As of December 31, 2020, future lease expirations on our net lease assets, excluding our equity method investments in SAFE and Net Lease Venture II, are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income and Interest Income from Sales-type Leases	% of Annualized In-Place Operating Lease Income and Interest Income from Sales-type Leases	% of Total Revenue(1)	Square Feet of Leases Expiring (in thousands)
2021	2	$4,087	2.3%	0.7%	133
2022	1	7,204	4.0%	1.2%	484
2023	2	3,954	2.2%	0.7%	29
2024	2	5,747	3.2%	1.0%	235
2025	1	7,383	4.1%	1.3%	410
2026	5	10,608	5.9%	1.8%	640
2027	1	622	0.3%	0.1%	153
2028	3	1,948	1.1%	0.3%	189
2029	—	—	—%	—%	—
2030	1	2,212	1.2%	0.4%	591
2031 and thereafter	18	136,625	75.7%	23.4%	12,883
Total	36	$180,390	100.0%	30.9%	15,747
Weighted average remaining lease term (in years)(2)	15.5
_______________________________________________________________________________
(1)Reflects the percentage of annualized operating lease income and interest income from sales-type leases for leases in-place as a percentage of annualized total revenue.
(2)Represents the initial maturity and does not include extension options.

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

Our real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2020		2019
	Total	% of Total	Total	% of Total
Performing loans:
Senior mortgages	$432,350	57.9%	$534,765	62.4%
Corporate/partnership loans	85,667	11.5%	119,818	14.0%
Subordinate mortgages	11,640	1.6%	10,876	1.3%
Subtotal	529,657	71.0%	665,459	77.7%
Non-performing loans:
Senior mortgages	53,305	7.2%	37,820	4.4%
Subtotal	53,305	7.2%	37,820	4.4%
Total carrying value of loans	582,962	78.2%	703,279	82.1%
Other lending investments	162,538	21.8%	153,216	17.9%
Total carrying value	745,500	100.0%	856,495	100.0%
Allowance for loan losses	(13,170)		(28,634)
Total loans receivable and other lending investments, net	$732,330		$827,861
Portfolio Activity—During the year ended December 31, 2020, the Company invested $138.8 million (including capitalized deferred interest) in its real estate finance portfolio and received repayments and proceeds from sales of $243.2 million (including the receipt of previously capitalized deferred interest).

Summary of Interest Rate Characteristics—Our loans receivable and other lending investments had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2020			2019
	Carrying Value	% of Total	Weighted Average Accrual Rate	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans and other lending investments	$239,843	32.1%	7.0%	$207,422	24.2%	7.2%
Variable-rate loans(1)	452,352	60.7%	5.6%	611,253	71.4%	6.2%
Non-performing loans	53,305	7.2%	N/A	37,820	4.4%	N/A
Total carrying value	745,500	100.0%		856,495	100.0%
Allowance for loan losses	(13,170)			(28,634)
Total loans receivable and other lending investments, net	$732,330			$827,861
__________________________________________________________________________
(1)As of December 31, 2020 and 2019, includes $288.3 million and $400.4 million, respectively, of loans with a weighted average LIBOR floor of 1.7% and 1.3%, respectively.
Summary of Maturities—As of December 31, 2020, our loans receivable and other lending investments had the following maturities ($ in thousands):

Year of Maturity	Number of Loans Maturing	Carrying Value	% of Total
2021	13	$493,977	66.2%
2022	—	—	—%
2023	2	110,830	14.9%
2024	1	3,925	0.5%
2025	—	—	—%
2026 and thereafter	2	36,914	5.0%
Total performing loans and other securities(1)	18	$645,646	86.6%
Other lending investments	1	46,549	6.2%
Non-performing loans	1	53,305	7.2%
Total carrying value	20	$745,500	100.0%
General allowance for loan losses		(13,170)
Total loans receivable and other lending investments, net		$732,330
_______________________________________________________________________________
(1)Year of maturity for our performing loans and other securities represents the initial maturity and does not include any extension options. As of December 31, 2020, our performing loans and other securities had a weighted average remaining term, exclusive of any borrower extension options, of 2.3 years.

The tables below summarize our loan portfolio, excluding securities and other lending investments, and the allowances for loan losses associated with our loan portfolio ($ in thousands):

	December 31, 2020
	Number	Gross Carrying Value	Allowance for Loan Losses	Carrying Value	% of Total	Allowance for Loan Losses as a % of Gross Carrying Value
Performing loans	16	$529,657	$(8,184)	$521,473	71.2%	1.5%
Non-performing loans	1	53,305	(742)	52,563	7.2%	1.4%
Other lending investments	3	162,538	(4,244)	158,294	21.6%	2.6%
Total	20	$745,500	$(13,170)	$732,330	100.0%	1.8%

	December 31, 2019
	Number	Gross Carrying Value	Allowance for Loan Losses	Carrying Value	% of Total	Allowance for Loan Losses as a % of Gross Carrying Value
Performing loans	22	$665,459	$(6,933)	$658,526	79.6%	1.0%
Non-performing loans	1	37,820	(21,701)	16,119	1.9%	57.4%
Other lending investments	3	153,216	—	153,216	18.5%	—%
Total	26	$856,495	$(28,634)	$827,861	100.0%	3.3%

Performing Loans—The table below summarizes our performing loans gross of allowances ($ in thousands):

	December 31, 2020	December 31, 2019
Senior mortgages	$432,350	$534,765
Corporate/Partnership loans	85,667	119,818
Subordinate mortgages	11,640	10,877
Total	$529,657	$665,460

Weighted average LTV	57%	56%
Yield - year to date	7.7%	8.8%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2020, we had one non-performing loan with a carrying value of $52.6 million compared to one non-performing loan with a carrying value of $16.1 million as of December 31, 2019. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $13.2 million as of December 31, 2020, or 1.8% of total loans and other lending investments, compared to $28.6 million or 3.3% as of December 31, 2019. We expect that our level of allowance for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and allowances requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans and other lending investments.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2020, asset-specific allowances decreased to $0.7 million compared to $21.7 million as of December 31, 2019. The decrease was due primarily to a $25.9 million charge-off resulting from the sale of a non-performing loan.

We estimate the formula-based component based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market. In addition, we use third-party market data that includes forecasted economic trends, including unemployment rates.

The general allowance increased to $12.4 million or 1.8% of performing loans and other lending investments as of December 31, 2020, compared to $6.9 million or 1.0% of performing loans as of December 31, 2019. The increase was due to a $0.7 million general allowance recorded upon the adoption of ASU 2016-13 on January 1, 2020 and an increase in the general allowance of $4.8 million during the year ended December 31, 2020.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including industrial, hotel, multifamily, retail, condominium, entertainment/leisure and office properties. As of December 31, 2020, our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $309.0 million.

Portfolio Activity—We have been monetizing our operating properties and during the year ended December 31, 2020, we sold commercial and residential operating properties with an aggregate carrying value of $5.7 million and recognized gains of $0.2 million in "Income from sales of real estate" in our consolidated statements of operations. We also invested $1.6 million in our operating properties and made contributions of $2.8 million to our operating property equity method investments.

Land and Development

As of December 31, 2020, the Company's land and development portfolio, including equity method investments, includes master planned communities, infill land parcels and waterfront land parcels located throughout the United States. The Company's land and development portfolio included the following, based on net carrying values ($ in thousands):

	As of December 31,
	2020	2019
Land and development, net	$430,663	$580,545
Other investments	31,200	42,866
Total	$461,863	$623,411
Portfolio Activity—During the year ended December 31, 2020, we sold land parcels and residential lots and units and recognized $164.7 million in "Land development revenue" and $177.7 million in "Land development cost of sales" in our consolidated statement of operations.
The following table presents a land and development portfolio rollforward for the year ended December 31, 2020.

Land and Development Portfolio Rollforward
(in millions)
	Asbury Ocean Club and Asbury Park Waterfront	Magnolia Green	All Others	Total
Beginning balance(1)	$234.6	$112.9	$233.0	$580.5
Asset sales(2)	(45.1)	(24.1)	(103.1)	(172.3)
Capital expenditures	11.6	15.1	3.7	30.4
Other	—	(2.6)	(5.3)	(7.9)
Ending balance(1)	$201.1	$101.3	$128.3	$430.7
_______________________________________________________________________
(1)As of December 31, 2020 and 2019, total excludes $31.2 million and $42.9 million, respectively, of equity method investments.
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
Magnolia Green
Magnolia Green is a 3,500 unit multi-generational master planned community just outside of Richmond, Virginia with distinct phases designed for people in different life stages, from first home buyers to empty nesters. Built on nearly 1,900 acres, Magnolia Green is a community with home designs from the area's top builders. The community’s amenity package features an 18-hole Jack Nicklaus designed golf course and a full-service golf clubhouse, aquatic center and a tennis facility.

Results of Operations for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

	For the Years Ended December 31,
	2020	2019	$ Change
	(in thousands)
Operating lease income	$188,722	$206,388	$(17,666)
Interest income	60,116	77,654	(17,538)
Interest income from sales-type leases	33,552	20,496	13,056
Other income	83,857	55,363	28,494
Land development revenue	164,702	119,595	45,107
Total revenue	530,949	479,496	51,453
Interest expense	169,574	183,919	(14,345)
Real estate expenses	72,493	92,426	(19,933)
Land development cost of sales	177,727	109,663	68,064
Depreciation and amortization	58,092	58,259	(167)
General and administrative	100,879	98,609	2,270
Provision for loan losses	9,052	6,482	2,570
Provision for losses on net investment in leases	1,760	—	1,760
Impairment of assets	7,827	13,419	(5,592)
Other expense	569	13,120	(12,551)
Total costs and expenses	597,973	575,897	22,076
Income from sales of real estate	6,318	236,623	(230,305)
Loss on early extinguishment of debt, net	(12,038)	(27,724)	15,686
Earnings from equity method investments	42,126	41,849	277
Selling profit from sales-type leases	—	180,416	(180,416)
Income tax expense	(235)	(438)	203
Net income (loss)	$(30,853)	$334,325	$(365,178)

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $188.7 million in 2020 from $206.4 million in 2019. The following tables summarizes our operating lease income by segment ($ in millions).

	2020	2019	Change
Net Lease(1)	$167.1	$177.7	$(10.6)
Operating Properties(2)	21.2	28.4	(7.2)
Land and Development	0.4	0.3	0.1
Total	$188.7	$206.4	$(17.7)
______________________________________________________________
(1)Change primarily due to asset sales and the reclassification of certain operating leases to sales-type leases in May 2019 (refer to Note 5), partially offset by new acquisitions.
(2)Change primarily due to asset sales and a decrease in percentage rent at certain properties resulting from the impacts of the COVID-19 pandemic.

The following table shows certain same store statistics for our Net Lease segment. Same store assets are defined as assets we owned on or prior to January 1, 2019 and were in service through December 31, 2020 (Operating lease income in millions).

	2020	2019
Operating lease income	$165.3	$160.3
Rent per square foot	$11.09	$10.76
Occupancy(1)	99.3%	99.3%
______________________________________________________________
(1)Occupancy as of December 31, 2020 and 2019.

Interest income decreased to $60.1 million in 2020 from $77.7 million in 2019. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments, which decreased to $706 million for the year ended December 31, 2020 from $857 million in 2019. The weighted average yield on our performing loans and other lending investments was 7.7% and 8.8% for the years ended December 31, 2020 and 2019, respectively.
On January 1, 2019, we adopted new accounting standards and classified certain of our new leases in 2019 as sales-type leases. Interest income from sales-type leases increased to $33.6 million for the year ended December 31, 2020 from $20.5 million for the year ended December 31, 2019. The increase was due primarily to a full period of interest income for sales-type leases during the year ended December 31, 2020 (refer to Note 5).
Other income increased to $83.9 million in 2020 from $55.4 million in 2019. Other income in 2020 consisted primarily of mark-to-market gains on an equity investment, management fees, income resulting from the reimbursement of attorneys’ fees in connection with the successful resolution of litigation, income from our hotel properties, other ancillary income from our operating properties, land and development projects and loan portfolio and interest income on our cash. Other income in 2019 consisted primarily of income from our hotel properties, management fees, lease termination fees, other ancillary income from our operating properties and interest income earned on our cash balances. The increase in 2020 was primarily due to $23.9 million of mark-to-market gains on an equity investment (refer to Note 8), $12.5 million of income resulting from the reimbursement of attorneys’ fees in connection with the successful resolution of litigation and an increase in management fees from SAFE, partially offset by a decrease in income from our hotel properties and other operating properties.
Land development revenue and cost of sales—In 2020, we sold residential lots and units and recognized land development revenue of $164.7 million which had associated cost of sales of $177.7 million. In 2019, we sold land parcels and residential lots and units and recognized land development revenue of $119.6 million which had associated cost of sales of $109.7 million. The increase in 2020 was due primarily to the sale of a 430 acre site in California for $36.0 million which had associated cost of sales of $35.4 million.
Costs and expenses—Interest expense decreased to $169.6 million in 2020 from $183.9 million in 2019. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance leases, was $3.52 billion for 2020 and $3.50 billion for 2019. Our weighted average cost of debt was 4.8% for 2020 and 5.4% for 2019.
Real estate expenses decreased to $72.5 million in 2020 from $92.4 million in 2019. The following table summarizes our real estate expenses by segment ($ in millions).

	2020	2019	Change
Operating Properties(1)	$22.9	$35.3	$(12.4)
Land and Development(2)	23.0	32.3	(9.3)
Net Lease(3)	26.6	24.8	1.8
Total	$72.5	$92.4	$(19.9)
______________________________________________________________
(1)Change primarily due to asset sales and a decrease in expenses at certain hotel and entertainment/leisure operating properties due to the COVID-19 pandemic.
(2)Change primarily due to a decrease in legal and marketing costs at some properties and asset sales.
(3)Change primarily due to the acquisition of new investments, partially offset by asset sales.

Depreciation and amortization was $58.1 million in 2020 and $58.3 million in 2019. The slight decrease in 2020 was primarily due to asset sales and the reclassification of certain operating leases to sales-type lease (refer to Note 5), partially offset by new acquisitions.
General and administrative expense increased to $100.9 million in 2020 from $98.6 million in 2019. The increase in 2020 was due primarily to a $6.1 million increase in performance based compensation, which was partially offset by a decrease in payroll and related costs, a decrease in travel and entertainment costs and a decrease in other office costs.

The provision for loan losses was $9.1 million in 2020 as compared to a provision for loan losses of $6.5 million in 2019. The provision for loan losses for the year ended December 31, 2020 included a $4.2 million provision resulting primarily from the sale of a non-performing loan and an increase of $4.9 million in the general allowance. The provision for loan losses in 2019 included a $12.5 million specific allowance resulting primarily from the deterioration of the collateral for one of our loans, partially offset by a $6.0 million decrease in the general allowance due to a decrease in the size of our loan portfolio.

The provision for losses on net investment in leases for the year ended December 31, 2020 included an allowance resulting from the adoption of ASU 2016-13 and the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets.
In 2020, we recorded aggregate impairments of $7.8 million in connection with the sale of net lease assets and impairments on a real estate asset held for sale and land and development assets. In 2019, we recorded aggregate impairments of $5.7 million in connection with the sale of net lease properties and a commercial operating property, an aggregate impairment of $5.3 million on two land and development assets based on sales proceeds, a $1.1 million impairment on a land and development asset due to a change in business strategy, $0.6 million of impairments in connection with the sale of residential condominium units and an impairment of $0.6 million on an equity investment.
Other expense decreased to $0.6 million in 2020 from $13.1 million in 2019. The decrease in 2020 was due primarily to losses associated with derivative contracts that were terminated in 2019.
Income from sales of real estate—Income from sales of real estate decreased to $6.3 million in 2020 from $236.6 million in 2019. During the year ended December 31, 2020, we recorded $6.1 million of income from sales of real estate from the sale of a Ground Lease to SAFE (refer to Note 8) and $0.2 million from the sale of an operating property. During the year ended December 31, 2019, we recorded $236.6 million of income from sales of real estate, primarily from the sale of a portfolio of net lease assets and operating properties.

Loss on early extinguishment of debt, net—In 2020 and 2019, we incurred losses on early extinguishment of debt of $12.0 million and $27.7 million, respectively, primarily from the repayment of senior notes prior to maturity.

Earnings from equity method investments—Earnings from equity method investments increased to $42.1 million in 2020 from $41.8 million in 2019. In 2020, we recognized $53.5 million of income from our equity method investment in SAFE, inclusive of $14.4 million of dilution gains resulting from the dilution of our ownership in SAFE in connection with SAFE equity offerings in 2020, and $2.7 million from our equity investment in Net Lease Venture II, which were partially offset by $14.1 million of net aggregate losses from our remaining equity method investments. In 2019, we recognized $29.8 million of income from our equity method investment in SAFE, which included a dilution gain of $7.6 million, $19.3 million resulting primarily from the sale of assets in operating property ventures and $7.3 million of aggregate losses from our remaining equity method investments.

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
Income tax expense—An income tax expense of $0.2 million was recorded in 2020 and a $0.4 million income tax expense was recorded in 2019. The income tax expense for both periods consists primarily of state margins taxes and other minimum state franchise taxes.

Adjusted Earnings

In 2019, we announced a new business strategy that would focus our management personnel and our investment resources primarily on scaling our Ground Lease platform. As part of this strategy, we accelerated the monetization of legacy assets, reducing our legacy portfolio to approximately 15% of our overall portfolio as of December 31, 2020, and deployed a substantial portion of the proceeds into additional investments in SAFE and new loan and net lease originations relating to the Ground Lease business. Management has determined that, effective for the first quarter 2020, a modified non-GAAP earnings metric, designated "adjusted earnings," is the metric it uses to assess our execution of this strategy and the performance of our operations. Adjusted earnings reflects impairment charges and loan provisions in the same period in which they are recognized in net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), rather than in a later period when the asset is sold. We believe this change is appropriate as legacy asset sales have become less central to our business, even though sales may be material to particular periods when they occur.

Adjusted earnings is used internally as a supplemental performance measure which adjusts for certain items to give management a view of income more directly derived from operating activities in the period in which they occur. Adjusted earnings is calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, including our proportionate share of depreciation and amortization from equity method investments and excluding depreciation and amortization allocable to noncontrolling interests, stock-based compensation expense, the non-cash portion of loss on early extinguishment of debt and the liquidation preference recorded as a premium above book value on the redemption of preferred stock ("Adjusted Earnings"). All prior periods have been calculated in accordance with this definition.

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

	For the Years Ended December 31,
	2020	2019	2018
Adjusted Earnings
Net income (loss) allocable to common shareholders	$(65,937)	$291,547	$(64,757)
Add: Depreciation and amortization	63,882	58,925	68,056
Add: Stock-based compensation expense	39,354	30,436	17,563
Add: Non-cash portion of loss on early extinguishment of debt	3,470	7,118	4,318
Adjusted earnings allocable to common shareholders	$40,769	$388,026	$25,180

Liquidity and Capital Resources

During the year ended December 31, 2020, we invested an aggregate $601 million in new investments, prior financing commitments and real estate development. Investments included $332 million in net lease, loan, and strategic investments, $48 million in the repurchase of our common stock, $45 million of capital expenditures on legacy assets and $176 million in SAFE common stock. These amounts are inclusive of fundings from our consolidated investments and our pro rata share from equity method investments and includes $171 million of investments made within the Net Lease Venture II, of which we own 51.9%.

The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows for the years ended December 31, 2020 and 2019, by segment ($ in thousands):

	For the Years Ended December 31,
	2020	2019
Operating Properties	$2,233	$6,397
Net Lease	13,565	33,549
Total capital expenditures on real estate assets	$15,798	$39,946

Land and Development	$40,954	$117,514
Total capital expenditures on land and development assets	$40,954	$117,514
As of December 31, 2020, we had unrestricted cash of $99 million and $350 million of borrowing capacity available under the Revolving Credit Facility. The COVID-19 pandemic has for the time being adversely affected our strategies of monetizing legacy assets and materially scaling SAFE's portfolio as its Manager. These conditions will adversely affect our strategies while they persist. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, distributions to shareholders through dividends and share repurchases and funding ongoing business operations. The amount we actually invest will depend on the full impact of the COVID-19 pandemic on our business and the pace of the economic recovery. As of December 31, 2020, we also had approximately $104 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones and performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have approximately $494 million carrying amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers. Our capital sources to meet cash uses through the next 12 months and beyond are expected to include cash on hand, Revolving Credit Facility borrowings, income from our portfolio, loan repayments from borrowers and proceeds from asset sales.
We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions, including conditions arising from the COVID-19 pandemic. While certain economic trends have improved since the onset of the pandemic, the uncertain duration of the pandemic and its effects, particularly its effects on the commercial real estate markets in which we operate, make it impossible for us to predict or to quantify the impact of these or other trends on our financial results. Furthermore, as more fully described in Item 1a. Risk Factors, our ability to incur more debt to create cash liquidity is dependent on our compliance with debt covenants in our unsecured notes and corporate debt facilities.
Senior Term Loan—In June 2018, we amended our senior secured term loan (the "Senior Term Loan") to increase the amount of the loan to $650.0 million, reduce the interest rate to LIBOR plus 2.75% and extend its maturity to June 2023. The Senior Term Loan is secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permits substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. We may make optional prepayments, subject to prepayment fees.

Revolving Credit Facility—In September 2019, we amended and restated our secured revolving credit facility (the "Revolving Credit Facility") to increase the maximum available principal amount to $350.0 million, extend the maturity date to September 2022 and make certain other changes. Outstanding borrowings under the Revolving Credit Facility are secured by pledges of the equity interests in our subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee ranging from 0.25% to 0.45% based on corporate credit ratings. At maturity, we may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of December 31, 2020, based on our borrowing base of assets, we had $350.0 million of borrowing capacity available under the Revolving Credit Facility.

Unsecured Notes—In August 2020, we issued $400.0 million principal amount of 5.50% senior unsecured notes due February 2026. Proceeds from the offering, together with cash on hand, were used to repay in full the $400.0 million principal amount outstanding of the 5.25% senior unsecured notes due September 2022. In December 2019, we issued $550.0 million principal amount of 4.25% senior unsecured notes due August 2025. Proceeds from the offering were used to redeem the $375.0 million principal amount outstanding ($110.5 million was redeemed in January 2020) of the 6.00% senior unsecured notes due April 2022, repay a portion of the borrowings outstanding under the Senior Term Loan and pay related premiums and expenses in connection with the transaction. In September 2019, we issued $675.0 million principal amount of 4.75% senior unsecured notes due October 2024. Proceeds from the offering, together with cash on hand, were used in October 2019 to repay in full the $400.0 million principal amount outstanding of the 4.625% senior unsecured notes due September 2020 and the $275.0 million principal amount outstanding of the 6.50% senior unsecured notes due July 2021. In November 2019, we issued an additional $100.0 million principal amount of 4.75% senior unsecured notes due October 2024. Proceeds from the offering were used for general corporate purposes.

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

Derivatives—Our use of derivative financial instruments, if necessary, has primarily been limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies. See Item 8—"Financial Statements and Supplemental Data—Note 13" for further details.

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

As of December 31, 2020, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$63,419	$2,213	$25,959	$91,591
Strategic Investments	—	—	12,810	12,810
Total	$63,419	$2,213	$38,769	$104,401
_______________________________________________________________________________
(1)Excludes $7.5 million of commitments on loan participations sold that are not our obligation.

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the year ended December 31, 2020, we repurchased 4.2 million shares of our outstanding common stock for $48.4 million, representing an average cost of $11.48 per share. During the year ended December 31, 2019, we repurchased 7.3 million shares of our outstanding common stock for $74.6 million, representing an average cost of $10.16 per share. During the year ended December 31, 2018, we repurchased 0.8 million shares of our outstanding common stock for $8.3 million, representing an average cost of $10.22 per share. As of December 31, 2020, we had authorization to repurchase up to $33.8 million of our common stock. In February 2021, our board of directors authorized an increase to the stock repurchase program to $50.0 million.
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
During 2020, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:
Allowance for loan losses and net investment in leases—We perform a quarterly comprehensive analysis of our loan and sales-type lease portfolios and assign risk ratings that incorporate management's current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower or tenant financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans and sales-type leases being risk rated, with ratings ranging from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
Upon adoption of ASU 2016-13 on January 1, 2020, we estimate our Expected Loss on our loans (including unfunded loan commitments), held-to-maturity debt securities and net investment in leases based on relevant information including historical realized loss rates, current market conditions and reasonable and supportable forecasts that affect the collectability of our investments. The estimate of our Expected Loss requires significant judgment and we analyze our loan portfolio based upon our different categories of financial assets, which includes: (i) loans and held-to-maturity debt securities; (ii) construction loans; and (iii) net investment in leases and financings that resulted from the acquisition of properties that did not qualify as a sale leaseback transaction and, as such, are accounted for as financing receivables (refer to Note 5).

For our loans, held-to-maturity debt securities, construction loans, net investment in leases and financings that resulted from the acquisition of properties that did not qualify as sale leaseback transactions, we analyzed our historical realized loss experience to estimate our Expected Loss. We adjusted our Expected Loss through the use of third-party market data that provided current and future economic conditions that may impact the performance of the commercial real estate assets securing our investments.

We consider a loan or sales-type lease to be non-performing and place it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or sales-type lease. Non-accrual loans or sales-type leases are returned to accrual status when they have become contractually current and management believes all amounts contractually owed will be received. We will record a specific allowance on a non-performing loan or sales-type lease if we determine that the collateral fair value less costs to sell is less than the carrying value of the collateral-dependent asset. The specific allowance is increased (decreased) through "Provision for (recovery of) loan losses" or "Provision for losses on net investment in leases" in our consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower or tenant as we work toward a settlement or other alternative resolution, which can impact the potential for repayment or receipt of collateral. Our policy is to charge off a loan when we determine, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related allowance will be charged off.
The provision for loan losses for the years ended December 31, 2020, 2019 and 2018 were $9.1 million, $6.5 million and $16.9 million, respectively. The provision for losses on net investment in leases for the year ended December 31, 2020 was $1.8 million.
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
During the year ended December 31, 2020, we recorded an aggregate impairment of $7.8 million in connection with the sale of net lease assets and impairments on a real estate asset held for sale and land and development assets. During the year ended December 31, 2019, we recorded aggregate impairments on real estate and land and development assets of $13.4 million. During the year ended December 31, 2018, we recorded impairments of $147.1 million on land and development and real estate assets resulting primarily from our decision to accelerate the monetization of certain legacy assets, including several larger assets.

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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates decrease by 10 basis points or increase by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.14% as of December 31, 2020. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$278
Base Interest Rate	—
+10 Basis Points	(278)
+50 Basis Points	(1,364)
+100 Basis Points	(2,616)
______________________________________________________________________________
(1)We have an overall net variable-rate liability position. In addition, as of December 31, 2020, $290.7 million of our floating rate loans have a cumulative weighted average LIBOR floor of 1.7% and $42.5 million of our floating rate debt has a cumulative weighted average interest rate floor of 1.5%.

Item 8.    Financial Statements and Supplementary Data
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	40

Financial Statements:
Consolidated Balance Sheets as of December 31, 2020 and 2019	43
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018	44
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018	45
Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018	46
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	48
Notes to Consolidated Financial Statements	49
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts and Reserves as of December 31, 2020 with reconciliations for the years ended December 31, 2020, 2019 and 2018	93
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 with reconciliations for the years ended December 31, 2020, 2019 and 2018	94
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2020 with reconciliations for the years ended December 31, 2020, 2019 and 2018	102

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of iStar Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iStar Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

Effective January 1, 2019, the company adopted FASB Accounting Standards Updates 2016-02 and 2018-11, Leases, using the modified retrospective approach.

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for allowance for Loan Losses and Net Investment in Leases in 2020 due to adoption of Financial Accounting Standards Board (“FASB”); Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Current Expected Credit Loss (“Expected Loss”) – Refer to Note 3 and Note 5 to the financial statements

Critical Audit Matter Description

The Company estimates its Expected Loss on its loans (including unfunded loan commitments), net investment in leases, financing receivables and held-to-maturity debt securities based on relevant information including historical realized loss rates, current market conditions and reasonable and supportable forecasts that may affect the collectability of its investments. The estimate of the Company's Expected Loss required judgment when determining the current and future economic conditions that may impact the performance of the assets securing the Company’s investments.

The determination of the Company’s expected loss rate, including the projection of current and future economic conditions, represents a critical audit matter given the level of subjectivity and judgement involved. Performing audit procedures to evaluate the expected loss rate required a high degree of auditor judgment, and an increased extent of effort to evaluate whether management reasonably and appropriately quantified the macroeconomic risks associated with the Company’s portfolio.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to assess the estimate applied by management to the Expected Loss to account for current and future economic conditions included the following, among others:

–We tested the effectiveness of controls implemented by the Company in relation to the calculation of the Expected Loss, including the judgements involved in the determination of the macroeconomic factors applied to the historical loss rate.
–With the assistance of a credit specialist, we evaluated the reasonableness of the methodology and significant assumptions used by management.
–We evaluated management’s expected loss rate by performing a peer benchmarking analysis.
–We tested the accuracy and completeness of quantitative data used by management to estimate the current and future economic conditions.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 23, 2021

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of iStar, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of iStar, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed, an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (“FASB”); Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, using the modified retrospective approach method.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 23, 2021

We have served as the Company's auditor since 2018.

iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)(1)

	As of December 31,
	2020	2019
ASSETS
Real estate
Real estate, at cost	$1,752,053	$1,761,079
Less: accumulated depreciation	(267,772)	(233,860)
Real estate, net	1,484,281	1,527,219
Real estate available and held for sale	5,212	8,650
Total real estate	1,489,493	1,535,869
Net investment in leases	429,101	418,915
Land and development, net	430,663	580,545
Loans receivable and other lending investments, net	732,330	827,861
Other investments	1,176,560	907,875
Cash and cash equivalents	98,633	307,172
Accrued interest and operating lease income receivable, net	10,061	10,162
Deferred operating lease income receivable, net	58,128	54,222
Deferred expenses and other assets, net	436,839	442,488
Total assets	$4,861,808	$5,085,109
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$467,922	$424,374
Liabilities associated with properties held for sale	27	57
Loan participations payable, net	42,501	35,638
Debt obligations, net	3,286,975	3,387,080
Total liabilities	3,797,425	3,847,149
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 14)	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 73,967 and 77,810 shares issued and outstanding as of December 31, 2020 and 2019, respectively	74	78
Additional paid-in capital	3,240,535	3,284,877
Accumulated deficit	(2,316,972)	(2,205,838)
Accumulated other comprehensive loss (refer to Note 14)	(52,680)	(38,707)
Total iStar Inc. shareholders' equity	870,969	1,040,422
Noncontrolling interests	193,414	197,538
Total equity	1,064,383	1,237,960
Total liabilities and equity	$4,861,808	$5,085,109
_______________________________________________________________________________
(1)Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Operating lease income	$188,722	$206,388	$208,192
Interest income	60,116	77,654	97,878
Interest income from sales-type leases	33,552	20,496	—
Other income	83,857	55,363	82,342
Land development revenue	164,702	119,595	409,710
Total revenues	530,949	479,496	798,122
Costs and expenses:
Interest expense	169,574	183,919	183,751
Real estate expense	72,493	92,426	139,289
Land development cost of sales	177,727	109,663	350,181
Depreciation and amortization	58,092	58,259	58,699
General and administrative	100,879	98,609	92,135
Provision for loan losses	9,052	6,482	16,937
Provision for losses on net investment in leases	1,760	—	—
Impairment of assets	7,827	13,419	147,108
Other expense	569	13,120	6,040
Total costs and expenses	597,973	575,897	994,140
Income from sales of real estate	6,318	236,623	126,004
Income (loss) from operations before earnings from equity method investments and other items	(60,706)	140,222	(70,014)
Loss on early extinguishment of debt, net	(12,038)	(27,724)	(10,367)
Earnings (losses) from equity method investments	42,126	41,849	(5,007)
Selling profit from sales-type leases	—	180,416	—
Gain on consolidation of equity method investment	—	—	67,877
Net income (loss) from operations before income taxes	(30,618)	334,763	(17,511)
Income tax expense	(235)	(438)	(815)
Net income (loss)	(30,853)	334,325	(18,326)
Net income attributable to noncontrolling interests	(11,588)	(10,283)	(13,936)
Net income (loss) attributable to iStar Inc.	(42,441)	324,042	(32,262)
Preferred dividends	(23,496)	(32,495)	(32,495)
Net income (loss) allocable to common shareholders	$(65,937)	$291,547	$(64,757)
Per common share data:
Net income (loss) allocable to common shareholders
Basic	$(0.87)	$4.51	$(0.95)
Diluted	$(0.87)	$3.73	$(0.95)
Weighted average number of common shares:
Basic	75,684	64,696	67,958
Diluted	75,684	80,666	67,958

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(30,853)	$334,325	$(18,326)
Other comprehensive income (loss):
Impact from adoption of new accounting standards	—	—	276
Reclassification of losses on cumulative translation adjustment into earnings upon realization(1)	—	—	721
Reclassification of (gains) losses on cash flow hedges into earnings upon realization(2)	8,075	14,524	(1,508)
Unrealized gains (losses) on available-for-sale securities	1,838	2,280	(1,135)
Unrealized gains (losses) on cash flow hedges	(28,290)	(42,582)	(14,699)
Unrealized losses on cumulative translation adjustment	—	—	(364)
Other comprehensive income (loss)	(18,377)	(25,778)	(16,709)
Comprehensive income (loss)	(49,230)	308,547	(35,035)
Comprehensive income attributable to noncontrolling interests	(7,184)	(5,942)	(12,015)
Comprehensive income (loss) attributable to iStar Inc.	$(56,414)	$302,605	$(47,050)
_______________________________________________________________________________
(1)Amounts were reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations.
(2)Reclassified to "Interest expense" in the Company's consolidated statements of operations are $6,974, $1,861 and $388 for the years ended December 31, 2020, 2019 and 2018, respectively. Amount reclassified to "Gain on consolidation of equity method investment" in the Company's consolidated statements of operations is $1,876 for the year ended December 31, 2018. Reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations are $1,101, $184 and $(20), respectively, for the years ended December 31, 2020, 2019 and 2018. Amount reclassified to "Other expense" in the Company's consolidated statements of operations is $11,673 for the year ended December 31, 2019 resulting from hedged forecasted transactions becoming not probable to occur. Amount reclassified to "Income from sales of real estate" in the Company's consolidated statements of operations is $806 for the year ended December 31, 2019.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$12	$4	$68	$3,352,665	$(2,470,564)	$(2,482)	$34,546	$914,249
Dividends declared—preferred	—	—	—	—	(32,495)	—	—	(32,495)
Dividends declared—common ($0.18 per share)	—	—	—	—	(12,333)	—	—	(12,333)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	1	7,863	—	—	—	7,864
Net loss	—	—	—	—	(32,262)	—	13,936	(18,326)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(15,064)	(1,921)	(16,985)
Repurchase of stock	—	—	(1)	(8,303)	—	—	—	(8,304)
Contributions from noncontrolling interests	—	—	—	—	—	—	15,227	15,227
Distributions to noncontrolling interests	—	—	—	—	—	—	(48,930)	(48,930)
Change in noncontrolling interest attributable to consolidation of equity method investment (refer to Note 8)	—	—	—	—	—	—	188,279	188,279
Impact from adoption of new accounting standards	—	—	—	—	75,593	276	—	75,869
Balance as of December 31, 2018	$12	$4	$68	$3,352,225	$(2,472,061)	$(17,270)	$201,137	$1,064,115
Dividends declared—preferred	—	—	—	—	(32,495)	—	—	(32,495)
Dividends declared—common ($0.39 per share)	—	—	—	—	(25,324)	—	—	(25,324)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	1	7,317	—	—	2,864	10,182
Net income	—	—	—	—	324,042	—	10,283	334,325
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(21,437)	(4,341)	(25,778)
Repurchase of stock	—	—	(7)	(74,640)	—	—	—	(74,647)
Redemption of Series J Preferred Stock	—	(4)	16	(25)	—	—	—	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,592	2,592
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,997)	(14,997)
Balance as of December 31, 2019	$12	$—	$78	$3,284,877	$(2,205,838)	$(38,707)	$197,538	$1,237,960
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	—	(12,382)	—	—	(12,382)
Dividends declared—preferred	—	—	—	—	(23,496)	—	—	(23,496)
Dividends declared—common ($0.43 per share)	—	—	—	—	(32,815)	—	—	(32,815)

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Preferred Stock Series J(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Issuance of stock/restricted stock unit amortization, net	—	—	1	4,060	—	—	3,363	7,424
Net income (loss)	—	—	—	—	(42,441)	—	11,588	(30,853)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(13,973)	(4,404)	(18,377)
Repurchase of stock	—	—	(5)	(48,402)	—	—	—	(48,407)
Contributions from noncontrolling interests	—	—	—	—	—	—	496	496
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,167)	(15,167)
Balance as of December 31, 2020	$12	$—	$74	$3,240,535	$(2,316,972)	$(52,680)	$193,414	$1,064,383
_______________________________________________________________________________
(1)Refer to Note 14 for details on the Company's Preferred Stock.
(2)Net of payments for withholding taxes upon vesting of stock-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(30,853)	$334,325	$(18,326)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	9,052	6,482	16,937
Provision for losses on net investment in leases	1,760	—	—
Impairment of assets	7,827	13,419	147,108
Depreciation and amortization	58,092	58,259	58,699
Non-cash interest income from sales-type leases	(24,969)	(3,781)	—
Stock-based compensation expense	39,354	30,436	17,563
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	13,328	13,847	15,422
Amortization of discounts/premiums and deferred interest on loans, net	(30,738)	(42,342)	(41,168)
Deferred interest on loans received	20,661	10,397	40,463
Gain from consolidation of equity method investment	—	—	(67,877)
Selling profit from sales-type leases	—	(180,416)	—
Losses (earnings) from equity method investments	(42,126)	(41,849)	5,007
Distributions from operations of other investments	24,826	30,058	18,133
Deferred operating lease income	(14,052)	(16,185)	(14,989)
Income from sales of real estate	(6,318)	(236,623)	(126,004)
Land development revenue in excess of cost of sales	13,025	(9,932)	(59,529)
Loss on early extinguishment of debt, net	12,038	27,724	10,367
Other operating activities, net	(19,496)	13,642	3,377
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	(2,311)	417	949
Changes in deferred expenses and other assets, net	(5,351)	(5,848)	(1,925)
Changes in accounts payable, accrued expenses and other liabilities, net	(1,863)	(47,655)	(28,335)
Cash flows provided by (used in) operating activities	21,886	(45,625)	(24,128)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(119,368)	(255,804)	(482,143)
Capital expenditures on real estate assets	(15,798)	(39,946)	(60,495)
Capital expenditures on land and development assets	(40,954)	(117,514)	(128,543)
Acquisitions of real estate, net investments in leases and land assets	—	(240,487)	(19,454)
Repayments of and principal collections on loans receivable and other lending investments, net	208,240	419,800	832,982
Net proceeds from sales of loans receivable	11,000	5,898	—
Net proceeds from sales of real estate	48,415	329,971	411,786
Net proceeds from sales of land and development assets	161,063	114,885	223,416
Cash, cash equivalents and restricted cash acquired upon consolidation of equity method investment	—	—	13,608
Distributions from other investments	39,871	62,911	40,804
Contributions to and acquisition of interest in other investments	(260,121)	(656,720)	(94,578)
Other investing activities, net	(1,169)	(21,090)	41,476
Cash flows provided by investing activities	31,179	(398,096)	778,859
Cash flows from financing activities:
Borrowings from debt obligations	802,913	1,486,980	704,360
Repayments and repurchases of debt obligations	(913,501)	(1,482,558)	(944,800)
Purchase of marketable securities in connection with the defeasance of mortgage notes payable	—	—	(110,939)
Preferred dividends paid	(23,496)	(32,495)	(32,496)
Common dividends paid	(32,664)	(25,059)	(12,227)
Repurchase of stock	(54,565)	(68,289)	(8,304)
Payments for deferred financing costs	(7,711)	(19,928)	(5,471)
Payments for withholding taxes upon vesting of stock-based compensation	(2,716)	(4,475)	(4,807)
Contributions from noncontrolling interests	496	2,812	13,927
Distributions to and redemption of noncontrolling interests	(15,167)	(14,998)	(60,743)
Payments for debt prepayment or extinguishment costs	(8,567)	(20,606)	(4,132)
Other financing activities, net	—	(13)	7,693
Cash flows used in financing activities	(254,978)	(178,629)	(457,939)
Effect of exchange rate changes on cash	273	12	19
Changes in cash, cash equivalents and restricted cash	(201,640)	(622,338)	296,811
Cash, cash equivalents and restricted cash at beginning of period	352,206	974,544	677,733
Cash, cash equivalents and restricted cash at end of period	$150,566	$352,206	$974,544
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$142,453	$181,520	171,590

	For the Years Ended December 31,
	2020	2019	2018
Supplemental disclosure of non-cash investing and financing activity:
Fundings and repayments of loan receivables and loan participations, net	$6,720	$13,014	$(80,095)
Sales-type lease origination	—	411,523	—
Acquisitions of real estate and land and development assets through deed-in-lieu	—	—	4,600
Contributions of real estate and land and development assets to equity method investments, net	—	4,073	—
Accounts payable for capital expenditures on land and development assets	—	—	16,052
Marketable securities transferred in connection with the defeasance of mortgage notes payable	—	—	110,939
Accounts payable for capital expenditures on real estate assets	7,604	—	—
Acquisition of land and development asset through joint venture consolidation	—	27,000	—
Conversion of Series J convertible preferred stock	—	193,510	—
Defeasance of mortgage notes payable	—	—	(105,785)
Accrued finance costs	115	2,362	—
Accrued stock repurchases	200	6,358	—
Assumption of mortgage by third party	—	228,000	—
Financing provided on sales of land and development assets, net	—	—	142,639
Increase in net lease assets upon consolidation of equity method investment	—	—	844,550
Increase in debt obligations upon consolidation of equity method investment	—	—	464,706
Increase in noncontrolling interests upon consolidation of equity method investment	—	—	200,093

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

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
Notes to Consolidated Financial Statements (Continued)

    Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of December 31, 2020. The following table presents the assets and liabilities of the Company's consolidated VIEs as of December 31, 2020 and 2019 ($ in thousands):

	As of
	December 31, 2020	December 31, 2019
ASSETS
Real estate
Real estate, at cost	$899,110	$891,000
Less: accumulated depreciation	(61,917)	(37,542)
Real estate, net	837,193	853,458
Land and development, net	240,137	273,617
Other investments	35	45
Cash and cash equivalents	22,571	19,112
Accrued interest and operating lease income receivable, net	1,472	1,208
Deferred operating lease income receivable, net	29,428	19,547
Deferred expenses and other assets, net	122,591	134,117
Total assets	$1,253,427	$1,301,104
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$115,581	$107,455
Debt obligations, net	488,719	482,918
Total liabilities	604,300	590,373

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary, and accordingly, the VIEs have not been consolidated in the Company's consolidated financial statements. As of December 31, 2020, the Company's maximum exposure to loss from these investments does not exceed the sum of the $139.0 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $12.8 million of related unfunded commitments.

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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

Net Investment in Leases—Net investment in leases are recognized when the Company's leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Acquisition-related costs are capitalized and recorded in "Net Investment in Leases" on the Company's consolidated balance sheets. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. If the sales-type lease does not qualify as a sale leaseback transaction, the lease is considered a financing receivable and is recognized in accordance with ASC 310 (refer to Note 5) and recorded in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets.

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
Loans receivable classified as held-for-investment and debt securities classified as held-to-maturity are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These loans and debt securities could also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected. Debt securities classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in "Accumulated other comprehensive income (loss)" on the Company's consolidated balance sheets.
Loans receivable and other lending investments designated for sale are classified as held-for-sale and are carried at lower of amortized cost or estimated fair value. The amount by which carrying value exceeds fair value is recorded as a valuation allowance. Subsequent changes in the valuation allowance are included in the determination of net income (loss) in the period in which the change occurs.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The Company may acquire properties through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Based on the Company's strategic plan to realize the maximum value from the collateral received, property is classified as "Land and development, net," "Real estate, net" or "Real estate available and held for sale" at its estimated fair value when title to the property is obtained. Any excess of the carrying value of the loan over the estimated fair value of the property (less costs to sell for assets held for sale) is charged-off against the allowance for loan losses as of the date of foreclosure.
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
Deferred expenses and other assets / Accounts payable, accrued expenses and other liabilities—Deferred expenses and other assets include right-of-use lease assets, certain non-tenant receivables, leasing costs, lease incentives and financing fees associated with revolving-debt arrangements. Financing fees associated with other debt obligations are recorded as a reduction of the carrying value of "Debt obligations, net" and "Loan participations payable, net" on the Company's consolidated balance sheets. Lease incentives and leasing costs that include brokerage, legal and other costs are amortized over the life of the respective leases and presented as an operating activity in the Company's consolidated statements of cash flows. External fees and costs incurred to obtain long-term debt financing have been deferred and are amortized over the term of the respective

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

borrowing using the effective interest method. Amortization of leasing costs is included in "Depreciation and amortization" and amortization of deferred financing fees is included in "Interest expense" in the Company's consolidated statements of operations.
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
Identified intangible assets and liabilities—Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their estimated fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2020, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in "Deferred expenses and other assets, net" and intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" in the Company's consolidated statements of operations.
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
The Company moves to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any operating lease receivable or deferred operating lease income receivable balance will be written off. If and when lease payments that were previously not considered probable of collection

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

become probable, the Company will move back to the straight-line method of income recognition and record an adjustment to operating lease income in that period as if the lease was always on the straight-line method of income recognition.
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
The Company considers a loan to be non-performing and places it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Company's judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value. Non-accrual loans are returned to accrual status when a loan has become contractually current and management believes all amounts contractually owed will be received.
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
Interest Income from Sales-Type Leases: Interest income from sales-type leases is recognized in "Interest income from sales-type leases" in the Company's consolidated statements of operations under the effective interest method. The effective interest method produces a constant yield on the net investment in the lease over the term of the lease. Rent payments that are not fixed and determinable at lease inception, such as percentage rent and CPI adjustments, are not included in the effective interest method calculation and are recognized in "Interest income from sales-type leases" in the Company's consolidated statements of operations in the period earned.
Other income: Other income includes mark-to-market gains on equity method investments, management fees, other ancillary income from our operating properties, land and development projects and loan portfolio and revenues from hotel operations, which are recognized when rooms are occupied and the related services are provided. Hotel revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other ancillary income could include gains from sales of loans, loan prepayment fees, yield maintenance payments, lease termination fees and other ancillary income.
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
Allowance for loan losses and net investment in leases—The Company performs quarterly a comprehensive analysis of its loan and sales-type lease portfolios and assigns risk ratings that incorporate management's current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower or tenant financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans and sales-type leases being risk rated, with ratings ranging from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
Upon adoption of ASU 2016-13 on January 1, 2020, the Company estimates its Expected Loss on its loans (including unfunded loan commitments), held-to-maturity debt securities and net investment in leases based on relevant information

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

including historical realized loss rates, current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of the Company's Expected Loss requires significant judgment and the Company analyzes its loan portfolio based upon its different categories of financial assets, which includes: (i) loans and held-to-maturity debt securities; (ii) construction loans; and (iii) net investment in leases and financings that resulted from the acquisition of properties that did not qualify as a sale leaseback transaction and, as such, are accounted for as financing receivables (refer to Note 5).

For the Company's loans, held-to-maturity debt securities, construction loans, net investment in leases and financings that resulted from the acquisition of properties that did not qualify as sale leaseback transactions, the Company analyzed its historical realized loss experience to estimate its Expected Loss. The Company adjusted its Expected Loss through the use of third-party market data that provided current and future economic conditions that may impact the performance of the commercial real estate assets securing its investments.

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

The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 7). As of December 31, 2020 and 2019, accrued interest was $5.0 million and $4.2 million, respectively, and is recorded in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets. The Company places loans on non-accrual status once interest on the loan becomes 90 days delinquent and reverses any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the years ended December 31, 2020, 2019 and 2018, the Company did not reverse any accrued interest on its loan portfolio.

As of December 31, 2020, all of the Company's net investment in leases were performing in accordance with the terms of the respective leases. The Company's one impaired loan is collateral dependent and impairment is measured using the estimated fair value of the collateral, less costs to sell. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired or designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.
A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when the Company has granted a concession and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.
For available-for-sale debt securities held in "Loans receivable and other lending investments, net," management evaluates an available-for-sale security for impairment if the security's fair value is less than its amortized cost. If the Company

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

has an impaired security, it will then determine if: (1) the Company has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it does not expect to recover the entire amortized cost basis of the security. If the Company does not intend to sell the security, it is more likely than not that the entity will not be required to sell the security or it does not expect to recover its amortized cost, the Company will record an allowance for credit losses. The credit loss component of the allowance will be recorded (or reversed, if necessary) as an "Impairment of assets" in the Company's consolidated statements of operations, and the remainder of the allowance will be recorded in "Accumulated other comprehensive income (loss)" on the Company's consolidated balance sheets.
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
Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income; the Company, however, is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. While the Company must distribute at least 90% of its taxable income to maintain its REIT status, the Company typically distributes all of its taxable income, if any, to eliminate any tax on undistributed taxable income. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific allowance amounts that the Company deems to be uncollectable. These deductions allow the Company to reduce its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with, and its election to be treated as, a REIT for tax purposes. The Company made foreclosure elections for certain properties acquired through foreclosure, or an equivalent legal process, which allows the Company to operate these properties within the REIT and subjects net income, if any, from these assets to corporate level tax. The carrying value of assets with foreclosure elections as of December 31, 2020 is $31.5 million. Beginning in 2018, the Tax Cuts and Jobs Act reduced the corporate tax rate to 21% from 35% and net income from foreclosure property, if any, is subject to a 21% tax rate.
As of December 31, 2019, the Company had $460.6 million of REIT net operating loss ("NOL") carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2032 and will fully expire in 2036 if unused. The amount of NOL

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

carryforwards as of December 31, 2020 will be subject to finalization of the Company's 2020 tax return. The Tax Cuts and Jobs Act reduced the deduction for net operating losses to 80% of the Company’s taxable income for losses incurred after December 31, 2017. The Company's NOL carryforward for losses incurred in taxable years prior to 2018 remain fully deductible. The Company's tax years from 2016 through 2019 remain subject to examination by major tax jurisdictions. During the year ended December 31, 2020, the Company is expected to have a REIT taxable loss before the deduction for dividends paid and the NOL deduction. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" in the Company's consolidated statements of operations.
The Company may participate in certain activities from which it would be otherwise precluded and maintain its qualification as a REIT. These activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRS"), is engaged in various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments in equity affiliates. As of December 31, 2020, $562.3 million of the Company's assets were owned by TRS entities. The Company's TRS entities are not consolidated with the REIT for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities.
The following represents the Company's TRS income tax benefit (expense) ($ in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current tax benefit (expense)(1)(2)	$(106)	$(35)	$(447)
Total income tax (expense) benefit	$(106)	$(35)	$(447)
_______________________________________________________________________________
(1)For the years ended December 31, 2020, 2019, and 2018, excludes a REIT tax expense of $0.1 million, $0.4 million, $0.5 million, respectively.
(2)Under the Tax Cuts and Jobs Act, the alternative minimum tax credit carryforward is a refundable tax credit over a four year period beginning in 2018 and ending in 2021 upon which the full amount of the credit will be allowed. The CARES Act enacted on March 27, 2020 permits corporate taxpayers to accelerate the full amount of its alternative minimum tax credits. The Company filed a claim for refund and received a $3.0 million refund for which the benefit had been recognized in 2017.

During the year ended December 31, 2020, the Company’s TRS entities generated a taxable loss of $28.7 million for which the Company recognized no current tax benefit. As of December 31, 2019, the Company's TRS entities had $123.4 million of NOL carryforwards that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2036, of which $73.6 million will fully expire in 2037, if unused. NOL carryforwards generated in 2018 and thereafter do not expire and are limited to 80% of taxable income when utilized. The amount of NOL carryforwards as of December 31, 2020 will be determined upon finalization of the Company's 2020 tax return.
Total cash paid for taxes for the years ended December 31, 2020, 2019 and 2018 was $0.8 million, $0.4 million and $2.0 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company applied the corporate tax rate enacted December 22, 2017 under the Tax Cuts and Jobs Act effective for years beginning after 2017 to value its deferred tax assets and liabilities. The Company evaluates whether its deferred tax assets are realizable and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating whether its deferred tax assets are realizable, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2020 and 2019, respectively. Changes in estimates of our valuation allowance, if any, are included in "Income tax (expense) benefit" in the consolidated statements of operations. The valuation allowance was reduced to reflect the change in value of our net deferred tax assets that reflects a reduced rate of tax under the Tax Cuts and Jobs Act.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of December 31,
	2020	2019
Deferred tax assets(1)	$80,101	$79,645
Valuation allowance	(80,101)	(79,645)
Net deferred tax assets (liabilities)	$—	$—
_______________________________________________________________________________
(1)Deferred tax assets as of December 31, 2020 include temporary differences related primarily to asset basis of $26.7 million, deferred expenses and other items of $12.7 million, NOL carryforwards of $38.4 million and other credits of $2.3 million. Deferred tax assets as of December 31, 2019 include temporary differences related primarily to asset basis of $32.9 million, deferred expenses and other items of $11.9 million and NOL carryforwards of $32.5 million and other credits of $2.3 million. The Company has determined that the change in tax law associated with the Tax Cuts and Jobs Act will not have a material effect on whether its deferred tax assets are realizable.
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
New accounting pronouncements—In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). ASU 2020-06 was issued to reduce the complexity associated with applying current accounting guidance for certain financial instruments with characteristics of both liabilities and equity. ASU 2020-06 removes certain separation models under ASC 470-20 so that a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. In addition, ASU 2020-06 requires that the if-converted method be used for all convertibles and that the treasury stock method no longer be used. ASU 2020-06 is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company plans to early adopt ASU 2020-06 effective with the annual reporting period beginning January 1, 2021. The impact from the adoption of ASU 2020-06 on the Company’s consolidated balance sheet will be an increase to "Debt obligations, net" as of January 1, 2021 of approximately $10 million with a corresponding decrease to "Total iStar Inc. shareholders' equity" as of January 1, 2021 of approximately $10 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of December 31, 2020
Land, at cost	$188,418	$103,530	$291,948
Buildings and improvements, at cost	1,353,683	106,422	1,460,105
Less: accumulated depreciation	(250,198)	(17,574)	(267,772)
Real estate, net	1,291,903	192,378	1,484,281
Real estate available and held for sale (2)	—	5,212	5,212
Total real estate	$1,291,903	$197,590	$1,489,493
As of December 31, 2019
Land, at cost	$199,710	$106,187	$305,897
Buildings and improvements, at cost	1,347,321	107,861	1,455,182
Less: accumulated depreciation	(219,949)	(13,911)	(233,860)
Real estate, net	1,327,082	200,137	1,527,219
Real estate available and held for sale (2)	—	8,650	8,650
Total real estate	$1,327,082	$208,787	$1,535,869
_______________________________________________________________________________
(1)As of December 31, 2020 and 2019, real estate, net included $755.5 million and $768.6 million, respectively, of real estate of the Net Lease Venture (refer to Net Lease Venture below).
(2)As of December 31, 2020 and 2019, the Company had $5.2 million and $8.7 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

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

Real Estate Available and Held for Sale—The following table presents the carrying value of properties transferred to held for sale, by segment ($ in millions):(1)

	Years Ended December 31,
Property Type	2020	2019	2018
Operating Properties	$—	$14.5	$23.2
Net Lease	8.9	185.9	8.1
Total	$8.9	$200.4	$31.3
_______________________________________________________________________________
(1)Properties were transferred to held for sale due to executed contracts with third parties or changes in business strategy. All of these properties were ultimately sold.

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

Dispositions—The following table presents the proceeds and income recognized for properties sold, by property type ($ in millions):

	Years Ended December 31,
	2020	2019	2018
Operating Properties(1)
Proceeds	$5.9	$86.1	$327.9
Income from sales of real estate	0.2	11.9	81.0

Net Lease(2)
Proceeds	$42.4	$469.4	$79.7
Income from sales of real estate	6.1	224.7	45.0

Total
Proceeds	$48.3	$555.5	$407.6
Income from sales of real estate	6.3	236.6	126.0
_______________________________________________________________________________
(1)During the year ended December 31, 2019, the Company sold commercial and residential operating properties with an aggregate carrying value of $73.1 million and recognized $11.9 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations. During the year ended December 31, 2018, the Company sold 10 commercial operating properties and residential condominium units from other properties and recognized $81.0 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations, of which $9.8 million was attributable to a noncontrolling interest at one of the properties.
(2)During the year ended December 31, 2020, proceeds includes $7.5 million of proceeds from the sale of a net lease asset for which the Company recognized an impairment of $1.7 million in connection with the sale. During the year ended December 31, 2019, the Company sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized $219.7 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations. In connection with the sale of this portfolio of assets the buyer assumed a $228.0 million non-recourse mortgage. During the year ended December 31, 2018, the Company sold five net lease assets and recognized $45.0 million of gains in "Income from sales of real estate" in the Company's consolidated statements of operations.

Impairments—During the years ended December 31, 2020, 2019 and 2018, the Company recorded aggregate impairments on real estate assets totaling $4.8 million, $5.4 million and $90.4 million, respectively. During the year ended December 31, 2020, the Company recorded an impairment of $1.7 million in connection with the sale of a net lease asset and an impairment of $3.1 million on a real estate asset held for sale. During the year ended December 31, 2019, the Company recorded an aggregate impairment of $5.4 million in connection with the sale of net lease and operating properties and residential condominium units. The impairments recorded in 2018 were primarily from the Company's decision to accelerate the monetization of certain legacy assets, including several larger assets.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $23.4 million, $21.2 million and $22.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of December 31, 2020 and 2019, the allowance for doubtful accounts related to real estate tenant receivables was $1.7 million and $1.0 million, respectively. As of December 31, 2019, the allowance for doubtful accounts related to deferred operating lease income was $1.0 million. These amounts are included in "Accrued interest and operating lease income receivable, net" and "Deferred operating lease income receivable, net," respectively, on the Company's consolidated balance sheets.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable leases, excluding customer reimbursements of expenses, in effect as of December 31, 2020, are as follows ($ in thousands):

Year	Net Lease Assets	Operating Properties
2021	$131,625	$15,948
2022	129,891	7,784
2023	121,586	7,469
2024	115,900	7,462
2025	119,357	6,809
Thereafter	1,238,073	9,712
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

As a result of the May 2019 modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" and derecognized $193.4 million from "Real estate, net" and "Real estate available and held for sale," $25.4 million from "Deferred operating lease income receivable, net," $13.4 million from "Deferred expenses and other assets, net" and $1.9 million from "Accounts payable, accrued expenses and other liabilities" on its consolidated balance sheet. As a result of the modifications in the second and third quarter 2020, the Company reassessed this classification as required by ASC 842, and concluded that the leases should continue to be classified as sales-type leases. In May 2019, the Company determined that the seven bowling centers acquired did not qualify as a sale leaseback transaction and recorded $44.1 million in "Loans receivable and other lending investments, net" on its consolidated balance sheet (refer to Note 7). The Company recognized $180.4 million in "Selling profit from sales-type leases" in its consolidated statements of operations for the year ended December 31, 2019 as a result of the transaction. For the years ended December 31, 2020 and 2019, the Company recognized $10.8 million and $17.0 million, respectively, of cash interest income and $22.8 million and $3.5 million, respectively, of non-cash interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations.

The Company's net investment in leases were comprised of the following as of December 31, 2020 and December 31, 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Total undiscounted cash flows	$1,020,921	$1,042,019
Unguaranteed estimated residual value	345,284	340,620
Present value discount	(926,233)	(963,724)
Allowance for losses on net investment in leases	(10,871)	—
Net investment in leases(1)	$429,101	$418,915
_______________________________________________________________________________
(1)As of December 31, 2020 and 2019, all of the Company's net investment in leases were current in their payment status and performing in accordance with the terms of the respective leases. As of December 31, 2020, the risk rating on the Company's net investment in leases was 2.0 (refer to Note 3).

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2020, are as follows by year ($ in thousands):

Amount
2021	$14,248
2022	30,481
2023	41,854
2024	41,584
2025	30,481
Thereafter	862,273
Total undiscounted cash flows	$1,020,921
Allowance for Losses on Net Investment in Leases—Changes in the Company's allowance for losses on net investment in leases for the year ended December 31, 2020 were as follows ($ in thousands):

Allowance for losses on net investment in leases at beginning of period	$—
Initial allowance recorded upon adoption of new accounting standard(1)	9,111
Provision for losses on net investment in leases(2)	1,760
Allowance for losses on net investment in leases at end of period	$10,871
_________________________________________________________
(1)The Company recorded an initial allowance for losses on net investment in leases of $9.1 million upon the adoption of ASU 2016-13 on January 1, 2020 (refer to Note 3).
(2)During the year ended December 31, 2020, the Company recorded a provision for losses on net investment in leases of $1.8 million resulting primarily from the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets and the adoption of ASU 2016-13 (refer to Note 3).
Impairments—During the year ended December 31, 2019, the Company recorded an impairment of $0.9 million in connection with the sale of a net lease property.

Note 6—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of December 31,
	2020	2019
Land and land development, at cost	$441,201	$590,153
Less: accumulated depreciation	(10,538)	(9,608)
Total land and development, net	$430,663	$580,545

Acquisitions—During the year ended December 31, 2019, the Company acquired a land and development asset from an unconsolidated entity in which the Company owned a noncontrolling 50% equity interest for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of a $27.0 million loan. This land and development asset was sold in the fourth quarter 2020.

During the year ended December 31, 2018, the Company acquired, via foreclosure, title to a land asset which had a total fair value of $4.6 million and had previously served as collateral for loans receivable held by the Company. No gain or loss was recorded in connection with this transaction.

Dispositions—During the years ended December 31, 2020, 2019 and 2018, the Company sold land parcels and residential lots and units and recognized land development revenue of $164.7 million, $119.6 million and $409.7 million, respectively. In connection with the sale of two land parcels totaling 93 acres during the year ended December 31, 2018, the Company provided an aggregate $145.0 million of financing to the buyers, of which $58.2 million and $94.2 million was outstanding as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020, 2019 and 2018, the

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Company recognized land development cost of sales of $177.7 million, $109.7 million and $350.2 million, respectively, from its land and development portfolio.

Impairments—During the year ended December 31, 2020, the Company recorded an aggregate impairment of $2.7 million on two land and development assets. During the year ended December 31, 2019, the Company recorded an aggregate impairment of $5.3 million on two land and development assets based on expected sales proceeds and an impairment of $1.1 million on a land and development asset due to a change in business strategy. During the year ended December 31, 2018, the Company recorded an aggregate impairment of $56.7 million on five land and development assets, primarily from the Company's decision to accelerate the monetization of legacy assets, including several larger assets.
Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of December 31,
Construction loans	2020	2019
Senior mortgages	$449,733	$518,992
Corporate/Partnership loans	65,100	95,394
Subtotal - gross carrying value of construction loans(1)	514,833	614,386
Loans
Senior mortgages	35,922	53,592
Corporate/Partnership loans	20,567	24,424
Subordinate mortgages	11,640	10,877
Subtotal - gross carrying value of loans	68,129	88,893
Other lending investments
Financing receivables (refer to Note 5)	46,549	44,339
Held-to-maturity debt securities	90,715	84,981
Available-for-sale debt securities	25,274	23,896
Subtotal - other lending investments	162,538	153,216
Total gross carrying value of loans receivable and other lending investments	745,500	856,495
Allowance for loan losses	(13,170)	(28,634)
Total loans receivable and other lending investments, net	$732,330	$827,861
_______________________________________________________________________________
(1)As of December 31, 2020, 47%, or $241.8 million, gross carrying value of construction loans had completed construction and 5%, or $24.6 million, gross carrying value of construction loans had substantially completed construction.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Allowance for Loan Losses—Changes in the Company's allowance for loan losses were as follows for the year ended December 31, 2020 ($ in thousands):

	General Allowance
	Construction Loans	Loans	Held to Maturity Debt Securities	Financing Receivables	Specific Allowance	Total
Allowance for loan losses at beginning of period	$6,668	$265	$—	$—	$21,701	$28,634
Adoption of new accounting standard(1)	(353)	98	20	964	—	729
Provision for loan losses(2)	226	1,280	3,073	186	4,931	9,696
Charge-offs(3)	—	—	—	—	(25,889)	(25,889)
Allowance for loan losses at end of period	$6,541	$1,643	$3,093	$1,150	$743	$13,170
____________________________________________________________
(1)On January 1, 2020, the Company recorded an increase to its allowance for loan losses of $3.3 million upon the adoption of ASU 2016-13 (refer to Note 3), of which $2.5 million related to expected credit losses for unfunded loan commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."
(2)During the year ended December 31, 2020, the Company recorded a provision for loan losses of $9.1 million in its consolidated statement of operations resulting from the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets, of which $1.5 million related to a recovery of credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities" and $0.9 million related to a provision on a non-performing loan that was recorded as a reduction to "Accrued interest and operating lease income receivable, net."
(3)During the year ended December 31,2020, the Company charged-off $25.9 million from the specific allowance due to the sale of a non-performing loan. During the year ended December 31, 2019, the Company charged-off $19.2 million from the specific allowance due to the resolution of a non-performing loan and $12.0 million due to the deterioration of the collateral on a separate non-performing loan.

The Company's investment in loans and other lending investments and the associated allowance for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total
As of December 31, 2020
Construction loans(2)	$53,305	$461,528	$514,833
Loans(2)	—	68,129	68,129
Financing receivables	—	46,549	46,549
Held-to-maturity debt securities	—	90,715	90,715
Available-for-sale debt securities(3)	—	25,274	25,274
Less: Allowance for loan losses	(743)	(12,427)	(13,170)
Total	$52,562	$679,768	$732,330
As of December 31, 2019
Construction loans(2)	$—	$614,386	$614,386
Loans(2)	37,820	51,073	88,893
Financing receivables	—	44,339	44,339
Held-to-maturity debt securities	—	84,981	84,981
Available-for-sale debt securities	—	23,896	23,896
Less: Allowance for loan losses	(21,701)	(6,933)	(28,634)
Total	$16,119	$811,742	$827,861
_______________________________________________________________________________
(1)The carrying value of these loans includes an unamortized net discount of $0.8 million and $0.1 million as of December 31, 2020 and 2019, respectively. The Company's loans individually evaluated for impairment represents loans on non-accrual status; therefore, the unamortized amounts associated with these loans are not currently being amortized into income.
(2)The carrying value of these loans includes an unamortized net discount of $2.3 million and $0.7 million as of December 31, 2020 and 2019, respectively.
(3)Available-for-sale debt securities are evaluated for impairment under ASC 326-30.

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

The Company's amortized cost basis in performing senior mortgages, corporate/partnership loans, subordinate mortgages and financing receivables, presented by year of origination and by credit quality, as indicated by risk rating, was as follows as of December 31, 2020 ($ in thousands):

Year of Origination
	2020	2019	2018	2017	2016	Prior to 2016	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	58,070	—	—	—	58,070
3.0	20,115	—	109,121	145,585	42,502	3,925	321,248
3.5	—	—	—	—	—	—	—
4.0	—	—	53,033	—	—	—	53,033
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$20,115	$—	$220,224	$145,585	$42,502	$3,925	$432,351
Corporate/partnership loans
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	22,155	—	—	—	22,155
3.5	—	—	—	—	—	—	—
4.0	—	—	20,567	—	42,945	—	63,512
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$42,722	$—	$42,945	$—	$85,667
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	11,640	11,640
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$11,640	$11,640

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Financing receivables
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	46,549	—	—	—	—	46,549
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$46,549	$—	$—	$—	$—	$46,549
Total	$20,115	$46,549	$262,946	$145,585	$85,447	$15,565	$576,207
____________________________________________________________
(1)As of December 31, 2020, excludes $53.3 million for one loan on non-accrual status.

The Company's amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

As of December 31, 2020	Current	Less Than and Equal to 90 Days	Greater Than 90 Days	Total Past Due	Total
Senior mortgages	$443,154	$42,501	$—	$42,501	$485,655
Corporate/Partnership loans	42,721	42,946	—	42,946	85,667
Subordinate mortgages	11,640	—	—	—	11,640
Total	$497,515	$85,447	$—	$85,447	$582,962
As of December 31, 2019
Senior mortgages	$534,765	$—	$37,820	$37,820	$572,585
Corporate/Partnership loans	119,818	—	—	—	119,818
Subordinate mortgages	10,877	—	—	—	10,877
Total	$665,460	$—	$37,820	$37,820	$703,280

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Impaired Loans—In the fourth quarter 2020, the Company sold a non-performing loan with a carrying value of $15.2 million and received proceeds of $11.0 million. In addition, the Company recorded a $4.2 million loan loss provision and simultaneously charged-off of the remaining unpaid balance.

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

The Company's impaired loans, presented by class, were as follows ($ in thousands):

	As of December 31, 2020			As of December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages(1)	$53,305	$52,552	$(743)	$37,820	$37,923	$(21,701)
Total	$53,305	$52,552	$(743)	$37,820	$37,923	$(21,701)
_______________________________________________________________________________
(1)The Company has one non-accrual loan as of December 31, 2020 and one non-accrual loan as of December 31, 2019 that are considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the years ended December 31, 2020, 2019 and 2018.

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, was as follows ($ in thousands):

	Years Ended December 31,
	2020		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Subordinate mortgages	$—	$—	$—	$—	$—	$301
Subtotal	—	—	—	—	—	301
With an allowance recorded:
Senior mortgages	50,205	2,145	38,556	—	67,041	—
Corporate/Partnership loans	—	—	—	—	39,169	—
Subtotal	50,205	2,145	38,556	—	106,210	—
Total:
Senior mortgages	50,205	2,145	38,556	—	67,041	—
Corporate/Partnership loans	—	—	—	—	39,169	—
Subordinate mortgages	—	—	—	—	—	301
Total	$50,205	$2,145	$38,556	$—	$106,210	$301

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Other lending investments—Other lending investments includes the following securities ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of December 31, 2020
Available-for-Sale Securities
Municipal debt securities	$20,680	$20,680	$4,594	$25,274	$25,274
Held-to-Maturity Securities
Debt securities	100,000	90,715	—	90,715	90,715
Total	$120,680	$111,395	$4,594	$115,989	$115,989
As of December 31, 2019
Available-for-Sale Securities
Municipal debt securities	$21,140	$21,140	$2,756	$23,896	$23,896
Held-to-Maturity Securities
Debt securities	100,000	84,981	—	84,981	84,981
Total	$121,140	$106,121	$2,756	$108,877	$108,877

As of December 31, 2020, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	90,715	90,715	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	20,680	25,274
Total	$90,715	$90,715	$20,680	$25,274

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

	Carrying Value		Equity in Earnings (Losses)(1)
	As of December 31,		For the Years Ended December 31,
	2020	2019	2020	2019	2018
Real estate equity investments
Safehold Inc. ("SAFE")(2)	$937,712	$729,357	$53,476	$29,764	$4,711
iStar Net Lease II LLC ("Net Lease Venture II")	78,998	30,712	2,654	(529)	(333)
iStar Net Lease I LLC ("Net Lease Venture")(3)	—	—	—	—	4,100
Other real estate equity investments(4)	89,939	104,553	(12,929)	12,620	(4,112)
Subtotal	1,106,649	864,622	43,201	41,855	4,366
Other strategic investments(5)	69,911	43,253	(1,075)	(6)	(9,373)
Total	$1,176,560	$907,875	$42,126	$41,849	$(5,007)
_______________________________________________________________________________
(1)For the years ended December 31, 2020, 2019 and 2018, earnings (losses) from equity method investments is net of the Company's pro rata share of $19.5 million, $14.4 million and $16.9 million, respectively, of depreciation expense and $59.3 million, $32.9 million and $18.1 million, respectively, of interest expense.
(2)As of December 31, 2020, the Company owned 34.8 million shares of SAFE common stock which, based on the closing price of $72.49 on December 31, 2020, had a market value of $2.5 billion. For the year ended December 31, 2020, equity in earnings includes $14.4 million of dilution gains resulting from the dilution of our ownership in SAFE in connection with equity offerings at SAFE in 2020. For the year ended December 31, 2019, equity in earnings includes dilution gains of $7.6 million.
(3)The Company consolidated the assets and liabilities of the Net Lease Venture on June 30, 2018 (refer to Note 4).
(4)During the year ended December 31, 2019, equity in earnings (losses) includes $19.3 million of income resulting primarily from the sale of properties at two of the Company's equity method investments. During the year ended December 31, 2018, the Company recorded a $6.1 million impairment on a land and development equity method investment due to a change in business strategy.
(5)During the year ended December 31, 2020, the Company identified observable price changes in an equity security held by the Company as evidenced by orderly private issuances of similar securities by the same issuer. In accordance with ASC 321, the Company remeasured its equity investment at fair value and recognized aggregate mark-to-market gains of $23.9 million in "Other income" in the Company's consolidated statements of operations. For the year ended December 31, 2018, equity in earnings (losses) includes a $10.0 million impairment on a foreign equity method investment due to local market conditions.

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

A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee. In addition, the Company is also the external manager of a venture in which SAFE is a member. Following are the key terms of the management agreement with SAFE:
•The Company received no management fee through June 30, 2018, which covered the first year of the management agreement;
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
•The management agreement is non-terminable by SAFE through June 30, 2023 except for cause; and
•Automatic annual renewals thereafter, subject to non-renewal upon certain findings by SAFE's independent directors and payment of termination fee equal to three times the prior year's management fee.
In November 2020, the Company acquired 1.1 million shares of SAFE's common stock in a private placement for $65.0 million. In March 2020, the Company acquired 1.7 million shares of SAFE's common stock in a private placement for $80.0 million. In November 2019, the Company acquired 3.8 million shares of SAFE's common stock in a private placement for $130.0 million. In August 2019, the Company acquired 6.0 million shares of SAFE's common stock in a private placement for $168.0 million. As of December 31, 2020, the Company owned approximately 65.4% of SAFE's common stock outstanding.
During the years ended December 31, 2020 and 2019, the Company recorded $12.7 million and $7.5 million, respectively, of management fees and during the six months ended December 31, 2018, the Company recorded $1.8 million of management fees pursuant to its management agreement with SAFE. During the six months ended June 30, 2018, the Company waived $1.8 million of management fees pursuant to its management agreement with SAFE.
The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has waived or elected not to charge in full certain of the expense reimbursements while SAFE is growing its portfolio. For the years ended December 31, 2020 and 2019, the Company was reimbursed $5.0 million and $2.1 million, respectively, of expense reimbursements and for the six months ended December 31, 2018, the Company was reimbursed $0.7 million of expense reimbursements. Pursuant to the terms of the management agreement with SAFE, the Company waived all expense reimbursements for the first year after the closing of SAFE's initial public offering, through June 30, 2018. The Company has an exclusivity agreement with SAFE pursuant to which it agreed, subject to certain exceptions, that it will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Ground Lease unless it has first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.
Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company's and SAFE's independent directors, for the periods presented:
In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the renovation of a medical office building. The Company funded $18.4 million of the loan, which was fully repaid in August 2019. During the years ended December 31, 2019 and 2018, the Company recorded $1.2 million and $1.4 million, respectively, of interest income on the loan.
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project. The transaction includes a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded as of December 31, 2020; and (ii) a $80.5 million leasehold first mortgage. As of December 31, 2020, $61.8 million of the leasehold first mortgage was funded. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $3.4 million, $1.2 million and $0.2 million, respectively, of interest income on the loan. The Company sold the Ground Lease to SAFE in September 2020 for $34.0 million and recognized a gain of $6.1 million in "Income from sales of real estate" in connection with the sale.
In May 2018, the Company provided a $19.9 million leasehold mortgage loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the acquisition of two multi-tenant office buildings. The loan was repaid in full in November 2019 and during the years ended December 31, 2019 and 2018, the Company recorded $1.9 million and $1.4 million, respectively, of interest income on the loan.
In June 2018, the Company sold two industrial facilities to a third-party and simultaneously structured and entered into two Ground Leases. The Company then sold the two Ground Leases to SAFE. Net proceeds from the transactions totaled $36.1 million and the Company recognized a $24.5 million gain on sale.
In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the conversion of an office building into a multi-family property. During the years ended December 31, 2020 and 2019, the Company recorded $1.0 million and $1.0 million, respectively, of interest income on the loan. The loan was repaid in the fourth quarter 2020.
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

In October 2020, the Company provided a $22.5 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the Ground Lease tenant's recapitalization of an existing multi-family property. The Company received $2.3 million of consideration from SAFE in connection with this transaction. During the year ended December 31, 2020, the Company recorded $0.3 million of interest income on the loan.

Net Lease Venture II—In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. Net Lease Venture II's investment period ends in June 2021. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

51.9%. The Company does not have a controlling interest in Net Lease Venture II due to the substantive participating rights of its partner. The Company accounts for its investment in Net Lease Venture II as an equity method investment and is responsible for managing the venture in exchange for a management fee and incentive fee. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $1.5 million, $1.5 million and $0.4 million, respectively, of management fees from Net Lease Venture II.

In December 2019, Net Lease Venture II closed on a commitment to provide up to $150.0 million in net lease financing for the construction of three industrial centers and entered into a 25 year master lease with the tenant. As of December 31, 2020, Net Lease Venture II had funded $85.9 million of its commitment.
In December 2019, Net Lease Venture II closed on the acquisition of two grocery distribution centers for $81.8 million, inclusive of assumed debt. The properties are 100% leased with two separate coterminous leveraged leases that expire in February 2026.

In December 2018, Net Lease Venture II acquired four buildings (the "Properties"). Net Lease Venture II acquired the Properties for $31.2 million which are 100% leased with four separate leases that expire in December 2028.
Other real estate equity investments—As of December 31, 2020, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 31% to 95%, comprised of investments of $58.7 million in operating properties and $31.2 million in land assets. As of December 31, 2019, the Company's other real estate equity investments included $61.7 million in operating properties and $42.9 million in land assets. In December 2019, the Company sold a partial interest in one of its other real estate equity investments to a related party for $0.5 million and recorded no gain or loss on the transaction.
In August 2018, the Company provided a mezzanine loan with a principal balance of $33.0 million as of December 31, 2020 and 2019, to an unconsolidated entity in which the Company owns a 50% equity interest. The loan matures in August 2021. The loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $2.4 million, $2.8 million and $1.1 million, respectively, of interest income on the mezzanine loan.

In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owned a 50.0% equity interest. The Company provided financing to the entity in the form of a $27.0 million senior loan. In April 2019, the Company acquired the land and development asset from the entity for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of the $27.0 million senior loan. During the years ended December 31, 2019 and 2018, the Company recorded $0.6 million and $2.1 million, respectively, of interest income on the senior loan. This asset was sold in the fourth quarter 2020.
Other strategic investments—As of December 31, 2020 and 2019, the Company also had investments in real estate related funds and other strategic investments in real estate entities.
Summarized investee financial information—The following table presents the investee level summarized financial information of the Company's equity method investments ($ in thousands):

	As of December 31,			For the Years Ended December 31,
	2020	2019		2020	2019	2018
Balance Sheets			Income Statements
Total assets	$4,522,147	$3,653,763	Revenues	$149,928	$214,123	$262,970
Total liabilities	2,437,621	1,918,034	Expenses	(203,689)	(181,456)	(187,257)
Noncontrolling interests	2,124	1,486	Net income attributable to parent entities	(53,955)	32,474	75,056
Total equity attributable to parent entities	2,082,402	1,734,243

During the year ended December 31, 2020, SAFE represented a significant subsidiary of the Company. For detailed financial information regarding SAFE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol "SAFE."

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of December 31,
	2020	2019
Intangible assets, net(1)	$156,041	$174,973
Finance lease right-of-use assets(2)	143,727	145,209
Operating lease right-of-use assets(2)	48,891	34,063
Other receivables	10,881	16,846
Restricted cash	51,933	45,034
Other assets(3)	19,453	17,534
Leasing costs, net(4)	2,340	3,793
Corporate furniture, fixtures and equipment, net(5)	2,024	2,736
Deferred financing fees, net	1,549	2,300
Deferred expenses and other assets, net	$436,839	$442,488
_______________________________________________________________________________
(1)Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $44.4 million and $33.4 million as of December 31, 2020 and 2019, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $1.4 million, $1.7 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. These intangible lease assets are amortized over the term of the lease. The amortization expense for in-place leases was $10.5 million, $9.6 million and $7.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. As of December 31, 2020, the weighted average remaining amortization period for the Company's intangible assets was approximately 16.7 years.
(2)Right-of-use lease assets relate primarily to the Company's leases of office space and certain of its ground leases. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company's weighted average incremental secured borrowing rate for similar collateral estimated to be 5.1% and the weighted average remaining lease term is 8.2 years. For finance leases, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.5% and the weighted average remaining lease term is 97.0 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in "Depreciation and amortization" in the Company's consolidated statements of operations. During the years ended December 31, 2020 and 2019, the Company recognized $8.2 million and $5.1 million, respectively, in "Interest expense" and $1.5 million and $0.9 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in "General and administrative" and "Real estate expense" in the Company's consolidated statements of operations (refer to Note 3). During the years ended December 31, 2020 and 2019, the Company recognized $4.7 million and $3.6 million, respectively, in "General and administrative" and $3.5 million and $3.3 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases.
(3)Other assets primarily includes derivative assets, prepaid expenses and deposits for certain real estate assets.
(4)Accumulated amortization of leasing costs was $2.6 million and $3.3 million as of December 31, 2020 and 2019, respectively.
(5)Accumulated depreciation on corporate furniture, fixtures and equipment was $14.3 million and $13.1 million as of December 31, 2020 and 2019, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of December 31,
	2020	2019
Other liabilities(1)	$91,513	$81,709
Finance lease liabilities (see table above)	150,520	147,749
Operating lease liabilities (see table above)	50,072	34,182
Accrued expenses	94,724	83,778
Accrued interest payable	32,355	25,733
Intangible liabilities, net(2)	48,738	51,223
Accounts payable, accrued expenses and other liabilities	$467,922	$424,374
_______________________________________________________________________________
(1)As of December 31, 2020 and 2019, "Other liabilities" includes $36.9 million and $27.5 million, respectively, of deferred income. As of December 31, 2020 and 2019, other liabilities includes $19.0 million and $8.7 million, respectively, of derivative liabilities. As of December 31, 2020, other liabilities includes $1.0 million of expected credit losses for unfunded loan commitments.
(2)Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $7.5 million and $5.0 million as of December 31, 2020 and 2019, respectively. The amortization of below market lease liabilities increased operating lease income in the Company's consolidated statements of operations by $2.5 million, $2.3 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the weighted average amortization period for the Company's intangible liabilities was approximately 17.5 years.

Intangible assets—The estimated expense from the amortization of intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):

Year	Amount
2021	$11,725
2022	11,724
2023	11,570
2024	11,452
2025	11,144
Note 10—Loan Participations Payable, net

The Company's loan participations payable, net were as follows ($ in thousands):

	Carrying Value as of
	December 31, 2020	December 31, 2019
Loan participations payable(1)	$42,501	$35,656
Debt discounts and deferred financing costs, net	—	(18)
Total loan participations payable, net	$42,501	$35,638
_______________________________________________________________________________
(1)As of December 31, 2020 and 2019, the Company had one loan participation payable with an interest rate of 6.0% and 6.3%, respectively.
Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the corresponding loan receivable balances were $42.5 million and $35.6 million, respectively, and are included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on these loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of December 31,		Stated Interest Rates		Scheduled Maturity Date
	2020	2019
Secured credit facilities and mortgages:
Revolving Credit Facility	$—	$—	LIBOR + 2.00%	(1)	September 2022
Senior Term Loan	491,875	491,875	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	721,075	721,118	1.69% - 7.26%	(3)
Total secured credit facilities and mortgages(4)	1,212,950	1,212,993
Unsecured notes:
6.00% senior notes(5)	—	110,545	6.00%		—
5.25% senior notes(6)	—	400,000	5.25%		—
3.125% senior convertible notes(7)	287,500	287,500	3.125%		September 2022
4.75% senior notes(8)	775,000	775,000	4.75%		October 2024
4.25% senior notes(9)	550,000	550,000	4.25%		August 2025
5.50% senior notes(10)	400,000	—	5.50%		February 2026
Total unsecured notes	2,012,500	2,123,045
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,325,450	3,436,038
Debt discounts and deferred financing costs, net	(38,475)	(48,958)
Total debt obligations, net(11)	$3,286,975	$3,387,080
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
(2)The Senior Term Loan bears interest at the Company's election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.00% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.
(3)In June 2019, the buyer of a portfolio of net lease assets assumed a $228.0 million non-recourse mortgage (refer to Note 4). As of December 31, 2020, the weighted average interest rate of these loans is 4.4% inclusive of the effect of interest rate swaps.
(4)As of December 31, 2020, $2.1 billion net carrying value of assets served as collateral for the Company's secured debt obligations.
(5)The Company repaid these senior notes in January 2020.
(6)The Company repaid these senior notes in September 2020.
(7)The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of December 31, 2020 was 70.25 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $14.23 per share. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As such, at issuance in September 2017, the Company valued the liability component at $221.8 million, net of fees, and the equity component of the conversion feature at $22.5 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. In October 2017, the initial purchasers of the 3.125% Convertible Notes exercised their option to purchase an additional $37.5 million aggregate principal amount of the 3.125% Convertible Notes. At issuance, the Company valued the liability component at $34.0 million, net of fees, and the equity component of the conversion feature at $3.4 million, net of fees, and recorded the equity component in "Additional paid-in capital" on the Company's consolidated balance sheet. As of December 31, 2020, the carrying value of the 3.125% Convertible Notes was $275.1 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $10.2 million, net of fees. As of December 31, 2019, the carrying value of the 3.125% Convertible Notes was $268.7 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $15.5 million, net of fees. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $9.0 million, $9.0 million, $9.0 million, respectively, of contractual interest and $5.2 million, $5.0 million and $4.7 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate for 2020, 2019 and 2018 was 5.2%.
(8)The Company can prepay these senior notes without penalty beginning July 1, 2024.
(9)The Company can prepay these senior notes without penalty beginning May 1, 2025.
(10)The Company can prepay these senior notes without penalty beginning August 15, 2024.
(11)The Company capitalized interest relating to development activities of $1.9 million, $7.5 million and $11.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Future Scheduled Maturities—As of December 31, 2020, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2021	$—	$156,144	$156,144
2022	287,500	46,787	334,287
2023	—	491,875	491,875
2024	775,000	—	775,000
2025	550,000	272,843	822,843
Thereafter	500,000	245,301	745,301
Total principal maturities	2,112,500	1,212,950	3,325,450
Unamortized discounts and deferred financing costs, net	(32,465)	(6,010)	(38,475)
Total debt obligations, net	$2,080,035	$1,206,940	$3,286,975

Senior Term Loan—In June 2018, the Company amended its senior secured term loan (the "Senior Term Loan") to increase the amount of the loan to $650.0 million, reduce the interest rate to LIBOR plus 2.75% and extend its maturity to June 2023. The Senior Term Loan is secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permits substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. The Company may make optional prepayments, subject to prepayment fees.
During the year ended December 31, 2018, repayments of the Senior Term Loan prior to modification and expenses incurred for the modification resulted in losses on early extinguishment of debt of $2.5 million.

Revolving Credit Facility—In September 2019, the Company amended its secured revolving credit facility (the "Revolving Credit Facility") to increase the maximum capacity to $350.0 million, extend the maturity date to September 2022 and make certain other changes. Outstanding borrowings under the Revolving Credit Facility are secured by pledges of the equity interests in the Company's subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of December 31, 2020, based on the Company's borrowing base of assets, the Company had the ability to draw $350.0 million without pledging any additional assets to the facility.
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

In August 2020, the Company issued $400.0 million principal amount of 5.50% senior unsecured notes due February 2026. Proceeds from the offering, together with cash on hand, were used to repay in full the $400.0 million principal amount outstanding of the 5.25% senior unsecured notes due September 2022.

During the years ended December 31, 2020, 2019 and 2018, repayments of senior unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $12.0 million, $26.6 million and $1.2 million, respectively. These amounts are included in "Loss on early extinguishment of debt, net" in the Company's consolidated statements of operations.

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

As of December 31, 2020, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments(1)	Real Estate	Other Investments	Total
Performance-Based Commitments	$63,419	$2,213	$25,959	$91,591
Strategic Investments	—	—	12,810	12,810
Total	$63,419	$2,213	$38,769	$104,401
___________________________________________________________________________
(1)Excludes $7.5 million of commitments on loan participations sold that are not the obligation of the Company.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Other Commitments—Total operating lease expense for the years ended December 31, 2020, 2019 and 2018 was $5.4 million, $4.4 million and $5.0 million, respectively. Future minimum lease obligations under non-cancelable operating and finance leases as of December 31, 2020 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2021	$3,797	$5,494
2022	6,756	5,604
2023	6,393	5,716
2024	6,309	5,830
2025	6,297	5,946
Thereafter	496	1,567,826
Total undiscounted cash flows	30,048	1,596,416
Present value discount(1)	(3,771)	(1,445,896)
Other adjustments(2)	23,795	—
Lease liabilities	$50,072	$150,520
_______________________________________________________________________________
(1)During the years ended December 31, 2020 and 2019, the Company made payments of $4.3 million and $4.1 million, respectively, related to its operating leases and $5.4 million and $3.3 million, respectively, related to its finance leases (refer to Note 4). As of December 31, 2020, the weighted average lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 5.6 years and the weighted average discount rate was 5.0%. As of December 31, 2020, the weighted average lease term for the Company's finance leases was 97 years and the weighted average discount rate was 5.5%.
(2)The Company is obligated to pay ground rent under certain operating leases; however, the Company's tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations. The amount shown above is the net present value of the payments to be made by the Company's tenants on its behalf.
Future minimum lease obligations under operating and finance leases as of December 31, 2019 were as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2020	$4,167	$5,386
2021	1,803	5,494
2022	1,098	5,604
2023	728	5,716
2024	617	5,830
Thereafter	1,447	1,573,824
Total undiscounted cash flows	9,860	1,601,854
Present value discount(1)	(1,057)	(1,454,105)
Other adjustments(2)	25,379	—
Lease liabilities	$34,182	$147,749
_______________________________________________________________________________
(1)As of December 31, 2019, the weighted average lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 4.2 years and the weighted average discount rate was 5.6%. As of December 31, 2019, the weighted average lease term for the Company's finance leases was 93 years and the weighted average discount rate was 5.4%.
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
Substantially all of the Company's real estate, net investment in leases and assets collateralizing its loans receivable are located in the United States. As of December 31, 2020, the Company's portfolio contains concentrations in the following property types: office, entertainment/leisure, Ground Leases, industrial, land and development, multifamily, hotel, condominium, retail and other property types.
The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have a material adverse effect on the Company. During the year ended December 31, 2020, the Company's five largest borrowers or tenants collectively accounted for approximately 21.4% of the Company's revenues, of which the largest customer, from the Company's net lease segment, accounted for 11.6%.
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
Notes to Consolidated Financial Statements (Continued)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019 ($ in thousands)(1):

	Derivative Assets		Derivative Liabilities
As of December 31, 2020	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$—	Accounts payable, accrued expenses and other liabilities	$18,926
Total		$—		$18,926

As of December 31, 2019
Derivatives Designated in Hedging Relationships
Interest rate swaps	Deferred expenses and other assets, net	$114	Accounts payable, accrued expenses and other liabilities	$8,680
Total		$114		$8,680
____________________________________________________________________________
(1)Over the next 12 months, the Company expects that $10.3 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.

The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Year Ended December 31, 2020
Interest rate swaps(1)	Interest expense	$(14,931)	$(6,974)
Interest rate swaps	Earnings from equity method investments	(13,359)	(1,101)
For the Year Ended December 31, 2019
Interest rate swaps(1)	Interest expense	(21,165)	(1,861)
Interest rate swaps	Earnings from equity method investments	(21,417)	(184)
For the Year Ended December 31, 2018
Interest rate swaps(1)	Interest expense	(12,963)	(388)
Interest rate swaps	Earnings from equity method investments	(1,736)	20
______________________________________________________________
(1)For the years ended December 31, 2020, 2019 and 2018, $4.4 million, $4.3 million, and $1.9 million, respectively, of the loss recognized in accumulated other comprehensive income was attributable to a noncontrolling interest.

Interest Rate Hedges—For derivatives designated and qualifying as cash flow hedges, the changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). For derivatives not designated as cash flow hedges, the changes in the fair value of the derivatives are reported in the Company's consolidated statements of operations within "Other Expense."
Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

indebtedness, then the Company could also be declared in default on its derivative obligations. The Company did not post any collateral related to its derivatives as of December 31, 2020.

Note 14—Equity

Preferred Stock—In December 2019, the Company issued an aggregate 16.5 million shares of its common stock upon conversion its outstanding Series J Preferred Stock at a conversion rate of 4.125 shares of common stock per each share of Series J Preferred Stock. The total carrying value of the Series J Preferred Stock prior to redemption was $193.5 million, net of discounts and fees, and was recorded in "Additional paid-in-capital" and "Convertible Preferred Stock Series J, liquidation preference $50.00 per share" on the Company's consolidated balance sheet.

The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of December 31, 2020 and 2019:

			Cumulative Preferential Cash Dividends(1)(2)			Carrying Value (in thousands)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Liquidation Preference(3)	Rate per Annum	Annual Dividend Rate (per share)	December 31, 2020	December 31, 2019
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785	120,785
Total	12,200					$282,490	$282,490
_______________________________________________________________________________
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
(2)The Company declared and paid dividends of $8.0 million, $6.1 million and $9.4 million on its Series D, G and I Cumulative Redeemable Preferred Stock during the years ended December 31, 2020 and 2019, respectively. The Company declared and paid dividends of $9.0 million on its Series J Convertible Perpetual Preferred Stock during the year ended December 31, 2019. The character of the 2020 dividends was 100% return of capital. The character of the 2019 dividends was 100% capital gain distribution, of which 34.01% represented unrecaptured section 1250 gain. There are no dividend arrearages on any of the preferred shares currently outstanding.
(3)The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2019, the Company had $460.6 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2032 and will fully expire in 2036 if unused. The amount of NOL carryforwards as of December 31, 2020 will be determined upon finalization of the Company's 2020 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan and the Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared and paid common stock dividends of $32.8 million, or $0.43 per share, for the year ended December 31, 2020 and $25.3 million, or $0.39 per share, for the year ended December 31, 2019. The character of the 2020 dividends was 100% return of capital. The character of the 2019 dividends was 100% capital gain distribution, of which 34.01% represented unrecaptured section 1250 gain.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the year ended December 31, 2020, the Company

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

repurchased 4.2 million shares of its outstanding common stock for $48.4 million, for an average cost of $11.48 per share. During the year ended December 31, 2019, the Company repurchased 7.3 million shares of its outstanding common stock for $74.6 million, for an average cost of $10.16 per share. As of December 31, 2020, the Company had authorization to repurchase up to $33.8 million of common stock. In February 2021, the Company's board of directors authorized an increase to the stock repurchase program to $50.0 million.

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of December 31,
	2020	2019
Unrealized gains on available-for-sale securities	$4,594	$2,756
Unrealized losses on cash flow hedges	(53,075)	(37,264)
Unrealized losses on cumulative translation adjustment	(4,199)	(4,199)
Accumulated other comprehensive loss	$(52,680)	$(38,707)
Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $39.4 million, $30.4 million and $17.6 million, respectively, during the years ended December 31, 2020, 2019 and 2018 in "General and administrative" in the Company's consolidated statements of operations. As of December 31, 2020, there was $2.8 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.20 years.
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

2019-2020 iPIP Plan—The Company's 2019-2020 iPIP plan is an equity-classified award which is measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" in the Company's consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2020 iPIP plan will be held by a consolidated subsidiary of the Company that has two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the years ended December 31, 2020 and 2019, the Company recorded $3.4 million and $2.9 million, respectively, of expense related to the 2019-2020 iPIP plan. Distributions on the class B units will be 50% in cash and 50% in shares of the Company's common stock or in shares of SAFE's common stock owned by the Company.
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
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the year ended December 31, 2020.

	iPIP Investment Pool
	2013-2014	2015-2016	2017-2018
Points at beginning of period	81.17	73.28	77.27
Forfeited	(1.00)	(2.88)	(3.93)
Points at end of period	80.17	70.40	73.34
During the years ended December 31, 2020, 2019 and 2018, the Company recorded $30.7 million, $21.2 million and $15.0 million, respectively, of expense related to the 2013-2018 iPIP plans.
During the year ended December 31, 2020, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $1.5 million as compensation, comprised of cash and 54,245 shares of the Company's common stock with a fair value of $14.51 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 32,825 shares of the Company's common stock were issued.
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
As of December 31, 2020 and 2019, the Company had accrued compensation costs relating to iPIP of $69.1 million and $41.9 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of December 31, 2020, an aggregate of 2.4 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units—Changes in non-vested restricted stock units ("Units") during the year ended December 31, 2020 were as follows (number of shares and $ in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of December 31, 2019	598	$9.18	$8,688
Granted	181	$14.68
Vested	(248)	$9.62
Non-vested as of December 31, 2020	531	$10.85	$7,885
The total fair value of Units vested during the years ended December 31, 2020, 2019 and 2018 was $3.6 million, $1.8 million and $1.4 million, respectively. The weighted-average grant date fair value per share of Units granted during the years ended December 31, 2020, 2019 and 2018 was $14.68, $8.84 and $10.16, respectively.
Directors' Awards—Non-employee directors are awarded CSEs or restricted share awards at the time of the annual shareholders' meeting in consideration for their services on the Company's Board of Directors. During the year ended December 31, 2020, the Company awarded to non-employee Directors 79,138 restricted shares of common stock at a fair value per share of $9.75 at the time of grant for their annual equity awards, 10,710 restricted shares of common stock to a non-employee Director at a fair value of $11.52 at the time of grant for their annual equity award and also issued 3,096 common stock equivalents ("CSEs") at a fair value of $12.20 per CSE in respect of dividend equivalents on outstanding CSEs. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the CSEs and restricted shares of common stock vest and are settled. As of December 31, 2020, a combined total of 179,522 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $2.7 million.

401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company's Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the participant's contributions, up to a maximum of 10% of the participants' compensation. The Company made gross contributions of $1.1 million, $0.9 million and $1.1 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(30,853)	$334,325	$(18,326)
Net income attributable to noncontrolling interests	(11,588)	(10,283)	(13,936)
Preferred dividends	(23,496)	(32,495)	(32,495)
Net income (loss) allocable to common shareholders for basic earnings per common share	$(65,937)	$291,547	$(64,757)
Add: Effect of Series J convertible perpetual preferred stock	—	9,000	—
Net income (loss) allocable to common shareholders for diluted earnings per common share	$(65,937)	$300,547	$(64,757)

	For the Years Ended December 31,
	2020	2019	2018
Earnings allocable to common shares:
Numerator for basic earnings per share:
Net income (loss) allocable to common shareholders	$(65,937)	$291,547	$(64,757)

Numerator for diluted earnings per share:
Net income (loss) allocable to common shareholders	$(65,937)	$300,547	$(64,757)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	75,684	64,696	67,958
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	—	146	—
Add: Effect of series J convertible perpetual preferred stock	—	15,824	—
Weighted average common shares outstanding for diluted earnings per common share	75,684	80,666	67,958

Basic earnings per common share:
Net income (loss) allocable to common shareholders	$(0.87)	$4.51	$(0.95)

Diluted earnings per common share:(1)
Net income (loss) allocable to common shareholders	$(0.87)	$3.73	$(0.95)
_______________________________________________________________________________
(1)For the years ended December 31, 2020 and 2018, the effect of certain of the Company's restricted stock awards were anti-dilutive due to the Company having a net loss for the period. For the year ended December 31, 2018, 15,704 shares of Series J convertible perpetual preferred stock (refer to Note 14) were anti-dilutive. The Company will settle conversions of the 3.125% Convertible Notes by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in a 40 consecutive day observation period. Based upon the conversion price of the 3.125% Convertible Notes, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes for the years ended December 31, 2020, 2019, and 2018, and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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
The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2020
Recurring basis:
Derivative liabilities(1)	18,926	—	18,926	—
Available-for-sale securities(1)	25,274	—	—	25,274
Non-recurring basis:
Impaired land and development(2)	6,078	—	—	6,078
As of December 31, 2019
Recurring basis:
Derivative assets(1)	$114	$—	$114	$—
Derivative liabilities(1)	8,680	—	8,680	—
Available-for-sale securities(1)	$23,896	$—	$—	$23,896
Non-recurring basis:
Impaired land and development(3)	40,000	—	—	40,000
_______________________________________________________________________________
(1)The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company's available-for-sale securities are based upon unadjusted third-party broker quotes and are classified as Level 3.
(2)The Company recorded a $1.3 million impairment on a land and development asset with an estimated fair value of $6.1 million. The fair value is based on future cash flows expected to be received.
(3)The Company recorded aggregate impairments of $5.3 million on two land and development assets with an estimated aggregate fair value of $40.0 million. The estimated fair values are based on expected sales proceeds.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the years ended December 31, 2020 and 2019 ($ in thousands):

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	2020	2019
Beginning balance	$23,896	$21,661
Repayments	(460)	(45)
Unrealized gains recorded in other comprehensive income	1,838	2,280
Ending balance	$25,274	$23,896
Fair values of financial instruments—The following table presents the carrying value and fair value for the Company's financial instruments ($ in millions):

	As of December 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Net investment in leases(1)	$429	$431	$419	$419
Loans receivable and other lending investments(1)	732	772	828	864
Cash and cash equivalents(2)	99	99	307	307
Restricted cash(2)	52	52	45	45
Loan participations payable, net(1)	43	43	36	36
Debt obligations, net(1)	3,287	3,414	3,387	3,531
_______________________________________________________________________________
(1)The fair value of the Company's net investment in leases, loans receivable and other lending investments, net, loan participations payable, net and debt obligations, net are classified as Level 3 within the fair value hierarchy.
(2)The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in "Deferred expenses and other assets, net" on the Company's balance sheet. The fair value of the Company's cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

Derivatives—The Company may use interest rate swaps, interest rate caps and foreign exchange contracts to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.
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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company estimates the fair value of its non-performing loans using a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make judgments in respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual revenue growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider market comparables if available. In some cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist, and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy.

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
Note 18—Segment Reporting

The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Net Lease, Real Estate Finance, Operating Properties and Land and Development. The Net Lease segment includes the Company's activities and operations related to the ownership of properties generally leased to single corporate tenants and its investments in SAFE and Net Lease Venture II (refer to Note 8). The Real Estate Finance segment includes all of the Company's activities related to senior and mezzanine real estate loans and real estate related securities. The Operating Properties segment includes the Company's activities and operations related to its commercial and residential properties. The Land and Development segment includes the Company's activities related to its developable land portfolio.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/ Other(1)	Company Total
Year Ended December 31, 2020
Operating lease income	$167,152	$—	$21,214	$356	$—	$188,722
Interest income	3,440	56,676	—	—	—	60,116
Interest income from sales-type leases	33,552	—	—	—	—	33,552
Other income	18,116	11,975	8,065	19,030	26,671	83,857
Land development revenue	—	—	—	164,702	—	164,702
Earnings (losses) from equity method investments	56,130	—	(16,361)	3,432	(1,075)	42,126
Income from sales of real estate	6,056	—	262	—	—	6,318
Total revenue and other earnings	284,446	68,651	13,180	187,520	25,596	579,393
Real estate expense	(26,571)	—	(22,936)	(22,986)	—	(72,493)
Land development cost of sales	—	—	—	(177,727)	—	(177,727)
Other expense	—	(266)	—	—	(303)	(569)
Allocated interest expense	(101,208)	(23,390)	(8,951)	(17,940)	(18,085)	(169,574)
Allocated general and administrative(2)	(23,223)	(6,622)	(2,591)	(9,990)	(19,099)	(61,525)
Segment profit (loss)(3)	$133,444	$38,373	$(21,298)	$(41,123)	$(11,891)	$97,505
Other significant items:
Provision for loan losses	$186	$8,866	$—	$—	$—	$9,052
Provision for losses on net investment in leases	1,760	—	—	—	—	1,760
Impairment of assets	2,037	—	3,052	2,738	—	7,827
Depreciation and amortization	50,767	—	5,142	952	1,231	58,092
Capitalized expenditures	21,764	—	1,636	30,506	—	53,906

Year Ended December 31, 2019
Operating lease income	$177,679	$—	$28,423	$286	$—	$206,388
Interest income	2,018	75,636	—	—	—	77,654
Interest income from sales-type leases	20,496	—	—	—	—	20,496
Other income	16,718	4,946	17,384	7,838	8,477	55,363
Land development revenue	—	—	—	119,595	—	119,595
Earnings (losses) from equity method investments	29,235	—	8,298	4,322	(6)	41,849
Selling profit from sales-type leases	180,416	—	—	—	—	180,416
Income from sales of real estate	224,654	—	11,969	—	—	236,623
Total revenue and other earnings	651,216	80,582	66,074	132,041	8,471	938,384
Real estate expense	(24,786)	—	(35,322)	(32,318)	—	(92,426)
Land development cost of sales	—	—	—	(109,663)	—	(109,663)
Other expense	—	(462)	—	—	(12,658)	(13,120)
Allocated interest expense	(95,154)	(29,587)	(10,249)	(20,706)	(28,223)	(183,919)
Allocated general and administrative(2)	(25,990)	(8,254)	(2,887)	(11,957)	(19,085)	(68,173)
Segment profit (loss) (3)	505,286	$42,279	$17,616	$(42,603)	$(51,495)	$471,083
Other significant non-cash items:
Provision for loan losses	$—	$6,482	$—	$—	$—	$6,482
Impairment of assets	2,471	—	3,853	6,427	668	13,419
Depreciation and amortization	51,091	—	4,977	977	1,214	58,259
Capitalized expenditures	31,445	—	5,617	99,031	—	136,093

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/ Other(1)	Company Total

Year Ended December 31, 2018
Operating lease income	$151,958	$—	$55,677	$557	$—	$208,192
Interest income	—	97,878	—	—	—	97,878
Other income	4,286	4,556	54,361	7,320	11,819	82,342
Land development revenue	—	—	—	409,710	—	409,710
Earnings (losses) from equity method investments	8,479	—	(1,003)	(3,110)	(9,373)	(5,007)
Gain from consolidation of equity method investment	67,877	—	—	—	—	67,877
Income from sales of real estate	45,038	—	80,966	—	—	126,004
Total revenue and other earnings	277,638	102,434	190,001	414,477	2,446	986,996
Real estate expense	(17,033)	—	(80,570)	(41,686)	—	(139,289)
Land development cost of sales	—	—	—	(350,181)	—	(350,181)
Other expense	—	(1,578)	—	—	(4,462)	(6,040)
Allocated interest expense	(63,706)	(40,653)	(18,618)	(21,897)	(38,877)	(183,751)
Allocated general and administrative(2)	(20,713)	(12,997)	(6,574)	(14,313)	(19,975)	(74,572)
Segment profit (loss) (3)	$176,186	$47,206	$84,239	$(13,600)	$(60,868)	$233,163
Other significant non-cash items:
Provision for loan losses	$—	$16,937	$—	$—	$—	$16,937
Impairment of assets	10,391	—	79,991	56,726	—	147,108
Depreciation and amortization	38,588	—	17,417	1,353	1,341	58,699
Capitalized expenditures	40,215	—	19,912	144,595	—	204,722

iStar Inc.
Notes to Consolidated Financial Statements (Continued)

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/ Other(1)	Company Total
As of December 31, 2020
Real estate
Real estate, net	$1,291,903	$—	$192,378	$—	$—	$1,484,281
Real estate available and held for sale	—	—	5,212	—	—	5,212
Total real estate	1,291,903	—	197,590	—	—	1,489,493
Net investment in leases	429,101	—	—	—	—	429,101
Land and development, net	—	—	—	430,663	—	430,663
Loans receivable and other lending investments, net	45,398	686,932	—	—	—	732,330
Other investments	1,016,710	—	58,739	31,200	69,911	1,176,560
Total portfolio assets	$2,783,112	$686,932	$256,329	$461,863	$69,911	4,258,147
Cash and other assets						603,661
Total assets						$4,861,808

As of December 31, 2019
Real estate
Real estate, net	$1,327,082	$—	$200,137	$—	$—	$1,527,219
Real estate available and held for sale	—	—	8,650	—	—	8,650
Total real estate	1,327,082	—	208,787	—	—	1,535,869
Net investment in leases	418,915	—	—	—	—	418,915
Land and development, net	—	—	—	580,545	—	580,545
Loans receivable and other lending investments, net	44,339	783,522	—	—	—	827,861
Other investments	760,068	—	61,686	42,866	43,255	907,875
Total portfolio assets	$2,550,404	$783,522	$270,473	$623,411	$43,255	4,271,065
Cash and other assets						814,044
Total assets						$5,085,109
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
(2)General and administrative excludes stock-based compensation expense of $39.4 million, $30.4 million and $17.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Segment profit	$97,505	$471,083	$233,163
Less: Provision for loan losses	(9,052)	(6,482)	(16,937)
Less: Provision for losses on net investment in leases	(1,760)	—	—
Less: Impairment of assets	(7,827)	(13,419)	(147,108)
Less: Depreciation and amortization	(58,092)	(58,259)	(58,699)
Less: Stock-based compensation expense	(39,354)	(30,436)	(17,563)
Less: Income tax expense	(235)	(438)	(815)
Less: Loss on early extinguishment of debt, net	(12,038)	(27,724)	(10,367)
Net income (loss)	$(30,853)	$334,325	$(18,326)

iStar Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
($ in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2018
Reserve for loan losses(1)(2)	$78,489	$16,937	$—	$(42,031)	$53,395
Allowance for doubtful accounts(2)	2,610	1,300	—	(639)	3,271
Allowance for deferred tax assets(2)	63,258	14,849	—	—	78,107
	$144,357	$33,086	$—	$(42,670)	$134,773
For the Year Ended December 31, 2019
Reserve for loan losses(1)(2)	$53,395	$6,482	$—	$(31,243)	$28,634
Allowance for doubtful accounts(2)	3,271	(696)	—	(633)	1,942
Allowance for deferred tax assets(2)	78,107	1,538	—	—	79,645
	$134,773	$7,324	$—	$(31,876)	$110,221
For the Year Ended December 31, 2020
Reserve for loan losses(1)(2)	$28,634	$9,696	$729	$(25,889)	$13,170
Allowance for doubtful accounts(2)	1,942	1,601	—	(1,866)	1,677
Allowance for deferred tax assets(2)	79,645	456	—	—	80,101
	$110,221	$11,753	$729	$(27,755)	$94,948
_____________________________________________________________
(1)Refer to Note 7 to the Company's consolidated financial statements.
(2)Refer to Note 3 to the Company's consolidated financial statements.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2020
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Tempe, Arizona	OFF001	$—	(1)	$1,033	$6,652	$2,942	$1,033	$9,594	$10,627	$5,324	1999	40.0
Tempe, Arizona	OFF002	—	(1)	1,033	6,652	491	1,033	7,143	8,176	3,724	1999	40.0
Tempe, Arizona	OFF003	—	(1)	1,033	6,652	556	1,033	7,208	8,241	3,750	1999	40.0
Tempe, Arizona	OFF004	—	(1)	701	4,339	2,171	701	6,510	7,211	2,845	1999	40.0
Alameda, California	OFF005	26,025		9,702	29,831	1,167	9,702	30,998	40,700	2,397	2018	40.0
Ft. Collins, Colorado	OFF006	—		—	16,752	(11,239)	—	5,513	5,513	474	2002	40.0
Lisle, Illinois	OFF007	21,115		7,681	30,230	—	7,681	30,230	37,911	2,411	2018	40.0
Cockeysville, Maryland	OFF008	115,000		19,529	148,286	(85)	19,529	148,201	167,730	8,269	2018	40.0
Chelmsford, Massachusetts	OFF009	5,931		1,600	21,947	285	1,600	22,232	23,832	10,540	2002	40.0
Jersey City, New Jersey	OFF010	63,500		—	99,296	—	—	99,296	99,296	4,571	2019	40.0
Mt. Laurel, New Jersey	OFF011	46,787		7,726	74,429	10	7,724	74,441	82,165	33,620	2002	40.0
Riverview, New Jersey	OFF012	6,850		1,008	13,763	206	1,008	13,969	14,977	5,847	2004	40.0
Riverview, New Jersey	OFF013	16,288		2,456	28,955	814	2,456	29,769	32,225	12,511	2004	40.0
North Hills, New York	OFF014	70,149		19,631	104,527	—	19,631	104,527	124,158	6,840	2018	40.0
Austin, Texas	OFF015	91,000		—	88,136	17,436	—	105,572	105,572	3,811	2019	40.0
Oakton, Virginia	OFF016	54,085		14,242	68,610	—	14,242	68,610	82,852	5,175	2018	40.0
Subtotal		$516,730		$87,375	$749,057	$14,754	$87,373	$763,813	$851,186	$112,109
INDUSTRIAL FACILITIES:
Montague, Michigan	IND001	—	(1)	598	9,814	—	598	9,814	10,412	4,540	2007	40.0
Little Falls, Minnesota	IND002	—	(1)	6,705	17,690	—	6,225	18,170	24,395	7,228	2005	40.0
Jacksonville, Ohio	IND003	52,410		1,990	56,329	23,979	1,990	80,308	82,298	4,302	2018	40.0
El Reno, Oklahoma	IND004	7,903		401	7,644	—	401	7,644	8,045	1,023	2018	40.0
Fort Worth, Texas	IND005	7,903		2,341	17,142	—	2,341	17,142	19,483	1,343	2018	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2020
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
Chippewa Falls, Wisconsin	IND006	29,670	2,845	55,805	273	2,845	56,078	58,923	4,397		2018	40.0
Subtotal		$97,886	$14,880	$164,424	$24,252	$14,400	$189,156	$203,556	$22,833
LAND:
Scottsdale, Arizona	LAN001	—	1,400	—	800	2,200	—	2,200	—		2011	0
Whittmann, Arizona	LAN002	—	96,700	—	—	96,700	—	96,700	—		2010	0
Mammoth Lakes, California	LAN003	—	28,464	2,836	(19,517)	8,947	2,836	11,783	2,836	(3)	2010	0
Naples, Florida	LAN004	—	26,600	—	(20,516)	26,600	(20,516)	6,084	5		2010	0
Chicago, Illinois	LAN005	—	31,500	—	—	31,500	—	31,500	—		2016	0
Asbury Park, New Jersey	LAN006	—	43,300	—	39,736	83,036	—	83,036	1,123		2009	0
Asbury Park, New Jersey	LAN007	—	3,992	—	106,934	110,926	—	110,926	—	(3)	2009	0
Asbury Park, New Jersey	LAN008	—	111	5,954	2,206	2,317	5,954	8,271	—		2009	0
Brooklyn, New York	LAN009	—	58,900	—	(19,874)	39,026	—	39,026	—		2011	0
Long Beach, New York	LAN010	—	52,461	—	(22,461)	30,000	—	30,000	—		2009	0
Wawarsing, New York	LAN011	—	4,600	—	—	4,600	—	4,600	—		2018	0
Chesterfield County, Virginia	LAN012	—	72,138	—	35,137	107,275	—	107,275	5,944		2009	0
Subtotal		$—	$420,166	$8,790	$102,445	$543,127	$(11,726)	$531,401	$9,908
ENTERTAINMENT:
Birmingham, Alabama	ENT001	1,618	1,939	1,840	—	1,939	1,840	3,779	288		2018	40.0
Avondale, Arizona	ENT002	1,293	389	2,074	1	389	2,075	2,464	195		2018	40.0
Glendale, Arizona	ENT003	2,281	1,750	2,118	—	1,750	2,118	3,868	314		2018	40.0
Gilbert, Arizona	ENT004	4,801	1,969	3,552	—	1,969	3,552	5,521	412		2018	40.0
Mesa, Arizona	ENT005	1,448	970	1,710	—	970	1,710	2,680	190		2018	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2020
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Scottsdale, Arizona	ENT006	1,694		1,205	1,933	—	1,205	1,933	3,138	204	2018	40.0
Tucson, Arizona	ENT007	948		456	877	1	456	878	1,334	114	2018	40.0
Chula Vista, California	ENT008	2,552		2,032	4,869	—	2,032	4,869	6,901	554	2018	40.0
Fontana, California	ENT009	1,578		1,097	1,882	1	1,097	1,883	2,980	244	2018	40.0
Moreno Valley, California	ENT010	1,503		990	1,910	—	990	1,910	2,900	228	2018	40.0
Murrieta, California	ENT011	2,754		1,649	3,803	—	1,649	3,803	5,452	431	2018	40.0
Norco, California	ENT012	2,570		1,503	3,608	—	1,503	3,608	5,111	394	2018	40.0
Palmdale, California	ENT013	1,103		777	1,963	—	777	1,963	2,740	263	2018	40.0
San Diego, California	ENT014	—	(1)	—	18,000	—	—	18,000	18,000	7,303	2003	40.0
Thousand Oaks, California	ENT015	—	(1)	—	1,953	28,817	—	30,770	30,770	8,201	2008	40.0
Upland, California	ENT016	1,578		1,167	1,930	—	1,167	1,930	3,097	235	2018	40.0
Brampton, ONT, Canada	ENT017	2,074		1,231	2,491	—	1,231	2,491	3,722	294	2018	40.0
Aurora, Colorado	ENT018	1,596		1,057	1,719	—	1,057	1,719	2,776	222	2018	40.0
Colorado Springs, Colorado	ENT019	1,087		497	820	—	497	820	1,317	120	2018	40.0
Lakewood, Colorado	ENT020	1,513		713	2,206	—	713	2,206	2,919	187	2018	40.0
Lone Tree, Colorado	ENT021	5,458		2,880	5,586	—	2,880	5,586	8,466	576	2018	40.0
Westminster, Colorado	ENT022	1,601		1,018	1,886	—	1,018	1,886	2,904	223	2018	40.0
Wheat Ridge, Colorado	ENT023	1,038		669	1,671	—	669	1,671	2,340	198	2018	40.0
Apopka, Florida	ENT024	1,139		757	1,347	—	757	1,347	2,104	171	2018	40.0
Boca Raton, Florida	ENT025	—	(1)	—	41,809	—	—	41,809	41,809	24,456	2005	27.0
Boynton Beach, Florida	ENT026	—	(1)	6,550	—	17,118	6,533	17,135	23,668	5,852	2006	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2020
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Margate, Florida	ENT027	1,222		513	493	—	513	493	1,006	52	2018	40.0
Melbourne, Florida	ENT028	1,287		843	1,537	—	843	1,537	2,380	198	2018	40.0
St. Petersburg, Florida	ENT029	—	(1)	4,200	18,272	2,591	4,200	20,863	25,063	7,240	2005	40.0
W. Palm Beach, Florida	ENT030	—	(1)	—	19,337	3,863	—	23,200	23,200	7,659	2005	40.0
Augusta, Georgia	ENT031	1,885		1,383	3,776	—	1,383	3,776	5,159	378	2018	40.0
Kennesaw, Georgia	ENT032	4,484		2,098	5,113	(1)	2,098	5,112	7,210	500	2018	40.0
Lawrenceville, Georgia	ENT033	1,412		911	1,285	—	911	1,285	2,196	158	2018	40.0
Marietta, Georgia	ENT034	2,043		1,180	1,436	—	1,180	1,436	2,616	170	2018	40.0
Marietta, Georgia	ENT035	1,215		715	760	—	715	760	1,475	110	2018	40.0
Norcross, Georgia	ENT036	2,283		1,110	380	—	1,110	380	1,490	100	2018	40.0
Roswell, Georgia	ENT037	2,022		893	311	1	893	312	1,205	53	2018	40.0
Algonquin, Illinois	ENT038	2,990		1,312	4,041	—	1,312	4,041	5,353	524	2018	40.0
Buffalo Grove, Illinois	ENT039	1,627		861	3,945	—	861	3,945	4,806	397	2018	40.0
Chicago, Illinois	ENT040	—	(1)	8,803	57	33,479	8,803	33,536	42,339	10,166	2006	40.0
Glendale Heights, Illinois	ENT041	1,050		455	819	1	455	820	1,275	79	2018	40.0
Lake Zurich, Illinois	ENT042	1,163		924	238	1	924	239	1,163	161	2018	40.0
Mount Prospect, Illinois	ENT043	1,188		704	956	(1)	704	955	1,659	109	2018	40.0
Romeoville, Illinois	ENT044	2,863		2,254	3,251	—	2,254	3,251	5,505	481	2018	40.0
Roselle, Illinois	ENT045	1,058		730	682	—	730	682	1,412	121	2018	40.0
River Grove, Illinois	ENT046	1,720		1,754	3,289	(1)	1,754	3,288	5,042	397	2018	40.0
Vernon Hills, Illinois	ENT047	949		600	666	—	600	666	1,266	107	2018	40.0
Waukegan, Illinois	ENT048	603		342	670	—	342	670	1,012	83	2018	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2020
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Woodridge, Illinois	ENT049	1,135		829	1,597	(1)	829	1,596	2,425	200	2018	40.0
Columbia, Maryland	ENT050	1,653		1,762	1,300	—	1,762	1,300	3,062	207	2018	40.0
Ellicott City, Maryland	ENT051	1,286		889	1,632	1	889	1,633	2,522	161	2018	40.0
Blaine, Minnesota	ENT052	2,542		1,801	2,814	(1)	1,801	2,813	4,614	417	2018	40.0
Brooklyn Park, Minnesota	ENT053	2,534		1,455	2,036	—	1,455	2,036	3,491	300	2018	40.0
Burnsville, Minnesota	ENT054	—	(1)	2,962	—	17,164	2,962	17,164	20,126	6,877	2006	40.0
Eden Prairie, Minnesota	ENT055	2,589		1,496	2,117	—	1,496	2,117	3,613	277	2018	40.0
Lakeville, Minnesota	ENT056	2,591		1,910	3,373	—	1,910	3,373	5,283	384	2018	40.0
Rochester, Minnesota	ENT057	—	(1)	2,437	8,715	2,098	2,437	10,813	13,250	4,830	2006	40.0
St. Peters, Missouri	ENT058	2,818		1,936	3,381	—	1,936	3,381	5,317	378	2014	40.0
Valley Park, Missouri	ENT059	1,326		803	1,408	—	803	1,408	2,211	153	2014	40.0
Asbury Park, New Jersey	ENT060	—		750	10,670	798	750	11,468	12,218	868	2017	40.0
Fairlawn, New Jersey	ENT061	1,542		1,141	2,094	—	1,141	2,094	3,235	205	2018	40.0
Turnersville, New Jersey	ENT062	1,413		1,354	1,314	—	1,354	1,314	2,668	252	2018	40.0
Brooklyn, New York	ENT063	—		3,277	—	501	587	3,191	3,778	169	2013	40.0
N. Ridgeville, Ohio	ENT064	921		290	1,057	—	290	1,057	1,347	79	2018	40.0
Belle Vernon, Pennsylvania	ENT065	801		410	759	—	410	759	1,169	113	2018	40.0
Denton, Texas	ENT066	1,135		712	763	—	712	763	1,475	97	2018	40.0
Ft. Worth, Texas	ENT067	926		379	266	—	379	266	645	48	2018	40.0
Watauga, Texas	ENT068	2,062		1,073	2,274	—	1,073	2,274	3,347	241	2018	40.0

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2020
($ in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Lynnwood, Washington	ENT069	2,071		1,608	4,010	—	1,608	4,010	5,618	447	2018	40.0
Quincy, Washington	ENT070	—	(1)	1,500	6,500	—	1,500	6,500	8,000	3,246	2003	40.0
Subtotal		$105,636		$96,624	$242,951	$106,431	$93,917	$352,089	$446,006	$101,061
RETAIL:
Colorado Springs, Colorado	RET001	—	(1)	2,631	279	5,195	2,607	5,498	8,105	1,860	2006	40.0
St. Augustine, Florida	RET002	—	(1)	3,950	—	10,285	3,908	10,327	14,235	3,674	2005	40.0
Honolulu, Hawaii	RET003	—		3,393	21,155	(7,132)	3,393	14,023	17,416	4,546	2009	40.0
Chicago, Illinois	RET004	—	(1)	—	336	2,275	—	2,611	2,611	1,460	2010	40.0
Albuquerque, New Mexico	RET005	—	(1)	1,733	—	8,728	1,705	8,756	10,461	3,235	2005	40.0
Hamburg, New York	RET006	—	(1)	731	6,073	699	711	6,792	7,503	2,859	2005	40.0
Anthony, Texas	RET007	—	(1)	3,538	4,215	(187)	3,514	4,052	7,566	1,499	2005	40.0
Draper, Utah	RET008	—	(1)	3,502	—	5,975	3,502	5,975	9,477	2,107	2005	40.0
Subtotal		$—		$19,478	$32,058	$25,838	$19,340	$58,034	$77,374	$21,240
HOTEL:
Honolulu, Hawaii	HOT001	—		17,996	17,996	(31,160)	3,419	1,413	4,832	4,531	2009	40.0
Asbury Park, New Jersey	HOT002	—		297	18,299	3,896	297	22,195	22,492	1,850	2019	40.0
Asbury Park, New Jersey	HOT003	—		120	6,548	10	120	6,558	6,678	246	2019	40.0
Asbury Park, New Jersey	HOT004	—		3,815	40,194	4,052	3,815	44,246	48,061	8,433	2016	40.0
Subtotal		$—		$22,228	$83,037	$(23,202)	$7,651	$74,412	$82,063	$15,060
APARTMENT/RESIDENTIAL:
Mammoth, California	APA001	—		10,078	40,312	(50,315)	15	60	75	—	2007	0
Atlanta, Georgia	APA002	—		2,963	11,850	(10,171)	928	3,714	4,642	—	2010	0
Jersey City, New Jersey	APA003	—		36,405	64,719	(100,930)	69	125	194	—	2009	0
Subtotal		$—		$49,446	$116,881	$(161,416)	$1,012	$3,899	$4,911	$—

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2020
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at Close of Period
Location		Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total		Accumulated Depreciation		Date Acquired	Depreciable Life (Years)
MIXED USE:
Riverside, California	MXU001	—	5,869	629	2	5,869	631	6,500		630		2010	40.0
Subtotal		$—	$5,869	$629	$2	$5,869	$631	$6,500		$630
Total		$720,252	$716,066	$1,397,827	$89,104	$772,689	$1,430,308	$2,202,997	(4)	$282,841	(5)
_______________________________________________________________________________
(1)Consists of properties pledged as collateral under the Company's secured credit facilities with a carrying value of $263.4 million.
(2)Includes impairments and unit sales.
(3)These properties have land improvements which have depreciable lives of 15 to 20 years.
(4)The aggregate cost for Federal income tax purposes was approximately $2.56 billion at December 31, 2020.
(5)Includes $10.5 million and $4.5 million relating to accumulated depreciation for land and development assets and real estate assets held for sale, respectively, as of December 31, 2020.

The following table reconciles real estate from January 1, 2018 to December 31, 2020:

	2020	2019	2018
Balance at January 1	$2,364,413	$2,710,512	$2,577,195
Improvements and additions	53,906	134,035	203,124
Acquisitions through foreclosure	—	—	4,600
Other acquisitions	—	231,436	762,207
Dispositions	(209,532)	(464,648)	(656,900)
Other(1)	—	(236,545)	—
Impairments	(5,790)	(10,377)	(179,714)
Balance at December 31	$2,202,997	$2,364,413	$2,710,512
_______________________________________________________________________________
(1)Refer to Note 5.

iStar Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2020
($ in thousands)

The following table reconciles accumulated depreciation from January 1, 2018 to December 31, 2020:

	2020	2019	2018
Balance at January 1	$(247,998)	$(318,724)	$(366,265)
Additions	(44,270)	(45,615)	(48,376)
Other(1)	—	44,200	—
Dispositions	9,427	72,141	95,917
Balance at December 31	$(282,841)	$(247,998)	$(318,724)
_______________________________________________________________________________
(1)Refer to Note 5.

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2020
($ in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms(1)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(2)(3)
Senior Mortgages:
Borrower A	Mixed Use/Mixed Collateral	LIBOR + 4.50%	LIBOR + 4.50%	January, 2021	IO	$—	$83,579	$83,846
Borrower B	Land	LIBOR + 6.00%	LIBOR + 6.00%	March, 2021	IO	$—	58,161	58,070
Borrower C	Apartment/Residential	Fixed: 6.00%	Fixed: 6.00%	April, 2021	IO	—	61,805	61,740
Borrower D	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	June, 2021	IO	—	53,055	53,033
Borrower E	Mixed Use/Mixed Collateral	LIBOR + 6.75%	LIBOR + 6.75%	June, 2021	IO	—	52,552	52,563
Borrower F	Mixed Use/Mixed Collateral	LIBOR + 4.75%	LIBOR + 4.75%	July, 2021	IO	—	51,705	51,629
Borrower G	Hotel	LIBOR + 4.50%	LIBOR + 4.50%	February, 2021	IO	—	42,501	42,501
Borrower H	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	December, 2021	IO	—	24,585	24,610
Borrower I	Apartment/Residential	LIBOR + 2.65%	LIBOR + 2.65%	November, 2023	IO	—	22,500	20,115
Borrower J	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	September, 2021	IO	—	20,955	20,999
Senior mortgages individually <3%	Apartment/Residential, Retail, Mixed Use/Mixed Collateral, Office, Hotel, Land, or Other	Fixed: 9.68% Variable: LIBOR + 5.00%	Fixed: 9.68% Variable: LIBOR + 5.00%	2021 to 2024	IO	—	15,694	15,807
							487,092	484,913
Subordinate Mortgages:
Subordinate mortgages individually <3%	Hotel	Fixed: 6.80%	Fixed: 6.80%	September, 2057	IO	—	11,637	11,640
							11,637	11,640
Total mortgages							$498,729	$496,553
_______________________________________________________________________________
(1)IO = Interest only.
(2)Amounts are presented net of asset-specific allowances of $0.7 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.
(3)The carrying amount of mortgages approximated the federal income tax basis.

iStar Inc.
Schedule IV—Mortgage Loans on Real Estate (Continued)
As of December 31, 2020
($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

    The following table reconciles Mortgage Loans on Real Estate from January 1, 2018 to December 31, 2020:(1)

	2020	2019	2018
Balance at January 1	$561,761	$730,515	$752,129
Additions:
New mortgage loans	19,975	11,667	381,133
Additions under existing mortgage loans	72,574	164,120	157,702
Other(2)	25,867	25,740	25,778
Deductions(3):
Collections of principal	(178,662)	(355,769)	(501,466)
Provision for loan losses	(4,930)	(493)	(45)
Transfers to real estate and equity investments	—	(13,987)	(84,684)
Amortization of premium	(32)	(32)	(32)
Balance at December 31	$496,553	$561,761	$730,515
______________________________________________________________
(1)    Balances represent the carrying value of loans, which are net of asset specific allowances.
(2)    Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.
(3)    Amount is presented net of charge-offs of $25.9 million and $19.2 million for the years ended December 31, 2020 and 2019.

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
Based upon their evaluation as of December 31, 2020, the Chief Executive Officer and the principal financial officer (whose functions are currently being performed by the Company's Chief Accounting Officer) concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
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
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2020.
The Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
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
Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.
(b)Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Restated Charter of the Company (including the Articles Supplementary for each Series of the Company's Preferred Stock).(1)
3.2	Amended and Restated Bylaws of the Company.(2)
3.6	Articles Supplementary relating to Series D Preferred Stock.(3)
3.8	Articles Supplementary relating to Series G Preferred Stock.(4)
3.9	Articles Supplementary relating to Series I Preferred Stock.(5)
4.1	Form of 8.00% Series D Cumulative Redeemable Preferred Stock Certificate.(3)
4.2	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(4)
4.3	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(5)
4.4	Form of Stock Certificate for the Company's Common Stock.(6)
4.5	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(7)
4.6	Twenty-Ninth Supplemental Indenture, dated as of March 13, 2017, governing the 6.00% Senior Notes Due 2022.(8)
4.7	Form of Global Note, No. 1, evidencing 6.00% Senior Notes due 2022.(8)
4.8	Form of Global Note, No. 1, evidencing 5.500% Senior Notes due 2026*
4.9	Thirty-Fifth Supplemental Indenture, dated September 1, 2020, governing the 5.500% Senior Notes due 2026*
4.10	Thirty-Second Supplemental Indenture, dated as of September 20, 2017, governing the 3.125% Senior Notes due 2022.(9)
4.11	Form of Global Note, No. 1, evidencing 3.125% Senior Notes due 2022.(9)
4.12	Thirty-Third Supplemental Indenture, dated as of September 16, 2019, governing the 4.75% Senior Notes due 2024.(10)
4.13	Thirty-Fourth Supplemental Indenture, dated as of December 16, 2019, governing the 4.25% Senior Notes due 2025.(11)
4.14	Description of Common and Preferred Stock
10.1	iStar Inc. 2009 Long Term Incentive Compensation Plan.(12)
10.2	iStar Inc. 2013 Performance Incentive Plan.(12)
10.3	Form of Restricted Stock Unit Award Agreement.(13)
10.4	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(14)
10.5	Form of Award Agreement For Investment Pool.(6)
10.6
Amended and Restated Credit Agreement, dated as of June 23, 2016, by the Company, the banks set forth therein and J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A., Bank Of America, N.A. and Barclays Bank PLC as joint lead arrangers.(15)

10.7	Security Agreement, dated as of June 23, 2016, made by the Company, and the other parties thereto in favor of J.P. Morgan Chase Bank, N.A., as administrative agent.(15)
10.8	Third Amendment, dated as of June 28, 2018, to the Amended and Restated Credit Agreement referenced at Exhibit 10.8 (16)
10.9	Amended and Restated Credit Agreement dated as of September 27, 2019, among the Company, the other parties named therein and JPMorgan Chase Bank, N.A. as administrative agent.(17)
10.10	Stockholder Agreement, dated as of January 2, 2019, between iStar Inc., and Safehold Inc.(18)
10.11	Amended and Restated Management Agreement, dated as of January 2, 2019, among Safehold Inc., SFTY Manager LLC and iStar Inc.(18)
10.12	First Amendment to Stockholder Agreement, dated as of January 14, 2020, between iStar Inc. and Safehold Inc. (19)
10.13	First Amendment to Amended and Restated Management Agreement, dated as of January 14, 2020, among Safehold Inc., SFTY Manager LLC and iStar Inc.(19)
10.14	First Amendment to Exclusivity Agreement, dated as of January 14, 2020, between the Company and Safehold Inc. (19)
14.0	iStar Inc. Code of Conduct.(20)
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
100*	Inline XBRL-related documents
101	Interactive data file
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
(17)    Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on October 31, 2019.
(18)    Incorporated by reference from the Company's Current Report on Form 8-K filed on January 3, 2019.
(19)    Incorporated by reference from the Company's Current Report on Form 8-K filed on January 15, 2020.
(20)    Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
*    Incorporated by reference from the Company's Current Report on Form 8-K filed on September 1, 2020.

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

iStar Inc. Registrant
Date:	February 23, 2021	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iStar Inc. Registrant
Date:	February 23, 2021	/s/ JEREMY FOX-GEEN
Jeremy Fox-Geen Chief Financial Officer (principal financial officer)
iStar Inc. Registrant
Date:	February 23, 2021	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2021	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 23, 2021	/s/ CLIFFORD DE SOUZA
Clifford De Souza Director

Date:	February 23, 2021	/s/ DAVID EISENBERG
David Eisenberg Director

Date:	February 23, 2021	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 23, 2021	/s/ RICHARD LIEB
Richard Lieb Director

Date:	February 23, 2021	/s/ BARRY W. RIDINGS
Barry W. Ridings Director

Date:	February 23, 2021	/s/ ANITA SANDS
Anita Sands Director