Form 10-Q
period 2021-03-31
ISTAR INC.
filed 2021-04-29
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2021
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
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of April 27, 2021, there were 73,235,779 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
iStar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)(1)
(unaudited)

	As of
	March 31, 2021	December 31, 2020
ASSETS
Real estate
Real estate, at cost	$1,753,378	$1,752,053
Less: accumulated depreciation	(278,985)	(267,772)
Real estate, net	1,474,393	1,484,281
Real estate available and held for sale	2,600	5,212
Total real estate	1,476,993	1,489,493
Net investment in leases ($9,270 and $10,871 of allowances as of March 31, 2021 and December 31, 2020, respectively)	431,126	429,101
Land and development, net	406,781	430,663
Loans receivable and other lending investments, net ($9,058 and $13,170 of allowances as of March 31, 2021 and December 31, 2020, respectively)	533,716	732,330
Loan receivable held for sale	16,086	—
Other investments	1,237,295	1,176,560
Cash and cash equivalents	193,852	98,633
Accrued interest and operating lease income receivable, net	8,686	10,061
Deferred operating lease income receivable, net	60,812	58,128
Deferred expenses and other assets, net	428,244	436,839
Total assets	$4,793,591	$4,861,808
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$451,010	$467,922
Liabilities associated with properties held for sale	231	27
Loan participations payable, net	—	42,501
Debt obligations, net	3,291,343	3,286,975
Total liabilities	3,742,584	3,797,425
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 14)	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 73,440 and 73,967 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	73	74
Additional paid-in capital	3,204,862	3,240,535
Accumulated deficit	(2,309,763)	(2,316,972)
Accumulated other comprehensive loss (refer to Note 14)	(41,858)	(52,680)
Total iStar Inc. shareholders' equity	853,326	870,969
Noncontrolling interests	197,681	193,414
Total equity	1,051,007	1,064,383
Total liabilities and equity	$4,793,591	$4,861,808
_______________________________________________________________________________
(1)Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Operating lease income	$47,444	$47,346
Interest income	10,650	17,216
Interest income from sales-type leases	8,627	8,355
Other income	14,290	20,368
Land development revenue	32,249	80,176
Total revenues	113,260	173,461
Costs and expenses:
Interest expense	39,563	43,392
Real estate expense	16,894	22,498
Land development cost of sales	29,323	77,059
Depreciation and amortization	15,455	14,486
General and administrative	21,439	34,271
(Recovery of) provision for loan losses	(3,794)	4,003
(Recovery of) provision for losses on net investment in leases	(1,601)	1,292
Impairment of assets	1,785	1,708
Other expense	253	74
Total costs and expenses	119,317	198,783
Income from sales of real estate	612	—
Loss from operations before earnings from equity method investments and other items	(5,445)	(25,322)
Loss on early extinguishment of debt, net	—	(4,115)
Earnings from equity method investments	12,769	16,612
Net income (loss) before income taxes	7,324	(12,825)
Income tax benefit (expense)	665	(60)
Net income (loss)	7,989	(12,885)
Net (income) attributable to noncontrolling interests	(2,520)	(2,691)
Net income (loss) attributable to iStar Inc.	5,469	(15,576)
Preferred dividends	(5,874)	(5,874)
Net loss allocable to common shareholders	$(405)	$(21,450)
Per common share data:
Net loss allocable to common shareholders:
Basic	$(0.01)	$(0.28)
Diluted	$(0.01)	$(0.28)
Weighted average number of common shares:
Basic	73,901	77,444
Diluted	73,901	77,444

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$7,989	$(12,885)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges into earnings upon realization(1)	2,338	1,314
Unrealized (losses) gains on available-for-sale securities	(1,031)	203
Unrealized gains (losses) on cash flow hedges	11,973	(27,776)
Other comprehensive income (loss)	13,280	(26,259)
Comprehensive income (loss)	21,269	(39,144)
Comprehensive (income) loss attributable to noncontrolling interests	(4,978)	2,753
Comprehensive income (loss) attributable to iStar Inc.	$16,291	$(36,391)
_______________________________________________________________________________
(1)Amounts reclassified to "Interest expense" in the Company's consolidated statements of operations for the three months ended March 31, 2021 and 2020 are $2,104 and $1,088, respectively. Amounts reclassified to "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations for the three months ended March 31, 2021 and 2020 are $234 and $226, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	iStar Inc. Shareholders' Equity
	Preferred Stock(1)	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	$12	$74	$3,240,535	$(2,316,972)	$(52,680)	$193,414	$1,064,383
Impact from adoption of new accounting standards (refer to Note 3)	—	—	(25,869)	15,850	—	—	(10,019)
Dividends declared—preferred	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.11 per share)	—	—	—	(8,236)	—	—	(8,236)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	2,572	—	—	1,370	3,942
Net income	—	—	—	5,469	—	2,520	7,989
Change in accumulated other comprehensive income (loss)	—	—	—	—	10,822	2,458	13,280
Repurchase of stock	—	(1)	(12,376)	—	—	—	(12,377)
Contributions from noncontrolling interests	—	—	—	—	—	64	64
Distributions to noncontrolling interests	—	—	—	—	—	(2,145)	(2,145)
Balance as of March 31, 2021	$12	$73	$3,204,862	$(2,309,763)	$(41,858)	$197,681	$1,051,007

Balance as of December 31, 2019	$12	$78	$3,284,877	$(2,205,838)	$(38,707)	$197,538	$1,237,960
Impact from adoption of new accounting standards	—	—	—	(12,382)	—	—	(12,382)
Dividends declared—preferred	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.10 per share)	—	—	—	(7,834)	—	—	(7,834)
Issuance of stock/restricted stock unit amortization, net(2)	—		2,222	—	—	727	2,949
Net income (loss)	—	—	—	(15,576)	—	2,691	(12,885)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(20,815)	(5,444)	(26,259)
Repurchase of stock	—	(1)	(12,044)	—	—	—	(12,045)
Contributions from noncontrolling interests	—	—	—	—	—	163	163
Distributions to noncontrolling interests	—	—	—	—	—	(3,724)	(3,724)
Balance as of March 31, 2020	$12	$77	$3,275,055	$(2,247,504)	$(59,522)	$191,951	$1,160,069
_________________________________________________________
(1)Refer to Note 14 for details on the Company's Preferred Stock.
(2)Net of payments for withholding taxes upon vesting of stock-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,989	$(12,885)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Recovery of) provision for loan losses	(3,794)	4,003
(Recovery of) provision for losses on net investment in leases	(1,601)	1,292
Impairment of assets	1,785	1,708
Depreciation and amortization	15,455	14,486
Non-cash interest income from sales-type leases	(9,388)	(1,570)
Stock-based compensation expense	5,508	16,270
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	2,016	3,320
Amortization of discounts/premiums and deferred interest on loans, net	(3,379)	(8,404)
Deferred interest on loans received	23,703	—
Earnings from equity method investments	(12,769)	(16,612)
Distributions from operations of other investments	10,598	5,009
Deferred operating lease income	(2,684)	(3,618)
Income from sales of real estate	(612)	—
Land development revenue in excess of cost of sales	(2,926)	(3,117)
Loss on early extinguishment of debt, net	—	4,115
Other operating activities, net	(3,917)	(9,710)
Changes in assets and liabilities:
Origination of loan receivable held for sale	(16,086)	—
Changes in accrued interest and operating lease income receivable	1,945	79
Changes in deferred expenses and other assets, net	1,776	(3,039)
Changes in accounts payable, accrued expenses and other liabilities	(17,414)	(12,324)
Cash flows provided by (used in) operating activities	(3,795)	(20,997)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(50,670)	(37,977)
Capital expenditures on real estate assets	(648)	(4,008)
Capital expenditures on land and development assets	(4,134)	(15,035)
Repayments of and principal collections on loans receivable and other lending investments, net	109,926	18,346
Net proceeds from sales of loans receivable	79,560	—
Net proceeds from sales of real estate	2,967	7,493
Net proceeds from net investment in leases	6,575	—
Net proceeds from sales of land and development assets	30,801	76,776
Distributions from other investments	20,032	9,866
Contributions to and acquisition of interest in other investments	(59,866)	(118,991)
Other investing activities, net	3,092	769
Cash flows used in investing activities	137,635	(62,761)
Cash flows from financing activities:
Borrowings from debt obligations	25,000	306,180
Repayments and repurchases of debt obligations	(32,308)	(113,634)
Preferred dividends paid	(5,874)	(5,874)
Common dividends paid	(8,216)	(7,797)
Repurchase of stock	(10,775)	(18,153)
Payments for debt prepayment or extinguishment costs	—	(3,316)
Payments for deferred financing costs	(75)	(2,382)
Payments for withholding taxes upon vesting of stock-based compensation	(2,085)	(1,984)
Contributions from noncontrolling interests	64	163
Distributions to noncontrolling interests	(2,145)	(3,724)
Cash flows (used in) provided by financing activities	(36,414)	149,479
Effect of exchange rate changes on cash	(111)	(25)
Changes in cash, cash equivalents and restricted cash	97,315	65,696
Cash, cash equivalents and restricted cash at beginning of period	150,566	352,206
Cash, cash equivalents and restricted cash at end of period	$247,881	$417,902

iStar Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Supplemental disclosure of non-cash investing and financing activity:
Fundings and (repayments) of loan receivables and loan participations, net	$(42,501)	$2,110
Accrued repurchase of stock	1,802	250
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

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report").
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

    Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2021 and December 31, 2020. The following table presents the assets and liabilities of the Company's consolidated VIEs as of March 31, 2021 and December 31, 2020 ($ in thousands):

	As of
	March 31, 2021	December 31, 2020
ASSETS
Real estate
Real estate, at cost	$900,349	$899,110
Less: accumulated depreciation	(68,141)	(61,917)
Real estate, net	832,208	837,193
Land and development, net	220,273	240,137
Other investments	31	35
Cash and cash equivalents	32,756	22,571
Accrued interest and operating lease income receivable, net	2,501	1,472
Deferred operating lease income receivable, net	31,785	29,428
Deferred expenses and other assets, net	120,288	122,591
Total assets	$1,239,842	$1,253,427
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$116,224	$115,581
Debt obligations, net	482,827	488,719
Total liabilities	599,051	604,300
Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's consolidated financial statements. As of March 31, 2021, the Company's maximum exposure to loss from these investments does not exceed the sum of the $127.7 million carrying value of the investments, which are classified in "Other investments" on the Company's consolidated balance sheets, and $17.0 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

The following paragraph describes the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2021.

The Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06") on January 1, 2021 using the modified retrospective approach method. Under the modified retrospective approach, the Company recorded a cumulative effect adjustment on January 1, 2021 by increasing "Debt obligations, net" by $10.0 million, increasing retained earnings by $15.9 million and decreasing "Additional paid-in capital" by $25.9 million with respect to its 3.125% senior convertible notes (refer to Note 11). Periods presented that are prior to the adoption date of January 1, 2021 will not be adjusted. In addition, upon the adoption of ASU 2020-06, the Company is required to use a modified if-converted method when calculating earnings per share. The Company will settle conversions of the 3.125% senior convertible notes by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The if-converted method is modified so that interest expense is not added back to the numerator, and the denominator only includes the net number of incremental shares that would be issued upon conversion.

For the remainder of the Company's significant accounting policies, refer to the Company's Annual Report.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
Note 4—Real Estate
The Company's real estate assets were comprised of the following ($ in thousands):

	Net Lease(1)	Operating Properties	Total
As of March 31, 2021
Land, at cost	$188,418	$103,530	$291,948
Buildings and improvements, at cost	1,354,952	106,478	1,461,430
Less: accumulated depreciation	(260,288)	(18,697)	(278,985)
Real estate, net(1)	1,283,082	191,311	1,474,393
Real estate available and held for sale(2)	—	2,600	2,600
Total real estate	$1,283,082	$193,911	$1,476,993
As of December 31, 2020
Land, at cost	$188,418	$103,530	$291,948
Buildings and improvements, at cost	1,353,683	106,422	1,460,105
Less: accumulated depreciation	(250,198)	(17,574)	(267,772)
Real estate, net(1)	1,291,903	192,378	1,484,281
Real estate available and held for sale(2)	—	5,212	5,212
Total real estate	$1,291,903	$197,590	$1,489,493
_______________________________________________________________________________
(1)As of March 31, 2021 and December 31, 2020, real estate, net included $751.4 million and $755.5 million, respectively, of real estate of the Net Lease Venture (refer to Net Lease Venture below).
(2)As of March 31, 2021 and December 31, 2020, the Company had $2.6 million and $5.2 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

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

Real Estate Available and Held for Sale—During the three months ended March 31, 2020, the Company transferred a net lease asset with an aggregate carrying value of $25.7 million to held for sale due to an executed contract with SAFE. The net lease asset was sold to SAFE in September 2020.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Impairments—During the three months ended March 31, 2020, the Company recorded an impairment of $1.7 million in connection with the sale of a net lease asset.
Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $7.0 million and $5.9 million for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in "Operating lease income" in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts—As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts related to real estate tenant receivables was $1.0 million and $1.7 million, respectively. These amounts are included in "Accrued interest and operating lease income receivable, net" on the Company's consolidated balance sheets.
Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding customer reimbursements of expenses, in effect as of March 31, 2021, are as follows by year ($ in thousands):

Year	Net Lease	Operating Properties
2021 (remaining nine months)	$95,970	$10,877
2022	130,077	6,677
2023	121,718	6,421
2024	116,027	6,383
2025	119,483	5,720
Thereafter	1,254,867	8,247
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

As a result of the May 2019 modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" on its consolidated balance sheet. As a result of the modifications in the second and third quarter 2020, the Company reassessed this classification as required by ASC 842, and concluded that the leases should continue to be classified as sales-type leases. In May 2019, the Company determined that the seven bowling centers acquired did not qualify as a sale leaseback transaction and recorded $44.1 million in "Loans receivable and other lending investments, net" on its consolidated balance sheet (refer to Note 7). For the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million and $6.9 million, respectively, of cash interest income and $8.5 million and $1.5 million, respectively, of non-cash interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dispositions—During the three months ended March 31, 2021, the Company sold net lease assets for net proceeds of $6.6 million and recognized an aggregate impairment of $1.5 million in connection with the sales.

The Company's net investment in leases were comprised of the following as of March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Total undiscounted cash flows	$1,020,921	$1,020,921
Unguaranteed estimated residual value	338,543	345,284
Present value discount	(919,068)	(926,233)
Allowance for losses on net investment in leases	(9,270)	(10,871)
Net investment in leases(1)	$431,126	$429,101
_______________________________________________________________________________
(1)As of March 31, 2021 and December 31, 2020, all of the Company's net investment in leases were current in their payment status and performing in accordance with the terms of the respective leases. As of March 31, 2021, the risk rating on the Company's net investment in leases was 2.0.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2021, are as follows by year ($ in thousands):

Amount
2021 (remaining nine months)	$14,248
2022	30,481
2023	41,854
2024	41,584
2025	30,481
Thereafter	862,273
Total undiscounted cash flows	$1,020,921
Allowance for Losses on Net Investment in Leases—Changes in the Company's allowance for losses on net investment in leases for the three months ended March 31, 2021 and 2020 were as follows ($ in thousands):

	2021	2020
Allowance for losses on net investment in leases at beginning of period	$10,871	$—
Initial allowance recorded upon adoption of new accounting standard(1)	—	9,111
(Recovery of) provision for losses on net investment in leases(2)	(1,601)	1,292
Allowance for losses on net investment in leases at end of period	$9,270	$10,403
_________________________________________________________
(1)The Company recorded an initial allowance for losses on net investment in leases of $9.1 million upon the adoption of ASU 2016-13 on January 1, 2020.
(2)During the three months ended March 31, 2021, the Company recorded a recovery of losses on net investment in leases of $1.6 million due primarily to an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. During the three months ended March 31, 2020, the Company recorded an allowance for losses on net investment in leases of $1.3 million due primarily to the macroeconomic impact of COVID-19 on commercial real estate markets and the adoption of ASU 2016-13.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Land and Development

The Company's land and development assets were comprised of the following ($ in thousands):

	As of
	March 31,	December 31,
	2021	2020
Land and land development, at cost	$417,537	$441,201
Less: accumulated depreciation	(10,756)	(10,538)
Total land and development, net	$406,781	$430,663

Dispositions—During the three months ended March 31, 2021 and 2020, the Company sold land parcels and residential lots and units and recognized land development revenue of $32.2 million and $80.2 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized land development cost of sales of $29.3 million and $77.1 million, respectively, from its land and development portfolio.
Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company's loans receivable and other lending investments by class ($ in thousands):

	As of
	March 31, 2021	December 31, 2020
Construction loans
Senior mortgages	$277,253	$449,733
Corporate/Partnership loans	20,623	65,100
Subtotal - gross carrying value of construction loans(1)	297,876	514,833
Loans
Senior mortgages	49,758	35,922
Corporate/Partnership loans	19,653	20,567
Subordinate mortgages	11,839	11,640
Subtotal - gross carrying value of loans	81,250	68,129
Other lending investments
Financing receivables (refer to Note 5)	47,409	46,549
Held-to-maturity debt securities	92,196	90,715
Available-for-sale debt securities	24,043	25,274
Subtotal - other lending investments	163,648	162,538
Total gross carrying value of loans receivable and other lending investments	542,774	745,500
Allowance for loan losses	(9,058)	(13,170)
Total loans receivable and other lending investments, net	$533,716	$732,330
____________________________________________________________
(1)As of March 31, 2021, 85%, or $254.4, gross carrying value of construction loans had completed construction.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Allowance for Loan Losses—Changes in the Company's allowance for loan losses were as follows for the three months ended March 31, 2021 ($ in thousands):

	General Allowance
	Construction Loans	Loans	Held to Maturity Debt Securities	Financing Receivables	Specific Allowance	Total
Allowance for loan losses at beginning of period	$6,541	$1,643	$3,093	$1,150	$743	$13,170
(Recovery of) provision for loan losses(1)	(3,648)	172	(408)	(152)	(76)	(4,112)
Allowance for loan losses at end of period	$2,893	$1,815	$2,685	$998	$667	$9,058
____________________________________________________________
(1)During the three months ended March 31, 2021, the Company recorded a recovery of loan losses of $3.8 million in its consolidated statement of operations due primarily to the repayment of loans during the three months ended March 31, 2021 and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. Of this amount, $0.3 million related to a provision for credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities."
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
____________________________________________________________
(1)On January 1, 2020, the Company recorded an increase to its allowance for loan losses of $3.3 million upon the adoption of ASU 2016-13, of which $2.5 million related to expected credit losses for unfunded loan commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."
(2)During the three months ended March 31, 2020, the Company recorded a provision for loan losses of $4.0 million due primarily to the adoption of ASU 2016-13, of which $0.1 million related to expected credit losses for unfunded loan commitments and was recorded as a reduction to "Accounts payable, accrued expenses and other liabilities."

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's investment in loans and other lending investments and the associated allowance for loan losses were as follows as of March 31, 2021 and December 31, 2020 ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total
As of March 31, 2021
Construction loans(2)	$56,343	$241,533	$297,876
Loans(2)	—	81,250	81,250
Financing receivables	—	47,409	47,409
Held-to-maturity debt securities	—	92,196	92,196
Available-for-sale debt securities(3)	—	24,043	24,043
Less: Allowance for loan losses	(667)	(8,391)	(9,058)
Total	$55,676	$478,040	$533,716
As of December 31, 2020
Construction loans(2)	$53,305	$461,528	$514,833
Loans(2)	—	68,129	68,129
Financing receivables	—	46,549	46,549
Held-to-maturity debt securities	—	90,715	90,715
Available-for-sale debt securities(3)	—	25,274	25,274
Less: Allowance for loan losses	(743)	(12,427)	(13,170)
Total	$52,562	$679,768	$732,330
_______________________________________________________________________________
(1)The carrying value of this loan includes an unamortized discount of $0.8 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company's loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.
(2)The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $2.2 million and $2.3 million as of March 31, 2021 and December 31, 2020, respectively.
(3)Available-for-sale debt securities are evaluated for impairment under ASC 326-30.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain, and there can be no assurance that actual performance will be similar to current expectation. The Company designates loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt.

The Company's amortized cost basis in performing senior mortgages, corporate/partnership loans, subordinate mortgages and financing receivables, presented by year of origination and by credit quality, as indicated by risk rating, as of March 31, 2021 were as follows ($ in thousands):

	Year of Origination
	2021	2020	2019	2018	2017	Prior to 2017	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$75,014	$—	$75,014
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	33,419	—	—	113,154	—	3,714	150,287

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

3.5	—	—	—	—	—	—	—
4.0	—	—	—	45,366	—	—	45,366
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$33,419	$—	$—	$158,520	$75,014	$3,714	$270,667
Corporate/partnership loans
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	2,525	—	—	18,098	—	—	20,623
3.5	—	—	—	—	—	—	—
4.0	—	—	—	19,653	—	—	19,653
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$2,525	$—	$—	$37,751	$—	$—	$40,276
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	11,839	11,839
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$11,839	$11,839
Financing receivables
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	47,409	—	—	—	47,409
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$47,409	$—	$—	$—	$47,409
Total	$35,944	$—	$47,409	$196,271	$75,014	$15,553	$370,191
____________________________________________________________
(1)As of March 31, 2021, excludes $56.3 million for one loan on non-accrual status.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days	Total Past Due	Total
As of March 31, 2021
Senior mortgages	$327,011	$—	$—	—	$327,011
Corporate/Partnership loans	40,276	—	—	—	40,276
Subordinate mortgages	11,839	—	—	—	11,839
Total	$379,126	$—	$—	$—	$379,126
As of December 31, 2020
Senior mortgages	$443,154	$42,501	$—	$42,501	$485,655
Corporate/Partnership loans	42,721	42,946	—	42,946	85,667
Subordinate mortgages	11,640	—	—	—	11,640
Total	$497,515	$85,447	$—	$85,447	$582,962

Impaired Loans—The Company's impaired loan was as follows ($ in thousands):

	As of March 31, 2021			As of December 31, 2020
	Amortized Cost	Unpaid Principal Balance	Related Allowance	Amortized Cost	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Senior mortgages(1)	$56,343	$55,592	$(667)	$53,305	$52,552	$(743)
Total	$56,343	$55,592	$(667)	$53,305	$52,552	$(743)
____________________________________________________________
(1)The Company has one non-accrual loan as of March 31, 2021 and December 31, 2020 that is considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the three months ended March 31, 2021 and 2020.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Loan receivable held for sale—In March 2021, the Company acquired land and simultaneously structured and entered into with the seller a Ground Lease on which a multi-family project will be constructed. The Company funded $16.1 million at closing and the Ground Lease documents provide for future funding obligations of approximately $11.9 million of deferred purchase price and $52.0 million of leasehold improvement allowance upon achievement of certain milestones. At closing, the Company entered into an agreement with SAFE pursuant to which, subject to certain conditions being met, SAFE will acquire the ground lessor from the Company. The Company determined that the transaction did not qualify as a sale leaseback transaction and recorded the Ground Lease in "Loan receivable held for sale" on the Company's consolidated balance sheet as of March 31, 2021. The Company received $2.7 million of consideration from SAFE in connection with this transaction.

Other lending investments—Other lending investments includes the following securities ($ in thousands):

	Face Value	Amortized Cost Basis	Net Unrealized Gain	Estimated Fair Value	Net Carrying Value
As of March 31, 2021
Available-for-Sale Securities
Municipal debt securities	$20,480	$20,480	$3,563	$24,043	$24,043
Held-to-Maturity Securities
Debt securities	100,000	92,196	—	92,196	92,196
Total	$120,480	$112,676	$3,563	$116,239	$116,239
As of December 31, 2020
Available-for-Sale Securities
Municipal debt securities	$20,680	$20,680	$4,594	$25,274	$25,274
Held-to-Maturity Securities
Debt securities	100,000	90,715	—	90,715	90,715
Total	$120,680	$111,395	$4,594	$115,989	$115,989
As of March 31, 2021, the contractual maturities of the Company's securities were as follows ($ in thousands):

	Held-to-Maturity Debt Securities		Available-for-Sale Debt Securities
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	92,196	92,196	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	20,480	24,043
Total	$92,196	$92,196	$20,480	$24,043

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Other Investments

The Company's other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Earnings (Losses) from Equity Method Investments(1)
	Carrying Value as of		For the Three Months Ended March 31,
	March 31, 2021	December 31, 2020	2021	2020
Real estate equity investments
Safehold Inc. ("SAFE")(2)	$955,758	$937,712	$11,412	$19,338
iStar Net Lease II LLC ("Net Lease Venture II")	84,481	78,998	1,001	193
Other real estate equity investments	69,084	89,939	(602)	(2,082)
Subtotal	1,109,323	1,106,649	11,811	17,449
Other strategic investments(3)	127,972	69,911	958	(837)
Total	$1,237,295	$1,176,560	$12,769	$16,612
____________________________________________________________
(1)For the three months ended March 31, 2021 and 2020, earnings (losses) from equity method investments is net of the Company's pro rata share of $5.6 million and $4.0 million, respectively, of depreciation expense and $15.5 million and $13.7 million, respectively, of interest expense.
(2)As of March 31, 2021, the Company owned 34.8 million shares of SAFE common stock which, based on the closing price of $70.10 on March 31, 2021, had a market value of $2.4 billion. For the three months ended March 31, 2021 and 2020, equity in earnings includes dilution gains of $0.5 million and $7.9 million, respectively, resulting from SAFE equity offerings.
(3)During the three months ended March 31, 2021 and 2020, the Company identified observable price changes in an equity security held by the Company as evidenced by orderly private issuances of similar securities by the same issuer. In accordance with ASC 321, the Company remeasured its equity investment at fair value and recognized aggregate mark-to-market gains for the three months ended March 31, 2021 and 2020 of $5.1 million and $9.9 million, respectively, in "Other income" in the Company's consolidated statements of operations.

Safehold Inc.—Safehold Inc. ("SAFE") is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). As of March 31, 2021, the Company owned approximately 65.4% of SAFE's common stock outstanding.
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
•subjects the Company to certain standstill provisions; and
•provides the Company certain preemptive rights.

In March 2020, the Company acquired 1.7 million shares of SAFE's common stock in a private placement for $80.0 million.

A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee. In addition, the Company is also the external manager of a venture in which SAFE is a member. Following are the key terms of the management agreement with SAFE:

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
During the three months ended March 31, 2021 and 2020, the Company recorded $3.5 million and $2.9 million, respectively, of management fees pursuant to its management agreement with SAFE.
The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has elected not to charge in full certain of the expense reimbursements while SAFE is growing its portfolio. During the three months ended March 31, 2021 and 2020, the Company recognized $1.9 million and $1.3 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.
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
Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company's and SAFE's independent directors, for the periods presented:
In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project. The transaction included a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded as of March 31, 2021; and (ii) an $80.5 million leasehold first mortgage. During the three months ended March 31, 2021 and 2020, the Company recorded $0.3 million and $0.7 million, respectively, of interest income on the loan. The Company sold the Ground Lease to SAFE in September 2020 for $34.0 million and sold the leasehold first mortgage to an entity in which the Company has a 53% equity interest (refer to "Other strategic investments" below) in January 2021 for $63.3 million.
In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the conversion of an office building into a multi-family property. The loan was repaid during the fourth quarter 2020. During the three months ended March 31, 2020, the Company recorded $0.3 million of interest income on the loan.
In February 2021, the Company provided a $50.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the Ground Lease tenant's recapitalization of a hotel property. The Company received $1.9 million of consideration from SAFE in connection with this transaction. As of March 31, 2021, $38.4 million of the loan was funded and during the three months ended March 31, 2021, the Company recorded $0.9 million of interest income on the loan.
In March 2021, the Company acquired land and simultaneously structured and entered into with the seller a Ground Lease on which a multi-family project will be constructed. At closing, the Company entered into an agreement with SAFE pursuant to which, subject to certain conditions being met, SAFE will acquire the ground lessor from the Company (refer to Note 7 - Loan receivable held for sale). The Company also committed to provide a $75.0 million construction loan to the Ground Lease tenant.
Net Lease Venture II—In July 2018, the Company entered into a new venture ("Net Lease Venture II") with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. Net Lease Venture II's investment period expires on June 30, 2021. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately 51.9%. The Company does not have a controlling interest in Net Lease Venture II due to the substantive

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

participating rights of its partner. The Company accounts for its investment in Net Lease Venture II as an equity method investment and is responsible for managing the venture in exchange for a management fee and incentive fee. During the three months ended March 31, 2021 and 2020, the Company recorded $0.4 million and $0.4 million, respectively, of management fees from Net Lease Venture II.

Other real estate equity investments—As of March 31, 2021, the Company's other real estate equity investments include equity interests in real estate ventures ranging from 33% to 95%, comprised of investments of $57.0 million in operating properties and $12.1 million in land assets. As of December 31, 2020, the Company's other real estate equity investments included $58.7 million in operating properties and $31.2 million in land assets.
In August 2018, the Company provided a mezzanine loan with a principal balance of $33.0 million as of March 31, 2021 and December 31, 2020 to an unconsolidated entity in which the Company owns a 50% equity interest. The loan matures in August 2021. As of March 31, 2021 and December 31, 2020, the loan is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheet. During the three months ended March 31, 2021 and 2020, the Company recorded $0.6 million and $0.7 million, respectively, of interest income on the mezzanine loan.

Other strategic investments—As of March 31, 2021 and December 31, 2020, the Company also had investments in real estate related funds and other strategic investments in real estate entities.
In January 2021, the Company sold two loans for $83.4 million to a newly formed entity in which the Company has a 53.0% noncontrolling equity interest. The Company did not recognize any gain or loss on the sales. The Company does not have a controlling interest in this entity due to the substantive participating rights of its partner. The Company accounts for this investment as an equity method investment and receives a fixed annual fee in exchange for managing the entity.
Summarized investee financial information—The following table presents the investee level summarized financial information for the Company's equity method investment that was significant as of March 31, 2021 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent
For the Three Months Ended March 31, 2021
SAFE	$43,507	$27,174	$16,908

For the Three Months Ended March 31, 2020
SAFE	$40,165	$23,587	$17,347

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Other Assets and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2021	December 31, 2020
Intangible assets, net(1)	$152,553	$156,041
Restricted cash	54,029	51,933
Finance lease right-of-use assets(2)	143,356	143,727
Operating lease right-of-use assets(2)	47,397	48,891
Other assets(3)	19,751	19,453
Other receivables	5,964	10,881
Leasing costs, net(4)	2,046	2,340
Corporate furniture, fixtures and equipment, net(5)	1,884	2,024
Deferred financing fees, net	1,264	1,549
Deferred expenses and other assets, net	$428,244	$436,839
_______________________________________________________________________________
(1)Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $47.6 million and $44.4 million as of March 31, 2021 and December 31, 2020, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company's consolidated statements of operations by $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $3.2 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. As of March 31, 2021, the weighted average remaining amortization period for the Company's intangible assets was approximately 16.5 years.
(2)Right-of-use lease assets relate primarily to the Company's leases of office space and certain of its ground leases. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company's weighted average incremental secured borrowing rate for similar collateral estimated to be 5.1% and the weighted average remaining lease term is 8.0 years. For finance leases, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.5% and the weighted average remaining lease term is 96.7 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in "Depreciation and amortization" in the Company's consolidated statements of operations. During the three months ended March 31, 2021 and 2020, the Company recognized $2.1 million and $2.0 million, respectively, in "Interest expense" and $0.4 million and $0.4 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in "General and administrative" and "Real estate expense" in the Company's consolidated statements of operations. During the three months ended March 31, 2021 and 2020, the Company recognized $1.2 million and $1.0 million, respectively, in "General and administrative" and $0.9 million and $0.8 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases.
(3)Other assets primarily includes prepaid expenses and deposits for certain real estate assets.
(4)Accumulated amortization of leasing costs was $2.9 million and $2.6 million as of March 31, 2021 and December 31, 2020, respectively.
(5)Accumulated depreciation on corporate furniture, fixtures and equipment was $14.4 million and $14.3 million as of March 31, 2021 and December 31, 2020, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2021	December 31, 2020
Other liabilities(1)	$87,516	91,513
Accrued expenses	85,895	94,724
Finance lease liabilities (see table above)	151,222	150,520
Intangible liabilities, net(2)	48,115	48,738
Operating lease liabilities (see table above)	49,146	50,072
Accrued interest payable	29,116	32,355
Accounts payable, accrued expenses and other liabilities	$451,010	$467,922
_______________________________________________________________________________
(1)As of March 31, 2021 and December 31, 2020, other liabilities includes $34.5 million and $36.9 million, respectively, of deferred income. As of March 31, 2021 and December 31, 2020, other liabilities includes $14.2 million and $19.0 million, respectively, of derivative liabilities. As of March 31, 2021 and December 31, 2020, other liabilities includes $1.3 million and $1.0 million, respectively, of expected credit losses for unfunded loan commitments.
(2)Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $8.1 million and $7.5 million as of March 31, 2021 and December 31, 2020, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.6 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

Note 10—Loan Participations Payable, net

The Company had one loan participation payable with a carrying value of $42.5 million and an interest rate of 6.0% as of December 31, 2020. The loan was repaid in the first quarter 2021.
Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of December 31, 2020. As of December 31, 2020, the corresponding loan receivable balance was $42.5 million and is included in "Loans receivable and other lending investments, net" on the Company's consolidated balance sheets. The principal and interest due on loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 11—Debt Obligations, net

The Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
	March 31, 2021	December 31, 2020
Secured credit facilities and mortgages:
Revolving Credit Facility	$—	$—	LIBOR + 2.00%	(1)	September 2022
Senior Term Loan	491,875	491,875	LIBOR + 2.75%	(2)	June 2023
Mortgages collateralized by net lease assets(3)	713,766	721,075	1.66% - 7.26%	(3)
Total secured credit facilities and mortgages(4)	1,205,641	1,212,950
Unsecured notes:
3.125% senior convertible notes(5)	287,500	287,500	3.125%		September 2022
4.75% senior notes(6)	775,000	775,000	4.75%		October 2024
4.25% senior notes(7)	550,000	550,000	4.25%		August 2025
5.50% senior notes(8)	400,000	400,000	5.50%		February 2026
Total unsecured notes	2,012,500	2,012,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,318,141	3,325,450
Debt discounts and deferred financing costs, net(9)	(26,798)	(38,475)
Total debt obligations, net(10)	$3,291,343	$3,286,975
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
(3)As of March 31, 2021, the weighted average interest rate of these loans is 4.4%, inclusive of the effect of interest rate swaps.
(4)As of March 31, 2021, $2.1 billion net carrying value of assets served as collateral for the Company's secured debt obligations.
(5)The Company's 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of March 31, 2021 was 70.716 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $14.14 per share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As of December 31, 2020, the carrying value of the 3.125% Convertible Notes was $275.1 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $10.2 million, net of fees. Upon the adoption of ASU 2020-06 on January 1, 2021, the Company reclassed the unamortized discount to shareholders equity (refer to Note 3). During the three months ended March 31, 2021, the Company recognized $2.2 million of contractual interest. During the three months ended March 31, 2020, the Company recognized $2.2 million of contractual interest and $1.3 million of discount amortization on the 3.125% Convertible Notes. The effective interest rate for the three months ended March 31, 2020 was 5.2%.
(6)The Company can prepay these senior notes without penalty beginning July 1, 2024.
(7)The Company can prepay these senior notes without penalty beginning May 1, 2025.
(8)The Company can prepay these senior notes without penalty beginning August 15, 2024.
(9)On January 1, 2021, the Company adopted ASU 2020-06 and reclassed $10.0 million of debt discount and unamortized fees from the 3.125% Convertible Notes to shareholders' equity on the Company's consolidated balance sheet (refer to Note 3).
(10)The Company capitalized interest relating to development activities of $0.3 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2021, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2021 (remaining nine months)	—	$101,519	$101,519
2022	287,500	96,406	383,906
2023	—	491,875	491,875
2024	775,000	—	775,000
2025	550,000	271,985	821,985
Thereafter	500,000	243,856	743,856
Total principal maturities	2,112,500	1,205,641	3,318,141
Unamortized discounts and deferred financing costs, net	(21,122)	(5,676)	(26,798)
Total debt obligations, net	$2,091,378	$1,199,965	$3,291,343
Senior Term Loan—The Company has a $650.0 million senior term loan (the "Senior Term Loan") that bears interest at LIBOR plus 2.75% per annum and matures in June 2023. The Senior Term Loan is secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permits substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. The Company may make optional prepayments, subject to prepayment fees. As of March 31, 2021, the outstanding balance on the Company's Senior Term Loan was $491.9 million.
Revolving Credit Facility—The Company has a secured revolving credit facility (the "Revolving Credit Facility") with a maximum capacity of $350.0 million that matures in September 2022. Outstanding borrowings under the Revolving Credit Facility are secured by pledges of the equity interests in the Company's subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company's corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of March 31, 2021, based on the Company's borrowing base of assets, had the ability to draw $350.0 million without pledging any additional assets to the facility.
Unsecured Notes—As of March 31, 2021, the Company has senior unsecured notes outstanding with varying fixed-rates and maturities ranging from September 2022 to February 2026. The Company's senior unsecured notes are interest only, are generally redeemable at the option of the Company and contain certain financial covenants (see below).

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

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

As of March 31, 2021, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$110,398	$69,734	$35,044	$215,176
Strategic Investments	—	—	17,015	17,015
Total	$110,398	$69,734	$52,059	$232,191

Other Commitments—Future minimum lease obligations under operating and finance leases as of March 31, 2021 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2021 (remaining nine months)	$2,975	$4,133
2022	6,756	5,604
2023	6,393	5,716
2024	6,309	5,830
2025	6,297	5,946
Thereafter	496	1,567,826
Total undiscounted cash flows	29,226	1,595,055
Present value discount(1)	(3,448)	(1,443,833)
Other adjustments(2)	23,368	—
Lease liabilities	$49,146	$151,222
_______________________________________________________________________________
(1)During the three months ended March 31, 2021 and 2020, the Company made payments of $0.8 million and $1.1 million, respectively, related to its operating leases and $1.4 million and $1.3 million, respectively, related to its finance leases with SAFE. The weighted average remaining lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 5.3 years and the weighted average discount rate was 5.0%. The weighted average remaining lease term for the Company's finance leases was 96.7 years and the weighted average discount rate was 5.5%.
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
_______________________________________________________________________________
(1)The weighted average remaining lease term for the Company's operating leases, excluding operating leases for which the Company's tenants pay rent on its behalf, was 5.6 years and the weighted average discount rate was 5.0%. The weighted average remaining lease term for the Company's finance leases was 97 years and the weighted average discount rate was 5.5%.
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

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 ($ in thousands):(1)

	Derivative Liabilities
As of March 31, 2021	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$14,178
Total		$14,178

	Derivative Liabilities
As of December 31, 2020	Balance Sheet Location	Fair Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$18,926
Total		$18,926
_________________________________________________________
(1)Over the next 12 months, the Company expects that $10.1 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.
The tables below present the effect of the Company's derivative financial instruments, including the Company's share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended March 31, 2021
Interest rate swaps	Earnings from equity method investments	$8,656	$(234)
Interest rate swaps	Interest expense	3,317	(2,104)

For the Three Months Ended March 31, 2020
Interest rate swaps	Interest Expense	(12,604)	(1,088)
Interest rate swaps	Earnings from equity method investments	(15,172)	(226)

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 14—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of March 31, 2021 and December 31, 2020:

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
(2)The Company declared and paid dividends of $2.0 million, $1.5 million and $2.3 million on its Series D, G and I Cumulative Redeemable Preferred Stock during both the three months ended March 31, 2021 and 2020. The character of the 2020 dividends was 100% return of capital. There are no dividend arrearages on any of the preferred shares currently outstanding.
(3)The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2019, the Company had $460.6 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2032 and will fully expire in 2036 if unused. The amount of NOL carryforwards as of December 31, 2020 will be determined upon finalization of the Company's 2020 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan and the Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $8.2 million, or $0.11 per share, for the three months ended March 31, 2021 and $7.8 million, or $0.10 per share, for the three months ended March 31, 2020. The character of the 2020 dividends was 100% return of capital.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2021, the Company repurchased 0.7 million shares of its outstanding common stock for $12.4 million, for an average cost of $17.20 per share. During the three months ended March 31, 2020, the Company repurchased 1.0 million shares of its outstanding common stock for $12.0 million, for an average cost of $12.51 per share. In February 2021, the Company's Board of Directors authorized an increase to the stock repurchase program to $50.0 million. As of March 31, 2021, the Company had remaining authorization to repurchase up to $40.1 million of common stock under its stock repurchase program.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March 31, 2021	December 31, 2020
Unrealized gains on available-for-sale securities	$3,563	$4,594
Unrealized losses on cash flow hedges	(41,254)	(53,075)
Unrealized losses on cumulative translation adjustment	(4,167)	(4,199)
Accumulated other comprehensive loss	$(41,858)	$(52,680)
Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $5.5 million and $16.3 million for the three months ended March 31, 2021 and 2020, respectively, in "General and administrative" in the Company's consolidated statements of operations.
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
2019-2022 iPIP Plans—The Company's 2019-2020 and 2021-2022 iPIP plans are equity-classified awards which are measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" in the Company's consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2022 iPIP plans are held by consolidated subsidiaries of the Company and have two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the three months ended March 31, 2021 and 2020, the Company recorded $1.4 million and $0.7 million, respectively, of expense related to the 2019-2022 iPIP plans. Distributions on the class B units will be 50% in cash and 50% in shares of the Company's common stock or in shares of SAFE's common stock owned by the Company.
The following is a summary of the status of the Company’s equity-classified iPIP plans and changes during the three months ended March 31, 2021.

	iPIP Investment Pool
	2019-2020	2021-2022
Points at beginning of period	97.40	—
Granted	—	94.00
Forfeited	(0.20)	—
Points at end of period	97.20	94.00

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the three months ended March 31, 2021.

	iPIP Investment Pool
	2013-2014	2015-2016	2017-2018
Points at beginning of period	80.17	70.40	73.34
Forfeited	—	—	—
Points at end of period	80.17	70.40	73.34
During the three months ended March 31, 2021 and 2020, the Company recorded $2.4 million and $14.3 million, respectively, of expense related to the 2013-2018 iPIP plans.
During the three months ended March 31, 2021, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $2.8 million as compensation, comprised of cash and 86,807 shares of the Company's common stock with a fair value of $17.72 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 51,854 shares of the Company's common stock were issued.
During the three months ended March 31, 2020, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $1.5 million as compensation, comprised of cash and 54,245 shares of the Company's common stock with a fair value of $14.51 per share, which are fully-vested and issued under the 2009 LTIP. After deducting statutory minimum tax withholdings, a total of 32,825 shares of the Company's common stock were issued.

As of March 31, 2021 and December 31, 2020, the Company had accrued compensation costs relating to iPIP of $68.6 million and $69.1 million, respectively, which are included in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets.
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
As of March 31, 2021, an aggregate of 2.1 million shares remain available for issuance pursuant to future awards under the Company's 2009 LTIP.
Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the three months ended March 31, 2021, is as follows (in thousands):

Nonvested at beginning of period	531
Granted	327
Vested	(107)
Nonvested at end of period	751
As of March 31, 2021, there was $8.0 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.9 years.
Directors' Awards—During the three months ended March 31, 2021, the Company issued 545 common stock equivalents ("CSEs") at a fair value of $18.10 per CSE in respect of dividend equivalents on outstanding CSEs. As of March 31, 2021, a combined total of 180,067 CSEs and restricted shares of common stock granted to members of the Company's Board of Directors remained outstanding under the Company's Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.2 million.

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

401(k) Plan—The Company made contributions of $0.5 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

Note 16—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share ("EPS") calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$7,989	$(12,885)
Net income attributable to noncontrolling interests	(2,520)	(2,691)
Preferred dividends	(5,874)	(5,874)
Net loss allocable to common shareholders for basic and diluted earnings per common share	$(405)	$(21,450)

	For the Three Months Ended March 31,
	2021	2020
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net loss attributable to iStar Inc. and allocable to common shareholders	$(405)	$(21,450)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	73,901	77,444

Basic and diluted earnings per common share:(1)
Net loss allocable to common shareholders	$(0.01)	$(0.28)
____________________________________________________________
(1)For the three months ended March 31, 2021 and 2020, the effect of the Company's restricted stock awards were anti-dilutive. For the three months ended March 31, 2021, 2,893,787 shares of the 3.125% Convertible Notes (refer to Note 11) were anti-dilutive based upon the conversion price for such period. For the three months ended March 31, 2020, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes, and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such period.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2021
Recurring basis:
Derivative liabilities(1)	$14,178	$—	$14,178	$—
Available-for-sale securities(1)	24,043	—	—	24,043
Loan receivable held for sale (refer to Note 7)	16,086	—	—	16,086
Non-recurring basis:
Other investments(2)	75,402	—	75,402	—

As of December 31, 2020
Recurring basis:
Derivative liabilities(1)	18,926	—	18,926	—
Available-for-sale securities(1)	25,274	—	—	25,274
Non-recurring basis:
Impaired land and development(3)	6,078	—	—	6,078
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
(2)During the three months ended March 31, 2021, the Company identified an observable price change in an equity security held by the Company as evidenced by an orderly private issuance of similar securities by the same issuer and, as such, classified such observable price change as Level 2.
(3)The Company recorded a $1.3 million impairment on a land and development asset with an estimated fair value of $6.1 million. The estimated fair value is based on future cash flows expected to be received.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company's consolidated balance sheets for the three months ended March 31, 2021 and 2020 ($ in thousands):

	2021	2020
Beginning balance	$25,274	$23,896
Repayments	(200)	(459)
Unrealized gains (losses) recorded in other comprehensive income	(1,031)	203
Ending balance	$24,043	$23,640

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company's financial instruments ($ in millions):

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Net investment in leases(1)	$431	$440	$429	$431
Loans receivable and other lending investments, net(1)	534	578	732	772
Cash and cash equivalents(2)	194	194	99	99
Restricted cash(2)	54	54	52	52
Loan participations payable, net(1)	—	—	43	43
Debt obligations, net(1)(3)	3,291	3,449	3,287	3,414
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
(3)As of March 31, 2021 and December 31, 2020, the fair value of the Company's 3.125% Senior Convertible Notes was $377.8 million and $338.8 million, respectively.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company evaluates performance based on the following financial measures for each segment. The Company's segment information is as follows ($ in thousands):

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
Three Months Ended March 31, 2021:
Operating lease income	$42,513	$—	$4,837	$94	$—	$47,444
Interest income	878	9,772	—	—	—	10,650
Interest income from sales-type leases	8,627	—	—	—	—	8,627
Other income	4,751	99	2,337	1,389	5,714	14,290
Land development revenue	—	—	—	32,249	—	32,249
Earnings (losses) from equity method investments	12,413	466	(3,747)	3,146	491	12,769
Income from sales of real estate	—	—	612	—	—	612
Total revenue and other earnings	69,182	10,337	4,039	36,878	6,205	126,641
Real estate expense	(8,633)	—	(3,799)	(4,462)	—	(16,894)
Land development cost of sales	—	—	—	(29,323)	—	(29,323)
Other expense	—	(64)	—	—	(189)	(253)
Allocated interest expense	(25,079)	(4,578)	(2,043)	(3,938)	(3,925)	(39,563)
Allocated general and administrative(2)	(5,937)	(1,459)	(660)	(2,428)	(5,447)	(15,931)
Segment profit (loss)(3)	$29,533	$4,236	$(2,463)	$(3,273)	$(3,356)	$24,677
Other significant items:
Recovery of loan losses	$(152)	$(3,642)	$—	$—	$—	$(3,794)
Recovery of losses on net investment in leases	(1,601)	—	—	—	—	(1,601)
Impairment of assets	1,528	—	257	—	—	1,785
Depreciation and amortization	13,054	—	1,988	218	195	15,455
Capitalized expenditures	1,268	—	57	4,739	—	6,064

Three Months Ended March 31, 2020:
Operating lease income	$41,464	$—	$5,774	$108	$—	$47,346
Interest income	823	16,393	—	—	—	17,216
Interest income from sales-type leases	8,355	—	—	—	—	8,355
Other income	4,293	306	3,157	624	11,988	20,368
Land development revenue	—	—	—	80,176	—	80,176
Earnings (losses) from equity method investments	19,531	—	(2,667)	584	(836)	16,612
Total revenue and other earnings	74,466	16,699	6,264	81,492	11,152	190,073
Real estate expense	(6,229)	—	(7,663)	(8,606)	—	(22,498)
Land development cost of sales	—	—	—	(77,059)	—	(77,059)
Other expense	—	(19)	—	—	(55)	(74)
Allocated interest expense	(24,478)	(6,199)	(2,259)	(4,570)	(5,886)	(43,392)
Allocated general and administrative(2)	(6,989)	(2,097)	(789)	(2,819)	(5,307)	(18,001)
Segment profit (loss)(3)	$36,770	$8,384	$(4,447)	$(11,562)	$(96)	$29,049
Other significant items:
Provision for loan losses	$137	$3,866	$—	$—	$—	$4,003
Provision for losses on net investment in leases	1,292	—	—	—	—	1,292
Impairment of assets	1,708	—	—	—	—	1,708
Depreciation and amortization	12,656	—	1,284	243	303	14,486
Capitalized expenditures	1,846	—	917	12,027	—	14,790

iStar Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Net Lease	Real Estate Finance	Operating Properties	Land and Development	Corporate/Other(1)	Company Total
As of March 31, 2021
Real estate, net	$1,283,082	$—	$191,311	$—	$—	$1,474,393
Real estate available and held for sale	—	—	2,600	—	—	2,600
Total real estate	1,283,082	—	193,911	—	—	1,476,993
Net investment in leases	431,126	—	—	—	—	431,126
Land and development, net	—	—	—	406,781	—	406,781
Loans receivable and other lending investments, net	46,411	487,305	—	—	—	533,716
Loan receivable held for sale	16,086	—	—	—	—	16,086
Other investments	1,040,238	44,672	56,977	12,107	83,301	1,237,295
Total portfolio assets	$2,816,943	$531,977	$250,888	$418,888	$83,301	4,101,997
Cash and other assets						691,594
Total assets						$4,793,591

As of December 31, 2020
Real estate, net	$1,291,903	$—	$192,378	$—	$—	$1,484,281
Real estate available and held for sale	—	—	5,212	—	—	5,212
Total real estate	1,291,903	—	197,590	—	—	1,489,493
Net investment in leases	429,101	—	—	—	—	429,101
Land and development, net	—	—	—	430,663	—	430,663
Loans receivable and other lending investments, net	45,398	686,932	—	—	—	732,330
Other investments	1,016,710	—	58,739	31,200	69,911	1,176,560
Total portfolio assets	$2,783,112	$686,932	$256,329	$461,863	$69,911	4,258,147
Cash and other assets						603,661
Total assets						$4,861,808
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
(2)General and administrative excludes stock-based compensation expense of $5.5 million and $16.3 million for the three months ended March 31, 2021 and 2020, respectively.
(3)The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended March 31,
	2021	2020
Segment profit	$24,677	$29,049
Less: Recovery of (provision for) loan losses	3,794	(4,003)
Less: Recovery of (provision for) losses on net investment in leases	1,601	(1,292)
Less: Impairment of assets	(1,785)	(1,708)
Less: Stock-based compensation expense	(5,508)	(16,270)
Less: Depreciation and amortization	(15,455)	(14,486)
Less: Income tax benefit (expense)	665	(60)
Less: Loss on early extinguishment of debt, net	—	(4,115)
Net income (loss)	$7,989	$(12,885)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our Annual Report on Form 10-K, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.
Executive Overview

Our portfolio is well diversified by business, property type and geography. Our portfolio includes investments in the entertainment/leisure (21.4% of gross book value) and hotel (4.9% of gross book value) sectors, which have been particularly stressed by the COVID-19 pandemic. We may experience disruptions and collections of rent and interest payments until more normalized business conditions resume. In 2020, we increased our general allowance for loan losses reflecting the uncertainty related to the COVID-19 pandemic. While we have seen conditions gradually improve, there can be no assurance that we will not increase our allowances in the future.
The COVID-19 pandemic has continued to impact the U.S. and global economies. The U.S. financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within most sectors, including real estate. We are focused on ensuring the health and safety of our personnel and the continuity of business activities at iStar and SAFE, monitoring the effects of the pandemic on our and SAFE's customers, marshalling available liquidity at both companies, implementing appropriate cost containment measures and preparing for the eventual resumption of more normalized activities. We will continue to monitor its effects on a daily basis and will adjust operations as necessary.
The COVID-19 pandemic has adversely affected our strategies of monetizing legacy assets and materially scaling SAFE's portfolio for the time being, primarily because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions. At this time, we cannot predict the full extent of the impacts of the COVID-19 pandemic on our or SAFE's business. These conditions will adversely affect our strategy while they persist. See the Risk Factors section of our Annual Report on Form 10-K for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic.

Portfolio Overview

As of March 31, 2021, based on our gross book value, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):(1)

Property/Collateral Types	Net Lease	Real Estate Finance	Operating Properties	Land & Development	Corporate	Total	% of Total
Office	$938,297	$52,035	$53	$—	$—	$990,385	21.5%
Entertainment / Leisure	969,135	—	16,203	—	—	985,338	21.4%
Ground Leases	982,573	—	—	—	—	982,573	21.3%
Industrial	291,586	—	97,663	—	75,402	464,651	9.9%
Land and Development	—	11,886	—	323,329	—	335,215	7.3%
Condominium	—	138,479	15,707	98,045	—	252,231	5.5%
Hotel	—	140,718	83,229	—	—	223,947	4.9%
Multifamily	16,086	112,819	59,232	—	—	188,137	4.0%
Retail	57,348	59,391	34,578	8,271	—	159,588	3.5%
Other Property Types	—	24,043	—	—	7,899	31,942	0.7%
Total	$3,255,025	$539,371	$306,665	$429,645	$83,301	$4,614,007	100.0%

Percentage of Total	70%	12%	7%	9%	2%	100%

Geographic Region	Net Lease	Real Estate Finance	Operating Properties	Land & Development	Corporate	Total	% of Total
Northeast	$927,689	$221,355	$93,681	$256,014	$—	$1,498,739	32.5%
West	496,559	132,202	56,366	29,982	—	715,109	15.5%
Mid-Atlantic	572,158	—	6,145	105,963	—	684,266	14.8%
Central	429,928	65,019	44,707	31,500	—	571,154	12.4%
Southwest	406,335	—	97,716	2,268	—	506,319	11.0%
Southeast	412,914	28,599	8,050	3,918	—	453,481	9.8%
Various	9,442	92,196	—	—	83,301	184,939	4.0%
Total	$3,255,025	$539,371	$306,665	$429,645	$83,301	$4,614,007	100.0%
_______________________________________________________________________________
(1) For net lease, operating properties and land and development, gross book value is defined as the basis assigned to physical real estate property (land and building), net of any impairments taken after acquisition date and net of basis reductions associated with unit/parcel sales, plus our basis in equity method investments, plus lease related intangibles, capitalized leasing costs and excluding accumulated depreciation and amortization, and for equity method investments, excluding the effect of our share of accumulated depreciation and amortization. For real estate finance, gross book value is defined as principal funded including any deferred capitalized interest receivable, plus protective advances, exit fee receivables and any unamortized origination/modification costs, plus our basis in equity method investments, less purchase discounts and specific allowances. This amount is not reduced for CECL allowances. Real estate finance includes our $45 million pro rata share of loans held within an equity method investment.

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

The net lease segment includes our Ground Lease investments made primarily through SAFE and our traditional net lease investments. As of March 31, 2021, the gross book value of our consolidated net lease portfolio totaled $2.2 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II gross of accumulated depreciation, totaled $3.3 billion. The table below provides certain statistics for our net lease portfolio.

	Wholly-Owned	Net Lease Venture I	Total Consolidated Real Estate(1)	Net Lease Venture II	SAFE
Ownership %	100.0%	51.9%	—	51.9%	65.4%
Gross book value (millions)(2)	$1,273	$908	$2,181	$323	$3,292

% Leased	99.0%	100.0%	99.3%	100.0%	100.0%
Square footage (thousands)	9,875	5,749	15,624	3,302	N/A
Weighted average lease term (years)(3)	15.3	16.1	15.6	12.7	88.9
Weighted average yield(4)	7.6%	8.2%	7.8%	8.9%	4.4%
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

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE's Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on its land at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of March 31, 2021, we owned approximately 65.4% of SAFE's common stock outstanding.
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

As of March 31, 2021, the gross book value of our consolidated real estate finance portfolio, including securities and other lending investments, totaled $542.1 million, gross of general loan loss allowances. The portfolio, excluding securities and other lending investments, included $322.8 million of performing loans with a weighted average maturity of 1.7 years.

The tables below summarize our loans and the allowance for loan losses associated with our loans ($ in thousands):

	March 31, 2021
	Number of Loans	Gross Book Value	Allowance for Loan Losses	Net Book Value	% of Total	Allowance for Loan Losses as a % of Gross Book Value
Performing loans	13	$322,783	(4,708)	$318,075	59.6%	1.5%
Non-performing loans	1	56,343	(667)	55,676	10.4%	1.2%
Other lending investments	3	163,648	(3,683)	159,965	30.0%	2.3%
Total	17	542,774	(9,058)	533,716	100.0%	1.7%

	December 31, 2020
	Number of Loans	Gross Book Value	Allowance for Loan Losses	Net Book Value	% of Total	Allowance for Loan Losses as a % of Gross Book Value
Performing loans	16	$529,657	$(8,184)	$521,473	71.2%	1.5%
Non-performing loans	1	53,305	(742)	52,563	7.2%	1.4%
Other lending investments	3	162,538	(4,244)	158,294	21.6%	2.6%
Total	20	745,500	(13,170)	732,330	100.0%	1.8%
Performing Loans—The table below summarizes our performing loans exclusive of allowances ($ in thousands):

	March 31, 2021	December 31, 2020
Senior mortgages	$270,668	$432,350
Corporate/Partnership loans	40,276	85,667
Subordinate mortgages	11,839	11,640
Total	$322,783	$529,657

Weighted average LTV	59%	57%
Yield - year to date(1)	7.5%	8.2%
_______________________________________________________________________________
(1)Yields presented are for the three months ended March 31, 2021 and 2020.
Non-Performing Loans—We designate loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2021 and December 31, 2020, we had one non-performing loan with a carrying value of $55.7 million and $52.6 million, respectively. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $9.1 million as of March 31, 2021, or 1.7% of total loans and other lending investments, compared to $13.2 million, or 1.8%, as of December 31, 2020. We expect that our level of allowance for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and allowances requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans and other lending investments.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2021 and December 31, 2020, asset-specific allowances were $0.7 million and $0.7 million, respectively.

We estimate the formula-based component based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market. In addition, we use third-party market data that includes forecasted economic trends, including unemployment rates.

The general allowance decreased to $8.4 million, or 1.7%, of performing loans and other lending investments as of March 31, 2021, compared to $12.4 million, or 1.8%, of performing loans and other lending investments as of December 31, 2020. The decrease was due primarily to the repayment of loans during the three months ended March 31, 2021 and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including industrial, hotel, multifamily, retail, condominium, entertainment/leisure and office properties. As of March 31, 2021, the gross book value of our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $306.7 million.

Land and Development
The following table presents a land and development portfolio rollforward for the three months ended March 31, 2021.

Land and Development Portfolio Rollforward
(in millions)
	Asbury Ocean Club and Asbury Park Waterfront	Magnolia Green	All Others	Total Segment
Beginning balance(1)	$201.1	$101.3	$128.3	$430.7
Asset sales(2)	(20.7)	(4.8)	(2.5)	(28.0)
Capital expenditures	0.8	3.9	—	4.7
Other	—	(0.6)	—	(0.6)
Ending balance(1)	$181.2	$99.8	$125.8	$406.8
_______________________________________________________________________
(1)As of March 31, 2021 and December 31, 2020, Total Segment excludes $12.1 million and $31.2 million, respectively, of equity method investments.
(2)Represents gross book value of the assets sold, rather than proceeds received.

Results of Operations for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	For the Three Months Ended March 31,
	2021	2020	$ Change
	(in thousands)
Operating lease income	$47,444	$47,346	$98
Interest income	10,650	17,216	(6,566)
Interest income from sales-type leases	8,627	8,355	272
Other income	14,290	20,368	(6,078)
Land development revenue	32,249	80,176	(47,927)
Total revenue	113,260	173,461	(60,201)
Interest expense	39,563	43,392	(3,829)
Real estate expense	16,894	22,498	(5,604)
Land development cost of sales	29,323	77,059	(47,736)
Depreciation and amortization	15,455	14,486	969
General and administrative	21,439	34,271	(12,832)
(Recovery of) provision for loan losses	(3,794)	4,003	(7,797)
(Recovery of) provision for losses on net investment in leases	(1,601)	1,292	(2,893)
Impairment of assets	1,785	1,708	77
Other expense	253	74	179
Total costs and expenses	119,317	198,783	(79,466)
Income from sales of real estate	612	—	612
Loss on early extinguishment of debt, net	—	(4,115)	4,115
Earnings from equity method investments	12,769	16,612	(3,843)
Income tax benefit (expense)	665	(60)	725
Net income (loss)	$7,989	$(12,885)	$20,874
Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, increased $0.1 million to $47.4 million during the three months ended March 31, 2021 from $47.3 million for the same period in 2020. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended March 31,
	2021	2020	Change
Net Lease(1)	$42.5	$41.5	$1.0
Operating Properties(2)	4.8	5.7	(0.9)
Land and Development	0.1	0.1	—
Total	$47.4	$47.3	$0.1
______________________________________________________________
(1)Change primarily due to an increase in recovery income from tenants at certain of our properties.
(2)Change primarily due to rent abatements and a decrease in percentage rent at certain of our properties.

The following table shows certain same store statistics for our consolidated Net Lease segment. Same store assets are defined as assets we owned on or prior to January 1, 2020 and were in service through March 31, 2021 (Operating lease income in millions).

	Three Months Ended March 31,
	2021	2020
Operating lease income(1)	$52.0	$49.1
Rent per square foot	$13.39	$12.56
Occupancy(2)	99.3%	99.4%
______________________________________________________________
(1)For the three months ended March 31, 2021 and 2020, includes $9.5 million and $9.2 million, respectively, of lease income from one net lease tenant that was recorded to "Interest income from sales-type leases" and "Interest income" in our consolidated statements of operations.
(2)Occupancy as of March 31, 2021 and 2020.

Interest income decreased $6.6 million, or 38%, to $10.7 million during the three months ended March 31, 2021 from $17.2 million for the same period in 2020. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $526 million for the three months ended March 31, 2021 and $792 million for the three months ended March 31, 2020. The weighted average yield on our performing loans and other lending investments was 7.5% and 8.2%, respectively, for the three months ended March 31, 2021 and 2020.
Interest income from sales-type leases increased to $8.6 million for the three months ended March 31, 2021 from $8.4 million for the same period in 2020.
Other income decreased $6.1 million, or 30%, to $14.3 million during the three months ended March 31, 2021 from $20.4 million for the same period in 2020. Other income during the three months ended March 31, 2021 consisted primarily of a mark-to-market gain on an equity investment, management fees, other ancillary income from our land and development projects and loan portfolio, income from our hotel properties, lease termination fees and interest income on our cash. Other income during the three months ended March 31, 2020 consisted primarily of a mark-to-market gain on an equity investment, income from our hotel properties, other ancillary income from our operating properties, land and development projects and loan portfolio and interest income on our cash.
Land development revenue and cost of sales—During the three months ended March 31, 2021, we sold residential lots and units and recognized land development revenue of $32.2 million which had associated cost of sales of $29.3 million. During the three months ended March 31, 2020, we sold residential lots and units and recognized land development revenue of $80.2 million which had associated cost of sales of $77.1 million.
Costs and expenses—Interest expense decreased $3.8 million, or 9%, to $39.6 million during the three months ended March 31, 2021 from $43.4 million for the same period in 2020, due primarily to a decrease in our weighted average cost of debt, which was 4.6% for the three months ended March 31, 2021 compared to 4.9% for the three months ended March 31, 2020. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, decreased to $3.47 billion for the three months ended March 31, 2021 from $3.57 billion for the same period in 2020.
Real estate expense decreased $5.6 million, or 25%, to $16.9 million during the three months ended March 31, 2021 from $22.5 million for the same period in 2020. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended March 31,
	2021	2020	Change
Operating Properties(1)	$3.8	$7.7	$(3.9)
Land and Development(2)	4.5	8.6	(4.1)
Net Lease(3)	8.6	6.2	2.4
Total	$16.9	$22.5	$(5.6)
______________________________________________________________
(1)Change primarily due to a decrease in expenses at certain operating properties due to COVID-19.
(2)Change primarily due to a decrease in real estate taxes and insurance costs at one property and asset sales.
(3)Change primarily due to an increase in recoverable common area maintenance expenses at certain properties.

Depreciation and amortization increased $1.0 million, or 7%, to $15.5 million during the three months ended March 31, 2021 from $14.5 million for the same period in 2020, primarily due to the full amortization of intangible assets associated with terminated leases.

General and administrative expense includes payroll and related costs, performance based compensation, public company costs and occupancy costs. General and administrative expenses decreased $12.8 million, or 37%, to $21.4 million during the three months ended March 31, 2021 from $34.3 million for the same period in 2020. The decrease in 2021 was due primarily to a $11.9 million decrease in performance based compensation.

The recovery of loan losses was $3.8 million for the three months ended March 31, 2021 as compared to a provision for loan losses of $4.0 million for the same period in 2020. The recovery of loan losses for the three months ended March 31, 2021 resulted from the reversal of CECL allowances on loans that repaid in full in the first quarter 2021 and from an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. The provision for loan losses for the three months ended March 31, 2020 resulted from the adoption of a new accounting standard.
The recovery of losses on net investment in leases for the three months ended March 31, 2021 resulted from an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. The provision for losses on net investment in leases for the three months ended March 31, 2020 resulted from the adoption of a new accounting standard.
During the three months ended March 31, 2020, we recorded an impairment of $1.7 million in connection with the sale of net lease assets.
Other expense increased to $0.3 million during the three months ended March 31, 2021 from $0.1 million for the same period in 2020.
Income from sales of real estate—During the three months ended March 31, 2021, we recorded $0.6 million of income from sales of real estate from the sale of residential condominiums.

Loss on early extinguishment of debt, net—During the three months ended March 31, 2020, we incurred losses on early extinguishment of debt of $4.1 million resulting from the repayment of senior notes prior to maturity.
Earnings from equity method investments—Earnings from equity method investments decreased to $12.8 million during the three months ended March 31, 2021 from $16.6 million for the same period in 2020. During the three months ended March 31, 2021, we recognized $11.4 million of income from our equity method investment in SAFE, $1.0 million from our equity method investment in Net Lease Venture II and $0.4 million of net aggregate income from our remaining equity method investments. During the three months ended March 31, 2020, we recognized $19.3 million of income from our equity method investment in SAFE, inclusive of a dilution gain of $7.9 million resulting from the dilution of our ownership in SAFE in connection with a SAFE equity offering in March 2020, offset by $2.7 million of aggregate losses from our remaining equity method investments.
Income tax benefit (expense)—Income tax benefit of $0.7 million was recorded for the three months ended March 31, 2021 and related primarily to refunds due us for alternative minimum taxes paid in prior periods. Income tax expense of $0.1 million was recorded for the three months ended March 31, 2020 and related primarily to state margins taxes and other minimum state taxes.

Adjusted Earnings

In 2019, we announced a new business strategy that would focus our management personnel and our investment resources primarily on scaling our Ground Lease platform. As part of this strategy, we accelerated the monetization of legacy assets, reducing our legacy portfolio to approximately 15% of our overall portfolio as of March 31, 2021, and deployed a substantial portion of the proceeds into additional investments in SAFE and new loan and net lease originations relating to the Ground Lease business. Effective for the first quarter 2020, management determined that a modified non-GAAP earnings metric, designated "adjusted earnings," is the metric it uses to assess our execution of this strategy and the performance of our operations. Adjusted earnings reflects impairment charges and loan provisions in the same period in which they are recognized in net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), rather than in a later period when the asset is sold. We believe this change is appropriate as legacy asset sales have become less central to our business, even though sales may be material to particular periods when they occur.

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

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Adjusted Earnings
Net loss allocable to common shareholders	$(405)	$(21,450)
Add: Depreciation and amortization	17,629	15,056
Add: Stock-based compensation expense	5,508	16,270
Add: Non-cash portion of loss on early extinguishment of debt	—	799
Adjusted earnings allocable to common shareholders	$22,732	$10,675

Liquidity and Capital Resources

During the three months ended March 31, 2021, we invested an aggregate $105 million in new investments, prior financing commitments and real estate development. Investments included $88 million in net lease, loan, and strategic investments, $12 million in the repurchase of our common stock and $5 million of capital expenditures on legacy assets. These amounts are inclusive of fundings from our consolidated investments and our pro rata share from equity method investments and includes $5 million of investments made within the Net Lease Venture II, of which we own 51.9%.
The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operating Properties	$96	$716
Net Lease	552	3,292
Total capital expenditures on real estate assets	$648	$4,008

Land and Development	$4,134	$15,035
Total capital expenditures on land and development assets	$4,134	$15,035
As of March 31, 2021, we had unrestricted cash of $194 million and $350 million of borrowing capacity available under the Revolving Credit Facility. The COVID-19 pandemic has for the time being adversely affected our strategies of monetizing legacy assets and materially scaling SAFE's portfolio as its Manager. These conditions will adversely affect our strategies while they persist. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, distributions to shareholders through dividends and share repurchases and funding ongoing business operations. The amount we actually invest will depend on the full impact of the COVID-19 pandemic on our business and the pace of the economic recovery.
We had approximately $232 of maximum unfunded commitments associated with our investments as of March 31, 2021, of which we expect to fund the majority over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see "Unfunded Commitments" below). We also have approximately $308 million principal amount of scheduled real estate finance asset maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers.
We expect that we will be able to meet our liquidity requirements over the next 12 months and for the reasonably foreseeable future. Our capital sources to meet such cash requirements are expected to include cash on hand, Revolving Credit Facility borrowings, income from our portfolio, loan repayments from borrowers and proceeds from asset sales. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions.
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

The Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under both the Senior Term Loan and the Revolving Credit Facility we are permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and we remain in compliance with our financial covenants after giving effect to the dividend. We declared common stock dividends of $8.2 million, or $0.11 per share, for the three months ended March 31, 2021.

Derivatives—Our use of derivative financial instruments, if necessary, has primarily been limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies. Refer to Note 13 to the consolidated financial statements.

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2021, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other Lending Investments	Real Estate	Other Investments	Total
Performance-Based Commitments	$110,398	$69,734	$35,044	$215,176
Strategic Investments	—	—	17,015	17,015
Total	$110,398	$69,734	$52,059	$232,191
Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2021, we repurchased 0.7 million shares of our outstanding common stock for $12.4 million, for an average cost of $17.20 per share. During the three months ended March 31, 2020, we repurchased 1.0 million shares of our outstanding common stock for $12.0 million, for an average cost of $12.51 per share. In February 2021, our board of directors authorized an increase to the stock repurchase program to $50.0 million. As of March 31, 2021, we had remaining authorization to repurchase up to $40.1 million of common stock under our stock repurchase program.
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
The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.11% as of March 31, 2021. Actual results could differ significantly from those estimated in the table.
Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$251
Base Interest Rate	—
+10 Basis Points	(217)
+50 Basis Points	(1,051)
+100 Basis Points	(2,016)
______________________________________________________________________________
(1)As of March 31, 2021, we have an overall net variable-rate liability position. In addition, as of March 31, 2021, $216.6 million of our floating rate loans have a weighted average interest rate floor of 1.6%.

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

Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended March 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
January 1 to January 31	125,599	$15.13	125,599	$31,887,040
February 1 to February 28	36,113	$15.62	36,113	$50,000,000
March 1 to March 31	557,655	$17.75	557,655	$40,100,176
_______________________________________________________________________________
(1)We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. In February 2021, our board of directors authorized an increase to the stock repurchase program to $50.0 million.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
    Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 is formatted in Inline XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and 2020 and (vi) the Notes to the Consolidated Financial Statements (unaudited).
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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

iStar Inc. Registrant
Date:	April 29, 2021	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	April 29, 2021	/s/ JEREMY FOX-GEEN
Jeremy Fox-Geen Chief Financial Officer (principal financial officer)

iStar Inc. Registrant
Date:	April 29, 2021	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal accounting officer)