Form 10-Q
period 2021-06-30
ISTAR INC.
filed 2021-08-03
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2021
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

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2021, there were 71,690,805 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

iStar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Real estate
Real estate, at cost	$1,657,173	$1,752,053
Less: accumulated depreciation	(290,167)	(267,772)
Real estate, net	1,367,006	1,484,281
Real estate available and held for sale	99,201	5,212
Total real estate	1,466,207	1,489,493
Net investment in leases ($9,005 and $10,871 of allowances as of June 30, 2021 and December 31, 2020, respectively)	477,798	429,101
Land and development, net	381,719	430,663
Loans receivable and other lending investments, net ($7,135 and $13,170 of allowances as of June 30, 2021 and December 31, 2020, respectively)	454,960	732,330
Loans receivable held for sale	62,525	—
Other investments	1,275,954	1,176,560
Cash and cash equivalents	154,941	98,633
Finance lease right of use assets	142,985	143,727
Accrued interest and operating lease income receivable, net	7,328	10,061
Deferred operating lease income receivable, net	63,339	58,128
Deferred expenses and other assets, net	279,894	293,112
Total assets	$4,767,650	$4,861,808
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$315,337	$317,402
Finance lease liabilities	151,925	150,520
Liabilities associated with properties held for sale	2,201	27
Loan participations payable, net	—	42,501
Debt obligations, net	3,289,481	3,286,975
Total liabilities	3,758,944	3,797,425
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 14)	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 72,419 and 73,967 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	72	74
Additional paid-in capital	3,185,748	3,240,535
Accumulated deficit	(2,338,454)	(2,316,972)
Accumulated other comprehensive loss (refer to Note 14)	(35,824)	(52,680)
Total iStar Inc. shareholders' equity	811,554	870,969
Noncontrolling interests	197,152	193,414
Total equity	1,008,706	1,064,383
Total liabilities and equity	$4,767,650	$4,861,808
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Operating lease income	$45,544	$46,812	$92,988	$94,158
Interest income	8,973	15,439	19,623	32,655
Interest income from sales-type leases	8,689	8,295	17,316	16,650
Other income	10,064	10,292	24,354	30,660
Land development revenue	32,318	15,577	64,567	95,752
Total revenues	105,588	96,415	218,848	269,875
Costs and expenses:
Interest expense	39,417	41,950	78,980	85,341
Real estate expense	18,289	14,276	35,183	36,774
Land development cost of sales	30,803	16,287	60,126	93,346
Depreciation and amortization	14,660	14,300	30,115	28,786
General and administrative	30,394	18,998	51,833	53,270
(Recovery of) provision for loan losses	(2,263)	2,067	(6,057)	6,070
(Recovery of) provision for losses on net investment in leases	(265)	534	(1,866)	1,826
Impairment of assets	—	4,783	1,785	6,491
Other expense	211	203	464	277
Total costs and expenses	131,246	113,398	250,563	312,181
Income from sales of real estate	2,210	62	2,822	62
Loss from operations before earnings from equity method investments and other items	(23,448)	(16,921)	(28,893)	(42,244)
Loss on early extinguishment of debt, net	—	—	—	(4,115)
Earnings from equity method investments	12,697	2,586	25,466	19,198
Net loss before income taxes	(10,751)	(14,335)	(3,427)	(27,161)
Income tax expense	(665)	(28)	—	(88)
Net loss	(11,416)	(14,363)	(3,427)	(27,249)
Net (income) attributable to noncontrolling interests	(2,253)	(3,098)	(4,773)	(5,789)
Net loss attributable to iStar Inc.	(13,669)	(17,461)	(8,200)	(33,038)
Preferred dividends	(5,874)	(5,874)	(11,748)	(11,748)
Net loss allocable to common shareholders	$(19,543)	$(23,335)	$(19,948)	$(44,786)
Per common share data:
Net loss allocable to common shareholders:
Basic	$(0.27)	$(0.31)	$(0.27)	$(0.58)
Diluted	$(0.27)	$(0.31)	$(0.27)	$(0.58)
Weighted average number of common shares:
Basic	72,872	76,232	73,374	76,838
Diluted	72,872	76,232	73,374	76,838

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(11,416)	$(14,363)	$(3,427)	$(27,249)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges into earnings upon realization(1)	2,486	2,106	4,824	3,420
Unrealized gains (losses) on available-for-sale securities	657	972	(374)	1,175
Unrealized gains (losses) on cash flow hedges	(764)	(3,351)	11,211	(31,127)
Other comprehensive income (loss)	2,379	(273)	15,661	(26,532)
Comprehensive income (loss)	(9,037)	(14,636)	12,234	(53,781)
Comprehensive (income) loss attributable to noncontrolling interests	(2,765)	(2,348)	(7,744)	405
Comprehensive income (loss) attributable to iStar Inc.	$(11,802)	$(16,984)	$4,490	$(53,376)
(1)	Amounts reclassified to “Interest expense” in the Company’s consolidated statements of operations for the three months ended June 30, 2021 and 2020 are $2,029 and $1,799, respectively, and amounts reclassified to “Interest expense” in the Company’s consolidated statements of operations for the six months ended June 30, 2021 and 2020 are $4,133 and $2,887, respectively. Amounts reclassified to “Earnings from equity method investments” in the Company’s consolidated statements of operations for the three months ended June 30, 2021 and 2020 are $457 and $307, respectively, and amounts reclassified to “Earnings from equity method investments” in the Company’s consolidated statements of operations for the six months ended June 30, 2021 and 2020 are $691 and $533, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	iStar Inc. Shareholders' Equity
					Accumulated
		Common	Additional	Retained	Other
	Preferred	Stock at	Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Stock(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of March 31, 2021	$12	$73	$3,204,862	$(2,309,763)	$(41,858)	$197,681	$1,051,007
Dividends declared—preferred	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.125 per share)	—	—	—	(9,148)	—	—	(9,148)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	1,199	—	—	168	1,367
Net income (loss)	—	—	—	(13,669)	—	2,253	(11,416)
Change in accumulated other comprehensive income (loss)	—	—	—	—	6,034	512	6,546
Repurchase of stock	—	(1)	(19,978)	—	—	—	(19,979)
Contributions from noncontrolling interests	—	—	—	—	—	794	794
Distributions to noncontrolling interests	—	—	(335)	—	—	(4,256)	(4,591)
Balance as of June 30, 2021	$12	$72	$3,185,748	$(2,338,454)	$(35,824)	$197,152	$1,008,706

Balance as of March 31, 2020	$12	$77	$3,275,055	$(2,247,504)	$(59,522)	$191,951	$1,160,069
Dividends declared—preferred	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.11 per share)	—	—	—	(8,445)	—	—	(8,445)
Issuance of stock/restricted stock unit amortization, net(2)	—	1	860	—	—	848	1,709
Net income (loss)	—	—	—	(17,461)	—	3,098	(14,363)
Change in accumulated other comprehensive income (loss)	—	—	—	—	477	(750)	(273)
Repurchase of stock	—	(2)	(15,742)	—	—	—	(15,744)
Contributions from noncontrolling interests	—	—	—	—	—	153	153
Distributions to noncontrolling interests	—	—	—	—	—	(3,447)	(3,447)
Balance as of June 30, 2020	$12	$76	$3,260,173	$(2,279,284)	$(59,045)	$191,853	$1,113,785

	iStar Inc. Shareholders' Equity
					Accumulated
		Common	Additional	Retained	Other
	Preferred	Stock at	Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Stock(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of December 31, 2020	$12	$74	$3,240,535	$(2,316,972)	$(52,680)	$193,414	$1,064,383
Impact from adoption of new accounting standards (refer to Note 3)	—	—	(25,869)	15,850	—	—	(10,019)
Dividends declared—preferred	—	—	—	(11,748)	—	—	(11,748)
Dividends declared—common ($0.235 per share)	—	—	—	(17,384)	—	—	(17,384)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	3,771	—	—	1,538	5,309
Net income (loss)	—	—	—	(8,200)	—	4,773	(3,427)
Change in accumulated other comprehensive income (loss)	—	—	—	—	16,856	2,970	19,826
Repurchase of stock	—	(2)	(32,354)	—	—	—	(32,356)
Contributions from noncontrolling interests	—	—	—	—	—	857	857
Distributions to noncontrolling interests	—	—	(335)	—	—	(6,400)	(6,735)
Balance as of June 30, 2021	$12	$72	$3,185,748	$(2,338,454)	$(35,824)	$197,152	$1,008,706

Balance as of December 31, 2019	$12	$78	$3,284,877	$(2,205,838)	$(38,707)	$197,538	$1,237,960
Impact from adoption of new accounting standards	—	—	—	(12,382)	—	—	(12,382)
Dividends declared—preferred	—	—	—	(11,748)	—	—	(11,748)
Dividends declared—common ($0.21 per share)	—	—	—	(16,278)	—	—	(16,278)
Issuance of stock/restricted stock unit amortization, net(2)	—	1	3,082	—	—	1,575	4,658
Net income (loss)	—	—	—	(33,038)	—	5,789	(27,249)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(20,338)	(6,194)	(26,532)
Repurchase of stock	—	(3)	(27,786)	—	—	—	(27,789)
Contributions from noncontrolling interests	—	—	—	—	—	317	317
Distributions to noncontrolling interests	—	—	—	—	—	(7,172)	(7,172)
Balance as of June 30, 2020	$12	$76	$3,260,173	$(2,279,284)	$(59,045)	$191,853	$1,113,785
(1)	Refer to Note 14 for details on the Company’s Preferred Stock.
(2)	Net of payments for withholding taxes upon vesting of stock-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(3,427)	$(27,249)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Recovery of) provision for loan losses	(6,057)	6,070
(Recovery of) provision for losses on net investment in leases	(1,866)	1,826
Impairment of assets	1,785	6,491
Depreciation and amortization	30,115	28,786
Non-cash interest income from sales-type leases	(18,808)	(8,153)
Stock-based compensation expense	20,299	21,014
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	3,957	6,664
Amortization of discounts/premiums and deferred interest on loans, net	(7,459)	(16,977)
Deferred interest on loans received	23,703	8,633
Earnings from equity method investments	(25,466)	(19,198)
Distributions from operations of other investments	18,193	11,000
Deferred operating lease income	(5,211)	(7,499)
Income from sales of real estate	(2,822)	(62)
Land development revenue in excess of cost of sales	(4,441)	(2,406)
Loss on early extinguishment of debt, net	—	4,115
Other operating activities, net	(2,148)	(9,008)
Changes in assets and liabilities:
Origination and fundings of loans receivable held for sale	(62,525)	—
Changes in accrued interest and operating lease income receivable	3,572	(929)
Changes in deferred expenses and other assets, net	(1,637)	(1,692)
Changes in accounts payable, accrued expenses and other liabilities	(4,719)	(11,218)
Cash flows used in operating activities	(44,962)	(9,792)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(65,208)	(57,828)
Capital expenditures on real estate assets	(4,287)	(6,482)
Capital expenditures on land and development assets	(8,382)	(25,028)
Acquisitions of real estate, net investments in leases and land assets	(42,000)	—
Repayments of and principal collections on loans receivable and other lending investments, net	209,779	87,552
Net proceeds from sales of loans receivable	79,560	—
Net proceeds from sales of real estate	3,259	9,090
Net proceeds from sales of net investment in leases	12,825	—
Net proceeds from sales of land and development assets	61,945	94,076
Distributions from other investments	22,996	11,606
Contributions to and acquisition of interest in other investments	(91,419)	(141,091)
Other investing activities, net	4,910	(332)
Cash flows provided by (used in) investing activities	183,978	(28,437)
Cash flows from financing activities:
Borrowings from debt obligations	25,000	310,572
Repayments and repurchases of debt obligations	(35,900)	(421,363)
Preferred dividends paid	(11,748)	(11,748)
Common dividends paid	(17,304)	(16,148)
Repurchase of stock	(32,556)	(33,647)
Payments for debt prepayment or extinguishment costs	—	(3,316)
Payments for deferred financing costs	(75)	(2,501)
Payments for withholding taxes upon vesting of stock-based compensation	(2,181)	(1,984)
Contributions from noncontrolling interests	64	317
Distributions to noncontrolling interests	(6,401)	(7,172)
Cash flows used in financing activities	(81,101)	(186,990)
Effect of exchange rate changes on cash	(111)	(24)
Changes in cash, cash equivalents and restricted cash	57,804	(225,243)
Cash, cash equivalents and restricted cash at beginning of period	150,566	352,206
Cash, cash equivalents and restricted cash at end of period	$208,370	$126,963

	For the Six Months Ended June 30,
	2021	2020
Supplemental disclosure of non-cash investing and financing activity:
Fundings and (repayments) of loan receivables and loan participations, net	$(42,501)	$4,384
Accounts payable for capital expenditures on land and development and real estate assets	930	1,873
Accrued repurchase of stock	—	500

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

Business—iStar Inc. (the “Company”) finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also manages entities focused on ground lease and net lease investments (refer to Note 8). The Company has invested over $40 billion of capital over the past two decades and is structured as a real estate investment trust (“REIT”) with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company’s primary reportable business segments are net lease, real estate finance, operating properties and land and development (refer to Note 18).

Organization—The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new investments and corporate acquisitions.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year. Certain prior year amounts have been reclassified in the Company’s consolidated financial statements and the related notes to conform to the current period presentation.

Principles of Consolidation—The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The Company’s involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in “Operating lease income,” “Interest income,” “Earnings from equity method investments,” “Real estate expense” and “Interest expense” in the Company’s consolidated statements of operations. The Company has provided no financial support to those VIEs that it was not previously contractually required to provide.

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of June 30, 2021 and December 31,

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

2020. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of June 30, 2021 and December 31, 2020 ($ in thousands):

	As of
	June 30, 2021	December 31, 2020
ASSETS
Real estate
Real estate, at cost	$900,365	$899,110
Less: accumulated depreciation	(74,334)	(61,917)
Real estate, net	826,031	837,193
Land and development, net	199,876	240,137
Other investments	29	35
Cash and cash equivalents	24,999	22,571
Accrued interest and operating lease income receivable, net	1,295	1,472
Deferred operating lease income receivable, net	34,119	29,428
Deferred expenses and other assets, net	117,977	122,591
Total assets	$1,204,326	$1,253,427
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$76,684	$115,581
Debt obligations, net	480,708	488,719
Total liabilities	557,392	604,300

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company’s consolidated financial statements. As of June 30, 2021, the Company’s maximum exposure to loss from these investments does not exceed the sum of the $130.1 million carrying value of the investments, which are classified in “Other investments” on the Company’s consolidated balance sheets, and $14.9 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

The following paragraph describes the impact on the Company’s consolidated financial statements from the adoption of Accounting Standards Updates (“ASUs”) on January 1, 2021.

The Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) on January 1, 2021 using the modified retrospective approach method. Under the modified retrospective approach, the Company recorded a cumulative effect adjustment on January 1, 2021 by increasing “Debt obligations, net” by $10.0 million, increasing retained earnings by $15.9 million and decreasing “Additional paid-in capital” by $25.9 million with respect to its 3.125% senior convertible notes (refer to Note 11). Periods presented that are prior to the adoption date of January 1, 2021 will not be adjusted. In addition, upon the adoption of ASU 2020-06, the Company is required to use a modified if-converted method when calculating earnings per share. The Company will settle conversions of the 3.125% senior convertible notes by paying the conversion value in cash up to the original principal amount of the notes being converted and shares of common stock to the extent of any conversion premium. The if-converted method is modified so that interest expense is not added back to the numerator, and the denominator only includes the net number of incremental shares that would be issued upon conversion.

For the remainder of the Company’s significant accounting policies, refer to the Company’s Annual Report.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

New Accounting Pronouncements—In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	Net	Operating
	Lease(1)	Properties	Total
As of June 30, 2021
Land, at cost	$188,418	$6,830	$195,248
Buildings and improvements, at cost	1,355,014	106,911	1,461,925
Less: accumulated depreciation	(270,401)	(19,766)	(290,167)
Real estate, net(1)	1,273,031	93,975	1,367,006
Real estate available and held for sale(2)	—	99,201	99,201
Total real estate	$1,273,031	$193,176	$1,466,207
As of December 31, 2020
Land, at cost	$188,418	$103,530	$291,948
Buildings and improvements, at cost	1,353,683	106,422	1,460,105
Less: accumulated depreciation	(250,198)	(17,574)	(267,772)
Real estate, net(1)	1,291,903	192,378	1,484,281
Real estate available and held for sale(2)	—	5,212	5,212
Total real estate	$1,291,903	$197,590	$1,489,493
(1)	As of June 30, 2021 and December 31, 2020, real estate, net included $746.1 million and $755.5 million, respectively, of real estate of the Net Lease Venture (refer to Net Lease Venture below).
(2)	As of June 30, 2021 and December 31, 2020, the Company had $2.4 million and $5.2 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the “Net Lease Venture”) and gave a right of first offer to the venture on all new net lease investments. The Company and its partner had joint decision making rights pertaining to the acquisition of new investments. Upon the expiration of the investment period on June 30, 2018, the Company obtained control of the venture through its unilateral rights of management and disposition of the assets. As a result, the expiration of the investment period resulted in a reconsideration event under GAAP and the Company determined that the Net Lease Venture is a VIE for which the Company is the primary beneficiary. Effective June 30, 2018, the Company consolidated the Net Lease Venture as an asset acquisition under ASC 810. The Net Lease Venture had previously been accounted for as an equity method investment. The Company has an equity interest in the Net Lease Venture of approximately 51.9%. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a management fee and incentive fee. Several of the Company’s senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any incentive fee received based on the 47.5% external partner’s interest.

Dispositions—During the six months ended June 30, 2020, the Company sold a net lease asset for net proceeds of $7.5 million and recognized an impairment of $1.7 million in connection with the sale.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Real Estate Available and Held for Sale— During the six months ended June 30, 2021, the Company transferred an operating property with a carrying value of $96.8 million to held for sale due to an executed contract with a third party. The operating property was sold in July 2021 for $125.0 million and the Company expects to recognize a gain of approximately $25.0 million after selling costs.

Impairments—During the six months ended June 30, 2020, the Company recorded an impairment of $1.7 million in connection with the sale of a net lease asset and an impairment of $3.0 million on a real estate asset held for sale.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.1 million and $12.1 million for the three and six months ended June 30, 2021, respectively, and $5.4 million and $11.4 million for the three and six months ended June 30, 2020, respectively. These amounts are included in “Operating lease income” in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts—As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts related to real estate tenant receivables was $0.7 million and $1.7 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding customer reimbursements of expenses, in effect as of June 30, 2021, are as follows by year ($ in thousands):

	Net	Operating
Year	Lease	Properties
2021 (remaining six months)	$67,653	$3,163
2022	131,176	6,643
2023	122,817	6,383
2024	117,126	6,345
2025	120,582	5,682
Thereafter	1,333,855	8,247

Note 5—Net Investment in Leases

In June 2021, the Company acquired two parcels of land for $42.0 million each and simultaneously entered into two Ground Leases with the respective tenants. Each Ground Lease also provides for a leasehold improvement allowance up to a maximum of $83.0 million. The Company also concurrently entered into an agreement pursuant to which SAFE would acquire the Ground Leases from the Company. If certain construction conditions are not met within a specified time period, SAFE will have no obligation to acquire the Ground Leases or fund the leasehold improvement allowances. The Company classified one of the Ground Leases as a sales-type lease and it is recorded in “Net investment in leases” on the Company’s consolidated balance sheets. One Ground Lease was entered into with the seller of the land and did not qualify for sale leaseback accounting, and as such, is accounted for as a financing transaction and $42.2 million is recorded in “Loans receivable held for sale” on the Company’s consolidated balance sheet. There can be no assurance that the conditions to closing will be satisfied and that SAFE will acquire the properties and Ground Leases from the Company.

In May 2019, the Company entered into a transaction with an operator of bowling entertainment venues, consisting of the purchase of nine bowling centers for $56.7 million, of which seven were acquired from the lessee for $44.1 million, and a commitment to invest up to $55.0 million in additional bowling centers over the next several years. The new centers were added to the Company’s existing master leases with the tenant. In connection with this transaction, the maturities of the master leases were extended by 15 years to 2047. In the second quarter 2020, the Company entered into a transaction with the lessee whereby it would apply $10 million of the net proceeds it received from certain sales of the lessee’s facilities to the lessee’s upcoming rent obligations to the Company. In exchange, the Company’s obligation under the lease to acquire an equal amount of new facilities for them or to reduce their rent in the future was terminated. In the third quarter

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

2020, the Company granted the lessee a nine-month rent deferral on its two wholly-owned master leases in exchange for eliminating the Company’s commitment to invest up to $55.0 million in additional bowling centers over the next several years. All deferred amounts are required to be repaid with interest beginning in January 2023.

As a result of the May 2019 modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in “Net investment in leases” on its consolidated balance sheet. As a result of the modifications in the second and third quarter 2020, the Company reassessed this classification as required by ASC 842, and concluded that the leases should continue to be classified as sales-type leases. In May 2019, the Company determined that the seven bowling centers acquired did not qualify as a sale leaseback transaction and recorded $44.1 million in “Loans receivable and other lending investments, net” on its consolidated balance sheet (refer to Note 7).

For the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.3 million, respectively, of cash interest income and $8.5 million and $17.0 million, respectively, of non-cash interest income in “Interest income from sales-type leases” in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2020, the Company recognized $2.3 million and $9.2 million, respectively, of cash interest income and $6.0 million and $7.5 million, respectively, of non-cash interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations.

Dispositions—During the six months ended June 30, 2021, the Company sold net lease assets for net proceeds of $6.6 million and recognized an aggregate impairment of $1.5 million in connection with the sales.

The Company’s net investment in leases were comprised of the following as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Total undiscounted cash flows	$1,545,634	$1,020,921
Unguaranteed estimated residual value	378,016	345,284
Present value discount	(1,436,847)	(926,233)
Allowance for losses on net investment in leases	(9,005)	(10,871)
Net investment in leases(1)	$477,798	$429,101
(1)	As of June 30, 2021 and December 31, 2020, all of the Company’s net investment in leases were current in their payment status and performing in accordance with the terms of the respective leases. As of June 30, 2021, the weighted average risk rating on the Company’s net investment in leases was 1.9.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2021, are as follows by year ($ in thousands):

Amount
2021 (remaining six months)	$14,249
2022	30,590
2023	43,272
2024	43,029
2025	31,955
Thereafter	1,382,539
Total undiscounted cash flows	$1,545,634

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Allowance for Losses on Net Investment in Leases—Changes in the Company’s allowance for losses on net investment in leases for the three and six months ended June 30, 2021 and 2020 were as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Allowance for losses on net investment in leases at beginning of period	$9,270	$10,403	$10,871	$—
Initial allowance recorded upon adoption of new accounting standard(1)	—	—	—	9,111
(Recovery of) provision for losses on net investment in leases(2)	(265)	534	(1,866)	1,826
Allowance for losses on net investment in leases at end of period	$9,005	$10,937	$9,005	$10,937
(1)	The Company recorded an initial allowance for losses on net investment in leases of $9.1 million upon the adoption of ASU 2016-13 on January 1, 2020.
(2)	During the three and six months ended June 30, 2021, the Company recorded a recovery of losses on net investment in leases of $0.3 million and $1.9 million, respectively, due primarily to an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. During the three and six months ended June 30, 2020, the Company recorded an allowance for losses on net investment in leases of $0.5 million and $1.8 million, respectively, due primarily to the macroeconomic impact of COVID-19 on commercial real estate markets and the adoption of ASU 2016-13.

Note 6—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	June 30,	December 31,
	2021	2020
Land and land development, at cost	$392,703	$441,201
Less: accumulated depreciation	(10,984)	(10,538)
Total land and development, net	$381,719	$430,663

Dispositions—During the six months ended June 30, 2021 and 2020, the Company sold land parcels and residential lots and units and recognized land development revenue of $64.6 million and $95.8 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized land development cost of sales of $60.1 million and $93.3 million, respectively, from its land and development portfolio.

Impairments—During the six months ended June 30, 2020, the Company recorded an impairment of $1.5 million on a land and development asset.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	June 30, 2021	December 31, 2020
Construction loans
Senior mortgages	$190,830	$449,733
Corporate/Partnership loans	20,049	65,100
Subtotal - gross carrying value of construction loans(1)	210,879	514,833
Loans
Senior mortgages	50,463	35,922
Corporate/Partnership loans	18,674	20,567
Subordinate mortgages	12,042	11,640
Subtotal - gross carrying value of loans	81,179	68,129
Other lending investments
Financing receivables (refer to Note 5)	48,286	46,549
Held-to-maturity debt securities	93,677	90,715
Available-for-sale debt securities	28,074	25,274
Subtotal - other lending investments	170,037	162,538
Total gross carrying value of loans receivable and other lending investments	462,095	745,500
Allowance for loan losses	(7,135)	(13,170)
Total loans receivable and other lending investments, net	$454,960	$732,330
(1)	As of June 30, 2021, 91% of gross carrying value of construction loans had completed construction.

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the three months ended June 30, 2021 and 2020 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Financing	Specific
Three Months Ended June 30, 2021	Loans	Loans	Securities	Receivables	Allowance	Total
Allowance for loan losses at beginning of period	$2,893	$1,815	$2,685	$998	$667	$9,058
Recovery of loan losses(1)	(1,253)	(196)	(292)	(105)	(77)	(1,923)
Allowance for loan losses at end of period	$1,640	$1,619	$2,393	$893	$590	$7,135

Three Months Ended June 30, 2020
Allowance for loan losses at beginning of period	$9,724	$686	$53	$1,100	$21,701	$33,264
Provision for loan losses(1)	2,012	219	58	59	—	2,348
Allowance for loan losses at end of period	$11,736	$905	$111	$1,159	$21,701	$35,612
(1)	During the three months ended June 30, 2021 and 2020, the Company recorded a provision for (recovery of) loan losses of ($2.3) million and $2.1 million, respectively, in its consolidated statement of operations. The recovery in 2021 was due primarily to the repayment of loans during the three months ended June 30, 2021 and an improving macroeconomic forecast on commercial real estate markets since March 31, 2021. Of this amount, $0.4 million related to a provision for loan losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities." The provision in 2020 was due to the macroeconomic impact of COVID-19 on commercial real estate markets, which was partially offset by a $0.3 million reduction in provision for loan losses for unfunded loan commitments that were funded during the three months ended June 30, 2020, and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities."

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Changes in the Company’s allowance for loan losses were as follows for the six months ended June 30, 2021 and 2020 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Financing	Specific
Six Months Ended June 30, 2021	Loans	Loans	Securities	Receivables	Allowance	Total
Allowance for loan losses at beginning of period	$6,541	$1,643	$3,093	$1,150	$743	$13,170
Recovery of loan losses(1)	(4,901)	(24)	(700)	(257)	(153)	(6,035)
Allowance for loan losses at end of period	$1,640	$1,619	$2,393	$893	$590	$7,135

Six Months Ended June 30, 2020
Allowance for loan losses at beginning of period	$6,668	$265	$—	$—	$21,701	$28,634
Adoption of new accounting standard(2)	(353)	98	20	964	—	729
Provision for loan losses(1)	5,421	542	91	195	—	6,249
Allowance for loan losses at end of period	$11,736	$905	$111	$1,159	$21,701	$35,612
(1)	During the six months ended June 30, 2021 and 2020, the Company recorded a provision for (recovery of) loan losses of ($6.1) million and $6.1 million, respectively, in its consolidated statements of operations. The recovery in 2021 was due primarily to the repayment of loans during the six months ended June 30, 2021 and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. The provision for loan losses in 2020 resulted from the macroeconomic impact of COVID-19 on commercial real estate markets and was partially offset by a $0.2 million reduction in provision for loan losses for unfunded loan commitments that were funded during the six months ended June 30, 2020 and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities."
(2)	On January 1, 2020, the Company recorded an increase to its allowance for loan losses of $3.3 million upon the adoption of ASU 2016-13, of which $2.5 million related to expected credit losses for unfunded loan commitments and was recorded in “Accounts payable, accrued expenses and other liabilities.”

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows as of June 30, 2021 and December 31, 2020 ($ in thousands):

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment(1)	Impairment	Total
As of June 30, 2021
Construction loans(2)	$56,610	$154,269	$210,879
Loans(2)	—	81,179	81,179
Financing receivables	—	48,286	48,286
Held-to-maturity debt securities	—	93,677	93,677
Available-for-sale debt securities(3)	—	28,074	28,074
Less: Allowance for loan losses	(590)	(6,545)	(7,135)
Total	$56,020	$398,940	$454,960
As of December 31, 2020
Construction loans(2)	$53,305	$461,528	$514,833
Loans(2)	—	68,129	68,129
Financing receivables	—	46,549	46,549
Held-to-maturity debt securities	—	90,715	90,715
Available-for-sale debt securities(3)	—	25,274	25,274
Less: Allowance for loan losses	(743)	(12,427)	(13,170)
Total	$52,562	$679,768	$732,330
(1)	The carrying value of this loan includes an unamortized discount of $0.8 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively. The Company’s loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.
(2)	The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $1.7 million and $2.3 million as of June 30, 2021 and December 31, 2020, respectively.
(3)	Available-for-sale debt securities are evaluated for impairment under ASC 326-30.

Credit Characteristics—As part of the Company’s process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain, and there can be no assurance that actual performance will be similar to current expectation. The Company designates loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in performing senior mortgages, corporate/partnership loans, subordinate mortgages and financing receivables, presented by year of origination and by credit quality, as indicated by risk rating, as of June 30, 2021 were as follows ($ in thousands):

Year of Origination
	2021	2020	2019	2018	2017	Prior to 2017	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	34,394	—	—	118,045	—	3,500	155,939
3.5	—	—	—	28,744	—	—	28,744
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$34,394	$—	$—	$146,789	$—	$3,500	$184,683
Corporate/partnership loans
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	13,115	—	—	13,115
2.5	—	—	—	—	—	—	—
3.0	6,934	—	—	—	—	—	6,934
3.5	—	—	—	—	—	—	—
4.0	—	—	—	18,674	—	—	18,674
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$6,934	$—	$—	$31,789	$—	$—	$38,723
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	12,042	12,042
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$12,042	$12,042

Financing receivables
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	48,286	—	—	—	48,286
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$48,286	$—	$—	$—	$48,286
Total	$41,328	$—	$48,286	$178,578	$—	$15,542	$283,734
(1)	As of June 30, 2021, excludes $56.6 million for one loan on non-accrual status.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		and Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of June 30, 2021
Senior mortgages	$184,683	$56,610	$—	56,610	$241,293
Corporate/Partnership loans	38,723	—	—	—	38,723
Subordinate mortgages	12,042	—	—	—	12,042
Total	$235,448	$56,610	$—	$56,610	$292,058
As of December 31, 2020
Senior mortgages	$443,154	$42,501	$—	$42,501	$485,655
Corporate/Partnership loans	42,721	42,946	—	42,946	85,667
Subordinate mortgages	11,640	—	—	—	11,640
Total	$497,515	$85,447	$—	$85,447	$582,962

Impaired Loans—The Company’s impaired loan was as follows ($ in thousands):

	As of June 30, 2021			As of December 31, 2020
		Unpaid			Unpaid
	Amortized	Principal	Related	Amortized	Principal	Related
	Cost	Balance	Allowance	Cost	Balance	Allowance
With an allowance recorded:
Senior mortgages(1)	$56,610	$55,859	$(590)	$53,305	$52,552	$(743)
Total	$56,610	$55,859	$(590)	$53,305	$52,552	$(743)
(1)	The Company has one non-accrual loan as of June 30, 2021 and December 31, 2020 that is considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the six months ended June 30, 2021 and 2020.

Loans receivable held for sale—In March 2021, the Company acquired land and simultaneously structured and entered into with the seller a Ground Lease on which a multi-family project will be constructed. The Company funded $16.1 million at closing and the Ground Lease documents provide for future funding obligations of approximately $11.9 million of deferred purchase price and $52.0 million of leasehold improvement allowance upon achievement of certain milestones. At closing, the Company entered into an agreement with SAFE pursuant to which, subject to certain conditions being met, SAFE will acquire the ground lessor from the Company. The Company determined that the transaction did not qualify as a sale leaseback transaction and recorded the Ground Lease in “Loans receivable held for sale” on the Company’s consolidated balance sheet as of June 30, 2021. The Company received $2.7 million of consideration from SAFE in connection with this transaction.

In June 2021, the Company acquired a parcel of land for $42.0 million and simultaneously entered into a Ground Lease (refer to Note 5). The Company also concurrently entered into an agreement pursuant to which SAFE would acquire the Ground Lease from the Company. The Ground Lease was entered into with the seller of the land and did not qualify for sale leaseback accounting, and as such, is accounted for as a financing transaction and $42.2 million is recorded in “Loans receivable held for sale” on the Company’s consolidated balance sheets.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain	Fair Value	Value
As of June 30, 2021
Available-for-Sale Securities
Municipal debt securities	$23,855	$23,855	$4,219	$28,074	$28,074
Held-to-Maturity Securities
Debt securities	100,000	93,677	—	93,677	93,677
Total	$123,855	$117,532	$4,219	$121,751	$121,751
As of December 31, 2020
Available-for-Sale Securities
Municipal debt securities	$20,680	$20,680	$4,594	$25,274	$25,274
Held-to-Maturity Securities
Debt securities	100,000	90,715	—	90,715	90,715
Total	$120,680	$111,395	$4,594	$115,989	$115,989

As of June 30, 2021, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Held-to-Maturity Debt Securities		Available-for-Sale Debt Securities
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	93,677	93,677	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	23,855	28,074
Total	$93,677	$93,677	$23,855	$28,074

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Investments

The Company’s other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Earnings (Losses) from		Earnings (Losses) from
	Carrying Value		Equity Method Investments (1)		Equity Method Investments(1)
	as of		For the Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Real estate equity investments
Safehold Inc. ("SAFE")(2)	$988,687	$937,712	$9,703	$8,236	$21,115	$27,574
iStar Net Lease II LLC ("Net Lease Venture II")	84,735	78,998	1,599	564	2,600	757
Other real estate equity investments	68,920	89,939	(1,461)	(4,893)	(2,063)	(6,975)
Subtotal	1,142,342	1,106,649	9,841	3,907	21,652	21,356
Other strategic investments(3)	133,612	69,911	2,856	(1,321)	3,814	(2,158)
Total	$1,275,954	$1,176,560	$12,697	$2,586	$25,466	$19,198
(1)	For the three months ended June 30, 2021 and 2020, earnings (losses) from equity method investments is net of the Company’s pro rata share of $5.5 million and $4.8 million, respectively, of depreciation expense and $17.7 million and $15.7 million, respectively, of interest expense. For the six months ended June 30, 2021 and 2020, earnings (losses) from equity method investments is net of the Company’s pro rata share of $11.1 million and $8.8 million, respectively, of depreciation expense and $33.2 million and $29.4 million, respectively, of interest expense.
(2)	As of June 30, 2021, the Company owned 35.2 million shares of SAFE common stock which, based on the closing price of $78.50 on June 30, 2021, had a market value of $2.8 billion. For the six months ended June 30, 2021 and 2020, equity in earnings includes dilution gains of $0.5 million and $7.9 million, respectively, resulting from SAFE equity offerings.
(3)	During the six months ended June 30, 2021 and 2020, the Company identified observable price changes in an equity security held by the Company as evidenced by orderly private issuances of similar securities by the same issuer. In accordance with ASC 321, the Company remeasured its equity investment at fair value and recognized aggregate mark-to-market gains for the six months ended June 30, 2021 and 2020 of $5.1 million and $9.9 million, respectively, in “Other income” in the Company’s consolidated statements of operations.

Safehold Inc.—Safehold Inc. (“SAFE”) is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of June 30, 2021, the Company owned approximately 66.0% of SAFE’s common stock outstanding.

In January 2019, the Company purchased 12.5 million newly designated limited partnership units (the “Investor Units”) in SAFE’s operating partnership (“SAFE OP”), at a purchase price of $20.00 per unit, for a total purchase price of $250.0 million. In May 2019, after the approval of SAFE’s stockholders, the Investor Units were exchanged for shares of SAFE’s common stock on a one-for-one basis. Following the exchange, the Investor Units were retired.

In connection with the Company’s purchase of the Investor Units, it entered into a Stockholder’s Agreement with SAFE on January 2, 2019. The Stockholder’s Agreement:

●	limits the Company’s discretionary voting power to 41.9% of the outstanding voting power of SAFE’s common stock until its aggregate ownership of SAFE common stock is less than 41.9%;
●	requires the Company to cast all of its voting power in favor of three director nominees to SAFE’s board who are independent of each of the Company and SAFE for three years;
●	subjects the Company to certain standstill provisions; and
●	provides the Company certain preemptive rights.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

In March 2020, the Company acquired 1.7 million shares of SAFE’s common stock in a private placement for $80.0 million.

A wholly-owned subsidiary of the Company is the external manager of SAFE and is entitled to a management fee. In addition, the Company is also the external manager of a venture in which SAFE is a member. Following are the key terms of the management agreement with SAFE:

●	The Company receives a fee equal to 1.0% of total SAFE equity (as defined in the management agreement) up to $1.5 billion; 1.25% of total SAFE equity (for incremental equity of $1.5 billion - $3.0 billion); 1.375% of total SAFE equity (for incremental equity of $3.0 billion - $5.0 billion); and 1.5% of total SAFE equity (for incremental equity over $5.0 billion);
●	Fee to be paid in cash or in shares of SAFE common stock, at the discretion of SAFE’s independent directors;
●	The stock is locked up for two years, subject to certain restrictions;
●	There is no additional performance or incentive fee;
●	The management agreement is non-terminable by SAFE through June 30, 2023, except for cause; and
●	Automatic annual renewals thereafter, subject to non-renewal upon certain findings by SAFE’s independent directors and payment of termination fee equal to three times the prior year’s management fee.

During the three months ended June 30, 2021 and 2020, the Company recorded $3.5 million and $3.2 million, respectively, of management fees pursuant to its management agreement with SAFE. During the six months ended June 30, 2021 and 2020, the Company recorded $7.0 million and $6.0 million, respectively, of management fees pursuant to its management agreement with SAFE.

The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has elected not to charge in full certain of the expense reimbursements while SAFE is growing its portfolio. During the three months ended June 30, 2021 and 2020, the Company recognized $1.9 million and $1.3 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE. During the six months ended June 30, 2021 and 2020, the Company recognized $3.8 million and $2.5 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.

The Company has an exclusivity agreement with SAFE pursuant to which it agreed, subject to certain exceptions, that it will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless it has first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.

Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company’s and SAFE’s independent directors, for the periods presented:

In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project. The transaction included a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded; and (ii) an $80.5 million leasehold first mortgage. During the three months ended June 30, 2020, the Company recorded $0.8 million of interest income on the loan. During the six months ended June 30, 2021 and 2020, the Company recorded $0.3 million and $1.5 million, respectively, of interest income on the loan. The Company sold the Ground Lease to SAFE in September 2020 for $34.0 million and sold the leasehold first mortgage to an entity in which the Company has a 53% equity interest (refer to “Other strategic investments” below) in January 2021 for $63.3 million.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the conversion of an office building into a multi-family property. The loan was repaid during the fourth quarter 2020. During the three and six months ended June 30, 2020, the Company recorded $0.3 million and $0.5 million, respectively, of interest income on the loan.

In June 2020, Net Lease Venture II (see below) acquired the leasehold interest in an office laboratory property in Honolulu, HI and simultaneously entered into a 99-year Ground Lease with SAFE.

In February 2021, the Company provided a $50.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the Ground Lease tenant’s recapitalization of a hotel property. The Company received $1.9 million of consideration from SAFE in connection with this transaction. As of June 30, 2021, $42.7 million of the loan was funded and during the three and six months ended June 30, 2021, the Company recorded $1.5 million and $2.4 million, respectively, of interest income on the loan.

In March 2021, the Company acquired land and simultaneously structured and entered into with the seller a Ground Lease on which a multi-family project will be constructed. At closing, the Company entered into an agreement with SAFE pursuant to which, subject to certain conditions being met, SAFE will acquire the ground lessor from the Company (refer to Note 7 - Loans receivable held for sale). The Company also committed to provide a $75.0 million construction loan to the Ground Lease tenant.

In June 2021, the Company sold to SAFE its rights under a purchase option agreement for $1.2 million. The Company had previously acquired such purchase option agreement from a third-party property owner for $1.0 million and incurred $0.2 million of expenses. Under the option agreement, upon certain conditions being met by an outside developer who may become the Ground Lease tenant, SAFE has the right to acquire for $215.0 million a property and hold a Ground Lease under approximately 1.1 million square feet of office space that may be developed on the property. No gain or loss was recognized by the Company as a result of the sale.

In June 2021, the Company and SAFE entered into two agreements pursuant to each of which SAFE would acquire land and a related Ground Lease originated by the Company when certain construction related conditions are met by a specified time period. The purchase price to be paid for each is $42.0 million, plus an amount necessary for the Company to achieve the greater of a 1.25x multiple and a 9% return on its investment. In addition, each Ground Lease provides for a leasehold improvement allowance up to a maximum of $83.0 million, which obligation would be assumed by SAFE upon acquisition. If certain construction conditions are not met within a specified time period, SAFE will have no obligation to acquire the Ground Leases or fund the leasehold improvement allowances. There can be no assurance that the conditions to closing will be satisfied and that SAFE will acquire the properties and Ground Leases from the Company.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Net Lease Venture II—In July 2018, the Company entered into a new venture (“Net Lease Venture II”) with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. In June 2021, Net Lease Venture II’s investment period was extended to December 31, 2021. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately 51.9%. The Company does not have a controlling interest in Net Lease Venture II due to the substantive participating rights of its partner. The Company accounts for its investment in Net Lease Venture II as an equity method investment and is responsible for managing the venture in exchange for a management fee and incentive fee. During the three months ended June 30, 2021 and 2020, the Company recorded $0.4 million and $0.4 million, respectively, of management fees from Net Lease Venture II. During the six months ended June 30, 2021 and 2020, the Company recorded $0.8 million and $0.8 million, respectively, of management fees from Net Lease Venture II.

Other real estate equity investments—As of June 30, 2021, the Company’s other real estate equity investments include equity interests in real estate ventures ranging from 33% to 95%, comprised of investments of $55.3 million in operating properties and $13.6 million in land assets. As of December 31, 2020, the Company’s other real estate equity investments included $58.7 million in operating properties and $31.2 million in land assets.

In August 2018, the Company provided a mezzanine loan with a principal balance of $33.0 million as of June 30, 2021 and December 31, 2020 to an unconsolidated entity in which the Company owns a 50% equity interest. The loan matures in August 2022. As of June 30, 2021, and December 31, 2020, the loan is included in “Loans receivable and other lending investments, net” on the Company’s consolidated balance sheet. During the three months ended June 30, 2021 and 2020, the Company recorded $0.6 million and $0.6 million, respectively, of interest income on the mezzanine loan. During the six months ended June 30, 2021 and 2020, the Company recorded $1.1 million and $1.2 million, respectively, of interest income on the mezzanine loan.

Other strategic investments—As of June 30, 2021 and December 31, 2020, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

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

Summarized investee financial information—The following table presents the investee level summarized financial information for the Company’s equity method investment that was significant as of June 30, 2021 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent
For the Six Months Ended June 30, 2021
SAFE	$87,720	$57,536	$31,640

For the Six Months Ended June 30, 2020
SAFE	$77,518	$49,200	$29,861

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2021	December 31, 2020
Intangible assets, net(1)	$149,620	$156,041
Restricted cash	53,429	51,933
Operating lease right-of-use assets(2)	45,894	48,891
Other assets(3)	20,720	19,453
Other receivables	4,696	10,881
Leasing costs, net(4)	2,631	2,340
Corporate furniture, fixtures and equipment, net(5)	1,852	2,024
Deferred financing fees, net	1,052	1,549
Deferred expenses and other assets, net	$279,894	$293,112
(1)	Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $50.6 million and $44.4 million as of June 30, 2021 and December 31, 2020, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company’s consolidated statements of operations by $0.3 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $2.6 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively, and $5.8 million and $5.3 million for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in “Depreciation and amortization” in the Company’s consolidated statements of operations. As of June 30, 2021, the weighted average remaining amortization period for the Company’s intangible assets was approximately 16.4 years.
(2)	Right-of-use lease assets relate primarily to the Company’s leases of office space. Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “General and administrative” and “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended June 30, 2021 and 2020, the Company recognized $1.2 million and $1.2 million, respectively, in "General and administrative" and $0.9 million and $0.9 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases. During the six months ended June 30, 2021 and 2020, the Company recognized $2.5 million and $2.2 million, respectively, in "General and administrative" and $1.8 million and $1.7 million, respectively, in "Real estate expense" in its consolidated statement of operations relating to operating leases.
(3)	Other assets primarily includes prepaid expenses, deposits for certain real estate assets and management fees and expense reimbursements due from SAFE (refer to Note 8).
(4)	Accumulated amortization of leasing costs was $2.2 million and $2.6 million as of June 30, 2021 and December 31, 2020, respectively.
(5)	Accumulated depreciation on corporate furniture, fixtures and equipment was $14.6 million and $14.3 million as of June 30, 2021 and December 31, 2020, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2021	December 31, 2020
Other liabilities(1)	$81,056	91,513
Accrued expenses	104,716	94,724
Intangible liabilities, net(2)	47,492	48,738
Operating lease liabilities (see table above)	48,645	50,072
Accrued interest payable	33,428	32,355
Accounts payable, accrued expenses and other liabilities	$315,337	$317,402
(1)	As of June 30, 2021 and December 31, 2020, other liabilities includes $33.0 million and $36.9 million, respectively, of deferred income. As of June 30, 2021 and December 31, 2020, other liabilities includes $13.5 million and $19.0 million, respectively, of derivative liabilities. As of June 30, 2021 and December 31, 2020, other liabilities includes $1.0 million and $1.0 million, respectively, of expected credit losses for unfunded loan commitments.
(2)	Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $8.8 million and $7.5 million as of June 30, 2021 and December 31, 2020, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.6 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Loan Participations Payable, net

The Company had one loan participation payable with a carrying value of $42.5 million and an interest rate of 6.0% as of December 31, 2020. The loan was repaid in the first quarter 2021.

Loan participations represent transfers of financial assets that did not meet the sales criteria established under ASC Topic 860 and are accounted for as loan participations payable, net as of December 31, 2020. As of December 31, 2020, the corresponding loan receivable balance was $42.5 million and is included in “Loans receivable and other lending investments, net” on the Company’s consolidated balance sheets. The principal and interest due on loan participations payable are paid from cash flows of the corresponding loans receivable, which serve as collateral for the participations.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated		Scheduled
	June 30, 2021	December 31, 2020	Interest Rates		Maturity Date
Secured credit facilities and mortgages:
Revolving Credit Facility	$—	$—	LIBOR + 2.00	% (1)	September 2022
Senior Term Loan	491,875	491,875	LIBOR + 2.75	% (2)	June 2023
Mortgages collateralized by net lease assets	710,175	721,075	1.65% - 7.26	% (3)
Total secured credit facilities and mortgages(4)	1,202,050	1,212,950
Unsecured notes:
3.125% senior convertible notes(5)	287,500	287,500	3.125%		September 2022
4.75% senior notes(6)	775,000	775,000	4.75%		October 2024
4.25% senior notes(7)	550,000	550,000	4.25%		August 2025
5.50% senior notes(8)	400,000	400,000	5.50%		February 2026
Total unsecured notes	2,012,500	2,012,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,314,550	3,325,450
Debt discounts and deferred financing costs, net(9)	(25,069)	(38,475)
Total debt obligations, net(10)	$3,289,481	$3,286,975
(1)	The Revolving Credit Facility bears interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin ranging from 1.00% to 1.50%; or (ii) LIBOR subject to a margin ranging from 2.00% to 2.50%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023.
(2)	The loan bears interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.
(3)	As of June 30, 2021, the weighted average interest rate of these loans is 4.4%, inclusive of the effect of interest rate swaps.
(4)	As of June 30, 2021, $2.0 billion net carrying value of assets served as collateral for the Company’s secured debt obligations.
(5)	The Company’s 3.125% senior convertible fixed rate notes due September 2022 (“3.125% Convertible Notes”) are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of June 30, 2021 was 71.2325 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $14.04 per share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As of December 31, 2020, the carrying value of the 3.125% Convertible Notes was $275.1 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $10.2 million, net of fees. Upon the adoption of ASU 2020-06 on January 1, 2021, the Company reclassed the unamortized discount to shareholders equity (refer to Note 3). During the three months ended June 30, 2021 and 2020, the Company recognized $2.2 million and $2.2 million, respectively, of contractual interest and during the three months ended June 30, 2020, the Company recognized $1.3 million of discount amortization on the 3.125% Convertible Notes. During the six months ended June 30, 2021 and 2020, the Company recognized $4.5 million and $4.5 million, respectively, of contractual interest and during the six months ended June 30, 2020, the Company recognized $2.6 million of discount amortization on the 3.125% Convertible Notes. The effective interest rate for the three and six months ended June 30, 2020 was 5.2%.
(6)	The Company can prepay these senior notes without penalty beginning July 1, 2024.
(7)	The Company can prepay these senior notes without penalty beginning May 1, 2025.
(8)	The Company can prepay these senior notes without penalty beginning August 15, 2024.
(9)	On January 1, 2021, the Company adopted ASU 2020-06 and reclassed $10.0 million of debt discount and unamortized fees from the 3.125% Convertible Notes to shareholders’ equity on the Company’s consolidated balance sheet (refer to Note 3).
(10)	The Company capitalized interest relating to development activities of $0.2 million and $0.6 million during the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Future Scheduled Maturities—As of June 30, 2021, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2021 (remaining six months)	$—	$101,011	$101,011
2022	287,500	95,867	383,367
2023	—	491,875	491,875
2024	775,000	—	775,000
2025	550,000	270,890	820,890
Thereafter	500,000	242,407	742,407
Total principal maturities	2,112,500	1,202,050	3,314,550
Unamortized discounts and deferred financing costs, net	(19,782)	(5,287)	(25,069)
Total debt obligations, net	$2,092,718	$1,196,763	$3,289,481

Senior Term Loan—The Company has a $650.0 million senior term loan (the “Senior Term Loan”) that bears interest at LIBOR plus 2.75% per annum and matures in June 2023. The Senior Term Loan is secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permits substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. The Company may make optional prepayments, subject to prepayment fees. As of June 30, 2021, the outstanding balance on the Company’s Senior Term Loan was $491.9 million.

Revolving Credit Facility—The Company has a secured revolving credit facility (the “Revolving Credit Facility”) with a maximum capacity of $350.0 million that matures in September 2022. Outstanding borrowings under the Revolving Credit Facility are secured by pledges of the equity interests in the Company’s subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company’s corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of June 30, 2021, based on the Company’s borrowing base of assets, the Company had the ability to draw $341.7 million without pledging any additional assets to the facility.

Unsecured Notes—As of June 30, 2021, the Company has senior unsecured notes outstanding with varying fixed-rates and maturities ranging from September 2022 to February 2026. The Company’s senior unsecured notes are interest only, are generally redeemable at the option of the Company and contain certain financial covenants (see below).

During the six months ended June 30, 2020, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $4.1 million. This amount is included in “Loss on early extinguishment of debt, net” in the Company’s consolidated statements of operations.

Debt Covenants—The Company’s outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.2x and a covenant restricting certain incurrences of debt based on a fixed charge coverage ratio. If any of the Company’s covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders.

The Company’s Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires the Company to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires the Company to maintain both borrowing base asset value

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, the Company has the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under both the Senior Term Loan and the Revolving Credit Facility the Company is permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and the Company remains in compliance with its financial covenants after giving effect to the dividend.

The Company’s Senior Term Loan and the Revolving Credit Facility contain cross default provisions that would allow the lenders to declare an event of default and accelerate the Company’s indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company’s unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company’s indebtedness to them if the Company’s other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

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

As of June 30, 2021, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other
	Lending	Real	Other
	Investments	Estate	Investments	Total
Performance-Based Commitments	$94,398	$71,702	$33,790	$199,890
Strategic Investments	—	—	14,934	14,934
Total	$94,398	$71,702	$48,724	$214,824

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Other Commitments—Future minimum lease obligations under non-cancelable operating and finance leases as of June 30, 2021 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2021 (remaining six months)	$2,588	$2,763
2022	6,756	5,604
2023	6,393	5,716
2024	6,309	5,830
2025	6,297	5,946
Thereafter	496	1,567,826
Total undiscounted cash flows	28,839	1,593,685
Present value discount(1)	(3,128)	(1,441,760)
Other adjustments(2)	22,934	—
Lease liabilities	$48,645	$151,925
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.1% and the weighted average remaining lease term is 7.8 years. The weighted average remaining lease term for the Company’s operating leases, excluding operating leases for which the Company’s tenants pay rent on its behalf, was 5.1 years and the weighted average discount rate was 5.0%. For finance leases, which relate primarily to the Company’s Ground Leases with SAFE, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.5% and the weighted average remaining lease term is 96.5 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in “Depreciation and amortization” in the Company’s consolidated statements of operations. During the three months ended June 30, 2021 and 2020, the Company recognized $2.1 million and $2.0 million, respectively, in "Interest expense" and $0.4 million and $0.4 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. During the six months ended June 30, 2021 and 2020, the Company recognized $4.1 million and $4.1 million, respectively, in "Interest expense" and $0.7 million and $0.7 million, respectively, in "Depreciation and amortization" in its consolidated statement of operations relating to finance leases. During the three months ended June 30, 2021 and 2020, the Company made payments of $0.4 million and $1.1 million, respectively, related to its operating leases and $1.4 million and $1.3 million, respectively, related to its finance leases with SAFE. During the six months ended June 30, 2021 and 2020, the Company made payments of $1.2 million and $2.1 million, respectively, related to its operating leases and $2.7 million and $2.7 million, respectively, related to its finance leases with SAFE.
(2)	The Company is obligated to pay ground rent under certain operating leases; however, the Company’s tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations. The amount shown above is the net present value of the payments to be made by the Company’s tenants on its behalf.

Future minimum lease obligations under non-cancelable operating and finance leases as of December 31, 2020 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2021	$3,797	$5,494
2022	6,756	5,604
2023	6,393	5,716
2024	6,309	5,830
2025	6,297	5,946
Thereafter	496	1,567,826
Total undiscounted cash flows	30,048	1,596,416
Present value discount(1)	(3,771)	(1,445,896)
Other adjustments(2)	23,795	—
Lease liabilities	$50,072	$150,520
(1)	The weighted average remaining lease term for the Company’s operating leases, excluding operating leases for which the Company’s tenants pay rent on its behalf, was 5.6 years and the weighted average discount rate was 5.5%. The weighted average remaining lease term for the Company’s finance leases was 97 years and the weighted average discount rate was 5.5%.
(2)	The Company is obligated to pay ground rent under certain operating leases; however, the Company’s tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations. The amount shown above is the net present value of the payments to be made by the Company’s tenants on its behalf.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company’s business as a finance and investment company focused on the commercial real estate industry, including foreclosure-related proceedings. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s consolidated financial statements.

Note 13—Derivatives

The Company’s use of derivative financial instruments has historically been limited to the utilization of interest rate swaps, interest rate caps and foreign exchange contracts. The principal objective of such financial instruments is to minimize the risks and/or costs associated with the Company’s operating and financial structure and to manage its exposure to interest rates and foreign exchange rates. The Company may have derivatives that are not designated as hedges because they do not meet the strict hedge accounting requirements. Although not designated as hedges, such derivatives are entered into to manage the Company’s exposure to interest rate movements and other identified risks.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 ($ in thousands):(1)

	Derivative Liabilities
	Balance Sheet	Fair
As of June 30, 2021	Location	Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$13,481
Total		$13,481

As of December 31, 2020
Derivatives Designated in Hedging Relationships
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$18,926
Total		$18,926
(1)	Over the next 12 months, the Company expects that $9.8 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The table below presents the effect of the Company’s derivative financial instruments, including the Company’s share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

		Amount of Gain	Amount of Gain
	Location of Gain	(Loss) Recognized in	(Loss) Reclassified
	(Loss)	Accumulated Other	from Accumulated
Derivatives Designated in	When Recognized in	Comprehensive	Other Comprehensive
Hedging Relationships	Income	Income	Income into Earnings
For the Three Months Ended June 30, 2021
Interest rate swaps	Interest expense	$(763)	$(2,029)
Interest rate swaps	Earnings from equity method investments	(1)	(457)

For the Three Months Ended June 30, 2020
Interest rate swaps	Interest expense	$(2,365)	$(1,799)
Interest rate swaps	Earnings from equity method investments	(986)	(307)

For the Six Months Ended June 30, 2021
Interest rate swaps	Interest expense	$2,556	$(4,133)
Interest rate swaps	Earnings from equity method investments	8,655	(691)

For the Six Months Ended June 30, 2020
Interest rate swaps	Interest Expense	$(14,970)	$(2,887)
Interest rate swaps	Earnings from equity method investments	(16,157)	(533)

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of June 30, 2021 and December 31, 2020:

			Cumulative Preferential Cash
			Dividends(1)(2)
	Shares Issued
	and				Annual	Carrying
	Outstanding	Par	Liquidation	Rate per	Dividend	Value
Series	(in thousands)	Value	Preference(3)	Annum	per share	(in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
Total	12,200					$282,490
(1)	Holders of shares of the Series D, G and I preferred stock are entitled to receive dividends, when and as declared by the Company’s Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Company’s Board of Directors for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.
(2)	The Company declared and paid dividends of $4.0 million, $3.1 million and $4.7 million on its Series D, G and I Cumulative Redeemable Preferred Stock during both the six months ended June 30, 2021 and 2020. The character of the 2020 dividends was 100% return of capital. There are no dividend arrearages on any of the preferred shares currently outstanding.
(3)	The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company’s obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2020, the Company had $529.6 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2032 and will fully expire in 2036 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan and the Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $17.4 million, or $0.235 per share, for the six months ended June 30, 2021 and $16.3 million, or $0.21 per share, for the six months ended June 30, 2020. The character of the 2020 dividends was 100% return of capital.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the six months ended June 30, 2021, the Company repurchased 1.8 million shares of its outstanding common stock for $32.4 million, for an average cost of $17.57 per share. During the six months ended June 30, 2020, the Company repurchased 2.5 million shares of its outstanding common stock for $27.8 million, for an average cost of $10.98 per share. The Company is generally authorized to repurchase up to $50.0 million in shares of its common stock. As of July 31, 2021, the Company had remaining authorization to repurchase up to $33.0 million of common stock under its stock repurchase program. The Company’s Board of Directors subsequently authorized an increase to the stock repurchase program to $50.0 million effective after the date of the filing of this report on Form 10-Q.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the following ($ in thousands):

	As of
	June 30, 2021	December 31, 2020
Unrealized gains on available-for-sale securities	$4,220	$4,594
Unrealized losses on cash flow hedges	(40,043)	(53,075)
Unrealized losses on cumulative translation adjustment	—	(4,199)
Accumulated other comprehensive loss	$(35,824)	$(52,680)

Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $14.8 million and $20.3 million for the three and six months ended June 30, 2021, respectively, and $4.7 million and $21.0 million for the three and six months ended June 30, 2020, respectively, in “General and administrative” in the Company’s consolidated statements of operations.

Performance Incentive Plans—The Company’s Performance Incentive Plans (“iPIP”) are designed to provide, primarily to senior executives and select professionals engaged in the Company’s investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plans. Awards vest over six years, with 40% being vested at the end of the second year and 15% each year thereafter. As of June 30, 2021, there are five iPIP Plans, each covering a two-year investment period beginning with the 2013-2014 Plan through the 2021-2022 Plan.

2019-2022 iPIP Plans—The Company’s 2019-2020 and 2021-2022 iPIP plans are equity-classified awards which are measured at the grant date fair value and recognized as compensation cost in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” in the Company’s consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2022 iPIP plans are held by consolidated subsidiaries of the Company and have two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return (“TSR”) adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the six months ended June 30, 2021 and 2020, the Company recorded $1.5 million and $1.6 million, respectively, of expense related to the 2019-2022 iPIP plans. Distributions on the class B units are expected to be 50% in cash and 50% in shares of the Company’s common stock; provided, however, that (a) the cash portion will be increased if the Company does not have sufficient shares available under shareholder approved equity plans; and (b) if the principal remaining material asset in a plan is unsold SAFE shares, the Company may elect to distribute SAFE shares in lieu of cash and Company stock.

The following is a summary of the status of the Company’s equity-classified iPIP plans and changes during the six months ended June 30, 2021.

	iPIP Investment Pool
	2019-2020	2021-2022
Points at beginning of period	97.40	—
Granted	—	94.75
Forfeited	(2.20)	(10.00)
Points at end of period	95.20	84.75

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2021, investments with an aggregate gross book value of $1.1 billion, including 26.7 million shares of SAFE common stock acquired by the Company, were attributable to the 2019-2020 Plan and investments with an aggregate gross book value of $109 million, including 0.3 million shares of SAFE common stock acquired by the Company, were attributable to the 2021-2022 Plan.

2013-2018 iPIP Plans—The remainder of the Company’s iPIP plans, as shown in the table below, are liability-classified awards and are remeasured each reporting period at fair value until the awards are settled. Certain employees will be granted awards that entitle employees to receive the residual cash flows from the investments in the plans after the Company has received a specified return on its invested capital and a return of its invested capital. Awards are also subject to reductions under a TSR adjustment. The fair value of awards is determined using a model that forecasts the Company’s projected investment performance. Settlement of the awards will be 50% in cash and 50% in shares of the Company’s common stock or in shares of SAFE’s common stock owned by the Company.

The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the six months ended June 30, 2021.

	iPIP Investment Pool
	2013‑2014	2015‑2016	2017‑2018
Points at beginning of period	80.17	70.40	73.34
Granted	—	—	2.00
Points at end of period	80.17	70.40	75.34

During the six months ended June 30, 2021 and 2020, the Company recorded $15.1 million and $16.8 million, respectively, of expense related to the 2013-2018 iPIP plans.

As of June 30, 2021, investments with an aggregate gross book value of $387 million were attributable to the 2013-2014 Plan, investments with an aggregate gross book value of $434 million were attributable to the 2015-2016 Plan and investments with an aggregate gross book value of $496 million, including 7.6 million shares of SAFE common stock acquired by the Company, were attributable to the 2017-2018 Plan.

During the six months ended June 30, 2021, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $3.2 million as compensation, comprised of cash and 97,881 shares of the Company’s common stock with a fair value of $17.65 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 57,920 shares of the Company’s common stock were issued.

During the six months ended June 30, 2020, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $1.5 million as compensation, comprised of cash and 54,245 shares of the Company’s common stock with a fair value of $14.51 per share, which are fully-vested and issued under the 2009 LTIP. After deducting statutory minimum tax withholdings, a total of 32,825 shares of the Company’s common stock were issued.

As of June 30, 2021 and December 31, 2020, the Company had accrued compensation costs relating to iPIP of $81.0 million and $69.1 million, respectively, which are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets.

Long-Term Incentive Plan—The Company’s 2009 Long-Term Incentive Plan (the “2009 LTIP”) is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the 2009 LTIP are made at the discretion of the Company’s Board of Directors or a committee of the Board of Directors. The Company’s shareholders approved the 2009 LTIP in 2009 and approved the performance-based provisions of the 2009 LTIP, as amended, in 2014. In May 2021, the

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Company’s shareholders approved an increase in the number of shares available for issuance under the 2009 LTIP from a maximum of 8.9 million to 9.9 million and extended the expiration date of the 2009 LTIP from May 2029 to May 2031.

As of June 30, 2021, an aggregate of 3.1 million shares remain available for issuance pursuant to future awards under the Company’s 2009 LTIP.

Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the six months ended June 30, 2021, is as follows (in thousands):

Nonvested at beginning of period	531
Granted	331
Vested	(112)
Forfeited	(32)
Nonvested at end of period	718

As of June 30, 2021, there was $6.7 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.85 years.

Directors’ Awards—During the six months ended June 30, 2021, the Company granted 38,186 restricted shares of common stock to non-employee Directors at a fair value of $17.51 at the time of grant for their annual equity awards and also issued 1,159 common stock equivalents (“CSEs”) at a fair value of $18.24 per CSE in respect of dividend equivalents on outstanding CSEs. As of June 30, 2021, a combined total of 129,019 CSEs and restricted shares of common stock granted to members of the Company’s Board of Directors remained outstanding under the Company’s Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $2.7 million.

401(k) Plan— The Company made contributions of $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, to the Company’s 401(k) Plan.

Note 16—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(11,416)	$(14,363)	$(3,427)	$(27,249)
Net income attributable to noncontrolling interests	(2,253)	(3,098)	(4,773)	(5,789)
Preferred dividends	(5,874)	(5,874)	(11,748)	(11,748)
Net loss allocable to common shareholders for basic and diluted earnings per common share	$(19,543)	$(23,335)	$(19,948)	$(44,786)

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net loss attributable to iStar Inc. and allocable to common shareholders	$(19,543)	$(23,335)	$(19,948)	$(44,786)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	72,872	76,232	73,374	76,838

Basic and diluted earnings per common share:(1)
Net loss allocable to common shareholders	$(0.27)	$(0.31)	$(0.27)	$(0.58)
(1)	For the three and six months ended June 30, 2021, the effect of the Company’s restricted stock awards were anti-dilutive. For the three and six months ended June 30, 2021, 4,700,805 shares and 3,797,296 shares, respectively, of the 3.125% Convertible Notes (refer to Note 11) were anti-dilutive based upon the conversion price for such period. For the three and six months ended June 30, 2020, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes, and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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

Certain of the Company’s assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required to be marked-to-market and reported at fair value every reporting period are classified as being valued on a recurring basis. Assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a non-recurring basis.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following fair value hierarchy table summarizes the Company’s assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2021
Recurring basis:
Derivative liabilities(1)	$13,481	$—	$13,481	$—
Available-for-sale securities(1)	28,074	—	—	28,074
Non-recurring basis:
Other investments(2)	75,402	—	75,402	—

As of December 31, 2020
Recurring basis:
Derivative liabilities(1)	18,926	—	18,926	—
Available-for-sale securities(1)	25,274	—	—	25,274
Non-recurring basis:
Impaired land and development(3)	6,078	—	—	6,078
(1)	The fair value of the Company’s derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company’s available-for-sale securities are based upon unadjusted third-party broker quotes and are classified as Level 3.
(2)	During the six months ended June 30, 2021, the Company identified an observable price change in an equity security held by the Company as evidenced by an orderly private issuance of similar securities by the same issuer and, as such, classified such observable price change as Level 2.
(3)	The Company recorded a $1.3 million impairment on a land and development asset with an estimated fair value of $6.1 million. The estimated fair value is based on future cash flows expected to be received.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the six months ended June 30, 2021 and 2020 ($ in thousands):

	2021	2020
Beginning balance	$25,274	$23,896
Purchases	3,375	—
Repayments	(201)	(460)
Unrealized gains (losses) recorded in other comprehensive income	(374)	1,175
Ending balance	$28,074	$24,611

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Net investment in leases(1)	$478	$491	$429	$431
Loans receivable and other lending investments, net(1)	455	488	732	772
Cash and cash equivalents(2)	155	155	99	99
Restricted cash(2)	53	53	52	52
Loan participations payable, net(1)	—	—	43	43
Debt obligations, net(1)(3)	3,289	3,543	3,287	3,414
(1)	The fair value of the Company’s net investment in leases, loans receivable and other lending investments, net, loan participations payable, net and debt obligations, net are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.
(3)	As of June 30, 2021 and December 31, 2020, the fair value of the Company’s 3.125% Senior Convertible Notes was $435.9 million and $338.8 million, respectively.

Note 18—Segment Reporting

The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Net Lease, Real Estate Finance, Operating Properties and Land and Development. The Net Lease segment includes the Company’s activities and operations related to the ownership of properties generally leased to single corporate tenants and its investments in SAFE and Net Lease Venture II (refer to Note 8). The Real Estate Finance segment includes all of the Company’s activities related to senior and mezzanine real estate loans and real estate related securities. The Operating Properties segment includes the Company’s activities and operations related to its commercial and residential properties. The Land and Development segment includes the Company’s activities related to its developable land portfolio.

The Company evaluates performance-based on the following financial measures for each segment. The Company’s segment information is as follows ($ in thousands):

	Net	Real Estate	Operating	Land and	Corporate/	Company
	Lease	Finance	Properties	Development	Other(1)	Total
Three Months Ended June 30, 2021
Operating lease income	$40,752	$—	$4,703	$89	$—	$45,544
Interest income	1,188	7,785	—	—	—	8,973
Interest income from sales-type leases	8,689	—	—	—	—	8,689
Other income	4,690	52	3,953	1,315	54	10,064
Land development revenue	—	—	—	32,318	—	32,318
Earnings (losses) from equity method investments	11,302	755	(2,935)	1,474	2,101	12,697
Income from sales of real estate	2,114	—	96	—	—	2,210
Total revenue and other earnings	68,735	8,592	5,817	35,196	2,155	120,495
Real estate expense	(6,984)	—	(6,256)	(5,049)	—	(18,289)
Land development cost of sales	—	—	—	(30,803)	—	(30,803)
Other expense	—	(87)	—	—	(124)	(211)
Allocated interest expense	(25,342)	(3,828)	(2,030)	(3,864)	(4,353)	(39,417)
Allocated general and administrative(2)	(6,120)	(1,242)	(664)	(2,367)	(5,210)	(15,603)
Segment profit (loss)(3)	$30,289	$3,435	$(3,133)	$(6,887)	$(7,532)	$16,172
Other significant items:
Recovery of loan losses	$(105)	$(2,158)	$—	$—	$—	$(2,263)
Recovery of losses on net investment in leases	(265)	—	—	—	—	(265)
Depreciation and amortization	13,088	—	1,221	228	123	14,660
Capitalized expenditures	63	—	432	4,571	—	5,066

Three Months Ended June 30, 2020
Operating lease income	$41,500	$—	$5,242	$70	$—	$46,812

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Interest income	860	14,579	—	—	—	15,439
Interest income from sales-type leases	8,295	—	—	—	—	8,295
Other income	4,621	3,839	492	1,103	237	10,292
Land development revenue	—	—	—	15,577	—	15,577
Earnings (losses) from equity method investments	8,800	—	(4,941)	48	(1,321)	2,586
Income from sales of real estate	—	—	62	—	—	62
Total revenue and other earnings	64,076	18,418	855	16,798	(1,084)	99,063
Real estate expense	(6,134)	—	(4,509)	(3,633)	—	(14,276)
Land development cost of sales	—	—	—	(16,287)	—	(16,287)
Other expense	—	(21)	—	—	(182)	(203)
Allocated interest expense	(24,388)	(5,959)	(2,183)	(4,422)	(4,998)	(41,950)
Allocated general and administrative(2)	(5,177)	(1,575)	(595)	(2,385)	(4,522)	(14,254)
Segment profit (loss) (3)	28,377	$10,863	$(6,432)	$(9,929)	$(10,786)	$12,093
Other significant non-cash items:
Provision for loan losses	$57	$2,010	$—	$—	$—	$2,067
Provision for losses on net investment in leases	534	—	—	—	—	534
Impairment of assets	328	—	2,983	1,472	—	4,783
Depreciation and amortization	12,487	—	1,271	243	299	14,300
Capitalized expenditures	5,171	—	421	8,026	—	13,618

	Net	Real Estate	Operating	Land and	Corporate/	Company
	Lease	Finance	Properties	Development	Other(1)	Total
Six Months Ended June 30, 2021
Operating lease income	$83,265	$—	$9,540	$183	$—	$92,988
Interest income	2,066	17,557	—	—	—	19,623
Interest income from sales-type leases	17,316	—	—	—	—	17,316
Other income	9,444	151	6,291	2,704	5,764	24,354
Land development revenue	—	—	—	64,567	—	64,567
Earnings (losses) from equity method investments	23,715	1,220	(6,682)	4,619	2,594	25,466
Income from sales of real estate	2,114	—	708	—	—	2,822
Total revenue and other earnings	137,920	18,928	9,857	72,073	8,358	247,136
Real estate expense	(15,616)	—	(10,055)	(9,512)	—	(35,183)
Land development cost of sales	—	—	—	(60,126)	—	(60,126)
Other expense	—	(153)	—	—	(311)	(464)
Allocated interest expense	(50,421)	(8,406)	(4,073)	(7,802)	(8,278)	(78,980)
Allocated general and administrative(2)	(12,057)	(2,701)	(1,324)	(4,795)	(10,657)	(31,534)
Segment profit (loss)(3)	$59,826	$7,668	$(5,595)	$(10,162)	$(10,888)	$40,849
Other significant items:
Recovery of loan losses	$(257)	$(5,800)	$—	$—	$—	$(6,057)
Recovery of losses on net investment in leases	(1,866)	—	—	—	—	(1,866)
Impairment of assets	1,528	—	257	—	—	1,785
Depreciation and amortization	26,141	—	3,208	446	320	30,115
Capitalized expenditures	1,331	—	489	9,311	—	11,131

Six Months Ended June 30, 2020
Operating lease income	$82,965	$—	$11,015	$178	$—	$94,158
Interest income	1,683	30,972	—	—	—	32,655
Interest income from sales-type leases	16,650	—	—	—	—	16,650
Other income	8,913	4,145	3,650	1,727	12,225	30,660
Land development revenue	—	—	—	95,752	—	95,752
Earnings (losses) from equity method investments	28,332	—	(7,608)	632	(2,158)	19,198
Income from sales of real estate	—	—	62	—	—	62
Total revenue and other earnings	138,543	35,117	7,119	98,289	10,067	289,135
Real estate expense	(12,361)	—	(12,173)	(12,240)	—	(36,774)
Land development cost of sales	—	—	—	(93,346)	—	(93,346)
Other expense	—	(41)	—	—	(236)	(277)
Allocated interest expense	(48,866)	(12,158)	(4,442)	(8,992)	(10,883)	(85,341)
Allocated general and administrative(2)	(12,166)	(3,672)	(1,384)	(5,204)	(9,830)	(32,256)
Segment profit (loss)(3)	$65,150	$19,246	$(10,880)	$(21,493)	$(10,882)	$41,141
Other significant items:
Provision for loan losses	$—	$6,070	$—	$—	$—	$6,070
Provision for losses on net investment in leases	1,826	—	—	—	—	1,826
Impairment of assets	2,036	—	2,983	1,472	—	6,491

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Depreciation and amortization	25,143	—	2,556	486	601	28,786
Capitalized expenditures	7,017	—	1,338	20,052	—	28,407

As of June 30, 2021
Real estate, net	$1,273,031	$—	$93,975	$—	$—	$1,367,006
Real estate available and held for sale	—	—	99,201	—	—	99,201
Total real estate	1,273,031	—	193,176	—	—	1,466,207
Net investment in leases	477,798	—	—	—	—	477,798
Land and development, net	—	—	—	381,719	—	381,719
Loans receivable and other lending investments, net	47,392	407,568	—	—	—	454,960
Loan receivable held for sale	62,525	—	—	—	—	62,525
Other investments	1,073,422	46,945	55,344	13,576	86,667	1,275,954
Total portfolio assets	2,934,168	454,513	248,520	395,295	86,667	4,119,163
Cash and other assets						648,487
Total assets						$4,767,650

As of December 31, 2020
Real estate, net	$1,291,903	$—	$192,378	$—	$—	$1,484,281
Real estate available and held for sale	—	—	5,212	—	—	5,212
Total real estate	1,291,903	—	197,590	—	—	1,489,493
Net investment in leases	429,101	—	—	—	—	429,101
Land and development, net	—	—	—	430,663	—	430,663
Loans receivable and other lending investments, net	45,398	686,932	—	—	—	732,330
Other investments	1,016,710	—	58,739	31,200	69,911	1,176,560
Total portfolio assets	$2,783,112	$686,932	$256,329	$461,863	$69,911	4,258,147
Cash and other assets						603,661
Total assets						$4,861,808
(1)	Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s joint venture investments and strategic investments that are not included in the other reportable segments above.
(2)	General and administrative excludes stock-based compensation expense of $14.8 million and $20.3 million for the three and six months ended June 30, 2021, respectively, and $4.7 million and $21.0 million for the three and six months ended June 30, 2020, respectively.
(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Segment profit	$16,172	$12,093	$40,849	$41,141
Less: Recovery of (provision for) loan losses	2,263	(2,067)	6,057	(6,070)
Less: Recovery of (provision for) losses on net investment in leases	265	(534)	1,866	(1,826)
Less: Impairment of assets	—	(4,783)	(1,785)	(6,491)
Less: Stock-based compensation expense	(14,791)	(4,744)	(20,299)	(21,014)
Less: Depreciation and amortization	(14,660)	(14,300)	(30,115)	(28,786)
Less: Income tax expense	(665)	(28)	—	(88)
Less: Loss on early extinguishment of debt, net	—	—	—	(4,115)
Net loss	$(11,416)	$(14,363)	$(3,427)	$(27,249)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, iStar Inc.’s (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors’’ in our Annual Report on Form 10-K, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance.

Executive Overview

Our portfolio is well diversified by business, property type and geography. Our portfolio includes investments in the entertainment/leisure (22.6% of gross book value) and hotel (5.0% of gross book value) sectors, both of which have been particularly stressed by the COVID-19 pandemic. We may experience disruptions and collections of rent and interest payments until more normalized business conditions resume. In 2020, we increased our general allowance for loan losses reflecting the uncertainty related to the COVID-19 pandemic. While we have seen conditions gradually improve, there can be no assurance that we will not increase our allowances in the future.

The COVID-19 pandemic adversely affected our strategies of monetizing legacy assets and materially scaling SAFE’s portfolio in 2020 and the first quarter of 2021, primarily because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions. These conditions improved in the second quarter of 2021 and we expect them to continue to improve as more normalized activity resumes. At this time, however, we cannot predict with certainty the full extent of the impacts of the COVID-19 pandemic on our or SAFE’s business. In addition, other macroeconomic factors such as inflation and the market reaction and response of government policy to inflation may impact our or SAFE’s business. See the Risk Factors section of our Annual Report on Form 10-K for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic and other factors.

Portfolio Overview

As of June 30, 2021, based on our gross book value, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):(1)

Property/Collateral	Net	Real Estate	Operating	Land &			% of
Types	Lease	Finance	Properties	Development	Corporate	Total	Total
Ground Leases	$1,122,334	$—	$—	$—	$—	$1,122,334	24.2%
Entertainment / Leisure	1,031,610	—	16,204	—	—	1,047,814	22.6%
Office	817,852	52,162	—	—	—	870,014	18.7%
Industrial / Lab	414,938	—	96,796	—	75,402	587,136	12.6%
Land and Development	—	11,893	—	318,192	—	330,085	7.1%
Hotel	—	147,723	83,552	—	—	231,275	5.0%
Multifamily	—	118,933	59,357	—	—	178,290	3.8%
Condominium	—	41,859	15,862	79,650	—	137,371	3.0%
Retail	—	59,521	34,799	8,436	—	102,756	2.2%
Other Property Types	—	28,075	—	—	11,265	39,340	0.8%
Total	$3,386,734	$460,166	$306,570	$406,278	$86,667	$4,646,415	100.0%
Percentage of Total	72%	10%	7%	9%	2%	100%

	Net	Real Estate	Operating	Land &			% of
Geographic Region	Lease	Finance	Properties	Development	Corporate	Total	Total
Northeast	$944,323	$151,256	$93,503	$235,632	$—	$1,424,714	30.7%
West	509,989	138,551	56,533	30,971	—	736,044	15.8%
Mid-Atlantic	568,252	—	5,941	104,295	—	678,488	14.6%
Southwest	489,287	—	96,796	2,200	—	588,283	12.7%
Central	429,563	47,418	45,440	31,500	—	553,921	11.9%
Southeast	435,827	29,264	8,357	1,680	—	475,128	10.2%
Various	9,493	93,677	—	—	86,667	189,837	4.1%
Total	$3,386,734	$460,166	$306,570	$406,278	$86,667	$4,646,415	100.0%
(1)	For net lease, operating properties and land and development, gross book value is defined as the basis assigned to physical real estate property (land and building), net of any impairments taken after acquisition date and net of basis reductions associated with unit/parcel sales, plus our basis in equity method investments, plus lease related intangibles, capitalized leasing costs and excluding accumulated depreciation and amortization, and for equity method investments, excluding the effect of our share of accumulated depreciation and amortization. For real estate finance, gross book value is defined as principal funded including any deferred capitalized interest receivable, plus protective advances, exit fee receivables and any unamortized origination/modification costs, plus our basis in equity method investments, less purchase discounts and specific allowances. This amount is not reduced for CECL allowances. Real estate finance includes our $47 million pro rata share of loans held within an equity method investment.

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

The net lease segment includes our Ground Lease investments made primarily through SAFE and our traditional net lease investments. As of June 30, 2021, the gross book value of our consolidated net lease portfolio totaled $2.3 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II gross of accumulated depreciation, totaled $3.4 billion. Subsequent to June 30, 2021, we announced that we intend to explore market interest for possible sales of our net lease assets. There can be no assurance as to whether we will sell some, all or none of our net lease assets, or as to the timing or terms of any sales. The table below provides certain statistics for our net lease portfolio.

			Total
	Wholly-	Net Lease	Consolidated	Net Lease
	Owned	Venture I	Real Estate(1)	Venture II	SAFE
Ownership %	100.0%	51.9%	—	51.9%	66.0%
Gross book value (millions)(2)	$1,367	$908	$2,275	$324	$3,524

% Leased	98.9%	100.0%	99.3%	100.0%	100.0%
Square footage (thousands)	9,671	5,749	15,420	3,302	N/A
Weighted average lease term (years)(3)	19.5	15.8	18.0	12.6	89.1
Weighted average yield(4)	7.4%	8.1%	7.7%	9.1%	4.4%
(1)	We own 51.9% of the Net Lease Venture which is consolidated in our GAAP financial statements (refer to Note 4).
(2)	Consolidated Real Estate includes amounts recorded as net investment in leases (refer to Note 5) and financing receivables in loans and other lending investments (refer to Note 7). SAFE includes its pro rata share of its unconsolidated equity method investments.
(3)	Weighted average lease term is calculated using GAAP rent and the initial maturity and does not include extension options. SAFE includes its pro rata share of its unconsolidated equity method investments.
(4)	Yield for SAFE is calculated over the trailing twelve months and excludes management fees earned by us.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets and gave a right of first refusal to the venture on all new net lease investments that met specified investment criteria (refer to Note 4 in our consolidated financial statements for more information on our Net Lease Venture). The Net Lease Venture’s investment period expired on June 30, 2018 and the remaining term of the venture extends through February 13, 2022, subject to two, one-year extension options at the discretion of us and our partner. We obtained control over the Net Lease Venture when the investment period expired on June 30, 2018 and consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment.

Net Lease Venture II—In July 2018, we entered into Net Lease Venture II with similar investment strategies as the Net Lease Venture (refer to Note 8). The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by us. We have an equity interest in the new venture of approximately 51.9%, which is accounted for as an equity method investment, and are responsible for managing the venture in exchange for a management fee and incentive fee. In June 2021, Net Lease Venture II’s investment period was extended to December 31, 2021.

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE’s Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on its land at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of June 30, 2021, we owned approximately 66.0% of SAFE’s common stock outstanding.

We account for our investment in SAFE as an equity method investment (refer to Note 8). We act as SAFE’s external manager pursuant to a management agreement, and we have an exclusivity agreement with SAFE pursuant to which we agreed, subject to certain exceptions, that we will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless we have first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity.

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

As of June 30, 2021, the gross book value of our consolidated real estate finance portfolio, including securities and other lending investments, totaled $461.5 million, gross of general loan loss allowances. The portfolio, excluding securities and other lending investments, included $235.4 million of performing loans with a weighted average maturity of 2.3 years.

The tables below summarize our loans and the allowance for loan losses associated with our loans ($ in thousands):

	June 30, 2021
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans	12	$235,448	$(3,258)	$232,190	51.0%	1.4%
Non-performing loans	1	56,610	(590)	56,020	12.3%	1.0%
Other lending investments	3	170,037	(3,287)	166,750	36.7%	1.9%
Total	16	$462,095	$(7,135)	$454,960	100.0%	1.5%

	December 31, 2020
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans	16	$529,657	$(8,184)	$521,473	71.2%	1.5%
Non-performing loans	1	53,305	(742)	52,563	7.2%	1.4%
Other lending investments	3	162,538	(4,244)	158,294	21.6%	2.6%
Total	20	$745,500	$(13,170)	$732,330	100.0%	1.8%

Performing Loans—The table below summarizes our performing loans exclusive of allowances ($ in thousands):

	June 30, 2021	December 31, 2020
Senior mortgages	$184,683	$432,350
Corporate/Partnership loans	38,723	85,667
Subordinate mortgages	12,042	11,640
Total	$235,448	$529,657

Weighted average LTV	63%	57%
Yield - year to date(1)	8.0%	8.0%
(1)	Yields presented are for the six months ended June 30, 2021 and 2020 and represent the yields on performing loans and other lending investments.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2021 and December 31, 2020, we had one non-performing loan with a carrying value of $56.0 million and $52.6 million, respectively. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $7.1 million as of June 30, 2021, or 1.5% of total loans and other lending investments, compared to $13.2 million, or 1.8%, as of December 31, 2020. We expect that our level of allowance for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and allowances requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans and other lending investments.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan’s collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2021 and December 31, 2020, asset-specific allowances were $0.6 million and $0.7 million, respectively.

We estimate the formula-based component based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market. In addition, we use third-party market data that includes forecasted economic trends, including unemployment rates.

The general allowance decreased to $6.5 million, or 1.6%, of performing loans and other lending investments as of June 30, 2021, compared to $12.4 million, or 1.8%, of performing loans and other lending investments as of December 31, 2020. The decrease was due primarily to the repayment of loans during the six months ended June 30, 2021 and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including industrial, hotel, multifamily, retail, condominium and entertainment/leisure properties. As of June 30, 2021, the gross book value of our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $306.6 million.

Land and Development

The following table presents a land and development portfolio rollforward for the six months ended June 30, 2021.

	Land and Development Portfolio Rollforward
	(in millions)
	Asbury Ocean
	Club and
	Asbury Park	Magnolia	All	Total
	Waterfront	Green	Others	Segment
Beginning balance(1)	$201.1	$101.3	$128.3	$430.7
Asset sales(2)	(40.2)	(11.4)	(5.2)	(56.8)
Capital expenditures	—	9.4	—	9.4
Other	—	(1.4)	(0.2)	(1.6)
Ending balance(1)	$160.9	$97.9	$122.9	$381.7
(1)	As of June 30, 2021, and December 31, 2020, Total Segment excludes $13.6 million and $31.2 million, respectively, of equity method investments.
(2)	Represents gross book value of the assets sold, rather than proceeds received.

Results of Operations for the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	For the Three Months Ended
	June 30,
	2021	2020	$ Change

	(in thousands)
Operating lease income	$45,544	$46,812	$(1,268)
Interest income	8,973	15,439	(6,466)
Interest income from sales-type leases	8,689	8,295	394
Other income	10,064	10,292	(228)
Land development revenue	32,318	15,577	16,741
Total revenue	105,588	96,415	9,173
Interest expense	39,417	41,950	(2,533)
Real estate expenses	18,289	14,276	4,013
Land development cost of sales	30,803	16,287	14,516
Depreciation and amortization	14,660	14,300	360
General and administrative	30,394	18,998	11,396
(Recovery of) provision for loan losses	(2,263)	2,067	(4,330)
(Recovery of) provision for losses on net investment in leases	(265)	534	(799)
Impairment of assets	—	4,783	(4,783)
Other expense	211	203	8
Total costs and expenses	131,246	113,398	17,848
Income from sales of real estate	2,210	62	2,148
Earnings from equity method investments	12,697	2,586	10,111
Income tax expense	(665)	(28)	(637)
Net loss	$(11,416)	$(14,363)	$2,947

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $1.3 million to $45.5 million during the three months ended June 30, 2021 from $46.8 million for the same period in 2020. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended June 30,
	2021	2020	Change
Net Lease(1)	$40.7	$41.5	$(0.8)
Operating Properties(2)	4.7	5.2	(0.5)
Land and Development	0.1	0.1	—
Total	$45.5	$46.8	$(1.3)
(1)	Change primarily due to the sale of assets, partially offset by an increase in recovery income from tenants at certain of our properties.
(2)	Change primarily due to the termination of certain leases at one of our operating properties.

The following table shows certain same store statistics for our consolidated Net Lease segment. Same store assets are defined as assets we owned on or prior to April 1, 2020 and were in service through June 30, 2021 (Operating lease income in millions).

	Three Months Ended June 30,
	2021	2020
Operating lease income(1)	$50.2	$48.8
Rent per square foot	$13.10	$12.61
Occupancy(2)	99.3%	98.6%
(1)	For the three months ended June 30, 2021 and 2020, includes $9.4 million and $9.1 million, respectively, of lease income from one net lease tenant that was recorded to “Interest income from sales-type leases” and “Interest income” in our consolidated statements of operations.
(2)	Occupancy as of June 30, 2021 and 2020.

Interest income decreased to $9.0 million during the three months ended June 30, 2021 from $15.4 million for the same period in 2020. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $371 million for the three months ended June 30, 2021 and $755 million for the three months ended June 30, 2020. The weighted average yield on our performing loans and other lending investments was 8.4% and 7.8%, respectively, for the three months ended June 30, 2021 and 2020.

Interest income from sales-type leases increased to $8.7 million for the three months ended June 30, 2021 from $8.3 million for the same period in 2020.

Other income decreased to $10.1 million during the three months ended June 30, 2021 from $10.3 million for the same period in 2020. Other income during the three months ended June 30, 2021 consisted primarily of a management fees, income from our hotel properties, other ancillary income from our land and development projects and loan portfolio and interest income on our cash. Other income during the three months ended June 30, 2020 consisted primarily of management fees, other ancillary income from our operating properties, land and development projects and loan portfolio, income from our hotel properties and interest income on our cash.

Land development revenue and cost of sales—During the three months ended June 30, 2021, we sold residential lots and units and recognized land development revenue of $32.3 million which had associated cost of sales of $30.8 million. During the three months ended June 30, 2020, we sold residential lots and units and recognized land development revenue of $15.6 million which had associated cost of sales of $16.3 million. The increase in 2021 was primarily due to an increase in sales at our Asbury properties.

Costs and expenses—Interest expense decreased to $39.4 million during the three months ended June 30, 2021 from $42.0 million for the same period in 2020, due primarily to a decrease in our weighted average cost of debt, which was 4.6% for the three months ended June 30, 2021 compared to 4.7% for the three months ended June 30, 2020. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, decreased to $3.44 billion for the three months ended June 30, 2021 from $3.55 billion for the same period in 2020.

Real estate expense increased $4.0 million to $18.3 million during the three months ended June 30, 2021 from $14.3 million for the same period in 2020. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended June 30,
	2021	2020	Change
Operating Properties(1)	$6.3	$4.5	$1.8
Land and Development(2)	5.0	3.6	1.4
Net Lease(3)	7.0	6.2	0.8
Total	$18.3	$14.3	$4.0
(1)	Change primarily due to an increase in expenses at certain of our hotel operating properties that have increased operations from the prior year.
(2)	Change primarily due to a decrease in taxes payable at one of our properties in the second quarter 2020.
(3)	Change primarily due to an increase in common area expenses at certain properties.

Depreciation and amortization increased to $14.7 million during the three months ended June 30, 2021 from $14.3 million for the same period in 2020.

General and administrative expense includes payroll and related costs, performance-based compensation, public company costs and occupancy costs. General and administrative expenses increased to $30.4 million during the three months ended June 30, 2021 from $19.0 million for the same period in 2020. The increase in 2021 was due primarily to an $11.5 million increase in performance-based compensation from 2020. Our primary forms of performance-based compensation are our iPIP Plans and our 2009 LTIP (refer to Note 15 for more information on these plans). In addition, illustrative examples of our iPIP Plans may be found in our 2021 definitive proxy statement which is publicly available on the SEC’s website.

The recovery of loan losses was $2.3 million for the three months ended June 30, 2021 as compared to a provision for loan losses of $2.1 million for the same period in 2020. The recovery of loan losses for the three months ended June 30, 2021 resulted from the reversal of CECL allowances on loans that repaid in full in the second quarter 2021 and from an improving macroeconomic forecast on commercial real estate markets since March 31, 2021. The provision for loan losses for the three months ended June 30, 2020 resulted from the macroeconomic impact of COVID-19 on commercial real estate markets.

The recovery of losses on net investment in leases for the three months ended June 30, 2021 resulted from an improving macroeconomic forecast on commercial real estate markets since March 31, 2021. The provision for losses on net investment in leases for the three months ended June 30, 2020 resulted from the macroeconomic impact of COVID-19 on commercial real estate markets.

During the three months ended June 30, 2020, we recorded an aggregate impairment of $4.8 million on a real estate asset held for sale and a land and development asset.

Other expense was $0.2 million during the three months ended June 30, 2021 and $0.2 million for the same period in 2020.

Income from sales of real estate—During the three months ended June 30, 2021, we recorded $2.2 million of income from sales of real estate from the sale of net lease assets and residential condominiums. During the three months ended June 30, 2020, we recorded $0.1 million of income from sales of real estate from the sale of units at a residential operating property.

Earnings from equity method investments—Earnings from equity method investments increased to $12.7 million during the three months ended June 30, 2021 from $2.6 million for the same period in 2020. During the three months ended June 30, 2021, we recognized $9.7 million of income from our equity method investment in SAFE, $1.6 million from our equity method investment in Net Lease Venture II and $1.4 million of net aggregate income from our remaining equity method investments. During the three months ended June 30, 2020, we recognized $8.2 million of income from our equity method investment in SAFE, which was partially offset by $5.6 million of net aggregate losses from our remaining equity method investments.

Income tax benefit (expense)—Income tax expense of $0.7 million was recorded for the three months ended June 30, 2021 and related primarily to a reduction in the amount of expected refund of alternative minimum taxes due us resulting from amended tax returns from prior periods net operating loss carrybacks. Income tax expense of $28 thousand was recorded for the three months ended June 30, 2020 and related primarily to state margins taxes and other minimum state taxes.

Results of Operations for the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	For the Six Months Ended June 30,
	2021	2020	$ Change

	(in thousands)
Operating lease income	$92,988	$94,158	$(1,170)
Interest income	19,623	32,655	(13,032)
Interest income from sales-type leases	17,316	16,650	666
Other income	24,354	30,660	(6,306)
Land development revenue	64,567	95,752	(31,185)
Total revenue	218,848	269,875	(51,027)
Interest expense	78,980	85,341	(6,361)
Real estate expense	35,183	36,774	(1,591)
Land development cost of sales	60,126	93,346	(33,220)
Depreciation and amortization	30,115	28,786	1,329
General and administrative	51,833	53,270	(1,437)
(Recovery of) provision for loan losses	(6,057)	6,070	(12,127)
(Recovery of) provision for losses on net investment in leases	(1,866)	1,826	(3,692)
Impairment of assets	1,785	6,491	(4,706)
Other expense	464	277	187
Total costs and expenses	250,563	312,181	(61,618)
Income from sales of real estate	2,822	62	612
Loss on early extinguishment of debt, net	—	(4,115)	4,115
Earnings from equity method investments	25,466	19,198	6,268
Income tax expense	—	(88)	88
Net loss	$(3,427)	$(27,249)	$23,822

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $1.2 million to $93.0 million during the six months ended June 30, 2021 from $94.2 million for the same period in 2020. The following table summarizes our operating lease income by segment ($ in millions).

	Six Months Ended June 30,
	2021	2020	Change
Net Lease(1)	$83.3	$83.0	$0.3
Operating Properties(2)	9.5	11.0	(1.5)
Land and Development	0.2	0.2	—
Total	$93.0	$94.2	$(1.2)
(1)	Change primarily due to an increase in recovery income from tenants at certain of our properties, partially offset by the sale of assets.
(2)	Change primarily due to asset sales and the termination of certain leases at one of our operating properties.

The following table shows certain same store statistics for our consolidated Net Lease segment. Same store assets are defined as assets we owned on or prior to January 1, 2020 and were in service through June 30, 2021 (Operating lease income in millions).

	Six Months Ended June 30,
	2021	2020
Operating lease income(1)	$102.1	$97.9
Rent per square foot	$13.33	$12.64
Occupancy(2)	99.3%	98.6%
(1)	For the six months ended June 30, 2021 and 2020, includes $18.9 million and $18.2 million, respectively, of lease income from one net lease tenant that was recorded to “Interest income from sales-type leases” and “Interest income” in our consolidated statements of operations.
(2)	Occupancy as of June 30, 2021 and 2020.

Interest income decreased to $19.6 million during the six months ended June 30, 2021 from $32.7 million for the same period in 2020. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $445 million for the six months ended June 30, 2021 and $775 million for the six months ended June 30, 2020. The weighted average yield on our performing loans and other lending investments for both the six months ended June 30, 2021 and 2020 was 8.0%.

Interest income from sales-type leases increased to $17.3 million for the six months ended June 30, 2021 from $16.7 million for the same period in 2020.

Other income decreased to $24.4 million during the six months ended June 30, 2021 from $30.7 million for the same period in 2020. Other income during the six months ended June 30, 2021 consisted primarily of a mark-to-market gain on an equity investment, management fees, other ancillary income from our land and development projects and loan portfolio, income from our hotel properties, lease termination fees and interest income on our cash. Other income during the six months ended June 30, 2020 consisted primarily of a mark-to-market gain on an equity investment, management fees, other ancillary income from our operating properties, land and development projects and loan portfolio, income from our hotel properties and interest income on our cash.

Land development revenue and cost of sales—During the six months ended June 30, 2021, we sold residential lots and units and recognized land development revenue of $64.6 million which had associated cost of sales of $60.1 million. During the six months ended June 30, 2020, we sold residential lots and units and recognized land development revenue of $95.8 million which had associated cost of sales of $93.3 million.

Costs and expenses—Interest expense decreased to $79.0 million during the six months ended June 30, 2021 from $85.3 million for the same period in 2020 due primarily to a decrease in our weighted average cost of debt, which was 4.6% for the six months ended June 30, 2021 compared to 4.8% for the six months ended June 30, 2020. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, increased to $3.46 billion for the six months ended June 30, 2021 from $3.53 billion for the same period in 2020.

Real estate expenses decreased to $35.2 million during the six months ended June 30, 2021 from $36.8 million for the same period in 2020. The following table summarizes our real estate expenses by segment ($ in millions).

	Six Months Ended June 30,
	2021	2020	Change
Operating Properties(1)	$10.1	$12.2	$(2.1)
Land and Development(2)	9.5	12.2	(2.7)
Net Lease(3)	15.6	12.4	3.2
Total	$35.2	$36.8	$(1.6)
(1)	Change primarily due to the recovery of bad debt expense at certain of our properties.
(2)	Change primarily due to a decrease in real estate taxes and insurance costs at one property and asset sales.
(3)	Change primarily due to an increase in common area expenses at certain properties.

Depreciation and amortization increased to $30.1 million during the six months ended June 30, 2021 from $28.8 million for the same period in 2020, primarily due to the full amortization of intangible assets associated with terminated leases and placing certain assets in service during 2021.

General and administrative expense includes payroll and related costs, performance-based compensation, public company costs and occupancy costs. General and administrative expenses decreased to $51.8 million during the six months ended June 30, 2021 from $53.3 million for the same period in 2020. The decrease in 2021 was due primarily to a $1.5 million decrease in payroll and related costs and performance-based compensation. Our primary forms of performance-based compensation are our iPIP Plans and our 2009 LTIP (refer to Note 15 for more information on these plans). In addition, illustrative examples of our iPIP Plans may be found in our 2021 definitive proxy statement which is publicly available on the SEC’s website.

The recovery of loan losses was $6.1 million for the six months ended June 30, 2021 as compared to a provision for loan losses of $6.1 million for the same period in 2020. The recovery of loan losses for the six months ended June 30, 2021 resulted from the reversal of CECL allowances on loans that repaid in full during the period and from an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. The provision for loan losses for the six months ended June 30, 2020 resulted from the macroeconomic impact of COVID-19 on commercial real estate markets.

The recovery of losses on net investment in leases for the six months ended June 30, 2021 resulted from an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. The provision for losses on net investment in leases for the six months ended June 30, 2020 included an allowance resulting from the macroeconomic impact of COVID-19 on commercial real estate markets.

During the six months ended June 30, 2021, we recorded an aggregate impairment of $1.8 million in connection with the sale of net lease assets and residential condominiums. During the six months ended June 30, 2020, we recorded an aggregate impairment of $6.5 million in connection with the sale of net lease assets and impairments on a real estate asset held for sale and a land and development asset.

Other expense increased to $0.5 million during the six months ended June 30, 2021 from $0.3 million for the same period in 2020.

Income from sales of real estate—During the six months ended June 30, 2021, we recorded $2.8 million of income from sales of real estate from the sale of net lease assets and residential condominiums. During the six months ended June 30, 2020, we recorded $0.1 million of income from sales of real estate from the sale of units at a residential operating property.

Loss on early extinguishment of debt, net—During the six months ended June 30, 2020, we incurred losses on early extinguishment of debt of $4.1 million resulting from the repayment of senior notes prior to maturity.

Earnings from equity method investments—Earnings from equity method investments increased to $25.5 million during the six months ended June 30, 2021 from $19.2 million for the same period in 2020. During the six months ended June 30, 2021, we recognized $21.1 million of income from our equity method investment in SAFE, $2.6 million from our equity method investment in Net Lease Venture II and $1.8 million of net aggregate income from our remaining equity method investments. During the six months ended June 30, 2020, we recognized $27.6 million of income from our equity method investment in SAFE, which included a dilution gain of $7.9 million resulting from a SAFE equity offering in March 2020, offset by $8.4 million of net aggregate losses from our remaining equity method investments.

Income tax expense—Income tax benefit of $0.1 million was recorded during the six months ended June 30, 2020 and was due primarily to state margins taxes and other minimum state taxes.

Adjusted Earnings

In 2019, we announced a new business strategy that would focus our management personnel and our investment resources primarily on scaling our Ground Lease platform. As part of this strategy, we accelerated the monetization of legacy assets, reducing our legacy portfolio to approximately 14% of our overall portfolio as of June 30, 2021, and deployed a substantial portion of the proceeds into additional investments in SAFE and new loan and net lease originations relating to the Ground Lease business. Adjusted earnings is a non-GAAP metric management uses to assess our execution of this strategy and the performance of our operations. Adjusted earnings reflects impairment charges and loan provisions in the same period in which they are recognized in net income (loss) prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Adjusted earnings is used internally as a supplemental performance measure adjusting for certain items to give management a view of income more directly derived from operating activities in the period in which they occur. Adjusted earnings is calculated as net income (loss) allocable to common shareholders, prior to the effect of depreciation and amortization, including our proportionate share of depreciation and amortization from equity method investments and excluding depreciation and amortization allocable to noncontrolling interests, stock-based compensation expense, the non-cash portion of loss on early extinguishment of debt and the liquidation preference recorded as a premium above book value on the redemption of preferred stock (“Adjusted Earnings”).

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

	For the Three Months Ended June 30,
	2021	2020

	(in thousands)
Adjusted Earnings
Net loss allocable to common shareholders	$(19,543)	$(23,335)
Add: Depreciation and amortization	16,712	15,675
Add: Stock-based compensation expense	14,791	4,744
Adjusted earnings (loss) allocable to common shareholders	$11,960	$(2,916)

	For the Six Months Ended June 30,
	2021	2020

	(in thousands)
Adjusted Earnings
Net loss allocable to common shareholders	$(19,948)	$(44,786)
Add: Depreciation and amortization	34,341	30,731
Add: Stock-based compensation expense	20,299	21,014
Add: Non-cash portion of loss on early extinguishment of debt	—	799
Adjusted earnings allocable to common shareholders	$34,692	$7,758

Liquidity and Capital Resources

During the three months ended June 30, 2021, we invested an aggregate $163 million in new investments, prior financing commitments and real estate development. Investments included $136 million in net lease (including $25 million in shares of SAFE common stock), loan, and strategic investments, $20 million in the repurchase of our common stock and $7 million of capital expenditures on legacy assets. These amounts are inclusive of fundings from our consolidated investments and our pro rata share from equity method investments.

The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Six Months Ended June 30,
	2021	2020
Operating Properties	$338	$1,598
Net Lease	3,949	4,884
Total capital expenditures on real estate assets	$4,287	$6,482

Land and Development	$8,382	$25,028
Total capital expenditures on land and development assets	$8,382	$25,028

As of June 30, 2021, we had unrestricted cash of $155 million and $342 million of borrowing capacity available under the Revolving Credit Facility. The COVID-19 pandemic adversely affected our strategies of monetizing legacy assets and materially scaling SAFE’s portfolio in 2020 and the first quarter of 2021. These conditions improved in the second quarter of 2021 and we expect them to continue to improve as more normalized activity resumes. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, distributions to shareholders through dividends and share repurchases and funding ongoing business operations. The amount we actually invest will depend on the full impact of the COVID-19 pandemic on our business and the pace of the economic recovery.

We had approximately $214.8 million of maximum unfunded commitments associated with our investments as of June 30, 2021, of which we expect to fund the majority over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see “Unfunded Commitments” below). We also have approximately $201.9 million principal amount of scheduled real estate finance asset maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers.

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

The Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under both the Senior Term Loan and the Revolving Credit Facility we are permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and we remain in compliance with our financial covenants after giving effect to the dividend. We declared common stock dividends of $17.4 million, or $0.235 per share, for the six months ended June 30, 2021.

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

As of June 30, 2021, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other
	Lending		Other
	Investments	Real Estate	Investments	Total
Performance-Based Commitments	$94,398	$71,702	$33,790	$199,890
Strategic Investments	—	—	14,934	14,934
Total	$94,398	$71,702	$48,724	$214,824

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the six months ended June 30, 2021, we repurchased 1.8 million shares of our outstanding common stock for $32.4 million, for an average cost of $17.57 per share. During the six months ended June 30, 2020, we repurchased 2.5 million shares of our outstanding common stock for $27.8 million, for an average cost of $10.98 per share. We are generally authorized to repurchase up to $50.0 million in shares of our common stock. As of July 31, 2021, we had remaining authorization to repurchase up to $33.0 million of common stock under our stock repurchase program. Our Board of Directors subsequently authorized an increase to the stock repurchase program to $50.0 million effective after the date of the filing of this report on Form 10-Q.

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

While a REIT may utilize derivative instruments to hedge interest rate risk on its liabilities incurred to acquire or carry real estate assets without generating non-qualifying income, use of derivatives for other purposes will generate non-qualified income for REIT income test purposes. This includes hedging asset related risks such as credit and interest rate exposure on our loan assets. As a result, our ability to hedge these types of risks is limited. There can be no assurance that our profitability will not be materially adversely affected during any period as a result of changing interest rates.

The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.10% as of June 30, 2021. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$370
Base Interest Rate	—
+10 Basis Points	(337)
+50 Basis Points	(1,632)
+100 Basis Points	(3,174)
(1)	As of June 30, 2021, we have an overall net variable-rate liability position. In addition, as of June 30, 2021, $208.6 million of our floating rate loans have a weighted average interest rate floor of 1.6%.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, who is currently performing the functions of the Company's principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company’s Chief Executive Officer and principal financial officer (whose functions are currently being performed by the Company's Chief Accounting Officer).

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Accounting Officer (performing the functions of the principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company’s business as a finance and investment company focused on the commercial real estate industry, including foreclosure-related proceedings. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s consolidated financial statements.

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended June 30, 2021.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of a	of Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under the
	Shares Purchased	Paid per Share	Plan	Plans(1)
April 1 to April 30	240,117	$18.37	240,117	$35,690,410
May 1 to May 31	882,157	$17.63	882,157	$20,140,391
June 1 to June 30	—	$—	—	$20,140,391
(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. In July 2021, our board of directors authorized an increase to the stock repurchase program to $50.0 million. As of July 31, 2021, we had remaining authorization to repurchase up to $33.0 million of common stock under our stock repurchase program. Our Board of Directors subsequently authorized an increase to the stock repurchase program to $50.0 million effective after the date of the filing of this report on Form 10-Q.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 is formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows (unaudited) for six months ended June 30, 2021 and 2020 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant
/s/ JAY SUGARMAN
Date:	August 3, 2021	Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	August 3, 2021	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer
(principal financial officer)