Form 10-Q
period 2021-09-30
ISTAR INC.
filed 2021-11-02
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021
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

As of November 1, 2021, there were 69,475,927 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

iStar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	September 30,	December 31,
	2021	2020
ASSETS
Real estate
Real estate, at cost	$1,657,866	$1,752,053
Less: accumulated depreciation	(300,942)	(267,772)
Real estate, net	1,356,924	1,484,281
Real estate available and held for sale	1,983	5,212
Total real estate	1,358,907	1,489,493
Net investment in leases ($9,136 and $10,871 of allowances as of September 30, 2021 and December 31, 2020, respectively)	477,360	429,101
Land and development, net	302,845	430,663
Loans receivable and other lending investments, net ($6,370 and $13,170 of allowances as of September 30, 2021 and December 31, 2020, respectively)	405,509	732,330
Loans receivable held for sale	42,683	—
Other investments	1,419,766	1,176,560
Cash and cash equivalents	298,886	98,633
Finance lease right of use assets	142,615	143,727
Accrued interest and operating lease income receivable, net	5,046	10,061
Deferred operating lease income receivable, net	66,002	58,128
Deferred expenses and other assets, net	282,546	293,112
Total assets	$4,802,165	$4,861,808
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$300,461	$317,402
Finance lease liabilities	152,629	150,520
Liabilities associated with properties held for sale	252	27
Loan participations payable, net	—	42,501
Debt obligations, net	3,282,598	3,286,975
Total liabilities	3,735,940	3,797,425
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share (refer to Note 14)	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 70,031 and 73,967 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	70	74
Additional paid-in capital	3,127,401	3,240,535
Accumulated deficit	(2,225,552)	(2,316,972)
Accumulated other comprehensive loss (refer to Note 14)	(34,350)	(52,680)
Total iStar Inc. shareholders' equity	867,581	870,969
Noncontrolling interests	198,644	193,414
Total equity	1,066,225	1,064,383
Total liabilities and equity	$4,802,165	$4,861,808
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Operating lease income	$44,392	$46,370	$137,381	$140,529
Interest income	7,951	14,270	27,574	46,925
Interest income from sales-type leases	9,578	8,360	26,895	25,010
Other income	40,195	25,552	64,549	56,212
Land development revenue	93,369	20,502	157,936	116,254
Total revenues	195,485	115,054	414,335	384,930
Costs and expenses:
Interest expense	39,471	42,407	118,451	127,748
Real estate expense	18,724	16,935	53,907	53,708
Land development cost of sales	87,380	21,358	147,507	114,704
Depreciation and amortization	14,856	14,621	44,971	43,407
General and administrative	17,121	19,868	68,954	73,138
(Recovery of) provision for loan losses	(1,556)	(1,976)	(7,613)	4,093
Provision for (recovery of) losses on net investment in leases	131	175	(1,735)	2,001
Impairment of assets	1,179	—	2,965	6,491
Other expense	2,011	73	2,475	351
Total costs and expenses	179,317	113,461	429,882	425,641
Income from sales of real estate	25,611	6,055	28,433	6,118
Income (loss) from operations before earnings from equity method investments and other items	41,779	7,648	12,886	(34,593)
Loss on early extinguishment of debt, net	—	(7,924)	—	(12,038)
Earnings from equity method investments	89,209	6,805	114,675	26,003
Net income (loss) before income taxes	130,988	6,529	127,561	(20,628)
Income tax benefit (expense)	6	(78)	6	(165)
Net income (loss)	130,994	6,451	127,567	(20,793)
Net (income) attributable to noncontrolling interests	(3,264)	(2,646)	(8,037)	(8,435)
Net income (loss) attributable to iStar Inc.	127,730	3,805	119,530	(29,228)
Preferred dividends	(5,874)	(5,874)	(17,622)	(17,622)
Net income (loss) allocable to common shareholders	$121,856	$(2,069)	$101,908	$(46,850)
Per common share data:
Net income (loss) allocable to common shareholders:
Basic	$1.71	$(0.03)	$1.40	$(0.61)
Diluted	$1.51	$(0.03)	$1.30	$(0.61)
Weighted average number of common shares:
Basic	71,299	75,033	72,675	76,232
Diluted	80,487	75,033	78,402	76,232

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$130,994	$6,451	$127,567	$(20,793)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges into earnings upon realization(1)	2,683	2,371	7,507	5,792
Unrealized gains (losses) on available-for-sale securities	(539)	19	(913)	1,195
Unrealized gains (losses) on cash flow hedges	273	197	11,483	(30,930)
Other comprehensive income (loss)	2,417	2,587	18,077	(23,943)
Comprehensive income (loss)	133,411	9,038	145,644	(44,736)
Comprehensive (income) attributable to noncontrolling interests	(4,207)	(3,299)	(11,951)	(2,894)
Comprehensive income (loss) attributable to iStar Inc.	$129,204	$5,739	$133,693	$(47,630)
(1)	Amounts reclassified to “Interest expense” in the Company’s consolidated statements of operations for the three months ended September 30, 2021 and 2020 are $2,050 and $2,038, respectively, and amounts reclassified to “Interest expense” in the Company’s consolidated statements of operations for the nine months ended September 30, 2021 and 2020 are $6,183 and $4,926, respectively. Amounts reclassified to “Earnings from equity method investments” in the Company’s consolidated statements of operations for the three months ended September 30, 2021 and 2020 are $633 and $333, respectively, and amounts reclassified to “Earnings from equity method investments” in the Company’s consolidated statements of operations for the nine months ended September 30, 2021 and 2020 are $1,324 and $866, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	iStar Inc. Shareholders' Equity
					Accumulated
		Common	Additional	Retained	Other
	Preferred	Stock at	Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Stock(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of June 30, 2021	$12	$72	$3,185,748	$(2,338,454)	$(35,824)	$197,152	$1,008,706
Dividends declared—preferred	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.125 per share)	—	—	—	(8,954)	—	—	(8,954)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	1,158	—	—	1,107	2,265
Net income	—	—	—	127,730	—	3,264	130,994
Change in accumulated other comprehensive income (loss)	—	—	—	—	1,474	943	2,417
Repurchase of stock	—	(2)	(59,505)	—	—	—	(59,507)
Contributions from noncontrolling interests	—	—	—	—	—	169	169
Distributions to noncontrolling interests	—	—	—	—	—	(3,917)	(3,917)
Change to noncontrolling interest	—	—	—	—	—	(74)	(74)
Balance as of September 30, 2021	$12	$70	$3,127,401	$(2,225,552)	$(34,350)	$198,644	$1,066,225

Balance as of June 30, 2020	$12	$76	$3,260,173	$(2,279,284)	$(59,045)	$191,853	$1,113,785
Dividends declared—preferred	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.11 per share)	—	—	—	(8,315)	—	—	(8,315)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	903	—	—	894	1,797
Net income	—	—	—	3,805	—	2,646	6,451
Change in accumulated other comprehensive income (loss)	—	—	—	—	1,934	653	2,587
Repurchase of stock	—	(2)	(13,623)	—	—	—	(13,625)
Contributions from noncontrolling interests	—	—	—	—	—	444	444
Distributions to noncontrolling interests	—	—	—	—	—	(3,802)	(3,802)
Balance as of September 30, 2020	$12	$74	$3,247,453	$(2,289,668)	$(57,111)	$192,688	$1,093,448

	iStar Inc. Shareholders' Equity
					Accumulated
		Common	Additional	Retained	Other
	Preferred	Stock at	Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Stock(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of December 31, 2020	$12	$74	$3,240,535	$(2,316,972)	$(52,680)	$193,414	$1,064,383
Impact from adoption of new accounting standards (refer to Note 3)	—	—	(25,869)	15,850	—	—	(10,019)
Dividends declared—preferred	—	—	—	(17,622)	—	—	(17,622)
Dividends declared—common ($0.36 per share)	—	—	—	(26,338)	—	—	(26,338)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	4,929	—	—	2,645	7,574
Net income	—	—	—	119,530	—	8,037	127,567
Change in accumulated other comprehensive income (loss)	—	—	—	—	18,330	3,913	22,243
Repurchase of stock	—	(4)	(91,859)	—	—	—	(91,863)
Contributions from noncontrolling interests	—	—	—	—	—	1,026	1,026
Distributions to noncontrolling interests	—	—	(335)	—	—	(10,317)	(10,652)
Change to noncontrolling interest	—	—	—	—	—	(74)	(74)
Balance as of September 30, 2021	$12	$70	$3,127,401	$(2,225,552)	$(34,350)	$198,644	$1,066,225

Balance as of December 31, 2019	$12	$78	$3,284,877	$(2,205,838)	$(38,707)	$197,538	$1,237,960
Impact from adoption of new accounting standards	—	—	—	(12,382)	—	—	(12,382)
Dividends declared—preferred	—	—	—	(17,622)	—	—	(17,622)
Dividends declared—common ($0.32 per share)	—	—	—	(24,598)	—	—	(24,598)
Issuance of stock/restricted stock unit amortization, net(2)	—	1	3,985	—	—	2,469	6,455
Net income (loss)	—	—	—	(29,228)	—	8,435	(20,793)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(18,404)	(5,539)	(23,943)
Repurchase of stock	—	(5)	(41,409)	—	—	—	(41,414)
Contributions from noncontrolling interests	—	—	—	—	—	760	760
Distributions to noncontrolling interests	—	—	—	—	—	(10,975)	(10,975)
Balance as of September 30, 2020	$12	$74	$3,247,453	$(2,289,668)	$(57,111)	$192,688	$1,093,448
(1)	Refer to Note 14 for details on the Company’s Preferred Stock.
(2)	Net of payments for withholding taxes upon vesting of stock-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$127,567	$(20,793)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Recovery of) provision for loan losses	(7,613)	4,093
(Recovery of) provision for losses on net investment in leases	(1,735)	2,001
Impairment of assets	2,965	6,491
Depreciation and amortization	44,971	43,407
Non-cash interest income from sales-type leases	(22,243)	(15,681)
Stock-based compensation expense	23,300	26,675
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	5,920	10,055
Amortization of discounts/premiums and deferred interest on loans, net	(11,730)	(24,360)
Deferred interest on loans received	24,394	15,275
Earnings from equity method investments	(114,675)	(26,003)
Distributions from operations of other investments	37,433	17,146
Deferred operating lease income	(7,874)	(11,276)
Income from sales of real estate	(28,433)	(6,118)
Land development revenue in excess of cost of sales	(10,429)	(1,550)
Loss on early extinguishment of debt, net	—	12,038
Other operating activities, net	(14,031)	(21,207)
Changes in assets and liabilities:
Origination and fundings of loans receivable held for sale	(42,000)	—
Changes in accrued interest and operating lease income receivable	5,259	352
Changes in deferred expenses and other assets, net	(9,186)	(6,079)
Changes in accounts payable, accrued expenses and other liabilities	(6,601)	(10,644)
Cash flows used in operating activities	(4,741)	(6,178)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(71,921)	(80,635)
Capital expenditures on real estate assets	(5,835)	(11,661)
Capital expenditures on land and development assets	(15,603)	(33,488)
Acquisitions of real estate, net investments in leases and land assets	(42,000)	—
Repayments of and principal collections on loans receivable and other lending investments, net	226,065	151,612
Net proceeds from sales of loans receivable	122,609	—
Net proceeds from sales of real estate	140,576	42,684
Net proceeds from sales of land and development assets	154,094	113,670
Net proceeds from sales of other investments	3,000	—
Distributions from other investments	34,926	12,139
Contributions to and acquisition of interest in other investments	(171,005)	(194,775)
Other investing activities, net	(1,184)	(5,214)
Cash flows provided by (used in) investing activities	373,722	(5,668)
Cash flows from financing activities:
Borrowings from debt obligations	25,000	737,913
Repayments and repurchases of debt obligations	(44,534)	(824,740)
Preferred dividends paid	(17,622)	(17,622)
Common dividends paid	(26,149)	(24,397)
Repurchase of stock	(88,946)	(47,272)
Payments for debt prepayment or extinguishment costs	—	(8,567)
Payments for deferred financing costs	(75)	(7,475)
Payments for withholding taxes upon vesting of stock-based compensation	(2,210)	(2,001)
Contributions from noncontrolling interests	233	760
Distributions to noncontrolling interests	(10,317)	(10,975)
Cash flows used in financing activities	(164,620)	(204,376)
Effect of exchange rate changes on cash	(126)	(10)
Changes in cash, cash equivalents and restricted cash	204,235	(216,232)
Cash, cash equivalents and restricted cash at beginning of period	150,566	352,206
Cash, cash equivalents and restricted cash at end of period	$354,801	$135,974

	For the Nine Months Ended September 30,
	2021	2020
Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$298,886	$88,187
Restricted cash included in deferred expenses and other assets, net	55,915	47,787
Total cash and cash equivalents and restricted cash	$354,801	$135,974
Supplemental disclosure of non-cash investing and financing activity:
Fundings and (repayments) of loan receivables and loan participations, net	$(42,501)	$6,160
Accounts payable for capital expenditures on land and development and real estate assets	1,125	—
Contributions to other investments	2,000	—
Accrued repurchase of stock	3,117	499

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

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2021 and

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

December 31, 2020. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of September 30, 2021 and December 31, 2020 ($ in thousands):

	As of
	September 30, 2021	December 31, 2020
ASSETS
Real estate
Real estate, at cost	$901,254	$899,110
Less: accumulated depreciation	(80,409)	(61,917)
Real estate, net	820,845	837,193
Land and development, net	190,929	240,137
Other investments	26	35
Cash and cash equivalents	25,114	22,571
Accrued interest and operating lease income receivable, net	1,282	1,472
Deferred operating lease income receivable, net	36,665	29,428
Deferred expenses and other assets, net	119,127	122,591
Total assets	$1,193,988	$1,253,427
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$74,307	$115,581
Debt obligations, net	478,567	488,719
Total liabilities	552,874	604,300

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company’s consolidated financial statements. As of September 30, 2021, the Company’s maximum exposure to loss from these investments does not exceed the sum of the $149.4 million carrying value of the investments, which are classified in “Other investments” on the Company’s consolidated balance sheets, and $7.6 million of related unfunded commitments.

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

For the remainder of the Company’s significant accounting policies, refer to the Company’s 2020 Annual Report.

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

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	Net	Operating
	Lease(1)	Properties	Total
As of September 30, 2021
Land, at cost	$188,418	$6,830	$195,248
Buildings and improvements, at cost	1,355,984	106,634	1,462,618
Less: accumulated depreciation	(280,521)	(20,421)	(300,942)
Real estate, net(1)	1,263,881	93,043	1,356,924
Real estate available and held for sale(2)	—	1,983	1,983
Total real estate	$1,263,881	$95,026	$1,358,907
As of December 31, 2020
Land, at cost	$188,418	$103,530	$291,948
Buildings and improvements, at cost	1,353,683	106,422	1,460,105
Less: accumulated depreciation	(250,198)	(17,574)	(267,772)
Real estate, net(1)	1,291,903	192,378	1,484,281
Real estate available and held for sale(2)	—	5,212	5,212
Total real estate	$1,291,903	$197,590	$1,489,493
(1)	As of September 30, 2021 and December 31, 2020, real estate, net included $741.6 million and $755.5 million, respectively, of real estate of the Net Lease Venture (refer to Net Lease Venture below).
(2)	As of September 30, 2021 and December 31, 2020, the Company had $2.0 million and $5.2 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

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

Dispositions—During the nine months ended September 30, 2021, the Company sold an operating property with a carrying value of $96.8 million for $125.0 million and recognized a gain of $25.6 million after selling costs. The gain is

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

recorded in “Income from sales of real estate” in the Company’s consolidated statements of operations. During the nine months ended September 30, 2020, the Company sold a net lease asset for net proceeds of $7.5 million and recognized an impairment of $1.7 million in connection with the sale.

Impairments— During the three and nine months ended September 30, 2021, the Company recorded an impairment of $0.4 million on an operating property. During the nine months ended September 30, 2020, the Company recorded an impairment of $1.7 million in connection with the sale of a net lease asset and an impairment of $3.0 million on a real estate asset held for sale.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $5.3 million and $17.4 million for the three and nine months ended September 30, 2021, respectively, and $5.8 million and $17.1 million for the three and nine months ended September 30, 2020, respectively. These amounts are included in “Operating lease income” in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts—As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts related to real estate tenant receivables was $0.4 million and $1.7 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding customer reimbursements of expenses, in effect as of September 30, 2021, are as follows by year ($ in thousands):

	Net	Operating
Year	Lease	Properties
2021 (remaining three months)	$32,800	$1,455
2022	133,616	6,226
2023	125,330	5,966
2024	119,714	5,913
2025	123,248	5,318
Thereafter	1,385,609	7,825

Note 5—Net Investment in Leases

In June 2021, the Company acquired two parcels of land for $42.0 million each and simultaneously entered into two Ground Leases with the respective tenants. Each Ground Lease also provides for a leasehold improvement allowance up to a maximum of $83.0 million. The Company also concurrently entered into an agreement pursuant to which SAFE would acquire the Ground Leases from the Company. If certain construction conditions are not met within a specified time period, SAFE will have no obligation to acquire the Ground Leases or fund the leasehold improvement allowances. The Company classified one of the Ground Leases as a sales-type lease and it is recorded in “Net investment in leases” on the Company’s consolidated balance sheets. One Ground Lease was entered into with the seller of the land and did not qualify for sale leaseback accounting, and as such, was accounted for as a financing transaction and $42.0 million was recorded in “Loans receivable held for sale” on the Company’s consolidated balance sheet. There can be no assurance that the conditions to closing will be satisfied and that SAFE will acquire the properties and Ground Leases from the Company.

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

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

For the three and nine months ended September 30, 2021, the Company recognized $7.0 million and $7.3 million, respectively, of cash interest income and $2.5 million and $19.6 million, respectively, of non-cash interest income in “Interest income from sales-type leases” in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company recognized $1.5 million and $10.7 million, respectively, of cash interest income and $6.9 million and $14.3 million, respectively, of non-cash interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations.

Dispositions—During the nine months ended September 30, 2021, the Company sold net lease assets for net proceeds of $8.7 million and recognized an aggregate impairment of $2.3 million in connection with the sales.

The Company’s net investment in leases were comprised of the following as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Total undiscounted cash flows	$1,538,758	$1,020,921
Unguaranteed estimated residual value	367,804	345,284
Present value discount	(1,420,066)	(926,233)
Allowance for losses on net investment in leases	(9,136)	(10,871)
Net investment in leases(1)	$477,360	$429,101
(1)	As of September 30, 2021 and December 31, 2020, all of the Company’s net investment in leases were current in their payment status and performing in accordance with the terms of the respective leases. As of September 30, 2021, the weighted average risk rating on the Company’s net investment in leases was 2.0.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2021, are as follows by year ($ in thousands):

Amount
2021 (remaining three months)	$7,372
2022	30,590
2023	43,272
2024	43,029
2025	31,955
Thereafter	1,382,540
Total undiscounted cash flows	$1,538,758

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Allowance for Losses on Net Investment in Leases—Changes in the Company’s allowance for losses on net investment in leases for the three and nine months ended September 30, 2021 and 2020 were as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Allowance for losses on net investment in leases at beginning of period	$9,005	$10,937	$10,871	$—
Initial allowance recorded upon adoption of new accounting standard(1)	—	—	—	9,111
Provision for (recovery of) losses on net investment in leases(2)	131	176	(1,735)	2,002
Allowance for losses on net investment in leases at end of period	$9,136	$11,113	$9,136	$11,113
(1)	The Company recorded an initial allowance for losses on net investment in leases of $9.1 million upon the adoption of ASU 2016-13 on January 1, 2020.
(2)	During the three and nine months ended September 30, 2021, the Company recorded a provision for (recovery of) losses on net investment in leases of $0.1 million and ($1.7) million, respectively. The provision for losses for the three months ended September 30, 2021 resulted from market changes since June 30, 2021 and the recovery of losses for the nine months ended September 30, 2021 was due primarily to asset sales and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. During the three and nine months ended September 30, 2020, the Company recorded a provision for losses on net investment in leases of $0.2 million and $2.0 million, respectively, due primarily to the macroeconomic impact of COVID-19 on commercial real estate markets and the adoption of ASU 2016-13.

Note 6—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2021	2020
Land and land development, at cost	$313,428	$441,201
Less: accumulated depreciation	(10,583)	(10,538)
Total land and development, net	$302,845	$430,663

Dispositions—During the nine months ended September 30, 2021 and 2020, the Company sold land parcels and residential lots and units and recognized land development revenue of $157.9 million and $116.3 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized land development cost of sales of $147.5 million and $114.7 million, respectively, from its land and development portfolio.

Impairments—During the nine months ended September 30, 2020, the Company recorded an impairment of $1.5 million on a land and development asset.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	September 30, 2021	December 31, 2020
Construction loans
Senior mortgages	$191,697	$449,733
Corporate/Partnership loans	3,516	65,100
Subtotal - gross carrying value of construction loans(1)	195,213	514,833
Loans
Senior mortgages	15,181	35,922
Corporate/Partnership loans	17,941	20,567
Subordinate mortgages	12,248	11,640
Subtotal - gross carrying value of loans	45,370	68,129
Other lending investments
Financing receivables (refer to Note 5)	48,503	46,549
Held-to-maturity debt securities	95,258	90,715
Available-for-sale debt securities	27,535	25,274
Subtotal - other lending investments	171,296	162,538
Total gross carrying value of loans receivable and other lending investments	411,879	745,500
Allowance for loan losses	(6,370)	(13,170)
Total loans receivable and other lending investments, net	$405,509	$732,330
(1)	As of September 30, 2021, 98% of gross carrying value of construction loans had completed construction.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the three months ended September 30, 2021 and 2020 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Financing	Specific
Three Months Ended September 30, 2021	Loans	Loans	Securities	Receivables	Allowance	Total
Allowance for loan losses at beginning of period	$1,640	$1,619	$2,393	$893	$590	$7,135
(Recovery of) provision for loan losses(1)	(149)	(865)	145	54	50	(765)
Allowance for loan losses at end of period	$1,491	$754	$2,538	$947	$640	$6,370

Three Months Ended September 30, 2020
Allowance for loan losses at beginning of period	$11,736	$905	$111	$1,159	$21,701	$35,612
(Recovery of) provision for loan losses(1)	(2,598)	(427)	(56)	17	899	(2,165)
Allowance for loan losses at end of period	$9,138	$478	$55	$1,176	$22,600	$33,447
(1)	During the three months ended September 30, 2021 and 2020, the Company recorded a provision for (recovery of) loan losses of ($1.6) million and ($2.0) million, respectively, in its consolidated statements of operations. The recovery in 2021 was due primarily to the repayment of loans during the three months ended September 30, 2021 and an improving macroeconomic forecast on commercial real estate markets since June 30, 2021. Of this amount, $0.9 million related to a recovery of loan losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities." The recovery in 2020 resulted from the reversal of CECL allowances on loans that repaid in full in the third quarter 2020 and a more favorable economic outlook on commercial real estate markets in the third quarter 2020 as compared to the second quarter 2020. Of this amount, $0.7 million related to a recovery of loan losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities" and $0.9 million related to a provision on a non-performing loan that was recorded as a reduction to "Accrued interest and operating lease income receivable, net."

Changes in the Company’s allowance for loan losses were as follows for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Financing	Specific
Nine Months Ended September 30, 2021	Loans	Loans	Securities	Receivables	Allowance	Total
Allowance for loan losses at beginning of period	$6,541	$1,643	$3,093	$1,150	$743	$13,170
Recovery of loan losses(1)	(5,050)	(889)	(555)	(203)	(103)	(6,800)
Allowance for loan losses at end of period	$1,491	$754	$2,538	$947	$640	$6,370

Nine Months Ended September 30, 2020
Allowance for loan losses at beginning of period	$6,668	$265	$—	$—	$21,701	$28,634
Adoption of new accounting standard(2)	(353)	98	20	964	—	729
Provision for loan losses(1)	2,823	115	35	212	899	4,084
Allowance for loan losses at end of period	$9,138	$478	$55	$1,176	$22,600	$33,447
(1)	During the nine months ended September 30, 2021 and 2020, the Company recorded a provision for (recovery of) loan losses of ($7.6) million and $4.1 million, respectively, in its consolidated statements of operations. The recovery in 2021 was due primarily to the repayment of loans during the nine months ended September 30, 2021 and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. Of this amount, $0.9 million related to a recovery of credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities.” The provision for loan losses in 2020 resulted from the macroeconomic impact of COVID-19 on commercial real estate markets, of which $0.9 million related to a recovery of credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities" and $0.9 million related to a provision on a non-performing loan that was recorded as a reduction to "Accrued interest and operating lease income receivable, net."

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(2)	On January 1, 2020, the Company recorded an increase to its allowance for loan losses of $3.3 million upon the adoption of ASU 2016-13, of which $2.5 million related to expected credit losses for unfunded loan commitments and was recorded in “Accounts payable, accrued expenses and other liabilities.”

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows as of September 30, 2021 and December 31, 2020 ($ in thousands):

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment(1)	Impairment	Total
As of September 30, 2021
Construction loans(2)	$58,819	$136,394	$195,213
Loans(2)	—	45,370	45,370
Financing receivables	—	48,503	48,503
Held-to-maturity debt securities	—	95,258	95,258
Available-for-sale debt securities(3)	—	27,535	27,535
Less: Allowance for loan losses	(640)	(5,730)	(6,370)
Total	$58,179	$347,330	$405,509
As of December 31, 2020
Construction loans(2)	$53,305	$461,528	$514,833
Loans(2)	—	68,129	68,129
Financing receivables	—	46,549	46,549
Held-to-maturity debt securities	—	90,715	90,715
Available-for-sale debt securities(3)	—	25,274	25,274
Less: Allowance for loan losses	(743)	(12,427)	(13,170)
Total	$52,562	$679,768	$732,330
(1)	The carrying value of this loan includes an unamortized discount of $0.8 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively. The Company’s loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.
(2)	The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.2 million and $2.3 million as of September 30, 2021 and December 31, 2020, respectively.
(3)	Available-for-sale debt securities are evaluated for impairment under ASC 326-30.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in performing senior mortgages, corporate/partnership loans, subordinate mortgages and financing receivables, presented by year of origination and by credit quality, as indicated by risk rating, as of September 30, 2021 were as follows ($ in thousands):

Year of Origination
	2021	2020	2019	2018	2017	Prior to 2017	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	11,900	—	—	11,900
2.5	—	—	—	—	—	—	—
3.0	—	—	—	109,137	—	3,281	112,418
3.5	—	—	—	23,741	—	—	23,741
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$—	$—	$—	$144,778	$—	$3,281	$148,059
Corporate/partnership loans
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	3,516	—	—	3,516
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	—	—
4.0	—	—	—	17,941	—	—	17,941
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$21,457	$—	$—	$21,457
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	12,248	12,248
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$12,248	$12,248

Financing receivables
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	48,503	—	—	—	48,503
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$48,503	$—	$—	$—	$48,503
Total	$—	$—	$48,503	$166,235	$—	$15,529	$230,267
(1)	As of September 30, 2021, excludes $58.8 million for one loan on non-accrual status.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of September 30, 2021
Senior mortgages	$148,059	$—	$58,819	58,819	$206,878
Corporate/Partnership loans	21,457	—	—	—	21,457
Subordinate mortgages	12,248	—	—	—	12,248
Total	$181,764	$—	$58,819	$58,819	$240,583
As of December 31, 2020
Senior mortgages	$443,154	$42,501	$—	$42,501	$485,655
Corporate/Partnership loans	42,721	42,946	—	42,946	85,667
Subordinate mortgages	11,640	—	—	—	11,640
Total	$497,515	$85,447	$—	$85,447	$582,962

Impaired Loans—The Company’s impaired loan was as follows ($ in thousands):

	As of September 30, 2021			As of December 31, 2020
		Unpaid			Unpaid
	Amortized	Principal	Related	Amortized	Principal	Related
	Cost	Balance	Allowance	Cost	Balance	Allowance
With an allowance recorded:
Senior mortgages(1)	$58,819	$58,069	$(640)	$53,305	$52,552	$(743)
Total	$58,819	$58,069	$(640)	$53,305	$52,552	$(743)
(1)	The Company has one non-accrual loan as of September 30, 2021 and December 31, 2020 that is considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the nine months ended September 30, 2021 and 2020.

Loans receivable held for sale—In March 2021, the Company acquired land and simultaneously structured and entered into with the seller a Ground Lease on which a multi-family project will be constructed. The Company funded $16.1 million at closing and the Ground Lease documents provided for future funding obligations to the Ground Lease tenant of approximately $11.9 million of deferred purchase price and $52.0 million of leasehold improvement allowance upon achievement of certain milestones. At closing, the Company entered into an agreement with SAFE pursuant to which, subject to certain conditions being met, SAFE would acquire the ground lessor entity from the Company. The Company determined that the transaction did not qualify as a sale leaseback transaction and recorded the Ground Lease in “Loans receivable held for sale” on the Company’s consolidated balance sheet. Subsequent to closing, the Company funded approximately $6.0 million of the deferred purchase price to the Ground Lease tenant. The Company sold the ground lessor entity (and SAFE assumed all future funding obligations to the Ground Lease tenant) to SAFE in September 2021 for $22.1 million and recorded no gain or loss on the sale.

In June 2021, the Company acquired a parcel of land for $42.0 million and simultaneously entered into a Ground Lease (refer to Note 5). The Company also concurrently entered into an agreement pursuant to which SAFE would acquire the Ground Lease from the Company. The Ground Lease was entered into with the seller of the land and did not qualify for sale leaseback accounting, and as such, was accounted for as a financing transaction and $42.0 million was recorded in “Loans receivable held for sale” on the Company’s consolidated balance sheets.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain	Fair Value	Value
As of September 30, 2021
Available-for-Sale Securities
Municipal debt securities	$23,855	$23,855	$3,680	$27,535	$27,535
Held-to-Maturity Securities
Debt securities	100,000	95,258	—	95,258	95,258
Total	$123,855	$119,113	$3,680	$122,793	$122,793
As of December 31, 2020
Available-for-Sale Securities
Municipal debt securities	$20,680	$20,680	$4,594	$25,274	$25,274
Held-to-Maturity Securities
Debt securities	100,000	90,715	—	90,715	90,715
Total	$120,680	$111,395	$4,594	$115,989	$115,989

As of September 30, 2021, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Held-to-Maturity Debt Securities		Available-for-Sale Debt Securities
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	95,258	95,258	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	23,855	27,535
Total	$95,258	$95,258	$23,855	$27,535

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Investments

The Company’s other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Earnings (Losses) from		Earnings (Losses) from
	Carrying Value		Equity Method Investments (1)		Equity Method Investments(1)
	as of		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Real estate equity investments
Safehold Inc. ("SAFE")(2)	$1,113,333	$937,712	$73,475	$9,331	$94,590	$36,905
iStar Net Lease II LLC ("Net Lease Venture II")	100,471	78,998	1,414	811	4,014	1,568
Other real estate equity investments	44,196	89,939	11,965	(3,542)	9,902	(10,517)
Subtotal	1,258,000	1,106,649	86,854	6,600	108,506	27,956
Other strategic investments(3)	161,766	69,911	2,355	205	6,169	(1,953)
Total	$1,419,766	$1,176,560	$89,209	$6,805	$114,675	$26,003
(1)	For the three months ended September 30, 2021 and 2020, earnings (losses) from equity method investments is net of the Company’s pro rata share of $5.1 million and $4.6 million, respectively, of depreciation expense and $18.5 million and $14.6 million, respectively, of interest expense. For the nine months ended September 30, 2021 and 2020, earnings (losses) from equity method investments is net of the Company’s pro rata share of $16.2 million and $13.4 million, respectively, of depreciation expense and $51.7 million and $44.0 million, respectively, of interest expense.
(2)	As of September 30, 2021, the Company owned 36.0 million shares of SAFE common stock which, based on the closing price of $71.89 on September 30, 2021, had a market value of $2.6 billion. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. For the three months ended September 30, 2021, equity in earnings includes a dilution gain of $60.2 million resulting from a SAFE equity offering. For the nine months ended September 30, 2021 and 2020, equity in earnings includes dilution gains of $60.7 million and $7.9 million, respectively, resulting from SAFE equity offerings.
(3)	During the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, the Company identified observable price changes in an equity security held by the Company as evidenced by orderly private issuances of similar securities by the same issuer. In accordance with ASC 321, the Company remeasured its equity investment at fair value and recognized aggregate mark-to-market gains of $14.0 million and $19.1 million for the three and nine months ended September 30, 2021, respectively, and aggregate mark-to-market gains of $14.0 million and $23.9 million for the three and nine months ended September30, 2020, respectively, in “Other income” in the Company’s consolidated statements of operations.

Safehold Inc.—Safehold Inc. (“SAFE”) is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). During the nine months ended September 30, 2021, the Company purchased 0.4 million shares of SAFE's common stock for $27.9 million, for an average cost of $71.68 per share, in open market purchases made in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. As of September 30, 2021, the Company owned approximately 63.6% of SAFE’s common stock outstanding.

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

In connection with the Company’s purchase of the Investor Units, it entered into a Stockholder’s Agreement with SAFE on January 2, 2019. The Stockholder’s Agreement:

●	limits the Company’s discretionary voting power to 41.9% of the outstanding voting power of SAFE’s common stock until its aggregate ownership of SAFE common stock is less than 41.9%;

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

●	requires the Company to cast all of its voting power in favor of three director nominees to SAFE’s board who are independent of each of the Company and SAFE until January 2022;
●	subjects the Company to certain standstill provisions; and
●	provides the Company certain preemptive rights.

In September 2021, the Company acquired 657,894 shares of SAFE’s common stock in a private placement for $50.0 million.

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

During the three months ended September 30, 2021 and 2020, the Company recorded $3.6 million and $3.2 million, respectively, of management fees pursuant to its management agreement with SAFE. During the nine months ended September 30, 2021 and 2020, the Company recorded $10.6 million and $9.3 million, respectively, of management fees pursuant to its management agreement with SAFE.

The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has elected not to charge in full certain of the expense reimbursements while SAFE is growing its portfolio. During the three months ended September 30, 2021 and 2020, the Company recognized $1.9 million and $1.3 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE. During the nine months ended September 30, 2021 and 2020, the Company recognized $5.6 million and $3.8 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company’s and SAFE’s independent directors, for the periods presented:

In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project. The transaction included a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded; and (ii) an $80.5 million leasehold first mortgage. During the three and nine months ended September 30, 2020, the Company recorded $0.9 million and $2.5 million, respectively, of interest income on the loan. The Company sold the Ground Lease to SAFE in September 2020 for $34.0 million and recognized a gain of $6.1 million in "Income from sales of real estate" in connection with the sale and sold the leasehold first mortgage to an entity in which the Company has a 53% equity interest (refer to “Other strategic investments” below) in January 2021 for $63.3 million.

In January 2019, the Company committed to provide a $13.3 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the conversion of an office building into a multi-family property. The loan was repaid during the fourth quarter 2020. During the three and nine months ended September 30, 2020, the Company recorded $0.3 million and $0.8 million, respectively, of interest income on the loan.

In June 2020, Net Lease Venture II (see below) acquired the leasehold interest in an office laboratory property in Honolulu, HI and simultaneously entered into a 99-year Ground Lease with SAFE.

In February 2021, the Company provided a $50.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the Ground Lease tenant’s recapitalization of a hotel property. The Company received $1.9 million of consideration from SAFE in connection with this transaction. The Company sold the loan in July 2021 and recorded no gain or loss on the sale. During the three and nine months ended September 30, 2021, the Company recorded $0.4 million and $2.9 million, respectively, of interest income on the loan.

In March 2021, the Company acquired land and simultaneously structured and entered into with the seller a Ground Lease on which a multi-family project will be constructed. At closing, the Company entered into an agreement with SAFE pursuant to which, subject to certain conditions being met, SAFE would acquire the ground lessor entity from the Company. The Company sold the ground lessor entity to SAFE in September 2021 and recognized no gain or loss on the sale (refer to Note 7 - Loans receivable held for sale). The Company also committed to provide a $75.0 million construction loan to the Ground Lease tenant. The Company received $2.7 million of consideration from SAFE in connection with this transaction. In September 2021, the construction loan commitment and the $2.7 million of consideration was transferred to an entity in which the Company has a 53.0% noncontrolling equity interest (refer to “Other strategic investments” below).

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Net Lease Venture II—In July 2018, the Company entered into a new venture (“Net Lease Venture II”) with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. In June 2021, Net Lease Venture II’s investment period was extended to December 31, 2021. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately 51.9%. The Company does not have a controlling interest in Net Lease Venture II due to the substantive participating rights of its partner. The Company accounts for its investment in Net Lease Venture II as an equity method investment and is responsible for managing the venture in exchange for a management fee and incentive fee. During the three months ended September 30, 2021 and 2020, the Company recorded $0.4 million and $0.4 million, respectively, of management fees from Net Lease Venture II. During the nine months ended September 30, 2021 and 2020, the Company recorded $1.2 million and $1.1 million, respectively, of management fees from Net Lease Venture II.

Other real estate equity investments—As of September 30, 2021, the Company’s other real estate equity investments include equity interests in real estate ventures ranging from 48% to 95%, comprised of investments of $43.7 million in operating properties and $0.5 million in land assets. As of December 31, 2020, the Company’s other real estate equity investments included $58.7 million in operating properties and $31.2 million in land assets.

In August 2018, the Company provided a mezzanine loan with a principal balance of $33.0 million as of September 30, 2021 and December 31, 2020 to an unconsolidated entity in which the Company owns a 50% equity interest. The loan matures in August 2022. As of September 30, 2021, and December 31, 2020, the loan is included in “Loans receivable and other lending investments, net” on the Company’s consolidated balance sheet. During the three months ended September 30, 2021 and 2020, the Company recorded $0.6 million and $0.6 million, respectively, of interest income on the mezzanine loan. During the nine months ended September 30, 2021 and 2020, the Company recorded $1.7 million and $1.8 million, respectively, of interest income on the mezzanine loan.

Other strategic investments—As of September 30, 2021 and December 31, 2020, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

In January 2021, the Company sold two loans for $83.4 million to a newly formed entity in which the Company has a 53.0% noncontrolling equity interest. The Company did not recognize any gain or loss on the sales. In September 2021, the Company transferred a $75.0 million construction loan commitment to this entity. The Company does not have a controlling interest in this entity due to the substantive participating rights of its partner. The Company accounts for this investment as an equity method investment and receives a fixed annual fee in exchange for managing the entity.

Summarized investee financial information—The following table presents the investee level summarized financial information for the Company’s equity method investment that was significant as of September 30, 2021 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent
For the Nine Months Ended September 30, 2021
SAFE	$135,001	$88,585	$51,844

For the Nine Months Ended September 30, 2020
SAFE	$115,518	$73,821	$44,024

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2021	December 31, 2020
Intangible assets, net(1)	$146,588	$156,041
Restricted cash	55,915	51,933
Operating lease right-of-use assets(2)	43,799	48,891
Other assets(3)	17,572	19,453
Other receivables	11,052	10,881
Leasing costs, net(4)	4,936	2,340
Corporate furniture, fixtures and equipment, net(5)	1,843	2,024
Deferred financing fees, net	841	1,549
Deferred expenses and other assets, net	$282,546	$293,112
(1)	Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $50.8 million and $44.4 million as of September 30, 2021 and December 31, 2020, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company’s consolidated statements of operations by $0.5 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $2.8 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively, and $8.6 million and $7.9 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in “Depreciation and amortization” in the Company’s consolidated statements of operations. As of September 30, 2021, the weighted average remaining amortization period for the Company’s intangible assets was approximately 16.2 years.
(2)	Right-of-use lease assets relate primarily to the Company’s leases of office space. Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “General and administrative” and “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended September 30, 2021 and 2020, the Company recognized $1.2 million and $1.2 million, respectively, in "General and administrative" and $0.9 million and $0.9 million, respectively, in "Real estate expense" in its consolidated statements of operations relating to operating leases. During the nine months ended September 30, 2021 and 2020, the Company recognized $3.7 million and $3.4 million, respectively, in "General and administrative" and $2.7 million and $2.6 million, respectively, in "Real estate expense" in its consolidated statements of operations relating to operating leases.
(3)	Other assets primarily includes prepaid expenses, deposits for certain real estate assets and management fees and expense reimbursements due from SAFE (refer to Note 8).
(4)	Accumulated amortization of leasing costs was $2.1 million and $2.6 million as of September 30, 2021 and December 31, 2020, respectively.
(5)	Accumulated depreciation on corporate furniture, fixtures and equipment was $14.7 million and $14.3 million as of September 30, 2021 and December 31, 2020, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2021	December 31, 2020
Other liabilities(1)	$65,318	91,513
Accrued expenses	112,223	94,724
Intangible liabilities, net(2)	46,870	48,738
Operating lease liabilities (see table above)	47,111	50,072
Accrued interest payable	28,939	32,355
Accounts payable, accrued expenses and other liabilities	$300,461	$317,402
(1)	As of September 30, 2021 and December 31, 2020, other liabilities includes $20.7 million and $36.9 million, respectively, of deferred income. As of September 30, 2021 and December 31, 2020, other liabilities includes $11.7 million and $19.0 million, respectively, of derivative liabilities. As of September 30, 2021 and December 31, 2020, other liabilities includes $0.1 million and $1.0 million, respectively, of expected credit losses for unfunded loan commitments.
(2)	Intangible liabilities, net includes below market lease liabilities related to the acquisition of real estate assets. Accumulated amortization on below market lease liabilities was $9.0 million and $7.5 million as of September 30, 2021 and December 31, 2020, respectively. The amortization of below market leases increased operating lease income in the Company's consolidated statements of operations by $0.6 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated		Scheduled
	September 30, 2021	December 31, 2020	Interest Rates		Maturity Date
Secured credit facilities and mortgages:
Revolving Credit Facility	$—	$—	LIBOR + 2.00	% (1)	September 2022
Senior Term Loan	491,875	491,875	LIBOR + 2.75	% (2)	June 2023
Mortgages collateralized by net lease assets	701,541	721,075	1.63% - 7.19	% (3)
Total secured credit facilities and mortgages(4)	1,193,416	1,212,950
Unsecured notes:
3.125% senior convertible notes(5)	287,500	287,500	3.125%		September 2022
4.75% senior notes(6)	775,000	775,000	4.75%		October 2024
4.25% senior notes(7)	550,000	550,000	4.25%		August 2025
5.50% senior notes(8)	400,000	400,000	5.50%		February 2026
Total unsecured notes	2,012,500	2,012,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	3,305,916	3,325,450
Debt discounts and deferred financing costs, net(9)	(23,318)	(38,475)
Total debt obligations, net(10)	$3,282,598	$3,286,975
(1)	The Revolving Credit Facility bears interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin ranging from 1.00% to 1.50%; or (ii) LIBOR subject to a margin ranging from 2.00% to 2.50%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023.
(2)	The loan bears interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.
(3)	As of September 30, 2021, the weighted average interest rate of these loans is 4.4%, inclusive of the effect of interest rate swaps.
(4)	As of September 30, 2021, $2.0 billion net carrying value of assets served as collateral for the Company’s secured debt obligations.
(5)	The Company’s 3.125% senior convertible fixed rate notes due September 2022 (“3.125% Convertible Notes”) are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of September 30, 2021 was 71.5797 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $13.97 per share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As of December 31, 2020, the carrying value of the 3.125% Convertible Notes was $275.1 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $10.2 million, net of fees. Upon the adoption of ASU 2020-06 on January 1, 2021, the Company reclassed the unamortized discount to shareholders equity (refer to Note 3). During the three months ended September 30, 2021 and 2020, the Company recognized $2.2 million and $2.2 million, respectively, of contractual interest and during the three months ended September 30, 2020, the Company recognized $1.3 million of discount amortization on the 3.125% Convertible Notes. During the nine months ended September 30, 2021 and 2020, the Company recognized $6.7 million and $6.7 million, respectively, of contractual interest and during the nine months ended September 30, 2020, the Company recognized $3.9 million of discount amortization on the 3.125% Convertible Notes. The effective interest rate for the three and nine months ended September 30, 2020 was 5.2%.
(6)	The Company can prepay these senior notes without penalty beginning July 1, 2024.
(7)	The Company can prepay these senior notes without penalty beginning May 1, 2025.
(8)	The Company can prepay these senior notes without penalty beginning August 15, 2024.
(9)	On January 1, 2021, the Company adopted ASU 2020-06 and reclassed $10.0 million of debt discount and unamortized fees from the 3.125% Convertible Notes to shareholders’ equity on the Company’s consolidated balance sheet (refer to Note 3).
(10)	The Company capitalized interest relating to development activities of $0.2 million and $0.5 million during the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $1.6 million during the nine months ended September 30, 2021 and 2020, respectively.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Future Scheduled Maturities—As of September 30, 2021, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2021 (remaining three months)	$—	$95,495	$95,495
2022	287,500	95,324	382,824
2023	—	491,875	491,875
2024	775,000	—	775,000
2025	550,000	269,780	819,780
Thereafter	500,000	240,942	740,942
Total principal maturities	2,112,500	1,193,416	3,305,916
Unamortized discounts and deferred financing costs, net	(18,426)	(4,892)	(23,318)
Total debt obligations, net	$2,094,074	$1,188,524	$3,282,598

Senior Term Loan—The Company has a $650.0 million senior term loan (the “Senior Term Loan”) that bears interest at LIBOR plus 2.75% per annum and matures in June 2023. The Senior Term Loan is secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permits substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. The Company may make optional prepayments, subject to prepayment fees. As of September 30, 2021, the outstanding balance on the Company’s Senior Term Loan was $491.9 million.

Revolving Credit Facility—The Company has a secured revolving credit facility (the “Revolving Credit Facility”) with a maximum capacity of $350.0 million that matures in September 2022. Outstanding borrowings under the Revolving Credit Facility are secured by pledges of the equity interests in the Company’s subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company’s corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of September 30, 2021, based on the Company’s borrowing base of assets, the Company had the ability to draw $340.2 million without pledging any additional assets to the facility.

Unsecured Notes—As of September 30, 2021, the Company has senior unsecured notes outstanding with varying fixed-rates and maturities ranging from September 2022 to February 2026. The Company’s senior unsecured notes are interest only, are generally redeemable at the option of the Company and contain certain financial covenants (see below).

During the nine months ended September 30, 2020, repayments of unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $12.0 million. This amount is included in “Loss on early extinguishment of debt, net” in the Company’s consolidated statements of operations.

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

As of September 30, 2021, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other
	Lending	Real	Other
	Investments	Estate	Investments	Total
Performance-Based Commitments	$7,860	$29,716	$71,319	$108,895
Strategic Investments	—	1,900	7,592	9,492
Total	$7,860	$31,616	$78,911	$118,387

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Other Commitments—Future minimum lease obligations under non-cancelable operating and finance leases as of September 30, 2021 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2021 (remaining three months)	$1,728	$1,384
2022	6,635	5,604
2023	6,272	5,716
2024	6,188	5,830
2025	6,176	5,946
Thereafter	334	1,567,826
Total undiscounted cash flows	27,333	1,592,306
Present value discount(1)	(2,717)	(1,439,677)
Other adjustments(2)	22,495	—
Lease liabilities	$47,111	$152,629
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.0% and the weighted average remaining lease term is 7.6 years. The weighted average remaining lease term for the Company’s operating leases, excluding operating leases for which the Company’s tenants pay rent on its behalf, was 4.9 years and the weighted average discount rate was 4.7%. For finance leases, which relate primarily to the Company’s Ground Leases with SAFE, lease liabilities were discounted at a weighted average rate implicit in the lease of 5.5% and the weighted average remaining lease term is 96.2 years. Right-of-use assets for finance leases are amortized on a straight-line basis over the term of the lease and are recorded in “Depreciation and amortization” in the Company’s consolidated statements of operations. During the three months ended September 30, 2021 and 2020, the Company recognized $2.1 million and $2.0 million, respectively, in "Interest expense" and $0.4 million and $0.4 million, respectively, in "Depreciation and amortization" in its consolidated statements of operations relating to finance leases. During the nine months ended September 30, 2021 and 2020, the Company recognized $6.2 million and $6.1 million, respectively, in "Interest expense" and $1.1 million and $1.1 million, respectively, in "Depreciation and amortization" in its consolidated statements of operations relating to finance leases. During the three months ended September 30, 2021 and 2020, the Company made payments of $0.8 million and $1.0 million, respectively, related to its operating leases and $1.3 million and $1.4 million, respectively, related to its finance leases with SAFE. During the nine months ended September 30, 2021 and 2020, the Company made payments of $2.1 million and $3.2 million, respectively, related to its operating leases and $4.1 million and $4.0 million, respectively, related to its finance leases with SAFE.
(2)	The Company is obligated to pay ground rent under certain operating leases; however, the Company’s tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations. The amount shown above is the net present value of the payments to be made by the Company’s tenants on its behalf.

Future minimum lease obligations under non-cancelable operating and finance leases as of December 31, 2020 are as follows ($ in thousands):

	Operating(1)(2)	Finance(1)
2021	$3,797	$5,494
2022	6,756	5,604
2023	6,393	5,716
2024	6,309	5,830
2025	6,297	5,946
Thereafter	496	1,567,826
Total undiscounted cash flows	30,048	1,596,416
Present value discount(1)	(3,771)	(1,445,896)
Other adjustments(2)	23,795	—
Lease liabilities	$50,072	$150,520
(1)	The weighted average remaining lease term for the Company’s operating leases, excluding operating leases for which the Company’s tenants pay rent on its behalf, was 5.6 years and the weighted average discount rate was 5.0%. The weighted average remaining lease term for the Company’s finance leases was 97 years and the weighted average discount rate was 5.5%.
(2)	The Company is obligated to pay ground rent under certain operating leases; however, the Company’s tenants at the properties pay this expense directly under the terms of various subleases and these amounts are excluded from lease obligations. The amount shown above is the net present value of the payments to be made by the Company’s tenants on its behalf.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 ($ in thousands):(1)

	Derivative Liabilities
	Balance Sheet	Fair
As of September 30, 2021	Location	Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$11,723
Total		$11,723

As of December 31, 2020
Derivatives Designated in Hedging Relationships
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$18,926
Total		$18,926
(1)	Over the next 12 months, the Company expects that $9.1 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The table below presents the effect of the Company’s derivative financial instruments, including the Company’s share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

		Amount of Gain	Amount of Gain
	Location of Gain	(Loss) Recognized in	(Loss) Reclassified
	(Loss)	Accumulated Other	from Accumulated
Derivatives Designated in	When Recognized in	Comprehensive	Other Comprehensive
Hedging Relationships	Income	Income	Income into Earnings
For the Three Months Ended September 30, 2021
Interest rate swaps	Interest expense	$278	$(2,050)
Interest rate swaps	Earnings from equity method investments	(5)	(633)

For the Three Months Ended September 30, 2020
Interest rate swaps	Interest expense	$(401)	$(2,038)
Interest rate swaps	Earnings from equity method investments	598	(333)

For the Nine Months Ended September 30, 2021
Interest rate swaps	Interest expense	$2,834	$(6,183)
Interest rate swaps	Earnings from equity method investments	8,649	(1,324)

For the Nine Months Ended September 30, 2020
Interest rate swaps	Interest Expense	$(15,371)	$(4,926)
Interest rate swaps	Earnings from equity method investments	(15,559)	(866)

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of September 30, 2021 and December 31, 2020:

			Cumulative Preferential Cash
			Dividends(1)(2)
	Shares Issued
	and				Annual	Carrying
	Outstanding	Par	Liquidation	Rate per	Dividend	Value
Series	(in thousands)	Value	Preference(3)	Annum	per share	(in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
Total	12,200					$282,490
(1)	Holders of shares of the Series D, G and I preferred stock are entitled to receive dividends, when and as declared by the Company’s Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Company’s Board of Directors for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.
(2)	The Company declared and paid dividends of $6.0 million, $4.6 million and $7.0 million on its Series D, G and I Cumulative Redeemable Preferred Stock during both the nine months ended September 30, 2021 and 2020. The character of the 2020 dividends was 100% return of capital. There are no dividend arrearages on any of the preferred shares currently outstanding.
(3)	The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company’s obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2020, the Company had $529.6 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2032 and will fully expire in 2036 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan and the Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $26.3 million, or $0.36 per share, for the nine months ended September 30, 2021 and $24.6 million, or $0.32 per share, for the nine months ended September 30, 2020. The character of the 2020 dividends was 100% return of capital.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the nine months ended September 30, 2021, the Company repurchased 4.2 million shares of its outstanding common stock for $91.9 million, for an average cost of $21.70 per share. During the nine months ended September 30, 2020, the Company repurchased 3.7 million shares of its outstanding common stock for $41.4 million, for an average cost of $11.32 per share. The Company is generally authorized to repurchase up to $50.0 million in shares of its common stock. As of September 30, 2021, the Company had remaining authorization to repurchase up to $30.9 million of common stock under its stock repurchase program.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the following ($ in thousands):

	As of
	September 30, 2021	December 31, 2020
Unrealized gains on available-for-sale securities	$3,681	$4,594
Unrealized losses on cash flow hedges	(38,031)	(53,075)
Unrealized losses on cumulative translation adjustment	—	(4,199)
Accumulated other comprehensive loss	$(34,350)	$(52,680)

Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $3.0 million and $23.3 million for the three and nine months ended September 30, 2021, respectively, and $5.7 million and $26.7 million for the three and nine months ended September 30, 2020, respectively, in “General and administrative” in the Company’s consolidated statements of operations.

Performance Incentive Plans—The Company’s Performance Incentive Plans (“iPIP”) are designed to provide, primarily to senior executives and select professionals engaged in the Company’s investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plans. Awards vest over six years, with 40% being vested at the end of the second year and 15% each year thereafter. As of September 30, 2021, there are five iPIP Plans, each covering a two-year investment period beginning with the 2013-2014 Plan through the 2021-2022 Plan.

2019-2022 iPIP Plans—The Company’s 2019-2020 and 2021-2022 iPIP plans are equity-classified awards which are measured at the grant date fair value and recognized as compensation cost in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” in the Company’s consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2022 iPIP plans are held by consolidated subsidiaries of the Company and have two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return (“TSR”) adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the nine months ended September 30, 2021 and 2020, the Company recorded $2.6 million and $2.5 million, respectively, of expense related to the 2019-2022 iPIP plans. Distributions on the class B units are expected to be 50% in cash and 50% in shares of the Company’s common stock; provided, however, that (a) the cash portion will be increased if the Company does not have sufficient shares available under shareholder approved equity plans; and (b) if the principal remaining material asset in a plan is unsold SAFE shares, the Company may elect to distribute SAFE shares in lieu of cash and Company stock.

The following is a summary of the status of the Company’s equity-classified iPIP plans and changes during the nine months ended September 30, 2021.

	iPIP Investment Pool
	2019-2020	2021-2022
Points at beginning of period	97.40	—
Granted	—	94.75
Forfeited	(2.20)	(10.00)
Points at end of period	95.20	84.75

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2021, investments with an aggregate gross book value of $1.2 billion, including 26.7 million shares of SAFE common stock acquired by the Company, were attributable to the 2019-2020 Plan and investments with an aggregate gross book value of $163 million, including 1.0 million shares of SAFE common stock acquired by the Company, were attributable to the 2021-2022 Plan.

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

The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the nine months ended September 30, 2021.

	iPIP Investment Pool
	2013‑2014	2015‑2016	2017‑2018
Points at beginning of period	80.17	70.40	73.34
Granted	—	—	2.00
Points at end of period	80.17	70.40	75.34

During the nine months ended September 30, 2021 and 2020, the Company recorded $15.0 million and $20.2 million, respectively, of expense related to the 2013-2018 iPIP plans.

As of September 30, 2021, investments with an aggregate gross book value of $387 million were attributable to the 2013-2014 Plan, investments with an aggregate gross book value of $396 million were attributable to the 2015-2016 Plan and investments with an aggregate gross book value of $480 million, including 7.6 million shares of SAFE common stock acquired by the Company, were attributable to the 2017-2018 Plan.

During the nine months ended September 30, 2021, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $3.2 million as compensation, comprised of cash and 97,881 shares of the Company’s common stock with a fair value of $17.65 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 57,920 shares of the Company’s common stock were issued.

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

As of September 30, 2021 and December 31, 2020, the Company had accrued compensation costs relating to iPIP of $80.9 million and $69.1 million, respectively, which are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets.

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

As of September 30, 2021, an aggregate of 3.1 million shares remain available for issuance pursuant to future awards under the Company’s 2009 LTIP.

Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the nine months ended September 30, 2021, is as follows (in thousands):

Nonvested at beginning of period	531
Granted	372
Vested	(112)
Forfeited	(32)
Nonvested at end of period	759

As of September 30, 2021, there was $6.8 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.35 years.

Directors’ Awards—During the nine months ended September 30, 2021, the Company granted 38,186 restricted shares of common stock to non-employee Directors at a fair value of $17.51 at the time of grant for their annual equity awards and also issued 1,592 common stock equivalents (“CSEs”) at a fair value of $20.41 per CSE in respect of dividend equivalents on outstanding CSEs. As of September 30, 2021, a combined total of 129,452 CSEs and restricted shares of common stock granted to members of the Company’s Board of Directors remained outstanding under the Company’s Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.2 million.

401(k) Plan— The Company made contributions of $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively, to the Company’s 401(k) Plan.

Note 16—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$130,994	$6,451	$127,567	$(20,793)
Net income attributable to noncontrolling interests	(3,264)	(2,646)	(8,037)	(8,435)
Preferred dividends	(5,874)	(5,874)	(17,622)	(17,622)
Net income (loss) allocable to common shareholders for basic and diluted earnings per common share	$121,856	$(2,069)	$101,908	$(46,850)

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings allocable to common shares:
Numerator for basic earnings per share:
Net income (loss) attributable to iStar Inc. and allocable to common shareholders	$121,856	$(2,069)	$101,908	$(46,850)

Numerator for diluted earnings per share:
Net income (loss) allocable to common shareholders	$121,856	$(2,069)	$101,908	$(46,850)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	71,299	75,033	72,675	76,232
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	221	—	206	—
Add: Effect of convertible debt	8,967	—	5,521	—
Weighted average common shares outstanding for basic and diluted earnings per common share	80,487	75,033	78,402	76,232

Basic and diluted earnings per common share:(1)
Net income (loss) allocable to common shareholders	$1.71	$(0.03)	$1.40	$(0.61)

Diluted earnings per common share:(1)
Net income (loss) allocable to common shareholders	$1.51	$(0.03)	$1.30	$(0.61)
(1)	For the three and nine months ended September 30, 2020, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes, and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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

The following fair value hierarchy table summarizes the Company’s assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2021
Recurring basis:
Derivative liabilities(1)	$11,723	$—	$11,723	$—
Available-for-sale securities(1)	27,535	—	—	27,535
Non-recurring basis:
Impaired real estate available and held for sale(2)	1,682	—	—	1,682
Other investments(3)	98,461	—	98,461	—

As of December 31, 2020
Recurring basis:
Derivative liabilities(1)	18,926	—	18,926	—
Available-for-sale securities(1)	25,274	—	—	25,274
Non-recurring basis:
Impaired land and development(4)	6,078	—	—	6,078
(1)	The fair value of the Company’s derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company’s available-for-sale securities are based upon unadjusted third-party broker quotes and are classified as Level 3.
(2)	The Company recorded a $0.4 million impairment on an operating property held for sale with an estimated fair value of $1.7 million. The estimated fair value is based on an executed sales contract with a third party.
(3)	During the nine months ended September 30, 2021, the Company identified an observable price change in an equity security held by the Company as evidenced by an orderly private issuance of similar securities by the same issuer and, as such, classified such observable price change as Level 2.
(4)	The Company recorded a $1.3 million impairment on a land and development asset with an estimated fair value of $6.1 million. The estimated fair value is based on future cash flows expected to be received.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	2021	2020
Beginning balance	$25,274	$23,896
Purchases	3,375	—
Repayments	(201)	(460)
Unrealized gains (losses) recorded in other comprehensive income	(913)	1,195
Ending balance	$27,535	$24,631

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Net investment in leases(1)	$477	$497	$429	$431
Loans receivable and other lending investments, net(1)	406	436	732	772
Cash and cash equivalents(2)	299	299	99	99
Restricted cash(2)	56	56	52	52
Loan participations payable, net(1)	—	—	43	43
Debt obligations, net(1)(3)	3,283	3,643	3,287	3,414
(1)	The fair value of the Company’s net investment in leases, loans receivable and other lending investments, net, loan participations payable, net and debt obligations, net are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.
(3)	As of September 30, 2021 and December 31, 2020, the fair value of the Company’s 3.125% Senior Convertible Notes was $527.2 million and $338.8 million, respectively.

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

The Company evaluates performance-based on the following financial measures for each segment. The Company’s segment information is as follows ($ in thousands):

	Net	Real Estate	Operating	Land and	Corporate/	Company
	Lease	Finance	Properties	Development	Other(1)	Total
Three Months Ended September 30, 2021
Operating lease income	$40,659	$—	$3,637	$96	$—	$44,392
Interest income	1,630	6,321	—	—	—	7,951
Interest income from sales-type leases	9,578	—	—	—	—	9,578
Other income	4,767	1,095	16,869	3,189	14,275	40,195
Land development revenue	—	—	—	93,369	—	93,369
Earnings (losses) from equity method investments	74,889	872	1,129	10,836	1,483	89,209
Income from sales of real estate	—	—	25,611	—	—	25,611
Total revenue and other earnings	131,523	8,288	47,246	107,490	15,758	310,305
Real estate expense	(5,446)	—	(9,184)	(4,094)	—	(18,724)
Land development cost of sales	—	—	—	(87,380)	—	(87,380)
Other expense	(1,327)	(270)	—	(64)	(350)	(2,011)
Allocated interest expense	(26,467)	(3,331)	(1,641)	(3,679)	(4,353)	(39,471)
Allocated general and administrative(2)	(5,487)	(958)	(473)	(2,173)	(5,029)	(14,120)
Segment profit (loss)(3)	$92,796	$3,729	$35,948	$10,100	$6,026	$148,599
Other significant items:
Provision for (recovery of) loan losses	$54	$(1,610)	$—	$—	$—	$(1,556)
Provision for losses on net investment in leases	131	—	—	—	—	131
Impairment of assets	757	—	422	—	—	1,179
Depreciation and amortization	13,114	—	1,385	228	129	14,856
Capitalized expenditures	969	—	121	7,416	—	8,506

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Three Months Ended September 30, 2020
Operating lease income	$41,144	$—	$5,137	$89	$—	$46,370
Interest income	911	13,359	—	—	—	14,270
Interest income from sales-type leases	8,360	—	—	—	—	8,360
Other income	4,554	104	2,956	3,831	14,107	25,552
Land development revenue	—	—	—	20,502	—	20,502
Earnings (losses) from equity method investments	10,141	—	(4,134)	592	206	6,805
Income from sales of real estate	6,055	—	—	—	—	6,055
Total revenue and other earnings	71,165	13,463	3,959	25,014	14,313	127,914
Real estate expense	(7,136)	—	(4,428)	(5,371)	—	(16,935)
Land development cost of sales	—	—	—	(21,358)	—	(21,358)
Other expense	—	(37)	—	—	(36)	(73)
Allocated interest expense	(26,049)	(5,831)	(2,289)	(4,606)	(3,632)	(42,407)
Allocated general and administrative(2)	(5,161)	(1,451)	(582)	(2,320)	(4,693)	(14,207)
Segment profit (loss) (3)	32,819	$6,144	$(3,340)	$(8,641)	$5,952	$32,934
Other significant non-cash items:
Provision for (recovery of) loan losses	$19	$(1,995)	$—	$—	$—	$(1,976)
Provision for losses on net investment in leases	175	—	—	—	—	175
Depreciation and amortization	12,781	—	1,287	243	310	14,621
Capitalized expenditures	1,896	—	84	5,170	—	7,150

	Net	Real Estate	Operating	Land and	Corporate/	Company
	Lease	Finance	Properties	Development	Other(1)	Total
Nine Months Ended September 30, 2021
Operating lease income	$123,926	$—	$13,176	$279	$—	$137,381
Interest income	3,696	23,878	—	—	—	27,574
Interest income from sales-type leases	26,895	—	—	—	—	26,895
Other income	14,213	1,245	23,159	5,894	20,038	64,549
Land development revenue	—	—	—	157,936	—	157,936
Earnings (losses) from equity method investments	98,604	2,092	(5,553)	15,456	4,076	114,675
Income from sales of real estate	2,114	—	26,319	—	—	28,433
Total revenue and other earnings	269,448	27,215	57,101	179,565	24,114	557,443
Real estate expense	(21,065)	—	(19,238)	(13,604)	—	(53,907)
Land development cost of sales	—	—	—	(147,507)	—	(147,507)
Other expense	(1,327)	(422)	—	(64)	(662)	(2,475)
Allocated interest expense	(76,888)	(11,737)	(5,714)	(11,481)	(12,631)	(118,451)
Allocated general and administrative(2)	(17,544)	(3,659)	(1,797)	(6,968)	(15,686)	(45,654)
Segment profit (loss)(3)	$152,624	$11,397	$30,352	$(59)	$(4,865)	$189,449
Other significant items:
Recovery of loan losses	$(202)	$(7,411)	$—	$—	$—	$(7,613)
Recovery of losses on net investment in leases	(1,735)	—	—	—	—	(1,735)
Impairment of assets	2,286	—	679	—	—	2,965
Depreciation and amortization	39,255	—	4,593	674	449	44,971
Capitalized expenditures	2,300	—	610	16,727	—	19,637

Nine Months Ended September 30, 2020
Operating lease income	$124,109	$—	$16,153	$267	$—	$140,529
Interest income	2,594	44,331	—	—	—	46,925
Interest income from sales-type leases	25,010	—	—	—	—	25,010
Other income	13,468	4,249	6,605	5,558	26,332	56,212
Land development revenue	—	—	—	116,254	—	116,254
Earnings (losses) from equity method investments	38,472	—	(11,741)	1,225	(1,953)	26,003
Income from sales of real estate	6,056	—	62	—	—	6,118
Total revenue and other earnings	209,709	48,580	11,079	123,304	24,379	417,051
Real estate expense	(19,497)	—	(16,600)	(17,611)	—	(53,708)
Land development cost of sales	—	—	—	(114,704)	—	(114,704)
Other expense	—	(80)	—	—	(271)	(351)
Allocated interest expense	(74,915)	(17,989)	(6,731)	(13,598)	(14,515)	(127,748)
Allocated general and administrative(2)	(17,327)	(5,123)	(1,966)	(7,524)	(14,523)	(46,463)
Segment profit (loss)(3)	$97,970	$25,388	$(14,218)	$(30,133)	$(4,930)	$74,077
Other significant items:
Provision for loan losses	$212	$3,881	$—	$—	$—	$4,093
Provision for losses on net investment in leases	2,001	—	—	—	—	2,001

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Impairment of assets	2,036	—	2,983	1,472	—	6,491
Depreciation and amortization	37,924	—	3,843	729	911	43,407
Capitalized expenditures	8,913	—	1,421	25,222	—	35,556

As of September 30, 2021
Real estate, net	$1,263,881	$—	$93,043	$—	$—	$1,356,924
Real estate available and held for sale	—	—	1,983	—	—	1,983
Total real estate	1,263,881	—	95,026	—	—	1,358,907
Net investment in leases	477,360	—	—	—	—	477,360
Land and development, net	—	—	—	302,845	—	302,845
Loans receivable and other lending investments, net	47,555	357,954	—	—	—	405,509
Loan receivable held for sale	42,683	—	—	—	—	42,683
Other investments	1,213,804	47,936	43,659	537	113,830	1,419,766
Total portfolio assets	3,045,283	405,890	138,685	303,382	113,830	4,007,070
Cash and other assets						795,095
Total assets						$4,802,165

As of December 31, 2020
Real estate, net	$1,291,903	$—	$192,378	$—	$—	$1,484,281
Real estate available and held for sale	—	—	5,212	—	—	5,212
Total real estate	1,291,903	—	197,590	—	—	1,489,493
Net investment in leases	429,101	—	—	—	—	429,101
Land and development, net	—	—	—	430,663	—	430,663
Loans receivable and other lending investments, net	45,398	686,932	—	—	—	732,330
Other investments	1,016,710	—	58,739	31,200	69,911	1,176,560
Total portfolio assets	$2,783,112	$686,932	$256,329	$461,863	$69,911	4,258,147
Cash and other assets						603,661
Total assets						$4,861,808
(1)	Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s joint venture investments and strategic investments that are not included in the other reportable segments above.
(2)	General and administrative excludes stock-based compensation expense of $3.0 million and $23.3 million for the three and nine months ended September 30, 2021, respectively, and $5.7 million and $26.7 million for the three and nine months ended September 30, 2020, respectively.
(3)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Segment profit	$148,599	$32,934	$189,449	$74,077
Less: Recovery of (provision for) loan losses	1,556	1,976	7,613	(4,093)
Less: (Provision for) recovery of losses on net investment in leases	(131)	(175)	1,735	(2,001)
Less: Impairment of assets	(1,179)	—	(2,965)	(6,491)
Less: Stock-based compensation expense	(3,001)	(5,661)	(23,300)	(26,675)
Less: Depreciation and amortization	(14,856)	(14,621)	(44,971)	(43,407)
Less: Income tax benefit (expense)	6	(78)	6	(165)
Less: Loss on early extinguishment of debt, net	—	(7,924)	—	(12,038)
Net income (loss)	$130,994	$6,451	$127,567	$(20,793)

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 19—Subsequent Events

Subsequent to the end of the quarter, the Company obtained the consents of holders of its outstanding 4.75% senior notes due 2024, 4.25% senior notes due 2025 and 5.50% senior notes due 2026 to certain amendments to the indentures governing the notes intended to align the indentures with the potential sale of the Company's net lease assets. The Company paid holders consent fees ranging from 0.75% to 1.00% of the principal amount of consenting notes, depending on the relevant series. The Company previously announced on July 6, 2021 that it intended to explore market interest for possible sales of its net lease assets. That process remains ongoing. There can be no assurance as to whether the Company will sell some, all or none of its net lease assets, or as to the timing and terms of any sales.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, iStar Inc.’s (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors’’ in our 2020 Annual Report, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2020 Annual Report. These historical financial statements may not be indicative of our future performance.

Executive Overview

Our portfolio is well diversified by business, property type and geography. Our portfolio includes investments in the entertainment/leisure (23.0% of gross book value) and hotel (4.2% of gross book value) sectors, both of which have been particularly stressed by the COVID-19 pandemic. We may experience disruptions and collections of rent and interest payments until more normalized business conditions resume.

The COVID-19 pandemic adversely affected our strategies of monetizing legacy assets and materially scaling SAFE’s portfolio in 2020 and the first quarter of 2021, primarily because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions. These conditions improved in the second quarter of 2021 and continued into the third quarter 2021, and we expect them to continue to improve as more normalized activity resumes. At this time, however, we cannot predict with certainty the full extent of the impacts of the COVID-19 pandemic on our or SAFE’s business. In addition, other macroeconomic factors such as inflation and the market reaction and response of government policy to inflation may impact our or SAFE’s business. See the Risk Factors section of our 2020 Annual Report for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic and other factors.

Portfolio Overview

As of September 30, 2021, based on our gross book value, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):(1)

Property/Collateral	Net	Real Estate	Operating	Land &			% of
Types	Lease	Finance	Properties	Development	Corporate	Total	Total
Ground Leases	$1,229,403	$—	$—	$—	$—	$1,229,403	27.1%
Entertainment / Leisure	1,030,994	—	16,297	—	—	1,047,291	23.0%
Office	820,048	52,107	—	—	—	872,155	19.2%
Industrial / Lab	433,783	—	—	—	98,461	532,244	11.7%
Land and Development	—	11,900	—	235,747	—	247,647	5.4%
Hotel	—	107,505	82,292	—	—	189,797	4.2%
Multifamily	—	122,906	59,918	—	—	182,824	4.0%
Retail	—	61,461	31,566	8,340	—	101,367	2.2%
Condominium	—	27,257	1,983	69,878	—	99,118	2.2%
Other Property Types	—	27,536	—	—	15,369	42,905	0.9%
Total	$3,514,228	$410,672	$192,056	$313,965	$113,830	$4,544,751	100.0%
Percentage of Total	77%	9%	4%	7%	3%	100%

	Net	Real Estate	Operating	Land &			% of
Geographic Region	Lease	Finance	Properties	Development	Corporate	Total	Total
Northeast	$961,145	$101,479	$93,624	$196,702	$—	$1,352,950	29.8%
West	581,022	143,774	43,083	11,847	—	779,726	17.2%
Mid-Atlantic	573,630	—	6,090	102,063	—	681,783	15.0%
Southwest	498,056	—	—	2,200	—	500,256	11.0%
Southeast	461,294	28,479	6,647	1,153	—	497,573	10.9%
Central	429,594	41,682	42,612	—	—	513,888	11.3%
Various	9,487	95,258	—	—	113,830	218,575	4.8%
Total	$3,514,228	$410,672	$192,056	$313,965	$113,830	$4,544,751	100.0%
(1)	For net lease, operating properties and land and development, gross book value is defined as the basis assigned to physical real estate property (land and building), net of any impairments taken after acquisition date and net of basis reductions associated with unit/parcel sales, plus our basis in equity method investments, plus lease related intangibles, capitalized leasing costs and excluding accumulated depreciation and amortization, and for equity method investments, excluding the effect of our share of accumulated depreciation and amortization. For real estate finance, gross book value is defined as principal funded including any deferred capitalized interest receivable, plus protective advances, exit fee receivables and any unamortized origination/modification costs, plus our basis in equity method investments, less purchase discounts and specific allowances. This amount is not reduced for CECL allowances. Real estate finance includes our $48 million pro rata share of loans held within an equity method investment.

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

The net lease segment includes our Ground Lease investments made primarily through SAFE and our traditional net lease investments. As of September 30, 2021, the gross book value of our consolidated net lease portfolio totaled $2.3 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II gross of accumulated depreciation, totaled $3.5 billion. In July 2021, we announced that we intend to explore market interest for possible sales of our net lease assets. The potential sale would be consistent with our stated corporate strategy which is to grow our Ground Lease and Ground Lease adjacent businesses and simplify our portfolio through sales of other assets. There can be no assurance as to whether we will sell some, all or none of our net lease assets, or as to the timing or terms of any sales. The table below provides certain statistics for our net lease portfolio.

			Total
	Wholly-	Net Lease	Consolidated	Net Lease
	Owned	Venture I	Real Estate(1)	Venture II	SAFE
Ownership %	100.0%	51.9%	—	51.9%	63.6%
Gross book value (millions)(2)	$1,348	$911	$2,259	$324	$3,879

% Leased	98.9%	100.0%	99.3%	100.0%	100.0%
Square footage (thousands)	9,630	5,755	15,385	3,302	N/A
Weighted average lease term (years)(3)	18.8	16.2	17.7	12.3	89.1
Weighted average yield(4)	7.6%	8.2%	7.8%	9.1%	4.6%
(1)	We own 51.9% of the Net Lease Venture which is consolidated in our GAAP financial statements (refer to Note 4).
(2)	Consolidated Real Estate includes amounts recorded as net investment in leases (refer to Note 5) and financing receivables in loans and other lending investments (refer to Note 7). SAFE includes its pro rata share of its unconsolidated equity method investments.
(3)	Weighted average lease term is calculated using GAAP rent and the initial maturity and does not include extension options. SAFE includes its pro rata share of its unconsolidated equity method investments.
(4)	Yield for SAFE is calculated over the trailing twelve months and excludes management fees earned by us.

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

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE’s Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on its land at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of September 30, 2021, we owned approximately 63.6% of SAFE’s common stock outstanding.

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

As of September 30, 2021, the gross book value of our consolidated real estate finance portfolio, including securities and other lending investments, totaled $411.2 million, gross of general loan loss allowances. The portfolio, excluding securities and other lending investments, included $181.8 million of performing loans with a weighted average maturity of 2.9 years.

The tables below summarize our loans and the allowance for loan losses associated with our loans ($ in thousands):

	September 30, 2021
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans	9	$181,764	$(2,244)	$179,520	44.3%	1.2%
Non-performing loans	1	58,819	(640)	58,179	14.3%	1.1%
Other lending investments	3	171,296	(3,486)	167,810	41.4%	2.0%
Total	13	$411,879	$(6,370)	$405,509	100.0%	1.5%

	December 31, 2020
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans	16	$529,657	$(8,184)	$521,473	71.2%	1.5%
Non-performing loans	1	53,305	(742)	52,563	7.2%	1.4%
Other lending investments	3	162,538	(4,244)	158,294	21.6%	2.6%
Total	20	$745,500	$(13,170)	$732,330	100.0%	1.8%

Performing Loans—The table below summarizes our performing loans exclusive of allowances ($ in thousands):

	September 30, 2021	December 31, 2020
Senior mortgages	$148,059	$432,350
Corporate/Partnership loans	21,457	85,667
Subordinate mortgages	12,248	11,640
Total	$181,764	$529,657

Weighted average LTV	63%	57%
Yield - year to date(1)	7.9%	7.9%
(1)	Yields presented are for the nine months ended September 30, 2021 and 2020 and represent the yields on performing loans and other lending investments.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2021 and December 31, 2020, we had one non-performing loan with a carrying value of $58.2 million and $52.6 million, respectively. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $6.4 million as of September 30, 2021, or 1.5% of total loans and other lending investments, compared to $13.2 million, or 1.8%, as of December 31, 2020. We expect that our level of allowance for loan losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and allowances requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans and other lending investments.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan’s collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2021 and December 31, 2020, asset-specific allowances were $0.6 million and $0.7 million, respectively.

We estimate the formula-based component based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market. In addition, we use third-party market data that includes forecasted economic trends, including unemployment rates.

The general allowance decreased to $5.7 million, or 1.6%, of performing loans and other lending investments as of September 30, 2021, compared to $12.4 million, or 1.8%, of performing loans and other lending investments as of December 31, 2020. The decrease was due primarily to the repayment of loans during the nine months ended September 30, 2021 and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including industrial, hotel, multifamily, retail, condominium and entertainment/leisure properties. As of September 30, 2021, the gross book value of our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $192.1 million.

Land and Development

The following table presents a land and development portfolio rollforward for the nine months ended September 30, 2021.

	Land and Development Portfolio Rollforward
	(in millions)
	Asbury Ocean
	Club and
	Asbury Park	Magnolia	All	Total
	Waterfront	Green	Others	Segment
Beginning balance(1)	$201.1	$101.3	$128.3	$430.7
Asset sales(2)	(50.2)	(19.1)	(72.6)	(141.9)
Capital expenditures	1.0	15.6	—	16.6
Other	—	(2.3)	(0.3)	(2.6)
Ending balance(1)	$151.9	$95.5	$55.4	$302.8
(1)	As of September 30, 2021, and December 31, 2020, Total Segment excludes $0.5 million and $31.2 million, respectively, of equity method investments.
(2)	Represents gross book value of the assets sold, rather than proceeds received.

Results of Operations for the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	For the Three Months Ended
	September 30,
	2021	2020	$ Change

	(in thousands)
Operating lease income	$44,392	$46,370	$(1,978)
Interest income	7,951	14,270	(6,319)
Interest income from sales-type leases	9,578	8,360	1,218
Other income	40,195	25,552	14,643
Land development revenue	93,369	20,502	72,867
Total revenue	195,485	115,054	80,431
Interest expense	39,471	42,407	(2,936)
Real estate expenses	18,724	16,935	1,789
Land development cost of sales	87,380	21,358	66,022
Depreciation and amortization	14,856	14,621	235
General and administrative	17,121	19,868	(2,747)
(Recovery of) provision for loan losses	(1,556)	(1,976)	420
Provision for (recovery of) losses on net investment in leases	131	175	(44)
Impairment of assets	1,179	—	1,179
Other expense	2,011	73	1,938
Total costs and expenses	179,317	113,461	65,856
Income from sales of real estate	25,611	6,055	19,556
Loss on early extinguishment of debt, net	—	(7,924)	7,924
Earnings from equity method investments	89,209	6,805	82,404
Income tax benefit (expense)	6	(78)	84
Net income	$130,994	$6,451	$124,543

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased $2.0 million to $44.4 million during the three months ended September 30, 2021 from $46.4 million for the same period in 2020. The following table summarizes our operating lease income by segment ($ in millions).

	Three Months Ended September 30,
	2021	2020	Change
Net Lease(1)	$40.7	$41.1	$(0.4)
Operating Properties(2)	3.6	5.2	(1.6)
Land and Development	0.1	0.1	—
Total	$44.4	$46.4	$(2.0)
(1)	Change primarily due to the sale of assets, partially offset by an increase in rent at certain of our properties.
(2)	Change primarily due to the sale of assets.

The following table shows certain same store statistics for our consolidated Net Lease segment. Same store assets are defined as assets we owned on or prior to July 1, 2020 and were in service through September 30, 2021 (Operating lease income in millions).

	Three Months Ended September 30,
	2021	2020
Operating lease income(1)	$50.6	$49.4
Rent per square foot	$13.25	$12.77
Occupancy(2)	99.3%	98.6%
(1)	For the three months ended September 30, 2021 and 2020, includes $10.0 million and $9.2 million, respectively, of lease income from one net lease tenant that was recorded to “Interest income from sales-type leases” and “Interest income” in our consolidated statements of operations.
(2)	Occupancy as of September 30, 2021 and 2020.

Interest income decreased to $8.0 million during the three months ended September 30, 2021 from $14.3 million for the same period in 2020. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $323 million for the three months ended September 30, 2021 and $703 million for the three months ended September 30, 2020. The weighted average yield on our performing loans and other lending investments was 7.8% and 7.6%, respectively, for the three months ended September 30, 2021 and 2020.

Interest income from sales-type leases increased to $9.6 million for the three months ended September 30, 2021 from $8.4 million for the same period in 2020. The increase was due primarily to sales-type leases originated in 2021.

Other income increased to $40.2 million during the three months ended September 30, 2021 from $25.6 million for the same period in 2020. Other income during the three months ended September 30, 2021 consisted primarily of mark-to-market gains on an equity investment, income from our hotel properties, lease termination fees, management fees, other ancillary income from our land and development projects and loan portfolio and interest income on our cash. Other income during the three months ended September 30, 2020 consisted primarily of mark-to-market gains on an equity investment, management fees, other ancillary income from our operating properties, land and development projects and loan portfolio, income from our hotel properties and interest income on our cash.

Land development revenue and cost of sales—During the three months ended September 30, 2021, we sold land parcels and residential lots and units and recognized land development revenue of $93.4 million which had associated cost of sales of $87.4 million. During the three months ended September 30, 2020, we sold residential lots and units and recognized land development revenue of $20.5 million which had associated cost of sales of $21.4 million. The increase in 2021 was primarily due to the sale of three land properties.

Costs and expenses—Interest expense decreased to $39.5 million during the three months ended September 30, 2021 from $42.4 million for the same period in 2020, due primarily to a decrease in our weighted average cost of debt, which was 4.5% for the three months ended September 30, 2021 compared to 4.8% for the three months ended September 30, 2020. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, decreased to $3.44 billion for the three months ended September 30, 2021 from $3.47 billion for the same period in 2020.

Real estate expense increased $1.8 million to $18.7 million during the three months ended September 30, 2021 from $16.9 million for the same period in 2020. The following table summarizes our real estate expenses by segment ($ in millions).

	Three Months Ended September 30,
	2021	2020	Change
Operating Properties(1)	$9.2	$4.4	$4.8
Land and Development(2)	4.1	5.4	(1.3)
Net Lease(3)	5.4	7.1	(1.7)
Total	$18.7	$16.9	$1.8
(1)	Change primarily due to an increase in expenses at certain of our hotel operating properties that have increased operations from the prior year.
(2)	Change primarily due to asset sales.
(3)	Change primarily due to a lease amendment at one property that resulted in a change to recoverable expenses.

Depreciation and amortization increased to $14.9 million during the three months ended September 30, 2021 from $14.6 million for the same period in 2020.

General and administrative expense includes payroll and related costs, performance-based compensation, public company costs and occupancy costs. General and administrative expenses decreased to $17.1 million during the three months ended September 30, 2021 from $19.9 million for the same period in 2020. The decrease in 2021 was due primarily to a $1.8 million decrease in performance-based compensation and a $0.9 million decrease in payroll and related costs from 2020. Our primary forms of performance-based compensation are our iPIP Plans and our annual bonus pool (refer to Note 15 for more information on the iPIP Plans). In addition, illustrative examples of our iPIP Plans may be found in our 2021 definitive proxy statement which is publicly available on the SEC’s website.

The recovery of loan losses was $1.6 million for the three months ended September 30, 2021 as compared to a recovery of loan losses of $2.0 million for the same period in 2020. The recovery of loan losses for the three months ended September 30, 2021 resulted from the reversal of CECL allowances on loans that repaid in full in the quarter. The recovery of loan losses for the three months ended September 30, 2020 resulted from the reversal of CECL allowances on loans that repaid in full in the third quarter 2020 and a more favorable economic outlook on commercial real estate markets in the third quarter 2020 as compared to the second quarter 2020.

The provision for losses on net investment in leases for the three months ended September 30, 2021 resulted from a changing macroeconomic forecast on commercial real estate markets since June 30, 2021. The provision for losses on net investment in leases for the three months ended September 30, 2020 resulted from the macroeconomic impact of COVID-19 on commercial real estate markets.

During the three months ended September 30, 2021, we recorded an aggregate impairment of $0.8 million resulting from the sale of net lease assets and a $0.4 million on an operating property held for sale.

Other expense was $2.0 million during the three months ended September 30, 2021 and $0.1 million for the same period in 2020. Other expenses for the three months ended September 30, 2021 consisted primarily of legal costs.

Income from sales of real estate—During the three months ended September 30, 2021, we recorded $25.6 million of income from sales of real estate primarily from the sale of an operating property. During the three months ended September 30, 2020, we recorded $6.1 million of income from sales of real estate from the sale of a Ground Lease to SAFE.

Loss on early extinguishment of debt, net—During the three months ended September 30, 2020, we incurred losses on early extinguishment of debt of $7.9 million resulting from the repayment of senior notes prior to maturity.

Earnings from equity method investments—Earnings from equity method investments increased to $89.2 million during the three months ended September 30, 2021 from $6.8 million for the same period in 2020. During the three months ended September 30, 2021, we recognized $73.5 million of income from our equity method investment in SAFE (which included a dilution gain of $60.2 million – refer to Note 8), $1.4 million from our equity method investment in Net Lease

Venture II and $14.3 million of net aggregate income from our remaining equity method investments, which included $10.5 million from one of our equity method investments resulting from our share of income from land sales. During the three months ended September 30, 2020, we recognized $9.3 million of income from our equity method investment in SAFE and $0.8 million from our equity method investment in Net Lease Venture II, which was partially offset by $3.3 million of net aggregate losses from our remaining equity method investments.

Income tax benefit (expense)—Income tax benefit of $6 thousand was recorded for the three months ended September 30, 2021. Income tax expense of $0.1 million was recorded for the three months ended September 30, 2020 and related primarily to state margins taxes and other minimum state taxes.

Results of Operations for the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	For the Nine Months Ended September 30,
	2021	2020	$ Change

	(in thousands)
Operating lease income	$137,381	$140,529	$(3,148)
Interest income	27,574	46,925	(19,351)
Interest income from sales-type leases	26,895	25,010	1,885
Other income	64,549	56,212	8,337
Land development revenue	157,936	116,254	41,682
Total revenue	414,335	384,930	29,405
Interest expense	118,451	127,748	(9,297)
Real estate expense	53,907	53,708	199
Land development cost of sales	147,507	114,704	32,803
Depreciation and amortization	44,971	43,407	1,564
General and administrative	68,954	73,138	(4,184)
(Recovery of) provision for loan losses	(7,613)	4,093	(11,706)
(Recovery of) provision for losses on net investment in leases	(1,735)	2,001	(3,736)
Impairment of assets	2,965	6,491	(3,526)
Other expense	2,475	351	2,124
Total costs and expenses	429,882	425,641	4,241
Income from sales of real estate	28,433	6,118	22,315
Loss on early extinguishment of debt, net	—	(12,038)	12,038
Earnings from equity method investments	114,675	26,003	88,672
Income tax benefit (expense)	6	(165)	171
Net income (loss)	$127,567	$(20,793)	$148,360

Revenue—Operating lease income, which primarily includes income from net lease assets and commercial operating properties, decreased to $137.4 million during the nine months ended September 30, 2021 from $140.5 million for the same period in 2020. The following table summarizes our operating lease income by segment ($ in millions).

	Nine Months Ended September 30,
	2021	2020	Change
Net Lease(1)	$123.9	$124.0	$(0.1)
Operating Properties(2)	13.2	16.2	(3.0)
Land and Development	0.3	0.3	—
Total	$137.4	$140.5	$(3.1)
(1)	Change primarily due to asset sales, partially offset by an increase in rent at certain of our properties.
(2)	Change primarily due to asset sales and the termination of certain leases at one of our operating properties.

The following table shows certain same store statistics for our consolidated Net Lease segment. Same store assets are defined as assets we owned on or prior to January 1, 2020 and were in service through September 30, 2021 (Operating lease income in millions).

	Nine Months Ended September 30,
	2021	2020
Operating lease income(1)	$152.7	$147.3
Rent per square foot	$13.32	$12.68
Occupancy(2)	99.3%	98.6%
(1)	For the nine months ended September 30, 2021 and 2020, includes $28.9 million and $27.4 million, respectively, of lease income from one net lease tenant that was recorded to “Interest income from sales-type leases” and “Interest income” in our consolidated statements of operations.
(2)	Occupancy as of September 30, 2021 and 2020.

Interest income decreased to $27.6 million during the nine months ended September 30, 2021 from $46.9 million for the same period in 2020. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $403 million for the nine months ended September 30, 2021 and $716 million for the nine months ended September 30, 2020. The weighted average yield on our performing loans and other lending investments for both the nine months ended September 30, 2021 and 2020 was 7.9%.

Interest income from sales-type leases increased to $26.9 million for the nine months ended September 30, 2021 from $25.0 million for the same period in 2020. The increase was due primarily to sales-type leases originated in 2021.

Other income increased to $64.5 million during the nine months ended September 30, 2021 from $56.2 million for the same period in 2020. Other income during the nine months ended September 30, 2021 consisted primarily of mark-to-market gains on an equity investment, income from our hotel properties, management fees, lease termination fees, other ancillary income from our land and development projects and loan portfolio and interest income on our cash. Other income during the nine months ended September 30, 2020 consisted primarily of mark-to-market gains on an equity investment, management fees, other ancillary income from our operating properties, land and development projects and loan portfolio, income from our hotel properties and interest income on our cash.

Land development revenue and cost of sales—During the nine months ended September 30, 2021, we sold residential lots and units and recognized land development revenue of $157.9 million which had associated cost of sales of $147.5 million. During the nine months ended September 30, 2020, we sold residential lots and units and recognized land development revenue of $116.3 million which had associated cost of sales of $114.7 million. The increase in 2021 was primarily due to the sale of three land properties.

Costs and expenses—Interest expense decreased to $118.5 million during the nine months ended September 30, 2021 from $127.7 million for the same period in 2020 due primarily to a decrease in our weighted average cost of debt, which was 4.6% for the nine months ended September 30, 2021 compared to 4.8% for the nine months ended September 30, 2020. The balance of our average outstanding debt, inclusive of loan participations and lease liabilities associated with finance-type leases, decreased to $3.45 billion for the nine months ended September 30, 2021 from $3.51 billion for the same period in 2020.

Real estate expenses increased to $53.9 million during the nine months ended September 30, 2021 from $53.7 million for the same period in 2020. The following table summarizes our real estate expenses by segment ($ in millions).

	Nine Months Ended September 30,
	2021	2020	Change
Operating Properties(1)	$19.2	$16.6	$2.6
Land and Development(2)	13.6	17.6	(4.0)
Net Lease(3)	21.1	19.5	1.6
Total	$53.9	$53.7	$0.2
(1)	Change primarily due to an increase in expenses at certain of our hotel operating properties that have increased operations from the prior year.
(2)	Change primarily due to a decrease in real estate taxes and insurance costs at one property and asset sales.

(3)	Change primarily due to an increase in legal costs and common area expenses at certain properties, partially offset by a lease amendment at one property that resulted in a change to recoverable expenses.

Depreciation and amortization increased to $45.0 million during the nine months ended September 30, 2021 from $43.4 million for the same period in 2020, primarily due to the full amortization of intangible assets associated with terminated leases and placing certain assets in service during 2021.

General and administrative expense includes payroll and related costs, performance-based compensation, public company costs and occupancy costs. General and administrative expenses decreased to $69.0 million during the nine months ended September 30, 2021 from $73.1 million for the same period in 2020. The decrease in 2021 was due primarily to a $2.1 million decrease in performance-based compensation and a $2.1 million decrease in payroll and related costs from 2020. Our primary forms of performance-based compensation are our iPIP Plans and our annual bonus pool (refer to Note 15 for more information on the iPIP Plans). In addition, illustrative examples of our iPIP Plans may be found in our 2021 definitive proxy statement which is publicly available on the SEC’s website.

The recovery of loan losses was $7.6 million for the nine months ended September 30, 2021 as compared to a provision for loan losses of $4.1 million for the same period in 2020. The recovery of loan losses for the nine months ended September 30, 2021 resulted from the reversal of CECL allowances on loans that repaid in full during the period and from an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. The provision for loan losses for the nine months ended September 30, 2020 resulted from the macroeconomic impact of COVID-19 on commercial real estate markets.

The recovery of losses on net investment in leases for the nine months ended September 30, 2021 resulted from asset sales and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. The provision for losses on net investment in leases for the nine months ended September 30, 2020 included an allowance resulting from the macroeconomic impact of COVID-19 on commercial real estate markets.

During the nine months ended September 30, 2021, we recorded an aggregate impairment of $2.5 in connection with the sale of net lease assets and residential condominiums and a $0.4 million impairment on an operating property held for sale. During the nine months ended September 30, 2020, we recorded an aggregate impairment of $6.5 million in connection with the sale of net lease assets and impairments on a real estate asset held for sale and a land and development asset.

Other expense increased to $2.5 million during the nine months ended September 30, 2021 from $0.4 million for the same period in 2020. The increase in 2021 was primarily due to an increase in legal costs.

Income from sales of real estate—During the nine months ended September 30, 2021, we recorded $28.4 million of income from sales of real estate from the sale of an operating property, net lease assets and residential condominiums. During the nine months ended September 30, 2020, we recorded $6.1 million of income from sales of real estate primarily from the sale of a Ground Lease to SAFE.

Loss on early extinguishment of debt, net—During the nine months ended September 30, 2020, we incurred losses on early extinguishment of debt of $12.0 million resulting from the repayment of senior notes prior to maturity.

Earnings from equity method investments—Earnings from equity method investments increased to $114.7 million during the nine months ended September 30, 2021 from $26.0 million for the same period in 2020. During the nine months ended September 30, 2021, we recognized $94.6 million of income from our equity method investment in SAFE (which included a dilution gain of $60.7 million – refer to Note 8), $4.0 million from our equity method investment in Net Lease Venture II and $16.1 million of net aggregate income from our remaining equity method investments, which included $13.3 million from one of our equity method investments resulting from our share of income from land sales. During the nine months ended September 30, 2020, we recognized $36.9 million of income from our equity method investment in SAFE, which included a dilution gain of $7.9 million resulting from a SAFE equity offering in March 2020, and $1.6 million from our equity investment in Net Lease Venture II, which were partially offset by $12.5 million of net aggregate losses from our remaining equity method investments.

Income tax expense— Income tax benefit of $6 thousand was recorded during the nine months ended September 30, 2021. Income tax expense of $0.2 million was recorded during the nine months ended September 30, 2020 and was due primarily to state margins taxes and other minimum state taxes.

Adjusted Earnings

In 2019, we announced a new business strategy that would focus our management personnel and our investment resources primarily on scaling our Ground Lease platform. As part of this strategy, we accelerated the monetization of legacy assets, reducing our legacy portfolio to approximately 10% of our overall portfolio as of September 30, 2021, and deployed a substantial portion of the proceeds into additional investments in SAFE and new loan and net lease originations relating to the Ground Lease business. Adjusted earnings is a non-GAAP metric management uses to assess our execution of this strategy and the performance of our operations.

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

Adjusted Earnings should be examined in conjunction with net income (loss) as shown in our consolidated statements of operations. Adjusted Earnings should not be considered as an alternative to net income (loss) (determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”)), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Earnings indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Earnings is an additional measure we use to analyze our business performance because it excludes the effects of certain non-cash charges that we believe are not necessarily indicative of our operating performance. It should be noted that our manner of calculating Adjusted Earnings may differ from the calculations of similarly-titled measures by other companies.

	For the Three Months Ended September 30,
	2021	2020

	(in thousands)
Adjusted Earnings
Net income (loss) allocable to common shareholders	$121,856	$(2,069)
Add: Depreciation and amortization	16,449	15,795
Add: Stock-based compensation expense	3,001	5,661
Add: Non-cash portion of loss on early extinguishment of debt	—	2,672
Adjusted earnings allocable to common shareholders	$141,306	$22,059

	For the Nine Months Ended September 30,
	2021	2020

	(in thousands)
Adjusted Earnings
Net income (loss) allocable to common shareholders	$101,908	$(46,850)
Add: Depreciation and amortization	50,790	46,526
Add: Stock-based compensation expense	23,300	26,675
Add: Non-cash portion of loss on early extinguishment of debt	—	3,470
Adjusted earnings allocable to common shareholders	$175,998	$29,821

Liquidity and Capital Resources

During the three months ended September 30, 2021, we invested an aggregate $175 million in new investments, prior financing commitments and real estate development. Investments included $107 million in net lease (including $53 million in shares of SAFE common stock), loan, and strategic investments, $60 million in the repurchase of our common stock and $8 million of capital expenditures on legacy assets. These amounts are inclusive of fundings from our consolidated investments and our pro rata share from equity method investments.

The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows, by segment ($ in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Operating Properties	$560	$2,037
Net Lease	5,275	9,624
Total capital expenditures on real estate assets	$5,835	$11,661

Land and Development	$15,603	$33,488
Total capital expenditures on land and development assets	$15,603	$33,488

As of September 30, 2021, we had unrestricted cash of $299 million and $340 million of borrowing capacity available under the Revolving Credit Facility. The COVID-19 pandemic adversely affected our strategies of monetizing legacy assets and materially scaling SAFE’s portfolio in 2020 and the first quarter of 2021. These conditions improved in the second quarter and third quarter of 2021 and we expect them to continue to improve as more normalized activity resumes. Our primary cash uses over the next 12 months are expected to be funding of investments, capital expenditures, distributions to shareholders through dividends and share repurchases and funding ongoing business operations. The amount we actually invest will depend on the full impact of the COVID-19 pandemic on our business and the pace of the economic recovery.

Our $287.5 million aggregate principal amount of convertible notes mature in September 2022, and we must repay them in a combination of cash and shares of our common stock. We also had approximately $118.4 million of maximum unfunded commitments associated with our investments as of September 30, 2021, of which we expect to fund the majority over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see “Unfunded Commitments” below). We also have approximately $166.2 million principal amount of scheduled real estate finance asset maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers.

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

The Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires us to maintain collateral coverage of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under both the Senior Term Loan and the Revolving Credit Facility we are permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and we remain in compliance with our financial covenants after giving effect to the dividend. We declared common stock dividends of $26.3 million, or $0.36 per share, for the nine months ended September 30, 2021.

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

As of September 30, 2021, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other
	Lending		Other
	Investments	Real Estate	Investments	Total
Performance-Based Commitments	$7,860	$29,716	$71,319	$108,895
Strategic Investments	—	1,900	7,592	9,492
Total	$7,860	$31,616	$78,911	$118,387

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the nine months ended September 30, 2021, we repurchased 4.2 million shares of our outstanding common stock for $91.9 million, for an average cost of $21.70 per share. During the nine months ended September 30, 2020, we repurchased 3.7 million shares of our outstanding common stock for $41.4 million, for an average cost of $11.32 per share. We are generally authorized to repurchase up to $50.0 million in shares of our common stock. As of September 30, 2021, we had remaining authorization to repurchase up to $30.9 million of common stock under our stock repurchase program.

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

For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements and our 2020 Annual Report.

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

The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.08% as of September 30, 2021. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$187
Base Interest Rate	—
+10 Basis Points	(234)
+50 Basis Points	(1,159)
+100 Basis Points	(2,237)
(1)	As of September 30, 2021, we have an overall net variable-rate liability position. In addition, as of September 30, 2021, $162.6 million of our floating rate loans have a weighted average interest rate floor of 1.9%.

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

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in our 2020 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth the information with respect to purchases made by us or on our behalf of our common stock during the three months ended September 30, 2021.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of a	of Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under the
	Shares Purchased	Paid per Share	Plan	Plans(1)
July 1 to July 31	730,194	$23.28	730,194	$33,000,255
August 1 to August 31	915,591	$25.50	915,591	$27,648,268
September 1 to September 30	744,981	$25.66	744,981	$30,885,618
(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. In September 2021, our board of directors authorized an increase to the stock repurchase program to $50.0 million.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
4.1	Thirty-Sixth Supplemental Indenture, dated as of October 29, 2021, governing the 4.75% Senior Notes due 2024.
4.2	Thirty-Seventh Supplemental Indenture, dated as of October 29, 2021, governing the 4.25% Senior Notes due 2025.
4.3	Thirty-Eighth Supplemental Indenture, dated as of October 29, 2021, governing the 5.50% Senior Notes due 2026.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 is formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows (unaudited) for nine months ended September 30, 2021 and 2020 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant

Date:	November 2, 2021	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	November 2, 2021	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer
(principal financial officer)