Form 10-K
period 2021-12-31
ISTAR INC.
filed 2022-02-25
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company

⌧	◻	◻	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

As of June 30, 2021 the aggregate market value of iStar Inc. common stock, $0.001 par value per share, held by non-affiliates (1) of the registrant was approximately $1.4 billion, based upon the closing price of $20.73 on the New York Stock Exchange composite tape on such date.

As of February 22, 2022, there were 69,020,750 shares of common stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant’s directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   Business

Explanatory Note for Purposes of the "Safe Harbor Provisions" of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.’s current business plan, portfolio management, Ground Lease strategy, prospects of SAFE, pending closing of the Net Lease Sale (refer to “Pending Net Lease Sale” below) and iStar's business strategy and prospects thereafter. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that iStar Inc. believes might cause such differences are discussed in the section entitled, "Risk Factors" in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

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

The Company’s primary sources of revenues in 2021 were rent and reimbursements that tenants pay to lease the Company’s properties, interest that borrowers pay on loans, land development revenue from lot and parcel sales, proceeds from asset sales and income from management fees and equity investments.

As of December 31, 2021, based on our gross book value, including the carrying value of our equity method investments exclusive of accumulated depreciation, our total investment portfolio has the following characteristics:

Property/Collateral	Net	Real Estate	Operating	Land &			% of
Types	Lease	Finance	Properties	Development	Corporate	Total	Total
Ground Leases	$1,305,384	$—	$—	$—	$—	$1,305,384	28.9%
Entertainment / Leisure	1,024,538	—	16,302	—	—	1,040,840	23.1%
Office	852,471	52,163	—	—	—	904,634	20.0%
Industrial / Lab	450,440	—	—	—	—	450,440	10.0%
Land and Development	—	11,909	—	233,959	—	245,868	5.4%
Hotel	—	109,295	82,881	—	—	192,176	4.3%
Multifamily	—	107,383	48,095	—	—	155,478	3.4%
Retail	—	62,120	31,594	8,340	—	102,054	2.3%
Condominium	—	14,939	301	56,418	—	71,658	1.6%
Other Property Types	—	28,090	—	—	17,908	45,998	1.0%
Total	$3,632,833	$385,899	$179,173	$298,717	$17,908	$4,514,530	100.0%
Percentage of Total	80%	9%	4%	7%	<1%	100%

Net Lease: As of December 31, 2021, the net lease portfolio includes the Company’s traditional net lease investments and its Ground Lease investments made through Safehold Inc. ("SAFE"), a publicly traded REIT focused exclusively on Ground Leases that we launched in 2017 and manage pursuant to a management agreement, both of which we believe offer stable long-term cash flows. We own our traditional net lease properties directly and through ventures that we manage. As of December 31, 2021, we owned approximately 64.6% of SAFE’s outstanding common stock.

Pending Net Lease Sale—In July 2021, the Company announced that it intended to explore market interest for possible sales of certain of its assets from its net lease business segment. In the fourth quarter 2021, the Company formally marketed the net lease portfolio for sale and, after receiving multiple bids, selected a bid from a potential buyer and commenced the due diligence process. In February 2022, the Company, through certain subsidiaries of and entities managed by the Company, entered into a definitive purchase and sale agreement to sell a portfolio of net lease properties owned and managed by such subsidiaries and entities to a third party for an aggregate gross purchase price of approximately $3.07 billion, subject to final purchase price adjustments. We refer to this pending transaction as the "Net Lease Sale" in this report. The Net Lease Sale is consistent with the Company’s stated corporate strategy which is to grow its Ground Lease and Ground Lease adjacent businesses and simplify its portfolio through sales of other assets.

The portfolio being sold consists of office, entertainment and industrial properties located in the United States comprising approximately 18.3 million square feet. It includes assets wholly-owned by the Company and assets owned by two joint ventures managed by the Company and in which it owns 51.9% interests. As of December 31, 2021, the portfolio was encumbered by an aggregate of $720 million of mortgage indebtedness, including indebtedness of equity method investments, which will be repaid with proceeds from the sale. After repayment of the mortgage indebtedness and prepayment penalties, a corporate term loan secured by certain of the assets, payments to terminate derivative contracts, payments to joint venture partners, and payments of promotes, transaction expenses and amounts due under employee incentive plans, the Company currently expects to retain net cash proceeds of approximately $1.1 billion from the transaction. In addition, as part of the transaction, the buyer intends to sell three of the properties to SAFE for $122.0 million and enter into three Ground Leases with SAFE. Closing of the Net Lease Sale is subject to customary closing conditions. The Company expects the transaction to close in the first quarter 2022; however, there can be no assurance that the transaction will occur in the expected timeframe or at all. Two net lease properties and the Company’s net lease assets associated with its Ground Lease businesses were not included in the sale.

The Company’s net lease assets and liabilities included in the Net Lease Sale and the Company’s other two net lease assets are classified as “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of December 31, 2021 and 2020. For the years ended December 31, 2021, 2020 and 2019, the operations of such assets are classified in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

Real Estate Finance: The real estate finance portfolio is comprised of leasehold loans (including leasehold loans to SAFE’s tenants), preferred equity investments and senior and subordinated loans to business entities and may be either secured or unsecured. The Company’s loan portfolio includes whole loans and loan participations. The Company’s real estate loans may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers.

Operating Properties: The operating properties portfolio is comprised of commercial and residential properties, which represent a pool of assets across a broad range of geographies and property types. The Company generally seeks to reposition or redevelop its transitional properties with the objective of maximizing their value through the infusion of capital and/or concentrated asset management efforts. The commercial properties within this portfolio include retail, hotel and other property types. The residential properties within this portfolio are generally luxury condominium projects where the Company’s strategy is to sell individual condominium units through retail distribution channels.

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

We have been actively seeking to transition our portfolio to be primarily focused on Ground Lease and Ground Lease adjacent investments, held directly and through our investment in SAFE. In furtherance of this objective, we have entered into a definitive agreement for the Net Lease Sale and we have significantly reduced the level of our "legacy assets," which refer primarily to properties that we took back from defaulting borrowers in the financial crisis. As we sell these assets, we expect to use the net proceeds primarily to make additional investments in our Ground Lease business, to repay indebtedness and for general corporate purposes.

Financing Strategy

We use leverage to enhance our return on assets. Our principal financing sources are unsecured bonds issued in capital markets transactions, our revolving credit facility, our term loan and individual mortgage loans. We have no corporate debt maturities through September 2022.

Going forward, the Company will seek to raise capital through a variety of means, which may include unsecured and secured debt financing, debt refinancings, asset sales (including the Net Lease Sale), issuances of equity, engaging in joint venture transactions and other third party capital arrangements. A more detailed discussion of the Company’s current liquidity and capital resources is provided in Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Hedging Strategy

The Company finances its business with a combination of fixed-rate and variable-rate debt and its asset base consists of fixed-rate and variable-rate investments. Its variable-rate assets and liabilities are intended to be matched against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company’s variable-rate debt obligations differ from its variable-rate lending assets, the Company may utilize derivative instruments to limit the impact of changing interest rates on its net income. The Company may also use derivative instruments to limit its exposure to changes in currency rates in respect of certain investments denominated in foreign currencies. The derivative instruments the Company uses are typically in the form of interest rate swaps, interest rate caps and foreign exchange contracts.

Investment Restrictions or Limitations

The Company does not have any prescribed allocation among investments or product lines. Instead, the Company focuses on corporate and real estate credit underwriting to develop an analysis of the risk/reward trade-offs in determining the pricing and advisability of each particular transaction.

The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Company engages primarily in the non-investment company businesses of investing in, financing and developing real estate and real estate-related projects, generally through subsidiaries and affiliated companies, including SAFE. Subject to applicable limitations resulting from the Company’s intentions to continue to qualify as a REIT and remain exempt from registration as an investment company, the Company may make additional investments in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities.

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

In the judgment of management, the Company’s compliance with existing statutes and regulations, including environmental regulations, is not currently expected to have a material effect on the Company’s capital expenditures, earnings and competitive position. It is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future capital expenditures, earnings or competitive position of the Company.

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

Code of Conduct

The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company’s Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company’s website at www.istar.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2021, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.

Employees and Human Capital Resources

Central to our business strategy is attracting, developing and retaining a talented, diverse and engaged workforce to drive our success. As of February 22, 2022, the Company had 144 employees. The Company believes it has good relationships with its employees. Substantially all of our employees are full time employees and they are not represented by any collective bargaining agreements.

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

In 2021, the COVID-19 pandemic continued to impact our human capital management. Some of our employees worked remotely, and we instituted safety protocols and procedures to enable certain employees to work on site as necessary. All employees returning to the office received personal protective equipment and safe-return kits stocked with thermometers, wipes, face shields and more. We also created guidebooks with return-to-work protocols for each office. We instigated a weekly rapid COVID-19 testing program for employees returning to the office. PCR testing was also made available and was required under certain circumstances.

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

We support the charitable endeavors of our employees with a program that matches the contributions made by them within limits that vary by position. We have engaged with, and made significant investments in, some of the communities where we do business in an effort to enhance the communities’ economic prospects and quality of life. For example, in connection with some of our development projects, we designed plans and obtained community approval to turn underutilized vacant land into a 6,000-square-foot community park. The park includes two active lawn areas, 17 new trees and 280 native shrubs, as well as ornamental beach grasses and indigenous flowers.

Additional Information

We maintain a website at www.istar.com. The information on our website is not incorporated by reference in this report, and our web address is included only as an inactive textual reference. In addition to this Annual Report on Form 10-K, the Company files quarterly and special reports, proxy statements and other information with the SEC. Through the Company’s corporate website, www.istar.com, the Company makes available free of charge its annual proxy statement, annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system via electronic means, including on the SEC’s homepage, which can be found at www.sec.gov.

Item 1A.   Risk Factors

In addition to the other information in this report, you should consider carefully the following risk factors in evaluating an investment in the Company’s securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, ability to service our indebtedness, ability to pay distributions and the market price of the Company’s common stock. The risks set forth below speak only as of the date of this report and the Company disclaims any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Risks Related to Our Business

Our future success will depend on our ability to execute our corporate strategy, which is subject to risks.

After completion of the Net Lease Sale, the Company's portfolio will be primarily comprised of Ground Lease assets and legacy assets. The Company intends to continue its stated corporate strategy of seeking to monetize legacy assets and using the net proceeds to make additional investments in Ground Lease and Ground Lease adjacent assets (directly and through SAFE), repay indebtedness and for general corporate purposes. Our strategy is subject to a number of risks, including the following:

●	our success will be highly correlated with the success of SAFE; adverse business developments at SAFE would likely result in a decline in the prices of the SAFE common stock that we own and our common stock and/or cause SAFE to reduce its distributions to shareholders, including us;
●	our future operating revenues, earnings and cashflow will be sourced primarily from sales of legacy assets, management fees paid by SAFE, dividends paid by SAFE and income from legacy and Ground Lease adjacent investments, which are generally less predictable in timing and amount than contractual rents. SAFE’s ability to access capital in 2022 and beyond will be subject to a number of factors, many of which are outside of its control, such as general economic conditions, changes in interest rates and conditions prevailing in the credit and real estate markets. There can be no assurance that SAFE will have access to liquidity when needed. As a result, we may have to incur indebtedness, sell assets or take other steps to generate cash to pay operating expenses or satisfy indebtedness when due, and our reported results and common stock price may be less predictable and more volatile;
●	the growth rate of SAFE's portfolio may not meet our expectations because, among other reasons, mortgage financing remains a relatively low-cost alternative for tenants; potential tenants may prefer to own both the land and the improvements on their properties; negative publicity about non-Safehold Ground Leases may discourage potential tenants; the availability and terms of tenant leasehold financing may be adversely affected by increases in interest rates; and new ventures are seeking to compete with SAFE;
●	as of December 31, 2021, we owned approximately 64.6% of SAFE's outstanding common stock; the relatively low public float in SAFE common stock may contribute to volatility in SAFE's stock price and make it difficult for us to sell SAFE shares if we were ever to decide to do so;
●	there are potential conflicts of interests in our relationship with SAFE, as discussed further below under "There are various potential conflicts of interest in our relationship with SAFE, including our executive officers and/or directors who are also officers and/or directors of SAFE, which could result in decisions that are not in the best interests of our shareholders;"
●	we have waived or elected not to seek reimbursement in full for certain expenses that we have incurred on SAFE’s behalf while it is in its growth stage, and will likely continue to do so while we foster SAFE’s growth;
●	if we terminate our management agreement with SAFE for convenience, we will be prohibited from competing with SAFE for one year after such termination;

●	SAFE's board of directors is comprised of a majority of independent directors who may take actions with which we disagree, and our voting power in SAFE is limited to 41.9% as a result of which SAFE's shareholders may take actions with which we disagree; and
●	we are exposed to asset concentrations in SAFE’s portfolio; for the year ended December 31, 2021, 14.4% of SAFE’s total revenues came from hotel properties, which have been adversely affected by the COVID-19 pandemic.

In connection with the anticipated closing of the Net Lease Sale, our board of directors expects to evaluate ways to continue to execute the Company's corporate strategy, including considering transactions having the objectives of realizing value from our SAFE ownership interest and management contract, simplifying the management structures of the Company and SAFE, addressing our remaining legacy assets and satisfying our outstanding liabilities, among other objectives. The structure, terms, completion and timing of any potential transactions with SAFE and/or third parties would be dependent on many factors, many of which would be outside our control. As such, we cannot predict if or when we would complete any potential transaction or that a potential transaction would otherwise be successful in achieving its desired results. Additionally, any potential transaction would require significant attention from our executive officers and other personnel and, if completed, could have a material effect on our results of operations, financial condition, liquidity, corporate credit ratings, ability to qualify as a REIT and the prices of our outstanding securities.

SAFE is a public company that separately files public reports with the Securities and Exchange Commission ("SEC"). In its filings with the SEC, SAFE provides disclosure as to its business, including disclosure regarding its views as to the drivers of its financial performance and the risks it faces. SAFE’s SEC filings also include certifications and disclosure regarding internal controls over financial reporting and disclosure controls.

There are various potential conflicts of interest in our relationship with SAFE, which could result in decisions that are not in the best interest of our shareholders.

Potential conflicts of interest in our relationship with SAFE include, without limitation: conflicts arising from the enforcement of agreements between us and SAFE; conflicts in the amount of time that our officers and employees will spend on SAFE’s affairs vs. our other affairs; conflicts in determining whether to seek reimbursement from SAFE of certain expenses we incur on its behalf; conflicts in transactions that we pursue with SAFE; conflicts between the interests of our shareholders and members of our management who hold SAFE common stock and other equity interests in SAFE such as grants of interests in a subsidiary of SAFE’s operating partnership (called Caret units) that will entitle them to participate in distributions arising from certain sales and financings of SAFE’s Ground Leases; and conflicts in allocating investments to, and managing an investment fund (see Ground Lease Plus Fund below) in which we have invested, and SAFE may invest, as discussed further below. Transactions between iStar and SAFE are subject to certain approvals of our independent directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party.

Two directors of iStar serve on SAFE’s board of directors, including Jay Sugarman, who is the chief executive officer of SAFE and our chief executive officer. Our directors and executive officers have duties to our company under applicable Maryland law, and our executive officers and our directors who are also directors or officers of SAFE have duties to SAFE under applicable Maryland law. Those duties may come in conflict from time to time. We also have duties as the manager of SAFE which may come in conflict with our duties to our shareholders from time to time.

We formed an investment fund with a third party (the “Ground Lease Plus Fund”), in which SAFE may invest, which targets the origination and acquisition of pre-development phase Ground Leases which do not fit SAFE’s investment criteria. We own a 53% interest in the Ground Lease Plus Fund and manage it. We may face conflicts of interest in fulfilling our duties to our shareholders, to the fund as its general partner and manager and to SAFE as its manager. We are responsible for identifying and appropriately allocating investments between the fund and SAFE. In addition, iStar would be involved in establishing the price and the conditions of any future potential purchases of assets by SAFE from the fund. If we fail to deal appropriately with these and other conflicts, our business could be adversely affected.

Transactions between iStar and SAFE have been and will be negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

We have entered into a number of agreements and transactions with SAFE since its formation in 2017, including investments in SAFE common stock, a stockholder's agreement, registration rights agreements, asset bifurcation transactions, forward sale transactions and other investment transactions, and we intend to continue to enter into transactions with SAFE in the future. Transactions between iStar and SAFE have been and will be negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under agreements with SAFE because of our desire to maintain our ongoing relationship with SAFE. Refer to Note 8 to the consolidated financial statements for a discussion of related party transactions between SAFE and us in 2021.

Our stockholder's agreement with SAFE limits our voting power in SAFE and contains standstill restrictions.

Although we own approximately 64.6% of the outstanding common stock of SAFE as of December 31, 2021, we are party to a shareholder’s agreement with SAFE that generally limits the discretionary voting power of our shares to 41.9% and requires that we vote shares in excess of that amount in proportion to the votes of SAFE’s other shareholders on matters presented for approval. As a result of such limitations, actions may be approved by SAFE’s board and shareholders with which we do not agree. The stockholder's agreement also subjects us to certain standstill provisions that restricts our ability to acquire additional shares of SAFE common stock in excess of an ownership limit approved by SAFE's independent directors, participate in certain proxy solicitations, solicit or publicly offer to effect certain extraordinary corporate transactions and take other specified actions, in each case without the prior written consent of SAFE's independent directors.  As a result of such restrictions, we may be restricted from pursuing transactions with which SAFE's independent directors do not agree.

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

The ownership and operation of commercial properties will expose us to risks, including, without limitation:

●	adverse changes in international, regional or local economic and demographic conditions;
●	tenant vacancies and market pressures to offer tenant incentives to sign or renew leases;
●	adverse changes in the financial position or liquidity of tenants;
●	the inability to collect rent from tenants;
●	tenant bankruptcies;
●	higher costs resulting from capital expenditures and property operating expenses;
●	civil disturbances, hurricanes and other natural disasters, or terrorist acts or acts of war, which may result in uninsured or underinsured losses;
●	liabilities under environmental laws;
●	risks of loss from casualty or condemnation;
●	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws; and
●	the other risks described under "We are subject to additional risks associated with owning and developing property."

Upon taking ownership of a commercial property, we may be required to contribute ownership of the land to a taxable REIT subsidiary ("TRS"), which would subsequently seek to sell the land to SAFE and lease or sell a leasehold interest in such commercial property to a third party. Any gain from the sale of land would be subject to corporate income tax.

We and SAFE face competition.

The commercial real estate industry is highly competitive, and the Ground Lease business has attracted new competitors as SAFE's success has become more widely known. Our competitors include finance companies, other REITs, commercial banks and thrift institutions, investment banks and hedge funds, among others. SAFE’s competitors include those same entities, as well as private individuals and pension funds. These competitors may seek to compete aggressively with us or SAFE on a number of factors including transaction pricing, terms and structure. We and SAFE may have difficulty competing to the extent we are unwilling to match the competitors’ deal terms in order to maintain our or SAFE’s profit margins and/or credit standards. To the extent that we match competitors’ pricing, terms or structure, we or SAFE may experience decreased interest margins and/or increased risk of credit losses, which could have a material adverse effect on our or SAFE’s financial performance, liquidity and the market price of our common stock.

Our business and the growth of SAFE were adversely affected by the COVID-19 pandemic and could be adversely affected in the future COVID-19 by the outbreak of future COVID-19 variants or other highly infectious or contagious diseases.

Future outbreaks of COVID-19 variants or another pandemic could adversely affect us and SAFE due to, among other factors:

●	the impact of mandated or voluntary closures, reduced economic activity, supply chain constraints and other effects on customers' ability to meet their obligations to us and SAFE;
●	the adverse impact of the pandemic on the entertainment/leisure and hotel sectors, which represent approximately 23.1% and 4.3%, respectively, of the gross book value of our investments as of December 31, 2021;
●	the adverse impact on SAFE’s hotel Ground Leases, which accounted for approximately 14.4% of SAFE’s total revenues in 2021, excluding percentage rent. SAFE experienced a material decline in percentage rent from its hotel Ground Leases in 2021, and we expect SAFE to receive a similarly reduced amount of percentage rent in 2022;
●	a decline in real estate transaction activity and constrained credit conditions which could adversely affect our ability to monetize legacy assets and scale SAFE’s portfolio as its Manager;
●	the negative impact on our earnings from increased allowances against potential future losses and impairment charges and placing certain assets on accrual status;
●	deteriorations in our financial condition, if they were to cause us to be unable to satisfy financial covenants in our debt obligations, which could trigger a default and acceleration of outstanding borrowings;
●	the negative impacts on our operations if the health of a significant number of our employees were to be impacted by the pandemic; and
●	difficulty accessing debt and equity capital on attractive terms, or at all, to fund business operations or address maturing liabilities.

Significant increases in interest rates could have an adverse effect on our and SAFE's operating results.

SAFE's and our operating results depend in part on the difference between the income earned on our respective assets and the interest expense incurred in connection with our respective interest bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets will affect the spread between our and SAFE's income earning assets and interest bearing liabilities, subject to the impact of interest rate floors and caps, as well as the amounts of floating rate assets and liabilities that we or SAFE may have. Any significant compression of the spreads between income earning assets and interest bearing liabilities could have a material adverse effect on us and SAFE. While interest rates remain low by historical standards, rates are generally expected to rise in 2022 and future years, although there is no certainty as to the amount by which they may rise. In the event of a significant rising interest rate environment, rates could exceed the interest rate floors that exist on floating rate debt that we or SAFE may have and create a mismatch between our or SAFE's assets and any floating rate debt that could have a significant adverse effect on our and SAFE's operating results. An increase in interest rates could also, among other things, reduce the value of our and SAFE's net lease and Ground Lease assets that generate fixed amounts of income or that provide for contractual increases that are lower than increases in interest rates, and our or SAFE's ability to realize gains from the sale of such assets. In addition, to the extent that market participants believe that increasing interest rates will adversely affect SAFE, the value of our investment in SAFE and our own stock price maybe adversely affected. Rising interest rates also tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets, including our residential development projects. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

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

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a borrower’s ability to refinance our loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer additional loss which may adversely impact our financial performance.

Joint venture and other investments we hold or may make in the future may not provide us with full control.

We also hold investments in two net lease joint ventures (that will be wound up in the Net Lease Sale), the Ground Lease Plus Fund, a loan fund (refer to Note 8 to the consolidated financial statements) and certain funds and limited partnerships managed by third parties. These and other investments we may make in the future present risks that we may have differing objectives than our partners or the managers, board of directors, shareholders or other members in such investments, that we may become involved in disputes with them and that we may compete with such entities. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

We are subject to additional risks associated with owning and developing real estate.

As of December 31, 2021, we own approximately $286.8 million of land and development assets and $92.5 million of operating properties, based on net carrying values. These assets expose us to additional risks, including, without limitation:

●	We must incur costs to carry these assets and in some cases make repairs to defects in construction, make improvements to, or complete the assets, which requires additional liquidity and results in additional expenses that could exceed our original estimates and impact our operating results.
●	Real estate projects are not liquid and, to the extent we need to raise liquidity through asset sales, we may be limited in our ability to sell these assets in a short-time frame.
●	Uncertainty associated with economic conditions, rezoning, obtaining governmental permits and approvals, concerns of community associations, reliance on third party contractors, increasing commodity costs and threatened or pending litigation may materially delay our completion of rehabilitation and development activities and materially increase their cost to us.
●	The values of our real estate investments are subject to a number of factors outside of our control, including changes in the general economic climate, changes in interest rates and the availability of attractive financing, over-building or decreasing demand in the markets where we own assets, and changes in law and governmental regulations.

The residential market has previously experienced significant downturns that could recur and adversely affect us.

As of December 31, 2021, we owned land and residential condominiums with a net carrying value of $287.1 million. The housing market in the United States has previously been affected by weakness in the economy, high unemployment levels and low consumer confidence. It is possible another downturn could occur again in the near future and adversely impact our portfolio, and accordingly our financial performance. In addition, rising interest rates tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets including our residential development projects.

If the Net Lease Sale fails to close, we will continue to be subject to the risks of the net lease business.

Leasing properties on a long-term net lease basis exposes us to risks, including:

●	If a tenant’s credit deteriorates, the tenant may default on its obligations under our lease and may also become bankrupt.
●	We may experience delays and incur substantial costs in enforcing our rights as landlord.
●	If a tenant files for bankruptcy, we may not be able to evict the tenant and a court may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate.
●	Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating corporate tenants.
●	Lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions in order to obtain replacement tenants.

There are risks associated with the Net Lease Sale.

There are risks associated with the Net Lease Sale, including:

●	We have incurred and expect to continue to incur significant expenses related to the Net Lease Sale, even if the sale is not consummated.

●	Failure to consummate the Net Lease Sale, or any material delay in closing, could significantly impact the growth and strategic initiatives of our business.
●	As a result of the Net Lease Sale, current and prospective employees could experience uncertainty about their future roles within the company. This uncertainty may adversely affect our ability to retain our key employees, who may seek other employment opportunities.
●	If the Net Lease Sale is terminated and our board of directors determines to seek another sale of the Net Lease assets, we may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided in the Net Lease Sale.

We are subject to certain risks associated with investing in real estate, including potential liabilities under environmental laws and risks of loss from weather conditions, man-made or natural disasters, climate change and terrorism.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. While a secured lender is not likely to be subject to these forms of environmental liability, when we foreclose on real property, we become an owner and are subject to the risks of environmental liability. Additionally, our net lease assets and SAFE’s Ground Leases generally require the tenants to undertake the obligation for environmental compliance and indemnify us and SAFE from liability with respect thereto. There can be no assurance that the tenants will have sufficient resources to satisfy their obligations to us.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2021, approximately 18.0% of the carrying value of our assets was located in the western United States, geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against. Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. The foregoing risks also apply generally to SAFE’s properties and the buildings thereon owned by SAFE’s tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our or SAFE’s financial performance, liquidity and the market price of our or SAFE’s common stock. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

Our ability to retain and attract key personnel is critical to our success.

Our success depends on our ability to retain our senior management and the other key members of our management team and recruit additional qualified personnel. We rely in part on equity compensation to retain and incentivize our personnel. In addition, if members of our management join competitors or form competing companies, the competition could have a material adverse effect on our business or SAFE’s business. Efforts to retain or attract professionals may result in additional compensation expense, which could affect our financial performance.

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

Sufficient liquidity is critical to our ability to grow and to meet our scheduled debt payments, make additional investments in SAFE, pay distributions and satisfy funding commitments to borrowers. We have relied on proceeds from the issuance of unsecured debt, secured borrowings, repayments from our loan assets and proceeds from asset sales to fund our operations and other activities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. Our ability to access capital in 2022 and beyond will be subject to a number of factors, many of which are outside of our control, such as general economic conditions, changes in interest rates and conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations. Failure to meet funding commitments could cause us to be in default of our financing commitments to borrowers. Any of the foregoing could have a material adverse effect on our business, liquidity and the market price of our common stock.

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

As of December 31, 2021, approximately 22.7% of the total principal amount of our outstanding debt, excluding outstanding debt included in “Liabilities associated with real estate held for sale and classified as discontinued operations,” was floating rate debt. In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In March 2021, ICE Benchmark Administration, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after such dates.  Regulators, industry groups and certain committees, such as the Alternative Reference Rates Committee (ARRC) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate (SOFR) as the recommended alternative to U.S. Dollar LIBOR, and proposed implementations of the recommended alternatives in floating rate financial instruments. It is currently unknown the extent to which these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. We are unable to predict the timing or effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States, the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us on our overall financial condition or results of operations.

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

As discussed further in the notes to our consolidated financial statements, we record our real estate and land and development assets at cost less accumulated depreciation and amortization. If we hold a property for use or investment, we will only review it for impairment in value if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, based on management’s determination that the aggregate future cash flows to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Management’s estimates of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. The carrying values of our real estate and land and development assets are not indicative of the prices at which we would be able to sell the properties, if we had to do so before the end of their intended holding period. If we changed our investment intent and decided to sell a property that was being held for investment, including in distressed circumstances as a means of raising liquidity, there can be no assurance that we would not realize losses on such sales, which losses could have a material adverse effect on our business, financial results, liquidity and the market price of our common stock. We intend to accelerate the monetization of assets in our legacy portfolio. We continue to hold other legacy assets for investment, and there can be no assurance that we will not recognize impairment on such assets, or non-legacy assets in the future.

Our allowances for loan losses and net investment in leases may prove inadequate, which could have a material adverse effect on our financial results.

We maintain allowances for our loan and net investment in lease portfolios to offset potential future losses. Our loss allowances reflect management’s then-current estimation of the probability and severity of losses within our portfolio. In addition, our determination of asset-specific allowances relies on material estimates regarding the fair value of loan collateral. Estimation of ultimate losses, provision expenses and loss allowances is a complex and subjective process. As such, there can be no assurance that management’s judgment will prove to be correct and that allowances will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, tenants, industries in which our borrowers or tenants operate or markets in which our borrowers/tenants or their properties are located. In particular, during the previous financial crisis, the weak economy and disruption of the credit markets adversely impacted the ability and willingness of many of our borrowers to service their debt and refinance our loans to them at maturity. If our allowances for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance, liquidity and the market price of our common stock.

Declines in the market values of our equity investments that are not publicly traded may adversely affect periodic reported results.

Certain of our equity investments other than SAFE, are in funds or companies that are not publicly traded and their fair value may not be readily determinable. As of December 31, 2021, the aggregate carrying value of such investments represented 2.7% of our assets. We may periodically estimate the fair value of these investments, based upon available information and management’s judgment. Because such valuations are inherently uncertain, they may fluctuate over short periods of time. In addition, our determinations regarding the fair value of these investments may be materially higher than the values that we ultimately realize upon their disposal, which could result in losses that have a material adverse effect on our financial performance, the market price of our common stock and our ability to pay dividends.

Risks Relating to our Organization and Structure

We may change certain of our policies without shareholder approval.

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

Certain provisions of Maryland law and our organizational documents could inhibit changes in control of our company that might involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest, including, among others, the following:

●	Pursuant to the Maryland General Corporation Law, or the MGCL, our board of directors has by resolution exempted business combinations between us and any other person from the business combination provisions of the MGCL, and our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future.
●	Our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock.
●	Our board of directors, without shareholder approval, has the power under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, our board of directors could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest.

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

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for some litigation, which could limit the ability of shareholders to obtain a favorable judicial forum for disputes with our company.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of any duty owed by us or by any director or officer or other employee to us or to our shareholders; (c) any action asserting a claim against us or any director or officer or other employee arising pursuant to any provision of the Maryland General Corporation Law or our charter or bylaws; or (d) any action asserting a claim against us or any director or officer or other employee that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division. This forum selection provision may limit the ability of shareholders of our company to obtain a judicial forum that they find favorable for disputes with our company or our directors, officers, employees, if any, or other shareholders.

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

No more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRS. This requirement limits the extent to which we can conduct activities through TRS or expand the activities that we conduct through TRS. The values of some of our assets, including assets that we hold through TRSs may not be subject to precise determination, and values are subject to change in the future. In addition, we hold certain mortgage and mezzanine loans within one or more of our TRS that are secured by real property. We treat these loans as qualifying assets for purposes of the REIT asset tests to the extent that such mortgage loans are secured by real property and such mezzanine loans are secured by an interest in a limited liability company that holds real property. We received from the IRS a private letter ruling which holds that we may exclude such loans from the limitation that securities from TRS must constitute no more than 20% of our total assets. We are entitled to rely upon this private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. To the extent that any loan is recharacterized as equity, it would increase the amount of non-real estate securities that we have in our TRS and could adversely affect our ability to meet the limitation described above. If we were not able to exclude such loans to our TRS from the limitation described above, our ability to meet the REIT asset tests and other REIT requirements could be adversely affected. Accordingly, there can be no assurance that we have met or will be able to continue to comply with the TRS limitation.

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

The U.S. federal income tax laws and regulations governing REITs and their shareholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our shareholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock.

Shareholders are urged to consult with their tax advisors regarding any legislative, regulatory or administrative developments on an investment in the Company’s common stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company’s principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. The Company’s principal regional offices are located in the Atlanta, Georgia and Los Angeles, California metropolitan areas. See Item 8—"Financial Statements and Supplemental Data—Schedule III" for a detailed listing of properties held by the Company for investment purposes.

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

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Equity and Related Stock Matters

The Company’s common stock trades on the New York Stock Exchange ("NYSE") under the symbol "STAR." The Company had 1,415 holders of record of common stock as of February 22, 2022. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.

Issuer Purchases of Equity Securities

The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2021.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of a	of Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under the
	Shares Purchased	Paid per Share	Plan	Plans(1)
October 1 to October 31	556,125	$24.99	556,125	$16,989,579
November 1 to November 30	451,438	$24.37	451,438	$5,989,871
December 1 to December 31	230,679	$24.44	230,679	$351,662
(1)	We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. In February 2022, our board of directors authorized an increase to the stock repurchase program to $50.0 million.

Disclosure of Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plans Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)(2)	884,081	N/A	2,971,962
(1)	Restricted Stock—The amount shown in column (a) includes 754,145 unvested restricted stock units which may vest in the future based on the employees’ continued service to the Company (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of the Company’s restricted stock grants). All of the unvested restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amount shown in column (a) also includes 129,936 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to the Company as directors. Common stock equivalents represent rights to receive shares of common stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock units or other performance awards that could be granted under compensation plans approved by the Company’s security holders after giving effect to previously issued awards of stock options, shares of restricted stock units and other performance awards (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of the Company’s Long-Term Incentive Plans).
(2)	The amount shown in column (a) does not include a currently indeterminable number of shares that may be issued upon the satisfaction of performance and vesting conditions of awards made under the Company’s Performance Incentive Plan ("iPIP") approved by shareholders. In no event may the number of shares issued exceed the amount available in column (c) unless shareholders authorize additional shares (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of iPIP.)

Item 6.   RESERVED

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

Executive Overview

Corporate Strategy. In 2021, we continued to execute our stated corporate strategy which is to grow our Ground Lease and Ground Lease adjacent businesses and simplify our portfolio through sales of other assets. In July 2021, we announced that we intended to explore market interest for possible sales of our net lease assets. In the fourth quarter 2021, we formally marketed the net lease portfolio for sale and, after receiving multiple bids, selected a bid from a potential buyer and commenced the due diligence process. In February 2022, we, through certain subsidiaries of ours and entities managed by us, entered into a definitive agreement for the Net Lease Sale at an aggregate gross purchase price of approximately $3.07 billion, subject to final purchase price adjustments.

The portfolio being sold consists of office, entertainment and industrial properties located in the United States comprising approximately 18.3 million square feet. It includes assets wholly-owned by us and assets owned by two joint ventures managed by us and in which we own 51.9% interests. As of December 31, 2021, the portfolio was encumbered by an aggregate of $720 million of mortgage indebtedness, including indebtedness of equity method investments, which will be repaid with proceeds from the sale. After repayment of the mortgage indebtedness and prepayment penalties, a corporate term loan secured by certain of the assets, payments to terminate derivative contracts, payments to joint venture partners, and payments of promotes, transaction expenses and amounts due under employee incentive plans, we currently expect to retain net cash proceeds of approximately $1.1 billion from the transaction. Closing of the Net Lease Sale is subject to customary closing conditions. We expect the transaction to close in the first quarter 2022; however, there can be no assurance that the transaction will occur in the expected timeframe or at all. Two net lease properties and our net lease assets associated with our Ground Lease businesses were not included in the sale.

COVID-19 and Other Factors. The COVID-19 pandemic adversely affected our strategies of monetizing legacy assets and materially scaling SAFE’s portfolio in 2020 and the first quarter of 2021, primarily because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions. These conditions improved in the second quarter of 2021 and continued through the end of the year, and we expect them to continue to improve as more normalized activity resumes. At this time, however, we cannot predict with certainty the full extent of the impacts of the COVID-19 pandemic on our or SAFE’s business. In addition, other macroeconomic factors such as interest rates, inflation and the market reaction and response of government policy to inflation may impact our or SAFE’s business. See the Risk Factors section of this report for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic and other factors.

Portfolio Overview

Our portfolio is well diversified by business, property type and geography. As of December 31, 2021, based on our gross book value, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):(1)

Property/Collateral	Net	Real Estate	Operating	Land &			% of
Types	Lease	Finance	Properties	Development	Corporate	Total	Total
Ground Leases	$1,305,384	$—	$—	$—	$—	$1,305,384	28.9%
Entertainment / Leisure	1,024,538	—	16,302	—	—	1,040,840	23.1%
Office	852,471	52,163	—	—	—	904,634	20.0%
Industrial / Lab	450,440	—	—	—	—	450,440	10.0%
Land and Development	—	11,909	—	233,959	—	245,868	5.4%
Hotel	—	109,295	82,881	—	—	192,176	4.3%
Multifamily	—	107,383	48,095	—	—	155,478	3.4%
Retail	—	62,120	31,594	8,340	—	102,054	2.3%
Condominium	—	14,939	301	56,418	—	71,658	1.6%
Other Property Types	—	28,090	—	—	17,908	45,998	1.0%
Total	$3,632,833	$385,899	$179,173	$298,717	$17,908	$4,514,530	100.0%
Percentage of Total	80%	9%	4%	7%	<1%	100%

	Net	Real Estate	Operating	Land &			% of
Geographic Region	Lease	Finance	Properties	Development	Corporate	Total	Total
Northeast	$983,586	$100,233	$93,669	$182,622	$—	$1,360,110	30.1%
West	613,648	144,647	43,131	11,847	—	813,273	18.0%
Mid-Atlantic	598,545	—	6,324	102,539	—	707,408	15.7%
Southeast	480,649	29,861	5,514	1,709	—	517,733	11.5%
Southwest	510,658	—	—	—	—	510,658	11.3%
Central	435,931	14,320	30,535	—	—	480,786	10.6%
Various	9,816	96,838	—	—	17,908	124,562	2.8%
Total	$3,632,833	$385,899	$179,173	$298,717	$17,908	$4,514,530	100.0%
(1)	For net lease, operating properties and land and development, gross book value is defined as the basis assigned to real estate and net investment in leases, net of any impairments taken after acquisition date and net of basis reductions associated with unit/parcel sales, plus our basis in equity method investments, plus lease related intangibles, capitalized leasing costs and excluding accumulated depreciation and amortization, and for equity method investments, excluding the effect of our share of accumulated depreciation and amortization. For real estate finance, gross book value is defined as principal funded including any deferred capitalized interest receivable, plus protective advances, exit fee receivables and any unamortized origination/modification costs, plus our basis in equity method investments less purchase discounts and specific allowances. This amount is not reduced for Expected Loss (refer to Note 3 to the consolidated financial statements) allowances. Real estate finance includes our $49 million pro rata share of loans held within an equity method investment.

Net Lease

Our net lease business seeks to create stable cash flows through long-term net leases primarily to single tenants on our properties. We target mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combine our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. Leases typically provide for expenses at the facility to be paid by the tenant on a triple net lease basis. Under a typical net lease agreement, the tenant agrees to pay a base monthly operating lease payment and most or all of the facility operating expenses (including taxes, utilities, maintenance and insurance). When we acquire a net lease asset, we generally intend to hold it for long-term investment. However, in light of our strategy to focus on Ground Lease investments, we have entered into a definitive agreement for the Net Lease Sale and expect to use the anticipated proceeds from such sale to repay indebtedness, invest in Ground Lease and Ground Lease adjacent assets, directly and through SAFE, and for general corporate purposes.

The net lease segment includes our Ground Lease investments made primarily through SAFE and our traditional net lease investments.

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE’s Ground Leases typically benefit from built-in growth derived from contractual base rent increases and the opportunity to realize value from SAFE’s right to regain possession of the buildings and other improvements on its land upon expiration or earlier termination of the lease at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of December 31, 2021, we owned approximately 64.6% of SAFE’s common stock outstanding, subject to voting limitations described below.

We account for our investment in SAFE as an equity method investment (refer to Note 8 to the consolidated financial statements). We act as SAFE’s external manager pursuant to a management agreement. The management agreement generally provides for a base management fee that ranges from a minimum of 1.0% to a maximum of 1.5% as SAFE’s Total Equity (as defined in the agreement) increases. The management fee is payable in cash or in shares of SAFE common stock at SAFE’s election (as determined by SAFE’s independent directors). The initial term of the management agreement ends on June 30, 2023 during which the agreement is non-terminable, except for certain cause events. After the initial term, the agreement will be automatically renewed for additional one year terms, subject to certain rights of SAFE’s independent directors to terminate the agreement based on the manager’s materially detrimental long-term performance or, beginning with the seventh annual renewal term after the initial term, unfair management fees that the manager declines to renegotiate. SAFE will be obligated to pay the manager a termination fee equal to three times the annual management fee paid in respect of the last completed fiscal year prior to the termination.

We are party to an exclusivity agreement with SAFE pursuant to which we agreed, subject to certain exceptions, that we will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless we have first offered that opportunity to SAFE and a majority of its independent directors has declined the opportunity. We are also party to a shareholders agreement with SAFE that:

●	limits our discretionary voting power to 41.9% of the outstanding voting power of SAFE’s Common Stock until our aggregate ownership of SAFE common stock is less than 41.9%;
●	subjects us to certain standstill provisions; and
●	provides us certain preemptive rights.

The complete management agreement, exclusivity agreement and shareholder’s agreement between SAFE and us, as amended, are incorporated by reference as exhibits to this Annual Report on Form 10-K.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets and gave a right of first refusal to the venture on all new net lease investments that met specified investment criteria. We obtained control over the Net Lease Venture when the investment period expired on June 30, 2018 and consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment. The Net Lease Venture is part of the Net Lease Sale (refer to Note 3 to the consolidated financial statements – Net Lease Sale and Discontinued Operations).

Net Lease Venture II—In July 2018, we entered into Net Lease Venture II with similar investment strategies as the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by us. Net Lease Venture II’s investment period ends on June 30, 2022. We have an equity interest in the venture of approximately 51.9%, which is accounted for as an equity method investment, and are responsible for managing the venture in exchange for a management fee and incentive fee. The Net Lease Venture II is part of the Net Lease Sale (refer to Note 3 to the consolidated financial statements – Net Lease Sale and Discontinued Operations).

As of December 31, 2021, our consolidated net lease portfolio totaled $2.3 billion. Our net lease portfolio, including the carrying value of our equity method investments in SAFE and Net Lease Venture II, gross of accumulated depreciation, totaled $3.6 billion. The table below provides certain statistics for our net lease portfolio.

			Total
	Wholly-	Net Lease	Consolidated	Net Lease
	Owned	Venture	Real Estate(1)	Venture II	SAFE
Ownership %	100.0%	51.9%	—	51.9%	64.6%
Gross book value (millions)(2)	$1,388	$911	$2,299	$286	$4,599

% Leased	98.9%	100.0%	99.3%	100.0%	100.0%
Square footage (thousands)	9,620	5,755	15,375	3,220	N/A
Weighted average lease term (years)(3)	19.4	15.9	18.0	10.6	90.5
Weighted average yield(4)	7.4%	8.0%	7.7%	9.3%	4.7%
(1)	We own 51.9% of the Net Lease Venture which is consolidated in our GAAP financial statements (refer to Note 4 to the consolidated financial statements).
(2)	Consolidated Real Estate includes amounts recorded as net investment in leases (refer to Note 3 and Note 5 to the consolidated financial statements) and financing receivables in loans and other lending investments (refer to Note 3 and Note 7 to the consolidated financial statements). SAFE includes its pro rata share of its unconsolidated equity method investments.
(3)	Weighted average lease term is calculated using GAAP rent and the initial maturity and does not include extension options. SAFE includes its pro rata share of its unconsolidated equity method investments.
(4)	Yield for SAFE is calculated over the trailing twelve months and excludes dilution gains (refer to Note 8 to the consolidated financial statements) and management fees earned by us.

Portfolio Activity— In July 2021, we announced that we intended to explore market interest for possible sales of certain of our net lease assets. In the fourth quarter 2021, we formally marketed the net lease portfolio for sale and, after receiving multiple bids, selected a bid from a potential buyer and commenced the due diligence process.  In February 2022, we entered into a purchase and sale agreement to sell the majority of our net lease properties owned directly and through ventures. We currently expect the transaction to close in the first quarter of 2022. Our net lease assets associated with our Ground Lease businesses were not included in the sale. The sale is consistent with our stated corporate strategy which is to grow our Ground Lease and Ground Lease adjacent businesses and simplify our portfolio through sales of other assets.

During the year ended December 31, 2021, we invested an aggregate $135.2 million (including management fees to us that were paid in shares) in shares of SAFE common stock.

Summary of Lease Expirations—As of December 31, 2021, future lease expirations on our net lease assets (refer to Note 3 to the consolidated financial statements – Disposition of Net Lease assets and Discontinued Operations), excluding our equity method investments, are as follows ($ in thousands):

		Annualized In-Place	% of Annualized
		Operating	In-Place
		Lease Income and	Operating
	Number of	Interest Income	Lease Income and		Square Feet of
	Leases	from	Interest Income from	% of Total	Leases Expiring
Year of Lease Expiration	Expiring	Sales-type Leases	Sales-type Leases	Revenue(1)	(in thousands)
2022	1	$7,204	3.8%	1.7%	484
2023	1	617	0.3%	0.1%	29
2024	2	5,746	3.1%	1.4%	235
2025	1	7,383	3.9%	1.8%	410
2026	4	5,016	2.7%	1.2%	342
2027	1	622	0.3%	0.1%	153
2028	3	1,948	1.0%	0.5%	189
2029	—	—	—%	—%	—
2030	1	2,212	1.2%	0.5%	591
2031	2	6,798	3.6%	1.6%	438
2032 and thereafter	21	150,241	80.0%	36.2%	12,504
Total	37	$187,787	100.0%	45.1%	15,375
Weighted average remaining lease term (in years)(2)	18.0
(1)	Reflects the percentage of annualized operating lease income and interest income from sales-type leases for leases in-place as a percentage of annualized total revenue.
(2)	Represents the initial maturity and does not include extension options.

Real Estate Finance

Our real estate finance business targets sophisticated and innovative owner/operators of real estate and real estate related projects by providing one-stop capabilities that encompass financing alternatives ranging from full envelope senior loans to mezzanine and preferred equity capital positions. Our real estate finance portfolio consists of leasehold loans to Ground Lease tenants, including tenants of SAFE, senior mortgage loans that are secured by commercial and residential real estate assets where we are the first lien holder, subordinated mortgage loans that are secured by second lien or junior interests in commercial and residential real estate assets and corporate/partnership loans, which represent mezzanine or subordinated loans to entities for which we do not have a lien on the underlying asset, but may have a pledge of underlying equity ownership of such assets. Our real estate finance portfolio includes Ground Leases, loans on stabilized and transitional properties and ground-up construction projects. In addition, we also own loans through equity method investments and have preferred equity investments and debt securities classified as other lending investments.

Our real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2021		2020
	Total	% of Total	Total	% of Total
Performing loans:
Senior mortgages	$139,968	36.1%	$432,350	61.9%
Corporate/partnership loans	618	0.2%	85,667	12.3%
Subordinate mortgages	12,457	3.2%	11,640	1.7%
Subtotal	153,043	39.5%	529,657	75.9%
Non-performing loans:
Senior mortgages	59,640	15.5%	53,305	7.6%
Subtotal	59,640	15.5%	53,305	7.6%
Total carrying value of loans	212,683	55.0%	582,962	83.5%
Other lending investments	124,930	32.4%	115,989	16.6%
Total carrying value of loans and other lending investments	337,613	87.4%	698,951	100.1%
Our share of loans held through equity method investments	48,862	12.7%	—	—%
Specific Allowance	(576)	(0.1)%	(743)	(0.1)%
Total gross carrying value of real estate finance portfolio	$385,899	100.0%	$698,208	100.0%

Portfolio Activity—During the year ended December 31, 2021, the Company invested $80.6 million (including capitalized deferred interest) in its real estate finance portfolio and received repayments and proceeds from sales of $420.6 million (including the receipt of previously capitalized deferred interest).

Summary of Interest Rate Characteristics—Our loans receivable and other lending investments, excluding loans held through equity method investments, had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2021			2020
			Weighted			Weighted
			Average			Average
	Carrying	%	Accrual	Carrying	%	Accrual
	Value	of Total	Rate	Value	of Total	Rate
Fixed-rate loans and other lending investments	$140,443	41.6%	7.2%	$193,294	32.1%	6.8%
Variable-rate loans(1)	137,530	40.7%	5.1%	452,352	64.7%	5.6%
Non-performing loans	59,640	17.7%	N/A	53,305	7.6%	N/A
Total carrying value	337,613	100.0%		698,951	100.0%
Allowance for loan losses	(4,769)			(12,020)
Total loans receivable and other lending investments, net	$332,844			$686,931
(1)	As of December 31, 2021 and 2020, includes $136.9 million and $288.3 million, respectively, of loans with a weighted average LIBOR floor of 2.1% and 1.7%, respectively.

Summary of Maturities—As of December 31, 2021, our loans receivable and other lending investments had the following maturities ($ in thousands):

	Number of
	Loans	Carrying
Year of Maturity	Maturing	Value	% of Total
2022	6	$137,530	40.7%
2023	—	—	—%
2024	1	3,056	0.9%
2025	—	—	—%
2026	—	—	—%
2027 and thereafter	1	12,457	3.7%
Total performing loans and other securities(1)	8	$153,043	45.3%
Other lending investments	2	124,930	37.0%
Non-performing loans	1	59,640	17.7%
Total carrying value	11	$337,613	100.0%
Allowance for loan losses		(4,769)
Total loans receivable and other lending investments, net		$332,844
(1)	Year of maturity for our performing loans and other securities represents the initial maturity and does not include any extension options. As of December 31, 2021, our performing loans and other securities had a weighted average remaining term, exclusive of any borrower extension options, of 4.9 years.

The tables below summarize our loan portfolio, excluding securities and other lending investments and loans held through equity method investments, and the allowances for loan losses associated with our loan portfolio ($ in thousands):

	December 31, 2021
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans	8	$153,043	$(1,888)	$151,155	45.4%	1.2%
Non-performing loans	1	59,640	(576)	59,064	17.7%	1.0%
Other lending investments	2	124,930	(2,305)	122,625	36.8%	1.8%
Total	11	$337,613	$(4,769)	$332,844	100.0%	1.4%

	December 31, 2020
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans	16	$529,657	$(8,184)	$521,473	71.2%	1.5%
Non-performing loans	1	53,305	(743)	52,562	7.2%	1.4%
Other lending investments	2	115,989	(3,093)	112,896	21.6%	2.7%
Total	19	$698,951	$(12,020)	$686,931	100.0%	1.7%

Performing Loans-The table below summarizes our performing loans, excluding loans held through equity method investments, gross of allowances ($in thousands):

	December 31, 2021	December 31, 2020
Senior mortgages	$139,968	$432,350
Corporate/Partnership loans	618	85,667
Subordinate mortgages	12,457	11,640
Total	$153,043	$529,657

Weighted average LTV	60%	57%
Yield - year to date	7.8%	7.7%

Non-Performing Loans—We designate loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2021 and 2020, we had one non-performing loan which had a carrying value of $59.1 million and $52.6 million, respectively. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $4.8 million as of December 31, 2021, or 1.4% of total loans and other lending investments, compared to $12.0 million, or 1.7%, as of December 31, 2020. We expect that our level of Expected Losses (refer to Note 3 to the consolidated financial statements) will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and Expected Losses requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans and other lending investments.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan’s collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2021 and 2020, asset-specific allowances were $0.6 million and $0.7 million, respectively

We estimate the formula-based component based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market. In addition, we use third-party market data that includes forecasted economic trends, including unemployment rates.

The Expected Loss (refer to Note 3 to the consolidated financial statements) general allowance decreased to $4.2 million, or 1.5% of performing loans and other lending investments, as of December 31, 2021, compared to $11.3 million, or 1.7% of performing loans and other lending investments, as of December 31, 2020. The decrease was due primarily to the repayment of loans during the year ended December 31, 2021 and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including industrial, hotel, multifamily, retail, condominium and entertainment/leisure properties. As of December 31, 2021, the gross book value of our operating property portfolio, including the carrying value of our equity method investments gross of accumulated depreciation, totaled $179.2 million.

Portfolio Activity—During the year ended December 31, 2021, we sold a legacy commercial operating property with a carrying value of $96.8 million and recognized gains of $25.6 million and sold residential operating properties and recognized gains of $0.7 million in “Income from sales of real estate” in our consolidated statements of operations.

Land and Development

As of December 31, 2021, the Company’s land and development portfolio, including equity method investments, includes master planned communities, infill land parcels and waterfront land parcels located throughout the United States. The Company’s land and development portfolio included the following, based on net carrying values ($ in thousands):

	As of December 31,
	2021	2020
Land and development, net	$286,810	$430,663
Other investments	1,096	31,200
Total	$287,906	$461,863

Portfolio Activity—During the year ended December 31, 2021, we sold land parcels and residential lots and units and recognized $189.1 million in "Land development revenue" and $172.0 million in "Land development cost of sales" in our consolidated statement of operations.

The following table presents a land and development portfolio rollforward for the year ended December 31, 2021.

	Land and Development Portfolio Rollforward
	(in millions)
	Asbury Ocean
	Club and
	Asbury Park	Magnolia	All	Total
	Waterfront	Green	Others	Segment
Beginning balance(1)	$201.1	$101.3	$128.3	$430.7
Asset sales(2)	(66.0)	(24.0)	(74.8)	(164.8)
Capital expenditures	2.7	21.3	—	24.0
Other	—	(2.8)	(0.3)	(3.1)
Ending balance(1)	$137.8	$95.8	$53.2	$286.8
(1)	As of December 31, 2021 and 2020, Total Segment excludes $1.1 million and $31.2 million, respectively, of equity method investments.
(2)	Represents gross book value of the assets sold, rather than proceeds received.

The following is a description of some of our major land and development projects that we are holding for further development. There can be no assurance that we will not change our current strategy for any of the projects described below:

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

Magnolia Green

Magnolia Green is a 3,500 unit multi-generational master planned community just outside of Richmond, Virginia with distinct phases designed for people in different life stages, from first home buyers to empty nesters. Built on nearly 1,900 acres, Magnolia Green is a community with home designs from the area’s top builders. The community’s amenity package features an 18-hole Jack Nicklaus designed golf course and a full-service golf clubhouse, aquatic center and a tennis facility.

Results of Operations for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

	For the Year Ended December 31,
	2021	2020	$ Change

	(in thousands)
Operating lease income	$16,824	$24,276	$(7,452)
Interest income	31,229	56,676	(25,447)
Interest income from sales-type leases	1,215	—	1,215
Other income	70,259	78,445	(8,186)
Land development revenue	189,103	164,702	24,401
Total revenue	308,630	324,099	(15,469)
Interest expense	115,400	126,828	(11,428)
Real estate expense	45,994	46,083	(89)
Land development cost of sales	171,961	177,727	(5,766)
Depreciation and amortization	7,072	7,327	(255)
General and administrative	131,703	100,879	30,824
(Recovery of) provision for loan losses	(8,085)	8,866	(16,951)
Impairment of assets	678	5,791	(5,113)
Other expense	8,114	569	7,545
Total costs and expenses	472,837	474,070	(1,233)
Income from sales of real estate	26,319	6,318	20,001
Loss on early extinguishment of debt, net	—	(12,038)	12,038
Earnings from equity method investments	154,344	39,472	114,872
Income tax benefit (expense)	118	(89)	207
Net income from discontinued operations	121,452	85,455	35,997
Net income (loss)	$138,026	$(30,853)	$168,879

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $16.8 million in 2021 from $24.3 million in 2020. The following table summarizes our operating lease income by segment ($ in millions).

	Year Ended December 31,
	2021	2020	Change
Net Lease(1)	$—	$2.7	$(2.7)
Operating Properties(2)	16.4	21.2	(4.8)
Land and Development	0.4	0.4	—
Total	$16.8	$24.3	$(7.5)
(1)	Refer to Note 3 to the consolidated financial statements - Net Lease Sale and Discontinued Operations. Operating lease income shown above is from net lease assets that were not included in discontinued operations.
(2)	Change primarily due to asset sales and a lease termination, partially offset by an increase in rent at certain of our properties.

Interest income decreased to $31.2 million in 2021 from $56.7 million in 2020. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments, which decreased to $377 million for the year ended December 31, 2021 from $706 million in 2020. The weighted average yield on our performing loans and other lending investments was 7.8% and 7.7% for the years ended December 31, 2021 and 2020, respectively.

Interest income from sales-type leases was $1.2 million for the year ended December 31, 2021 and resulted from the acquisition of a Ground Lease that was classified as a sales-type lease (refer to Note 5 to the consolidated financial statements).

Other income decreased to $70.3 million in 2021 from $78.4 million in 2020. Other income in 2021 consisted primarily of mark-to-market gains on an equity investment, income from our hotel properties, management fees from SAFE, lease termination fees and other ancillary income from our land and development projects and loan portfolio. Other income in 2020 consisted primarily of mark-to-market gains on an equity investment, management fees from SAFE, income resulting from the reimbursement of  attorneys’ fees in connection with the successful resolution of litigation, income from our hotel properties, other ancillary income from our operating properties, land and development projects and loan portfolio and interest income on our cash.

Land development revenue and cost of sales— In 2021, we sold residential lots and units and recognized land development revenue of $189.1 million which had associated cost of sales of $172.0 million. In 2020, we sold residential lots and units and recognized land development revenue of $164.7 million which had associated cost of sales of $177.7 million. The increase in 2021 was primarily due to the sale of three land properties.

Costs and expenses—Interest expense decreased to $115.4 million in 2021 from $126.8 million in 2020. The balance of our average outstanding debt was $2.59 billion for 2021 and $2.65 billion for 2020. Our weighted average cost of debt was 4.4% for 2021 and 4.8% for 2020.

Real estate expense increased to $46.0 million in 2021 from $46.1 million in 2020. The following table summarizes our real estate expenses by segment ($ in millions).

	Year Ended December 31,
	2021	2020	Change
Operating Properties(1)	$27.0	$22.9	$4.1
Land and Development(2)	18.6	23.0	(4.4)
Net Lease(3)	0.4	0.2	0.2
Total	$46.0	$46.1	$(0.1)
(1)	Change primarily due to an increase in expenses at certain of our hotel operating properties that have increased operations from the prior year.
(2)	Change primarily due to cost decreases at various properties due to unit sales and asset sales.
(3)	Refer to Note 3 to the consolidated financial statements - Net Lease Sale and Discontinued Operations. Net lease expense shown above is from net lease assets that were not included in discontinued operations.

Depreciation and amortization was $7.1 million in 2021 and $7.3 million in 2020 and relates primarily to our operating properties portfolio.

General and administrative expense includes payroll and related costs, performance-based compensation, public company costs and occupancy costs. General and administrative expense increased to $131.7 million in 2021 from $100.9 million in 2020. The increase in 2021 was due primarily to a $34.8 million increase in performance-based compensation, which was partially offset by a $3.3 million decrease in payroll and related costs from 2020. Our primary forms of performance-based compensation are our iPIP Plans and our annual bonus pool (refer to Note 15 to the consolidated financial statements for more information on the iPIP Plans). In addition, illustrative examples of our iPIP Plans may be found in our 2021 definitive proxy statement which is publicly available on the SEC’s website.

The recovery of loan losses was $8.1 million in 2021 as compared to a provision for loan losses of $8.9 million in 2020. The recovery of loan losses for the year ended December 31, 2021 resulted from the reversal of Expected Loss (refer to Note 3 to the consolidated financial statements) allowances on loans that repaid in full during the year ended December 31, 2021 and from an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. The provision for loan losses for the year ended December 31, 2020 included a $4.2 million provision resulting primarily from the sale of a non-performing loan and an increase of $4.7 million in the general allowance.

During the year ended December 31, 2021, we recorded an aggregate impairment of $0.7 million in connection with the sale of residential condominiums. During the year ended December 31, 2020, we recorded aggregate impairments of $5.8 million on a real estate asset held for sale and land and development assets.

Other expense increased to $8.1 million in 2021 from $0.6 million in 2020. The increase in 2021 was due primarily to $6.1 million of fees from debt transactions.

Income from sales of real estate—Income from sales of real estate increased to $26.3 million in 2021 from $6.3 million in 2020. During the year ended December 31, 2021, we recorded $26.3 million of income from sales of real estate from the sale of an operating property and residential condominiums. During the year ended December 31, 2020, we recorded $6.1 million of income from sales of real estate from the sale of a Ground Lease to SAFE (refer to Note 8 to the consolidated financial statements) and $0.2 million from the sale of an operating property.

Loss on early extinguishment of debt, net—In 2020, we incurred a loss on early extinguishment of debt of $12.0 million from the repayment of senior notes prior to maturity.

Earnings from equity method investments—Earnings from equity method investments increased to $154.3 million in 2021 from $39.5 million in 2020. In 2021, we recognized $108.4 million of income from our equity method investment in SAFE (which included a dilution gain of $60.7 million – refer to Note 8 to the consolidated financial statements) and $45.9 million of net aggregate income from our remaining equity method investments, which included $18.6 million of income and gains from one equity method investment and $17.3 million from another of our equity method investments resulting from our share of income from land sales at the venture. In 2020, we recognized $53.5 million of income from our equity method investment in SAFE (which included $14.4 million of dilution gains – refer to Note 8 to the consolidated financial statements), which was partially offset by $14.0 million of net aggregate losses from our remaining equity method investments.

Income tax expense—An income tax benefit of $0.1 million was recorded in 2021 and a $0.1 million income tax expense was recorded in 2020.

Net income from discontinued operations— In July 2021, we announced that we intended to explore market interest for possible sales of certain of our net lease assets from our net lease business segment. Our net lease assets were comprised of office, entertainment and industrial properties located in the United States. In February 2022, we entered into a purchase and sale agreement to sell the majority of our net lease properties owned directly and through ventures. We expect the transaction to close in the first quarter of 2022. Our net lease assets associated with our Ground Lease businesses were not included in the sale. Net income from discontinued operations represents the operating results from the net lease assets that are not associated with our Ground Lease businesses (refer to Note 3 to the consolidated financial statements - Net Lease Sale and Discontinued Operations).

Results of Operations for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

	For the Year Ended December 31,
	2020	2019	$ Change

	(in thousands)
Operating lease income	$24,276	$32,294	$(8,018)
Interest income	56,676	75,636	(18,960)
Other income	78,445	46,180	32,265
Land development revenue	164,702	119,595	45,107
Total revenue	324,099	273,705	50,394
Interest expense	126,828	141,699	(14,871)
Real estate expense	46,083	67,837	(21,754)
Land development cost of sales	177,727	109,663	68,064
Depreciation and amortization	7,327	7,176	151
General and administrative	100,879	98,609	2,270
Provision for loan losses	8,866	6,482	2,384
Impairment of assets	5,791	10,948	(5,157)
Other expense	569	13,120	(12,551)
Total costs and expenses	474,070	455,534	18,536
Income from sales of real estate	6,318	11,969	(5,651)
Loss on early extinguishment of debt, net	(12,038)	(27,724)	15,686
Earnings from equity method investments	39,472	42,378	(2,906)
Income tax expense	(89)	(369)	280
Net income from discontinued operations	85,455	489,900	(404,445)
Net income (loss)	$(30,853)	$334,325	$(365,178)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $24.3 million in 2020 from $32.3 million in 2019. The following table summarizes our operating lease income by segment ($ in millions).

	Year Ended December 31,
	2020	2019	Change
Operating Properties(1)	$21.2	$28.4	(7.2)
Net Lease(2)	2.7	3.6	(0.9)
Land and Development	0.4	0.3	0.1
Total	$24.3	$32.3	$(8.0)
(1)	Change primarily due to asset sales and decreased performance at certain of our operating properties due to the COVID-19 pandemic.
(2)	Refer to Note 3 to the consolidated financial statements - Net Lease Sale and Discontinued Operations. Operating lease income shown above is from net lease assets that were not included in discontinued operations.

Interest income decreased to $56.7 million in 2020 from $75.6 million in 2019. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments, which decreased to $706 million for the year ended December 31, 2020 from $857 million in 2019. The weighted average yield on our performing loans and other lending investments was 7.7% and 8.8% for the years ended December 31, 2020 and 2019, respectively.

Other income increased to $78.4 million in 2020 from $46.2 million in 2019. Other income in 2020 consisted primarily of mark-to-market gains on an equity investment, management fees from SAFE, income resulting from the reimbursement of attorneys’ fees in connection with the successful resolution of litigation, income from our hotel properties, other ancillary income from our operating properties, land and development projects and loan portfolio and interest income on our cash. Other income in 2019 consisted primarily of income from our hotel properties, management fees from SAFE, other ancillary income from our operating properties and land and development projects, and interest income earned on our cash balances. The increase in 2020 was primarily due to $23.9 million of mark-to-market gains on an equity investment (refer to Note 8 to the consolidated financial statements), $12.5 million of income resulting from the reimbursement of attorneys’ fees in connection with the successful resolution of litigation and an increase in management fees from SAFE, partially offset by a decrease in income from our hotel properties and other operating properties.

Land development revenue and cost of sales—In 2020, we sold residential lots and units and recognized land development revenue of $164.7 million which had associated cost of sales of $177.7 million. In 2019, we sold land parcels and residential lots and units and recognized land development revenue of $119.6 million which had associated cost of sales of $109.7 million. The increase in 2020 was due primarily to the sale of a 430-acre site in California for $36.0 million which had associated cost of sales of $35.4 million.

Costs and expenses— Interest expense decreased to $126.8 million in 2020 from $141.7 million in 2019. The balance of our average outstanding debt, inclusive of loan participations, was $2.65 billion for 2020 and $2.63 billion for 2019. Our weighted average cost of debt was 4.8% for 2020 and 5.6% for 2019.

Real estate expenses decreased to $46.1 million in 2020 from $67.8 million in 2019. The following table summarizes our real estate expenses by segment ($ in millions).

	Year Ended December 31,
	2020	2019	Change
Operating Properties(1)	$22.9	$35.3	$(12.4)
Land and Development(2)	23.0	32.3	(9.3)
Net Lease(3)	0.2	0.2	—
Total	$46.1	$67.8	$(21.7)
(1)	Change primarily due to asset sales and a decrease in expenses at certain of our hotel operating properties that have decreased operations from the prior year.
(2)	Change primarily due to asset sales.
(3)	Refer to Note 3 to the consolidated financial statements - Net Lease Sale and Discontinued Operations. Net lease expense shown above is from net lease assets that were not included in discontinued operations.

Depreciation and amortization was $7.3 million in 2020 and $7.2 million in 2019 and relates primarily to our operating properties portfolio.

General and administrative expense increased to $100.9 million in 2020 from $98.6 million in 2019. The increase in 2020 was due primarily to a $6.1 million increase in performance-based compensation, which was partially offset by a decrease in payroll and related costs, a decrease in travel and entertainment costs and a decrease in other office costs.

The provision for loan losses was $8.9 million in 2020 as compared to a provision for loan losses of $6.5 million in 2019. The provision for loan losses for the year ended December 31, 2020 included a $4.2 million provision resulting primarily from the sale of a non-performing loan and an increase of $4.7 million in the general allowance. The provision for loan losses in 2019 included a $12.5 million specific allowance resulting primarily from the deterioration of the collateral for one of our loans, partially offset by a $6.0 million decrease in the general allowance due to a decrease in the size of our loan portfolio.

In 2020, we recorded aggregate impairments of $5.8 million on a real estate asset held for sale and land and development assets. In 2019, we recorded an impairment of $3.3 million on a commercial operating property, an aggregate impairment of $5.3 million on two land and development assets based on sales proceeds, a $1.1 million impairment on a land and development asset due to a change in business strategy, $0.6 million of impairments in connection with the sale of residential condominium units and an impairment of $0.6 million on an equity investment.

Other expense decreased to $0.6 million in 2020 from $13.1 million in 2019. The decrease in 2020 was due primarily to losses associated with derivative contracts that were terminated in 2019.

Income from sales of real estate—Income from sales of real estate decreased to $6.3 million in 2020 from $12.0 million in 2019. During the year ended December 31, 2020, we recorded $6.1 million of income from sales of real estate from the sale of a Ground Lease to SAFE (refer to Note 8 to the consolidated financial statements) and $0.2 million from the sale of an operating property. During the year ended December 31, 2019, we recorded $12.0 million of income from sales of real estate, primarily from the sale of operating properties.

Loss on early extinguishment of debt, net—In 2020 and 2019, we incurred losses on early extinguishment of debt of $12.0 million and $27.7 million, respectively, primarily from the repayment of senior notes prior to maturity.

Earnings from equity method investments—Earnings from equity method investments increased to $39.5 million in 2020 from $42.4 million in 2019. In 2020, we recognized $53.5 million of income from our equity method investment in SAFE, inclusive of $14.4 million of dilution gains resulting from the dilution of our ownership in SAFE in connection with SAFE equity offerings in 2020, which was partially offset by $14.0 million of net aggregate losses from our remaining equity method investments. In 2019, we recognized $29.8 million of income from our equity method investment in SAFE, which included a dilution gain of $7.6 million, $19.3 million resulting primarily from the sale of assets in operating property ventures and $6.7 million of aggregate losses from our remaining equity method investments.

Income tax expense— An income tax expense of $0.1 million was recorded in 2020 and a $0.4 million income tax expense was recorded in 2019. The income tax expense for both periods consists primarily of state margins taxes and other minimum state franchise taxes.

Net income from discontinued operations— In July 2021, we announced that we intended to explore market interest for possible sales of certain of our net lease assets from our net lease business segment. Our net lease assets were comprised of office, entertainment and industrial properties located in the United States. In February 2022, we entered into a purchase and sale agreement to sell the majority of our net lease properties owned directly and through ventures. We expect the transaction to close in the first quarter of 2022. Our net lease assets associated with our Ground Lease businesses were not included in the sale. Net income from discontinued operations represents the operating results from the net lease assets that are not associated with our Ground Lease businesses (refer to Note 3 to the consolidated financial statements - Net Lease Sale and Discontinued Operations).

Adjusted Earnings

In 2019, we announced a new business strategy that would focus our management personnel and our investment resources primarily on scaling our Ground Lease platform. As part of this strategy, we accelerated the monetization of legacy assets, reducing our legacy portfolio to approximately 9% of our overall portfolio as of December 31, 2021, and deployed a substantial portion of the proceeds into additional investments in SAFE and new loan and net lease originations relating to the Ground Lease business. Adjusted earnings is a non-GAAP metric management uses to assess our execution of this strategy and the performance of our operations.

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

Adjusted Earnings should be examined in conjunction with net income (loss) as shown in our consolidated statements of operations. Adjusted Earnings should not be considered as an alternative to net income (loss) (determined in accordance with generally accepted accounting principles in the United States of America (“GAAP)), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Earnings indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Earnings is an additional measure we use to analyze our business performance because it excludes the effects of certain non-cash charges that we believe are not necessarily indicative of our operating performance. It should be noted that our manner of calculating Adjusted Earnings may differ from the calculations of similarly-titled measures by other companies.

	For the Year Ended December 31,
	2021	2020

	(in thousands)
Adjusted Earnings
Net income (loss) allocable to common shareholders	$108,985	$(65,937)
Add: Depreciation and amortization	66,629	63,882
Add: Stock-based compensation expense	69,261	39,354
Add: Non-cash portion of loss on early extinguishment of debt	—	3,470
Adjusted earnings allocable to common shareholders	$244,875	$40,769

Liquidity and Capital Resources

During the year ended December 31, 2021, we invested an aggregate $565 million in new investments, prior financing commitments, real estate development and share repurchases. Investments included $415 million in net lease (including $121 million in shares of SAFE common stock), loan, and strategic investments, $122 million in the repurchase of our common stock and $28 million of capital expenditures on legacy assets. These amounts are inclusive of fundings from our consolidated investments and our pro rata share from equity method investments.

The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows for the years ended December 31, 2021 and 2020, by segment ($ in thousands):

	For the Year Ended December 31,
	2021	2020
Operating Properties	$677	$2,233
Net Lease	6,085	13,565
Total capital expenditures on real estate assets	$6,762	$15,798

Land and Development	$23,929	$40,954
Total capital expenditures on land and development assets	$23,929	$40,954

As of December 31, 2021, we had unrestricted cash of $340 million and $350 million of borrowing capacity available under the Revolving Credit Facility. We expect our primary cash uses over the next 12 months to be funding of investments in the Ground Lease and Ground Lease adjacent businesses, repayment of debt obligations (refer to Note 11 to the consolidated financial statements), capital expenditures on legacy assets, distributions to shareholders through dividends and share repurchases and funding ongoing business operations, including operating lease payments (refer to Note 12 to the consolidated financial statements). The amount we actually invest will depend on the closing of asset sales, including the pending Net Lease Sale, the continuing impact of the COVID-19 pandemic, inflation, interest rate increases, market volatility and other macroeconomic factors on our business and the pace of the economic recovery. As of December 31, 2021, we also had approximately $92 million of maximum unfunded commitments associated with our investments of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see “Unfunded Commitments” below). We also have approximately $138 million principal amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers.

We expect that we will be able to meet our liquidity requirements over the next 12 months and for the reasonably foreseeable future. Our capital sources to meet such cash requirements are expected to include proceeds from the Net Lease Sale (refer to Note 3 to the consolidated financial statements), cash on hand, Revolving Credit Facility borrowings, income from our portfolio, loan repayments from borrowers and proceeds from other asset sales. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions, including conditions arising from the COVID-19 pandemic. While certain economic trends have improved since the onset of the COVID-19 pandemic, the uncertain duration of the COVID-19 pandemic and the macroeconomic factors referenced in the preceding paragraph and their effects, particularly its effects on the commercial real estate markets in which we operate, make it impossible for us to predict or to quantify the impact of these or other trends on our financial results. Furthermore, as more fully described in Item 1A. Risk Factors, our ability to incur more debt to create cash liquidity is dependent on our compliance with debt covenants in our unsecured notes and corporate debt facilities.

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the Years Ended December 31,
	2021	2020	Change

Cash flows provided by (used in) operating activities	$(20,327)	$21,886	$(42,213)
Cash flows provided by investing activities	514,016	31,179	482,837
Cash flows used in financing activities	(250,135)	(254,978)	4,843

The decrease in cash flows provided by operating activities during 2021 was due primarily to the origination of loans held for sale in 2021, which was partially offset by an increase in distributions from other investments in 2021. The increase in cash flows provided by investing activities during 2021 was due primarily to an increase in proceeds from the repayments of loans receivable, sales of loans receivable and real estate and an increase in distributions from other investments. The decrease in cash flows used in financing activities during 2021 was due primarily to a decrease in the repayment of debt obligations, which was partially offset by a decrease in borrowings from debt obligations and an increase in the repurchase of common stock.

Senior Term Loan— We have a $650.0 million senior term loan that bears interest at LIBOR plus 2.75% per annum and matures in June 2023 (the “Senior Term Loan”). The Senior Term Loan is secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permits substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. As of December 31, 2021, the outstanding balance on the Senior Term Loan was $491.9 million.

Revolving Credit Facility— We have a secured revolving credit facility with a maximum capacity of $350.0 million that matures in September 2022 (the “Revolving Credit Facility”). Outstanding borrowings under the Revolving Credit Facility are secured by pledges of the equity interests in our subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon our corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee ranging from 0.25% to 0.45% based on corporate credit ratings. At maturity, we may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of December 31, 2021, based on our borrowing base of assets, we had $278 million of borrowing capacity available under the Revolving Credit Facility without pledging any additional assets to the facility.

Unsecured Notes— As of December 31, 2021, the Company has senior unsecured notes outstanding with varying fixed-rates and maturities ranging from September 2022 to February 2026. The Company’s senior unsecured notes are interest only, are generally redeemable at the option of the Company and contain certain financial covenants (see below).

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

The Senior Term Loan and the Revolving Credit Facility contain certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Senior Term Loan requires us to maintain borrowing base asset value of at least 1.25x outstanding borrowings on the facility. The Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both collateral coverage of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under both the Senior Term Loan and the Revolving Credit Facility we are permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and we remain in compliance with our financial covenants after giving effect to the dividend.

Derivatives—Our use of derivative financial instruments, if necessary, has primarily been limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure and foreign exchange contracts to manage our risk to changes in foreign currencies. See Item 8—"Financial Statements and Supplemental Data—Note 13” for further details.

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

As of December 31, 2021, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other
	Lending		Other
	Investments	Real Estate	Investments	Total
Performance-Based Commitments	$6,980	$29,491	$43,431	$79,902
Strategic Investments	—	5,061	6,621	11,682
Total	$6,980	$34,552	$50,052	$91,584

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the year ended December 31, 2021, we repurchased 5.5 million shares of our outstanding common stock for $122.4 million, for an average cost of $22.38 per share. During the year ended December 31, 2020, we repurchased 4.2 million shares of our outstanding common stock for $48.4 million, for an average cost of $11.48 per share. During the year ended December 31, 2019, we repurchased 7.3 million shares of our outstanding common stock for $74.6 million, for an average cost of $10.16 per share. We generally maintain continuing authorization to repurchase up to $50.0 million in shares of our common stock. As of December 31, 2021, we had remaining authorization to repurchase up to $0.4 million of our common stock under our stock repurchase program. In February 2022, our board of directors authorized an increase to the stock repurchase program to $50.0 million.

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

During 2021, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:

Allowance for loan losses and losses on net investment in leases—We perform a quarterly comprehensive analysis of our loan and sales-type lease portfolios and assign risk ratings that incorporate management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower or tenant financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans and sales-type leases being risk rated, with ratings ranging from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.

We estimate our expected loss (“Expected Loss”) on our loans (including unfunded loan commitments), held-to-maturity debt securities and net investment in leases based on relevant information including historical realized loss rates, current market conditions and reasonable and supportable forecasts that affect the collectability of our investments. The estimate of our Expected Loss requires significant judgment and we analyze our loan portfolio based upon our different categories of financial assets, which includes: (i) loans and held-to-maturity debt securities; (ii) construction loans; and (iii) net investment in leases and financings that resulted from the acquisition of properties that did not qualify as a sale leaseback transaction and, as such, are accounted for as financing receivables (refer to Note 5 to the consolidated financial statements).

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

The (recovery of) provision for loan losses for the years ended December 31, 2021, 2020 and 2019 were $(8.1) million, $8.9 million and $6.5 million, respectively.

Impairment or disposal of long-lived assets— We periodically review real estate to be held for use and land and development assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The asset’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate and land and development assets are recorded in "Impairment of assets" in our consolidated statements of operations. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results.

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

During the year ended December 31, 2021, we recorded an impairment of $0.7 million in connection with the sale of residential condominiums. During the year ended December 31, 2020, we recorded an aggregate impairment of $5.8 million on a real estate asset held for sale and land and development assets. During the year ended December 31, 2019, we recorded aggregate impairments on real estate and land and development assets of $10.9 million.

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

The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates decrease by 10 basis points or increase by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.10% as of December 31, 2021. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$204
Base Interest Rate	—
+10 Basis Points	(204)
+50 Basis Points	(1,019)
+100 Basis Points	(2,038)
(1)	We have an overall net variable-rate liability position. In addition, as of December 31, 2021, $136.8 million of our floating rate loans have a cumulative weighted average LIBOR floor of 2.1%.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	44

Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	48
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	49
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019	50
Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019	51
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	52
Notes to Consolidated Financial Statements	54
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts and Reserves as of December 31, 2021 with reconciliations for the years ended December 31, 2021, 2020 and 2019	100
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2021 with reconciliations for the years ended December 31, 2021, 2020 and 2019	106
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2021 with reconciliations for the years ended December 31, 2021, 2020 and 2019	107

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of iStar Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iStar Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to assess the estimate applied by management to the Expected Loss to account for current and future economic conditions included the following, among others:

–	We tested the effectiveness of controls implemented by the Company in relation to the calculation of the Expected Loss, including the judgements involved in the determination of the macroeconomic factors applied to the historical loss rate.
–	With the assistance of a credit specialist, we evaluated the reasonableness of the methodology and significant assumptions used by management.
–	We evaluated management’s expected loss rate by performing a peer benchmarking analysis.
–	We tested the accuracy and completeness of quantitative data used by management to estimate the current and future economic conditions.
We tested the accuracy and completeness of quantitative data used by management to estimate the current and future economic conditions.
/s/ DELOITTE & TOUCHE LLP

New York, New York
February 24, 2022

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of iStar, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of iStar, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed, an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (“FASB”); Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, using the modified retrospective approach method.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 24, 2022

We have served as the Company’s auditor since 2018.

iStar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)(1)

	As of
	December 31,
	2021	2020
ASSETS
Real estate
Real estate, at cost	$113,510	$209,952
Less: accumulated depreciation	(21,360)	(17,574)
Real estate, net	92,150	192,378
Real estate available and held for sale	301	5,212
Total real estate	92,451	197,590
Real estate and other assets available and held for sale and classified as discontinued operations(2)	2,299,711	2,228,570
Net investment in leases	43,215	—
Land and development, net	286,810	430,663
Loans receivable and other lending investments, net ($4,769 and $12,020 of allowances as of December 31, 2021 and 2020, respectively)	332,844	686,931
Loans receivable held for sale	43,215	—
Other investments	1,297,281	1,097,562
Cash and cash equivalents	339,601	98,633
Accrued interest and operating lease income receivable, net	1,813	6,135
Deferred operating lease income receivable, net	3,159	2,905
Deferred expenses and other assets, net	100,434	112,819
Total assets	$4,840,534	$4,861,808
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$236,732	$194,961
Liabilities associated with real estate held for sale and classified as discontinued operations(2)	968,419	990,656
Liabilities associated with properties held for sale	3	27
Loan participations payable, net	—	42,501
Debt obligations, net	2,572,174	2,569,280
Total liabilities	3,777,328	3,797,425
Commitments and contingencies (refer to Note 12)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 68,870 and 73,967 shares issued and outstanding as of December 31, 2021 and 2020, respectively	69	74
Additional paid-in capital	3,100,015	3,240,535
Accumulated deficit	(2,227,213)	(2,316,972)
Accumulated other comprehensive loss	(21,587)	(52,680)
Total iStar Inc. shareholders' equity	851,296	870,969
Noncontrolling interests	211,910	193,414
Total equity	1,063,206	1,064,383
Total liabilities and equity	$4,840,534	$4,861,808
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”). Certain items have been reclassified to “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations” (refer to Note 3).
(2)	Refer to Note 3 – Net Lease Sale and Discontinued Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Operating lease income	$16,824	$24,276	$32,294
Interest income	31,229	56,676	75,636
Interest income from sales-type leases	1,215	—	—
Other income	70,259	78,445	46,180
Land development revenue	189,103	164,702	119,595
Total revenues	308,630	324,099	273,705
Costs and expenses:
Interest expense	115,400	126,828	141,699
Real estate expense	45,994	46,083	67,837
Land development cost of sales	171,961	177,727	109,663
Depreciation and amortization	7,072	7,327	7,176
General and administrative	131,703	100,879	98,609
(Recovery of) provision for loan losses	(8,085)	8,866	6,482
Impairment of assets	678	5,791	10,948
Other expense	8,114	569	13,120
Total costs and expenses	472,837	474,070	455,534
Income from sales of real estate	26,319	6,318	11,969
Loss from operations before earnings from equity method investments and other items	(137,888)	(143,653)	(169,860)
Loss on early extinguishment of debt, net	—	(12,038)	(27,724)
Earnings from equity method investments	154,344	39,472	42,378
Net income (loss) from continuing operations before income taxes	16,456	(116,219)	(155,206)
Income tax benefit (expense)	118	(89)	(369)
Net income (loss) from continuing operations	16,574	(116,308)	(155,575)
Net income from discontinued operations(1)	121,452	85,455	489,900
Net income (loss)	138,026	(30,853)	334,325
Net loss (income) from continuing operations attributable to noncontrolling interests	75	(337)	447
Net (income) from discontinued operations attributable to noncontrolling interests	(5,620)	(11,251)	(10,730)
Net income (loss) attributable to iStar Inc.	132,481	(42,441)	324,042
Preferred dividends	(23,496)	(23,496)	(32,495)
Net income (loss) allocable to common shareholders	$108,985	$(65,937)	$291,547
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$1.51	$(0.87)	$4.51
Net loss from continuing operations and allocable to common shareholders:
Basic and diluted	$(0.10)	$(1.85)	$(2.90)
Net income from discontinued operations and allocable to common shareholders:
Basic and diluted	$1.61	$0.98	$7.41
Weighted average number of common shares:
Basic and diluted	71,831	75,684	64,696
(1)	Refer to Note 3 – Net Lease Sale and Discontinued Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss)	$138,026	$(30,853)	$334,325
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges into earnings upon realization(1)	24,566	8,075	14,524
Unrealized gains (losses) on available-for-sale securities	(357)	1,838	2,280
Unrealized gains (losses) on cash flow hedges	13,386	(28,290)	(42,582)
Other comprehensive income (loss)	37,595	(18,377)	(25,778)
Comprehensive income (loss)	175,621	(49,230)	308,547
Comprehensive (income) attributable to noncontrolling interests(2)	(21,860)	(7,184)	(5,942)
Comprehensive income (loss) attributable to iStar Inc.	$153,761	$(56,414)	$302,605
(1)	Reclassified to “Net income from discontinued operations” in the Company’s consolidated statements of operations are $22,623 $6,974 and $2,667 for the years ended December 31, 2021, 2020 and 2019, respectively. Reclassified to “Earnings (losses) from equity method investments” in the Company’s consolidated statements of operations are $1,943, $1,101 and $184, respectively, for the years ended December 31, 2021, 2020 and 2019. Amount reclassified to “Other expense” in the Company’s consolidated statements of operations is $11,673 for the year ended December 31, 2019. The amount in 2019 resulted from hedged forecasted transactions becoming not probable to occur.
(2)	For the years ended December 31, 2021, 2020 and 2019, includes $16.3 million, $6.8 million and $6.4 million, respectively, of comprehensive income attributable to noncontrolling interests was from discontinued operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	iStar Inc. Shareholders' Equity
						Accumulated
		Preferred	Common	Additional	Retained	Other
	Preferred	Stock	Stock at	Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Stock(1)	Series J(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of December 31, 2018	$12	$4	$68	$3,352,225	$(2,472,061)	$(17,270)	$201,137	$1,064,115
Dividends declared—preferred	—	—	—	—	(32,495)	—	—	(32,495)
Dividends declared—common ($0.39 per share)	—	—	—	—	(25,324)	—	—	(25,324)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	1	7,317	—	—	2,864	10,182
Net income	—	—	—	—	324,042	—	10,283	334,325
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(21,437)	(4,341)	(25,778)
Repurchase of stock	—	—	(7)	(74,640)	—	—	—	(74,647)
Redemption of Series J Preferred Stock	—	(4)	16	(25)	—	—	—	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,592	2,592
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,997)	(14,997)
Balance as of December 31, 2019	$12	$—	$78	$3,284,877	$(2,205,838)	$(38,707)	$197,538	$1,237,960
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	—	(12,382)	—	—	(12,382)
Dividends declared—preferred	—	—	—	—	(23,496)	—	—	(23,496)
Dividends declared—common ($0.43 per share)	—	—	—	—	(32,815)	—	—	(32,815)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	1	4,060	—	—	3,363	7,424
Net income (loss)	—	—	—	—	(42,441)	—	11,588	(30,853)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(13,973)	(4,404)	(18,377)
Repurchase of stock	—	—	(5)	(48,402)	—	—	—	(48,407)
Contributions from noncontrolling interests	—	—	—	—	—	—	496	496
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,167)	(15,167)
Balance as of December 31, 2020	$12	$—	$74	$3,240,535	$(2,316,972)	$(52,680)	$193,414	$1,064,383
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	(25,869)	15,850	—	—	(10,019)
Dividends declared—preferred	—	—	—	—	(23,496)	—	—	(23,496)
Dividends declared—common ($0.485 per share)	—	—	—	—	(35,076)	—	—	(35,076)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	—	8,098	—	—	3,752	11,850
Net income (loss)	—	—	—	—	132,481	—	5,545	138,026
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	31,093	10,670	41,763
Repurchase of stock	—	—	(5)	(122,414)	—	—	—	(122,419)
Contributions from noncontrolling interests	—	—	—	—	—	—	12,027	12,027
Distributions to noncontrolling interests	—	—	—	(335)	—	—	(13,424)	(13,759)
Change to noncontrolling interest	—	—	—	—	—	—	(74)	(74)
Balance as of December 31, 2021	$12	$—	$69	$3,100,015	$(2,227,213)	$(21,587)	$211,910	$1,063,206
(1)	Refer to Note 14 for details on the Company’s Preferred Stock.
(2)	Net of payments for withholding taxes upon vesting of stock-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$138,026	$(30,853)	$334,325
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Recovery of) provision for loan losses	(9,235)	9,052	6,482
(Recovery of) provision for losses on net investment in leases	(10,872)	1,760	—
Impairment of assets	2,965	7,827	13,419
Depreciation and amortization	59,294	58,092	58,259
Non-cash interest income from sales-type leases	(25,054)	(24,969)	(3,781)
Stock-based compensation expense	69,261	39,354	30,436
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	8,572	13,328	13,847
Amortization of discounts/premiums and deferred interest on loans, net	(14,481)	(30,738)	(42,342)
Deferred interest on loans received	27,526	20,661	10,397
Selling profit from sales-type leases	(25,034)	—	(180,416)
Earnings from equity method investments	(162,467)	(42,126)	(41,849)
Distributions from operations of other investments	51,588	24,826	30,058
Deferred operating lease income	(11,310)	(14,052)	(16,185)
Income from sales of real estate	(34,794)	(6,318)	(236,623)
Land development revenue in excess of cost of sales	(17,142)	13,025	(9,932)
Loss on early extinguishment of debt, net	—	12,038	27,724
Other operating activities, net	720	(19,496)	13,642
Changes in assets and liabilities:
Origination and fundings of loans receivable held for sale	(59,624)	—	—
Changes in accrued interest and operating lease income receivable	5,493	(2,311)	417
Changes in deferred expenses and other assets, net	(11,995)	(5,351)	(5,848)
Changes in accounts payable, accrued expenses and other liabilities	(1,764)	(1,863)	(47,655)
Cash flows provided by (used in) operating activities	(20,327)	21,886	(45,625)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(75,250)	(119,368)	(255,804)
Capital expenditures on real estate assets	(6,762)	(15,798)	(39,946)
Capital expenditures on land and development assets	(23,929)	(40,954)	(117,514)
Acquisitions of real estate, net investments in leases and land assets	(42,652)	—	(240,487)
Repayments of and principal collections on loans receivable and other lending investments, net	270,393	208,240	419,800
Net proceeds from sales of loans receivable	122,609	11,000	5,898
Net proceeds from sales of real estate	157,258	48,415	329,971
Net proceeds from sales of land and development assets	182,723	161,063	114,885
Net proceeds from sales of other investments	111,429	—	—
Distributions from other investments	35,036	39,871	62,911
Contributions to and acquisition of interest in other investments	(216,997)	(260,121)	(656,720)
Other investing activities, net	158	(1,169)	(21,090)
Cash flows provided by (used in) investing activities	514,016	31,179	(398,096)
Cash flows from financing activities:
Borrowings from debt obligations	25,000	802,913	1,486,980
Repayments and repurchases of debt obligations	(73,559)	(913,501)	(1,482,558)
Preferred dividends paid	(23,496)	(23,496)	(32,495)
Common dividends paid	(34,783)	(32,664)	(25,059)
Repurchase of stock	(122,618)	(54,565)	(68,289)
Payments for deferred financing costs	(14,288)	(7,711)	(19,928)
Payments for withholding taxes upon vesting of stock-based compensation	(4,093)	(2,716)	(4,475)
Contributions from noncontrolling interests	11,127	496	2,812
Distributions to noncontrolling interests	(13,425)	(15,167)	(14,998)
Payments for debt prepayment or extinguishment costs	—	(8,567)	(20,606)
Other financing activities, net	—	—	(13)
Cash flows used in financing activities	(250,135)	(254,978)	(178,629)
Effect of exchange rate changes on cash	(124)	273	12
Changes in cash, cash equivalents and restricted cash	243,430	(201,640)	(622,338)
Cash, cash equivalents and restricted cash at beginning of period	150,566	352,206	974,544
Cash, cash equivalents and restricted cash at end of period	$393,996	$150,566	$352,206
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$143,451	$142,453	$181,520

iStar Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$339,601	$98,633	$307,172
Restricted cash included in deferred expenses and other assets, net	54,395	51,933	45,034
Total cash and cash equivalents and restricted cash	$393,996	$150,566	$352,206
Supplemental disclosure of non-cash investing and financing activity:
Fundings and (repayments) of loan receivables and loan participations, net	$(42,501)	$6,720	$13,014
Contributions to other investments	1,000	—	—
Sales-type lease origination	41,000	—	411,523
Contributions of real estate and land and development assets to equity method investments, net	—	—	4,073
Accounts payable for capital expenditures on real estate assets	3,085	7,604	—
Increase in net lease assets upon consolidation of equity method investment	45,313	—	—
Increase in debt obligations upon consolidation of equity method investment	44,672	—	—
Non-cash proceeds from sale of land and development asset	1,200	—	—
Financing provided on sales of real estate	8,000	—	—
Acquisition of land and development asset through joint venture consolidation	—	—	27,000
Conversion of Series J convertible preferred stock	—	—	193,510
Accrued finance costs	—	115	2,362
Accrued repurchase of stock	—	200	6,358
Assumption of mortgage by third party	—	—	228,000

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization

Business—iStar Inc. (the “Company”) finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also manages entities focused on ground lease investments (refer to Note 8). The Company has invested capital over the past two decades and is structured as a real estate investment trust (“REIT”) with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company’s primary reportable business segments are net lease (refer to Note 3 - Net Lease Sale and Discontinued Operations), real estate finance, operating properties and land and development (refer to Note 18).

Organization—The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new investments and corporate acquisitions.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The Company’s involvement with VIEs affects its financial performance and cash flows primarily through amounts recorded in “Net income from discontinued operations,” “Operating lease income,” “Interest income,” “Earnings from equity method investments,” “Real estate expense” and “Interest expense” in the Company’s consolidated statements of operations. The Company has provided no financial support to those VIEs that it was not previously contractually required to provide.

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of December 31, 2021. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of December 31, 2021 and 2020 ($ in thousands):

	As of
	December 31, 2021	December 31, 2020
ASSETS
Real estate
Real estate, at cost	$93,477	$93,225
Less: accumulated depreciation	(14,987)	(11,568)
Real estate, net	78,490	81,657
Real estate and other assets available and held for sale and classified as discontinued operations	886,845	900,767
Land and development, net	176,833	240,137
Cash and cash equivalents	23,908	22,571
Accrued interest and operating lease income receivable, net	—	211
Deferred operating lease income receivable, net	3	—
Deferred expenses and other assets, net	5,001	8,084
Total assets	$1,171,081	$1,253,427
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$24,744	$59,917
Liabilities associated with real estate held for sale and classified as discontinued operations	493,739	544,383
Total liabilities	518,483	604,300

iStar Inc.

Notes to Consolidated Financial Statements

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary, and accordingly, the VIEs have not been consolidated in the Company’s consolidated financial statements. As of December 31, 2021, the Company’s maximum exposure to loss from these investments does not exceed the sum of the $52.6 million carrying value of the investments, which are classified in "Other investments" on the Company’s consolidated balance sheets, and $6.6 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

The following paragraph describes the impact on the Company’s consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2021.

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

Significant Accounting Policies

Real estate and land and development—Real estate and land and development assets are recorded at cost less accumulated depreciation and amortization, as follows:

Capitalization and depreciation—Certain improvements and replacements are capitalized when they extend the useful life of the asset. For real estate projects, the Company begins to capitalize qualifying development and construction costs, including interest, real estate taxes, compensation and certain other carrying costs incurred which are specifically identifiable to a development project once activities necessary to get the asset ready for its intended use have commenced. If specific allocation of costs is not practicable, the Company will allocate costs based on relative fair value prior to construction or relative sales value, relative size or other methods as appropriate during construction. The Company’s policy for interest capitalization on qualifying real estate assets is to use the average amount of accumulated expenditures during the period the asset is being prepared for its intended use, which is typically when physical construction commences, and a capitalization rate which is derived from specific borrowings on the qualifying asset or the Company’s corporate borrowing rate in the absence of specific borrowings. The Company ceases capitalization on the portions substantially completed and ready for their intended use. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over the estimated useful life, which is generally 40 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

Purchase price allocation—The Company’s acquisition of properties are generally accounted for as an acquisition of assets. For asset acquisitions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values and acquisition-related costs are capitalized and recorded in "Real estate, net" on the Company’s consolidated balance sheets.

The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases and in-place leases which are each recorded at their estimated fair values and included in “Deferred expenses and other assets, net” on the Company’s consolidated balance

iStar Inc.

Notes to Consolidated Financial Statements

sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values and included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term and the amortization expense is included in "Depreciation and amortization" in the Company’s consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company may also engage in sale/leaseback transactions and execute leases with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.

Impairments—The Company reviews real estate assets to be held for use and land and development assets, for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use and land and development assets are impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets and land and development assets are recorded in "Impairment of assets" in the Company’s consolidated statements of operations.

Real estate available and held for sale—The Company reports real estate assets to be sold at the lower of their carrying amount or estimated fair value less costs to sell and classifies them as “Real estate available and held for sale” on the Company’s consolidated balance sheets. If the estimated fair value less costs to sell is less than the carrying value, the difference will be recorded as an impairment charge. Impairment for real estate assets disposed of or classified as held for sale are included in "Impairment of assets" in the Company’s consolidated statements of operations. Once a real estate asset is classified as held for sale, depreciation expense is no longer recorded.

The Company classifies its real estate assets as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset. Assets held for sale may qualify as a discontinued operation if certain conditions exist (refer to Net Lease Sale and Discontinued Operations).

If circumstances arise that were previously considered unlikely and, as a result the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used and included in "Real estate, net" on the Company’s consolidated balance sheets. The Company measures and records a property that is reclassified as held and used at the lower of: (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used; or (ii) the estimated fair value at the date of the subsequent decision not to sell.

Dispositions—Gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with Accounting Standards Codification ("ASC") 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company primarily uses specific identification and the relative sales value method to allocate costs. Gains on sales of real estate are included in "Income from sales of real estate" in the Company’s consolidated statements of operations.

Net Investment in Leases—Net investment in leases are recognized when the Company’s leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Acquisition-related costs are capitalized and recorded in "Net Investment in Leases" on the Company’s consolidated balance sheets. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. If the sales-type lease does not qualify as a sale leaseback transaction, the lease is considered a financing receivable and is recognized in accordance with ASC 310 - Receivables

iStar Inc.

Notes to Consolidated Financial Statements

(refer to Note 5) and recorded in "Loans receivable and other lending investments, net" on the Company’s consolidated balance sheets.

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

Loans receivable classified as held-for-investment and debt securities classified as held-to-maturity are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These loans and debt securities could also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected. Debt securities classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in "Accumulated other comprehensive income (loss)" on the Company’s consolidated balance sheets.

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

The Company may acquire properties through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Based on the Company’s strategic plan to realize the maximum value from the collateral received, property is classified as "Land and development, net," "Real estate, net" or "Real estate available and held for sale" at its estimated fair value when title to the property is obtained. Any excess of the carrying value of the loan over the estimated fair value of the property (less costs to sell for assets held for sale) is charged-off against the allowance for loan losses as of the date of foreclosure.

Equity method investments—Equity interests are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of an investee. The Company’s periodic share of earnings and losses in equity method investees is included in "Earnings from equity method investments" in the consolidated statements of operations. Equity method investments are included in "Other investments" on the Company’s consolidated balance sheets. The Company also has equity interests that are not accounted for pursuant to the equity method of accounting. These equity interests are carried at cost, plus or minus any changes in value identified through observable comparable price changes in transactions in identical or similar investments of the same entity. The changes in fair value for these investments are included in "Other income" in the consolidated statements of operations.

The Company periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. The Company will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and the Company determines the impairment is other-than-temporary. Impairment charges are recorded in "Earnings from equity method investments" in the Company’s consolidated statements of operations.

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

Restricted cash—Restricted cash represents amounts required to be maintained under certain of the Company’s debt obligations, loans, leasing, land development and derivative transactions. Restricted cash is included in "Deferred expenses and other assets, net" on the Company’s consolidated balance sheets.

Variable interest entities—The Company evaluates its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the

iStar Inc.

Notes to Consolidated Financial Statements

key decision making powers, their impact on the VIE’s economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

Deferred expenses and other assets / Accounts payable, accrued expenses and other liabilities—Deferred expenses and other assets include right-of-use operating lease assets, certain non-tenant receivables, leasing costs, lease incentives and financing fees associated with revolving-debt arrangements. Financing fees associated with other debt obligations are recorded as a reduction of the carrying value of "Debt obligations, net" and "Loan participations payable, net" on the Company’s consolidated balance sheets. Lease incentives and leasing costs that include brokerage, legal and other costs are amortized over the life of the respective leases and presented as an operating activity in the Company’s consolidated statements of cash flows. External fees and costs incurred to obtain long-term debt financing have been deferred and are amortized over the term of the respective borrowing using the effective interest method. Amortization of leasing costs is included in "Depreciation and amortization" and amortization of deferred financing fees is included in "Interest expense" in the Company’s consolidated statements of operations.

The Company, as lessee, records right-of-use operating lease assets in "Deferred expenses and other assets," operating lease liabilities in "Accounts payable, accrued expenses and other liabilities," right-of-use finance lease assets in “Finance lease right of use assets” and finance lease liabilities in “Finance lease liabilities” on its consolidated balance sheets, all measured at the present value of the fixed and determinable lease payments. Some of the Company’s lease agreements include extension options, which are not included in the lease payments unless the extensions are reasonably certain to be exercised. For operating leases, the Company recognizes a single lease cost for office leases in "General and administrative" and a single lease cost for ground leases in "Real estate expense" in the consolidated statements of operations, calculated so that the cost of the lease is allocated generally on a straight-line basis over the term of the lease, and classifies all cash payments within operating activities in the consolidated statements of cash flows. For finance leases, the Company recognizes amortization of the right-of-use assets on a straight-line basis over the term of the lease in "Depreciation and amortization" and interest expense on the lease liability using the effective interest method in "Interest expense" in the consolidated statements of operations. Repayments of the principal portion of the finance lease liability are classified within financing activities in the consolidated statements of cash flows and payments of interest on a finance lease liability are classified within operating activities in the consolidated statement of cash flows.

Identified intangible assets and liabilities—Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their estimated fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2021, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in "Deferred expenses and other assets, net" and intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company’s consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" in the Company’s consolidated statements of operations.

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

Notes to Consolidated Financial Statements

Revenue recognition—The Company’s revenue recognition policies are as follows:

Operating lease income: For the Company’s leases classified as operating leases, operating lease income is recognized on the straight-line method of accounting generally from the later of the date the lessee takes possession of the space or the space  is ready for its intended use. If the Company acquires a facility subject to an existing operating lease, the Company will recognize operating lease income on the straight-line method beginning on the date of acquisition. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable, net" on the Company’s consolidated balance sheets.

The Company also recognizes revenue from certain tenant leases for reimbursements of all or a portion of operating expenses, including common area costs, insurance, utilities and real estate taxes of the respective property. This revenue is accrued in the same periods as the expense is incurred and is recorded as “Operating lease income” in the Company’s consolidated statements of operations. Revenue is also recorded from certain tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the defined threshold has been met for the period.

The Company moves to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any operating lease receivable or deferred operating lease income receivable balance will be written off. If and when lease payments that were previously not considered probable of collection become probable, the Company will move back to the straight-line method of income recognition and record an adjustment to operating lease income in that period as if the lease was always on the straight-line method of income recognition.

Interest Income: Interest income on loans receivable and financing receivables (refer to Note 5) is recognized on an accrual basis using the interest method.

On occasion, the Company may acquire loans at premiums or discounts. These discounts and premiums in addition to any deferred costs or fees, are typically amortized over the contractual term of the loan using the interest method. Exit fees are also recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion, which is included in "Other income" or "Other expense" in the Company’s consolidated statements of operations.

The Company considers a loan to be non-performing and places it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Company’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. Non-accrual loans are returned to accrual status when a loan has become contractually current and management believes all amounts contractually owed will be received.

Certain of the Company’s loans contractually provide for accrual of interest at specified rates that differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.

Certain of the Company’s loan investments provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon receipt of cash.

Interest Income from Sales-Type Leases: Interest income from sales-type leases is recognized in "Interest income from sales-type leases" in the Company’s consolidated statements of operations under the effective interest method. The effective interest method produces a constant yield on the net investment in the lease over the term of the lease. Rent payments that are not fixed and determinable at lease inception, such as percentage rent and CPI adjustments, are not

iStar Inc.

Notes to Consolidated Financial Statements

included in the effective interest method calculation and are recognized in the Company’s consolidated statements of operations in the period earned.

Other income: Other income includes mark-to-market gains on equity investments, management fees, other ancillary income from our operating properties, land and development projects and loan portfolio and revenues from hotel operations, which are recognized when rooms are occupied and the related services are provided. Hotel revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other ancillary income could include gains from sales of loans, loan prepayment fees, yield maintenance payments, lease termination fees and other ancillary income.

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

Allowance for loan losses and net investment in leases—The Company performs quarterly a comprehensive analysis of its loan and sales-type lease portfolios and assigns risk ratings that incorporate management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower or tenant financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans and sales-type leases being risk rated, with ratings ranging from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.

The Company estimates its expected loss (“Expected Loss”) on its loans (including unfunded loan commitments), held-to-maturity debt securities and net investment in leases based on relevant information including historical realized loss rates, current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of the Company’s Expected Loss requires significant judgment and the Company analyzes its loan portfolio based upon its different categories of financial assets, which includes: (i) loans and held-to-maturity debt securities; (ii) construction loans; and (iii) net investment in leases and financings that resulted from the acquisition of properties that did not qualify as a sale leaseback transaction and, as such, are accounted for as financing receivables (refer to Note 5).

For the Company’s loans, held-to-maturity debt securities, construction loans, net investment in leases and financings that resulted from the acquisition of properties that did not qualify as sale leaseback transactions, the Company analyzed its historical realized loss experience to estimate its Expected Loss. The Company adjusted its Expected Loss through the use of third-party market data that provided current and future economic conditions that may impact the performance of the commercial real estate assets securing its investments.

The Company considers a loan or sales-type lease to be non-performing and places it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or sales-type lease. Non-accrual loans or sales-type leases are returned to accrual status when they have become contractually current and management believes all amounts contractually owed will be received. The Company will record a specific allowance on a non-performing loan or sales-type lease if the Company determines that the collateral fair value less costs to sell is less than the carrying value of the collateral-dependent asset. The specific allowance is increased (decreased) through "Provision for (recovery of) loan losses" or "Provision for losses on net investment in leases" in the Company’s consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower or tenant as the Company works toward a settlement or other alternative resolution, which can impact the potential for repayment or receipt of collateral. The Company’s policy is to charge off a loan when it determines, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant collection efforts. The Company

iStar Inc.

Notes to Consolidated Financial Statements

considers circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related allowance will be charged off.

The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 7). As of December 31, 2021 and 2020, accrued interest was $1.6 million and $5.0 million, respectively, and is recorded in "Accrued interest and operating lease income receivable, net" on the Company’s consolidated balance sheets. The Company places loans on non-accrual status once interest on the loan becomes 90 days delinquent and reverses any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the years ended December 31, 2021, 2020 and 2019, the Company did not reverse any accrued interest on its loan portfolio.

As of December 31, 2021, all of the Company’s net investment in leases were performing in accordance with the terms of the respective leases. The Company’s one impaired loan is collateral dependent and impairment is measured using the estimated fair value of the collateral, less costs to sell. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired or designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when the Company has granted a concession and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.

Management  evaluates available-for-sale debt securities held in "Loans receivable and other lending investments, net" for impairment if the security’s fair value is less than its amortized cost. If the Company has an impaired security, it will then determine if: (1) the Company has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it does not expect to recover the entire amortized cost basis of the security. If the Company does not intend to sell the security, it is more likely than not that the entity will not be required to sell the security or it does not expect to recover its amortized cost, the Company will record an allowance for credit losses. The credit loss component of the allowance will be recorded (or reversed, if necessary) as an "Impairment of assets" in the Company’s consolidated statements of operations, and the remainder of the allowance will be recorded in "Accumulated other comprehensive income (loss)" on the Company’s consolidated balance sheets.

Loss on debt extinguishments—The Company recognizes the difference between the reacquisition price of debt and the net carrying amount of extinguished debt currently in earnings. Such amounts may include prepayment penalties or the write-off of unamortized debt issuance costs, and are recorded in “Loss on early extinguishment of debt, net” in the Company’s consolidated statements of operations.

Derivative instruments and hedging activity—The Company’s use of derivative financial instruments, including derivative financial instruments at some of its equity method investments, is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

The Company recognizes its derivatives as either assets or liabilities on the Company’s consolidated balance sheets at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

For derivatives designated and qualifying as cash flow hedges, changes in the fair value of the derivatives, including the Company’s pro rata share of derivatives at equity method investments, are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense or earnings from

iStar Inc.

Notes to Consolidated Financial Statements

equity method investments in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt.

For the Company’s derivatives not designated as hedges, the changes in the fair value of the derivatives are reported in "Other expense" in the Company’s consolidated statements of operations.

Stock-based compensation—Compensation cost for stock-based awards is measured on the grant date and adjusted over the period of the employees’ services to reflect: (i) actual forfeitures; and (ii) the outcome of awards with performance or service conditions through the requisite service period. Compensation cost for market-based awards is determined using a Monte Carlo model to simulate a range of possible future stock prices for the Company’s common stock, which is reflected in the grant date fair value. All compensation cost for market-based awards in which the service conditions are met is recognized regardless of whether the market-condition is satisfied. Compensation costs are recognized ratably over the applicable vesting/service period and recorded in "General and administrative" in the Company’s consolidated statements of operations.

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

As of December 31, 2020, the Company had $529.6 million of REIT net operating loss ("NOL") carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2032 and will fully expire in 2037 if unused. The amount of NOL carryforwards as of December 31, 2021 will be subject to finalization of the Company’s 2021 tax return. The Tax Cuts and Jobs Act reduced the deduction for net operating losses to 80% of the Company’s taxable income for losses incurred after December 31, 2017. The Company’s NOL carryforward for losses incurred in taxable years prior to 2018 remain fully deductible. The Company’s tax years from 2017 through 2020 remain subject to examination by major tax jurisdictions. During the year ended December 31, 2021, the Company is expected to have a REIT taxable loss before the deduction for dividends paid and the NOL deduction. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" in the Company’s consolidated statements of operations.

The Company may participate in certain activities from which it would be otherwise precluded and maintain its qualification as a REIT. These activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRS"), is engaged in various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments in equity affiliates. As of December 31, 2021, $681.8 million of the Company’s assets were owned by TRS entities. The Company’s TRS entities are not consolidated with the REIT for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities.

iStar Inc.

Notes to Consolidated Financial Statements

The following represents the Company’s TRS income tax benefit (expense) ($ in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current tax benefit (expense)(1)(2)	$82	$(106)	$(35)
Total income tax (expense) benefit	$82	$(106)	$(35)
(1)	For the years ended December 31, 2021, 2020, and 2019, excludes a REIT tax expense of $0.1 million, $0.1 million, $0.4 million, respectively.
(2)	Under the Tax Cuts and Jobs Act, the alternative minimum tax credit carryforward is a refundable tax credit over a four year period beginning in 2018 and ending in 2021 upon which the full amount of the credit will be allowed. The CARES Act enacted on March 27, 2020 permits corporate taxpayers to accelerate the full amount of its alternative minimum tax credits. The Company filed a claim for refund and received a $3.0 million refund in 2020 for which the benefit had been recognized in 2017. An additional refund of alternative minimum taxes in the amount of $0.7 million was received during the year ended December 31, 2021 for which a tax benefit was recorded.

During the year ended December 31, 2021, the Company’s TRS entities generated taxable income of $1.7 million for which the Company recognized a net current tax benefit of $82 thousand. As of December 31, 2020, the Company’s TRS entities had $162.8 million of NOL carryforwards that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2036, of which $73.6 million will fully expire in 2037, if unused. NOL carryforwards generated in 2018 and thereafter do not expire and are limited to 80% of taxable income when utilized. The amount of NOL carryforwards as of December 31, 2021 will be determined upon finalization of the Company’s 2021 tax return.

Total cash paid for taxes for the years ended December 31, 2021, 2020 and 2019 was $0.3 million, $0.8 million and $0.4 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company applied the corporate tax rate enacted December 22, 2017 under the Tax Cuts and Jobs Act effective for years beginning after 2017 to value its deferred tax assets and liabilities. The Company evaluates whether its deferred tax assets are realizable and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating whether its deferred tax assets are realizable, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2021 and 2020, respectively. Changes in estimates of our valuation allowance, if any, are included in “Income tax (expense) benefit” in the consolidated statements of operations. The valuation allowance was reduced to reflect the change in value of our net deferred tax assets that reflects a reduced rate of tax under the Tax Cuts and Jobs Act.

Deferred tax assets and liabilities of the Company’s TRS entities were as follows ($ in thousands):

	As of December 31,
	2021	2020
Deferred tax assets(1)	$69,360	$80,101
Valuation allowance	(69,360)	(80,101)
Net deferred tax assets (liabilities)	$—	$—
(1)	Deferred tax assets as of December 31, 2021 include temporary differences related primarily to asset basis of $18.7 million, deferred expenses and other items of $8.0 million, NOL carryforwards of $40.3 million and other credits of $2.4 million. Deferred tax assets as of December 31, 2020 include temporary differences related primarily to asset basis of $26.7 million, deferred expenses and other items of $12.7 million, NOL carryforwards of $38.4 million and other credits of $2.3 million. The Company has determined that the change in tax law associated with the Tax Cuts and Jobs Act will not have a material effect on whether its deferred tax assets are realizable.

Earnings per share—The Company uses the two-class method in calculating earnings per share ("EPS") when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings

iStar Inc.

Notes to Consolidated Financial Statements

of the Company when, and if, the Company declares dividends on its common stock. Basic earnings per share ("Basic EPS") for the Company’s common stock are computed by dividing net income allocable to common shareholders by the weighted average number of shares of common stock outstanding for the period, respectively. Diluted earnings per share ("Diluted EPS") is calculated similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Net Lease Sale and Discontinued Operations—A discontinued operation represents: (i) a component of the Company or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition.

In July 2021, the Company announced that it intended to explore market interest for possible sales of its assets from its net lease business segment. In the fourth quarter 2021, the Company formally marketed the net lease portfolio for sale and, after receiving multiple bids, selected a bid from a potential buyer and commenced the due diligence process. In February 2022, the Company, through certain subsidiaries of and entities managed by the Company, entered into a definitive purchase and sale agreement to sell a portfolio of net lease properties owned and managed by such subsidiaries and entities to a third party for an aggregate gross purchase price of approximately $3.07 billion, subject to final purchase price adjustments. The Company refers to this pending transaction as the "Net Lease Sale" in this report. The Net Lease Sale is consistent with the Company’s stated corporate strategy which is to grow its Ground Lease and Ground Lease adjacent businesses and simplify its portfolio through sales of other assets.

The portfolio being sold consists of office, entertainment and industrial properties located in the United States comprising approximately 18.3 million square feet. It includes assets wholly-owned by the Company and assets owned by two joint ventures managed by the Company and in which it owns 51.9% interests. As of December 31, 2021, the portfolio was encumbered by an aggregate of $720 million of mortgage indebtedness, including indebtedness from equity method investments. which will be repaid with proceeds from the sale. After repayment of the mortgage indebtedness and prepayment penalties, a corporate term loan secured by certain of the assets, payments to terminate derivative contracts, payments to joint venture partners, and payments of promotes, transaction expenses and amounts due under employee incentive plans, the Company currently expects to retain net cash proceeds of approximately $1.1 billion from the transaction. In addition, as part of the transaction, the buyer intends to sell three of the properties to SAFE for $122.0 million and enter into three Ground Leases with SAFE. Closing of the Net Lease Sale is subject to customary closing conditions. The Company expects the transaction to close in the first quarter of 2022; however, there can be no assurance that the transaction will occur in the expected timeframe or at all. Two net lease properties that are being sold to different third parties and the Company’s net lease assets associated with its Ground Lease businesses were not included in the sale.

The Company’s net lease assets and liabilities included in the Net Lease Sale and the Company’s other two net lease assets are classified as “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of December 31, 2021 and 2020. For the years ended December 31, 2021, 2020 and 2019, the operations of such assets are classified in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

iStar Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s consolidated assets and liabilities recorded in “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of December 31, 2021 and 2020 ($ in thousands).

	As of
	December 31,
	2021	2020
ASSETS
Real estate
Real estate, at cost	$1,537,655	$1,542,101
Less: accumulated depreciation	(271,183)	(250,198)
Total real estate, net	1,266,472	1,291,903
Net investment in leases ($10,871 of allowances as of December 31, 2020)	486,389	429,101
Loans receivable held for sale	48,675	45,399
Other investments	103,229	78,998
Finance lease right of use assets	150,099	143,727
Accrued interest and operating lease income receivable, net	2,997	3,926
Deferred operating lease income receivable, net	63,156	55,223
Deferred expenses and other assets, net	178,694	180,293
Total real estate and other assets available and held for sale and classified as discontinued operations	$2,299,711	$2,228,570

LIABILITIES
Accounts payable, accrued expenses and other liabilities	$92,865	$122,441
Finance lease liabilities	161,258	150,520
Debt obligations, net	714,296	717,695
Total liabilities associated with real estate held for sale and classified as discontinued operations	$968,419	$990,656

iStar Inc.

Notes to Consolidated Financial Statements

The transaction described above involving the Company's net lease business qualified for discontinued operations and the following table summarizes net income from discontinued operations for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Operating lease income	$164,811	$164,446	$174,094
Interest income	3,717	3,440	2,018
Interest income from sales-type leases	35,826	33,552	20,496
Other income	5,178	5,412	9,183
Total revenues	209,532	206,850	205,791
Costs and expenses:
Interest expense	43,232	42,746	42,220
Real estate expense(1)	27,366	26,410	24,589
Depreciation and amortization	52,221	50,765	51,083
(Recovery of) provision for loan losses	(1,150)	186	—
(Recovery of) provision for losses on net investment in leases	(10,871)	1,760	—
Impairment of assets	2,286	2,036	2,471
Other expense	16,476	—	—
Total costs and expenses	129,560	123,903	120,363
Income from sales of real estate	8,476	—	224,654
Income from discontinued operations before earnings from equity method investments and other items	88,448	82,947	310,082
Earnings from equity method investments	8,123	2,654	(529)
Selling profit from sales-type leases	25,034	—	180,416
Net income from discontinued operations before income taxes	121,605	85,601	489,969
Income tax expense	(153)	(146)	(69)
Net income from discontinued operations	121,452	85,455	489,900
Net (income) from discontinued operations attributable to noncontrolling interests	(5,620)	(11,251)	(10,730)
Net income from discontinued operations attributable to iStar Inc.	$115,832	$74,204	$479,170
(1)	For the years ended December 31, 2021, 2020 and 2019, the Company recorded $8.4 million, $8.2 million and $5.0 million, respectively, of “Real estate expense” in its consolidated statements of operations from its Ground Leases with Safehold Inc. (“SAFE”).

iStar Inc.

Notes to Consolidated Financial Statements

The following table presents cash flows provided by operating activities and cash flows used in investing activities from discontinued operations for the years ended December 31, 2021, 2020 and 2019 ($ in thousands).

	For the Years Ended December 31,
	2021	2020	2019
Cash flows provided by operating activities	$85,249	$112,783	$117,425
Cash flows provided by (used in) investing activities	2,030	(51,998)	(74,028)

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

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):(1)

As of December 31, 2021
Land, at cost	$6,831
Buildings and improvements, at cost	106,679
Less: accumulated depreciation	(21,360)
Real estate, net	92,150
Real estate available and held for sale(2)	301
Total real estate	$92,451
As of December 31, 2020
Land, at cost	$103,530
Buildings and improvements, at cost	106,422
Less: accumulated depreciation	(17,574)
Real estate, net	192,378
Real estate available and held for sale(2)	5,212
Total real estate	$197,590
(1)	Refer to Note 3 - Net Lease Sale and Discontinued Operations.
(2)	As of December 31, 2021 and 2020, the Company had $0.3 million and $5.2 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the “Net Lease Venture”) and gave a right of first offer to the venture on all new net lease investments. The Company and its partner had joint decision making rights pertaining to the acquisition of new investments. Upon the expiration of the investment period on June 30, 2018, the Company obtained control of the venture through its unilateral rights of management and disposition of the assets. As a result, the expiration of the investment period resulted in a reconsideration event under GAAP and the Company determined that the Net Lease Venture is a VIE for which the Company is the primary beneficiary. Effective June 30, 2018, the Company consolidated the Net Lease Venture as an asset acquisition under ASC 810 - Consolidation. The Net Lease Venture had previously been accounted for as an equity method investment. The Company has an equity interest in the Net Lease Venture of approximately 51.9%. The Company is responsible for sourcing new opportunities and managing the venture and its assets in exchange for a management fee and incentive fee. Several of the Company’s senior executives whose time is substantially devoted to the Net Lease Venture own a total of 0.6% equity ownership in the venture via co-investment. These senior executives are also entitled to an amount equal to 50% of any incentive fee received based on the 47.5% external partner’s interest. As of

iStar Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020, the assets and liabilities of the Net Lease Venture are recorded in “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets (refer to Note 3 - Net Lease Sale and Discontinued Operations).

Real Estate Available and Held for Sale—The following table presents the carrying value of properties transferred to held for sale, excluding net lease assets transferred to held for sale and classified as discontinued operations (refer to Note 3 – Net Lease Sale and Discontinued Operations), by segment ($ in millions):(1)

	Years Ended December 31,
Property Type	2021	2020	2019
Operating Properties	$96.8	$—	$14.5
Total	$96.8	$—	$14.5
(1)	Properties were transferred to held for sale due to executed contracts with third parties or changes in business strategy.

Dispositions—The following table presents the proceeds and income recognized for properties sold, by property type ($ in millions):

	Years Ended December 31,
	2021	2020	2019
Operating Properties(1)
Proceeds	$127.3	$5.9	$86.1
Income from sales of real estate	26.3	0.2	11.9

Net Lease(2)
Proceeds	$37.9	$42.4	$469.4
Income from sales of real estate	—	6.1	—
Net income from discontinued operations	8.5	—	224.7

Total
Proceeds	$165.2	$48.3	$555.5
Income from sales of real estate	26.3	6.3	11.9
Net income from discontinued operations	8.5	—	224.7
(1)	During the year ended December 31, 2021, the Company sold a commercial operating property with a carrying value of $96.8 million and recognized gains of $25.6 million and sold residential operating properties and recognized gains of $0.7 million in “Income from sales of real estate” in the Company’s consolidated statements of operations. During the year ended December 31, 2019, the Company sold commercial and residential operating properties with an aggregate carrying value of $73.1 million and recognized $11.9 million of gains in “Income from sales of real estate” in the Company’s consolidated statements of operations.
(2)	During the year ended December 31, 2020, proceeds include $7.5 million of proceeds from the sale of a net lease asset for which the Company recognized an impairment of $1.7 million in connection with the sale. During the year ended December 31, 2019, the Company sold a portfolio of net lease assets with an aggregate carrying value of $220.4 million and recognized $219.7 million of gains in “Net income from discontinued operations” in the Company’s consolidated statements of operations (refer to Note 3 - Net Lease Sale and Discontinued Operations). In connection with the sale of this portfolio of assets the buyer assumed a $228.0 million non-recourse mortgage.

Impairments—During the years ended December 31, 2021, 2020 and 2019, the Company recorded aggregate impairments on real estate assets totaling $0.6 million, $3.1 million and $4.5 million, respectively. During the year ended December 31, 2021, the Company recorded an impairment of $0.6 million on an operating property. During the year ended December 31, 2020, the Company recorded an impairment of $3.1 million on a real estate asset held for sale. During the year ended December 31, 2019, the Company recorded an aggregate impairment of $3.9 million in connection with the sale of operating properties and residential condominium units.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $2.9 million, $3.6 million and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

iStar Inc.

Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts—As of December 31, 2021 and 2020, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million and $1.2 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding lease payments for assets that are classified as discontinued operations and customer reimbursements of expenses, in effect as of December 31, 2021, are as follows by year ($ in thousands): (1)

Operating
Year	Properties
2022	$6,275
2023	6,017
2024	5,965
2025	5,372
2026	4,892
Thereafter	3,007
(1)	Refer to Note 3 - Net Lease Sale and Discontinued Operations. .

Note 5—Net Investment in Leases

In June 2021, the Company acquired two parcels of land for $42.0 million each and simultaneously entered into two Ground Leases with the respective tenants. Each Ground Lease also provides for a leasehold improvement allowance up to a maximum of $83.0 million. The Company also concurrently entered into an agreement pursuant to which SAFE would acquire the Ground Leases from the Company. If certain construction conditions are not met within a specified time period, SAFE will have no obligation to acquire the Ground Leases or fund the leasehold improvement allowances. The Company classified one of the Ground Leases as a sales-type lease and it is recorded in “Net investment in leases available for sale” on the Company’s consolidated balance sheets. For the year ended December 31, 2021, the Company recognized $1.2 million of non-cash interest income in "Interest income from sales-type leases" in the Company’s consolidated statements of operations.

One Ground Lease was entered into with the seller of the land and did not qualify for sale leaseback accounting, and as such, was accounted for as a financing transaction and $42.0 million was recorded in “Loans receivable held for sale” on the Company’s consolidated balance sheet at the time of acquisition. There can be no assurance that the conditions to closing will be satisfied and that SAFE will acquire the properties and Ground Leases from the Company.

The Company’s net investment in leases were comprised of the following as of December 31, 2021 ($ in thousands):

December 31, 2021
Total undiscounted cash flows	$524,712
Unguaranteed estimated residual value	42,000
Present value discount	(523,497)
Net investment in leases(1)	$43,215
(1)	As of December 31, 2021 and 2020, the Company’s net investment in lease was current in its payment status and performing in accordance with the terms of the lease. As of December 31, 2021, the risk rating on the Company’s net investment in leases was 1.0.

iStar Inc.

Notes to Consolidated Financial Statements

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable and lease payments for assets that are classified as discontinued operations, in effect as of December 31, 2021, are as follows by year ($ in thousands):(1)

Amount
2022	$109
2023	1,417
2024	1,445
2025	1,474
2026	1,504
Thereafter	518,763
Total undiscounted cash flows	$524,712
(1)	Refer to Note 3 - Net Lease Sale and Discontinued Operations.

Allowance for Losses on Net Investment in Leases—Changes in the Company’s allowance for losses on net investment in leases for the years ended December 31, 2021 and 2020 were as follows ($ in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Allowance for losses on net investment in leases at beginning of period(1)	$10,871	$—
Initial allowance recorded upon adoption of new accounting standard(2)	—	9,111
Provision for (recovery of) losses on net investment in leases included in discontinued operations(1)	(10,871)	1,760
Allowance for losses on net investment in leases at end of period(1)	$—	$10,871
(1)	Refer to Note 3 - Net Lease Sale and Discontinued Operations. During the year ended December 31, 2021, the Company recorded a recovery of losses on net investment in leases of $10.9 million. The recovery of losses on net investment in leases for the year ended December 31, 2021 resulted primarily from the cash flows the Company expects to receive upon disposition of the Company’s net investment in leases included in “Real estate and other assets available and held for sale and classified as discontinued operations” and “Net investment in leases” on the Company’s consolidated balance sheets. During the year ended December 31, 2020, the Company recorded a provision for losses on net investment in leases of $1.8 million resulting primarily from the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets and the adoption of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").
(2)	The Company recorded an initial allowance for losses on net investment in leases of $9.1 million upon the adoption of ASU 2016-13 on January 1, 2020.

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

As a result of the May 2019 modifications to the leases, the Company classified the leases as sales-type leases and recorded $424.1 million in "Net investment in leases" on its consolidated balance sheet. As a result of the modifications in the second and third quarter 2020, the Company reassessed this classification as required by ASC 842 - Leases, and concluded that the leases should continue to be classified as sales-type leases. In May 2019, the Company determined that the seven bowling centers acquired did not qualify as a sale leaseback transaction and recorded $44.1 million in "Loans receivable and other lending investments, net" on its consolidated balance sheet (refer to Note 7). As of December 31, 2021 and 2020, the assets and liabilities of these sales-type leases are recorded in “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and

iStar Inc.

Notes to Consolidated Financial Statements

classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets (refer to Note 3 – Net Lease Sale and Discontinued Operations).

Note 6—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	December 31,	December 31,
	2021	2020
Land and land development, at cost	$297,621	$441,201
Less: accumulated depreciation	(10,811)	(10,538)
Total land and development, net	$286,810	$430,663

Acquisitions—During the year ended December 31, 2019, the Company acquired a land and development asset from an unconsolidated entity in which the Company owned a noncontrolling 50% equity interest for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of a $27.0 million loan. This land and development asset was sold in the fourth quarter 2020.

Dispositions—During the years ended December 31, 2021, 2020 and 2019, the Company sold land parcels and residential lots and units and recognized land development revenue of $189.1 million, $164.7 million and $119.6 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recognized land development cost of sales of $172.0 million, $177.7 million and $109.7 million, respectively, from its land and development portfolio.

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

Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	December 31, 2021	December 31, 2020
Construction loans
Senior mortgages	$184,643	$449,733
Corporate/Partnership loans	618	65,100
Subtotal - gross carrying value of construction loans(1)	185,261	514,833
Loans
Senior mortgages	14,965	35,922
Corporate/Partnership loans	—	20,567
Subordinate mortgages	12,457	11,640
Subtotal - gross carrying value of loans	27,422	68,129
Other lending investments
Held-to-maturity debt securities	96,838	90,715
Available-for-sale debt securities	28,092	25,274
Subtotal - other lending investments	124,930	115,989
Total gross carrying value of loans receivable and other lending investments	337,613	698,951
Allowance for loan losses	(4,769)	(12,020)
Total loans receivable and other lending investments, net	$332,844	$686,931
(1)	As of December 31, 2021, 100% of gross carrying value of construction loans had completed construction.

iStar Inc.

Notes to Consolidated Financial Statements

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the years ended December 31, 2021 and 2020 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Year Ended December 31, 2021	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$6,541	$1,643	$3,093	$743	$12,020
Recovery of loan losses(1)	(5,328)	(967)	(789)	(167)	(7,251)
Allowance for loan losses at end of period	$1,213	$676	$2,304	$576	$4,769

Year Ended December 31, 2020
Allowance for loan losses at beginning of period	$6,668	$265	$—	$21,701	$28,634
Adoption of new accounting standard(2)	(353)	98	20	—	(235)
Provision for loan losses(1)	226	1,280	3,073	4,931	9,510
Charge-offs(3)	—	—	—	(25,889)	(25,889)
Allowance for loan losses at end of period	$6,541	$1,643	$3,093	$743	$12,020
(1)	During the year ended December 31, 2021, the Company recorded a recovery of loan losses of $8.1 million in its consolidated statement of operations resulting from the repayment of loans during the period and an improving macroeconomic impact of the COVID-19 pandemic on commercial real estate markets, of which $1.0 million related to a provision for credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities". During the year ended December 31, 2020, the Company recorded a provision for loan losses of $8.9 million in its consolidated statement of operations resulting from the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets, of which $1.5 million related to a recovery of credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities" and $0.9 million related to a provision on a non-performing loan that was recorded as a reduction to "Accrued interest and operating lease income receivable, net."
(2)	On January 1, 2020, the Company recorded an increase to its allowance for loan losses of $2.3 million upon the adoption of ASU 2016-13, of which $2.5 million related to expected credit losses for unfunded loan commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."
(3)	During the year ended December 31, 2020, the Company charged-off $25.9 million from the specific allowance due to the sale of a non-performing loan.

iStar Inc.

Notes to Consolidated Financial Statements

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows ($ in thousands):

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment(1)	Impairment	Total
As of December 31, 2021
Construction loans(2)	$59,640	$125,621	$185,261
Loans(2)	—	27,422	27,422
Held-to-maturity debt securities	—	96,838	96,838
Available-for-sale debt securities(3)	—	28,092	28,092
Less: Allowance for loan losses	(576)	(4,193)	(4,769)
Total	$59,064	$273,780	$332,844
As of December 31, 2020
Construction loans(2)	$53,305	$461,528	$514,833
Loans(2)	—	68,129	68,129
Held-to-maturity debt securities	—	90,715	90,715
Available-for-sale debt securities(3)	—	25,274	25,274
Less: Allowance for loan losses	(743)	(11,277)	(12,020)
Total	$52,562	$634,369	$686,931
(1)	The carrying value of this loan includes an unamortized discount of $0.8 million and $0.8 million as of December 31, 2021 and 2020, respectively. The Company’s loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.
(2)	The carrying value of these loans includes an unamortized net discount of $0.2 million and $2.3 million as of December 31, 2021 and 2020, respectively.
(3)	Available-for-sale debt securities are evaluated for impairment under ASC 326-30 – Financial Instruments-Credit Losses.

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

Notes to Consolidated Financial Statements

The Company’s amortized cost basis in performing senior mortgages, corporate/partnership loans, subordinate mortgages and financing receivables, presented by year of origination and by credit quality, as indicated by risk rating, was as follows as of December 31, 2021 ($ in thousands):

	Year of Origination
	2021	2020	2019	2018	2017	Prior to 2017	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	11,909	—	—	11,909
2.5	—	—	—	52,161	—	—	52,161
3.0	—	—	—	58,522	—	3,056	61,578
3.5	—	—	—	14,320	—	—	14,320
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$—	$—	$—	$136,912	$—	$3,056	$139,968
Corporate/partnership loans
Risk rating
1.0	$—	$—	$—	$618	$—	$—	$618
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$618	$—	$—	$618
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	12,457	12,457
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$12,457	$12,457
Total	$—	$—	$—	$137,530	$—	$15,513	$153,043
(1)	As of December 31, 2021, excludes $59.6 million for one loan on non-accrual status.

iStar Inc.

Notes to Consolidated Financial Statements

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of December 31, 2021
Senior mortgages	$139,968	$—	$59,640	59,640	$199,608
Corporate/Partnership loans	618	—	—	—	618
Subordinate mortgages	12,457	—	—	—	12,457
Total	$153,043	$—	$59,640	$59,640	$212,683
As of December 31, 2020
Senior mortgages	$443,154	$42,501	$—	$42,501	$485,655
Corporate/Partnership loans	42,721	42,946	—	42,946	85,667
Subordinate mortgages	11,640	—	—	—	11,640
Total	$497,515	$85,447	$—	$85,447	$582,962

Impaired Loans—In the fourth quarter 2020, the Company sold a non-performing loan with a carrying value of $15.2 million and received proceeds of $11.0 million. In addition, the Company recorded a $4.2 million loan loss provision and simultaneously charged-off of the remaining unpaid balance.

The Company’s impaired loans, presented by class, were as follows ($ in thousands):

	As of December 31, 2021			As of December 31, 2020
		Unpaid			Unpaid
	Amortized	Principal	Related	Amortized	Principal	Related
	Cost	Balance	Allowance	Cost	Balance	Allowance
With an allowance recorded:
Senior mortgages(1)	$59,640	$58,888	$(576)	$53,305	$52,552	$(743)
Total	$59,640	$58,888	$(576)	$53,305	$52,552	$(743)
(1)	The Company has one non-accrual loan as of December 31, 2021 and 2020 that is considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the years ended December 31, 2021, 2020 and 2019.

The Company’s average recorded investment in impaired loans and interest income recognized, presented by class, was as follows ($ in thousands):

	Years Ended December 31,
	2021		2020		2019
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Senior mortgages	$57,853	$—	$50,205	$2,145	$38,556	$—
Total	$57,853	$—	$50,205	$2,145	$38,556	$—

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

iStar Inc.

Notes to Consolidated Financial Statements

lessor entity (and SAFE assumed all future funding obligations to the Ground Lease tenant) to SAFE in September 2021 for $22.1 million and recorded no gain or loss on the sale.

In June 2021, the Company acquired a parcel of land for $42.0 million and simultaneously entered into a Ground Lease (refer to Note 5). The Company also concurrently entered into an agreement pursuant to which SAFE would acquire the Ground Lease from the Company. The Ground Lease was entered into with the seller of the land and did not qualify for sale leaseback accounting, and as such, was accounted for as a financing transaction and $42.0 million was recorded in “Loans receivable held for sale” on the Company’s consolidated balance sheet at the time of acquisition.

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain	Fair Value	Value
As of December 31, 2021
Available-for-Sale Securities
Municipal debt securities	$23,855	$23,855	$4,237	$28,092	$28,092
Held-to-Maturity Securities
Debt securities	100,000	96,838	—	96,838	96,838
Total	$123,855	$120,693	$4,237	$124,930	$124,930
As of December 31, 2020
Available-for-Sale Securities
Municipal debt securities	$20,680	$20,680	$4,594	$25,274	$25,274
Held-to-Maturity Securities
Debt securities	100,000	90,715	—	90,715	90,715
Total	$120,680	$111,395	$4,594	$115,989	$115,989

As of December 31, 2021, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Held-to-Maturity Debt Securities		Available-for-Sale Debt Securities
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	96,838	96,838	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	23,855	28,092
Total	$96,838	$96,838	$23,855	$28,092

iStar Inc.

Notes to Consolidated Financial Statements

Note 8—Other Investments

The Company’s other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):(1)

	Carrying Value		Equity in Earnings (Losses)
	As of December 31,		For the Years Ended December 31,
	2021	2020	2021	2020	2019
Real estate equity investments
Safehold Inc. ("SAFE")(2)	$1,168,532	$937,712	$108,393	$53,476	$29,764
Other real estate equity investments	61,979	89,939	36,606	(12,929)	12,620
Subtotal	1,230,511	1,027,651	144,999	40,547	42,384
Other strategic investments(3)	66,770	69,911	9,345	(1,075)	(6)
Total	$1,297,281	$1,097,562	$154,344	$39,472	$42,378
(1)	Refer to Note 3 - Net Lease Sale and Discontinued Operations.
(2)	As of December 31, 2021, the Company owned 36.6 million shares of SAFE common stock which, based on the closing price of $79.85 on December 31, 2021, had a market value of $2.9 billion. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. For the years ended December 31, 2021, 2020 and 2019, equity in earnings includes $60.7 million, $14.4 million and $7.6 million, respectively, of dilution gains resulting from SAFE equity offerings.
(3)	During the years ended December 31, 2021 and 2020, the Company identified observable price changes in an equity security held by the Company as evidenced by orderly private issuances of similar securities by the same issuer. In accordance with ASC 321, the Company remeasured its equity investment at fair value and recognized aggregate mark-to-market gains during the years ended December 31, 2021 and 2020 of $18.9 million and $23.9 million, respectively, in “Other income” in the Company’s consolidated statements of operations. The Company’s equity security was redeemed at its carrying value in the fourth quarter of 2021.

Safehold Inc.—SAFE is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”).

In January 2019, the Company purchased 12.5 million newly designated limited partnership units (the “Investor Units”) in SAFE’s operating partnership (“SAFE OP”), at a purchase price of $20.00 per unit, for a total purchase price of $250.0 million. In May 2019, after the approval of SAFE’s shareholders, the Investor Units were exchanged for shares of SAFE’s common stock on a one-for-one basis. Following the exchange, the Investor Units were retired.

In connection with the Company’s purchase of the Investor Units, it entered into a Stockholder’s Agreement with SAFE in January 2019. The Stockholder’s Agreement:

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

iStar Inc.

Notes to Consolidated Financial Statements

of total SAFE equity (for incremental equity of $3.0 billion - $5.0 billion); and 1.5% of total SAFE equity (for incremental equity over $5.0 billion);
●	Fee to be paid in cash or in shares of SAFE common stock, at the discretion of SAFE’s independent directors;
●	The stock is locked up for two years, subject to certain restrictions;
●	There is no additional performance or incentive fee;
●	The management agreement is non-terminable by SAFE through June 30, 2023 except for cause; and
●	Automatic annual renewals thereafter, subject to non-renewal upon certain findings by SAFE’s independent directors and payment of termination fee equal to three times the prior year’s management fee.

During the year ended December 31, 2021, the Company purchased 1.0 million shares of SAFE's common stock for $69.5 million, for an average cost of $72.96 per share, in open market purchases made in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. In addition, in the fourth quarter 2021 the Company purchased 24,108 shares of SAFE’s common stock for $1.8 million, for an average cost of $73.86 per share, in an open market transaction.

In September 2021, the Company acquired 657,894 shares of SAFE’s common stock in a private placement for $50.0 million. In November 2020, the Company acquired 1.1 million shares of SAFE’s common stock in a private placement for $65.0 million. In March 2020, the Company acquired 1.7 million shares of SAFE’s common stock in a private placement for $80.0 million. In November 2019, the Company acquired 3.8 million shares of SAFE’s common stock in a private placement for $130.0 million. In August 2019, the Company acquired 6.0 million shares of SAFE’s common stock in a private placement for $168.0 million. As of December 31, 2021, the Company owned approximately 64.6% of SAFE’s common stock outstanding.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded $14.9 million, $12.7 million and $7.5 million, respectively, of management fees pursuant to its management agreement with SAFE.

The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. The Company has elected not to charge in full certain of the expense reimbursements while SAFE is growing its portfolio. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $7.5 million, $5.0 million and $2.1 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.

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

Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company’s and SAFE’s independent directors, for the periods presented:

In August 2017, the Company committed to provide a $24.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the renovation of a medical office building. The Company funded $18.4 million of the loan, which was fully repaid in August 2019. During the year ended December 31, 2019, the Company recorded $1.2 million of interest income on the loan.

In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project. The transaction included a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded; and (ii) an $80.5 million leasehold first mortgage.  During the years ended December 31, 2021, 2020 and 2019, the Company recorded $0.3 million, $3.4 million and $1.2 million, respectively, of interest income on the loan. The

iStar Inc.

Notes to Consolidated Financial Statements

Company sold the Ground Lease to SAFE in September 2020 for $34.0 million and recognized a gain of $6.1 million in “Income from sales of real estate” in connection with the sale and in January 2021 sold the leasehold first mortgage to an entity in which the Company has a 53% equity interest (refer to “Other strategic investments” below) for $63.3 million.

In February 2019, the Company acquired the leasehold interest in an office property and simultaneously entered into a new 98-year Ground Lease with SAFE.

In August 2019, the Company acquired the leasehold interest in a net lease asset and simultaneously entered into a new 99-year Ground Lease with SAFE.

In June 2020, Net Lease Venture II (see below) acquired the leasehold interest in an office laboratory property in Honolulu, HI and simultaneously entered into a 99 year Ground Lease with SAFE.

In October 2020, the Company provided a $22.5 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the Ground Lease tenant’s recapitalization of an existing multi-family property. The Company received $2.3 million of consideration from SAFE in connection with this transaction. During the year ended December 31, 2020, the Company recorded $0.3 million of interest income on the loan.

In February 2021, the Company provided a $50.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the Ground Lease tenant’s recapitalization of a hotel property. The Company received $1.9 million of consideration from SAFE in connection with this transaction. The Company sold the loan in July 2021 and recorded no gain or loss on the sale. During the year ended December 31, 2021, the Company recorded $2.9 million of interest income on the loan prior to the sale.

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

In November 2021, the Company and SAFE entered into an agreement pursuant to which SAFE would acquire land and a related Ground Lease originated by the Company when certain construction related conditions are met by a specified time period. The purchase price to be paid is $33.3 million, plus an amount necessary for the Company to achieve the greater of a 1.25x multiple and a 12% return on its investment. In addition, the Ground Lease provides for a leasehold improvement allowance up to a maximum of $51.8 million, which obligation would be assumed by SAFE upon

iStar Inc.

Notes to Consolidated Financial Statements

acquisition. If certain construction conditions are not met within a specified time period, SAFE will have no obligation to acquire the Ground Lease or fund the leasehold improvement allowance. There can be no assurance that the conditions to closing will be satisfied and that SAFE will acquire the land and Ground Lease from the Company. Refer to “Other real estate equity investments” below.

In December 2021, the Company’s partner in a venture recapitalized an existing multifamily property, which included a Ground Lease provided by SAFE (refer to “Other real estate equity investments below”).

Net Lease Venture II—In July 2018, the Company entered into a new venture (“Net Lease Venture II”) with an investment strategy similar to the Net Lease Venture. The Net Lease Venture II has a right of first offer on all new net lease investments (excluding Ground Leases) originated by the Company. Net Lease Venture II’s investment period ends on June 30, 2022. Net Lease Venture II is a voting interest entity and the Company has an equity interest in the venture of approximately 51.9%. The Company does not have a controlling interest in Net Lease Venture II due to the substantive participating rights of its partner. The Company accounts for its investment in Net Lease Venture II as an equity method investment and is responsible for managing the venture in exchange for a management fee and incentive fee. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $1.7 million, $1.5 million and $1.5 million, respectively, of management fees from Net Lease Venture II in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

In December 2021, the Company acquired an office laboratory property from Net Lease Venture II. The Company paid $0.6 million to its partner to acquire its equity interest in the property and assumed a $44.4 million mortgage on the property. As of December 31, 2021, the office condominium property is included in “Real estate and other assets available and held for sale and classified as discontinued operations” and the mortgage is included in “Liabilities associated with real estate held for sale and classified as discontinued operations” on the Company’s consolidated balance sheet.

As of December 31, 2021 and 2020, the Company’s investment in Net Lease Venture II is recorded in “Real estate and other assets available and held for sale and classified as discontinued operations” on the Company’s consolidated balance sheets and for the years ended December 31, 2021, 2020 and 2019, the operations of the Company’s investment in Net Lease Venture II are classified in “Net income from discontinued operations” in the Company’s consolidated statements of operations (refer to Note 3 - Net Lease Sale and Discontinued Operations).

Other real estate equity investments—As of December 31, 2021, the Company’s other real estate equity investments include equity interests in real estate ventures ranging from 48% to 95%, comprised of investments of $43.3 million in operating properties, $17.6 million in Ground Leases and $1.1 million in land assets. As of December 31, 2020, the Company’s other real estate equity investments included $58.7 million in operating properties and $31.2 million in land assets.

In November 2021, the Company acquired land for $33.3 million and simultaneously structured and entered into a Ground Lease on which a multi-family project will be constructed. In December 2021, the Company sold the Ground Lease to an investment fund the Company formed and manages that targets the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase (the “Ground Lease Plus Fund”) and recognized no gain or loss on the sale. The Company owns a 53% noncontrolling interest in the Ground Lease Plus Fund. The Company does not have a controlling interest in the Ground Lease Plus Fund due to the substantive participating rights of its partner and accounts for this investment as an equity method investment. In addition, the Ground Lease Plus Fund has first look rights on qualifying pre-development projects for a maximum period up to two years. The Company and SAFE entered into an agreement pursuant to which SAFE would acquire the land and related Ground Lease from the Ground Lease Plus Fund when certain construction related conditions are met by a specified time period (refer to “Safehold Inc.” above).

In August 2018, the Company provided a mezzanine loan with a principal balance of $33.0 million to an unconsolidated entity in which the Company owns a 50% equity interest. The loan was included in “Loans receivable and other lending investments, net” on the Company’s consolidated balance sheet as of December 31, 2020. In December 2021, the Company’s partner in the venture recapitalized the existing multifamily property, which included a Ground Lease provided by SAFE. As part of the recapitalization, the Company’s partner acquired its 50% equity interest in the

iStar Inc.

Notes to Consolidated Financial Statements

entity and the mezzanine loan was repaid in full. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $2.3 million, $2.4 million and $2.8 million, respectively, of interest income on the mezzanine loan.

In December 2016, the Company sold a land and development asset to a newly formed unconsolidated entity in which the Company owned a 50.0% equity interest. The Company provided financing to the entity in the form of a $27.0 million senior loan. In April 2019, the Company acquired the land and development asset from the entity for $34.3 million, which consisted of a $7.3 million cash payment and the assumption of the $27.0 million senior loan. During the year ended December 31, 2019, the Company recorded $0.6 million of interest income on the senior loan. This asset was sold in the fourth quarter 2020.

Other strategic investments—As of December 31, 2021 and 2020, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

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

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company’s equity method investments ($ in thousands):

	As of December 31,			For the Years Ended December 31,
	2021	2020		2021	2020	2019
Balance Sheets			Income Statements
Total assets	$6,107,890	$4,184,503	Revenues	$889,131	$129,789	$210,602
Total liabilities	3,019,208	2,250,720	Expenses	(254,001)	(188,605)	(176,887)
Noncontrolling interests	3,024	2,181	Net income (loss) attributable to parent entities	634,896	(59,010)	33,522
Total equity attributable to parent entities	3,085,657	1,931,602

During the years ended December 31, 2021 and 2020, SAFE represented a significant subsidiary of the Company. For detailed financial information regarding SAFE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol "SAFE."

iStar Inc.

Notes to Consolidated Financial Statements

Note 9—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):(1)

	As of
	December 31, 2021	December 31, 2020
Intangible assets, net(2)	$1,209	$2,490
Restricted cash	54,395	51,933
Operating lease right-of-use assets(3)	20,437	25,099
Other assets(4)	16,040	18,559
Other receivables	5,054	9,846
Leasing costs, net(5)	818	1,319
Corporate furniture, fixtures and equipment, net(6)	1,852	2,024
Deferred financing fees, net	629	1,549
Deferred expenses and other assets, net	$100,434	$112,819
(1)	Certain items have been reclassified to “Real estate and other assets available and held for sale and classified as discontinued operations” (refer to Note 3).
(2)	Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $10.2 million and $12.3 million as of December 31, 2021 and 2020, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company’s consolidated statements of operations by $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $1.0 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in “Depreciation and amortization” in the Company’s consolidated statements of operations. As of December 31, 2021, the weighted average remaining amortization period for the Company’s intangible assets was approximately 5.9 years.
(3)	Right-of-use lease assets relate primarily to the Company’s leases of office space. Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “General and administrative” and “Real estate expense” in the Company’s consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $4.9 million, $4.7 million and $3.6 million, respectively, in “General and administrative” and $0.6 million, $0.6 million and $0.6 million, respectively, in “Real estate expense” in its consolidated statements of operations relating to operating leases.
(4)	Other assets primarily includes prepaid expenses, deposits for certain real estate assets and management fees and expense reimbursements due from SAFE (refer to Note 8).
(5)	Accumulated amortization of leasing costs was $1.1 million and $1.7 million as of December 31, 2021 and 2020, respectively.
(6)	Accumulated depreciation on corporate furniture, fixtures and equipment was $14.8 million and $14.3 million as of December 31, 2021 and 2020, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):(1)

	As of
	December 31, 2021	December 31, 2020
Other liabilities(2)	$30,362	44,569
Accrued expenses	151,810	93,186
Operating lease liabilities (see table above)	23,267	26,212
Accrued interest payable	31,293	30,994
Accounts payable, accrued expenses and other liabilities	$236,732	$194,961
(1)	Certain items have been reclassified to “Liabilities associated with real estate held for sale and classified as discontinued operations” (refer to Note 3).
(2)	As of December 31, 2021 and 2020, "Other liabilities" includes $20.1 million and $27.0 million, respectively, of deferred income. As of December 31, 2021 and 2020, other liabilities includes $0.1 million and $1.0 million, respectively, of expected credit losses for unfunded loan commitments.

iStar Inc.

Notes to Consolidated Financial Statements

Intangible assets—The estimated expense from the amortization of intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):

Year	Amount
2022	$212
2023	212
2024	203
2025	175
2026	222

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

Note 11—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):(1)

	Carrying Value as of		Stated		Scheduled
	December 31, 2021	December 31, 2020	Interest Rates		Maturity Date
Secured credit facilities:
Revolving Credit Facility	$—	$—	LIBOR + 2.00	% (2)	September 2022
Senior Term Loan	491,875	491,875	LIBOR + 2.75	% (3)	June 2023
Total secured credit facilities(4)	491,875	491,875
Unsecured notes:
3.125% senior convertible notes(5)	287,500	287,500	3.125%		September 2022
4.75% senior notes(6)	775,000	775,000	4.75%		October 2024
4.25% senior notes(7)	550,000	550,000	4.25%		August 2025
5.50% senior notes(8)	400,000	400,000	5.50%		February 2026
Total unsecured notes	2,012,500	2,012,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	2,604,375	2,604,375
Debt discounts and deferred financing costs, net(9)	(32,201)	(35,095)
Total debt obligations, net(10)	$2,572,174	$2,569,280
(1)	Certain items have been reclassified to “Liabilities associated with real estate held for sale and classified as discontinued operations” (refer to Note 3).
(2)	The Revolving Credit Facility bears interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.00% and subject to a margin ranging from 1.00% to 1.50%; or (ii) LIBOR subject to a margin ranging from 2.00% to 2.50%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023.
(3)	The loan bears interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.00% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.
(4)	As of December 31, 2021, $0.9 billion net carrying value of assets served as collateral for the Company’s secured debt obligations.
(5)	The Company’s 3.125% senior convertible fixed rate notes due September 2022 ("3.125% Convertible Notes") are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of December 31, 2021 was 71.9478 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $13.90 per

iStar Inc.

Notes to Consolidated Financial Statements

share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. As of December 31, 2020, the carrying value of the 3.125% Convertible Notes was $275.1 million, net of fees, and the unamortized discount of the 3.125% Convertible Notes was $10.2 million, net of fees. Upon the adoption of ASU 2020-06 on January 1, 2021, the Company reclassed the unamortized discount to shareholders equity (refer to Note 3). During the years ended December 31, 2021, 2020 and 2019, the Company recognized $9.0 million, $9.0 million, $9.0 million, respectively, of contractual interest and during the years ended December 31, 2020 and 2019 the Company recognized $5.2 million and $5.0 million, respectively, of discount amortization on the 3.125% Convertible Notes. The effective interest rate for 2020 and 2019 was 5.2%.
(6)	The Company can prepay these senior notes without penalty beginning July 1, 2024.
(7)	The Company can prepay these senior notes without penalty beginning May 1, 2025.
(8)	The Company can prepay these senior notes without penalty beginning August 15, 2024.
(9)	On January 1, 2021, the Company adopted ASU 2020-06 and reclassed $10.0 million of debt discount and unamortized fees from the 3.125% Convertible Notes to shareholders’ equity on the Company’s consolidated balance sheet (refer to Note 3).
(10)	The Company capitalized interest relating to development activities of $1.0 million, $1.4 million and $7.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Future Scheduled Maturities—As of December 31, 2021, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2022	$287,500	$—	$287,500
2023	—	491,875	491,875
2024	775,000	—	775,000
2025	550,000	—	550,000
2026	400,000	—	400,000
Thereafter	100,000	—	100,000
Total principal maturities	2,112,500	491,875	2,604,375
Unamortized discounts and deferred financing costs, net	(30,604)	(1,597)	(32,201)
Total debt obligations, net	$2,081,896	$490,278	$2,572,174

Senior Term Loan—The Company has a $650.0 million senior term loan that bears interest at LIBOR plus 2.75% per annum and matures in June 2023 (the “Senior Term Loan”). The Senior Term Loan is secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permits substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. The Company may make optional prepayments, subject to prepayment fees. As of December 31, 2021, the outstanding balance on the Company’s Senior Term Loan was $491.9 million.

Revolving Credit Facility—The Company has a secured revolving credit facility with a maximum capacity of $350.0 million that matures in September 2022 (the “Revolving Credit Facility”). Outstanding borrowings under the Revolving Credit Facility are secured by pledges of the equity interests in the Company’s subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company’s corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of December 31, 2021, based on the Company’s borrowing base of assets, the Company had the ability to draw $278.5 million without pledging any additional assets to the facility.

Unsecured Notes— As of December 31, 2021, the Company has senior unsecured notes outstanding with varying fixed-rates and maturities ranging from September 2022 to February 2026. In the fourth quarter 2021, the Company obtained the consents of holders of its outstanding 4.75% senior notes due 2024, 4.25% senior notes due 2025 and 5.50% senior notes due 2026 to certain amendments to the indentures governing the notes intended to align the indentures with the potential sale of the Company's net lease assets. The Company paid holders consent fees ranging from 0.75% to 1.00% of the principal amount of consenting notes, depending on the relevant series. The Company’s senior unsecured notes are interest only, are generally redeemable at the option of the Company and contain certain financial covenants (see below).

iStar Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2020 and 2019, repayments of senior unsecured notes prior to maturity resulted in losses on early extinguishment of debt of $12.0 million and $26.6 million, respectively. These amounts are included in “Loss on early extinguishment of debt, net” in the Company’s consolidated statements of operations.

Debt Covenants

The Company’s outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.2x and a covenant restricting certain incurrences of debt based on a fixed charge coverage ratio. If any of the Company’s covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders.

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

As of December 31, 2021, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other
	Lending	Real	Other
	Investments	Estate	Investments	Total
Performance-Based Commitments	$6,980	$29,491	$43,431	$79,902
Strategic Investments	—	5,061	6,621	11,682
Total	$6,980	$34,552	$50,052	$91,584

iStar Inc.

Notes to Consolidated Financial Statements

Other Commitments—Total operating lease expense for the years ended December 31, 2021, 2020 and 2019 was $5.2 million, $5.4 million and $4.4 million, respectively. Future minimum lease obligations under non-cancelable operating leases, excluding lease obligations for liabilities included in discontinued operations, as of December 31, 2021 are as follows ($ in thousands):

Operating(1)
2022	$6,625
2023	6,262
2024	6,178
2025	6,166
2026	142
Thereafter	—
Total undiscounted cash flows	25,373
Present value discount(1)	(2,106)
Lease liabilities	$23,267
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 4.7% and the weighted average remaining lease term is 4.6 years.

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

Note 13—Risk Management and Derivatives

Risk management

In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different points in time and potentially at different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s lending investments or leases that result from a borrower’s or tenant’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans and other lending investments due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans, the valuation of real estate assets by the Company as well as changes in foreign currency exchange rates.

Risk concentrations—Concentrations of credit risks arise when a number of borrowers or tenants related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions.

Substantially all of the Company’s real estate and net investment in leases, including those classified in real estate and other assets available and held for sale and classified as discontinued operations, and assets collateralizing its loans receivable are located in the United States. As of December 31, 2021, the Company’s portfolio contains concentrations in the following property types: office, entertainment/leisure, Ground Leases, industrial, land and development, multifamily, hotel, condominium, retail and other property types.

The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company’s loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single

iStar Inc.

Notes to Consolidated Financial Statements

borrower or tenant, the inability of that borrower or tenant to make its payment could have a material adverse effect on the Company.

Derivatives

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020 ($ in thousands)(1):

	Derivative Liabilities
	Balance Sheet	Fair
As of December 31, 2021	Location	Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Liabilities associated with real estate held for sale and classified as discontinued operations	$8,395
Total		$8,395

As of December 31, 2020
Derivatives Designated in Hedging Relationships
Interest rate swaps	Liabilities associated with real estate held for sale and classified as discontinued operations	$18,926
Total		$18,926
(1)	Over the next 12 months, the Company expects that $2.7 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as a decrease to earnings from equity method investments.

iStar Inc.

Notes to Consolidated Financial Statements

The table below presents the effect of the Company’s derivative financial instruments, including the Company’s share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

		Amount of Gain	Amount of Gain
	Location of Gain	(Loss) Recognized in	(Loss) Reclassified
	(Loss)	Accumulated Other	from Accumulated
Derivatives Designated in	When Recognized in	Comprehensive	Other Comprehensive
Hedging Relationships	Income	Income	Income into Earnings
For the Year Ended December 31, 2021
Interest rate swaps	Net income from discontinued operations	$4,748	$(8,140)
Interest rate swaps	Earnings from equity method investments	8,638	(1,943)
For the Year Ended December 31, 2020
Interest rate swaps	Net income from discontinued operations	$(14,940)	$(6,974)
Interest rate swaps	Earnings from equity method investments	(13,350)	(1,101)
For the Year Ended December 31, 2019
Interest rate swaps	Net income from discontinued operations	(21,165)	(1,861)
Interest rate swaps	Earnings from equity method investments	(21,417)	(184)

Interest Rate Hedges—For derivatives designated and qualifying as cash flow hedges, the changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income (Loss). For derivatives not designated as cash flow hedges, the changes in the fair value of the derivatives are reported in the Company’s consolidated statements of operations within "Other Expense."

Credit Risk-Related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company did not post any collateral related to its derivatives as of December 31, 2021.

iStar Inc.

Notes to Consolidated Financial Statements

Note 14—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of December 31, 2021 and 2020:

			Cumulative Preferential Cash
			Dividends(1)(2)
	Shares Issued
	and				Annual	Carrying
	Outstanding	Par	Liquidation	Rate per	Dividend	Value
Series	(in thousands)	Value	Preference(3)	Annum	per share	(in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
Total	12,200					$282,490
(1)	Holders of shares of the Series D, G and I preferred stock are entitled to receive dividends, when and as declared by the Company’s Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Company’s Board of Directors for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.
(2)	The Company declared and paid dividends of $8.0 million, $6.1 million and $9.4 million on its Series D, G and I Cumulative Redeemable Preferred Stock during both the years ended December 31, 2021 and 2020, respectively. The character of the 2021 dividends was 100% capital gain distribution, of which 18.31% represented unrecaptured section 1250 gain. The character of the 2020 dividends was 100% return of capital. There are no dividend arrearages on any of the preferred shares currently outstanding.
(3)	The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company’s obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2020, the Company had $529.6 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2032 and will fully expire in 2036 if unused. The amount of NOL carryforwards as of December 31, 2021 will be determined upon finalization of the Company’s 2021 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan and the Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $35.1 million, or $0.485 per share, for the year ended December 31, 2021 and $32.8 million, or $0.43 per share, for the year ended December 31, 2020. The character of the 2021 dividends was 100% capital gain distribution, of which 18.31% represented unrecaptured section 1250 gain. The character of the 2020 dividends was 100% return of capital.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the year ended December 31, 2021, the Company repurchased 5.5 million shares of its outstanding common stock for $122.4 million, for an average cost of $22.38 per share. During the year ended December 31, 2020, the Company repurchased 4.2 million shares of its outstanding common stock for $48.4 million, for an average cost of $11.48 per share. The Company is generally authorized to repurchase up to $50.0 million in shares of its common stock. As of December 31, 2021, the Company had remaining authorization to repurchase up to $0.4 million of common stock under its stock repurchase program.  In February 2022, the Company's board of directors authorized an increase to the stock repurchase program to $50.0 million.

iStar Inc.

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the following ($ in thousands):

	As of
	December 31, 2021	December 31, 2020
Unrealized gains on available-for-sale securities	$4,237	$4,594
Unrealized losses on cash flow hedges	(25,824)	(53,075)
Unrealized losses on cumulative translation adjustment	—	(4,199)
Accumulated other comprehensive loss	$(21,587)	$(52,680)

Note 15—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of $69.3 million, $39.4 million and $30.4 million, respectively, during the years ended December 31, 2021, 2020 and 2019 in "General and administrative" in the Company’s consolidated statements of operations. As of December 31, 2021, there was $5.7 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.10 years.

Performance Incentive Plans—The Company’s Performance Incentive Plans ("iPIP") are designed to provide, primarily to senior executives and select professionals engaged in the Company’s investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plans. Awards vest over six years, with 40% being vested at the end of the second year and 15% each year thereafter.  As of December 31, 2021, there are five iPIP Plans, each covering a two-year investment period beginning with the 2013-2014 Plan through the 2021-2022 Plan.

2019-2022 iPIP Plans—The Company’s 2019-2020 and 2021-2022 iPIP plans are equity-classified awards which are measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company’s consolidated statements of operations and "Noncontrolling interests" in the Company’s consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2022 iPIP plans will be held by consolidated subsidiaries of the Company and have two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $3.8 million, $3.4 million and $2.9 million, respectively, of expense related to the 2019-2022 iPIP plans. Distributions on the class B units are expected to be 50% in cash and 50% in shares of the Company’s common stock; provided, however, that (a) the cash portion will be increased if the Company does not have sufficient shares available under shareholder approved equity plans; and (b) if the principal remaining material asset in a plan is unsold SAFE shares, the Company may elect to distribute SAFE shares in lieu of cash and Company stock.

iStar Inc.

Notes to Consolidated Financial Statements

The following is a summary of the status of the Company’s equity-classified iPIP plans and changes during the year ended December 31, 2021.

	iPIP Investment Pool
	2019-2020	2021-2022
Points at beginning of period	97.40	—
Granted	—	94.75
Forfeited	(2.20)	(10.00)
Points at end of period	95.20	84.75

As of December 31, 2021, investments with an aggregate gross book value of $1.1 billion, including 26.7 million shares of SAFE common stock acquired by the Company, were attributable to the 2019-2020 Plan and investments with an aggregate gross book value of $182 million, including 1.6 million shares of SAFE common stock acquired by the Company, were attributable to the 2021-2022 Plan.

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

The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the year ended December 31, 2021.

	iPIP Investment Pool
	2013‑2014	2015‑2016	2017‑2018
Points at beginning of period	80.17	70.40	73.34
Granted	—	—	2.00
Points at end of period	80.17	70.40	75.34

During the years ended December 31, 2021, 2020 and 2019, the Company recorded $58.2 million, $30.7 million and $21.2 million, respectively, of expense related to the 2013-2018 iPIP plans.

As of December 31, 2021, investments with an aggregate gross book value of $387 million were attributable to the 2013-2014 Plan, investments with an aggregate gross book value of $396 million were attributable to the 2015-2016 Plan and investments with an aggregate gross book value of $453 million, including 7.6 million shares of SAFE common stock acquired by the Company, were attributable to the 2017-2018 Plan.

During the year ended December 31, 2021, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $10.7 million as compensation, comprised of cash and 243,044 shares of the Company’s common stock with a fair value of $22.66 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 131,757 shares of the Company’s common stock were issued.

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

During the year ended December 31, 2019, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $9.4 million as compensation, comprised of cash and 356,065 shares of the Company’s common stock with a fair value of $13.11 per share, which are

iStar Inc.

Notes to Consolidated Financial Statements

fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 192,829 shares of the Company’s common stock were issued.

During the year ended December 31, 2019, the Company made distributions to participants in the 2013-2014 investment pool. The iPIP participants received total distributions in the amount of $7.4 million as compensation, comprised of cash and 389,545 shares of the Company’s common stock with a fair value of $9.21 per share, which are fully-vested and issued under the 2009 LTIP (see below). After deducting statutory minimum tax withholdings, a total of 209,118 shares of the Company’s common stock were issued.

As of December 31, 2021 and 2020, the Company had accrued compensation costs relating to iPIP of $116.6 million and $69.1 million, respectively, which are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets.

Long-Term Incentive Plan—The Company’s 2009 Long-Term Incentive Plan (the “2009 LTIP”) is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the 2009 LTIP are made at the discretion of the Company’s Board of Directors or a committee of the Board of Directors. The Company’s shareholders approved the 2009 LTIP in 2009 and approved the performance-based provisions of the 2009 LTIP, as amended, in 2014. In May 2021, the Company’s shareholders approved an increase in the number of shares available for issuance under the 2009 LTIP from a maximum of 8.9 million to 9.9 million and extended the expiration date of the 2009 LTIP from May 2029 to May 2031.

As of December 31, 2021, an aggregate of 3.0 million shares remain available for issuance pursuant to future awards under the Company’s 2009 LTIP.

Restricted Stock Units—Changes in non-vested restricted stock units (“Units”) during the year ended December 31, 2021 were as follows (number of shares and $ in thousands, except per share amounts):

		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
	of Shares	Per Share	Value
Nonvested at beginning of period	531	$10.85	$7,885
Granted	372	$18.59
Vested	(115)	$9.37
Forfeited	(34)	$15.67
Nonvested at end of period	754	$14.67	$19,480

The total fair value of Units vested during the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $3.6 million and $1.8 million, respectively. The weighted average grant date fair value per share of Units granted during the years ended December 31, 2021, 2020 and 2019 was $18.59, $14.68 and $8.84, respectively.

Directors’ Awards—Non-employee directors are awarded CSEs or restricted share awards at the time of the annual shareholders’ meeting in consideration for their services on the Company’s Board of Directors. During the year ended December 31, 2021, the Company awarded to non-employee Directors 38,186 restricted shares of common stock at a fair value per share of $17.51 at the time of grant for their annual equity awards and also issued 2,076 common stock equivalents ("CSEs") at a fair value of $21.15 per CSE in respect of dividend equivalents on outstanding CSEs. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the CSEs and restricted shares of common stock vest and are settled. As of December 31, 2021, a combined total of 129,936 CSEs and restricted shares of common stock granted to members of the Company’s Board of Directors remained outstanding under the Company’s Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.4 million.

401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage

iStar Inc.

Notes to Consolidated Financial Statements

of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company’s Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s contributions, up to a maximum of 10% of the participants’ compensation. The Company made gross contributions of $0.9 million, $1.1 million and $0.9 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

Note 16—Earnings Per Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities, if applicable, to calculate EPS when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities.

The following table presents a reconciliation of income (loss) allocable to common shareholders used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss) from continuing operations	$16,574	$(116,308)	$(155,575)
Net loss (income) from continuing operations attributable to noncontrolling interests	75	(337)	447
Preferred dividends	(23,496)	(23,496)	(32,495)
Net loss from continuing operations and allocable to common shareholders for basic and diluted earnings per common share	$(6,847)	$(140,141)	$(187,623)

	For the Years Ended December 31,
	2021	2020	2019
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net loss from continuing operations and allocable to common shareholders	$(6,847)	$(140,141)	$(187,623)
Net income from discontinued operations	121,452	85,455	489,900
Net (income) from discontinued operations attributable to noncontrolling interests	(5,620)	(11,251)	(10,730)
Net income (loss) allocable to common shareholders	$108,985	$(65,937)	$291,547

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	71,831	75,684	64,696

Basic and diluted earnings per common share:(1)
Net loss from continuing operations and allocable to common shareholders	$(0.10)	$(1.85)	$(2.90)
Net income from discontinued operations and allocable to common shareholders	1.61	0.98	7.41
Net income (loss) allocable to common shareholders	$1.51	$(0.87)	$4.51
(1)	For the year ended December 31, 2021, 2020 and 2019, the effect of certain of the Company’s restricted stock awards were anti-dilutive due to the Company having a net loss from continuing operations and allocable to common shareholders for the period. For the year ended December 31, 2021, 6,441,572 shares of the 3.125% Convertible Notes were anti-dilutive due to the Company having a net loss from continuing operations and allocable to common shareholders for the period. For the years ended December 31, 2020 and 2019, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes, and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such periods.

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

The following fair value hierarchy table summarizes the Company’s assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2021
Recurring basis:
Derivative liabilities(1)	$8,395	$—	$8,395	$—
Available-for-sale securities(1)	28,092	—	—	28,092
As of December 31, 2020
Recurring basis:
Derivative liabilities(1)	18,926	—	18,926	—
Available-for-sale securities(1)	25,274	—	—	25,274
Non-recurring basis:
Impaired land and development(2)	6,078	—	—	6,078
(1)	The fair value of the Company’s derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company’s available-for-sale securities are based upon unadjusted third-party broker quotes and are classified as Level 3. As of December 31, 2021 and 2020, derivative liabilities are recorded in “Liabilities associated with real estate held for sale and classified as discontinued operations” on the Company’s consolidated balance sheets.
(2)	The Company recorded a $1.3 million on a land and development asset an estimated aggregate fair value of $6.1 million. The estimated fair value is based on future cash flows expected to be received.

iStar Inc.

Notes to Consolidated Financial Statements

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the years ended December 31, 2021 and 2020 ($ in thousands):

	2021	2020
Beginning balance	$25,274	$23,896
Purchases	3,375	—
Repayments	(200)	(460)
Unrealized gains (losses) recorded in other comprehensive income	(357)	1,838
Ending balance	$28,092	$25,274

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of December 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in leases (refer to Note 5)(1)	$43	$43	$—	$—
Loans receivable and other lending investments, net(1)	333	345	687	726
Loans receivable held for sale(1)	43	43	—	—
Cash and cash equivalents(2)	340	340	99	99
Restricted cash(2)	54	54	52	52

Liabilities
Loan participations payable, net(1)	—	—	43	43
Debt obligations, net(1)(3)
Level 1	2,473	2,799	2,471	2,581
Level 3	99	104	98	102
Total debt obligations, net	2,572	2,903	2,569	2,683
(1)	The fair value of the Company’s net investment in leases, loans receivable and other lending investments, net, loans receivable held for sale, loan participations payable, net and certain debt obligations, net are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.
(3)	As of December 31, 2021 and 2020, the fair value of the Company’s unsecured notes and Senior Term Loan are classified as Level 1 within the fair value hierarchy. As of December 31, 2021 and 2020, the fair value of the Company’s 3.125% Senior Convertible Notes was $527.5 million and $338.8 million, respectively.

Derivatives—The Company may use interest rate swaps, interest rate caps and foreign exchange contracts to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

Impaired real estate—If the Company determines a real estate asset available and held for sale is impaired, it records an impairment charge to adjust the asset to its estimated fair market value less costs to sell. Due to the nature of individual real estate properties, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make judgments with respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues,

iStar Inc.

Notes to Consolidated Financial Statements

operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual market rate growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider market comparables if available. In some cases, the Company obtains external “as is” appraisals for real estate assets and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy. Additionally, in certain cases, if the Company is under contract to sell an asset, it will mark the asset to the contracted sales price less costs to sell. The Company considers this to be a Level 3 input under the fair value hierarchy.

Loans receivable and other lending investments, net—The Company estimates the fair value of its performing loans and other lending investments using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The Company determined that the significant inputs used to value its loans and other lending investments fall within Level 3 of the fair value hierarchy. For certain lending investments, the Company uses market quotes, to the extent they are available, that fall within Level 2 of the fair value hierarchy or broker quotes that fall within Level 3 of the fair value hierarchy.

The Company estimates the fair value of its non-performing loans using a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make judgments in respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual revenue growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider market comparables if available. In some cases, the Company obtains external “as is” appraisals for loan collateral, generally when third party participations exist, and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy.

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

Note 18—Segment Reporting

The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Net Lease, Real Estate Finance, Operating Properties and Land and Development. The Net Lease segment (Refer to Note 3 - Net Lease Sale and Discontinued Operations) includes the Company’s activities and operations related to the ownership of properties generally leased to single corporate tenants and its investments in SAFE and Net Lease Venture II (refer to Note 8). The Real Estate Finance segment includes all of the Company’s activities related to senior and mezzanine real estate loans and real estate related securities. The Operating Properties segment includes the Company’s activities and operations related to its commercial and residential properties. The Land and Development segment includes the Company’s activities related to its developable land portfolio.

The Company evaluates performance based on the following financial measures for each segment. The Company’s segment information is as follows ($ in thousands):

iStar Inc.

Notes to Consolidated Financial Statements

	Net	Real Estate	Operating	Land and	Corporate/	Company
	Lease(1)	Finance	Properties	Development	Other(2)	Total
Year Ended December 31, 2021
Operating lease income	$—	$—	$16,445	$379	$—	$16,824
Interest income	1,707	29,522	—	—	—	31,229
Interest income from sales-type leases	1,215	—	—	—	—	1,215
Other income	14,888	1,260	27,342	6,899	19,870	70,259
Land development revenue	—	—	—	189,103	—	189,103
Earnings (losses) from equity method investments	108,399	3,074	15,108	21,492	6,271	154,344
Income from sales of real estate	—	—	26,319	—	—	26,319
Total revenue and other earnings	126,209	33,856	85,214	217,873	26,141	489,293
Real estate expense	(424)	—	(27,020)	(18,550)	—	(45,994)
Land development cost of sales	—	—	—	(171,961)	—	(171,961)
Other expense	(587)	(515)	—	(70)	(6,942)	(8,114)
Allocated interest expense	(61,685)	(14,830)	(6,949)	(15,242)	(16,694)	(115,400)
Allocated general and administrative(3)	(25,077)	(4,736)	(2,227)	(9,555)	(20,847)	(62,442)
Segment profit (loss)(4)	$38,436	$13,775	$49,018	$2,495	$(18,342)	$85,382
Other significant items:
Recovery of loan losses	$—	$(8,085)	$—	$—	$—	$(8,085)
Impairment of assets	—	—	678	—	—	678
Depreciation and amortization	—	—	5,585	902	585	7,072
Capitalized expenditures	2,578	—	655	24,036	—	27,269

Year Ended December 31, 2020
Operating lease income	$2,706	$—	$21,214	$356	$—	$24,276
Interest income	—	56,676	—	—	—	56,676
Other income	12,704	11,975	8,065	19,030	26,671	78,445
Land development revenue	—	—	—	164,702	—	164,702
Earnings (losses) from equity method investments	53,476	—	(16,361)	3,432	(1,075)	39,472
Income from sales of real estate	6,056	—	262	—	—	6,318
Total revenue and other earnings	74,942	68,651	13,180	187,520	25,596	369,889
Real estate expense	(161)	—	(22,936)	(22,986)	—	(46,083)
Land development cost of sales	—	—	—	(177,727)	—	(177,727)
Other expense	—	(266)	—	—	(303)	(569)
Allocated interest expense	(58,462)	(23,390)	(8,951)	(17,940)	(18,085)	(126,828)
Allocated general and administrative(3)	(23,223)	(6,622)	(2,591)	(9,990)	(19,099)	(61,525)
Segment profit (loss)(4)	$(6,904)	$38,373	$(21,298)	$(41,123)	$(11,891)	$(42,843)
Other significant items:
Provision for loan losses	$—	$8,866	$—	$—	$—	$8,866
Impairment of assets	—	—	3,053	2,738	—	5,791
Depreciation and amortization	—	—	5,142	952	1,233	7,327
Capitalized expenditures	21,764	—	1,636	30,506	—	53,906

Year Ended December 31, 2019
Operating lease income	$3,585	$—	$28,423	$286	$—	$32,294
Interest income	—	75,636	—	—	—	75,636
Other income	7,535	4,946	17,384	7,838	8,477	46,180
Land development revenue	—	—	—	119,595	—	119,595
Earnings (losses) from equity method investments	29,764	—	8,298	4,322	(6)	42,378
Income from sales of real estate	—	—	11,969	—	—	11,969
Total revenue and other earnings	40,884	80,582	66,074	132,041	8,471	328,052
Real estate expense	(197)	—	(35,322)	(32,318)	—	(67,837)
Land development cost of sales	—	—	—	(109,663)	—	(109,663)
Other expense	—	(462)	—	—	(12,658)	(13,120)
Allocated interest expense	(52,934)	(29,587)	(10,249)	(20,706)	(28,223)	(141,699)
Allocated general and administrative(5)	(25,990)	(8,254)	(2,887)	(11,957)	(19,085)	(68,173)
Segment profit (loss)(4)	$(38,237)	$42,279	$17,616	$(42,603)	$(51,495)	$(72,440)
Other significant non-cash items:
Provision for loan losses	$—	$6,482	$—	$—	$—	$6,482
Impairment of assets	—	—	3,853	6,427	668	10,948
Depreciation and amortization	—	—	4,977	977	1,222	7,176
Capitalized expenditures	31,445	—	5,617	99,031	—	136,093

As of December 31, 2021
Real estate, net	$—	$—	$92,150	$—	$—	$92,150
Real estate available and held for sale	—	—	301	—	—	301

iStar Inc.

Notes to Consolidated Financial Statements

Total real estate	—	—	92,451	—	—	92,451
Real estate and other assets available and held for sale and classified as discontinued operations(1)	2,299,711	—	—	—	—	2,299,711
Net investment in leases	43,215	—	—	—	—	43,215
Land and development, net	—	—	—	286,810	—	286,810
Loans receivable and other lending investments, net	—	332,844	—	—	—	332,844
Loan receivable held for sale	43,215	—	—	—	—	43,215
Other investments	1,186,162	48,862	43,252	1,096	17,909	1,297,281
Total portfolio assets	3,572,303	381,706	135,703	287,906	17,909	4,395,527
Cash and other assets						445,007
Total assets						$4,840,534

As of December 31, 2020
Real estate, net	$—	$—	$192,378	$—	$—	$192,378
Real estate available and held for sale	—	—	5,212	—	—	5,212
Total real estate	—	—	197,590	—	—	197,590
Real estate and other assets available and held for sale and classified as discontinued operations(1)	2,228,570	—	—	—	—	2,228,570
Land and development, net	—	—	—	430,663	—	430,663
Loans receivable and other lending investments, net	—	686,931	—	—	—	686,931
Other investments	937,712	—	58,739	31,200	69,911	1,097,562
Total portfolio assets	$3,166,282	$686,931	$256,329	$461,863	$69,911	4,641,316
Cash and other assets						220,492
Total assets						$4,861,808
(1)	Refer to Note – Net Lease Sale and Discontinued Operations.
(2)	Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s joint venture investments and strategic investments that are not included in the other reportable segments above.
(3)	General and administrative excludes stock-based compensation expense of $69.3 million, $39.4 million and $30.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(4)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Segment profit	$85,382	$(42,843)	$(72,440)
Less: Recovery of (provision for) loan losses	8,085	(8,866)	(6,482)
Less: Impairment of assets	(678)	(5,791)	(10,948)
Less: Stock-based compensation expense	(69,261)	(39,354)	(30,436)
Less: Depreciation and amortization	(7,072)	(7,327)	(7,176)
Less: Income tax benefit (expense)	118	(89)	(369)
Less: Loss on early extinguishment of debt, net	—	(12,038)	(27,724)
Less: Net income from discontinued operations	121,452	85,455	489,900
Net income (loss)	$138,026	$(30,853)	$334,325

iStar Inc.

Notes to Consolidated Financial Statements

Note 19—Selected Quarterly Financial Data (unaudited)

The following table sets forth the selected quarterly financial data (unaudited) for the Company ($ in thousands, except per share amounts). Certain amounts have been reclassified from the prior period presentation (Refer to Note 3 - Net Lease Sale and Discontinued Operations).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2021
Revenue	$50,760	$143,632	$54,254	$59,984
Net income (loss) from continuing operations	(41,578)	109,380	(36,731)	(14,497)
Net income from discontinued operations	52,037	21,614	25,315	22,486
Net income (loss) allocable to common shareholders	7,077	121,856	(19,543)	(405)
Earnings per share(1)
Net income (loss) from continuing operations
Basic	$(0.68)	$1.45	$(0.59)	$(0.28)
Diluted	(0.68)	1.28	(0.59)	(0.28)
Net income from discontinued operations
Basic	$0.79	$0.26	$0.32	$0.27
Diluted	0.79	0.23	0.32	0.27
Net income (loss) allocable to common shareholders
Basic	$0.11	$1.71	$(0.27)	$(0.01)
Diluted	0.11	1.51	(0.27)	(0.01)
Weighted average number of common shares
Basic	69,328	71,299	72,872	73,901
Diluted	69,328	80,487	72,872	73,901

2020
Revenue	$92,346	$64,221	$45,244	$122,288
Net income (loss) from continuing operations	(34,199)	(14,382)	(36,024)	(31,703)
Net income from discontinued operations	24,143	20,833	21,661	18,818
Net income (loss) allocable to common shareholders	(19,083)	(2,069)	(23,335)	(21,450)
Earnings per share(1)
Net income (loss) from continuing operations
Basic and diluted	$(0.55)	$(0.27)	$(0.55)	$(0.49)
Net income from discontinued operations
Basic and diluted	$0.29	$0.24	$0.24	$0.21
Net income (loss) allocable to common shareholders
Basic and diluted	$(0.26)	$(0.03)	$(0.31)	$(0.28)
Weighted average number of common shares
Basic and diluted	74,053	75,033	76,232	77,444
(1)	Basic and diluted EPS are computed independently based on the weighted-average shares of common stock and stock equivalents outstanding for each period. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

iStar Inc.

Schedule II—Valuation and Qualifying Accounts and Reserves

($ in thousands)

	Balance at	Charged to	Adjustments		Balance at
	Beginning	Costs and	to Valuation		End
	of Period	Expenses	Accounts	Deductions	of Period
For the Year Ended December 31, 2019
Continuing Operations
Reserve for loan losses(1)(2)	$53,395	$6,482	$—	$(31,243)	$28,634
Allowance for doubtful accounts(2)	1,633	(280)	—	(622)	731
Allowance for deferred tax assets(2)	78,107	1,538	—	—	79,645
	$133,135	$7,740	$—	$(31,865)	$109,010
Discontinued Operations
Allowance for doubtful accounts(2)	1,638	(416)	—	(11)	1,211
	$1,638	$(416)	$—	$(11)	$1,211
For the Year Ended December 31, 2020
Continuing Operations
Reserve for loan losses(1)(2)	$28,634	$8,866	$409	$(25,889)	$12,020
Allowance for doubtful accounts(2)	731	1,324	—	(896)	1,159
Allowance for deferred tax assets(2)	79,645	456	—	—	80,101
	$109,010	$10,646	$409	$(26,785)	$93,280
Discontinued Operations
Reserve for loan losses(1)(2)	$—	$186	$964	$—	$1,150
Reserve for losses on net investment in leases	—	1,760	9,111	—	10,871
Allowance for doubtful accounts(2)	1,211	(488)	—	(204)	519
	$1,211	$1,458	$10,075	$(204)	$12,540
For the Year Ended December 31, 2021
Continuing Operations
Reserve for loan losses(1)(2)	$12,020	$(8,085)	$834	$—	$4,769
Allowance for doubtful accounts(2)	1,159	(907)	—	(198)	54
Allowance for deferred tax assets(2)	80,101	(13,216)	2,475	—	69,360
	$93,280	$(22,208)	$3,309	$(198)	$74,183
Discontinued Operations
Reserve for loan losses(1)(2)	$1,150	$(1,150)	$—	$—	$—
Reserve for losses on net investment in leases	10,871	(10,871)	—	—	—
Allowance for doubtful accounts(2)	519	666	—	(902)	283
	$12,540	$(11,355)	$—	$(902)	$283
(1)	Refer to Note 7 to the Company’s consolidated financial statements.
(2)	Refer to Note 3 to the Company’s consolidated financial statements.

iStar Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2021

($ in thousands)

			Initial Cost to		Cost	Gross Amount Carried
			Company		Capitalized	at Close of Period						Depreciable
				Building and	Subsequent to		Building and		Accumulated		Date	Life
Location		Encumbrances	Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation		Acquired	(Years)
CONTINUING OPERATIONS
LAND:
California	LAN003	$-	$28,464	$2,836	$(19,453)	$9,011	$2,836	$11,847	$2,866	(3)	2010	—
Florida	LAN004	-	26,600	-	(25,987)	26,600	(25,987)	613	7		2010	—
New Jersey	LAN006	-	43,300	-	32,034	75,334	-	75,334	1,189	(3)	2009	—
New Jersey	LAN007	-	3,992	-	51,329	55,321	-	55,321	-		2009	—
New Jersey	LAN008	-	111	5,954	2,275	2,386	5,954	8,340	-		2009	—
New York	LAN009	-	58,900	-	(19,874)	39,026	-	39,026	-		2011	—
New York	LAN011	-	4,600	-	-	4,600	-	4,600	-		2018	—
Virginia	LAN012	-	72,138	-	30,401	102,539	-	102,539	6,748	(3)	2009	—
Subtotal		-	238,105	8,790	50,725	314,817	(17,197)	297,620	10,810

RETAIL:
Hawaii	RET003	$-	$3,393	$21,155	$(7,134)	$3,393	$14,021	$17,414	$4,994		2009	40.0
Illinois	RET004	-	-	336	2,282	-	2,618	2,618	1,379		2010	40.0
Subtotal		-	3,393	21,491	(4,852)	3,393	16,639	20,032	6,373

HOTEL:
Hawaii	HOT001	$-	$17,996	$17,996	$(31,160)	$3,419	$1,413	$4,832	$4,531		2009	40.0
New Jersey	HOT002	-	297	18,299	3,931	297	22,230	22,527	3,089		2019	40.0
New Jersey	HOT003	-	120	6,548	23	120	6,571	6,691	412		2019	40.0
New Jersey	HOT004	-	3,815	40,194	4,143	3,815	44,337	48,152	10,002		2016	40.0
Subtotal		-	22,228	83,037	(23,063)	7,651	74,551	82,202	18,034

ENTERTAINMENT:
New Jersey	ENT060	$-	$750	$10,670	$798	$750	$11,468	$12,218	$1,226		2017	40.0
New York	ENT063	-	3,277	-	614	587	3,304	3,891	259		2013	40.0
Subtotal		-	4,027	10,670	1,412	1,337	14,772	16,109	1,485

TOTAL CONTINUING OPERATIONS		$-	$267,753	$123,988	$24,222	$327,198	$88,765	$415,963	$36,702	(5)

iStar Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2021

($ in thousands)

				Initial Cost to		Cost	Gross Amount Carried
				Company		Capitalized	at Close of Period
					Building and	Subsequent to		Building and		Accumulated	Date	Life
Location		Encumbrances		Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation	Acquired	(Years)
DISCONTINUED OPERATIONS
OFFICE FACILITIES:
Arizona	OFF001	-	(1)	1,033	6,652	2,942	1,033	9,594	10,627	5,688	1999	40.0
Arizona	OFF002	-	(1)	1,033	6,652	491	1,033	7,143	8,176	3,916	1999	40.0
Arizona	OFF003	-	(1)	1,033	6,652	556	1,033	7,208	8,241	3,976	1999	40.0
Arizona	OFF004	-	(1)	701	4,339	2,170	701	6,509	7,210	3,138	1999	40.0
California	OFF005	-		9,702	29,831	2,360	9,702	32,191	41,893	3,363	2018	40.0
Colorado	OFF006	-	(1)	-	16,752	(11,213)	-	5,539	5,539	712	2002	40.0
Hawaii	OFF007	43,751		-	42,177	-	-	42,177	42,177	-	2021	40.0
Illinois	OFF008	19,628		7,681	30,230	-	7,681	30,230	37,911	3,375	2018	40.0
Maryland	OFF009	115,000		19,529	148,286	(85)	19,529	148,201	167,730	11,977	2018	40.0
Massachusetts	OFF010	-		1,600	21,947	286	1,600	22,233	23,833	11,091	2002	40.0
New Jersey	OFF011	63,500		-	99,296	238	-	99,534	99,534	7,067	2019	40.0
New Jersey	OFF012	45,610		7,726	74,429	10	7,724	74,441	82,165	35,482	2002	40.0
New Jersey	OFF013	5,885		1,008	13,763	206	1,008	13,969	14,977	6,203	2004	40.0
New Jersey	OFF014	14,013		2,456	28,955	814	2,456	29,769	32,225	13,269	2004	40.0
New York	OFF015	69,986		19,631	104,527	-	19,631	104,527	124,158	9,576	2018	40.0
Texas	OFF016	91,000		-	88,136	17,533	-	105,669	105,669	7,423	2019	40.0
Virginia	OFF017	49,161		14,242	68,610	-	14,242	68,610	82,852	7,244	2018	40.0
Subtotal		517,534		87,375	791,234	16,308	87,373	807,544	894,917	133,500

INDUSTRIAL FACILITIES:
Michigan	IND001	-	(1)	598	9,814	-	598	9,814	10,412	4,867	2007	40.0
Minnesota	IND002	-	(1)	6,705	17,690	-	6,225	18,170	24,395	7,682	2005	40.0
Ohio	IND003	51,282		1,990	56,329	25,001	1,990	81,330	83,320	6,597	2018	40.0
Oklahoma	IND004	7,565		401	7,644	-	401	7,644	8,045	1,432	2018	40.0
Texas	IND005	7,566		2,341	17,142	-	2,341	17,142	19,483	1,880	2018	40.0
Wisconsin	IND006	29,349		2,845	55,805	272	2,845	56,077	58,922	6,182	2018	40.0
Subtotal		95,762		14,880	164,424	25,273	14,400	190,177	204,577	28,640

iStar Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2021

($ in thousands)

				Initial Cost to		Cost	Gross Amount Carried
				Company		Capitalized	at Close of Period
					Building and	Subsequent to		Building and		Accumulated	Date	Life
Location		Encumbrances		Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation	Acquired	(Years)
ENTERTAINMENT:
Alabama	ENT001	$1,566		$1,939	$1,840	$-	$1,939	$1,840	$3,779	$403	2018	40.0
Arizona	ENT002	1,252		389	2,074	1	389	2,075	2,464	273	2018	40.0
Arizona	ENT003	2,208		1,750	2,118	-	1,750	2,118	3,868	439	2018	40.0
Arizona	ENT004	4,647		1,969	3,552	-	1,969	3,552	5,521	577	2018	40.0
Arizona	ENT005	1,402		970	1,710	-	970	1,710	2,680	267	2018	40.0
Arizona	ENT006	1,640		1,205	1,933	-	1,205	1,933	3,138	286	2018	40.0
Arizona	ENT007	917		456	877	1	456	878	1,334	159	2018	40.0
California	ENT008	2,470		2,032	4,869	-	2,032	4,869	6,901	776	2018	40.0
California	ENT009	1,528		1,097	1,882	1	1,097	1,883	2,980	342	2018	40.0
California	ENT010	1,455		990	1,910	-	990	1,910	2,900	319	2018	40.0
California	ENT011	2,666		1,649	3,803	-	1,649	3,803	5,452	603	2018	40.0
California	ENT012	2,488		1,503	3,608	-	1,503	3,608	5,111	552	2018	40.0
California	ENT013	1,068		777	1,963	-	777	1,963	2,740	368	2018	40.0
California	ENT015	-	(1)	-	1,953	28,817	-	30,770	30,770	9,002	2008	40.0
California	ENT016	1,528		1,167	1,930	-	1,167	1,930	3,097	329	2018	40.0
Canada	ENT017	2,007		1,231	2,491	-	1,231	2,491	3,722	412	2018	40.0
Colorado	ENT018	1,545		1,057	1,719	-	1,057	1,719	2,776	310	2018	40.0
Colorado	ENT019	1,052		497	820	-	497	820	1,317	167	2018	40.0
Colorado	ENT020	1,464		713	2,206	-	713	2,206	2,919	262	2018	40.0
Colorado	ENT021	5,283		2,880	5,586	-	2,880	5,586	8,466	806	2018	40.0
Colorado	ENT022	1,550		1,018	1,886	-	1,018	1,886	2,904	312	2018	40.0
Colorado	ENT023	1,005		669	1,671	-	669	1,671	2,340	277	2018	40.0
Florida	ENT024	1,102		757	1,347	-	757	1,347	2,104	240	2018	40.0
Florida	ENT025	-	(1)	-	41,809	-	-	41,809	41,809	25,998	2005	27.0
Florida	ENT026	-	(1)	6,550	-	17,118	6,533	17,135	23,668	6,281	2006	40.0
Florida	ENT027	1,183		513	493	-	513	493	1,006	73	2018	40.0
Florida	ENT028	1,245		843	1,537	-	843	1,537	2,380	278	2018	40.0
Florida	ENT029	-	(1)	4,200	18,272	2,591	4,200	20,863	25,063	7,805	2005	40.0
Georgia	ENT031	1,824		1,383	3,776	-	1,383	3,776	5,159	529	2018	40.0
Georgia	ENT032	4,341		2,098	5,113	(1)	2,098	5,112	7,210	700	2018	40.0
Georgia	ENT033	1,367		911	1,285	-	911	1,285	2,196	221	2018	40.0
Georgia	ENT034	1,978		1,180	1,436	-	1,180	1,436	2,616	238	2018	40.0
Georgia	ENT035	1,176		715	760	-	715	760	1,475	153	2018	40.0
Georgia	ENT036	2,210		1,110	380	-	1,110	380	1,490	141	2018	40.0
Georgia	ENT037	1,957		893	311	1	893	312	1,205	74	2018	40.0
Illinois	ENT038	2,894		1,312	4,041	-	1,312	4,041	5,353	733	2018	40.0
Illinois	ENT039	1,575		861	3,945	-	861	3,945	4,806	555	2018	40.0
Illinois	ENT040	-	(1)	8,803	57	33,479	8,803	33,536	42,339	11,043	2006	40.0
Illinois	ENT041	1,016		455	819	1	455	820	1,275	111	2018	40.0
Illinois	ENT042	1,126		924	238	1	924	239	1,163	225	2018	40.0
Illinois	ENT043	1,150		704	956	(1)	704	955	1,659	153	2018	40.0

iStar Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2021

($ in thousands)

				Initial Cost to		Cost	Gross Amount Carried
				Company		Capitalized	at Close of Period
					Building and	Subsequent to		Building and			Accumulated	Date	Life
Location		Encumbrances		Land	Improvements	Acquisition(2)	Land	Improvements	Total		Depreciation	Acquired	(Years)
Illinois	ENT044	2,771		2,254	3,251	-	2,254	3,251	5,505		674	2018	40.0
Illinois	ENT045	1,025		730	682	-	730	682	1,412		169	2018	40.0
Illinois	ENT046	1,665		1,754	3,289	(1)	1,754	3,288	5,042		556	2018	40.0
Illinois	ENT047	918		600	666	-	600	666	1,266		150	2018	40.0
Illinois	ENT048	584		342	670	-	342	670	1,012		116	2018	40.0
Illinois	ENT049	1,098		829	1,597	(1)	829	1,596	2,425		280	2018	40.0
Maryland	ENT050	1,600		1,762	1,300	-	1,762	1,300	3,062		290	2018	40.0
Maryland	ENT051	1,244		889	1,632	1	889	1,633	2,522		225	2018	40.0
Minnesota	ENT052	2,460		1,801	2,814	(1)	1,801	2,813	4,614		584	2018	40.0
Minnesota	ENT053	2,453		1,455	2,036	-	1,455	2,036	3,491		421	2018	40.0
Minnesota	ENT054	-	(1)	2,962	-	17,164	2,962	17,164	20,126		7,490	2006	40.0
Minnesota	ENT055	2,506		1,496	2,117	-	1,496	2,117	3,613		388	2018	40.0
Minnesota	ENT056	2,508		1,910	3,373	-	1,910	3,373	5,283		538	2018	40.0
Minnesota	ENT057	-	(1)	2,437	8,715	2,098	2,437	10,813	13,250		5,250	2006	40.0
Missouri	ENT058	2,728		1,936	3,381	(0)	1,936	3,381	5,317		529	2014	40.0
Missouri	ENT059	1,283		803	1,408	0	803	1,408	2,211		214	2014	40.0
New Jersey	ENT061	1,493		1,141	2,094	-	1,141	2,094	3,235		287	2018	40.0
New Jersey	ENT062	1,368		1,354	1,314	-	1,354	1,314	2,668		353	2018	40.0
Ohio	ENT064	892		290	1,057	-	290	1,057	1,347		110	2018	40.0
Pennsylvania	ENT065	775		410	759	-	410	759	1,169		158	2018	40.0
Texas	ENT066	1,098		712	763	-	712	763	1,475		136	2018	40.0
Texas	ENT067	897		379	266	-	379	266	645		67	2018	40.0
Texas	ENT068	1,996		1,073	2,274	-	1,073	2,274	3,347		337	2018	40.0
Washington	ENT069	2,004		1,608	4,010	-	1,608	4,010	5,618		627	2018	40.0
Subtotal		102,252		91,097	188,444	101,269	91,080	289,730	380,810		92,741

RETAIL:
Colorado	RET001	-	(1)	2,631	279	5,195	2,607	5,498	8,105		1,999	2006	40.0
Florida	RET002	-	(1)	3,950	-	10,285	3,908	10,327	14,235		3,935	2005	40.0
New Mexico	RET005	-	(1)	1,733	-	8,728	1,705	8,756	10,461		3,453	2005	40.0
New York	RET006	-	(1)	731	6,073	700	711	6,793	7,504		3,051	2005	40.0
Texas	RET007	-	(1)	3,538	4,215	(187)	3,514	4,052	7,566		1,604	2005	40.0
Utah	RET008	-	(1)	3,502	-	5,978	3,502	5,978	9,480		2,260	2005	40.0
Subtotal		-		16,085	10,567	30,699	15,947	41,404	57,351		16,302

TOTAL DISCONTINUED OPERATIONS		$715,548		$209,437	$1,154,669	$173,549	$208,800	$1,328,855	$1,537,655		$271,183

GRAND TOTAL		$715,548		$477,190	$1,278,657	$197,771	$535,998	$1,417,620	$1,953,618	(4)	$307,885

(1)	Consists of properties pledged as collateral under the Company’s secured credit facilities with a carrying value of $217.7 million.
(2)	Includes impairments and unit sales.

iStar Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2021

($ in thousands)

(3)	These properties have land improvements which have depreciable lives of 15 to 20 years.
(4)	The aggregate cost for Federal income tax purposes was approximately $2.14 billion at December 31, 2021.
(5)	Includes $10.8 million and $4.5 million relating to accumulated depreciation for land and development assets and real estate assets held for sale, respectively, as of December 31, 2021.

The following table reconciles real estate, excluding real estate classified as discontinued operations, from January 1, 2019 to December 31, 2021:

	2021	2020	2019
Balance at January 1	$660,896	$817,382	$	$ 885,200
Improvements and additions	24,691	32,142		102,590
Acquisitions through foreclosure	—	—		-
Other acquisitions	—	—		34,492
Dispositions	(268,945)	(182,838)		(194,523)
Impairments	(679)	(5,790)		(10,377)
Balance at December 31	$415,963	$660,896		$817,382

The following table reconciles accumulated depreciation, excluding accumulated depreciation for real estate classified as discontinued operations, from January 1, 2019 to December 31, 2021:

	2021	2020	2019
Balance at January 1	$(32,643)	$(28,049)	$(30,961)
Additions	(5,086)	(5,482)	(5,221)
Dispositions	1,027	888	8,133
Balance at December 31	$(36,702)	$(32,643)	$(28,049)

iStar Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2021

($ in thousands)

The following table reconciles real estate classified as discontinued operations from January 1, 2019 to December 31, 2021:

	2021	2020	2019
Balance at January 1	$1,542,101	$1,547,031	$1,825,312
Improvements and additions	2,578	21,764	31,445
Other acquisitions	42,177	—	196,944
Dispositions	(23,201)	(26,694)	(270,125)
Other	(26,000)	—	(236,545)
Balance at December 31	$1,537,655	$1,542,101	$1,547,031

The following table reconciles accumulated depreciation classified as discontinued operations from January 1, 2019 to December 31, 2021:

	2021	2020	2019
Balance at January 1	$(250,198)	$(219,949)	$(287,764)
Additions	(40,268)	(38,787)	(40,393)
Dispositions	8,224	8,538	64,008
Other	11,059	—	44,200
Balance at December 31	$(271,183)	$(250,198)	$(219,949)

iStar Inc.

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2021

($ in thousands)

		Contractual	Contractual				Face	Carrying
		Interest	Interest	Effective	Periodic		Amount	Amount
		Accrual	Payment	Maturity	Payment	Prior	of	of
Type of Loan/Borrower	Underlying Property Type	Rates	Rates	Dates	Terms(1)	Liens	Mortgages	Mortgages(2)(3)
Senior Mortgages:
Borrower A	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	June, 2022	IO	—	$14,350	$14,320
Borrower B	Mixed Use/Mixed Collateral	LIBOR + 6.75%	LIBOR + 6.75%	June, 2021	IO	—	54,151	59,063
Borrower C	Mixed Use/Mixed Collateral	LIBOR + 4.75%	LIBOR + 4.75%	July, 2022	IO	—	52,230	52,161
Borrower D	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	December, 2022	IO	—	28,337	28,394
Borrower E	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	January, 2022	IO	—	29,952	30,128
Senior mortgages individually <3%	Retail, Mixed Use/Mixed Collateral	Fixed: 9.68% Variable: LIBOR + 5.00%	Fixed: 9.68% Variable: LIBOR + 5.00%	2022 to 2024	IO	—	14,859	14,965

Subordinate Mortgages:
Subordinate mortgages individually <3%	Hotel	Fixed: 6.80%	Fixed: 6.80%	September, 2057	IO	—	12,453	12,457
							12,453	12,457
Total mortgages							$206,332	$211,488
(1)	IO = Interest only.
(2)	Amounts are presented net of asset-specific allowances of $0.6 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.
(3)	The carrying amount of mortgages approximated the federal income tax basis.

iStar Inc.

Schedule IV—Mortgage Loans on Real Estate (Continued)

As of December 31, 2021

($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2019 to December 31, 2021:(1)

	2021	2020	2019
Balance at January 1	$496,553	$561,761	$730,515
Additions:
New mortgage loans	32,942	19,975	11,667
Additions under existing mortgage loans	20,958	72,574	164,120
Other(2)	7,455	25,867	25,740
Deductions(3):
Collections of principal	(304,053)	(178,662)	(355,769)
Provision for loan losses	166	(4,930)	(493)
Transfers to real estate and equity investments	(42,501)	—	(13,987)
Amortization of premium	(32)	(32)	(32)
Balance at December 31	$211,488	$496,553	$561,761
(1)	Balances represent the carrying value of loans, which are net of asset specific allowances.
(2)	Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.
(3)	Amount is presented net of charge-offs of $25.9 million for the years ended December 31, 2020.

Item 9.   Changes and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures—The Company has established and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. Both the Chief Executive Officer and the Chief Financial Officer are members of the disclosure committee.

Based upon their evaluation as of December 31, 2021, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

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

Based on management’s assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2021.

The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.   Executive Compensation

Portions of the Company’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.   Principal Registered Public Accounting Firm Fees and Services

Portions of the Company’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.
(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Restated Charter of the Company (including the Articles Supplementary for each Series of the Company’s Preferred Stock).(1)
3.2	Amended and Restated Bylaws of the Company.(2)
3.6	Articles Supplementary relating to Series D Preferred Stock.(1)
3.8	Articles Supplementary relating to Series G Preferred Stock.(1)
3.9	Articles Supplementary relating to Series I Preferred Stock.(1)
4.1	Form of 8.00% Series D Cumulative Redeemable Preferred Stock Certificate.(3)
4.2	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(4)
4.3	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(5)
4.4	Form of Stock Certificate for the Company’s Common Stock.(6)
4.5	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(6)
4.6	Form of Global Note, No. 1, evidencing 5.500% Senior Notes due 2026(7)
4.7	Thirty-Fifth Supplemental Indenture, dated September 1, 2020, governing the 5.500% Senior Notes due 2026(7)
4.8	Thirty-Second Supplemental Indenture, dated as of September 20, 2017, governing the 3.125% Senior Notes due 2022.(8)
4.9	Form of Global Note, No. 1, evidencing 3.125% Senior Notes due 2022.(8)
4.10	Thirty-Third Supplemental Indenture, dated as of September 16, 2019, governing the 4.75% Senior Notes due 2024.(9)
4.11	Thirty-Fourth Supplemental Indenture, dated as of December 16, 2019, governing the 4.25% Senior Notes due 2025.(10)
4.12	Thirty-Sixth Supplemental Indenture, dated as of October 29, 2021, governing the 4.75% Notes due 2024.(11)
4.13	Thirty-Seventh Supplemental Indenture, dated as of October 29, 2021, governing the 4.25% Notes due 2025.(11)
4.14	Thirty-Eighth Supplemental Indenture, dated as of October 29, 2021, governing the 5.50% Notes due 2026. (11)
4.15	Description of Common and Preferred Stock(12)
10.1	iStar Inc. 2009 Long Term Incentive Compensation Plan.(13)
10.2	iStar Inc. 2013 Performance Incentive Plan.(14)
10.3	Form of Restricted Stock Unit Award Agreement.(15)
10.4	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(16)
10.5	Form of Award Agreement For Investment Pool.(17)
10.6

Amended and Restated Credit Agreement, dated as of June 23, 2016, by the Company, the banks set forth therein and J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A., Bank Of America, N.A. and Barclays Bank PLC as joint lead arrangers.(18)

10.7	Security Agreement, dated as of June 23, 2016, made by the Company, and the other parties thereto in favor of J.P. Morgan Chase Bank, N.A., as administrative agent.(18)
10.8	Third Amendment, dated as of June 28, 2018, to the Amended and Restated Credit Agreement referenced at Exhibit 10.8 (19)
10.9	Amended and Restated Credit Agreement dated as of September 27, 2019, among the Company, the other parties named therein and JPMorgan Chase Bank, N.A. as administrative agent.(20)
10.10	Stockholder Agreement, dated as of January 2, 2019, between iStar Inc., and Safehold Inc.(21)

10.11	Amended and Restated Management Agreement, dated as of January 2, 2019, among Safehold Inc., SFTY Manager LLC and iStar Inc.(21)
10.12	First Amendment to Stockholder Agreement, dated as of January 14, 2020, between iStar Inc. and Safehold Inc. (22)
10.13	First Amendment to Amended and Restated Management Agreement, dated as of January 14, 2020, among Safehold Inc., SFTY Manager LLC and iStar Inc.(22)
10.14	First Amendment to Exclusivity Agreement, dated as of January 14, 2020, between the Company and Safehold Inc. (22)
14.0	iStar Inc. Code of Conduct.(23)
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101**	Interactive data file
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2016.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2018.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-A filed on December 10, 2003.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-A filed on February 27, 2004.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.
(6)	Incorporated by reference from the Company’s Current Report on Form S-3 Registration Statement filed on February 12, 2001.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 1, 2020.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 20, 2017.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 16, 2019.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2019.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 2, 2021.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 24, 2020.
(13)	Incorporated by reference from the Company’s Definitive Proxy Statement filed on April 9, 2019.
(14)	Incorporated by reference from the Company’s Definitive Proxy Statement filed on April 11, 2014.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 25, 2007.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.
(17)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 filed on March 27, 2015.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 29, 2016
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 5, 2018.
(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on October 31, 2019.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2019.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2020.
(23)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
*	Filed herewith.

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

iStar Inc.
Registrant
Date:	February 24, 2022	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

iStar Inc.
Registrant
Date:	February 24, 2022	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer (principal financial officer)

iStar Inc.
Registrant
Date:	February 24, 2022	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2022	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors
Chief Executive Officer

Date:	February 24, 2022	/s/ CLIFFORD DE SOUZA
Clifford De Souza
Director

Date:	February 24, 2022	/s/ DAVID EISENBERG
David Eisenberg
Director

Date:	February 24, 2022	/s/ ROBIN JOSEPHS
Robin Josephs
Director

Date:	February 24, 2022	/s/ RICHARD LIEB
Richard Lieb
Director

Date:	February 24, 2022	/s/ BARRY W. RIDINGS
Barry W. Ridings
Director