Form 10-Q
period 2022-03-31
ISTAR INC.
filed 2022-05-04
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2022, there were 82,847,755 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

iStar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Real estate
Real estate, at cost	$113,679	$113,510
Less: accumulated depreciation	(22,245)	(21,360)
Real estate, net	91,434	92,150
Real estate available and held for sale	301	301
Total real estate	91,735	92,451
Real estate and other assets available and held for sale and classified as discontinued operations(2)	226,309	2,299,711
Net investment in leases ($281 and $0 of allowances as of March 31, 2022 and December 31, 2021, respectively)	28,131	43,215
Land and development, net	277,421	286,810
Loans receivable and other lending investments, net ($4,932 and $4,769 of allowances as of March 31, 2022 and December 31, 2021, respectively)	331,839	332,844
Loans receivable held for sale	—	43,215
Other investments	1,526,019	1,297,281
Cash and cash equivalents	1,500,203	339,601
Accrued interest and operating lease income receivable, net	1,666	1,813
Deferred operating lease income receivable, net	3,046	3,159
Deferred expenses and other assets, net	97,682	100,434
Total assets	$4,084,051	$4,840,534
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$198,886	$236,732
Liabilities associated with real estate held for sale and classified as discontinued operations(2)	15,963	968,419
Liabilities associated with properties held for sale	—	3
Debt obligations, net	2,084,252	2,572,174
Total liabilities	2,299,101	3,777,328
Commitments and contingencies (refer to Note 11)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 69,096 and 68,870 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	69	69
Additional paid-in capital	3,100,665	3,100,015
Accumulated deficit	(1,625,086)	(2,227,213)
Accumulated other comprehensive loss	(21,224)	(21,587)
Total iStar Inc. shareholders' equity	1,454,436	851,296
Noncontrolling interests	330,514	211,910
Total equity	1,784,950	1,063,206
Total liabilities and equity	$4,084,051	$4,840,534
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	Refer to Note 3 - Net Lease Sale and Discontinued Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Operating lease income	$3,109	$4,931
Interest income	4,948	9,789
Interest income from sales-type leases	356	—
Other income	8,640	13,015
Land development revenue	14,900	32,249
Total revenues	31,953	59,984
Costs and expenses:
Interest expense	29,243	28,809
Real estate expense	10,117	8,719
Land development cost of sales	14,496	29,323
Depreciation and amortization	1,357	2,401
General and administrative	1,375	21,439
Provision for (recovery of) loan losses	135	(3,642)
Provision for losses on net investment in leases	281	—
Impairment of assets	—	257
Other expense	930	253
Total costs and expenses	57,934	87,559
Income from sales of real estate	492	612
Loss from operations before earnings from equity method investments and other items	(25,489)	(26,963)
Loss on early extinguishment of debt, net	(1,428)	—
Earnings from equity method investments	25,032	11,768
Net loss from continuing operations before income taxes	(1,885)	(15,195)
Income tax (expense) benefit	(3)	698
Net loss from continuing operations	(1,888)	(14,497)
Net income from discontinued operations(1)	797,688	22,486
Net income	795,800	7,989
Net loss from continuing operations attributable to noncontrolling interests	18	44
Net (income) from discontinued operations attributable to noncontrolling interests	(179,089)	(2,564)
Net income attributable to iStar Inc.	616,729	5,469
Preferred dividends	(5,874)	(5,874)
Net income (loss) allocable to common shareholders	$610,855	$(405)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$8.85	$(0.01)
Net loss from continuing operations and allocable to common shareholders:
Basic and diluted	$(0.11)	$(0.28)
Net income from discontinued operations and allocable to common shareholders:
Basic and diluted	$8.96	$0.27
Weighted average number of common shares:
Basic and diluted	69,037	73,901
(1)	Refer to Note 3 - Net Lease Sale and Discontinued Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income	$795,800	$7,989
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges into earnings upon realization(1)	621	2,338
Unrealized losses on available-for-sale securities	(3,013)	(1,031)
Unrealized gains on cash flow hedges	2,755	11,973
Other comprehensive income	363	13,280
Comprehensive income	796,163	21,269
Comprehensive (income) attributable to noncontrolling interests(2)	(179,071)	(4,978)
Comprehensive income attributable to iStar Inc.	$617,092	$16,291
(1)	Reclassified to “Net income from discontinued operations” in the Company’s consolidated statements of operations for the three months ended March 31, 2021 is $2,104. Reclassified to “Earnings from equity method investments” in the Company’s consolidated statements of operations for the three months ended March 31, 2022 and 2021 are $621 and $234, respectively.
(2)	For the three months ended March 31, 2022 and 2021, $179.1 million and $5.0 million, respectively, of comprehensive income attributable to noncontrolling interests was from discontinued operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	iStar Inc. Shareholders' Equity
					Accumulated
		Common	Additional	Retained	Other
	Preferred	Stock at	Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Stock(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of December 31, 2021	$12	$69	$3,100,015	$(2,227,213)	$(21,587)	$211,910	$1,063,206
Dividends declared—preferred	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.125 per share)	—	—	—	(8,728)	—	—	(8,728)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	650	—	—	1,350	2,000
Net income	—	—	—	616,729	—	179,071	795,800
Change in accumulated other comprehensive income (loss)	—	—	—	—	363	—	363
Contributions from noncontrolling interests	—	—	—	—	—	7,893	7,893
Distributions to noncontrolling interests	—	—	—	—	—	(69,710)	(69,710)
Balance as of March 31, 2022	$12	$69	$3,100,665	$(1,625,086)	$(21,224)	$330,514	$1,784,950

Balance as of December 31, 2020	$12	$74	$3,240,535	$(2,316,972)	$(52,680)	$193,414	$1,064,383
Impact from adoption of new accounting standards	—	—	(25,869)	15,850	—	—	(10,019)
Dividends declared—preferred	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.11 per share)	—	—	—	(8,236)	—	—	(8,236)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	2,572	—	—	1,370	3,942
Net income	—	—	—	5,469	—	2,520	7,989
Change in accumulated other comprehensive income (loss)	—	—	—	—	10,822	2,458	13,280
Repurchase of stock	—	(1)	(12,376)	—	—	—	(12,377)
Contributions from noncontrolling interests	—	—	—	—	—	64	64
Distributions to noncontrolling interests	—	—	—	—	—	(2,145)	(2,145)
Balance as of March 31, 2021	$12	$73	$3,204,862	$(2,309,763)	$(41,858)	$197,681	$1,051,007
(1)	Refer to Note 13 for details on the Company’s Preferred Stock.
(2)	Net of payments for withholding taxes upon vesting of stock-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$795,800	$7,989
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	135	(3,794)
Provision for losses on net investment in leases	281	(1,601)
Impairment of assets	1,492	1,785
Depreciation and amortization	1,357	15,455
Non-cash interest income from sales-type leases	(1,580)	(9,388)
Stock-based compensation (income) expense	(12,427)	5,508
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	2,930	2,016
Amortization of discounts/premiums and deferred interest on loans, net	(2,785)	(3,379)
Deferred interest on loans received	—	23,703
Earnings from equity method investments	(152,161)	(12,769)
Distributions from operations of other investments	16,429	10,598
Deferred operating lease income	(2,373)	(2,684)
Income from sales of real estate	(684,229)	(612)
Land development revenue in excess of cost of sales	(404)	(2,926)
Loss on early extinguishment of debt, net	42,836	—
Other operating activities, net	(9,940)	(3,917)
Changes in assets and liabilities:
Origination and fundings of loans receivable held for sale	—	(16,086)
Changes in accrued interest and operating lease income receivable	1,368	1,945
Changes in deferred expenses and other assets, net	(1,735)	1,776
Changes in accounts payable, accrued expenses and other liabilities	(25,618)	(17,414)
Cash flows used in operating activities	(30,624)	(3,795)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(4,000)	(50,670)
Capital expenditures on real estate assets	(741)	(648)
Capital expenditures on land and development assets	(4,803)	(4,134)
Acquisitions of real estate, net investments in leases and land assets	(28,309)	—
Repayments of and principal collections on loans receivable and other lending investments, net	4,612	109,926
Net proceeds from sales of loans receivable	96,202	79,560
Net proceeds from sales of real estate	1,981,599	2,967
Net proceeds from sales of land and development assets	14,407	30,801
Net proceeds from sales of net investment in leases	563,495	—
Net proceeds from net investment in leases	—	6,575
Distributions from other investments	46,073	20,032
Contributions to and acquisition of interest in other investments	(255,182)	(59,866)
Other investing activities, net	4,514	3,092
Cash flows provided by investing activities	2,417,867	137,635
Cash flows from financing activities:
Borrowings from debt obligations	50,000	25,000
Repayments and repurchases of debt obligations	(965,592)	(32,308)
Purchase of marketable securities in connection with the defeasance of mortgage notes payable	(252,571)	—
Preferred dividends paid	(5,874)	(5,874)
Common dividends paid	(8,956)	(8,216)
Repurchase of stock	—	(10,775)
Payments for deferred financing costs	—	(75)
Payments for withholding taxes upon vesting of stock-based compensation	(3,808)	(2,085)
Contributions from noncontrolling interests	7,893	64
Distributions to noncontrolling interests	(35,476)	(2,145)
Payments for debt prepayment or extinguishment costs	(15,608)	—
Cash flows used in financing activities	(1,229,992)	(36,414)
Effect of exchange rate changes on cash	3	(111)
Changes in cash, cash equivalents and restricted cash	1,157,254	97,315
Cash, cash equivalents and restricted cash at beginning of period	393,996	150,566
Cash, cash equivalents and restricted cash at end of period	$1,551,250	$247,881

	For the Three Months Ended March 31,
	2022	2021
Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$1,500,203	$193,852
Restricted cash included in deferred expenses and other assets, net	51,047	54,029
Total cash and cash equivalents and restricted cash	$1,551,250	$247,881
Supplemental disclosure of non-cash investing and financing activity:
Fundings and (repayments) of loan receivables and loan participations, net	$—	$(42,501)
Accrued repurchase of stock	—	1,802
Distributions to noncontrolling interests	34,467	—
Defeasance of mortgage notes payable	230,452	—
Marketable securities transferred in connection with the defeasance of mortgage notes payable	252,571	—
Accounts payable for capital expenditures on land and development and real estate assets	2,053	—
Assumption of mortgage by third party	62,825	—

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

Business—iStar Inc. (the “Company”) finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also manages entities focused on ground lease investments (refer to Note 8). The Company has invested capital over the past two decades and is structured as a real estate investment trust (“REIT”) with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company’s primary reportable business segments are net lease (refer to Note 3 - Net Lease Sale and Discontinued Operations), real estate finance, operating properties and land and development (refer to Note 17).

Organization—The Company began its business in 1993 through the management of private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new investments and corporate acquisitions.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year. Certain prior year amounts have been reclassified in the Company’s consolidated financial statements and the related notes (refer to Note 3 – Net Lease Sale and Discontinued Operations) to conform to the current period presentation.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2022 and December 31,

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

2021. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of March 31, 2022 and December 31, 2021 ($ in thousands):

	As of
	March 31, 2022	December 31, 2021
ASSETS
Real estate
Real estate, at cost	$93,592	$93,477
Less: accumulated depreciation	(15,761)	(14,987)
Real estate, net	77,831	78,490
Real estate and other assets available and held for sale and classified as discontinued operations	—	886,845
Land and development, net	168,458	176,833
Cash and cash equivalents	730,820	23,908
Accrued interest and operating lease income receivable, net	541	—
Deferred operating lease income receivable, net	5	3
Deferred expenses and other assets, net	5,371	5,001
Total assets	$983,026	$1,171,081
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$28,529	$24,744
Liabilities associated with real estate held for sale and classified as discontinued operations	—	493,739
Total liabilities	28,529	518,483

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company’s consolidated financial statements. As of March 31, 2022, the Company’s maximum exposure to loss from these investments does not exceed the sum of the $58.7 million carrying value of the investments, which are classified in “Other investments” on the Company’s consolidated balance sheets, and $2.3 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

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

Net Lease Sale—In March 2022, the Company, through certain subsidiaries of and entities managed by the Company, closed on a definitive purchase and sale agreement to sell a portfolio of net lease properties owned and managed by such subsidiaries and entities to a third party for an aggregate gross sales price of approximately $3.07 billion and recognized a gain of $663.7 million in “Net income from discontinued operations” in the Company’s consolidated statements of operations. The Company refers to this transaction as the "Net Lease Sale" in this report. The Net Lease Sale is consistent with the Company’s stated corporate strategy which is to grow its Ground Lease and Ground Lease adjacent businesses (refer to Note 8) and simplify its portfolio through sales of other assets.

The portfolio sold consisted of office, entertainment and industrial properties located in the United States comprising approximately 18.3 million square feet. It included assets wholly-owned by the Company and assets owned by two joint ventures (see Net Lease Venture and Net Lease Venture II below) managed by the Company and in which it owned 51.9% interests. At the time of closing, the portfolio was encumbered by an aggregate of $702 million of mortgage indebtedness, including indebtedness from equity method investments, which was repaid with proceeds from the sale. After repayment of the mortgage indebtedness and prepayment penalties, a senior term loan secured by certain of the assets (refer to Note 10), payments to terminate derivative contracts, payments to joint venture partners, and payments of promotes, transaction expenses and amounts due under employee incentive plans, the Company retained net cash proceeds

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

of $1.2 billion from the transaction. In addition, as part of the transaction, the buyer sold three of the properties to Safehold Inc. (“SAFE”) for $122.0 million and entered into three Ground Leases with SAFE. Two net lease properties were sold to different third parties in the first quarter of 2022 and the Company’s net lease assets associated with its Ground Lease businesses were not included in the sale. The Company received net cash proceeds of $33.9 million from the sale of the two net lease properties and recognized a gain of $23.9 million in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the “Net Lease Venture”) and gave a right of first offer to the venture on all new net lease investments. The Company was responsible for sourcing new opportunities and managing the venture and its assets in exchange for a management fee and incentive fee. Several of the Company’s senior executives whose time was substantially devoted to the Net Lease Venture owned a total of 0.6% equity ownership in the venture via co-investment. These senior executives were also entitled to an amount equal to 50% of any incentive fee received based on the 47.5% external partner’s interest. Net Lease Venture was part of the Net Lease Sale. As of March 31, 2022, $316.6 million of “Noncontrolling interests” was attributable to the Net Lease Venture and represented proceeds from the Net Lease Sale that were not yet distributed to the Company’s partners in the venture as of March 31, 2022.

Net Lease Venture II—In July 2018, the Company entered into a new venture (the “Net Lease Venture II”) with an investment strategy similar to the Net Lease Venture. The Company was responsible for managing the venture in exchange for a management fee and incentive fee. During the three months ended March 31, 2022 and 2021, the Company recorded $0.4 million and $0.4 million, respectively, of management fees from Net Lease Venture II in “Net income from discontinued operations” in the Company’s consolidated statements of operations. Net Lease Venture II was part of the Net Lease Sale. As of March 31, 2022, $216.3 million of “Real estate and other assets available and held for sale and classified as discontinued operations” was attributable to the Net Lease Venture II and represented proceeds from the Net Lease Sale that were not yet distributed to the Company as of March 31, 2022.

Discontinued Operations—The Company’s net lease assets and liabilities included in the Net Lease Sale and the Company’s other two net lease assets are classified as “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of December 31, 2021. For the three months ended March 31, 2022 and 2021, the operations of such assets are classified in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company’s consolidated assets and liabilities recorded in “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021 ($ in thousands).

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Real estate
Real estate, at cost	$—	$1,537,655
Less: accumulated depreciation	—	(271,183)
Total real estate, net	—	1,266,472
Net investment in leases	—	486,389
Loans receivable held for sale	—	48,675
Other investments	216,309	103,229
Finance lease right of use assets	—	150,099
Accrued interest and operating lease income receivable, net	1,018	2,997
Deferred operating lease income receivable, net	—	63,156
Deferred expenses and other assets, net	8,982	178,694
Total real estate and other assets available and held for sale and classified as discontinued operations	$226,309	$2,299,711

LIABILITIES
Accounts payable, accrued expenses and other liabilities	$15,963	$92,865
Finance lease liabilities	—	161,258
Debt obligations, net	—	714,296
Total liabilities associated with real estate held for sale and classified as discontinued operations	$15,963	$968,419

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The transaction described above involving the Company's net lease business qualified for discontinued operations and the following table summarizes net income from discontinued operations for the three months ended March 31, 2022 and 2021 ($ in thousands):

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Operating lease income	$35,596	$42,513
Interest income	885	861
Interest income from sales-type leases	8,803	8,627
Other income	4,292	1,275
Total revenues	49,576	53,276
Costs and expenses:
Interest expense(1)	7,484	10,754
Real estate expense	5,072	8,175
Depreciation and amortization(1)	—	13,054
Recovery of loan losses	—	(152)
Recovery of losses on net investment in leases	—	(1,601)
Impairment of assets	1,492	1,528
Other expense(2)	(5,669)	—
Total costs and expenses	8,379	31,758
Income from sales of real estate	683,738	—
Income from discontinued operations before earnings from equity method investments and other items	724,935	21,518
Earnings from equity method investments	127,129	1,001
Loss on early extinguishment of debt, net	(41,408)	—
Net income from discontinued operations before income taxes	810,656	22,519
Income tax expense	(12,968)	(33)
Net income from discontinued operations	797,688	22,486
Net (income) from discontinued operations attributable to noncontrolling interests	(179,089)	(2,564)
Net income from discontinued operations attributable to iStar Inc.	$618,599	$19,922
(1)	For the three months ended March 31, 2022, the Company recorded $1.3 million of “Interest expense” in its consolidated statements of operations from its Ground Leases with SAFE. For the three months ended March 31, 2021, the Company recorded $2.1 million and $0.4 million, respectively, of “Interest expense” and “Depreciation and amortization” in its consolidated statements of operations from its Ground Leases with SAFE.
(2)	Represents the reversal of other expenses recognized in connection with the settlement of interest rate hedges during the three months ended March 31, 2022.

The following table presents cash flows provided by operating activities and cash flows used in investing activities from discontinued operations for the three months ended March 31, 2022 and 2021 ($ in thousands).

	For the Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities	$22,571	$20,847
Cash flows provided by investing activities	2,553,349	566

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

As of March 31, 2022
Land, at cost	$6,830
Buildings and improvements, at cost	106,849
Less: accumulated depreciation	(22,245)
Real estate, net	91,434
Real estate available and held for sale(1)	301
Total real estate	$91,735
As of December 31, 2021
Land, at cost	$6,831
Buildings and improvements, at cost	106,679
Less: accumulated depreciation	(21,360)
Real estate, net	92,150
Real estate available and held for sale(1)	301
Total real estate	$92,451
(1)	As of March 31, 2022 and December 31, 2021, the Company had $0.3 million and $0.3 million, respectively, of residential condominiums available for sale in its operating properties portfolio.

Dispositions—Refer to Note 3 - Net Lease Sale and Discontinued Operations.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $0.7 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in “Operating lease income” in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts—As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million and $0.1 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding customer reimbursements of expenses, in effect as of March 31, 2022, are as follows by year ($ in thousands):

Operating
Year	Properties
2022 (remaining nine months)	$4,843
2023	6,293
2024	6,195
2025	5,600
2026	5,125
Thereafter	4,361

Note 5—Net Investment in Leases

In June 2021, the Company acquired two parcels of land for $42.0 million each and simultaneously entered into two Ground Leases with the respective tenants. Each Ground Lease also provides for a leasehold improvement allowance up to a maximum of $83.0 million. The Company also concurrently entered into an agreement pursuant to which SAFE would

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

acquire the Ground Leases from the Company. If certain construction conditions are not met within a specified time period, SAFE will have no obligation to acquire the Ground Leases or fund the leasehold improvement allowances. The Company classified one of the Ground Leases as a sales-type lease and it is recorded in “Net investment in leases” on the Company’s consolidated balance sheets. For the three months ended March 31, 2022, the Company recognized $0.2 million of non-cash interest income in "Interest income from sales-type leases" in the Company’s consolidated statements of operations. In January 2022, the Company sold the Ground Lease to an investment fund in which the Company owns a 53% noncontrolling interest (refer to Note 8 – Ground Lease Plus Fund).

One Ground Lease was entered into with the seller of the land and did not qualify for sale leaseback accounting, and as such, was accounted for as a financing transaction and $42.0 million was recorded in “Loans receivable held for sale” on the Company’s consolidated balance sheet at the time of acquisition. There can be no assurance that the conditions to closing will be satisfied and that SAFE will acquire the properties and Ground Leases from the Company. In January 2022, the Company sold the Ground Lease to the Ground Lease Plus Fund (refer to Note 8).

In January 2022, the Company entered into a commitment to acquire land for $36.0 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of an existing multifamily property. As of March 31, 2022, the Company had funded $28.2 million of this commitment. SAFE (refer to Note 8) waived its right of first refusal on this investment but entered into an agreement with the Company pursuant to which SAFE would acquire the land and related Ground Lease when certain construction related conditions are met.

The Company’s net investment in leases were comprised of the following as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Total undiscounted cash flows	$356,338	$524,712
Unguaranteed estimated residual value	21,750	42,000
Present value discount	(349,676)	(523,497)
Allowance for losses on net investment in leases	(281)	—
Net investment in leases(1)	$28,131	$43,215
(1)	As of March 31, 2022 and December 31, 2021, the Company’s net investment in lease was current in its payment status and performing in accordance with the terms of the lease. As of March 31, 2022, the risk rating on the Company’s net investment in leases was 1.0.

Dispositions— During the three months ended March 31, 2021, the Company sold net lease assets for net proceeds of $6.6 million and recognized an aggregate impairment of $1.5 million in connection with the sales which is recorded in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2022, are as follows by year ($ in thousands):

Amount
2022 (remaining nine months)	$688
2023	934
2024	1,194
2025	1,240
2026	1,264
Thereafter	351,018
Total undiscounted cash flows	$356,338

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Allowance for Losses on Net Investment in Leases—Changes in the Company’s allowance for losses on net investment in leases for the three months ended March 31, 2022 and 2021 were as follows ($ in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Allowance for losses on net investment in leases at beginning of period(1)	$—	$10,871
Provision for (recovery of) losses on net investment in leases (2)	281	(1,601)
Allowance for losses on net investment in leases at end of period(1)	$281	$9,270
(1)	All 2021 amounts were for net investment in leases included in the Net Lease Sale (refer to Note 3 – Net Lease Sale and Discontinued Operations).
(2)	During the three months ended March 31, 2022, the Company recorded a provision for losses on net investment in leases of $0.3 million due primarily to the macroeconomic forecast on commercial real estate markets. During the three months ended March 31, 2021, the Company recorded a recovery of losses on net investment in leases of $1.6 million (which is included in “Net income from discontinued operations’) due primarily to an improving macroeconomic forecast on commercial real estate markets since December 31, 2020.

Note 6—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	March 31,	December 31,
	2022	2021
Land and land development, at cost	$288,460	$297,621
Less: accumulated depreciation	(11,039)	(10,811)
Total land and development, net	$277,421	$286,810

Dispositions—During the three months ended March 31, 2022 and 2021, the Company sold land parcels and residential lots and units and recognized land development revenue of $14.9 million and $32.2 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized land development cost of sales of $14.5 million and $29.3 million, respectively, from its land and development portfolio.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	March 31, 2022	December 31, 2021
Construction loans
Senior mortgages	$186,094	$184,643
Corporate/Partnership loans	—	618
Subtotal - gross carrying value of construction loans(1)	186,094	185,261
Loans
Senior mortgages	14,724	14,965
Subordinate mortgages	12,670	12,457
Subtotal - gross carrying value of loans	27,394	27,422
Other lending investments
Held-to-maturity debt securities	98,419	96,838
Available-for-sale debt securities	24,864	28,092
Subtotal - other lending investments	123,283	124,930
Total gross carrying value of loans receivable and other lending investments	336,771	337,613
Allowance for loan losses	(4,932)	(4,769)
Total loans receivable and other lending investments, net	$331,839	$332,844
(1)	As of March 31, 2022, 100% of gross carrying value of construction loans had completed construction.

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the three months ended March 31, 2022 and 2021 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Three Months Ended March 31, 2022	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$1,213	$676	$2,304	$576	$4,769
Provision for (recovery of) loan losses(1)	39	(2)	111	15	163
Allowance for loan losses at end of period	$1,252	$674	$2,415	$591	$4,932

Three Months Ended March 31, 2021
Allowance for loan losses at beginning of period	$6,541	$1,643	$3,093	$743	$12,020
(Recovery of) provision for loan losses(1)	(3,648)	172	(408)	(76)	(3,960)
Allowance for loan losses at end of period	$2,893	$1,815	$2,685	$667	$8,060
(1)	During the three months ended March 31, 2022 and 2021, the Company recorded a provision for (recovery of) loan losses of $0.1 million and ($3.6) million, respectively, in its consolidated statements of operations. The provision in 2022 was due primarily to accretion on the Company’s held-to-maturity debt security. The recovery in 2021 was due primarily to the repayment of loans during the three months ended March 31, 2021 and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. Of this amount, $0.3 million related to a provision for loan losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities.”

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows as of March 31, 2022 and December 31, 2021 ($ in thousands):

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment(1)	Impairment	Total
As of March 31, 2022
Construction loans(2)	$59,642	$126,452	$186,094
Loans(2)	—	27,394	27,394
Held-to-maturity debt securities	—	98,419	98,419
Available-for-sale debt securities(3)	—	24,864	24,864
Less: Allowance for loan losses	(591)	(4,341)	(4,932)
Total	$59,051	$272,788	$331,839
As of December 31, 2021
Construction loans(2)	$59,640	$125,621	$185,261
Loans(2)	—	27,422	27,422
Held-to-maturity debt securities	—	96,838	96,838
Available-for-sale debt securities(3)	—	28,092	28,092
Less: Allowance for loan losses	(576)	(4,193)	(4,769)
Total	$59,064	$273,780	$332,844
(1)	The carrying value of this loan includes an unamortized discount of $0.8 million and $0.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.
(2)	The carrying value of these loans includes unamortized discounts, premiums, deferred fees and costs totaling net discounts of $0.2 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively.
(3)	Available-for-sale debt securities are evaluated for impairment under ASC 326-30 – Financial Instruments-Credit Losses.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in performing senior mortgages, corporate/partnership loans and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of March 31, 2022 were as follows ($ in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	Prior to 2018	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	11,899	—	11,899
2.5	—	—	—	—	52,336	—	52,336
3.0	—	—	—	—	62,912	2,826	65,738
3.5	—	—	—	—	11,203	—	11,203
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$—	$—	$—	$—	$138,350	$2,826	$141,176
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	12,670	12,670
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$12,670	$12,670
Total	$—	$—	$—	$—	$138,350	$15,496	$153,846
(1)	As of March 31, 2022, excludes $59.6 million for one loan on non-accrual status.

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of March 31, 2022
Senior mortgages	$141,176	$—	$59,642	59,642	$200,818
Subordinate mortgages	12,670	—	—	—	12,670
Total	$153,846	$—	$59,642	$59,642	$213,488
As of December 31, 2021
Senior mortgages	$139,968	$—	$59,640	59,640	$199,608
Corporate/Partnership loans	618	—	—	—	618
Subordinate mortgages	12,457	—	—	—	12,457
Total	$153,043	$—	$59,640	$59,640	$212,683

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Impaired Loans—The Company’s impaired loan was as follows ($ in thousands):

	As of March 31, 2022			As of December 31, 2021
		Unpaid			Unpaid
	Amortized	Principal	Related	Amortized	Principal	Related
	Cost	Balance	Allowance	Cost	Balance	Allowance
With an allowance recorded:
Senior mortgages(1)	$59,642	$58,892	$(591)	$59,640	$58,888	$(576)
Total	$59,642	$58,892	$(591)	$59,640	$58,888	$(576)
(1)	The Company has one non-accrual loan as of March 31, 2022 and December 31, 2021 that is considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the three months ended March 31, 2022 and 2021.

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

In June 2021, the Company acquired a parcel of land for $42.0 million and simultaneously entered into a Ground Lease (refer to Note 5). The Company also concurrently entered into an agreement pursuant to which SAFE would acquire the Ground Lease from the Company. The Ground Lease was entered into with the seller of the land and did not qualify for sale leaseback accounting, and as such, was accounted for as a financing transaction and $42.0 million was recorded in “Loans receivable held for sale” on the Company’s consolidated balance sheet at the time of acquisition. In January 2022, the Company sold its loan receivable held for sale to the Ground Lease Plus Fund (refer to Note 8).

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain	Fair Value	Value
As of March 31, 2022
Available-for-Sale Securities
Municipal debt securities	$23,640	$23,640	$1,224	$24,864	$24,864
Held-to-Maturity Securities
Debt securities	100,000	98,419	—	98,419	98,419
Total	$123,640	$122,059	$1,224	$123,283	$123,283
As of December 31, 2021
Available-for-Sale Securities
Municipal debt securities	$23,855	$23,855	$4,237	$28,092	$28,092
Held-to-Maturity Securities
Debt securities	100,000	96,838	—	96,838	96,838
Total	$123,855	$120,693	$4,237	$124,930	$124,930

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2022, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Held-to-Maturity Debt Securities		Available-for-Sale Debt Securities
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Maturities
Within one year	$—	$—	$—	$—
After one year through 5 years	98,419	98,419	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	23,640	24,864
Total	$98,419	$98,419	$23,640	$24,864

Note 8—Other Investments

The Company’s other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Earnings (Losses) from
	Carrying Value		Equity Method Investments
	as of		For the Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2022	2021
Real estate equity investments
Safehold Inc. ("SAFE")(1)	$1,388,657	$1,168,532	$17,029	$11,412
Ground Lease Plus Fund	64,548	17,630	769	—
Other real estate equity investments	43,441	44,349	3,611	(602)
Subtotal	1,496,646	1,230,511	21,409	10,810
Other strategic investments(2)	29,373	66,770	3,623	958
Total	$1,526,019	$1,297,281	$25,032	$11,768
(1)	As of March 31, 2022, the Company owned 40.1 million shares of SAFE common stock which, based on the closing price of $55.45 on March 31, 2022, had a market value of $2.2 billion. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. For the three months ended March 31, 2022 and 2021, equity in earnings includes dilution gains of $0.9 million and $0.5 million, respectively, resulting from SAFE equity offerings.
(2)	During the three months ended March 31, 2021, the Company identified observable price changes in an equity security held by the Company as evidenced by orderly private issuances of similar securities by the same issuer. In accordance with ASC 321 – Investments – Equity Securities, the Company remeasured its equity investment at fair value and recognized a mark-to-market gain of $5.1 million in “Other income” in the Company’s consolidated statements of operations. The Company’s equity security was redeemed at its carrying value in the fourth quarter of 2021.

Safehold Inc.—SAFE is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). During the three months ended March 31, 2022, the Company purchased 0.2 million shares of SAFE's common stock for $10.5 million, for an average cost of $66.83 per share, in open market purchases made in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. In March 2022, the Company acquired 3,240,000 shares of SAFE’s common stock in a private placement for $191.2 million. As of March 31, 2022, the Company owned approximately 64.7% of SAFE’s common stock outstanding.

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

During the three months ended March 31, 2022 and 2021, the Company recorded $4.5 million and $3.5 million, respectively, of management fees pursuant to its management agreement with SAFE.

The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. Historically, pursuant to the Company’s option under the management agreement, the Company has elected to not seek reimbursement for certain expenses. This historical election is not a waiver of reimbursement for similar expenses in future periods and the Company has started to elect to seek, and may further seek in the future, reimbursement of such additional expenses that it has not previously sought, including, without limitation, rent, overhead and certain personnel costs.

During the three months ended March 31, 2022 and 2021, the Company recognized $3.1 million and $1.9 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.

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

Following is a list of investments that the Company has transacted with SAFE, all of which were approved by the Company’s and SAFE’s independent directors, for the periods presented:

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

In October 2017, the Company closed on a 99-year Ground Lease and a $80.5 million construction financing commitment to support the ground-up development of a to-be-built luxury multi-family project. The transaction included a combination of: (i) a newly created Ground Lease and a $7.2 million leasehold improvement allowance, which was fully funded; and (ii) an $80.5 million leasehold first mortgage. The Company sold the Ground Lease to SAFE in September 2020 for $34.0 million and in January 2021 sold the leasehold first mortgage to an entity in which the Company has a 53% noncontrolling equity interest (refer to “Other strategic investments” below) for $63.3 million.

In June 2020, Net Lease Venture II (see below) acquired the leasehold interest in an office laboratory property in Honolulu, HI and simultaneously entered into a 99-year Ground Lease with SAFE. In November 2021, the Company acquired the property from Net Lease Venture II. The Company paid $0.6 million to its partner to acquire its equity interest in the property and assumed a $44.4 million mortgage on the property. The Company sold the property in the first quarter of 2022. Prior to the sale, SAFE paid $0.3 million to terminate a purchase option that allowed the Company to purchase the land at the expiration of the Ground Lease.

In February 2021, the Company provided a $50.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the Ground Lease tenant’s recapitalization of a hotel property. The Company received $1.9 million of consideration from SAFE in connection with this transaction. The Company sold the loan in July 2021 and recorded no gain or loss on the sale.

In March 2021, the Company acquired land and simultaneously structured and entered into with the seller a Ground Lease on which a multi-family project will be constructed. At closing, the Company entered into an agreement with SAFE pursuant to which, subject to certain conditions being met, SAFE would acquire the ground lessor entity from the Company. The Company sold the ground lessor entity to SAFE in September 2021 and recognized no gain or loss on the sale (refer to Note 7 - Loans receivable held for sale). The Company also committed to provide a $75.0 million construction loan to the Ground Lease tenant. The Company received $2.7 million of consideration from SAFE in connection with this transaction. In September 2021, the construction loan commitment and the $2.7 million of consideration was transferred to the Loan Fund (refer to “Other strategic investments” below).

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

In June 2021, the Company and SAFE entered into two agreements pursuant to each of which SAFE would acquire land and a related Ground Lease originated by the Company when certain construction related conditions are met by a specified time period. The purchase price to be paid for each is $42.0 million, plus an amount necessary for the Company to achieve the greater of a 1.25x multiple and a 9% return on its investment. In addition, each Ground Lease provides for a leasehold improvement allowance up to a maximum of $83.0 million, which obligation would be assumed by SAFE upon acquisition. If certain construction conditions are not met within a specified time period, SAFE will have no obligation to acquire the Ground Leases or fund the leasehold improvement allowances. In January 2022, the Company sold the Ground Leases to the Ground Lease Plus Fund (see below). There can be no assurance that the conditions to closing will be satisfied and that SAFE will acquire the properties and Ground Leases from the Ground Lease Plus Fund.

In November 2021, the Company and SAFE entered into an agreement pursuant to which SAFE would acquire land and a related Ground Lease originated by the Company when certain construction related conditions are met by a specified time period. The purchase price to be paid is $33.3 million, plus an amount necessary for the Company to achieve the greater of a 1.25x multiple and a 12% return on its investment. In addition, the Ground Lease provides for a leasehold improvement allowance up to a maximum of $51.8 million, which obligation would be assumed by SAFE upon acquisition. If certain construction conditions are not met within a specified time period, SAFE will have no obligation to acquire the Ground Lease or fund the leasehold improvement allowance. There can be no assurance that the conditions to

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

closing will be satisfied and that SAFE will acquire the land and Ground Lease from the Ground Lease Plus Fund (refer to Ground Lease Plus Fund below).

In December 2021, the Company’s partner in a venture recapitalized an existing multifamily property, which included a Ground Lease provided by SAFE. As part of the recapitalization, the Company’s partner acquired its 50% equity interest in the entity and the mezzanine loan held by the Company was repaid in full. During the three months ended March 31, 2021, the Company recorded $0.6 million of interest income on the mezzanine loan.

In January 2022, the Company and SAFE entered into an agreement pursuant to which SAFE would acquire land and a related Ground Lease originated by the Company when certain construction related conditions are met. The purchase price to be paid is a maximum of $36.0 million (refer to Note 5), plus an amount necessary for the Company to achieve the greater of a 1.05x multiple and a 10% return on its investment. There can be no assurance that the conditions to closing will be satisfied and that SAFE will acquire the land and Ground Lease from the Company.

In February 2022, the Loan Fund (refer to Other Strategic Investments below) committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the Ground Lease tenant’s recapitalization of a life science office property. The Loan Fund received $9.0 million of consideration from SAFE in connection with this transaction.

Ground Lease Plus Fund—The Company formed and manages an investment fund that targets the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase (the “Ground Lease Plus Fund”). The Company owns a 53% noncontrolling equity interest in the Ground Lease Plus Fund. The Company does not have a controlling interest in the Ground Lease Plus Fund due to the substantive participating rights of its partner and accounts for this investment as an equity method investment. In addition, the Ground Lease Plus Fund has first look rights through December 2023 on qualifying pre-development projects that SAFE has elected to not originate.

In January 2022, the Company sold two Ground Leases to the Ground Lease Plus Fund (refer to Note 5) and recognized an aggregate $0.5 million of gains in “Income from sales of real estate” on the sale. The Company and SAFE entered into an agreement pursuant to which SAFE would acquire the land properties and related Ground Leases from the Ground Lease Plus Fund when certain construction related conditions are met by a specified time period (refer to “Safehold Inc.” above).

In November 2021, the Company acquired land for $33.3 million and simultaneously structured and entered into a Ground Lease on which a multi-family project will be constructed. In December 2021, the Company sold the Ground Lease to the Ground Lease Plus Fund and recognized no gain or loss on the sale. The Company and SAFE entered into an agreement pursuant to which SAFE would acquire the land and related Ground Lease from the Ground Lease Plus Fund when certain construction related conditions are met by a specified time period (refer to “Safehold Inc.” above).

Other real estate equity investments—As of March 31, 2022, the Company’s other real estate equity investments include equity interests in real estate ventures ranging from 48% to 95%, comprised of investments of $43.2 million in operating properties and $0.2 million in land assets. As of December 31, 2021, the Company’s other real estate equity investments included $43.3 million in operating properties and $1.1 million in land assets.

Other strategic investments—As of March 31, 2022 and December 31, 2021, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

In January 2021, the Company sold two loans for $83.4 million to a newly formed entity in which the Company owns a 53.0% noncontrolling equity interest (the “Loan Fund”). The Company did not recognize any gain or loss on the sales. In September 2021, the Company transferred a $75.0 million construction loan commitment to the Loan Fund. The Company does not have a controlling interest in the Loan Fund due to the substantive participating rights of its partner. The Company accounts for this investment as an equity method investment and receives a fixed annual fee in exchange for managing the entity.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

In February 2022, the Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan was for the Ground Lease tenant’s recapitalization of a life science office property.

Summarized investee financial information—The following table presents the investee level summarized financial information for the Company’s equity method investment that was significant as of March 31, 2022 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Parent
For the Three Months Ended March 31, 2022
SAFE	$60,363	$37,732	$24,873

For the Three Months Ended March 31, 2021
SAFE	$43,507	$27,174	$16,908

Note 9—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):(1)

	As of
	March 31, 2022	December 31, 2021
Intangible assets, net(2)	$1,156	$1,209
Restricted cash	51,047	54,395
Operating lease right-of-use assets(3)	19,349	20,437
Other assets(4)	19,444	16,040
Other receivables	3,648	5,054
Leasing costs, net(5)	789	818
Corporate furniture, fixtures and equipment, net(6)	1,832	1,852
Deferred financing fees, net	417	629
Deferred expenses and other assets, net	$97,682	$100,434
(1)	Certain items have been reclassified to “Real estate and other assets available and held for sale and classified as discontinued operations” (refer to Note 3).
(2)	Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $9.2 million and $10.2 million as of March 31, 2022 and December 31, 2021, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $0.6 million for the three months ended March 31, 2021. This amount is included in “Depreciation and amortization” in the Company’s consolidated statements of operations. As of March 31, 2022, the weighted average remaining amortization period for the Company’s intangible assets was approximately 5.6 years.
(3)	Right-of-use lease assets relate primarily to the Company’s leases of office space. Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “General and administrative” and “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended March 31, 2022 and 2021, the Company recognized $1.2 million and $1.2 million, respectively, in "General and administrative" and $0.1 million and $0.2 million, respectively, in "Real estate expense" in its consolidated statements of operations relating to operating leases.
(4)	Other assets primarily includes prepaid expenses, deposits for certain real estate assets and management fees and expense reimbursements due from SAFE (refer to Note 8).
(5)	Accumulated amortization of leasing costs was $0.9 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively.
(6)	Accumulated depreciation on corporate furniture, fixtures and equipment was $14.9 million and $14.8 million as of March 31, 2022 and December 31, 2021, respectively.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2022	December 31, 2021
Other liabilities(1)	$35,565	30,362
Accrued expenses	115,461	151,810
Operating lease liabilities (see table above)	21,809	23,267
Accrued interest payable	26,051	31,293
Accounts payable, accrued expenses and other liabilities	$198,886	$236,732
(1)	As of March 31, 2022 and December 31, 2021, other liabilities includes $20.8 million and $20.1 million, respectively, of deferred income. As of March 31, 2022 and December 31, 2021, other liabilities includes $0.1 million and $0.1 million, respectively, of expected credit losses for unfunded loan commitments.

Note 10—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated		Scheduled
	March 31, 2022	December 31, 2021	Interest Rates		Maturity Date
Secured credit facilities:
Revolving Credit Facility	$—	$—	LIBOR + 2.00	% (1)	September 2022
Senior Term Loan	—	491,875	LIBOR + 2.75	% (2)	—
Total secured credit facilities	—	491,875
Unsecured notes:
3.125% senior convertible notes(3)	287,500	287,500	3.125%		September 2022
4.75% senior notes(4)	775,000	775,000	4.75%		October 2024
4.25% senior notes(5)	550,000	550,000	4.25%		August 2025
5.50% senior notes(6)	400,000	400,000	5.50%		February 2026
Total unsecured notes	2,012,500	2,012,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	2,112,500	2,604,375
Debt discounts and deferred financing costs, net	(28,248)	(32,201)
Total debt obligations, net(7)	$2,084,252	$2,572,174
(1)	The Revolving Credit Facility bears interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin ranging from 1.00% to 1.50%; or (ii) LIBOR subject to a margin ranging from 2.00% to 2.50%. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023.
(2)	The loan accrued interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.
(3)	The Company’s 3.125% senior convertible fixed rate notes due September 2022 (“3.125% Convertible Notes”) are convertible at the option of the holders (refer to Note 18) at any time prior to the close of business on the business day immediately preceding September 15, 2022. The conversion rate as of March 31, 2022 was 72.3126 shares per $1,000 principal amount of 3.125% Convertible Notes, which equals a conversion price of $13.83 per share. The conversion rate is subject to adjustment from time to time for specified events. Upon conversion, the Company will pay or deliver, as the case may be, a combination of cash and shares of its common stock. During both the three months ended March 31, 2022 and 2021, the Company recognized $2.2 million of contractual interest on the 3.125% Convertible Notes.
(4)	The Company can prepay these senior notes without penalty beginning July 1, 2024.
(5)	The Company can prepay these senior notes without penalty beginning May 1, 2025.
(6)	The Company can prepay these senior notes without penalty beginning August 15, 2024.
(7)	The Company capitalized interest relating to development activities of $0.3 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Future Scheduled Maturities—As of March 31, 2022, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2022 (remaining nine months)(1)	$287,500	$—	$287,500
2023	—	—	—
2024	775,000	—	775,000
2025	550,000	—	550,000
2026	400,000	—	400,000
Thereafter	100,000	—	100,000
Total principal maturities	2,112,500	—	2,112,500
Unamortized discounts and deferred financing costs, net	(28,248)	—	(28,248)
Total debt obligations, net	$2,084,252	$—	$2,084,252
(1)	Refer to Note 18.

Senior Term Loan—The Company had a $650.0 million senior term loan (the “Senior Term Loan”) that accrued interest at LIBOR plus 2.75% per annum and matured in June 2023. The Senior Term Loan was secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permitted substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. The Company repaid the Senior Term Loan in full in March 2022 using proceeds from the Net Lease Sale (refer to Note 3 - Net Lease Sale and Discontinued Operations). During the three months ended March 31, 2022, the Company incurred a “Loss on extinguishment of debt” of $1.4 million in connection with the repayment of the Senior Term Loan.

Revolving Credit Facility—The Company has a secured revolving credit facility with a maximum capacity of $350.0 million that matures in September 2022 (the “Revolving Credit Facility”). Outstanding borrowings under the Revolving Credit Facility are secured by pledges of the equity interests in the Company’s subsidiaries that own a defined pool of assets. Borrowings under this credit facility bear interest at a floating rate indexed to one of several base rates plus a margin which adjusts upward or downward based upon the Company’s corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there is an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings. At maturity, the Company may convert outstanding borrowings to a one year term loan which matures in quarterly installments through September 2023. As of March 31, 2022, based on the Company’s borrowing base of assets, the Company had the ability to draw $59.9 million without pledging any additional assets to the facility.

Unsecured Notes—As of March 31, 2022, the Company has senior unsecured notes outstanding with varying fixed-rates and maturities ranging from September 2022 to February 2026. In connection with the Net Lease Sale, in the fourth quarter 2021, the Company obtained the consents of holders of its outstanding 4.75% senior notes due 2024, 4.25% senior notes due 2025 and 5.50% senior notes due 2026 to certain amendments to the indentures governing the notes intended to align the indentures with the potential sale of the Company's net lease assets. The Company paid holders consent fees ranging from 0.75% to 1.00% of the principal amount of consenting notes, depending on the relevant series. The Company’s senior unsecured notes are interest only, are generally redeemable at the option of the Company and contain certain financial covenants (see below).

Debt Covenants—The Company’s outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.3x and a covenant restricting certain incurrences of debt based on a fixed charge coverage ratio. If any of the Company’s covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s Revolving Credit Facility contains certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. The Revolving Credit Facility is secured by a borrowing base of assets and requires the Company to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, the Company has the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under the Revolving Credit Facility the Company is permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and the Company remains in compliance with its financial covenants after giving effect to the dividend.

The Company’s Revolving Credit Facility contains cross default provisions that would allow the lenders to declare an event of default and accelerate the Company’s indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company’s unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company’s indebtedness to them if the Company’s other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

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

As of March 31, 2022, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other
	Lending	Real	Other
	Investments	Estate	Investments	Total
Performance-Based Commitments	$4,235	$8,111	$108,650	$120,996
Strategic Investments	—	5,061	2,325	7,386
Total	$4,235	$13,172	$110,975	$128,382

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Other Commitments—Future minimum lease obligations under non-cancelable operating leases as of March 31, 2022 are as follows ($ in thousands):

Operating(1)
2022 (remaining nine months)	$4,929
2023	6,295
2024	6,178
2025	6,166
2026	142
Thereafter	162
Total undiscounted cash flows	23,872
Present value discount(1)	(2,063)
Lease liabilities	$21,809
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 4.7% and the weighted average remaining lease term is 4.4 years. During the three months ended March 31, 2022 and 2021, the Company made payments of $1.7 million and $0.8 million, respectively, related to its operating leases and $1.3 million and $1.4 million, respectively, related to its finance leases with SAFE .

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 ($ in thousands):(1)

	Derivative Liabilities
	Balance Sheet	Fair
As of March 31, 2022	Location	Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Liabilities associated with real estate held for sale and classified as discontinued operations	$—
Total		$—

As of December 31, 2021
Derivatives Designated in Hedging Relationships
Interest rate swaps	Liabilities associated with real estate held for sale and classified as discontinued operations	$8,395
Total		$8,395
(1)	Over the next 12 months, the Company expects that $2.6 million related to its proportionate share of cash flow hedges held by SAFE will be reclassified from “Accumulated other comprehensive income (loss)” as a decrease to earnings from equity method investments.

The table below presents the effect of the Company’s derivative financial instruments, including the Company’s share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

		Amount of Gain	Amount of Gain
	Location of Gain	(Loss) Recognized in	(Loss) Reclassified
	(Loss)	Accumulated Other	from Accumulated
Derivatives Designated in	When Recognized in	Comprehensive	Other Comprehensive
Hedging Relationships	Income	Income	Income into Earnings
For the Three Months Ended March 31, 2022
Interest rate swaps	Earnings from equity method investments	2,755	(621)
For the Three Months Ended March 31, 2021
Interest rate swaps	Net income from discontinued operations	$3,335	$(2,104)
Interest rate swaps	Earnings from equity method investments	8,638	(234)

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of March 31, 2022 and December 31, 2021:

			Cumulative Preferential Cash
			Dividends(1)(2)
	Shares Issued
	and				Annual	Carrying
	Outstanding	Par	Liquidation	Rate per	Dividend	Value
Series	(in thousands)	Value	Preference(3)	Annum	per share	(in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
Total	12,200					$282,490
(1)	Holders of shares of the Series D, G and I preferred stock are entitled to receive dividends, when and as declared by the Company’s Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Company’s Board of Directors for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.
(2)	The Company declared and paid dividends of $2.0 million, $1.5 million and $2.3 million on its Series D, G and I Cumulative Redeemable Preferred Stock during both the three months ended March 31, 2022 and 2021. The character of the 2021 dividends was 100% capital gain distribution, of which 18.31% represented unrecaptured section 1250 gain.
(3)	The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company’s obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2020, the Company had $529.6 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2032 and will fully expire in 2036 if unused. The amount of NOL carryforwards as of December 31, 2021 will be determined upon finalization of the Company’s 2021 tax return. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan and the Revolving Credit Facility permit the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $8.7 million, or $0.125 per share, for the three months ended March 31, 2022 and $8.2 million, or $0.11 per share, for the three months ended March 31, 2021. The character of the 2021 dividends was 100% capital gain distribution, of which 18.31% represented unrecaptured section 1250 gain.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company repurchased 0.7 million shares of its outstanding common stock for $12.4 million, for an average cost of $17.20 per share. The Company is generally authorized to repurchase up to $50.0 million in shares of its common stock and in February 2022, the Company's Board of Directors authorized an increase to the stock repurchase program to $50.0 million. As of March 31, 2022, the Company had remaining authorization to repurchase up to $50.0 million of common stock under its stock repurchase program.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the following ($ in thousands):

	As of
	March 31, 2022	December 31, 2021
Unrealized gains on available-for-sale securities	$1,224	$4,237
Unrealized losses on cash flow hedges	(22,448)	(25,824)
Accumulated other comprehensive loss	$(21,224)	$(21,587)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation (income) expense, including the expense related to performance incentive plans (see below), of ($12.4) million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively, in “General and administrative” in the Company’s consolidated statements of operations.

Performance Incentive Plans—The Company’s Performance Incentive Plans (“iPIP”) are designed to provide, primarily to senior executives and select professionals engaged in the Company’s investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plans. Awards vest over six years, with 40% being vested at the end of the second year and 15% each year thereafter. As of March 31, 2022, there are five iPIP Plans, each covering a two-year investment period beginning with the 2013-2014 Plan through the 2021-2022 Plan.

2019-2022 iPIP Plans—The Company’s 2019-2020 and 2021-2022 iPIP plans are equity-classified awards which are measured at the grant date fair value and recognized as compensation cost in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” in the Company’s consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2022 iPIP plans are held by consolidated subsidiaries of the Company and have two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return (“TSR”) adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the three months ended March 31, 2022 and 2021, the Company recorded $1.3 million and $1.4 million, respectively, of expense related to the 2019-2022 iPIP plans. Distributions on the class B units are expected to be 50% in cash and 50% in shares of the Company’s common stock; provided, however, that (a) the cash portion will be increased if the Company does not have sufficient shares available under shareholder approved equity plans; and (b) if the principal remaining material asset in a plan is unsold SAFE shares, the Company may elect to distribute SAFE shares in lieu of cash and Company stock.

The following is a summary of the status of the Company’s equity-classified iPIP plans and changes during the three months ended March 31, 2022.

	iPIP Investment Pool
	2019-2020	2021-2022
Points at beginning of period	95.20	84.75
Granted	—	7.95
Forfeited	—	(0.35)
Points at end of period	95.20	92.35

As of March 31, 2022, investments with an aggregate gross book value of $764 million, including 26.7 million shares of SAFE common stock acquired by the Company, were attributable to the 2019-2020 Plan and investments with an

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

aggregate gross book value of $416 million, including 5.0 million shares of SAFE common stock acquired by the Company, were attributable to the 2021-2022 Plan.

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

The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the three months ended March 31, 2022.

	iPIP Investment Pool
	2013‑2014	2015‑2016	2017‑2018
Points at beginning of period	80.17	70.40	75.34
Granted	—	—	—
Points at end of period	80.17	70.40	75.34

During the three months ended March 31, 2022, the Company recorded a $16.0 million reduction of expense related to the 2013-2018 iPIP plans, primarily due to a decrease in the price per share of SAFE common stock. During the three months ended March 31, 2021, the Company recorded $2.4 million of expense related to the 2013-2018 iPIP plans.

As of March 31, 2022, investments with an aggregate gross book value of $13 million were attributable to the 2013-2014 Plan and investments with an aggregate gross book value of $277 million, including 7.6 million shares of SAFE common stock acquired by the Company, were attributable to the 2017-2018 Plan. As of March 31, 2022 there were no investments attributable to the 2015-2016 Plan.

During the three months ended March 31, 2021, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $2.8 million as compensation, comprised of cash and 86,807 shares of the Company’s common stock with a fair value of $17.72 per share, which are fully-vested and issued under the 2009 LTIP. After deducting statutory minimum tax withholdings, a total of 51,854 shares of the Company’s common stock were issued.

As of March 31, 2022 and December 31, 2021, the Company had accrued compensation costs relating to iPIP of $102.4 million and $116.6 million, respectively, which are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets.

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

As of March 31, 2022, an aggregate of 2.8 million shares remain available for issuance pursuant to future awards under the Company’s 2009 LTIP.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the three months ended March 31, 2022, is as follows (in thousands):

Nonvested at beginning of period	754
Granted	212
Vested	(270)
Forfeited	(4)
Nonvested at end of period	692

As of March 31, 2022, there was $9.4 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.78 years.

Directors’ Awards—During the three months ended March 31, 2022, the Company issued 478 common stock equivalents (“CSEs”) at a fair value of $23.99 per CSE in respect of dividend equivalents on outstanding CSEs. As of March 31, 2022, a combined total of 130,414 CSEs and restricted shares of common stock granted to members of the Company’s Board of Directors remained outstanding under the Company’s Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $3.1 million.

401(k) Plan— The Company made contributions of $0.8 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, to the Company’s 401(k) Plan.

Note 15—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2022	2021
Net loss from continuing operations	$(1,888)	$(14,497)
Net loss from continuing operations attributable to noncontrolling interests	18	44
Preferred dividends	(5,874)	(5,874)
Net loss from continuing operations and allocable to common shareholders for basic and diluted earnings per common share	$(7,744)	$(20,327)

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net loss from continuing operations and allocable to common shareholders	$(7,744)	$(20,327)
Net income from discontinued operations	797,688	22,486
Net (income) from discontinued operations attributable to noncontrolling interests	(179,089)	(2,564)
Net income (loss) allocable to common shareholders	$610,855	$(405)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	69,037	73,901

Basic and diluted earnings per common share:(1)
Net loss from continuing operations and allocable to common shareholders	$(0.11)	$(0.28)
Net income from discontinued operations and allocable to common shareholders	8.96	0.27
Net income (loss) allocable to common shareholders	$8.85	$(0.01)
(1)	For the three months ended March 31, 2022 and 2021, the effect of certain of the Company’s restricted stock awards were anti-dilutive due to the Company having a net loss from continuing operations and allocable to common shareholders for the period. For the three months ended March 31, 2022 and 2021, 8,829,274 and 2,893,787 shares, respectively, of the 3.125% Convertible Notes were antidilutive based upon the conversion price for such periods.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following fair value hierarchy table summarizes the Company’s assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2022
Recurring basis:
Available-for-sale securities(1)	$24,864	$—	$—	$24,864
As of December 31, 2021
Recurring basis:
Derivative liabilities(1)	$8,395	$—	$8,395	$—
Available-for-sale securities(1)	28,092	—	—	28,092
(1)	The fair value of the Company’s derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company’s available-for-sale securities are based upon unadjusted third-party broker quotes and are classified as Level 3

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the three months ended March 31, 2022 and 2021 ($ in thousands):

	2022	2021
Beginning balance	$28,092	$25,274
Repayments	(215)	(200)
Unrealized losses recorded in other comprehensive income	(3,013)	(1,031)
Ending balance	$24,864	$24,043

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in leases (refer to Note 5)(1)	$28	$28	$43	$43
Loans receivable and other lending investments, net(1)	332	342	333	345
Loans receivable held for sale(1)	—	—	43	43
Cash and cash equivalents(2)	1,500	1,500	340	340
Restricted cash(2)	51	51	54	54

Liabilities
Debt obligations, net(1)(3)
Level 1	1,985	2,228	2,473	2,799
Level 3	99	101	99	104
Total debt obligations, net	2,084	2,329	2,572	2,903
(1)	The fair value of the Company’s net investment in leases, loans receivable and other lending investments, net, loans receivable held for sale and certain debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.
(3)	As of March 31, 2022 and December 31, 2021, the fair value of the Company’s unsecured notes is classified as Level 1 in the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s 3.125% Senior Convertible Notes was $497.5 million and $527.5 million, respectively (refer to Note 18).

Note 17—Segment Reporting

The Company has determined that it has four reportable segments based on how management reviews and manages its business. These reportable segments include: Net Lease, Real Estate Finance, Operating Properties and Land and Development. The Net Lease segment (refer to Note 3 - Net Lease Sale and Discontinued Operations) includes the Company’s investments in SAFE and its Ground Lease adjacent businesses (refer to Note 8). The Real Estate Finance segment includes all of the Company’s activities related to senior and mezzanine real estate loans and real estate related securities. The Operating Properties segment includes the Company’s activities and operations related to its commercial and residential properties. The Land and Development segment includes the Company’s activities related to its developable land portfolio.

The Company evaluates performance-based on the following financial measures for each segment. The Company’s segment information is as follows ($ in thousands):

	Net	Real Estate	Operating	Land and	Corporate/	Company
	Lease(1)	Finance	Properties	Development	Other(2)	Total
Three Months Ended March 31, 2022
Operating lease income	$—	$—	$2,974	$135	$—	$3,109
Interest income	75	4,873	—	—	—	4,948
Interest income from sales-type leases	356	—	—	—	—	356
Other income	4,459	11	2,661	1,317	192	8,640
Land development revenue	—	—	—	14,900	—	14,900
Earnings from equity method investments	17,800	1,015	45	3,566	2,606	25,032
Income from sales of real estate	492	—	—	—	—	492
Total revenue and other earnings	23,182	5,899	5,680	19,918	2,798	57,477
Real estate expense	(177)	—	(5,891)	(4,049)	—	(10,117)
Land development cost of sales	—	—	—	(14,496)	—	(14,496)
Other expense	(471)	(119)	—	(82)	(258)	(930)
Allocated interest expense	(16,215)	(3,140)	(1,341)	(4,243)	(4,304)	(29,243)

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Allocated general and administrative(3)	(5,016)	(1,124)	(478)	(2,255)	(4,929)	(13,802)
Segment profit (loss)(4)	$1,303	$1,516	$(2,030)	$(5,207)	$(6,693)	$(11,111)
Other significant items:
Provision for loan losses	$—	$135	$—	$—	$—	$135
Provision for losses on net investment in leases	281	—	—	—	—	281
Depreciation and amortization	—	—	986	228	143	1,357
Capitalized expenditures	(211)	—	220	4,922	—	4,931

Three Months Ended March 31, 2021
Operating lease income	$—	$—	$4,837	$94	$—	$4,931
Interest income	17	9,772	—	—	—	9,789
Interest income from sales-type leases	—	—	—	—	—	—
Other income	3,476	99	2,337	1,389	5,714	13,015
Land development revenue	—	—	—	32,249	—	32,249
Earnings (losses) from equity method investments	11,412	466	(3,747)	3,146	491	11,768
Income from sales of real estate	—	—	612	—	—	612
Total revenue and other earnings	14,905	10,337	4,039	36,878	6,205	72,364
Real estate expense	(458)	—	(3,799)	(4,462)	—	(8,719)
Land development cost of sales	—	—	—	(29,323)	—	(29,323)
Other expense	—	(64)	—	—	(189)	(253)
Allocated interest expense	(14,325)	(4,578)	(2,043)	(3,938)	(3,925)	(28,809)
Allocated general and administrative(3)	(5,937)	(1,459)	(660)	(2,428)	(5,447)	(15,931)
Segment profit (loss)(4)	$(5,815)	$4,236	$(2,463)	$(3,273)	$(3,356)	$(10,671)
Other significant items:
Recovery of loan losses	$—	$(3,642)	$—	$—	$—	$(3,642)
Impairment of assets	—	—	257	—	—	257
Depreciation and amortization	—	—	1,988	218	195	2,401
Capitalized expenditures	1,268	—	57	4,739	—	6,064

As of March 31, 2022
Real estate, net	$—	$—	$91,434	$—	$—	$91,434
Real estate available and held for sale	—	—	301	—	—	301
Total real estate	—	—	91,735	—	—	91,735
Real estate and other assets available and held for sale and classified as discontinued operations(1)	226,309	—	—	—	—	226,309
Net investment in leases	28,131	—	—	—	—	28,131
Land and development, net	—	—	—	277,421	—	277,421
Loans receivable and other lending investments, net	—	331,839	—	—	—	331,839
Loan receivable held for sale	—	—	—	—	—	—
Other investments	1,453,205	4,627	43,251	190	24,746	1,526,019
Total portfolio assets	1,707,645	336,466	134,986	277,611	24,746	2,481,454
Cash and other assets						1,602,597
Total assets						$4,084,051

As of December 31, 2021
Real estate, net	$—	$—	$92,150	$—	$—	$92,150
Real estate available and held for sale	—	—	301	—	—	301
Total real estate	—	—	92,451	—	—	92,451
Real estate and other assets available and held for sale and classified as discontinued operations(1)	2,299,711	—	—	—	—	2,299,711
Net investment in leases	43,215	—	—	—	—	43,215
Land and development, net	—	—	—	286,810	—	286,810
Loans receivable and other lending investments, net	—	332,844	—	—	—	332,844
Loan receivable held for sale	43,215	—	—	—	—	43,215
Other investments	1,186,162	48,862	43,252	1,096	17,909	1,297,281
Total portfolio assets	$3,572,303	$381,706	$135,703	$287,906	$17,909	4,395,527
Cash and other assets						445,007
Total assets						$4,840,534
(1)	Refer to Note 3 – Net Lease Sale and Discontinued Operations.
(2)	Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s joint venture investments and strategic investments that are not included in the other reportable segments above.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

(3)	General and administrative excludes stock-based compensation (income) expense of ($12.4) million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively.
(4)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended March 31,
	2022	2021
Segment loss	$(11,111)	$(10,671)
Less: (Provision for) recovery of loan losses	(135)	3,642
Less: Provision for losses on net investment in leases	(281)	—
Less: Impairment of assets	—	(257)
Less: Stock-based compensation income (expense)	12,427	(5,508)
Less: Depreciation and amortization	(1,357)	(2,401)
Less: Income tax (expense) benefit	(3)	698
Less: Loss on early extinguishment of debt, net	(1,428)	—
Less: Net income from discontinued operations	797,688	22,486
Net income	$795,800	$7,989

Note 18—Subsequent Events

On April 8, 2022, the Company completed separate, privately-negotiated transactions with holders of $194 million aggregate principal amount of the Company's 3.125% Convertible Notes (refer to Note 10) in which the noteholders exchanged their convertible notes with the Company for 13.75 million newly issued shares of the Company's common stock and aggregate cash payments of $14 million. The 3.125% Convertible Senior Notes received by the Company were retired.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, iStar Inc.’s (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors’’ in our 2021 Annual Report, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2021 Annual Report. These historical financial statements may not be indicative of our future performance.

Executive Overview

Corporate Strategy. We continue to execute our stated corporate strategy which is to grow our Ground Lease and Ground Lease adjacent businesses and simplify our portfolio through sales of other assets. In March 2022, we, through certain subsidiaries of ours and entities managed by us, sold our portfolio of net lease assets for an aggregate gross sales price of $3.07 billion (the “Net Lease Sale”).

The portfolio sold consisted of office, entertainment and industrial properties located in the United States comprising approximately 18.3 million square feet. It included assets wholly-owned by us and assets owned by two joint ventures managed by us and in which we owned 51.9% interests. At the time of the sale, the portfolio was encumbered by an aggregate of $702 million of mortgage indebtedness, including indebtedness of equity method investments, which was repaid with proceeds from the sale. After repayment of the mortgage indebtedness and prepayment penalties, repayment of our Senior Term Loan (refer to Note 10 to the consolidated financial statements), payments to terminate derivative contracts, payments to joint venture partners, and payments of promotes, transaction expenses and amounts due under employee incentive plans, we retained net cash proceeds of $1.2 billion from the transaction. Two net lease properties were not included in the sale but were sold to other third parties in the first quarter 2022. Our net lease assets associated with our Ground Lease businesses were not included in the sale.

Portfolio Overview

As of March 31, 2022, based on our book value, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral	Net	Real Estate	Operating	Land &			% of
Types	Lease	Finance	Properties	Development	Corporate	Total	Total
Ground Leases	$1,481,337	$—	$—	$—	$—	$1,481,337	65.7%
Land and Development	—	11,607	—	223,191	—	234,798	10.4%
Hotel	—	108,362	67,712	—	—	176,074	7.8%
Multifamily	—	72,151	38,837	—	—	110,988	4.9%
Retail	—	61,807	13,600	8,340	—	83,747	3.7%
Condominium	—	11,092	301	46,080	—	57,473	2.5%
Office	—	46,583	—	—	—	46,583	2.1%
Entertainment / Leisure	—	—	14,534	—	—	14,534	0.6%
Other Property Types	—	24,863	—	—	24,747	49,610	2.2%
Total	$1,481,337	$336,465	$134,984	$277,611	$24,747	$2,255,144	100.0%
Percentage of Total	66%	15%	6%	12%	<1%	100%

	Net	Real Estate	Operating	Land &			% of
Geographic Region	Lease	Finance	Properties	Development	Corporate	Total	Total
Northeast	$567,442	$91,039	$77,831	$173,058	$—	$909,370	40.3%
West	359,451	108,463	32,374	8,970	—	509,258	22.6%
Mid-Atlantic	217,016	—	4,841	95,393	—	317,250	14.1%
Southeast	154,800	29,868	4,414	190	—	189,272	8.4%
Southwest	140,891	—	—	—	—	140,891	6.2%
Central	41,737	11,092	15,524	—	—	68,353	3.0%
Various	—	96,003	—	—	24,747	120,750	5.4%
Total	$1,481,337	$336,465	$134,984	$277,611	$24,747	$2,255,144	100.0%

Net Lease

Prior to the Net Lease Sale, our net lease business created stable cash flows through long-term net leases primarily to single tenants on our properties. We targeted mission-critical facilities leased on a long-term basis to tenants, offering structured solutions that combined our capabilities in underwriting, lease structuring, asset management and build-to-suit construction. Leases typically provide for expenses at the facility to be paid by the tenant on a triple net lease basis. Under a typical net lease agreement, the tenant agrees to pay a base monthly operating lease payment and most or all of the facility operating expenses (including taxes, utilities, maintenance and insurance).

After the Net Lease Sale, the net lease segment includes our Ground Lease investments made primarily through SAFE and our Ground Lease adjacent businesses.

As of March 31, 2022, our net lease portfolio consisted primarily of our equity method investments in SAFE and the Ground Lease Plus Fund. The table below provides certain statistics for our net lease portfolio.

	Wholly- Owned	SAFE	Ground Lease Plus Fund
Ownership %	100.0%	64.7%	53.0%
Book value (millions)(1)	$28	$1,389	$65

% Leased	100.0%	100.0%	100.0%
Weighted average lease term (years)(2)	98.9	90.9	105.0
Weighted average yield(3)	5.2%	4.9%	5.7%
(1)	Wholly-owned includes amounts recorded as net investment in leases (refer to Note 5 to the consolidated financial statements). SAFE includes its pro rata share of its unconsolidated equity method investments.
(2)	Weighted average lease term is calculated using GAAP rent and the initial maturity and does not include extension options. SAFE includes its pro rata share of its unconsolidated equity method investments.
(3)	Yield for SAFE is calculated over the trailing twelve months and excludes dilution gains (refer to Note 8 to the consolidated financial statements) and management fees earned by us.

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE’s Ground Leases typically benefit from built-in growth derived from contractual rent escalators that may compound over the duration of the lease. These rent escalators may be based on fixed increases, a CPI lookback or a combination thereof, and may also include a participation in the gross revenues of the property. SAFE also has the opportunity to realize value from its right to regain possession of the buildings and other improvements on its land upon expiration or earlier termination of the lease at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of March 31, 2022, we owned approximately 64.7% of SAFE’s common stock outstanding.

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

Ground Lease Plus Fund—The Company formed and manages an investment fund that targets the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase (the “Ground Lease Plus Fund”). We own a 53% noncontrolling interest in the Ground Lease Plus Fund. We do not have a controlling interest in the Ground Lease Plus Fund due to the substantive participating rights of our partner and account for this investment as an equity method investment. In addition, the Ground Lease Plus Fund has first look rights on qualifying pre-development projects through December 2023.

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

The tables below shows certain statistics for our real estate finance portfolio ($ in thousands):

	March 31, 2022
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans(1)	7	$153,846	$(1,925)	$151,921	45.8%	1.3%
Non-performing loans	1	59,642	(591)	59,051	17.8%	1.0%
Other lending investments	2	123,283	(2,416)	120,867	36.4%	2.0%
Total	10	$336,771	$(4,932)	$331,839	100.0%	1.5%
(1)	As of March 31, 2022, our performing loans had a weighted average maturity of 3.3 years and, excluding one performing loan with a maturity of September 2057, had a weighted average maturity of 0.4 years.

	December 31, 2021
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans	8	$153,043	$(1,888)	$151,155	45.4%	1.2%
Non-performing loans	1	59,640	(576)	59,064	17.7%	1.0%
Other lending investments	2	124,930	(2,305)	122,625	36.8%	1.8%
Total	11	$337,613	$(4,769)	$332,844	100.0%	1.4%

Performing Loans—The table below summarizes our performing loans exclusive of allowances ($ in thousands):

	March 31, 2022	December 31, 2021
Senior mortgages	$141,176	$139,968
Corporate/Partnership loans	—	618
Subordinate mortgages	12,670	12,457
Total	$153,846	$153,043

Weighted average LTV	61%	60%
Yield - year to date(1)	7.1%	7.5%
(1)	Yields presented are for the three months ended March 31, 2022 and 2021 and represent the yields on performing loans and other lending investments.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2022 and December 31, 2021, we had one non-performing loan with a carrying value of $59.1 million. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $4.9 million as of March 31, 2022, or 1.5% of total loans and other lending investments, compared to $4.8 million, or 1.4%, as of December 31, 2021. We expect that our level of Expected Losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and Expected Losses requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans and other lending investments.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan’s collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2022 and December 31, 2021, asset-specific allowances were $0.6 million and $0.6 million, respectively.

We estimate the formula-based component based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market. In addition, we use third-party market data that includes forecasted economic trends, including unemployment rates.

The Expected Loss increased to $4.3 million, or 1.6%, of performing loans and other lending investments as of March 31, 2022, compared to $4.2 million, or 1.5%, of performing loans and other lending investments as of December 31, 2021. The increase was due primarily to the accretion on our held-to-maturity security.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including hotel, multifamily, retail, condominium and entertainment/leisure properties. As of March 31, 2022, the book value of our operating property portfolio, including the carrying value of our equity method investments, totaled $135.0 million.

Land and Development

The following table presents a land and development portfolio rollforward for the three months ended March 31, 2022.

	Land and Development Portfolio Rollforward
	(in millions)
	Asbury Ocean
	Club and
	Asbury Park	Magnolia	All	Total
	Waterfront	Green	Others	Segment
Beginning balance(1)	$137.8	$95.8	$53.2	$286.8
Asset sales(2)	(9.7)	(3.4)	(0.5)	(13.6)
Capital expenditures	1.4	3.5	—	4.9
Other	—	(0.6)	(0.1)	(0.7)
Ending balance(1)	$129.5	$95.3	$52.6	$277.4
(1)	As of March 31, 2022, and December 31, 2021, Total Segment excludes $0.2 million and $1.1 million, respectively, of equity method investments.
(2)	Represents gross book value of the assets sold, rather than proceeds received.

Results of Operations for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	For the Three Months Ended
	March 31,
	2022	2021	$ Change

	(in thousands)
Operating lease income	$3,109	$4,931	$(1,822)
Interest income	4,948	9,789	(4,841)
Interest income from sales-type leases	356	—	356
Other income	8,640	13,015	(4,375)
Land development revenue	14,900	32,249	(17,349)
Total revenue	31,953	59,984	(28,031)
Interest expense	29,243	28,809	434
Real estate expense	10,117	8,719	1,398
Land development cost of sales	14,496	29,323	(14,827)
Depreciation and amortization	1,357	2,401	(1,044)
General and administrative	1,375	21,439	(20,064)
Provision for (recovery of) loan losses	135	(3,642)	3,777
Provision for losses on net investment in leases	281	—	281
Impairment of assets	—	257	(257)
Other expense	930	253	677
Total costs and expenses	57,934	87,559	(29,625)
Income from sales of real estate	492	612	(120)
Loss on early extinguishment of debt, net	(1,428)	—	(1,428)
Earnings from equity method investments	25,032	11,768	13,264
Income tax (expense) benefit	(3)	698	(701)
Net income from discontinued operations	797,688	22,486	775,202
Net income	$795,800	$7,989	$787,811

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $3.1 million during the three months ended March 31, 2022 from $4.9 million for the same period in 2021. The decrease was primarily due to the sale of assets, partially offset by an increase in rent at certain of our properties.

Interest income decreased to $4.9 million during the three months ended March 31, 2022 from $9.8 million for the same period in 2021. The decrease was due primarily to a decrease in the average balance of our performing loans and other lending investments, which was $279 million for the three months ended March 31, 2022 and $526 million for the three months ended March 31, 2021. The weighted average yield on our performing loans and other lending investments was 7.1% and 7.5%, respectively, for the three months ended March 31, 2022 and 2021.

Interest income from sales-type leases was $0.4 million for the three months ended March 31, 2022 and resulted from the acquisition of a Ground Lease that was classified as a sales-type lease (refer to Note 5 to the consolidated financial statements).

Other income decreased to $8.6 million during the three months ended March 31, 2022 from $13.0 million for the same period in 2021. Other income during the three months ended March 31, 2022 consisted primarily of management fees, income from our hotel properties and other ancillary income from our land and development projects and operating properties. Other income during the three months ended March 31, 2021 consisted primarily of a mark-to-market gain on an equity investment, management fees, other ancillary income from our land and development projects and loan portfolio, income from our hotel properties, lease termination fees and interest income on our cash.

Land development revenue and cost of sales—During the three months ended March 31, 2022, we sold land parcels and residential lots and units and recognized land development revenue of $14.9 million which had associated cost of sales of $14.5 million. During the three months ended March 31, 2021, we sold residential lots and units and recognized land development revenue of $32.2 million which had associated cost of sales of $29.3 million.

Costs and expenses—Interest expense increased to $29.2 million during the three months ended March 31, 2022 from $28.8 million for the same period in 2021. Our weighted average cost of debt was 4.7% for the three months ended March 31, 2022 compared to 4.5% for the three months ended March 31, 2021. The average balance of our outstanding debt was $2.51 billion for the three months ended March 31, 2022 and $2.61 billion for the same period in 2021.

Real estate expense increased to $10.1 million during the three months ended March 31, 2022 from $8.7 million for the same period in 2021. The increase was primarily due to an increase in expenses at certain of our hotel operating properties that have increased operations from the prior year, which was partially offset by asset sales.

Depreciation and amortization decreased to $1.4 million during the three months ended March 31, 2022 from $2.4 million for the same period in 2021.

General and administrative expense includes payroll and related costs, performance-based compensation, public company costs and occupancy costs. General and administrative expenses decreased to $1.4 million during the three months ended March 31, 2022 from $21.4 million for the same period in 2021. The decrease in 2022 was due primarily to a $19.3 million decrease in performance-based compensation. Our primary forms of performance-based compensation are our iPIP Plans and our annual bonus pool (refer to Note 14 to the consolidated financial statements for more information on the iPIP Plans). In addition, illustrative examples of our iPIP Plans may be found in our 2021 definitive proxy statement which is publicly available on the SEC’s website.

The provision for loan losses was $0.1 million for the three months ended March 31, 2022 as compared to a recovery of loan losses of $3.6 million for the same period in 2021. The provision for loan losses for the three months ended March 31, 2022 resulted from the accretion on our held-to-maturity security. The recovery of loan losses for the three months ended March 31, 2021 resulted from the reversal of Expected Loss allowances on loans that repaid in full in the first quarter 2021 and from an improving macroeconomic forecast on commercial real estate markets since December 31, 2020.

The provision for losses on net investment in leases for the three months ended March 31, 2022 resulted from the macroeconomic forecast on commercial real estate markets.

Other expense was $0.9 million during the three months ended March 31, 2022 and $0.3 million for the same period in 2021. Other expenses for the three months ended March 31, 2022 consisted primarily of legal costs.

Income from sales of real estate—During the three months ended March 31, 2022, we recorded $0.5 million of income from sales of real estate primarily from the sale of Ground Leases. During the three months ended March 31, 2021, we recorded $0.6 million of income from sales of real estate from the sale of residential condominiums.

Loss on early extinguishment of debt, net—During the three months ended March 31, 2022, we incurred losses on early extinguishment of debt of $1.4 million resulting from the repayment of our senior term loan in connection with our Net Lease Sale (refer to Note 3 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments increased to $25.0 million during the three months ended March 31, 2022 from $11.8 million for the same period in 2021. During the three months ended March 31, 2022, we recognized $17.0 million of income from our equity method investment in SAFE and $8.0 million of net aggregate income from our remaining equity method investments. During the three months ended March 31, 2021, we recognized $11.4 million of income from our equity method investment in SAFE and $0.4 million of net aggregate income from our remaining equity method investments.

Income tax (expense) benefit—Income tax benefit of $0.7 million was recorded for the three months ended March 31, 2021 and related primarily to refunds due us for alternative minimum taxes paid in prior periods.

Net income from discontinued operations—In March 2022, we closed on the sale of the majority of our net lease properties owned directly and through ventures. Our net lease assets were comprised of office, entertainment and industrial properties located in the United States. Our net lease assets associated with our Ground Lease businesses were not included in the sale. Net income from discontinued operations represents the operating results from the net lease assets that are not associated with our Ground Lease businesses (refer to Note 3 to the consolidated financial statements - Net Lease Sale and Discontinued Operations).

Adjusted Earnings

In 2019, we announced a new business strategy that would focus our management personnel and our investment resources primarily on scaling our Ground Lease platform. As part of this strategy, we accelerated the monetization of legacy assets and deployed a substantial portion of the proceeds into additional investments in SAFE and new loan and net lease originations relating to the Ground Lease business. Adjusted earnings is a non-GAAP metric management uses to assess our execution of this strategy and the performance of our operations.

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

	For the Three Months Ended March 31,
	2022	2021

	(in thousands)
Adjusted Earnings
Net income (loss) allocable to common shareholders	$610,855	$(405)
Add: Depreciation and amortization	4,002	17,629
Add: Stock-based compensation (income) expense	(12,427)	5,508
Add: Non-cash portion of loss on early extinguishment of debt	5,109	—
Adjusted earnings allocable to common shareholders	$607,539	$22,732

Liquidity and Capital Resources

During the three months ended March 31, 2022, we received net proceeds from the Net Lease Sale of approximately $1.2 billion. We invested an aggregate $247 million in new investments, prior financing commitments and real estate development. Investments included $231 million in our Ground Lease businesses (including $202 million in shares of SAFE common stock) and $16 million of loan fundings and capital expenditures on legacy and strategic assets. These amounts are inclusive of fundings from our consolidated investments and our pro rata share from equity method investments.

The following table outlines our capital expenditures on operating properties, net lease and land and development assets as reflected in our consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, by segment ($ in thousands):

	For the Three Months Ended March 31,
	2022	2021
Operating Properties	$239	$96
Net Lease	502	552
Total capital expenditures on real estate assets	$741	$648

Land and Development	$4,803	$4,134
Total capital expenditures on land and development assets	$4,803	$4,134

As of March 31, 2022, we had unrestricted cash of $1.5 billion and $350 million of borrowing capacity available under the Revolving Credit Facility. Our primary cash uses over the next 12 months are expected to be funding of investments in our Ground Lease and Ground Lease adjacent businesses, distributions to noncontrolling interests resulting from the Net Lease Sale (refer to Note 3 to the consolidated financial statements), repayment of debt obligations (refer to Note 10 to the consolidated financial statements), capital expenditures on legacy assets, distributions to shareholders through dividends and share repurchases and funding ongoing business operations, including operating lease payments (refer to Note 11 to the consolidated financial statements). The amount we actually invest will depend on the closing of asset sales, the continuing impact of the COVID-19 pandemic, inflation, interest rate increases, market volatility and other macroeconomic factors on our business.

In April 2022, we completed separate, privately-negotiated transactions with holders of $194 million aggregate principal amount of our 3.125% convertible notes (refer to Note 18 to the consolidated financial statements) in which the noteholders exchanged their convertible notes with us for 13.75 million newly issued shares of our common stock and aggregate cash payments of $14 million. Our remaining $94 million aggregate principal amount of our 3.125% convertible notes mature in September 2022, and we must repay them in a combination of cash and shares of our common stock. We also had approximately $128.4 million of maximum unfunded commitments associated with our investments as of March 31, 2022, of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see “Unfunded Commitments” below). We also have approximately $138.4 million principal amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers.

We expect that we will be able to meet our liquidity requirements over the next 12 months and for the reasonably foreseeable future. Our capital sources to meet such cash requirements are expected to include cash on hand, including proceeds from the Net Lease Sale, Revolving Credit Facility borrowings, income from our portfolio, loan repayments from borrowers and proceeds from asset sales. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions.

We also have amounts due under our liability-classified and equity-classified iPIP Plans. We currently estimate the total amount due under our iPIP Plans to be $219 million, assuming SAFE is valued at a price of $43.05 per share and our other assets perform with current underwriting expectations. Of this amount, $114 million has been accrued in our financial statements (refer to Note 14 to the consolidated financial statements), of which $39 million will be paid in cash and shares of our common stock in the second quarter of 2022 resulting from the Net Lease Sale. Distributions on our iPIP Plans are expected to be 50% in cash and 50% in shares of our common stock; provided, however, that (a) the cash portion will be increased if we do not have sufficient shares available under shareholder approved equity plans; and (b) if the principal remaining material asset in a plan is unsold SAFE shares, we may elect to distribute SAFE shares in lieu of cash and our common stock. Additional information on our iPIP Plans can be found in our 2021 Annual Report and our 2021 Proxy Statement, both of which are available on our website.

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the three months ended March 31, 2022 and 2021 ($ in thousands):

	For the Three Months Ended March 31,
	2022	2021

Cash flows used in operating activities	$(30,624)	$(3,795)
Cash flows provided by investing activities	2,417,867	137,635
Cash flows used in financing activities	(1,229,992)	(36,414)

The decrease in cash flows provided by operating activities during 2022 was due primarily to a decrease in the collection of deferred interest on loans. The increases in cash flows provided by investing activities and cash flows used in financing activities during 2022 was due primarily to the Net Lease Sale (refer to Note 3 to the consolidated financial statements).

Debt Covenants—Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness, as such terms are defined in the indentures governing the debt securities, of at least 1.3x and a covenant restricting certain incurrences of debt based on a fixed charge coverage ratio. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders.

The Revolving Credit Facility contains certain covenants, including covenants relating to collateral coverage, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. The Revolving Credit Facility is secured by a borrowing base of assets and requires us to maintain both borrowing base asset value of at least 1.5x outstanding borrowings on the facility and a consolidated ratio of cash flow to fixed charges of at least 1.5x. The Revolving Credit Facility does not require that proceeds from the borrowing base be used to pay down outstanding borrowings provided the borrowing base asset value remains at least 1.5x outstanding borrowings on the facility. To satisfy this covenant, we have the option to pay down outstanding borrowings or substitute assets in the borrowing base. Under the Revolving Credit Facility we are permitted to pay dividends provided that no material default (as defined in the relevant agreement) has occurred and is continuing or would result therefrom and we remain in compliance with our financial covenants after giving effect to the dividend. We declared common stock dividends of $8.7 million, or $0.125 per share, for the three months ended March 31, 2022.

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

As of March 31, 2022, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other
	Lending		Other
	Investments	Real Estate	Investments	Total
Performance-Based Commitments	$4,235	$8,111	$108,650	$120,996
Strategic Investments	—	5,061	2,325	7,386
Total	$4,235	$13,172	$110,975	$128,382

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the three months ended March 31, 2021, we repurchased 0.7 million shares of our outstanding common stock for $12.4 million, for an average cost of $17.20 per share. We are generally authorized to repurchase up to $50.0 million in shares of our common stock and in February 2022, our board of directors authorized an increase to the stock repurchase program to $50.0 million. As of March 31, 2022, we had remaining authorization to repurchase up to $50.0 million of common stock under our stock repurchase program.

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

For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements and our 2021 Annual Report.

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

The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates decrease by 10 basis points or increase by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.45% as of March 31, 2022. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-10 Basis Points	$(1,451)
Base Interest Rate	—
+10 Basis Points	1,451
+50 Basis Points	7,256
+100 Basis Points	14,512
(1)	As of March 31, 2022, we have an overall net variable-rate asset position. In addition, as of March 31, 2022, $138.3 million of our floating rate loans have a weighted average interest rate floor of 2.1%.

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

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in our 2021 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended March 31, 2022. As of March 31, 2022, we had remaining authorization to repurchase up to $50.0 million of common stock under our stock repurchase program.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 is formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2022 and 2021, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows (unaudited) for three months ended March 31, 2022 and 2021 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iStar Inc. Registrant

Date:	May 4, 2022	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	May 4, 2022	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

RETT

iStar Inc. Registrant
Date:	May 4, 2022	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer