Form 10-K/A
period 2021-12-31
ISTAR INC.
filed 2022-08-22
CIK 1095651

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

As of February 22, 2022, there were 69,020,750 shares of common stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant’s directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting, filed on April 1, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name: Deloitte & Touche LLPAuditor Location: New York, NYAuditor Firm ID: 34

iStar Inc.

Form 10-K/A

Explanatory Note

On February 25, 2022, iStar Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Original Form 10-K”) with the Securities and Exchange Commission (“SEC”). The Company determined that as of December 31, 2021, Safehold Inc. (“SAFE”), an equity method investment, met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X and the Company was required to include in its Original Form 10-K the audited financial statements of SAFE pursuant to Rule 3-09. SAFE files public reports with the SEC.

We are filing this Amendment No. 1 to the Original Form 10-K in order to incorporate by reference to this Amendment the audited financial statements and related disclosures of SAFE that were publicly filed in SAFE's Annual Report on Form 10-K for the year ended December 31, 2021, and to include the consent of Deloitte & Touche LLP, SAFE’s independent registered public accounting firm, with respect to its report on such audited financial statements.

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our subsequent filings with the SEC.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial statements and schedules: 1) Index to Financial Statements and Schedules included in Item 8; and 2) The consolidated financial statements of Safehold Inc. are incorporated by reference to Item 8 of Safehold Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38122) filed with the SEC on February 15, 2022.

The following exhibits listed on the exhibit index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K/A.

INDEX TO EXHIBITS

Exhibit Number	Document Description
23.2*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1

Consolidated financial statements of Safehold Inc., Report of Independent Registered Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements – Incorporated by reference to Item 8 of Safehold Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38122) filed with the Securities Exchange Commission on February 15, 2022.

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

(b)Exhibits—see index on following page and incorporated herein by reference.

(c)	The financial statements required by Rule 3-09 of Regulation S-X are listed as Exhibit 99.1 to this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iStar Inc.
Registrant
Date:	August 19, 2022	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer (principal financial officer)

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(b)	and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.
(c)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Restated Charter of the Company (including the Articles Supplementary for each Series of the Company’s Preferred Stock).(1)
3.2	Amended and Restated Bylaws of the Company.(2)
3.6	Articles Supplementary relating to Series D Preferred Stock.(1)
3.8	Articles Supplementary relating to Series G Preferred Stock.(1)
3.9	Articles Supplementary relating to Series I Preferred Stock.(1)
4.1	Form of 8.00% Series D Cumulative Redeemable Preferred Stock Certificate.(3)
4.2	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(4)
4.3	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(5)
4.4	Form of Stock Certificate for the Company’s Common Stock.(6)
4.5	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(6)
4.6	Form of Global Note, No. 1, evidencing 5.500% Senior Notes due 2026(7)
4.7	Thirty-Fifth Supplemental Indenture, dated September 1, 2020, governing the 5.500% Senior Notes due 2026(7)
4.8	Thirty-Second Supplemental Indenture, dated as of September 20, 2017, governing the 3.125% Senior Notes due 2022.(8)
4.9	Form of Global Note, No. 1, evidencing 3.125% Senior Notes due 2022.(8)
4.10	Thirty-Third Supplemental Indenture, dated as of September 16, 2019, governing the 4.75% Senior Notes due 2024.(9)
4.11	Thirty-Fourth Supplemental Indenture, dated as of December 16, 2019, governing the 4.25% Senior Notes due 2025.(10)
4.12	Thirty-Sixth Supplemental Indenture, dated as of October 29, 2021, governing the 4.75% Notes due 2024.(11)
4.13	Thirty-Seventh Supplemental Indenture, dated as of October 29, 2021, governing the 4.25% Notes due 2025.(11)
4.14	Thirty-Eighth Supplemental Indenture, dated as of October 29, 2021, governing the 5.50% Notes due 2026. (11)
4.15	Description of Common and Preferred Stock(12)
10.1	iStar Inc. 2009 Long Term Incentive Compensation Plan.(13)
10.2	iStar Inc. 2013 Performance Incentive Plan.(14)
10.3	Form of Restricted Stock Unit Award Agreement.(15)
10.4	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(16)
10.5	Form of Award Agreement For Investment Pool.(17)
10.6

Amended and Restated Credit Agreement, dated as of June 23, 2016, by the Company, the banks set forth therein and J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A., Bank Of America, N.A. and Barclays Bank PLC as joint lead arrangers.(18)

10.7	Security Agreement, dated as of June 23, 2016, made by the Company, and the other parties thereto in favor of J.P. Morgan Chase Bank, N.A., as administrative agent.(18)
10.8	Third Amendment, dated as of June 28, 2018, to the Amended and Restated Credit Agreement referenced at Exhibit 10.8 (19)
10.9	Amended and Restated Credit Agreement dated as of September 27, 2019, among the Company, the other parties named therein and JPMorgan Chase Bank, N.A. as administrative agent.(20)
10.10	Stockholder Agreement, dated as of January 2, 2019, between iStar Inc., and Safehold Inc.(21)

10.11	Amended and Restated Management Agreement, dated as of January 2, 2019, among Safehold Inc., SFTY Manager LLC and iStar Inc.(21)
10.12	First Amendment to Stockholder Agreement, dated as of January 14, 2020, between iStar Inc. and Safehold Inc. (22)
10.13	First Amendment to Amended and Restated Management Agreement, dated as of January 14, 2020, among Safehold Inc., SFTY Manager LLC and iStar Inc.(22)
10.14	First Amendment to Exclusivity Agreement, dated as of January 14, 2020, between the Company and Safehold Inc. (22)
14.0	iStar Inc. Code of Conduct.(23)
21.1	Subsidiaries of the Company.(24)
23.1	Consent of Deloitte & Touche LLP.(24)
23.2*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1	Consolidated financial statements of Safehold Inc., Report of Independent Registered Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements.(25)
101**	Interactive data file
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2016.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2018.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-A filed on December 10, 2003.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-A filed on February 27, 2004.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.
(6)	Incorporated by reference from the Company’s Current Report on Form S-3 Registration Statement filed on February 12, 2001.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 1, 2020.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 20, 2017.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 16, 2019.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2019.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 2, 2021.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 24, 2020.
(13)	Incorporated by reference from the Company’s Definitive Proxy Statement filed on April 9, 2019.
(14)	Incorporated by reference from the Company’s Definitive Proxy Statement filed on April 11, 2014.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 25, 2007.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.
(17)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 filed on March 27, 2015.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 29, 2016
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 5, 2018.
(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on October 31, 2019.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2019.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2020.
(23)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
(24)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 25, 2022.
(25)	Incorporated by reference to Item 8 of Safehold Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38122) filed on February 15, 2022.
*	Filed herewith.

**In accordance with Rule 406T of Regulation S-T, the Inline XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.