Form 10-Q
period 2022-09-30
ISTAR INC.
filed 2022-11-04
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022
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

As of November 1, 2022, there were 86,697,347 shares, $0.001 par value per share, of iStar Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

iStar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Real estate
Real estate, at cost	$111,719	$113,510
Less: accumulated depreciation	(22,575)	(21,360)
Real estate, net	89,144	92,150
Real estate available and held for sale	1,283	301
Total real estate	90,427	92,451
Real estate and other assets available and held for sale and classified as discontinued operations(2)	11,925	2,299,711
Net investment in leases ($0 of allowances as of December 31, 2021)	—	43,215
Land and development, net	248,246	286,810
Loans receivable and other lending investments, net ($2,890 and $4,769 of allowances as of September 30, 2022 and December 31, 2021, respectively)	176,623	332,844
Loans receivable held for sale	—	43,215
Other investments	1,605,268	1,297,281
Cash and cash equivalents	1,335,722	339,601
Accrued interest and operating lease income receivable, net	1,035	1,813
Deferred operating lease income receivable, net	2,842	3,159
Deferred expenses and other assets, net	50,044	100,434
Total assets	$3,522,132	$4,840,534
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$140,876	$236,732
Liabilities associated with real estate held for sale and classified as discontinued operations(2)	2,918	968,419
Liabilities associated with properties held for sale	—	3
Debt obligations, net	1,680,708	2,572,174
Total liabilities	1,824,502	3,777,328
Commitments and contingencies (refer to Note 11)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 86,695 and 68,870 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	87	69
Additional paid-in capital	3,457,961	3,100,015
Accumulated deficit	(1,772,843)	(2,227,213)
Accumulated other comprehensive loss	(4,898)	(21,587)
Total iStar Inc. shareholders' equity	1,680,319	851,296
Noncontrolling interests	17,311	211,910
Total equity	1,697,630	1,063,206
Total liabilities and equity	$3,522,132	$4,840,534
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	Refer to Note 3 - Net Lease Sale and Discontinued Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Operating lease income	$3,424	$3,732	$9,715	$13,456
Interest income	2,093	6,972	11,262	24,846
Interest income from sales-type leases	129	526	861	683
Other income	27,024	39,033	51,545	60,950
Land development revenue	15,087	93,369	54,390	157,936
Total revenues	47,757	143,632	127,773	257,871
Costs and expenses:
Interest expense	22,664	28,695	76,056	86,145
Real estate expense	16,204	13,369	39,337	33,404
Land development cost of sales	16,778	87,380	55,369	147,507
Depreciation and amortization	1,290	1,742	3,985	5,715
General and administrative	14,210	17,121	10,406	68,954
Provision for (recovery of) loan losses	(157)	(1,610)	22,556	(7,411)
Provision for (recovery of) losses on net investment in leases	(380)	(315)	—	465
Impairment of assets	—	421	1,768	679
Other expense	4,171	894	6,624	1,358
Total costs and expenses	74,780	147,697	216,101	336,816
Income from sales of real estate	951	25,611	1,443	26,319
Income (loss) from operations before earnings from equity method investments and other items	(26,072)	21,546	(86,885)	(52,626)
Loss on early extinguishment of debt, net	(13,209)	—	(131,200)	—
Earnings from equity method investments	57,797	87,795	102,222	110,661
Net income (loss) from continuing operations before income taxes	18,516	109,341	(115,863)	58,035
Income tax (expense) benefit	(564)	39	(567)	117
Net income (loss) from continuing operations	17,952	109,380	(116,430)	58,152
Net income from discontinued operations(1)	—	21,614	797,688	69,415
Net income	17,952	130,994	681,258	127,567
Net (income) loss from continuing operations attributable to noncontrolling interests	53	(10)	(46)	55
Net (income) from discontinued operations attributable to noncontrolling interests(1)	—	(3,254)	(179,089)	(8,092)
Net income attributable to iStar Inc.	18,005	127,730	502,123	119,530
Preferred dividends	(5,874)	(5,874)	(17,622)	(17,622)
Net income allocable to common shareholders	$12,131	$121,856	$484,501	$101,908
Per common share data:
Net income (loss) allocable to common shareholders
Basic	$0.14	$1.71	$6.16	$1.40
Diluted	$0.14	$1.51	$6.16	$1.30
Net income (loss) from continuing operations and allocable to common shareholders:
Basic	$0.14	$1.45	$(1.70)	$0.56
Diluted	$0.14	$1.28	$(1.70)	$0.52
Net income from discontinued operations and allocable to common shareholders:
Basic	$—	$0.26	$7.86	$0.84
Diluted	$—	$0.23	$7.86	$0.78
Weighted average number of common shares:
Basic	85,458	71,299	78,706	72,675
Diluted	85,867	80,487	78,706	78,402
(1)	Refer to Note 3 - Net Lease Sale and Discontinued Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$17,952	$130,994	$681,258	$127,567
Other comprehensive income:
Reclassification of losses on cash flow hedges into earnings upon realization(1)	562	2,683	1,763	7,507
Reclassification of losses on available-for-sale securities	386	—	386	—
Unrealized losses on available-for-sale securities	—	(539)	(4,623)	(913)
Unrealized gains on cash flow hedges	12,026	273	19,163	11,483
Other comprehensive income	12,974	2,417	16,689	18,077
Comprehensive income	30,926	133,411	697,947	145,644
Comprehensive (income) attributable to noncontrolling interests(2)	53	(4,207)	(179,135)	(11,951)
Comprehensive income attributable to iStar Inc.	$30,979	$129,204	$518,812	$133,693
(1)	Reclassified to “Net income from discontinued operations” in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 is $2,050 and $6,183 respectively. Reclassified to “Earnings from equity method investments” in the Company’s consolidated statements of operations for the three months ended September 30, 2022 and 2021 are $562 and $633 respectively. Reclassified to “Earnings from equity method investments” in the Company’s consolidated statements of operations for the nine months ended September 30, 2022 and 2021 are $1,763 and $1,324, respectively.
(2)	For the three months ended September 30, 2021, $4.2 million of comprehensive income attributable to noncontrolling interests was from discontinued operations. For the nine months ended September 30, 2022 and 2021, $179.1 million and $12.0 million, respectively, of comprehensive income attributable to noncontrolling interests was from discontinued operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	iStar Inc. Shareholders' Equity
					Accumulated
		Common	Additional	Retained	Other
	Preferred	Stock at	Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Stock(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of June 30, 2022	$12	$84	$3,406,422	$(1,774,069)	$(17,872)	$16,287	$1,630,864
Dividends declared—preferred	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.125 per share)	—	—	—	(10,905)	—	—	(10,905)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	1,262	—	—	1,077	2,339
Issuance of common stock in connection with 3.125% convertible notes(3)	—	3	50,277	—	—	—	50,280
Net income (loss)	—	—	—	18,005	—	(53)	17,952
Change in accumulated other comprehensive income (loss)	—	—	—	—	12,974	—	12,974
Balance as of September 30, 2022	$12	$87	$3,457,961	$(1,772,843)	$(4,898)	$17,311	$1,697,630

Balance as of June 30, 2021	$12	$72	$3,185,748	$(2,338,454)	$(35,824)	$197,152	$1,008,706
Dividends declared—preferred	—	—	—	(5,874)	—	—	(5,874)
Dividends declared—common ($0.125 per share)	—	—	—	(8,954)	—	—	(8,954)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	1,158	—	—	1,107	2,265
Net income (loss)	—	—	—	127,730	—	3,264	130,994
Change in accumulated other comprehensive income (loss)	—	—	—	—	1,474	943	2,417
Repurchase of stock	—	(2)	(59,505)	—	—	—	(59,507)
Contributions from noncontrolling interests	—	—	—	—	—	169	169
Distributions to noncontrolling interests	—	—	—	—	—	(3,917)	(3,917)
Change to noncontrolling interest	—	—	—	—	—	(74)	(74)
Balance as of September 30, 2021	$12	$70	$3,127,401	$(2,225,552)	$(34,350)	$198,644	$1,066,225

	iStar Inc. Shareholders' Equity
					Accumulated
		Common	Additional	Retained	Other
	Preferred	Stock at	Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Stock(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of December 31, 2021	$12	$69	$3,100,015	$(2,227,213)	$(21,587)	$211,910	$1,063,206
Dividends declared—preferred	—	—	—	(17,622)	—	—	(17,622)
Dividends declared—common ($0.375 per share)	—	—	—	(30,131)	—	—	(30,131)
Issuance of stock/restricted stock unit amortization, net(2)	—	1	10,148	—	—	3,504	13,653
Issuance of common stock in connection with 3.125% convertible notes(3)	—	17	347,798	—	—	—	347,815
Net income	—	—	—	502,123	—	179,135	681,258
Change in accumulated other comprehensive income (loss)	—	—	—	—	16,689	—	16,689
Contributions from noncontrolling interests	—	—	—	—	—	7,893	7,893
Distributions to noncontrolling interests	—	—	—	—	—	(385,131)	(385,131)
Balance as of September 30, 2022	$12	$87	$3,457,961	$(1,772,843)	$(4,898)	$17,311	$1,697,630

Balance as of December 31, 2020	$12	$74	$3,240,535	$(2,316,972)	$(52,680)	$193,414	$1,064,383
Impact from adoption of new accounting standards	—	—	(25,869)	15,850	—	—	(10,019)
Dividends declared—preferred	—	—	—	(17,622)	—	—	(17,622)
Dividends declared—common ($0.36 per share)	—	—	—	(26,338)	—	—	(26,338)
Issuance of stock/restricted stock unit amortization, net(2)	—	—	4,929	—	—	2,645	7,574
Net income (loss)	—	—	—	119,530	—	8,037	127,567
Change in accumulated other comprehensive income (loss)	—	—	—	—	18,330	3,913	22,243
Repurchase of stock	—	(4)	(91,859)	—	—	—	(91,863)
Contributions from noncontrolling interests	—	—	—	—	—	1,026	1,026
Distributions to noncontrolling interests	—	—	(335)	—	—	(10,317)	(10,652)
Change to noncontrolling interest	—	—	—	—	—	(74)	(74)
Balance as of September 30, 2021	$12	$70	$3,127,401	$(2,225,552)	$(34,350)	$198,644	$1,066,225
(1)	Refer to Note 13 for details on the Company’s Preferred Stock.
(2)	Net of payments for withholding taxes upon vesting of stock-based compensation.
(3)	Refer to Note 10 for details on the Company’s 3.125% convertible notes.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$681,258	$127,567
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	22,556	(7,613)
Provision for losses on net investment in leases	—	(1,735)
Impairment of assets	3,260	2,965
Depreciation and amortization	3,985	44,971
Non-cash interest income from sales-type leases	(1,748)	(22,243)
Stock-based compensation	(30,724)	23,300
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	7,362	5,920
Amortization of discounts/premiums and deferred interest on loans, net	(6,615)	(11,730)
Deferred interest on loans received	4,738	24,394
Earnings from equity method investments	(229,351)	(114,675)
Distributions from operations of other investments	149,741	37,433
Deferred operating lease income	(2,169)	(7,874)
Income from sales of real estate	(685,180)	(28,433)
Land development revenue in excess of cost of sales	979	(10,429)
Loss on early extinguishment of debt, net	172,608	—
Other operating activities, net	(12,846)	(14,031)
Changes in assets and liabilities:
Origination and fundings of loans receivable held for sale	—	(42,000)
Changes in accrued interest and operating lease income receivable	2,552	5,259
Changes in deferred expenses and other assets, net	(15,308)	(9,186)
Changes in accounts payable, accrued expenses and other liabilities	(49,725)	(6,601)
Cash flows provided by (used in) operating activities	15,373	(4,741)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(5,831)	(71,921)
Capital expenditures on real estate assets	(1,090)	(5,835)
Capital expenditures on land and development assets	(15,993)	(15,603)
Acquisitions of real estate, net investments in leases and land assets	(36,730)	(42,000)
Repayments of and principal collections on loans receivable and other lending investments, net	90,615	226,065
Net proceeds from sales of loans receivable	145,583	122,609
Net proceeds from sales of real estate	1,982,254	125,666
Net proceeds from sales of land and development assets	51,580	154,094
Net proceeds from sales of net investment in leases	608,238	14,910
Net proceeds from sales of other investments	—	3,000
Distributions from other investments	161,275	34,926
Contributions to and acquisition of interest in other investments	(273,206)	(171,005)
Other investing activities, net	(62)	(1,184)
Cash flows provided by investing activities	2,706,633	373,722
Cash flows from financing activities:
Borrowings from debt obligations	50,000	25,000
Repayments and repurchases of debt obligations	(1,154,033)	(44,534)
Purchase of marketable securities in connection with the defeasance of mortgage notes payable	(252,571)	—
Preferred dividends paid	(17,622)	(17,622)
Common dividends paid	(30,224)	(26,149)
Repurchase of stock	—	(88,946)
Payments for deferred financing costs	—	(75)
Payments for withholding taxes upon vesting of stock-based compensation	(10,567)	(2,210)
Contributions from noncontrolling interests	7,893	233
Distributions to noncontrolling interests	(351,005)	(10,317)
Payments for debt prepayment or extinguishment costs	(16,676)	—
Cash flows used in financing activities	(1,774,805)	(164,620)
Effect of exchange rate changes on cash	(100)	(126)
Changes in cash, cash equivalents and restricted cash	947,101	204,235
Cash, cash equivalents and restricted cash at beginning of period	393,996	150,566
Cash, cash equivalents and restricted cash at end of period	$1,341,097	$354,801

	For the Nine Months Ended September 30,
	2022	2021
Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$1,335,722	$298,886
Restricted cash included in deferred expenses and other assets, net	5,375	55,915
Total cash and cash equivalents and restricted cash	$1,341,097	$354,801
Supplemental disclosure of non-cash investing and financing activity:
Fundings and (repayments) of loan receivables and loan participations, net	$—	$(42,501)
Accounts payable for capital expenditures on land and development and real estate assets	2,258	1,125
Contributions to other investments	—	2,000
Distributions to noncontrolling interests	34,467	—
Defeasance of mortgage notes payable	230,452	—
Marketable securities transferred in connection with the defeasance of mortgage notes payable	252,571	—
Settlement of senior unsecured notes (refer to Note 10)	218,945	—
Accrued repurchase of stock	—	3,117
Assumption of mortgage by third party	62,825	—

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

Merger with Safehold Inc.—On August 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Safehold Inc. (“SAFE”). The Merger Agreement provides that, subject to the terms and conditions thereof, SAFE will merge with and into the Company (the “Merger”). The surviving company of the Merger will be named Safehold Inc. (“New SAFE”) and its shares of common stock will trade on the New York Stock Exchange under the symbol “SAFE.” The Company expects that the Merger will close in the first quarter or second quarter of 2023.

As discussed further below, shortly before the closing of the Merger, the Company intends to separate its remaining legacy non-ground lease assets and businesses into a separate public company (“SpinCo”) by distributing to the Company’s stockholders, on a pro rata basis, the issued and outstanding equity interests of SpinCo (the “Spin-Off”).

Conditions to the Merger

The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including: (i) the approval of the Company’s stockholders, (ii) the approval of SAFE’s stockholders, (iii) completion of the Spin-Off, (iv) the approval of the shares of STAR Common Stock to be issued in the Merger for listing on the NYSE, (v) the effectiveness of a registration statement on Form S-4 registering the STAR Common Stock to be issued in the Merger, (vi) the absence of any temporary restraining order, injunction or other order of any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the reverse stock split or the Merger, (vii) generation of certain cash proceeds, (viii) the receipt of certain tax opinions by the Company and SAFE that the Merger will qualify as a reorganization under the Internal Revenue Code and that the Company and SAFE each qualifies as a REIT for federal income tax purposes, (ix) the accuracy of certain representations and warranties of the Company and SAFE contained in the Merger Agreement and the compliance by the parties with the covenants contained in the Merger Agreement (subject to customary materiality qualifiers), and (x) other conditions specified in the Merger Agreement.

Conditions to the Spin-Off

Completion of the Spin-Off is subject to: (i) completion of the documents for the Spin-Off related financings; (ii) the satisfaction or waiver of relevant conditions to the consummation of the Merger; (iii) effectiveness of a registration statement on Securities and Exchange Commission (“SEC”) Form 10; (iv) the absence of an injunction or law preventing the consummation of the Spin-Off, the distribution and the transactions related thereto; and (v) other customary closing conditions.

Other Merger related transactions

The Company has entered into an agreement (the “MSD Stock Purchase Agreement”) with MSD Partners, L.P. (“MSD Partners”) and SAFE under which the Company has agreed to sell and MSD Partners has agreed to buy 5,405,406 shares of the SAFE’s common stock owned by the Company for $200.0 million (the “MSD Stock Purchase”) shortly before the closing of the Merger. If the Merger Agreement is terminated for any reason, the parties’ obligations to

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

consummate the purchase and sale will also terminate. In addition to customary closing conditions, MSD Partners’ obligations to purchase SAFE’s common stock owned by the Company are subject to the condition that the closing of the MSD Caret Purchase (as defined below) will take place substantially concurrently with the closing of the MSD Stock Purchase. Upon closing of the transaction, MSD Partners will have a right to designate an observer to the board of directors of New SAFE, a preemptive right on future equity issuances (subject to certain exceptions) and registration rights. MSD Partners will be subject to a customary standstill and certain restrictions on sales of its New SAFE Common Stock.

MSD Partners has also subscribed to purchase 100,000 Caret units from SAFE for an aggregate purchase price of $20.0 million (the “MSD Caret Purchase”), conditioned on the closing of the Spin-Off and the Merger. MSD Partners’ obligations to purchase the Caret units are also subject to the closing of the MSD Stock Purchase and the implementation by SAFE of certain changes to its Caret program.

SpinCo will be capitalized in part with an 8.0%, four-year term loan from New SAFE having an initial principal amount of $100.0 million or such other amount as the parties may agree prior to the closing of the Merger, as well as up to $140.0 million of bank debt from Morgan Stanley Bank, N.A. which will be secured by $400 million in shares of SAFE common stock.

New SAFE will enter into a management agreement with SpinCo, under which it will continue to operate and pursue the orderly monetization of SpinCo’s assets. SpinCo will pay to New SAFE an annual management fee of $25.0 million in year one, $15.0 million in year two, $10.0 million in year three and $5.0 million in year four and 2.0% of the gross book value of SpinCo's assets, excluding shares of SAFE common stock, for each annual term thereafter. New SAFE and SpinCo will also enter into a governance agreement that will place certain restrictions on the transfer and voting of the shares of New SAFE owned by SpinCo, and a registration rights agreement under which New SAFE will agree to register such shares for resale in accordance with applicable securities laws.

The Company and SAFE have entered into a voting agreement pursuant to which the Company has agreed vote its shares representing 41.9% of the outstanding SAFE Common Stock to approve the Merger and take certain other actions, including voting against any alternative acquisition proposal or other proposal which could reasonably be expected to materially delay, postpone or materially adversely affect the consummation of the transactions contemplated by the Merger Agreement. In accordance with the terms of the existing stockholders’ agreement between SAFE and the Company, the remainder of the SAFE Common Stock owned by the Company will be voted in the same manner and proportion as the votes cast by the remaining shareholders of SAFE. The voting agreement and the obligations thereunder terminate upon the termination of the Merger Agreement in accordance with its terms.

As noted above, the Merger and related transactions are subject to a number of conditions, several of which are outside the Company's control; therefore, there can be no assurance that the Merger and related transactions will occur within the time frame currently expected by the parties, or at all. The foregoing descriptions of the Merger and the Merger Agreement and the related transactions and agreements do not purport to be complete and are subject to, and qualified in their entirety by, the full text of such agreements.  Please see the Company's filings with the Securities and Exchange Commission for additional information, including copies of such agreements.

The Company has covenanted to redeem all of its outstanding preferred stock at the liquidation preference per share plus accrued and unpaid dividends and to retire all of its remaining senior unsecured notes in connection with the Merger. The Company’s trust preferred securities will remain outstanding at New SAFE.

iStar Inc.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2022 and

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

December 31, 2021. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of September 30, 2022 and December 31, 2021 ($ in thousands):

	As of
	September 30, 2022	December 31, 2021
ASSETS
Real estate
Real estate, at cost	$93,940	$93,477
Less: accumulated depreciation	(17,277)	(14,987)
Real estate, net	76,663	78,490
Real estate and other assets available and held for sale and classified as discontinued operations	—	886,845
Land and development, net	145,545	176,833
Cash and cash equivalents	33,768	23,908
Deferred operating lease income receivable, net	6	3
Deferred expenses and other assets, net	6,420	5,001
Total assets	$262,402	$1,171,081
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$25,078	$24,744
Liabilities associated with real estate held for sale and classified as discontinued operations	146	493,739
Total liabilities	25,224	518,483

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company’s consolidated financial statements. As of September 30, 2022, the Company’s maximum exposure to loss from these investments does not exceed the sum of the $55.3 million carrying value of the investments, which are classified in “Other investments” on the Company’s consolidated balance sheets, and $4.9 million of related unfunded commitments.

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

The portfolio sold consisted of office, entertainment and industrial properties located in the United States comprising approximately 18.3 million square feet. It included assets wholly-owned by the Company and assets owned by two joint ventures (see Net Lease Venture and Net Lease Venture II below) managed by the Company and in which it owned 51.9% interests. At the time of closing, the portfolio was encumbered by an aggregate of $702.0 million of mortgage indebtedness, including indebtedness from equity method investments, which was repaid with proceeds from the sale. After repayment of the mortgage indebtedness and prepayment penalties, a senior term loan secured by certain of the assets (refer to Note 10), payments to terminate derivative contracts, payments to joint venture partners, and payments of promotes, transaction expenses and amounts due under employee incentive plans, the Company retained net cash proceeds of $1.2 billion from the transaction. In addition, as part of the transaction, the buyer sold three of the properties

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

to SAFE for $122.0 million and entered into three Ground Leases with SAFE. Two net lease properties were sold to different third parties in the first quarter of 2022 and the Company’s net lease assets associated with its Ground Lease businesses were not included in the sale. The Company received net cash proceeds of $33.9 million from the sale of the two net lease properties and recognized a gain of $23.9 million in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the “Net Lease Venture”) and gave a right of first offer to the venture on all new net lease investments. The Company was responsible for sourcing new opportunities and managing the venture and its assets in exchange for a management fee and incentive fee. Several of the Company’s senior executives whose time was substantially devoted to the Net Lease Venture owned a total of 0.6% equity ownership in the venture via co-investment. These senior executives were also entitled to an amount equal to 50% of any incentive fee received based on the 47.5% external partner’s interest. Net Lease Venture was part of the Net Lease Sale. As of September 30, 2022, $3.1 million of “Noncontrolling interests” was attributable to the Net Lease Venture and represented proceeds from the Net Lease Sale that were not yet distributed to the Company’s partners in the venture as of September 30, 2022.

Net Lease Venture II—In July 2018, the Company entered into a new venture (the “Net Lease Venture II”) with an investment strategy similar to the Net Lease Venture. The Company was responsible for managing the venture in exchange for a management fee and incentive fee. During the nine months ended September 30, 2022, the Company recorded $0.4 million of management fees from Net Lease Venture II in “Net income from discontinued operations” in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company recorded $0.4 million and $1.2 million, respectively, of management fees from Net Lease Venture II in “Net income from discontinued operations” in the Company’s consolidated statements of operations. Net Lease Venture II was part of the Net Lease Sale. As of September 30, 2022, $2.0 million of “Real estate and other assets available and held for sale and classified as discontinued operations” was attributable to the Net Lease Venture II and represented proceeds from the Net Lease Sale that were not yet distributed to the Company as of September 30, 2022.

Discontinued Operations—The Company’s net lease assets and liabilities associated with the Net Lease Sale and the Company’s other two net lease assets are classified as “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021. For the three months ended September 30, 2021 and the nine months ended September 30, 2022 and 2021, the operations of such assets are classified in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company’s consolidated assets and liabilities recorded in “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021 ($ in thousands).

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Real estate
Real estate, at cost	$—	$1,537,655
Less: accumulated depreciation	—	(271,183)
Total real estate, net	—	1,266,472
Net investment in leases	—	486,389
Loans receivable held for sale	—	48,675
Other investments	1,963	103,229
Finance lease right of use assets	—	150,099
Accrued interest and operating lease income receivable, net	491	2,997
Deferred operating lease income receivable, net	—	63,156
Deferred expenses and other assets, net	9,471	178,694
Total real estate and other assets available and held for sale and classified as discontinued operations	$11,925	$2,299,711

LIABILITIES
Accounts payable, accrued expenses and other liabilities	$2,918	$92,865
Finance lease liabilities	—	161,258
Debt obligations, net	—	714,296
Total liabilities associated with real estate held for sale and classified as discontinued operations	$2,918	$968,419

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The transaction described above involving the Company's net lease business qualified for discontinued operations and the following table summarizes net income from discontinued operations for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Operating lease income	$—	$40,660	$35,596	$123,925
Interest income	—	979	885	2,728
Interest income from sales-type leases	—	9,052	8,803	26,212
Other income	—	1,162	4,292	3,599
Total revenues	—	51,853	49,576	156,464
Costs and expenses:
Interest expense(1)	—	10,776	7,484	32,306
Real estate expense	—	5,355	5,072	20,503
Depreciation and amortization(1)	—	13,114	—	39,256
Provision for (recovery of) loan losses	—	54	—	(202)
Provision for (recovery of) losses on net investment in leases	—	446	—	(2,200)
Impairment of assets(2)	—	758	1,492	2,286
Other expense(3)	—	1,117	(5,669)	1,117
Total costs and expenses	—	31,620	8,379	93,066
Income from sales of real estate	—	—	683,738	2,114
Income from discontinued operations before earnings from equity method investments and other items	—	20,233	724,935	65,512
Earnings from equity method investments	—	1,414	127,129	4,014
Loss on early extinguishment of debt, net	—	—	(41,408)	—
Net income from discontinued operations before income taxes	—	21,647	810,656	69,526
Income tax expense	—	(33)	(12,968)	(111)
Net income from discontinued operations	—	21,614	797,688	69,415
Net (income) from discontinued operations attributable to noncontrolling interests	—	(3,254)	(179,089)	(8,092)
Net income from discontinued operations attributable to iStar Inc.	$—	$18,360	$618,599	$61,323
(1)	For the nine months ended September 30, 2022, the Company recorded $1.3 million of “Interest expense” in its consolidated statements of operations from its Ground Leases with SAFE. For the three and nine months ended September 30, 2021, the Company recorded $2.1 million and $6.2 million, respectively, of “Interest expense” and $0.4 million and $1.1 million, respectively, of “Depreciation and amortization” in its consolidated statements of operations from its Ground Leases with SAFE.
(2)	During the nine months ended September 30, 2022 and 2021, the Company sold assets and recognized aggregate impairments of $1.5 million and $2.3 million, respectively.
(3)	Represents the reversal of other expenses recognized in connection with the settlement of interest rate hedges during the nine months ended September 30, 2022.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following table presents cash flows provided by operating activities and cash flows used in investing activities from discontinued operations for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities	$116,738	$70,936
Cash flows provided by (used in) investing activities	2,660,531	(12,145)

New Accounting Pronouncements—In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 was issued to eliminate troubled debt restructuring recognition and measurement guidance and required disclosure of gross write-offs by vintage for public business entities. ASU 2022-02 is effective for annual reporting periods beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of ASU 2022-02 and does not expect ASU 2022-02 to have a material impact on the Company’s consolidated financial statements.

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	September 30, 2022	December 31, 2021
Land, at cost	$6,830	$6,831
Buildings and improvements, at cost	104,889	106,679
Less: accumulated depreciation	(22,575)	(21,360)
Real estate, net	89,144	92,150
Real estate available and held for sale(1)	1,283	301
Total real estate	$90,427	$92,451
(1)	As of September 30, 2022 and December 31, 2021, the Company had $1.3 million and $0.3 million, respectively, of residential homes/condominiums available for sale in its operating properties portfolio.

Dispositions—Refer to Note 3 - Net Lease Sale and Discontinued Operations.

Impairments—During the nine months ended September 30, 2022, the Company recognized an impairment of $1.8 million on an operating property based on the expected cash flows to be received.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant expense reimbursements were $0.9 million and $2.4 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $2.0 million for the three and nine months ended September 30, 2021, respectively. These amounts are included in “Operating lease income” in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts—As of December 31, 2021, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding customer reimbursements of expenses, in effect as of September 30, 2022, are as follows by year ($ in thousands):

Operating
Year	Properties
2022 (remaining three months)	$1,649
2023	6,459
2024	6,348
2025	5,698
2026	5,200
Thereafter	4,413

Note 5—Net Investment in Leases

In June 2021, the Company acquired two parcels of land for $42.0 million each and simultaneously entered into two Ground Leases with the respective tenants. Each Ground Lease also provides for a leasehold improvement allowance up to a maximum of $83.0 million. The Company also concurrently entered into an agreement pursuant to which SAFE would acquire the Ground Leases from the Company. If certain construction conditions are not met within a specified time period, SAFE will have no obligation to acquire the Ground Leases or fund the leasehold improvement allowances. The Company classified one of the Ground Leases as a sales-type lease and it was recorded in “Net investment in leases” on the Company’s consolidated balance sheet at the time of acquisition. In January 2022, the Company sold the Ground Lease to an investment fund in which the Company owns a 53% noncontrolling interest (refer to Note 8 – Ground Lease Plus Fund). One Ground Lease was entered into with the seller of the land and did not qualify for sale leaseback accounting, and as such, was accounted for as a financing transaction and $42.0 million was recorded in “Loans receivable held for sale” on the Company’s consolidated balance sheet at the time of acquisition. There can be no assurance that the conditions to closing will be satisfied and that SAFE will acquire the properties and Ground Leases from the Company. In January 2022, the Company sold the Ground Lease to the Ground Lease Plus Fund (refer to Note 8).

In January 2022, the Company entered into a commitment to acquire land for $36.0 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of an existing multifamily property. The Company funded $34.6 million of its commitment and then, pursuant to an agreement with SAFE (refer to Note 8) and upon certain construction related conditions being met, sold the Ground Lease to SAFE in July 2022 for $36.0 million and recognized a gain of $1.0 million in “Income from sales of real estate” in its consolidated statements of operations.

The Company’s net investment in leases were comprised of the following as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Total undiscounted cash flows	$—	$524,712
Unguaranteed estimated residual value	—	42,000
Present value discount	—	(523,497)
Net investment in leases(1)	$—	$43,215
(1)	As of December 31, 2021, the Company’s net investment in lease was current in its payment status and performing in accordance with the terms of the lease.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Allowance for Losses on Net Investment in Leases—Changes in the Company’s allowance for losses on net investment in leases for the three and nine months ended September 30, 2022 and 2021 were as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Allowance for losses on net investment in leases at beginning of period(1)	$380	$9,005	$—	$10,871
Provision for (recovery of) losses on net investment in leases (2)	(380)	131	—	(1,735)
Allowance for losses on net investment in leases at end of period(1)	$—	$9,136	$—	$9,136
(1)	All 2021 amounts were for net investment in leases included in the Net Lease Sale (refer to Note 3 – Net Lease Sale and Discontinued Operations).
(2)	During the three and nine months ended September 30, 2022, the Company recorded a provision for (recovery of) losses on net investment in leases of ($0.4) million and $0.0 million, respectively, due primarily to asset sales. During the three and nine months ended September 30, 2021, the Company recorded a provision for (recovery of) losses on net investment in leases of $0.1 million and ($1.7) million (both of which are included in “Net income from discontinued operations”), respectively. The provision for losses for the three months ended September 30, 2021 resulted from market changes since June 30, 2021 and the recovery of losses for the nine months ended September 30, 2021 was due primarily to asset sales and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020.

Note 6—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2022	2021
Land and land development, at cost	$259,732	$297,621
Less: accumulated depreciation	(11,486)	(10,811)
Total land and development, net	$248,246	$286,810

Dispositions—During the nine months ended September 30, 2022 and 2021, the Company sold land parcels and residential lots and units and recognized land development revenue of $54.4 million and $157.9 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized land development cost of sales of $55.4 million and $147.5 million, respectively, from its land and development portfolio.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	September 30, 2022	December 31, 2021
Construction loans
Senior mortgages	$133,468	$184,643
Corporate/Partnership loans	—	618
Subtotal - gross carrying value of construction loans(1)	133,468	185,261
Loans
Senior mortgages	—	14,965
Subordinate mortgages	13,107	12,457
Subtotal - gross carrying value of loans	13,107	27,422
Other lending investments
Held-to-maturity debt securities	32,938	96,838
Available-for-sale debt securities	—	28,092
Subtotal - other lending investments	32,938	124,930
Total gross carrying value of loans receivable and other lending investments	179,513	337,613
Allowance for loan losses	(2,890)	(4,769)
Total loans receivable and other lending investments, net	$176,623	$332,844
(1)	As of September 30, 2022, 100% of gross carrying value of construction loans had completed construction.

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the three months ended September 30, 2022 and 2021 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Three Months Ended September 30, 2022	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$861	$450	$1,014	$708	$3,033
Provision for (recovery of) loan losses(1)	(13)	(72)	(67)	9	(143)
Allowance for loan losses at end of period	$848	$378	$947	$717	$2,890

Three Months Ended September 30, 2021
Allowance for loan losses at beginning of period	$1,640	$1,619	$2,393	$590	$6,242
Provision for (recovery of) loan losses(1)	(149)	(865)	145	50	(819)
Allowance for loan losses at end of period	$1,491	$754	$2,538	$640	$5,423
(1)	During the three months ended September 30, 2022 and 2021, the Company recorded a provision for (recovery of) loan losses of ($0.2) million and ($1.6) million, respectively, in its consolidated statements of operations. The recovery in 2022 was due primarily to the repayment of loans during the three months ended September 30, 2022. The recovery in 2021 was due primarily to the repayment of loans during the three months ended September 30, 2021 and an improving macroeconomic forecast on commercial real estate markets since June 30, 2021. Of this amount, $0.9 million related to a provision for loan losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities.”

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Changes in the Company’s allowance for loan losses were as follows for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Nine Months Ended September 30, 2022	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$1,213	$676	$2,304	$576	$4,769
Provision for (recovery of) loan losses(1)	(365)	(298)	23,643	141	23,121
Charge-offs	—	—	(25,000)	—	(25,000)
Allowance for loan losses at end of period	$848	$378	$947	$717	$2,890

Nine Months Ended September 30, 2021
Allowance for loan losses at beginning of period	$6,541	$1,643	$3,093	$743	$12,020
Recovery of loan losses(1)	(5,050)	(889)	(555)	(103)	(6,597)
Allowance for loan losses at end of period	$1,491	$754	$2,538	$640	$5,423
(1)	During the nine months ended September 30, 2022 and 2021, the Company recorded a provision for (recovery of) loan losses of $22.6 million and ($7.4) million, respectively, in its consolidated statements of operations. The provision in 2022 was due primarily to a $25.0 million charge-off on the Company’s held-to-maturity debt security, which is now recorded at its expected repayment proceeds. The recovery in 2021 was due primarily to the repayment of loans during the nine months ended September 30, 2021 and an improving macroeconomic forecast on commercial real estate markets since December 31, 2020. Of this amount, $0.9 million related to a recovery of credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities.”

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows as of September 30, 2022 and December 31, 2021 ($ in thousands):

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment(1)	Impairment	Total
As of September 30, 2022
Construction loans(2)	$61,159	$72,309	$133,468
Loans(2)	—	13,107	13,107
Held-to-maturity debt securities	—	32,938	32,938
Less: Allowance for loan losses	(717)	(2,173)	(2,890)
Total	$60,442	$116,181	$176,623
As of December 31, 2021
Construction loans(2)	$59,640	$125,621	$185,261
Loans(2)	—	27,422	27,422
Held-to-maturity debt securities	—	96,838	96,838
Available-for-sale debt securities(3)	—	28,092	28,092
Less: Allowance for loan losses	(576)	(4,193)	(4,769)
Total	$59,064	$273,780	$332,844
(1)	The carrying value of this loan includes an amortized exit fee of $0.8 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.
(2)	The carrying value of these loans includes unamortized discounts, premiums, deferred fees and costs totaling net premiums (discounts) of $0.3 million and ($0.2) million as of September 30, 2022 and December 31, 2021, respectively.
(3)	During the three and nine months ended September 30, 2022, the Company sold its available-for-sale securities and recognized a gain of $2.9 million, which is recorded in “Other income” in the Company’s consolidated statements of operations. Available-for-sale debt securities were evaluated for impairment under ASC 326-30 – Financial Instruments-Credit Losses.

Credit Characteristics—As part of the Company’s process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

The Company’s amortized cost basis in performing senior mortgages, corporate/partnership loans and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of September 30, 2022 were as follows ($ in thousands):

Year of Origination
	2022	2021	2020	2019	2018	Prior to 2018	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	65,559	—	65,559
3.5	—	—	—	—	6,750	—	6,750
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$—	$—	$—	$—	$72,309	$—	$72,309
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	13,107	13,107
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$13,107	$13,107
Total	$—	$—	$—	$—	$72,309	$13,107	$85,416
(1)	As of September 30, 2022, excludes $61.2 million for one loan on non-accrual status.

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of September 30, 2022
Senior mortgages	$72,309	$—	$61,159	61,159	$133,468
Subordinate mortgages	13,107	—	—	—	13,107
Total	$85,416	$—	$61,159	$61,159	$146,575
As of December 31, 2021
Senior mortgages	$139,968	$—	$59,640	59,640	$199,608
Corporate/Partnership loans	618	—	—	—	618
Subordinate mortgages	12,457	—	—	—	12,457
Total	$153,043	$—	$59,640	$59,640	$212,683

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Impaired Loans—The Company’s impaired loan was as follows ($ in thousands):

	As of September 30, 2022			As of December 31, 2021
		Unpaid			Unpaid
	Amortized	Principal	Related	Amortized	Principal	Related
	Cost	Balance	Allowance	Cost	Balance	Allowance
With an allowance recorded:
Senior mortgages(1)	$61,159	$60,409	$(717)	$59,640	$58,888	$(576)
Total	$61,159	$60,409	$(717)	$59,640	$58,888	$(576)
(1)	The Company has one non-accrual loan as of September 30, 2022 and December 31, 2021 that is considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the three and nine months ended September 30, 2022 and 2021.

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

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of September 30, 2022
Held-to-Maturity Securities
Debt securities(1)	$32,938	$32,938	$—	$32,938	$32,938
Total	$32,938	$32,938	$—	$32,938	$32,938
As of December 31, 2021
Available-for-Sale Securities
Municipal debt securities	$23,855	$23,855	$4,237	$28,092	$28,092
Held-to-Maturity Securities
Debt securities	100,000	96,838	—	96,838	96,838
Total	$123,855	$120,693	$4,237	$124,930	$124,930
(1)	During the nine months ended September 30, 2022, the Company received a $40.0 million repayment, reduced the maturity date by nine months to December 30, 2022 and recorded a $25.0 million provision in ‘Provision for (recovery of) loan losses” in its consolidated statements of operations on its debt security.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2022, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Held-to-Maturity Debt Securities		Available-for-Sale Debt Securities
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Maturities
Within one year	$32,938	$32,938	$—	$—
After one year through 5 years	—	—	—	—
After 5 years through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	$32,938	$32,938	$—	$—

Note 8—Other Investments

The Company’s other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

			Earnings (Losses) from		Earnings (Losses) from
	Carrying Value		Equity Method Investments		Equity Method Investments
	as of		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Real estate equity investments
SAFE(1)	$1,459,476	$1,168,532	$42,800	$73,475	$74,549	$94,590
Ground Lease Plus Fund	65,793	17,630	725	—	2,014	—
Other real estate equity investments(2)	33,808	44,349	12,365	11,965	19,749	9,902
Subtotal	1,559,077	1,230,511	55,890	85,440	96,312	104,492
Other strategic investments(3)	46,191	66,770	1,907	2,355	5,910	6,169
Total	$1,605,268	$1,297,281	$57,797	$87,795	$102,222	$110,661
(1)	As of September 30, 2022, the Company owned 40.3 million shares of SAFE common stock which, based on the closing price of $26.46 on September 30, 2022, had a market value of $1.1 billion. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. For the three months ended September 30, 2021, equity in earnings includes a dilution gain of $60.2 million resulting from a SAFE equity offering. For the nine months ended September 30, 2022 and 2021, equity in earnings includes dilution gains of $0.9 million and $60.7 million, respectively, resulting from SAFE equity offerings.
(2)	During the three and nine months ended September 30, 2022, one of the Company’s real estate equity investments closed on the sale of a multifamily property. The Company received a distribution of $15.9 million from the sale and recognized a gain of $11.5 million in “Earnings from equity method investments” in the Company’s consolidated statements of operations.
(3)	During the three and nine months ended September 30, 2021, the Company identified observable price changes in an equity security held by the Company as evidenced by orderly private issuances of similar securities by the same issuer. In accordance with ASC 321 – Investments – Equity Securities, the Company remeasured its equity investment at fair value and recognized mark-to-market gains of $14.0 million and $19.1 million, respectively, in “Other income” in the Company’s consolidated statements of operations. The Company’s equity security was redeemed at its carrying value in the fourth quarter of 2021.

Safehold Inc.—Refer to Note 1 – Merger with Safehold Inc.

SAFE is a publicly-traded company formed by the Company primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). During the nine months ended September 30, 2022, the Company purchased 0.2 million shares of SAFE's common stock for $10.5 million, for an average cost of $66.83 per share, in open market purchases made in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. In March 2022, the Company

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

acquired 3,240,000 shares of SAFE’s common stock in a private placement for $191.2 million. As of September 30, 2022, the Company owned approximately 64.8% of SAFE’s common stock outstanding.

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

During the three months ended September 30, 2022 and 2021, the Company recorded $5.3 million and $3.6 million, respectively, of management fees pursuant to its management agreement with SAFE. During the nine months ended September 30, 2022 and 2021, the Company recorded $15.0 million and $10.6 million, respectively, of management fees pursuant to its management agreement with SAFE.

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

During the three months ended September 30, 2022 and 2021, the Company recognized $3.1 million and $1.9 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE. During the nine months ended

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

September 30, 2022 and 2021, the Company recognized $9.4 million and $5.6 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.

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

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

In December 2021, the Company’s partner in a venture recapitalized an existing multifamily property, which included a Ground Lease provided by SAFE. As part of the recapitalization, the Company’s partner acquired its 50% equity interest in the entity and the mezzanine loan held by the Company was repaid in full. During the three and nine months ended September 30, 2021, the Company recorded $0.6 million and $1.7 million, respectively, of interest income on the mezzanine loan.

In January 2022, the Company and SAFE entered into an agreement pursuant to which SAFE would acquire land and a related Ground Lease originated by the Company when certain construction related conditions are met. The Company sold the Ground Lease to SAFE in July 2022 for $36.0 million when the construction related conditions were met and recognized a gain of $1.0 million in “Income from sales of real estate” in its consolidated statements of operations.

In February 2022, the Loan Fund (refer to Other Strategic Investments below) committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the Ground Lease tenant’s recapitalization of a life science property. The Loan Fund received $9.0 million of consideration from SAFE in connection with this transaction.

In April 2022, the Company exchanged its 50% equity interest with a carrying value of $4.4 million in a venture that owned a hotel property for land underlying the property with an in-place Ground Lease valued at $9.0 million and recorded a gain of $4.6 million in “Earnings from equity method investments” in the consolidated statements of operations. Subsequently, the Company sold the Ground Lease on the land to SAFE for $9.0 million and did not recognize any gain or loss on the sale.

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

Other real estate equity investments—As of September 30, 2022, the Company’s other real estate equity investments include equity interests in real estate ventures ranging from 48% to 95%, comprised of investments of $33.8 million in operating properties. As of December 31, 2021, the Company’s other real estate equity investments included $43.3 million in operating properties and $1.1 million in land assets.

Other strategic investments—As of September 30, 2022 and December 31, 2021, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Summarized investee financial information—The following table presents the investee level summarized financial information for the Company’s equity method investment that was significant as of September 30, 2022 ($ in thousands):

	Revenues	Expenses	Net Income Attributable to SAFE(1)
For the Nine Months Ended September 30, 2022
SAFE	$196,943	$136,517	$113,628

For the Nine Months Ended September 30, 2021
SAFE	$135,001	$88,585	$51,844

(1)	Net Income Attributable to SAFE also includes gain on sale of net investment in leases, earnings from equity method investments, loss on early extinguishment of debt and selling profit from sales-type leases.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):(1)

	As of
	September 30, 2022	December 31, 2021
Other assets(2)	$20,048	$16,040
Operating lease right-of-use assets(3)	17,104	20,437
Restricted cash	5,375	54,395
Other receivables	4,962	5,054
Corporate furniture, fixtures and equipment, net(4)	1,575	1,852
Leasing costs, net(5)	646	818
Intangible assets, net(6)	334	1,209
Deferred financing fees, net	—	629
Deferred expenses and other assets, net	$50,044	$100,434
(1)	Certain items have been reclassified to “Real estate and other assets available and held for sale and classified as discontinued operations” (refer to Note 3).
(2)	Other assets primarily includes prepaid expenses, deposits for certain real estate assets and management fees and expense reimbursements due from SAFE (refer to Note 8).
(3)	Right-of-use lease assets relate primarily to the Company’s leases of office space. Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “General and administrative” and “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended September 30, 2022 and 2021, the Company recognized $1.2 million and $1.2 million, respectively, in "General and administrative" and $0.1 million and $0.2 million, respectively, in "Real estate expense" in its consolidated statements of operations relating to operating leases. During the nine months ended September 30, 2022 and 2021, the Company recognized $3.6 million and $3.7 million, respectively, in "General and administrative" and $0.5 million and $0.5 million, respectively, in "Real estate expense" in its consolidated statements of operations relating to operating leases.
(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $12.2 million and $14.8 million as of September 30, 2022 and December 31, 2021, respectively.
(5)	Accumulated amortization of leasing costs was $0.5 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.
(6)	Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.1 million and $10.2 million as of September 30, 2022 and December 31, 2021, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases for the three and nine months ended September 30, 2021 was $0.3 million and $0.9 million, respectively. This amount is included in “Depreciation and amortization” in the Company’s consolidated statements of operations. As of September 30, 2022, the weighted average remaining amortization period for the Company’s intangible assets was approximately 5.2 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2022	December 31, 2021
Accrued expenses	$70,428	$151,810
Accrued interest payable	24,575	31,293
Other liabilities(1)	26,867	30,362
Operating lease liabilities (see table above)	19,006	23,267
Accounts payable, accrued expenses and other liabilities	$140,876	$236,732
(1)	As of September 30, 2022 and December 31, 2021, other liabilities includes $21.0 million and $20.1 million, respectively, of deferred income. As of December 31, 2021, other liabilities includes $0.1 million of expected credit losses for unfunded loan commitments.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated		Scheduled
	September 30, 2022	December 31, 2021	Interest Rates		Maturity Date
Secured credit facilities:
Revolving Credit Facility	$—	$—	LIBOR + 2.00	% (1)	—
Senior Term Loan	—	491,875	LIBOR + 2.75	% (2)	—
Total secured credit facilities	—	491,875
Unsecured notes:
3.125% senior convertible notes(3)	—	287,500	3.125%		—
4.75% senior notes(4)	753,561	775,000	4.75%		October 2024
4.25% senior notes(5)	501,997	550,000	4.25%		August 2025
5.50% senior notes(6)	346,906	400,000	5.50%		February 2026
Total unsecured notes	1,602,464	2,012,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	1,702,464	2,604,375
Debt discounts and deferred financing costs, net	(21,756)	(32,201)
Total debt obligations, net(7)	$1,680,708	$2,572,174
(1)	The Revolving Credit Facility accrued interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin ranging from 1.00% to 1.50%; or (ii) LIBOR subject to a margin ranging from 2.00% to 2.50%. The Company terminated the Revolving Credit Facility in August 2022.
(2)	The loan accrued interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.0% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.
(3)	During the three months ended September 30, 2022 and 2021, the Company recognized $0.3 million and $2.2 million, respectively, of contractual interest on the 3.125% Convertible Notes. During the nine months ended September 30, 2022 and 2021, the Company recognized $3.5 million and $6.7 million, respectively, of contractual interest on the 3.125% Convertible Notes.
(4)	The Company can prepay these senior notes without penalty beginning July 1, 2024.
(5)	The Company can prepay these senior notes without penalty beginning May 1, 2025.
(6)	The Company can prepay these senior notes without penalty beginning August 15, 2024.
(7)	The Company capitalized interest relating to development activities of $0.4 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively.

Future Scheduled Maturities—As of September 30, 2022, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2022 (remaining three months)	$—	$—	$—
2023	—	—	—
2024	753,561	—	753,561
2025	501,997	—	501,997
2026	346,906	—	346,906
Thereafter	100,000	—	100,000
Total principal maturities	1,702,464	—	1,702,464
Unamortized discounts and deferred financing costs, net	(21,756)	—	(21,756)
Total debt obligations, net	$1,680,708	$—	$1,680,708

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Senior Term Loan—The Company had a $650.0 million senior term loan (the “Senior Term Loan”) that accrued interest at LIBOR plus 2.75% per annum and matured in June 2023. The Senior Term Loan was secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permitted substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. The Company repaid the Senior Term Loan in full in March 2022 using proceeds from the Net Lease Sale (refer to Note 3 - Net Lease Sale and Discontinued Operations). During the nine months ended September 30, 2022, the Company incurred a “Loss on extinguishment of debt” of $1.4 million in connection with the repayment of the Senior Term Loan.

Revolving Credit Facility—The Company had a secured revolving credit facility with a maximum capacity of $350.0 million and a maturity of September 2022 (the “Revolving Credit Facility”). The Company terminated the Revolving Credit Facility in August 2022. Outstanding borrowings under the Revolving Credit Facility were secured by pledges of the equity interests in the Company’s subsidiaries that own a defined pool of assets. Borrowings under this credit facility accrued interest at a floating rate indexed to one of several base rates plus a margin which adjusted upward or downward based upon the Company’s corporate credit rating, ranging from 1.0% to 1.5% in the case of base rate loans and from 2.0% to 2.5% in the case of LIBOR loans. In addition, there was an undrawn credit facility commitment fee that ranges from 0.25% to 0.45%, based on corporate credit ratings.

Unsecured Notes—As of September 30, 2022, the Company has senior unsecured notes outstanding with varying fixed-rates and maturities ranging from October 2024 to February 2026. In connection with the Net Lease Sale, in the fourth quarter 2021, the Company obtained the consents of holders of its outstanding 4.75% senior notes due 2024, 4.25% senior notes due 2025 and 5.50% senior notes due 2026 to certain amendments to the indentures governing the notes intended to align the indentures with the sale of the Company's net lease assets. The Company paid holders consent fees ranging from 0.75% to 1.00% of the principal amount of consenting notes, depending on the relevant series. The Company’s senior unsecured notes are interest only, are generally redeemable at the option of the Company and contain certain financial covenants (see below).

3.125% Senior Convertible Notes—In April 2022, the Company completed separate, privately-negotiated transactions with holders of $194 million aggregate principal amount of the Company's 3.125% Convertible Notes in which the noteholders exchanged their convertible notes with the Company for 13.75 million newly issued shares of the Company's common stock and aggregate cash payments of $14 million. The 3.125% Convertible Senior Notes received by the Company were retired. The Company recognized a net increase in shareholders’ equity of $180.6 million inclusive of a $118.1 million loss on extinguishment of debt in connection with these transactions.

In July and August 2022, the Company completed a series of privately-negotiated exchange transactions with holders of approximately $80.9 million aggregate principal amount of the Company's 3.125% Convertible Notes in which the noteholders exchanged their convertible notes with the Company for an aggregate of approximately 3.3 million newly issued shares of the Company's common stock and aggregate cash payments of approximately $43.6 million inclusive of accrued interest. The convertible notes received by the Company were retired. The Company recognized a net increase in shareholders’ equity of $38.2 million inclusive of a $12.1 million loss on extinguishment of debt in connection with these transactions.

In September 2022, the holders of approximately $11.7 million aggregate principal amount of the Company's 3.125% Convertible Notes executed their conversion rights under the notes and exchanged their convertible notes with the Company for an aggregate of approximately 92,011 newly issued shares of the Company's common stock and aggregate cash payments of approximately $11.7 million. The convertible notes received by the Company were retired. The Company also repaid $0.5 million principal amount of its 3.125% Convertible Notes for cash at maturity.

4.75% Senior Notes—In April 2022, the Company redeemed $7.1 million principal amount of its 4.75% senior notes due October 2024 for $7.2 million. The Company recognized a $0.2 million loss on extinguishment of debt in connection with these transactions. In July and August 2022, the Company redeemed an aggregate $14.4 million principal amount of its senior notes due October 2024 for $14.5 million. The Company recognized a $0.3 million net loss on extinguishment of debt in connection with these transactions.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

5.50% Senior Notes—In June 2022, the Company redeemed $53.1 million principal amount of its 5.50% senior notes due February 2026 for $50.6 million. The Company recognized a $1.7 million net gain on extinguishment of debt in connection with these transactions.

4.25% Senior Notes— In August and September 2022, the Company redeemed an aggregate $48.0 million principal amount of its senior notes due August 2025 for $48.1 million. The Company recognized a $0.7 million loss on extinguishment of debt in connection with these transactions.

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

As of September 30, 2022, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans and Other
	Lending	Real	Other
	Investments	Estate	Investments	Total
Performance-Based Commitments	$717	$270	$147,405	$148,392
Strategic Investments	—	3,161	4,907	8,068
Total	$717	$3,431	$152,312	$156,460

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Other Commitments—Future minimum lease obligations under non-cancelable operating leases as of September 30, 2022 are as follows ($ in thousands):(1)

2022 (remaining three months)	$1,628
2023	6,295
2024	6,178
2025	6,166
2026	142
Thereafter	162
Total undiscounted cash flows	20,571
Present value discount(1)	(1,565)
Lease liabilities	$19,006
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 4.7% and the weighted average remaining lease term is 3.9 years. During the three months ended September 30, 2022 and 2021, the Company made payments of $1.6 million and $0.8 million, respectively, related to its operating leases and during the three months ended September 30, 2021 made payments of $1.3 million related to finance leases with SAFE. During the nine months ended September 30, 2022 and 2021, the Company made payments of $5.0 million and $2.1 million, respectively, related to its operating leases and $1.3 million and $4.1 million, respectively, related to finance leases with SAFE.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 ($ in thousands):(1)

	Derivative Liabilities
	Balance Sheet	Fair
As of September 30, 2022	Location	Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Liabilities associated with real estate held for sale and classified as discontinued operations	$—
Total		$—

As of December 31, 2021
Derivatives Designated in Hedging Relationships
Interest rate swaps	Liabilities associated with real estate held for sale and classified as discontinued operations	$8,395
Total		$8,395
(1)	Over the next 12 months, the Company expects that $2.4 million related to its proportionate share of cash flow hedges held by SAFE will be reclassified from “Accumulated other comprehensive income (loss)” as a decrease to earnings from equity method investments.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The table below presents the effect of the Company’s derivative financial instruments, including the Company’s share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

		Amount of Gain	Amount of Gain
	Location of Gain	(Loss) Recognized in	(Loss) Reclassified
	(Loss)	Accumulated Other	from Accumulated
Derivatives Designated in	When Recognized in	Comprehensive	Other Comprehensive
Hedging Relationships	Income	Income	Income into Earnings
For the Three Months Ended September 30, 2022
Interest rate swaps	Earnings from equity method investments	$12,026	$(562)
For the Three Months Ended September 30, 2021
Interest rate swaps	Net income from discontinued operations	$273	$(2,050)
Interest rate swaps	Earnings from equity method investments	—	(633)
For the Nine Months Ended September 30, 2022
Interest rate swaps	Earnings from equity method investments	$19,163	$(1,763)
For the Nine Months Ended September 30, 2021
Interest rate swaps	Net income from discontinued operations	$2,845	$(6,183)
Interest rate swaps	Earnings from equity method investments	8,638	(1,324)

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of September 30, 2022 and December 31, 2021:

			Cumulative Preferential Cash
			Dividends(1)(2)
	Shares Issued
	and				Annual	Carrying
	Outstanding	Par	Liquidation	Rate per	Dividend	Value
Series	(in thousands)	Value	Preference(3)	Annum	per share	(in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
Total	12,200					$282,490
(1)	Holders of shares of the Series D, G and I preferred stock are entitled to receive dividends, when and as declared by the Company’s Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Company’s Board of Directors for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.
(2)	The Company declared and paid dividends of $6.0 million, $4.6 million and $7.0 million on its Series D, G and I Cumulative Redeemable Preferred Stock during both the nine months ended September 30, 2022 and 2021. The character of the 2021 dividends was 100% capital gain distribution, of which 18.31% represented unrecaptured section 1250 gain.
(3)	The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company’s obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2021, the Company had $614.6 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2032 and will fully expire in 2036 if unused, except for $154 million of NOL which never expires. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Senior Term Loan permits the Company to pay common dividends with no restrictions so long as the Company is not in default on any of its debt obligations. The Company declared common stock dividends of $30.1 million, or $0.375 per share, for the nine months ended September 30, 2022 and $26.3 million, or $0.36 per share, for the nine months ended September 30, 2021. The character of the 2021 dividends was 100% capital gain distribution, of which 18.31% represented unrecaptured section 1250 gain.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company repurchased 4.2 million shares of its outstanding common stock for $91.9 million, for an average cost of $21.70 per share. The Company is generally authorized to repurchase up to $50.0 million in shares of its common stock and in February 2022, the Company's Board of Directors authorized an increase to the stock repurchase program to $50.0 million. As of September 30, 2022, the Company had remaining authorization to repurchase up to $50.0 million of common stock under its stock repurchase program.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the following ($ in thousands):

	As of
	September 30, 2022	December 31, 2021
Unrealized gains on available-for-sale securities	$—	$4,237
Unrealized losses on cash flow hedges	(4,898)	(25,824)
Accumulated other comprehensive loss	$(4,898)	$(21,587)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation, including the expense related to performance incentive plans (see below), of ($0.4) million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively, and ($30.7) million and $23.3 million for the nine months ended September 30, 2022 and 2021, respectively, in “General and administrative” in the Company’s consolidated statements of operations.

Performance Incentive Plans—The Company’s Performance Incentive Plans (“iPIP”) are designed to provide, primarily to senior executives and select professionals engaged in the Company’s investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plans. Awards vest over six years, with 40% being vested at the end of the second year and 15% each year thereafter. As of September 30, 2022, there are five iPIP Plans, each covering a two-year investment period beginning with the 2013-2014 Plan through the 2021-2022 Plan.

2019-2022 iPIP Plans—The Company’s 2019-2020 and 2021-2022 iPIP plans are equity-classified awards which are measured at the grant date fair value and recognized as compensation cost in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” in the Company’s consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2022 iPIP plans are held by consolidated subsidiaries of the Company and have two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return (“TSR”) adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the nine months ended September 30, 2022 and 2021, the Company recorded $3.5 million and $2.6 million, respectively, of expense related to the 2019-2022 iPIP plans. Distributions on the class B units are expected to be 50% in cash and 50% in shares of the Company’s common stock; provided, however, that (a) the cash portion will be increased if the Company does not have sufficient shares available under shareholder approved equity plans; and (b) if the principal remaining material asset in a plan is unsold SAFE shares, the Company may elect to distribute SAFE shares in lieu of cash and Company stock.

The following is a summary of the status of the Company’s equity-classified iPIP plans and changes during the nine months ended September 30, 2022.

	iPIP Investment Pool
	2019-2020	2021-2022
Points at beginning of period	95.20	84.75
Granted	—	7.95
Forfeited	—	(0.95)
Points at end of period	95.20	91.75

As of September 30, 2022, investments with an aggregate gross book value of $764 million, including 26.7 million shares of SAFE common stock acquired by the Company, were attributable to the 2019-2020 Plan and investments with

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

an aggregate gross book value of $406 million, including 5.0 million shares of SAFE common stock acquired by the Company, were attributable to the 2021-2022 Plan.

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

The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the nine months ended September 30, 2022.

	iPIP Investment Pool
	2013‑2014	2015‑2016(1)	2017‑2018
Points at beginning of period	80.17	70.40	75.34
Granted	—	—	—
Points at end of period	80.17	70.40	75.34
(1)	As of September 30, 2022, all awards under the 2015-2016 Plan had been paid.

During the nine months ended September 30, 2022, the Company recorded a $39.0 million reduction of expense related to the 2013-2018 iPIP plans, primarily due to a decrease in the price per share of SAFE common stock. During the nine months ended September 30, 2021, the Company recorded $15.0 million of expense related to the 2013-2018 iPIP plans.

As of September 30, 2022, investments with an aggregate gross book value of $13 million were attributable to the 2013-2014 Plan and investments with an aggregate gross book value of $236 million, including 7.6 million shares of SAFE common stock acquired by the Company, were attributable to the 2017-2018 Plan. As of September 30, 2022 there were no investments attributable to the 2015-2016 Plan.

During the nine months ended September 30, 2022, the Company made distributions to participants in the 2013-2014 investment pool. The iPIP participants received total distributions in the amount of $19.6 million as compensation, comprised of cash and 412,041 shares of the Company’s common stock with a fair value of $16.06 per share, which are fully-vested and issued under the 2009 LTIP. After deducting statutory minimum tax withholdings, a total of 215,657 shares of the Company’s common stock were issued.

During the nine months ended September 30, 2022, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $19.2 million as compensation, comprised of cash and 402,731 shares of the Company’s common stock with a fair value of $16.06 per share, which are fully-vested and issued under the 2009 LTIP. After deducting statutory minimum tax withholdings, a total of 193,416 shares of the Company’s common stock were issued.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2022 and December 31, 2021, the Company had accrued compensation costs relating to iPIP of $45.1 million and $116.6 million, respectively, which are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets.

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

As of September 30, 2022, an aggregate of 2.3 million shares remain available for issuance pursuant to future awards under the Company’s 2009 LTIP.

Restricted Stock Unit Activity—A summary of the Company’s stock-based compensation awards to certain employees in the form of long-term incentive awards for the nine months ended September 30, 2022, is as follows (in thousands):

Nonvested at beginning of period	754
Granted	221
Vested	(316)
Forfeited	(19)
Nonvested at end of period	640

As of September 30, 2022, there was $6.5 million of total unrecognized compensation cost related to all unvested restricted stock units that are expected to be recognized over a weighted average remaining vesting/service period of 1.33 years.

Directors’ Awards— During the nine months ended September 30, 2022, the Company granted 38,953 restricted shares of common stock to non-employee Directors at a fair value of $16.33 at the time of grant for their annual equity awards and also issued 2,193 common stock equivalents (“CSEs”) at a fair value of $15.79 per CSE in respect of dividend equivalents on outstanding CSEs. As of September 30, 2022, a combined total of 132,896 CSEs and restricted shares of common stock granted to members of the Company’s Board of Directors remained outstanding under the Company’s Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $1.2 million.

401(k) Plan— The Company made contributions of $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, to the Company’s 401(k) Plan.

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations	$17,952	$109,380	$(116,430)	$58,152
Net (income) loss from continuing operations attributable to noncontrolling interests	53	(10)	(46)	55
Preferred dividends	(5,874)	(5,874)	(17,622)	(17,622)
Net income (loss) from continuing operations and allocable to common shareholders for basic and diluted earnings per common share	$12,131	$103,496	$(134,098)	$40,585

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations and allocable to common shareholders	$12,131	$103,496	$(134,098)	$40,585
Net income from discontinued operations	—	21,614	797,688	69,415
Net (income) from discontinued operations attributable to noncontrolling interests	—	(3,254)	(179,089)	(8,092)
Net income allocable to common shareholders	$12,131	$121,856	$484,501	$101,908

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	85,458	71,299	78,706	72,675
Add: Effect of assumed shares issued under treasury stock method for restricted stock units	76	221	—	206
Add: Effect of convertible debt	333	8,967	—	5,521
Weighted average common shares outstanding for basic and diluted earnings per common share	85,867	80,487	78,706	78,402

Basic earnings per common share:(1)
Net income (loss) from continuing operations and allocable to common shareholders	$0.14	$1.45	$(1.70)	$0.56
Net income from discontinued operations and allocable to common shareholders	—	0.26	7.86	0.84
Net income allocable to common shareholders	$0.14	$1.71	$6.16	$1.40

Diluted earnings per common share:(1)
Net income (loss) from continuing operations and allocable to common shareholders	$0.14	$1.28	$(1.70)	$0.52
Net income from discontinued operations and allocable to common shareholders	—	0.23	7.86	0.78
Net income allocable to common shareholders	$0.14	$1.51	$6.16	$1.30
(1)	For the nine months ended September 30, 2022, the Company’s restricted stock awards were anti-dilutive due to the Company having a net loss from continuing operations and allocable to common shareholders for the period. For the nine months ended September 30, 2022, 3,649,934 shares of the 3.125% Convertible Notes were antidilutive due to the Company having a net loss from continuing operations and allocable to common shareholders for the period.

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

The Company did not have any assets or liabilities recorded at fair value as of September 30, 2022. The following fair value hierarchy table summarizes the Company’s assets and liabilities recorded at fair value on a recurring basis by the above categories as of December 31, 2021 ($ in thousands):

Fair Value Using
Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2021
Recurring basis:
Derivative liabilities(1)	$8,395	$—	$8,395	$—
Available-for-sale securities(1)	28,092	—	—	28,092
(1)	The fair value of the Company’s derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company’s available-for-sale securities (refer to Note 7) are based upon unadjusted third-party broker quotes and are classified as Level 3.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	2022	2021
Beginning balance	$28,092	$25,274
Purchases	—	3,375
Sales and Repayments	(26,752)	(201)
Realized gain recorded in other income	2,897	—
Unrealized losses recorded in other comprehensive income	(4,237)	(913)
Ending balance	$—	$27,535

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in leases (refer to Note 5)(1)	$—	$—	$43	$43
Loans receivable and other lending investments, net(1)	177	177	333	345
Loans receivable held for sale(1)	—	—	43	43
Cash and cash equivalents(2)	1,336	1,336	340	340
Restricted cash(2)	5	5	54	54

Liabilities
Debt obligations, net(1)(3)
Level 1	1,582	1,583	2,473	2,799
Level 3	99	99	99	104
Total debt obligations, net	1,681	1,682	2,572	2,903
(1)	The fair value of the Company’s net investment in leases, loans receivable and other lending investments, net, loans receivable held for sale and certain debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.
(3)	As of September 30, 2022 and December 31, 2021, the fair value of the Company’s unsecured notes is classified as Level 1 in the fair value hierarchy. As of December 31, 2021, the fair value of the Company’s 3.125% Senior Convertible Notes was $527.5 million (refer to Note 10).

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

The Company evaluates performance-based on the following financial measures for each segment. The Company’s segment information is as follows ($ in thousands):

	Net	Real Estate	Operating	Land and	Corporate/	Company
	Lease	Finance	Properties	Development	Other(1)	Total
Three Months Ended September 30, 2022
Operating lease income	$—	$—	$3,340	$84	$—	$3,424
Interest income	—	2,093	—	—	—	2,093
Interest income from sales-type leases	129	—	—	—	—	129
Other income	5,504	3,147	12,197	2,462	3,714	27,024
Land development revenue	—	—	—	15,087	—	15,087
Earnings (losses) from equity method investments	43,525	1,329	11,515	850	578	57,797
Income from sales of real estate	951	—	—	—	—	951
Total revenue and other earnings	50,109	6,569	27,052	18,483	4,292	106,505
Real estate expense	(726)	—	(11,012)	(4,466)	—	(16,204)
Land development cost of sales	—	—	—	(16,778)	—	(16,778)
Other expense	489	(78)	—	(218)	(4,364)	(4,171)
Allocated interest expense	(13,049)	(1,713)	(1,122)	(1,915)	(4,865)	(22,664)
Allocated general and administrative(2)	(5,302)	(1,190)	(751)	(2,333)	(5,008)	(14,584)
Segment profit (loss)(3)	$31,521	$3,588	$14,167	$(7,227)	$(9,945)	$32,104

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Other significant items:
Recovery of loan losses	$—	$(157)	$—	$—	$—	$(157)
Recovery of losses on net investment in leases	(380)	—	—	—	—	(380)
Depreciation and amortization	—	—	923	227	140	1,290
Capitalized expenditures	—	—	104	5,301	—	5,405

Three Months Ended September 30, 2021
Operating lease income	$—	$—	$3,636	$96	$—	$3,732
Interest income	651	6,321	—	—	—	6,972
Interest income from sales-type leases	526	—	—	—	—	526
Other income	3,605	1,095	16,869	3,189	14,275	39,033
Land development revenue	—	—	—	93,369	—	93,369
Earnings (losses) from equity method investments	73,475	872	1,129	10,836	1,483	87,795
Income from sales of real estate	—	—	25,611	—	—	25,611
Total revenue and other earnings	78,257	8,288	47,245	107,490	15,758	257,038
Real estate expense	(91)	—	(9,184)	(4,094)	—	(13,369)
Land development cost of sales	—	—	—	(87,380)	—	(87,380)
Other expense	(210)	(270)	—	(64)	(350)	(894)
Allocated interest expense	(15,691)	(3,331)	(1,641)	(3,679)	(4,353)	(28,695)
Allocated general and administrative(2)	(5,487)	(958)	(473)	(2,173)	(5,029)	(14,120)
Segment profit (loss) (3)	56,778	$3,729	$35,947	$10,100	$6,026	$112,580
Other significant non-cash items:
Recovery of loan losses	$—	$(1,610)	$—	$—	$—	$(1,610)
Recovery of losses on net investment in leases	(315)	—	—	—	—	(315)
Impairment of assets	—	—	421	—	—	421
Depreciation and amortization	—	—	1,385	228	129	1,742
Capitalized expenditures	—	—	121	7,416	—	7,537

Nine Months Ended September 30, 2022
Operating lease income	$—	$—	$9,396	$319	$—	$9,715
Interest income	75	11,187	—	—	—	11,262
Interest income from sales-type leases	861	—	—	—	—	861
Other income	15,185	3,185	22,452	5,097	5,626	51,545
Land development revenue	—	—	—	54,390	—	54,390
Earnings from equity method investments	76,563	3,112	15,233	4,516	2,798	102,222
Income from sales of real estate	1,443	—	—	—	—	1,443
Total revenue and other earnings	94,127	17,484	47,081	64,322	8,424	231,438
Real estate expense	(1,385)	—	(25,144)	(12,808)	—	(39,337)
Land development cost of sales	—	—	—	(55,369)	—	(55,369)
Other expense	(503)	(237)	—	(538)	(5,346)	(6,624)
Allocated interest expense	(42,426)	(7,049)	(3,602)	(8,903)	(14,076)	(76,056)
Allocated general and administrative(3)	(14,156)	(3,540)	(1,854)	(6,702)	(14,878)	(41,130)
Segment profit (loss)(4)	$35,657	$6,658	$16,481	$(19,998)	$(25,876)	$12,922
Other significant items:
Provision for loan losses	$—	$22,556	$—	$—	$—	$22,556
Impairment of assets	—	—	1,750	—	18	1,768
Depreciation and amortization	—	—	2,878	683	424	3,985
Capitalized expenditures	—	—	644	15,824	—	16,468

Nine Months Ended September 30, 2021
Operating lease income	$—	$—	$13,177	$279	$—	$13,456
Interest income	968	23,878	—	—	—	24,846
Interest income from sales-type leases	683	—	—	—	—	683
Other income	10,614	1,245	23,159	5,894	20,038	60,950
Land development revenue	—	—	—	157,936	—	157,936
Earnings (losses) from equity method investments	94,590	2,092	(5,553)	15,456	4,076	110,661
Income from sales of real estate	—	—	26,319	—	—	26,319
Total revenue and other earnings	106,855	27,215	57,102	179,565	24,114	394,851
Real estate expense	(562)	—	(19,238)	(13,604)	—	(33,404)
Land development cost of sales	—	—	—	(147,507)	—	(147,507)
Other expense	(210)	(422)	—	(64)	(662)	(1,358)
Allocated interest expense	(44,582)	(11,737)	(5,714)	(11,481)	(12,631)	(86,145)
Allocated general and administrative(3)	(17,544)	(3,659)	(1,797)	(6,968)	(15,686)	(45,654)
Segment profit (loss)(4)	$43,957	$11,397	$30,353	$(59)	$(4,865)	$80,783

iStar Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Other significant items:
Recovery of loan losses	$—	$(7,411)	$—	$—	$—	$(7,411)
Provision for losses on net investment in leases	465	—	—	—	—	465
Impairment of assets	—	—	679	—	—	679
Depreciation and amortization	—	—	4,592	674	449	5,715
Capitalized expenditures	—	—	610	16,727	—	17,337

As of September 30, 2022
Real estate, net	$—	$—	$89,144	$—	$—	$89,144
Real estate available and held for sale	—	—	1,283	—	—	1,283
Total real estate	—	—	90,427	—	—	90,427
Real estate and other assets available and held for sale and classified as discontinued operations(1)	11,925	—	—	—	—	11,925
Land and development, net	—	—	—	248,246	—	248,246
Loans receivable and other lending investments, net	—	176,623	—	—	—	176,623
Other investments	1,525,270	24,349	33,808	—	21,841	1,605,268
Total portfolio assets	1,537,195	200,972	124,235	248,246	21,841	2,132,489
Cash and other assets						1,389,643
Total assets						$3,522,132

As of December 31, 2021
Real estate, net	$—	$—	$92,150	$—	$—	$92,150
Real estate available and held for sale	—	—	301	—	—	301
Total real estate	—	—	92,451	—	—	92,451
Real estate and other assets available and held for sale and classified as discontinued operations(1)	2,299,711	—	—	—	—	2,299,711
Net investment in leases	43,215	—	—	—	—	43,215
Land and development, net	—	—	—	286,810	—	286,810
Loans receivable and other lending investments, net	—	332,844	—	—	—	332,844
Loan receivable held for sale	43,215	—	—	—	—	43,215
Other investments	1,186,162	48,862	43,252	1,096	17,909	1,297,281
Total portfolio assets	$3,572,303	$381,706	$135,703	$287,906	$17,909	4,395,527
Cash and other assets						445,007
Total assets						$4,840,534
(1)	Refer to Note 3 – Net Lease Sale and Discontinued Operations.
(2)	Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s joint venture investments and strategic investments that are not included in the other reportable segments above.
(3)	General and administrative excludes stock-based compensation of ($0.4) million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively, and ($30.7) million and $23.3 million for the nine months ended September 30, 2022 and 2021, respectively.
(4)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Segment income	$32,104	$112,580	$12,922	$80,783
Less: (Provision for) recovery of loan losses	157	1,610	(22,556)	7,411
Less: (Provision for) recovery of losses on net investment in leases	380	315	—	(465)
Less: Impairment of assets	—	(421)	(1,768)	(679)
Less: Stock-based compensation income (expense)	374	(3,001)	30,724	(23,300)
Less: Depreciation and amortization	(1,290)	(1,742)	(3,985)	(5,715)
Less: Income tax (expense) benefit	(564)	39	(567)	117
Less: Loss on early extinguishment of debt, net	(13,209)	—	(131,200)	—
Less: Net income from discontinued operations	—	21,614	797,688	69,415
Net income	$17,952	$130,994	$681,258	$127,567

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, iStar Inc.’s (the “Company’s”) current business plan, including the Merger with Safehold Inc. (“SAFE”) (refer to Note 1 to the consolidated financial statements), business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors’’ in our 2021 Annual Report, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2021 Annual Report. These historical financial statements may not be indicative of our future performance.

Executive Overview

Merger with SAFE—In August 2022, we entered into a definitive agreement with SAFE for a tax-free, strategic combination that provides that, subject to the terms and conditions thereof, SAFE will merge with and into us (the “Merger”). We expect that the Merger will accelerate SAFE’s market leadership in the Ground Lease industry and will make SAFE the only internally-managed, pure-play Ground Lease company in the public markets. We expect that the Merger will close in the first quarter or second quarter of 2023. Refer to Note 1 to the consolidated financial statements for more information on the Merger.

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

The portfolio sold consisted of office, entertainment and industrial properties located in the United States comprising approximately 18.3 million square feet. It included assets wholly-owned by us and assets owned by two joint ventures managed by us and in which we owned 51.9% interests. At the time of the sale, the portfolio was encumbered by an aggregate of $702.0 million of mortgage indebtedness, including indebtedness of equity method investments, which was repaid with proceeds from the sale. After repayment of the mortgage indebtedness and prepayment penalties, repayment of our Senior Term Loan (refer to Note 10 to the consolidated financial statements), payments to terminate derivative contracts, payments to joint venture partners, and payments of promotes, transaction expenses and amounts due under employee incentive plans, we retained net cash proceeds of $1.2 billion from the transaction. Two net lease properties were not included in the sale but were sold to other third parties in the first quarter 2022. Our net lease assets associated with our Ground Lease businesses were not included in the sale.

Portfolio Overview

As of September 30, 2022, based on our book value, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral	Net	Real Estate	Operating	Land &			% of
Types	Lease	Finance	Properties	Development	Corporate	Total	Total
Ground Leases	$1,525,564	$—	$—	$—	$—	$1,525,564	71.9%
Land and Development	—	—	—	218,980	—	218,980	10.3%
Multifamily	—	74,866	34,790	—	—	109,656	5.2%
Hotel	—	44,720	62,308	—	—	107,028	5.0%
Retail	—	60,442	12,481	8,340	—	81,263	3.8%
Condominium	—	6,671	301	20,926	—	27,898	1.3%
Office	—	14,274	—	—	—	14,274	0.7%
Other Property Types	—	—	14,355	—	21,840	36,195	1.7%
Total	$1,525,564	$200,973	$124,235	$248,246	$21,840	$2,120,858	100.0%
Percentage of Total	72%	9%	6%	12%	1%	100%

	Net	Real Estate	Operating	Land &			% of
Geographic Region	Lease	Finance	Properties	Development	Corporate	Total	Total
Northeast	$590,357	$87,446	$76,663	$150,145	$—	$904,611	42.7%
West	373,833	45,733	31,933	8,950	—	460,449	21.7%
Mid-Atlantic	196,624	—	1,335	89,151	—	287,110	13.5%
Southeast	186,660	29,133	—	—	—	215,793	10.2%
Southwest	138,898	—	—	—	—	138,898	6.5%
Central	39,192	6,671	14,304	—	—	60,167	2.8%
Various	—	31,990	—	—	21,840	53,830	2.5%
Total	$1,525,564	$200,973	$124,235	$248,246	$21,840	$2,120,858	100.0%

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

As of September 30, 2022, our net lease portfolio consisted of our equity method investments in SAFE and the Ground Lease Plus Fund. The table below provides certain statistics for our net lease portfolio.

	SAFE	Ground Lease Plus Fund
Ownership %	64.8%	53.0%
Book value (millions)(1)	$1,459	$66

% Leased	100.0%	100.0%
Weighted average lease term (years)(2)	91.7	104.6
Weighted average yield(3)	4.4%	5.7%
(1)	Represents the book value of our unconsolidated equity method investments.
(2)	Weighted average lease term is calculated using GAAP rent and the initial maturity and does not include extension options. Includes its pro rata share of its unconsolidated equity method investments.
(3)	Yield for SAFE is calculated over the trailing twelve months and excludes dilution gains (refer to Note 8 to the consolidated financial statements), management fees earned by us and a gain recognized by SAFE in connection with the sale of a Ground Lease.

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from its investments. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE’s Ground Leases typically benefit from built-in growth derived from contractual rent escalators that may compound over the duration of the lease. These rent escalators may be based on fixed increases, a CPI lookback or a combination thereof, and may also include a participation in the gross revenues of the property. SAFE also has the opportunity to realize value from its right to regain possession of the buildings and other improvements on its land upon expiration or earlier termination of the lease at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of September 30, 2022, we owned approximately 64.8% of SAFE’s common stock outstanding.

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

Ground Lease Plus Fund—The Company formed and manages an investment fund that targets the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase (the “Ground Lease Plus Fund”). We own a 53.0% noncontrolling interest in the Ground Lease Plus Fund. We do not have a controlling interest in the Ground Lease Plus Fund due to the substantive participating rights of our partner and account for this investment as an equity method investment. In addition, the Ground Lease Plus Fund has first look rights on qualifying pre-development projects through December 2023.

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

The tables below shows certain statistics for our real estate finance portfolio ($ in thousands):

	September 30, 2022
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans(1)	4	$85,416	$(1,225)	$84,191	47.7%	1.4%
Non-performing loans	1	61,159	(717)	60,442	34.2%	1.2%
Other lending investments	1	32,938	(948)	31,990	18.1%	2.9%
Total	6	$179,513	$(2,890)	$176,623	100.0%	1.6%
(1)	As of September 30, 2022, our performing loans had a weighted average maturity of 5.7 years and, excluding one performing loan with a maturity of September 2057, had a weighted average maturity of 0.3 years.

	December 31, 2021
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans	8	$153,043	$(1,888)	$151,155	45.4%	1.2%
Non-performing loans	1	59,640	(576)	59,064	17.7%	1.0%
Other lending investments	2	124,930	(2,305)	122,625	36.8%	1.8%
Total	11	$337,613	$(4,769)	$332,844	100.0%	1.4%

Performing Loans—The table below summarizes our performing loans exclusive of allowances ($ in thousands):

	September 30, 2022	December 31, 2021
Senior mortgages	$72,309	$139,968
Corporate/Partnership loans	—	618
Subordinate mortgages	13,107	12,457
Total	$85,416	$153,043

Weighted average LTV	61%	60%
Yield - year to date(1)	6.9%	8.4%
(1)	Yields presented are for the nine months ended September 30, 2022 and 2021 and represent the yields on performing loans and other lending investments.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2022 and December 31, 2021, we had one non-performing loan with a carrying value of $60.4 million and $59.1 million, respectively. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $2.9 million as of September 30, 2022, or 1.6% of total loans and other lending investments, compared to $4.8 million, or 1.4%, as of December 31, 2021. We expect that our level of Expected Losses will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and Expected Losses requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans and other lending investments.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan’s collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2022 and December 31, 2021, asset-specific allowances were $0.7 million and $0.6 million, respectively.

We estimate the formula-based component based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market. In addition, we use third-party market data that includes forecasted economic trends, including unemployment rates.

The Expected Loss decreased to $2.2 million, or 1.8%, of performing loans and other lending investments as of September 30, 2022, compared to $4.2 million, or 1.5%, of performing loans and other lending investments as of December 31, 2021. The decrease was due primarily to the repayment of loans during the nine months ended September 30, 2022.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including hotel, multifamily, retail, condominium and entertainment/leisure properties. As of September 30, 2022, the book value of our operating property portfolio, including the carrying value of our equity method investments, totaled $124.2 million.

Land and Development

The following table presents a land and development portfolio rollforward for the nine months ended September 30, 2022.

	Land and Development Portfolio Rollforward
	(in millions)
	Asbury Ocean
	Club and
	Asbury Park	Magnolia	All	Total
	Waterfront	Green	Others	Segment
Beginning balance(1)	$137.8	$95.8	$53.2	$286.8
Asset sales(2)	(35.6)	(16.6)	(0.6)	(52.8)
Capital expenditures	4.4	11.6	—	16.0
Other	—	(1.7)	(0.1)	(1.8)
Ending balance(1)	$106.6	$89.1	$52.5	$248.2
(1)	As of December 31, 2021, Total Segment excludes $1.1 million of equity method investments.
(2)	Represents gross book value of the assets sold, rather than proceeds received.

Results of Operations for the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	For the Three Months Ended
	September 30,
	2022	2021	$ Change

	(in thousands)
Operating lease income	$3,424	$3,732	$(308)
Interest income	2,093	6,972	(4,879)
Interest income from sales-type leases	129	526	(397)
Other income	27,024	39,033	(12,009)
Land development revenue	15,087	93,369	(78,282)
Total revenue	47,757	143,632	(95,875)
Interest expense	22,664	28,695	(6,031)
Real estate expense	16,204	13,369	2,835
Land development cost of sales	16,778	87,380	(70,602)
Depreciation and amortization	1,290	1,742	(452)
General and administrative	14,210	17,121	(2,911)
Recovery of loan losses	(157)	(1,610)	1,453
Recovery of losses on net investment in leases	(380)	(315)	(65)
Impairment of assets	—	421	(421)
Other expense	4,171	894	3,277
Total costs and expenses	74,780	147,697	(72,917)
Income from sales of real estate	951	25,611	(24,660)
Loss on early extinguishment of debt, net	(13,209)	—	(13,209)
Earnings from equity method investments	57,797	87,795	(29,998)
Income tax (expense) benefit	(564)	39	(603)
Net income from discontinued operations	—	21,614	(21,614)
Net income	$17,952	$130,994	$(113,042)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $3.4 million during the three months ended September 30, 2022 from $3.7 million for the same period in 2021. The decrease was primarily due to the sale of assets, partially offset by an increase in rent at certain of our properties.

Interest income decreased to $2.1 million during the three months ended September 30, 2022 from $7.0 million for the same period in 2021. The decrease was due primarily to a decrease in our loans and other lending investments portfolio.

Interest income from sales-type leases decreased to $0.1 million for the three months ended September 30, 2022 from $0.5 million for the same period in 2021. The decrease resulted from the sale of Ground Leases in 2022 (refer to Note 5 to the consolidated financial statements).

Other income decreased to $27.0 million during the three months ended September 30, 2022 from $39.0 million for the same period in 2021. Other income during the three months ended September 30, 2022 consisted primarily of income from our hotel properties, management fees, gains on the sale of available-for-sale securities and other ancillary income from our land and development projects and operating properties. Other income during the three months ended September 30, 2021 consisted primarily of mark-to-market gains on an equity investment, management fees, income from our hotel properties, lease termination fees and other ancillary income from our land and development projects and loan portfolio.

Land development revenue and cost of sales—During the three months ended September 30, 2022, we sold land parcels and residential lots and units and recognized land development revenue of $15.1 million which had associated cost of sales of $16.8 million. During the three months ended September 30, 2021, we sold residential lots and units and recognized land development revenue of $93.4 million which had associated cost of sales of $87.4 million. The decrease in 2022 was primarily due to a decrease in the size of our land and development portfolio.

Costs and expenses—Interest expense decreased to $22.7 million during the three months ended September 30, 2022 from $28.7 million for the same period in 2021. The decrease in 2022 was primarily due to a decrease in the average balance of our outstanding debt as we repaid our Senior Term Loan and certain unsecured notes in 2022 (refer to Note 10 to the consolidated financial statements).

Real estate expense increased to $16.2 million during the three months ended September 30, 2022 from $13.4 million for the same period in 2021. The increase was primarily due to an increase in expenses at certain of our operating properties that have increased operations from the prior year.

Depreciation and amortization decreased to $1.3 million during the three months ended September 30, 2022 from $1.7 million for the same period in 2021.

General and administrative expense includes payroll and related costs, performance-based compensation, public company costs and occupancy costs. We recognized general and administrative expense $14.2 million during the three months ended September 30, 2022 versus $17.1 million of expense for the same period in 2021. The decrease was due primarily to a $2.3 million decrease in performance-based compensation, which was partially offset by severance costs for terminated employees. Our primary forms of performance-based compensation are our iPIP Plans and our annual bonus pool (refer to Note 14 to the consolidated financial statements for more information on the iPIP Plans). In addition, illustrative examples of our iPIP Plans may be found in our 2021 definitive proxy statement which is publicly available on the SEC’s website.

The recovery of loan losses was $0.2 million for the three months ended September 30, 2022 as compared to a recovery of loan losses of $1.6 million for the same period in 2021. The recovery of loan losses for the three months ended September 30, 2022 resulted primarily from reversal of Expected Loss allowances on loans that repaid in full in the third quarter 2022. The recovery of loan losses for the three months ended September 30, 2021 resulted from the reversal of Expected Loss allowances on loans that repaid in full in the third quarter 2021.

The recovery of losses on net investment in leases for the three months ended September 30, 2022 resulted from the reversal of an allowance on a property that was sold during the three months ended September 30, 2022. The recovery of losses on net investment in leases for the three months ended September 30, 2021  resulted from a changing macroeconomic forecast on commercial real estate markets since June 30, 2021.

During the three months ended September 30, 2021, we recorded an aggregate impairment of $0.4 million on an operating property held for sale.

Other expense was $4.2 million during the three months ended September 30, 2022 and $0.9 million for the same period in 2021. The increase in other expenses for the three months ended September 30, 2022 was due primarily to legal and consulting costs in connection with our Merger with SAFE (refer to Note 1 to the consolidated financial statements).

Income from sales of real estate—During the three months ended September 30, 2022, we recorded $1.0 million of income from sales of real estate from the sale of a Ground Lease to SAFE. During the three months ended September 30, 2021, we recorded $25.6 million of income from sales of real estate primarily from the sale of an operating property.

Loss on early extinguishment of debt, net—During the three months ended September 30, 2022, we incurred losses on early extinguishment of debt of $13.2 million resulting from the redemption of our unsecured notes (refer to Note 10 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments decreased to $57.8 million during the three months ended September 30, 2022 from $87.8 million for the same period in 2021. During the three months ended September 30, 2022, we recognized $42.8 million of income from our equity method investment in SAFE, $11.5 million primarily from the sale of a multifamily property at one of our ventures and $3.5 million of net aggregate income from our remaining equity method investments. During the three months ended September 30, 2021, we recognized $73.5 million of income from our equity method investment in SAFE (which included a dilution gain of $60.2 million – refer to Note 8) and $14.3 million of net aggregate income from our remaining equity method investments, which included $10.5 million from one of our equity method investments resulting from our share of income from land sales.

Income tax (expense) benefit—We recorded an income tax provision of $0.6 million for the three months ended September 30, 2022 due primarily to additional state and local taxes related to the sale of our net lease assets. Income tax benefit of $39 thousand was recorded for the three months ended September 30, 2021.

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

Results of Operations for the Nine months Ended September 30, 2022 compared to the Nine months Ended September 30, 2021

	For the Nine Months Ended September 30,
	2022	2021	$ Change

	(in thousands)
Operating lease income	$9,715	$13,456	$(3,741)
Interest income	11,262	24,846	(13,584)
Interest income from sales-type leases	861	683	178
Other income	51,545	60,950	(9,405)
Land development revenue	54,390	157,936	(103,546)
Total revenue	127,773	257,871	(130,098)
Interest expense	76,056	86,145	(10,089)
Real estate expense	39,337	33,404	5,933
Land development cost of sales	55,369	147,507	(92,138)
Depreciation and amortization	3,985	5,715	(1,730)
General and administrative	10,406	68,954	(58,548)
Provision for (recovery of) loan losses	22,556	(7,411)	29,967
Provision for losses on net investment in leases	—	465	(465)
Impairment of assets	1,768	679	1,089
Other expense	6,624	1,358	5,266
Total costs and expenses	216,101	336,816	(120,715)
Income from sales of real estate	1,443	26,319	(24,876)
Loss on early extinguishment of debt, net	(131,200)	—	(131,200)
Earnings from equity method investments	102,222	110,661	(8,439)
Income tax (expense) benefit	(567)	117	(684)
Net income from discontinued operations	797,688	69,415	728,273
Net income	$681,258	$127,567	$553,691

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $9.7 million during the nine months ended September 30, 2022 from $13.5 million for the same period in 2021. The decrease was primarily due to the sale of assets, partially offset by an increase in rent at certain of our properties.

Interest income decreased to $11.3 million during the nine months ended September 30, 2022 from $24.8 million for the same period in 2021. The decrease was due primarily to a decrease in our loans and other lending investments portfolio.

Interest income from sales-type leases increased to $0.9 million for the nine months ended September 30, 2022 from $0.7 million for the same period in 2021. The increase resulted from the acquisition of a Ground Lease that was classified as a sales-type lease which was partially offset by the sales of Ground Leases (refer to Note 5 to the consolidated financial statements).

Other income increased to $51.5 million during the nine months ended September 30, 2022 from $60.9 million for the same period in 2021. Other income during the nine months ended September 30, 2022 consisted primarily of management fees, income from our hotel properties, gains on the sale of available-for-sale securities and other ancillary income from our land and development projects and operating properties. Other income during the nine months ended September 30, 2021 consisted primarily of mark-to-market gains on an equity investment, management fees, lease termination fees, other ancillary income from our operating properties, land and development projects and loan portfolio and income from our hotel properties.

Land development revenue and cost of sales—During the nine months ended September 30, 2022, we sold land parcels and residential lots and units and recognized land development revenue of $54.4 million which had associated cost of sales of $55.4 million. During the nine months ended September 30, 2021, we sold residential lots and units and recognized land development revenue of $157.9 million which had associated cost of sales of $147.5 million. The decrease in 2022 was primarily due to a decrease in the size of our land and development portfolio.

Costs and expenses—Interest expense decreased to $76.1 million during the nine months ended September 30, 2022 from $86.1 million for the same period in 2021. The decrease in 2022 was primarily due to a decrease in the average balance of our outstanding debt as we repaid our Senior Term Loan and certain unsecured notes in 2022 (refer to Note 10 to the consolidated financial statements).

Real estate expense increased to $39.3 million during the nine months ended September 30, 2022 from $33.4 million for the same period in 2021. The increase was primarily due to an increase in expenses at certain of our operating properties that have increased operations from the prior year, which was partially offset by asset sales.

Depreciation and amortization decreased to $4.0 million during the nine months ended September 30, 2022 from $5.7 million for the same period in 2021.

General and administrative expense includes payroll and related costs, performance-based compensation, public company costs and occupancy costs. We recognized general and administrative expense of $10.4 million during the nine months ended September 30, 2022 versus $69.0 million of expense for the same period in 2021. The decrease was due primarily to a $56.2 million decrease in performance-based compensation. Our primary forms of performance-based compensation are our iPIP Plans and our annual bonus pool (refer to Note 14 to the consolidated financial statements for more information on the iPIP Plans). In addition, illustrative examples of our iPIP Plans may be found in our 2021 definitive proxy statement which is publicly available on the SEC’s website.

The provision for loan losses was $22.6 million for the nine months ended September 30, 2022 as compared to a recovery of loan losses of $7.4 million for the same period in 2021. The provision for loan losses for the nine months ended September 30, 2022 resulted primarily from a $25.0 million provision on our held-to-maturity security, which is now recorded at its expected repayment proceeds. The recovery of loan losses for the nine months ended September 30, 2021 resulted from the reversal of Expected Loss allowances on loans that repaid in full during the period and from an improving macroeconomic forecast on commercial real estate markets since December 31, 2020.

The provision for losses on net investment in leases for the nine months ended September 30, 2021 resulted from the macroeconomic forecast on commercial real estate markets.

During the nine months ended September 30, 2022, we recognized an impairment of $1.8 million on an operating property based on the expected cash flows to be received. During the nine months ended September 30, 2021, we recorded an impairment of $0.7 million in connection with the sale of residential condominiums.

Other expense was $6.6 million during the nine months ended September 30, 2022 and $1.4 million for the same period in 2021. The increase in other expenses for the nine months ended September 30, 2022 was due primarily to legal and consulting costs in connection with our Merger with SAFE.

Income from sales of real estate—During the nine months ended September 30, 2022, we recorded $1.4 million of income from sales of real estate primarily from the sale of Ground Leases. During the nine months ended September 30,

2021, we recorded $26.3 million of income from sales of real estate from the sale of an operating property and residential condominiums.

Loss on early extinguishment of debt, net—During the nine months ended September 30, 2022, we incurred losses on early extinguishment of debt of $131.2 million resulting from the redemption of our unsecured notes (refer to Note 3 and Note 10 to the consolidated financial statements) and the repayment of our senior term loan in connection with our Net Lease Sale.

Earnings from equity method investments—Earnings from equity method investments decreased to $102.2 million during the nine months ended September 30, 2022 from $110.7 million for the same period in 2021. During the nine months ended September 30, 2022, we recognized $74.5 million of income from our equity method investment in SAFE, $11.5 million primarily from the sale of a multifamily property at one of our venturers, $5.0 million primarily from the settlement of our interest in a venture and $11.2 million of net aggregate income from our remaining equity method investments. During the nine months ended September 30, 2021, we recognized $94.6 million of income from our equity method investment in SAFE (which included a dilution gain of $60.7 million – refer to Note 8) and $16.1 million of net aggregate income from our remaining equity method investments, which included $13.3 million from one of our equity method investments resulting from our share of income from land sales.

Income tax (expense) benefit—We recorded an income tax provision of $0.6 million for the nine months ended September 30, 2022 due primarily to state and local taxes related to the sale of our net lease assets. Income tax benefit of $0.1 million was recorded for the nine months ended September 30, 2021.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Adjusted Earnings
Net income allocable to common shareholders	$12,131	$121,856	$484,501	$101,908
Add: Depreciation and amortization	3,705	16,449	11,606	50,790
Add: Stock-based compensation	(374)	3,001	(30,724)	23,300
Add: Non-cash portion of loss on early extinguishment of debt	13,051	—	136,464	—
Adjusted earnings allocable to common shareholders	$28,513	$141,306	$601,847	$175,998

Liquidity and Capital Resources

As of September 30, 2022, we had unrestricted cash of $1.3 billion. Our primary cash uses over the next 12 months are expected to be repayment of our debt obligations (refer to Note 1 and Note 10 to the consolidated financial statements), redemption of our preferred stock (refer to Note 1 and Note 13 to the consolidated financial statements), funding of investments in our Ground Lease and Ground Lease adjacent businesses, capital expenditures on legacy assets, distributions to shareholders through dividends and funding ongoing business operations, including operating lease payments (refer to Note 11 to the consolidated financial statements). The amount we actually invest will depend on the closing of the Merger with SAFE, asset sales, the continuing impact of the COVID-19 pandemic, inflation, interest rate increases, market volatility and other macroeconomic factors on our business.

Beginning in April 2022 and continuing through September 2022, we completed separate, privately-negotiated transactions with holders of our 3.125% convertible notes in which the noteholders exchanged their convertible notes with us for newly issued shares of our common stock and cash (refer to Note 10 to the consolidated financial statements). We also repaid $0.5 million principal amount of our 3.125% convertible notes for cash at maturity. We have covenanted to redeem all of our outstanding preferred stock at the liquidation preference per share plus accrued and unpaid dividends and to retire all of our remaining senior unsecured notes in connection with the Merger. We also had approximately $156.5 million of maximum unfunded commitments associated with our investments as of September 30, 2022, of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see “Unfunded Commitments” below). We also have approximately $105.2 million principal amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers.

We also have amounts due under our liability-classified and equity-classified iPIP Plans. We currently estimate the total amount due under our iPIP Plans to be $84 million, assuming SAFE is valued at a price of $29.25 per share and our other assets perform with current underwriting expectations. Of this amount, $59 million has been accrued in our financial statements (refer to Note 14 to the consolidated financial statements). Distributions on our iPIP Plans are expected to be 50% in cash and 50% in shares of our common stock; provided, however, that (a) the cash portion will be increased if we do not have sufficient shares available under shareholder approved equity plans; and (b) if the principal remaining material asset in a plan is unsold SAFE shares, we may elect to distribute SAFE shares in lieu of cash and our common stock. Additional information on our iPIP Plans can be found in our 2021 Annual Report and our 2021 Proxy Statement, both of which are available on our website.

We expect that we will be able to meet our liquidity requirements over the next 12 months and for the reasonably foreseeable future. Our capital sources to meet such cash requirements are expected to include cash on hand, income from our portfolio, loan repayments from borrowers and proceeds from asset sales. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions.

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	For the Nine Months Ended September 30,
	2022	2021

Cash flows provided by (used in) operating activities	$15,373	$(4,741)
Cash flows provided by investing activities	2,706,633	373,722
Cash flows used in financing activities	(1,774,805)	(164,620)

The increase in cash flows provided by operating activities during 2022 was due primarily to an increase in distributions of earnings from other investments in 2022, which was partially offset by iPIP Plan payments and a decrease in the amount of deferred interest on loans collected in 2022 versus 2021. The increases in cash flows provided by investing activities during 2022 was due primarily to the Net Lease Sale (refer to Note 3 to the consolidated financial statements). The increase in cash flows used in financing activities during 2022 was due primarily to the Net Lease Sale (refer to Note 3 to the consolidated financial statements) and settlements and repayments of our unsecured notes.

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

As of September 30, 2022, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments and assuming that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans and Other
	Lending		Other
	Investments	Real Estate	Investments	Total
Performance-Based Commitments	$717	$270	$147,405	$148,392
Strategic Investments	—	3,161	4,907	8,068
Total	$717	$3,431	$152,312	$156,460

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. During the nine months ended September 30, 2021, we repurchased 4.2 million shares of our outstanding common stock for $91.9 million, for an average cost of $21.70 per share. We are generally authorized to repurchase up to $50.0 million in shares of our common stock and in February 2022, our board of directors authorized an increase to the stock repurchase program to $50.0 million. As of September 30, 2022, we had remaining authorization to repurchase up to $50.0 million of common stock under our stock repurchase program.

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

The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates decrease or increase by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 3.14% as of September 30, 2022. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(13,114)
-50 Basis Points	(6,566)
-10 Basis Points	(1,313)
Base Interest Rate	—
+10 Basis Points	1,313
+50 Basis Points	6,566
+100 Basis Points	13,131
(1)	As of September 30, 2022, we have an overall net variable-rate asset position. In addition, as of September 30, 2022, $72.0 million of our floating rate loans have a weighted average interest rate floor of 2.2%.

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

Item 1A.   Risk Factors

The Merger and related transactions may not be completed on the terms or timeline currently contemplated, or at all.

The completion of the Merger and related transactions are subject to certain conditions, including: (i) the approval of SAFE’s stockholders, (ii) the approval of the Company’s stockholders, (iii) completion of the spin-off, (iv) the approval of the shares of New SAFE common stock to be issued in the Merger for listing on the NYSE, (v) the effectiveness of the registration statement on Form S-4 registering the New SAFE common stock to be issued in the Merger, (vi) the absence of any temporary restraining order, injunction or other order of any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the reverse stock split or the Merger, (vii) generation of certain cash proceeds and repayment of the Company’s senior unsecured notes and preferred stock, (viii) the receipt of certain tax opinions by the Company and SAFE that the Merger will qualify as a reorganization under the Internal Revenue Code and that the Company and SAFE each qualifies as a REIT for federal income tax purposes, (ix) the accuracy of certain representations and warranties of the Company and SAFE contained in the Merger agreement and the compliance by the parties with the covenants contained in the Merger agreement (subject to customary materiality qualifiers), and (x) certain other conditions specified in the Merger agreement. The proposed sale of shares of SAFE common stock by the Company to MSD Partners is also subject to certain closing conditions and if it did not close for any reason, the Company would have to identify new sources of funds in order to satisfy the condition to the Merger that the Company repay its senior unsecured notes and preferred stock. Neither the Company nor SAFE can provide assurances that the Merger and related transactions will be consummated on the terms or timeline currently contemplated, or at all.

Failure to complete the Merger and related transactions could adversely affect the stock prices and the future business and financial results of the Company and SAFE.

If the Merger and related transactions are not completed, the ongoing businesses of the Company or SAFE may be adversely affected and the Company and SAFE will be subject to numerous risks, including the following:

●	upon termination of the Merger agreement under specified circumstances, a termination fee of $63 million may be payable by either the Company or SAFE;
●	each of the Company and SAFE having to pay substantial costs relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration preparation costs that have already been incurred or will continue to be incurred until the closing of the Merger;
●	the management of each of the Company and SAFE focusing on the Merger instead of on pursuing other opportunities that could be beneficial to the companies, in each case, without realizing any of the benefits of having the Merger completed; and
●	reputational harm due to the adverse perception of any failure to successfully complete the Merger.

If the Merger and related transactions are not completed, neither the Company nor SAFE can assure their respective stockholders that these risks will not materialize or will not materially affect the business, financial results and stock prices of either the Company or SAFE.

SAFE will have the option to internalize the Company's management if the Merger has not occurred by the outside date under the Merger agreement.

If the Merger agreement is terminated because the Merger has not occurred by September 30, 2023, SAFE will have the option under certain circumstances to terminate the existing external management agreement and internalize the Company's management, which may adversely affect the Company. If SAFE exercises its option under the Merger agreement to become internalized, it must pay the Company $100.0 million, of which up to $60.0 million may be paid in cash, at SAFE’s discretion, with the remainder being paid in shares of SAFE common stock, which is less than the $150.0 million of consideration that was allocated to the existing management agreement in the negotiations of the Merger. If SAFE exercises this option, the Company would become externally-managed by SAFE pursuant to a management agreement that SAFE and the Company have agreed to negotiate in good faith. These changes in the Company's management structure may adversely affect the Company and the market value of its securities.

The Merger agreement contains provisions that could discourage a potential competing acquirer of either the Company or SAFE or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger agreement contains provisions that, subject to limited exceptions, restrict the ability of each of the Company and SAFE to, directly or indirectly, initiate, solicit, propose, knowingly encourage or facilitate competing third-party proposals to effect, among other things, a Merger, reorganization, share exchange, consolidation or the sale of 15% or more of the stock or consolidated net revenues, net income or total assets of the Company or SAFE. In addition, either the Company or SAFE generally has an opportunity to offer to modify the terms of the Merger agreement in response to any competing “superior proposal” (as defined in “the Merger Agreement”) that may be made to the other party before the special committee of the boards of directors of the Company or SAFE, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger agreement to enter into such superior proposal. In some circumstances, one of the parties will be required to pay a substantial termination fee to the other party.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company or SAFE from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger agreement. In addition, the Company's significant ownership interest and voting power in SAFE could discourage a potential competing acquirer for SAFE.

The pendency of the Merger and related transactions could adversely affect the business and operations of the Company and SAFE.

In connection with the pending Merger and related transactions, some tenants, vendors or other counterparties of each of the Company and SAFE may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company and SAFE, regardless of whether the Merger is completed. Similarly, current and prospective employees of the Company and New SAFE may experience uncertainty about their future roles with New SAFE following the Merger and related transactions, which may materially adversely affect the ability of the Company to attract and retain key personnel during the pendency of the Merger and related transactions. In addition, due to interim operating covenants in the Merger agreement, each of the Company and SAFE may be unable (without the other party’s prior written consent), during the pendency of the Merger and related transactions, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

There were no other material changes from the risk factors previously disclosed in our 2021 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended September 30, 2022. As of September 30, 2022, we had remaining authorization to repurchase up to $50.0 million of common stock under our stock repurchase program.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1

Merger Agreement, dated as of August 10, 2022, by and between iStar Inc. and Safehold Inc. (Schedules have been omitted pursuant to Item 601(b)(5) of Regulation S-K. STAR agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.) (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed August 11, 2022)

10.1	Voting Agreement, dated as of August 10, 2022, by and between iStar Inc. and Safehold Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed August 11, 2022)
10.2

Stock Purchase Agreement, dated August 10, 2022, by and among iStar Inc., Safehold Inc., MSD Partners, L.P. and, with respect to certain specified sections, MSD Capital, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed August 11, 2022)

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 is formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows (unaudited) for nine months ended September 30, 2022 and 2021 and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

iStar Inc. Registrant

Date:	November 3, 2022	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

iStar Inc. Registrant
Date:	November 3, 2022	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

RETT

iStar Inc. Registrant
Date:	November 3, 2022	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer