Form 10-K
period 2022-12-31
ISTAR INC.
filed 2023-02-22
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2022 the aggregate market value of iStar Inc. common stock, $0.001 par value per share, held by non-affiliates (1) of the registrant was approximately $1.1 billion, based upon the closing price of $13.71 on the New York Stock Exchange composite tape on such date.

As of February 17, 2023, there were 86,836,030 shares of common stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant’s directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   Business

Explanatory Note for Purposes of the "Safe Harbor Provisions" of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Inc.’s (the “Company’s”) current business plan, including the planned Merger with Safehold Inc. (“SAFE”) and the Spin-Off and related transactions (refer to “Business – Overview” and Note 1 to the consolidated financial statements), business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that iStar Inc. believes might cause such differences are discussed in the section entitled, "Risk Factors" in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

Overview

iStar Inc. (references to the "Company," "we," "us" or "our" refer to iStar Inc.) finances, invests in and develops real estate and real estate related projects as part of its fully-integrated investment platform. The Company also manages entities focused on ground lease ("Ground Lease") investments. The Company has invested over $40 billion over the past two decades and is structured as a real estate investment trust ("REIT") with a diversified portfolio focused on larger assets located in major metropolitan markets. The Company’s primary reportable business segments are net lease (refer to note 3 to the consolidated financial statements), real estate finance, operating properties and land and development.

Merger with Safehold Inc.  On August 10, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Safehold Inc. (“SAFE”) pursuant to which SAFE will merge with and into the Company (the "Merger"), with the Company surviving the Merger and changing its name to Safehold Inc. (“New SAFE”). New SAFE's shares of common stock will trade on the New York Stock Exchange under the symbol “SAFE.” We currently expect that the Merger will close in the first half of 2023. In the Merger and related transactions, each outstanding share of common stock of SAFE will be converted into one share of common stock of New Safe. Each outstanding share of common stock of the Company will undergo a reverse split and will be converted into a fraction of a share of New Safe common stock based on the number of shares of Safe common stock held by the Company at the time of the reverse split, after giving effect to certain adjustments. Each outstanding share of preferred stock of the Company will be converted into a cash amount equal to the liquidation preference of the share plus accrued and unpaid dividends to and including the closing date of the Merger.

Shortly before the closing of the Merger, the Company intends to separate its remaining legacy non-ground lease assets and businesses into a separate public company (“Star Holdings”) by distributing to the Company’s stockholders, on a pro rata basis, the issued and outstanding equity interests of Star Holdings (the “Spin-Off”).

If the Merger, Spin-Off and related transactions are completed, the Company's business thereafter will be focused on its Ground Lease and Ground Lease-adjacent businesses.  Completion of the Merger, Spin-Off and related transactions is subject to a number of conditions, some of which are outside of our control, including, without limitation, approval of the stockholders of each of the Company and SAFE, and there can be no assurance that they will close within our currently anticipated time frame or at all.  See note 1 to the consolidated financial statements and "Risk Factors – Risks Related to the Merger and Related Transactions" for more information. In addition, the Company has filed a joint proxy statement/prospectus with the Securities and Exchange Commission with respect to the special meeting of the Company's stockholders to consider and approve the Merger.

The Company’s primary sources of revenues and earnings in 2022 were rent and reimbursements that tenants pay to lease the Company’s properties, interest that borrowers pay on loans, land development revenue from condo, lot and parcel sales, income from our operating properties, proceeds from asset sales and income from management fees and equity investments.

Our Portfolio. As of December 31, 2022, based on our book value, our total investment portfolio has the following property/collateral type characteristics ($ in thousands):

Property/Collateral	Net	Real Estate	Operating	Land &			% of
Types	Lease	Finance	Properties	Development	Corporate	Total	Total
Ground Leases	$1,302,877	$—	$—	$—	$—	$1,302,877	74.0%
Land and Development	—	—	—	207,997	—	207,997	11.8%
Multifamily	—	39,304	36,382	—	—	75,686	4.3%
Hotel	—	12,893	61,863	—	—	74,756	4.2%
Retail	—	37,650	371	8,784	—	46,805	2.7%
Condominium	—	6,665	—	15,233	—	21,898	1.2%
Office	—	15,183	—	—	—	15,183	0.9%
Entertainment / Leisure	—	—	14,262	—	—	14,262	0.8%
Other Property Types	—	—	—	—	11	11	—%
Total	$1,302,877	$111,695	$112,878	$232,014	$11	$1,759,475	100.0%
Percentage of Total	74%	6%	6%	13%	<1%	100%

Net Lease: In March 2022, we, through certain subsidiaries of ours and entities managed by us, sold our portfolio of net lease assets for an aggregate gross sales price of $3.07 billion (the “Net Lease Sale”). Refer also to Note 3 to the consolidated financial statements.

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

After the Net Lease Sale, the net lease segment includes our Ground Lease investments made primarily through Safehold Inc. ("SAFE"), a publicly traded REIT focused exclusively on Ground Leases that we launched in 2017 and manage pursuant to a management agreement, and our Ground Lease adjacent businesses. As of December 31, 2022, we owned approximately 54.3% of SAFE’s outstanding common stock.

Real Estate Finance: The real estate finance portfolio is comprised of leasehold loans (including leasehold loans to SAFE’s tenants) and senior and subordinated loans to business entities and may be either secured or unsecured. The

Company’s loan portfolio includes whole loans and loan participations. The Company’s real estate loans may be either fixed-rate or variable-rate and are structured to meet the specific financing needs of borrowers.

Operating Properties: The operating properties portfolio is comprised of commercial and residential properties, which represent a pool of assets across a range of geographies and property types. The Company generally seeks to reposition or redevelop its transitional properties with the objective of maximizing their value through the infusion of capital and/or concentrated asset management efforts. The commercial properties within this portfolio include hotel, multifamily, entertainment/leisure, retail and other property types. The residential properties within this portfolio are comprised of single-family homes that the Company intends to sell through retail channels.

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

Investment Strategy

Throughout our history, we have focused on providing capital to the commercial real estate sector in a differentiated way that emphasizes custom-tailored solutions over commoditized products. We have adjusted the allocation of our capital and resources from time to time based on market conditions. Our Ground Lease strategy is the most recent example of our approach. We believe that investment and financing opportunities in the Ground Lease sector currently offer more attractive risk adjusted returns than other investment opportunities, and should enable us to benefit from the unique insights and competitive advantages we have gained through SAFE.

We have been actively transitioning our portfolio to be primarily focused on Ground Lease and Ground Lease adjacent investments, held directly and through our investment in SAFE. In furtherance of this objective, we completed the Net Lease Sale in March 2022 and have significantly reduced the level of our "legacy assets," which refer primarily to properties that we took back from defaulting borrowers in the financial crisis. As we sell these assets, we expect to use the net proceeds primarily to make additional investments in our Ground Lease business, to repay indebtedness and for general corporate purposes.

Financing Strategy

We use leverage to enhance our return on assets. As of December 31, 2022 our principal financing sources are unsecured bonds issued in capital markets transactions and trust preferred securities. Beginning in April 2022 and continuing through September 2022, we completed separate, privately-negotiated transactions with holders of our 3.125% convertible notes in which the noteholders exchanged their convertible notes with us for newly issued shares of our common stock and cash (refer to Note 10 to the consolidated financial statements). We also repaid $0.5 million principal amount of our 3.125% convertible notes for cash at maturity.

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

Code of Conduct

The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company’s Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company’s website at www.istar.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2022, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.

Employees and Human Capital Resources

Central to our business strategy is attracting, developing and retaining a talented, diverse and engaged workforce to drive our success. As of December 31, 2022, the Company had 118 employees. The Company believes it has good relationships with its employees. Substantially all of our employees are full time employees and they are not represented by any collective bargaining agreements.

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

In March 2022, we sold our net lease portfolio and in August 2022, we and SAFE announced the proposed Merger, Spin-Off and related transactions. In light of these transactions, we have reduced and may continue to reduce the number of our employees.

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

Item 1A.   Risk Factors

In addition to the other information in this report, you should carefully consider the following risk factors in evaluating an investment in the Company’s securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, ability to service our indebtedness, ability to pay distributions and the market price of the Company’s common stock. The risks set forth below speak only as of the date of this report and the Company disclaims any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to iStar Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Risks Related to the Merger and Related Transactions

The Merger and related transactions may not be completed on the terms or timeline currently contemplated, or at all.

The completion of the Merger and related transactions are subject to certain conditions, including: (i) the approval of SAFE’s stockholders, (ii) the approval of the Company’s stockholders, (iii) completion of the spin-off, (iv) the approval of the shares of New SAFE common stock to be issued in the Merger for listing on the NYSE, (v) the absence of any temporary restraining order, injunction or other order of any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the reverse stock split or the Merger, (vi) generation of certain cash proceeds and repayment of the Company’s senior unsecured notes and preferred stock, (vii) the receipt of certain tax opinions by the Company and SAFE that the Merger will qualify as a reorganization under the Internal Revenue Code and that the Company and SAFE each qualifies as a REIT for federal income tax purposes, (viii) the accuracy of certain representations and warranties of the Company and SAFE contained in the Merger agreement and the compliance by the parties with the covenants contained in the Merger agreement (subject to customary materiality qualifiers), and (ix) certain other conditions specified in the Merger agreement. The previously announced proposed sale of shares of SAFE common stock by the Company to MSD Partners is also subject to certain closing conditions and if it did not close for any reason, the Company would have to identify new sources of funds in order to satisfy its obligations under the Merger Agreement that the Company repay its senior unsecured notes and cash out its preferred stock in the Merger. Neither the Company nor SAFE can provide assurances that the Merger and related transactions will be consummated on the terms or timeline currently contemplated, or at all.

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

If the Merger Agreement is terminated because the Merger has not occurred by September 30, 2023, SAFE will have the option under certain circumstances to terminate the existing external management agreement and internalize the Company's management, which may adversely affect the Company. If SAFE exercises its option under the Merger agreement to become internalized, it must pay the Company $100.0 million, of which up to $60.0 million may be paid in cash, at SAFE’s discretion, with the remainder being paid in shares of SAFE common stock, which is less than the consideration that the Company would receive pursuant to the terms of the Merger. If SAFE exercises this option, the Company would become externally-managed by SAFE pursuant to a management agreement that SAFE and the Company have agreed to negotiate in good faith. These changes in the Company's management structure may adversely affect the Company and the market value of its securities.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either the Company or SAFE or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the ability of each of the Company and SAFE to, directly or indirectly, initiate, solicit, propose, knowingly encourage or facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 15% or more of the stock or consolidated net revenues, net income or total assets of the Company or SAFE. In addition, either the Company or SAFE generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing “superior proposal” (as defined in the Merger Agreement) that may be made to the other party before the special committee of the boards of directors of the Company or SAFE, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into such superior proposal. In some circumstances, one of the parties will be required to pay a substantial termination fee to the other party.

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

After completion of the Net Lease Sale, the Company's portfolio is primarily comprised of Ground Lease assets and legacy assets. Pending completion of the Merger, Spin-Off and related transactions, as to which there is no assurance, the Company intends to continue its stated corporate strategy of seeking to monetize legacy assets and using the net proceeds to make additional investments in Ground Lease and Ground Lease adjacent assets (directly and through SAFE), repay indebtedness and for general corporate purposes. Our strategy is subject to a number of risks, including the following:

●	our success will be highly correlated with the success of SAFE; adverse business developments at SAFE would likely result in a decline in the prices of the SAFE common stock that we own and our common stock and/or cause SAFE to reduce its distributions to shareholders, including us;
●	our future operating revenues, earnings and cash flow will be sourced primarily from sales of legacy assets, management fees paid by SAFE, dividends paid by SAFE and income from legacy and Ground Lease adjacent investments, which are generally less predictable in timing and amount than contractual rents. SAFE’s ability to access capital in 2023 and beyond will be subject to a number of factors, many of which are outside of its control, such as general economic conditions, changes in interest rates and conditions prevailing in the credit and real estate markets. There can be no assurance that SAFE will have access to liquidity when needed. As a result, we may have to incur indebtedness, sell assets or take other steps to generate cash to pay operating expenses or satisfy indebtedness when due, and our reported results and common stock price may be less predictable and more volatile;
●	the growth rate of SAFE's portfolio may not meet our expectations because, among other reasons, mortgage financing remains a relatively low-cost alternative for tenants; potential tenants may prefer to own both the land and the improvements on their properties; negative publicity about non-Safehold Ground Leases may discourage potential tenants; the availability and terms of tenant leasehold financing may be adversely affected by increases in interest rates; and new ventures are seeking to compete with SAFE;
●	as of December 31, 2022, we owned approximately 54.3% of SAFE's outstanding common stock; the relatively low public float in SAFE common stock may contribute to volatility in SAFE's stock price and make it difficult for us to sell SAFE shares if we were ever to decide to do so;
●	there are potential conflicts of interests in our relationship with SAFE, as discussed further below under "There are various potential conflicts of interest in our relationship with SAFE, including our executive officers and/or directors who are also officers and/or directors of SAFE, which could result in decisions that are not in the best interests of our shareholders;"
●	we have waived or elected not to seek reimbursement in full for certain expenses that we have incurred on SAFE’s behalf while it is in its growth stage, and will likely continue to do so while we foster SAFE’s growth;
●	if we terminate our management agreement with SAFE for convenience, we will be prohibited from competing with SAFE for one year after such termination;
●	SAFE's board of directors is comprised of a majority of independent directors who may take actions with which we disagree, and our voting power in SAFE is limited to 41.9% as a result of which SAFE's shareholders may take actions with which we disagree; and
●	we are exposed to asset concentrations in SAFE’s portfolio; for the year ended December 31, 2022, 11.9% of SAFE’s total revenues came from hotel properties, which have been adversely affected by the COVID-19 pandemic.

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

We have entered into a number of agreements and transactions with SAFE since its formation in 2017, including agreements relating to the Merger and related transactions, investments in SAFE common stock, a stockholder's agreement, registration rights agreements, asset bifurcation transactions, forward sale transactions and other investment transactions, and, pending completion of the Merger and related transactions, as to which there is no assurance, we intend to continue to enter into transactions with SAFE in the future. Transactions between iStar and SAFE have been and will be negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under agreements with SAFE because of our desire to maintain our ongoing relationship with SAFE. Refer to Note 8 to the consolidated financial statements for a discussion of related party transactions between SAFE and us in 2022.

Our stockholder's agreement with SAFE limits our voting power in SAFE and contains standstill restrictions.

Although we own approximately 54.3% of the outstanding common stock of SAFE as of December 31, 2022, we are party to a shareholder’s agreement with SAFE that generally limits the discretionary voting power of our shares to 41.9% and requires that we vote shares in excess of that amount in proportion to the votes of SAFE’s other shareholders on matters presented for approval. As a result of such limitations, actions may be approved by SAFE’s board and shareholders with which we do not agree. The stockholder's agreement also subjects us to certain standstill provisions that restricts our ability to acquire additional shares of SAFE common stock in excess of an ownership limit approved by SAFE's independent directors, participate in certain proxy solicitations, solicit or publicly offer to effect certain extraordinary corporate transactions and take other specified actions, in each case without the prior written consent of SAFE's independent directors.  As a result of such restrictions, we may be restricted from pursuing transactions with which SAFE's independent directors do not agree.

We have acquired, and may in the future acquire, commercial properties with the intent create a ground lease and to sell or lease the leasehold interest to a third party. If we are unable to sell or lease the leasehold interest, we will be exposed to the risks of ownership of operating properties.

We have acquired, and may in the future acquire, commercial properties with the intent to separate the property into a ground lease and an interest in the buildings and improvements thereon that is sold or leased to a third party. There may be instances where we are unable to find a purchaser or lessee for the improvements, in which case we will be subject to the risks of owning operating properties.

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

Our business and the growth of SAFE were adversely affected by the COVID-19 pandemic and could be adversely affected in the future by the outbreak of future COVID-19 variants or other highly infectious or contagious diseases.

Future outbreaks of COVID-19 variants or another pandemic could adversely affect us and SAFE due to, among other factors:

●	the impact of mandated or voluntary closures, reduced economic activity, supply chain constraints and other effects on customers' ability to meet their obligations to us and SAFE;
●	the adverse impact on SAFE’s hotel Ground Leases, which accounted for approximately 11.9% of SAFE’s total revenues in 2022, including percentage rent from certain properties. SAFE recognized no percentage rent from its Park Hotels Portfolio in 2022 in respect of 2021 hotel operating performance;

●	a decline in real estate transaction activity and constrained credit conditions which could adversely affect our ability to monetize legacy assets and scale SAFE’s portfolio as its Manager;
●	the negative impact on our earnings from increased allowances against potential future losses and impairment charges and placing certain assets on accrual status;
●	deteriorations in our financial condition, if they were to cause us to be unable to satisfy financial covenants in our debt obligations, which could trigger a default and acceleration of outstanding borrowings;
●	the negative impacts on our operations if the health of a significant number of our employees were to be impacted by the pandemic; and
●	difficulty accessing debt and equity capital on attractive terms, or at all, to fund business operations or address maturing liabilities.

Significant increases in interest rates could have an adverse effect on our and SAFE's operating results.

SAFE's and our operating results depend in part on the difference between the income earned on our respective assets and the interest expense incurred in connection with our respective interest bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets will affect the spread between our and SAFE's income earning assets and interest bearing liabilities, subject to the impact of interest rate floors and caps, as well as the amounts of floating rate assets and liabilities that we or SAFE may have. Any significant compression of the spreads between income earning assets and interest bearing liabilities could have a material adverse effect on us and SAFE. While interest rates remain low by historical standards, interest rates rose in 2022 and are generally expected to continue to rise in 2023 and perhaps in future years, although there is no certainty as to the amount by which they may rise. Higher rates could exceed the interest rate floors that exist on floating rate debt that we or SAFE may have and create a mismatch between assets and any floating rate debt that could have a significant adverse effect on our and SAFE's operating results. An increase in interest rates could also, among other things, reduce the value of Ground Lease assets that generate fixed amounts of income or that provide for contractual increases that are lower than increases in interest rates, and our or SAFE's ability to realize gains from the sale of such assets. In addition, to the extent that market participants believe that increasing interest rates adversely affect SAFE, the value of our investment in SAFE and our own stock price maybe adversely affected, as we and SAFE experienced in 2022. Rising interest rates also tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets, including our residential development projects. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

We have recognized losses when a borrower defaults on a loan and the underlying collateral value is not sufficient, and we may recognize additional losses in the future.

We have recognized losses arising from borrower defaults on our loan assets and we may recognize additional losses on any loan assets we hold in the future. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, loans that are unsecured or are secured only by equity interests in the borrowing entities are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

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

We also hold investments in the Ground Lease Plus Fund and a loan fund (refer to Note 8 to the consolidated financial statements) and certain funds and limited partnerships managed by third parties. These and other investments we may make in the future present risks that we may have differing objectives than our partners or the managers, board of directors, shareholders or other members in such investments, that we may become involved in disputes with them and that we may compete with such entities. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

We are subject to additional risks associated with owning and developing real estate.

As of December 31, 2022, we own approximately $232.0 million of land and development assets and $112.9 million of operating properties, based on net carrying values. These assets expose us to additional risks, including, without limitation:

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

As of December 31, 2022, we owned land and residential properties with a net carrying value of $236.0 million. The housing market in the United States has previously been adversely affected by rising interest rates for mortgage loans, weakness in the economy, high unemployment levels and low consumer confidence. Certain housing markets in the United States have been reported to have experienced a downturn in 2022 and continuing into 2023. A prolonged downturn in the housing market generally, or in the markets in which we hold assets, could adversely impact demand for our land assets including our residential development projects.

We are subject to certain risks associated with investing in real estate, including potential liabilities under environmental laws and risks of loss from weather conditions, man-made or natural disasters, climate change and terrorism.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. While a secured lender is not likely to be subject to these forms of environmental liability, when we foreclose on real property, we become an owner and are subject to the risks of environmental liability. Additionally, our remaining net lease assets and SAFE’s Ground Leases generally require the tenants to undertake the obligation for environmental compliance and indemnify us and SAFE from liability with respect thereto. There can be no assurance that the tenants will have sufficient resources to satisfy their obligations to us.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2022, approximately 20.2% of the carrying value of our assets was located in the western United States, geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against. Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. The foregoing risks also apply generally to SAFE’s properties and the buildings thereon owned by SAFE’s tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our or SAFE’s financial performance, liquidity and the market price of our or SAFE’s common stock. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

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

Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.3x and covenant restricting certain incurrences of debt based on a fixed charge coverage ratio, subject to certain permitted debt baskets. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Limitations on our ability to incur new indebtedness under the fixed charge coverage ratio may limit the amount of new investments we make.

We have significant indebtedness and funding commitments and limitations on our liquidity and ability to raise capital may adversely affect us.

Sufficient liquidity is critical to our ability to meet our scheduled debt payments, make additional investments in the Ground Lease business, pay distributions and satisfy funding commitments to borrowers. We have relied on proceeds from the issuance of unsecured debt, secured borrowings, repayments from our loan assets and proceeds from asset sales to fund our operations and other activities, and, pending completion of the Merger and related transactions, as to which there can be no assurance, we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. Our ability to access capital in 2023 and beyond will be subject to a number of factors, many of which are outside of our control, such as general economic conditions, changes in interest rates and conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of our other outstanding debt obligations. Failure to meet funding commitments could cause us to be in default of our financing commitments to borrowers. Any of the foregoing could have a material adverse effect on our business, liquidity and the market price of our common stock.

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

PART II

Item 5.   Market for Registrant’s Equity and Related Stock Matters

The Company’s common stock trades on the New York Stock Exchange ("NYSE") under the symbol "STAR." The Company had 1,354 holders of record of common stock as of February 17, 2023. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended December 31, 2022.

Disclosure of Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plans Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders-restricted stock awards(1)(2)	793,590	N/A	2,333,815
(1)	Restricted Stock—The amount shown in column (a) includes 633,550 unvested restricted stock units which may vest in the future based on the employees’ continued service to the Company (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of the Company’s restricted stock grants). All of the unvested restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amount shown in column (a) also includes 160,040 of common stock equivalents and restricted stock awarded to our non-employee directors in consideration of their service to the Company as directors. Common stock equivalents represent rights to receive shares of common stock at the date the common stock equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock units or other performance awards that could be granted under compensation plans approved by the Company’s security holders after giving effect to previously issued awards of stock options, shares of restricted stock units and other performance awards (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of the Company’s Long-Term Incentive Plans).
(2)	The amount shown in column (a) does not include a currently indeterminable number of shares that may be issued upon the satisfaction of performance and vesting conditions of awards made under the Company’s Performance Incentive Plan ("iPIP") approved by shareholders. In no event may the number of shares issued exceed the amount available in column (c) unless shareholders authorize additional shares (see Item 8—"Financial Statements and Supplemental Data—Note 15" for a more detailed description of iPIP.)

Item 6.   RESERVED

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion related to the results of operations and changes in financial condition for 2021 compared to 2020 is included in Part II, Item 7 of our 2021 Annual Report on Form 10-K. Our historical results may not be indicative of our future performance. Certain prior year amounts have been reclassified in our consolidated financial statements and the related notes to conform to the current period presentation.

Executive Overview

Merger with SAFE—In August 2022, we entered into the Merger Agreement with SAFE.  We expect that the Merger will accelerate SAFE’s market leadership in the Ground Lease industry and will make SAFE the only internally-managed, pure-play Ground Lease company in the public markets. We currently expect that the Merger and related transactions will close in the first half of 2023, however, completion of the Merger and related transactions is subject to a number of conditions, some of which are outside of our control, including, without limitation, approval of the stockholders of each of the Company and SAFE, and there can be no assurance they will close within our currently anticipated timeframe or at all.  Refer to "Business – Overview" and Note 1 to the consolidated financial statements for more information on the Merger.

Corporate Strategy. We continue to execute our stated corporate strategy which is to grow our Ground Lease and Ground Lease adjacent businesses and simplify our portfolio through sales of other assets. In March 2022, we, through certain subsidiaries of ours and entities managed by us, sold our portfolio of net lease assets for an aggregate gross sales price of $3.07 billion (the “Net Lease Sale”). If the Merger, Spin-Off and related transactions are completed our corporate strategy will be dedicated to growing our Ground Lease and Ground Lease – adjacent businesses.

COVID-19 and Other Factors. The COVID-19 pandemic adversely affected our strategies of monetizing legacy assets and materially scaling SAFE’s portfolio, primarily because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions. In addition, other macroeconomic factors such as interest rates, inflation and the market reaction and response of government policy to inflation may impact our or SAFE’s business. See the Risk Factors section of this report for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic and other factors.

Portfolio Overview

Our portfolio is diversified by business, property type and geography. As of December 31, 2022, based on our book value, our total investment portfolio has the following property/collateral type and geographic characteristics ($ in thousands):

Property/Collateral	Net	Real Estate	Operating	Land &			% of
Types	Lease	Finance	Properties	Development	Corporate	Total	Total
Ground Leases	$1,302,877	$—	$—	$—	$—	$1,302,877	74.0%
Land and Development	—	—	—	207,997	—	207,997	11.8%
Multifamily	—	39,304	36,382	—	—	75,686	4.3%
Hotel	—	12,893	61,863	—	—	74,756	4.2%
Retail	—	37,650	371	8,784	—	46,805	2.7%
Condominium	—	6,665	—	15,233	—	21,898	1.2%
Office	—	15,183	—	—	—	15,183	0.9%
Entertainment / Leisure	—	—	14,262	—	—	14,262	0.8%
Other Property Types	—	—	—	—	11	11	—%
Total	$1,302,877	$111,695	$112,878	$232,014	$11	$1,759,475	100.0%
Percentage of Total	74%	6%	6%	13%	<1%	100%

	Net	Real Estate	Operating	Land &			% of
Geographic Region	Lease	Finance	Properties	Development	Corporate	Total	Total
Northeast	$497,301	$65,726	$76,124	$133,317	$—	$772,468	43.9%
West	318,016	10,206	18,462	8,939	—	355,623	20.2%
Mid-Atlantic	164,317	—	4,260	89,758	—	258,335	14.7%
Southeast	165,487	29,098	—	—	—	194,585	11.1%
Southwest	124,973	—	—	—	—	124,973	7.1%
Central	32,783	6,665	14,032	—	—	53,480	3.0%
Various	—	—	—	—	11	11	—%
Total	$1,302,877	$111,695	$112,878	$232,014	$11	$1,759,475	100.0%

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

SAFE—SAFE is a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns. We believe its business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, SAFE’s Ground Leases typically benefit from built-in growth derived from contractual base rent increases and the opportunity to realize value from SAFE’s right to regain possession of the buildings and other improvements on its land upon expiration or earlier termination of the lease at no additional cost. We believe that these features offer us the opportunity through our ownership in SAFE to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments. As of December 31, 2022, we owned approximately 54.3% of SAFE’s common stock outstanding, subject to voting limitations described below.

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

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets and gave a right of first refusal to the venture on all new net lease investments that met specified investment criteria. We obtained control over the Net Lease Venture when the investment period expired on June 30, 2018 and consolidated the assets and liabilities of the venture, which had previously been accounted for as an equity method investment. The Net Lease Venture was part of the Net Lease Sale.

Net Lease Venture II—In July 2018, we entered into Net Lease Venture II with similar investment strategies as the Net Lease Venture. The Net Lease Venture II had a right of first offer on all new net lease investments (excluding Ground Leases) originated by us. We had an equity interest in the venture of approximately 51.9%, which was accounted for as an equity method investment, and were responsible for managing the venture in exchange for a management fee and incentive fee. The Net Lease Venture II was part of the Net Lease Sale.

As of December 31, 2022, our net lease portfolio consisted of our equity method investments in SAFE and the Ground Lease Plus Fund. The table below provides certain statistics for our net lease portfolio.

		Ground Lease
	SAFE	Plus Fund
Ownership %	54.3%	53.0%
Book value (millions)(1)	$1,237	$66

% Leased	100.0%	100.0%
Weighted average lease term (years)(2)	91.9	104.3
Weighted average yield(3)	4.2%	5.7%
(1)	Represents the book value of our unconsolidated equity method investments.
(2)	Weighted average lease term is calculated using GAAP rent and the initial maturity and does not include extension options. SAFE includes its pro rata share of its unconsolidated equity method investments.
(3)	Yield for our investment in SAFE (refer to Note 8 to the consolidated financial statements) is calculated over the trailing twelve months and excludes dilution gains, the loss realized on our dividend of SAFE shares of common stock to our shareholders, management fees earned by us and a gain recognized by SAFE in connection with the sale of a Ground Lease.

Portfolio Activity— In March 2022, we, through certain subsidiaries of and entities managed by us, closed on a definitive purchase and sale agreement to sell a portfolio of net lease properties owned and managed by such subsidiaries and entities to a third party for an aggregate gross sales price of approximately $3.07 billion and recognized a gain of $663.7. We refer to this transaction as the "Net Lease Sale" in this report. The Net Lease Sale is consistent with the Company’s stated corporate strategy which is to grow its Ground Lease and Ground Lease adjacent businesses (refer to Note 8) and simplify its portfolio through sales of other assets.

The portfolio sold consisted of office, entertainment and industrial properties located in the United States comprising approximately 18.3 million square feet. It included assets wholly-owned by the Company and assets owned by two joint ventures managed by the Company and in which it owned 51.9% interests. At the time of closing, the portfolio was encumbered by an aggregate of $702.0 million of mortgage indebtedness, including indebtedness from equity method investments, which was repaid with proceeds from the sale. After repayment of the mortgage indebtedness and prepayment penalties, a senior term loan secured by certain of the assets (refer to Note 10), payments to terminate derivative contracts, payments to joint venture partners, and payments of promotes, transaction expenses and amounts due under employee incentive plans, the Company retained net cash proceeds of $1.2 billion from the transaction. In addition, as part of the transaction, the buyer sold three of the properties to SAFE for $122.0 million and entered into three Ground Leases with SAFE. Two net lease properties were sold to different third parties in the first quarter of 2022 and the Company’s net lease assets associated with its Ground Lease businesses were not included in the sale. The Company received net cash proceeds of $33.9 million from the sale of the two net lease properties and recognized a gain of $23.9 million.

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

Our real estate finance portfolio included the following ($ in thousands):

	As of December 31,
	2022		2021
	Total	% of Total	Total	% of Total
Performing loans:
Senior mortgages	$6,756	6.2%	$139,968	32.6%
Corporate/partnership loans	—	—%	618	0.1%
Subordinate mortgages	13,331	12.3%	12,457	2.9%
Subtotal	20,087	18.5%	153,043	35.6%
Non-performing loans:
Senior mortgages	29,493	27.2%	59,640	13.9%
Subtotal	29,493	27.2%	59,640	13.9%
Total carrying value of loans	49,580	45.7%	212,683	49.5%
Other lending investments	—	—%	124,930	29.1%
Total carrying value of loans and other lending investments	49,580	45.7%	337,613	78.6%
Loans receivable held for sale	37,650	34.7%	43,215	10.1%
Our share of loans held through equity method investments	21,685	20.0%	48,862	11.4%
Specific Allowance	(396)	(0.4)%	(576)	(0.1)%
Total gross carrying value of real estate finance portfolio	$108,519	100.0%	$429,114	100.0%

Portfolio Activity—During the year ended December 31, 2022, the Company received net repayments and proceeds from sales of $310.0 million (including the receipt of previously capitalized deferred interest) from its real estate finance portfolio.

Summary of Interest Rate Characteristics—Our loans receivable and other lending investments, excluding loans held through equity method investments, had the following interest rate characteristics ($ in thousands):

	As of December 31,
	2022			2021
			Weighted			Weighted
			Average			Average
	Carrying	%	Accrual	Carrying	%	Accrual
	Value	of Total	Rate	Value	of Total	Rate
Fixed-rate loans and other lending investments	$13,331	26.9%	6.8%	$140,443	41.6%	7.2%
Variable-rate loans(1)	6,756	13.6%	9.6%	137,530	40.7%	5.1%
Non-performing loans(2)	29,493	59.5%	N/A	59,640	17.7%	N/A
Total carrying value	49,580	100.0%		337,613	100.0%
Allowance for loan losses	(925)			(4,769)
Total loans receivable and other lending investments, net	$48,655			$332,844
(1)	As of December 31, 2022 and 2021, includes $6.8 million and $136.9 million, respectively, of loans with a weighted average LIBOR floor of 2.1% and 2.1%, respectively.
(2)	The non-performing loan as of December 31, 2021 was transferred to loans receivable held for sale as of December 31, 2022.

Summary of Maturities—As of December 31, 2022, our loans receivable and other lending investments had the following maturities ($ in thousands):

	Number of
	Loans	Carrying
Year of Maturity(1)	Maturing	Value	% of Total
2023	1	$6,756	13.6%
2024	—	—	—%
2025	—	—	—%
2026	—	—	—%
2027	—	—	—%
2028 and thereafter (2)	1	13,331	26.9%
Total performing loans	2	$20,087	40.5%
Non-performing loans	1	29,493	59.5%
Total carrying value	3	$49,580	100.0%
Allowance for loan losses		(925)
Total loans receivable, net		$48,655
(1)	Year of maturity for our performing loans represents the initial maturity and does not include any extension options.
(2)	The maturity for this loan is September 2057.

The tables below summarize our loan portfolio and the allowances for loan losses associated with our loan portfolio ($ in thousands):

	December 31, 2022
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans	2	$20,087	$(529)	$19,558	40.2%	2.6%
Non-performing loans	1	29,493	(396)	29,097	59.8%	1.3%
Total	3	$49,580	$(925)	$48,655	100.0%	1.9%

	December 31, 2021
						Allowance for
		Gross	Allowance			Loan Losses as
	Number	Book	for Loan	Net Book	% of	a % of Gross
	of Loans	Value	Losses	Value	Total	Book Value
Performing loans	8	$153,043	$(1,888)	$151,155	45.5%	1.2%
Non-performing loans	1	59,640	(576)	59,064	17.7%	1.0%
Other lending investments	2	124,930	(2,305)	122,625	36.8%	1.8%
Total	11	$337,613	$(4,769)	$332,844	100.0%	1.4%

Performing Loans-The table below summarizes our performing loans, excluding loans held through equity method investments, gross of allowances ($in thousands):

	December 31, 2022	December 31, 2021
Senior mortgages	$6,756	$139,968
Corporate/Partnership loans	—	618
Subordinate mortgages	13,331	12,457
Total	$20,087	$153,043

Non-Performing Loans—We designate loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2022, we had two non-performing loans (one of which is classified as held for sale as of December 31, 2022) which had an aggregate carrying value of $66.7 million. As of December 31, 2021, we had one non-performing loan which had a carrying value of $59.1 million. We expect that our level of non-performing loans will fluctuate from period to period.

Allowance for Loan Losses—The allowance for loan losses was $0.9 million as of December 31, 2022, or 1.9% of total loans and other lending investments, compared to $4.8 million, or 1.4%, as of December 31, 2021. We expect that our level of Expected Losses (refer to Note 3 to the consolidated financial statements) will fluctuate from period to period. Due to the volatility of the commercial real estate market, the process of estimating collateral values and Expected Losses requires the use of significant judgment. We currently believe there is adequate collateral and allowances to support the carrying values of the loans and other lending investments.

The allowance for loan losses includes an asset-specific component and a formula-based component. An asset-specific allowance is established for an impaired loan when the estimated fair value of the loan’s collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2022 and 2021, asset-specific allowances were $0.4 million and $0.6 million, respectively.

We estimate the formula-based component based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market. In addition, we use third-party market data that includes forecasted economic trends, including unemployment rates.

The Expected Loss (refer to Note 3 to the consolidated financial statements) general allowance decreased to $0.5 million, or 2.6% of performing loans, as of December 31, 2022, compared to $4.2 million, or 1.5% of performing loans and other lending investments, as of December 31, 2021. The decrease was due primarily to the repayment of loans during the year ended December 31, 2022.

Operating Properties

Our operating properties represent a pool of assets across a broad range of geographies and property types including hotel, multifamily, retail and entertainment/leisure properties. As of December 31, 2022, the book value of our operating property portfolio, including the carrying value of our equity method investments, totaled $112.9 million.

Portfolio Activity—During the year ended December 31, 2022, we sold a legacy commercial operating property with a carrying value of $14.1 million and recognized gains of $22.5 million and sold residential operating properties with a carrying value of $0.3 million and recognized gains of $2.6 million in “Income from sales of real estate” in our consolidated statements of operations.

Land and Development

As of December 31, 2022, the Company’s land and development portfolio includes master planned communities, infill land parcels and waterfront land parcels located throughout the United States. The Company’s land and development portfolio included the following, based on net carrying values ($ in thousands):

	As of December 31,
	2022	2021
Land and development, net	$232,014	$286,810
Other investments	—	1,096
Total	$232,014	$287,906

Portfolio Activity—During the year ended December 31, 2022, we sold land parcels and residential lots and units and recognized $61.8 million in "Land development revenue" and $63.4 million in "Land development cost of sales" in our consolidated statement of operations.

The following table presents a land and development portfolio rollforward for the year ended December 31, 2022.

	Land and Development Portfolio Rollforward
	(in millions)
	Asbury Park	Magnolia	All	Total
	Waterfront	Green	Others	Segment
Beginning balance(1)	$137.8	$95.8	$53.2	$286.8
Asset sales(2)	(41.0)	(18.9)	(0.5)	(60.4)
Capital expenditures	5.7	14.9	—	20.6
Other	(0.1)	(2.1)	(12.8)	(15.0)
Ending balance	$102.4	$89.7	$39.9	$232.0
(1)	As of December 31, 2021, Total Segment excludes $1.1 million of equity method investments.
(2)	Represents gross book value of the assets sold, rather than proceeds received.

The following is a description of some of our major land and development projects that we are holding for further development. There can be no assurance that we will not change our current strategy for any of the projects described below:

Asbury Park Waterfront

iStar owns 30 acres of oceanfront property in the Asbury Park waterfront redevelopment area in Asbury Park, N.J. iStar serves as the master developer and its land holdings represent approximately 70% of the undeveloped land along the waterfront. Over the past several years, iStar has strategically developed a limited number of residential and commercial projects to re-establish the local housing market and drive momentum for future growth. The existing redeveloper agreement with the city permits up to approximately 2,500 additional units, comprised of for-sale residential homes, hotel keys and multi-family apartments. Future projects are positioned to be developed by iStar or in conjunction with joint venture partners. These individual land parcels could also be sold to third party developers.

Asbury Ocean Club is a 16-story mixed-use project comprised of 130 residential condominium units, a 54-unit boutique hotel, 24,000 square feet of retail space, a 15,000 square foot spa, 26,000 square feet of outdoor amenity space and 410 structured parking spaces, located at 1101 Ocean Avenue in Asbury Park, New Jersey.

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master-planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails.

Results of Operations for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

	For the Year Ended December 31,
	2022	2021	$ Change

	(in thousands)
Operating lease income	$12,859	$16,824	$(3,965)
Interest income	12,415	31,229	(18,814)
Interest income from sales-type leases	869	1,215	(346)
Other income	70,155	70,259	(104)
Land development revenue	61,753	189,103	(127,350)
Total revenue	158,051	308,630	(150,579)
Interest expense	98,051	115,400	(17,349)
Real estate expense	51,614	45,994	5,620
Land development cost of sales	63,441	171,961	(108,520)
Depreciation and amortization	5,470	7,072	(1,602)
General and administrative	21,271	131,703	(110,432)
Provision for (recovery of) loan losses	44,998	(8,085)	53,083
Impairment of assets	15,109	678	14,431
Other expense	8,913	8,114	799
Total costs and expenses	308,867	472,837	(163,970)
Income from sales of real estate	26,629	26,319	310
Loss on early extinguishment of debt, net	(131,200)	—	(131,200)
Earnings from equity method investments	58,680	154,344	(95,664)
Income tax benefit (expense)	(567)	118	(685)
Net income from discontinued operations	797,688	121,452	676,236
Net income (loss)	$600,414	$138,026	$462,388

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $12.9 million in 2022 from $16.8 million in 2021. The decrease was primarily due to the sale of assets, partially offset by an increase in rent of $1.2 million at certain of our properties.

Interest income decreased to $12.4 million in 2022 from $31.2 million in 2021. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan sales and the repayment of loans during 2022.

Interest income from sales-type leases decreased to $0.9 million in 2022 from $1.2 million for the year ended December 31, 2021 and resulted from the sale of Ground Leases in 2022 (refer to Note 5 to the consolidated financial statements).

Other income decreased to $70.2 million in 2022 from $70.3 million in 2021. Other income in 2022 consisted primarily of income from our hotel properties, management fees, gains on the sale of available-for-sale securities, other ancillary income from our land and development projects and operating properties and interest income earned on our cash balances. Other income in 2021 consisted primarily of mark-to-market gains on an equity investment, income from our hotel properties, management fees from SAFE, lease termination fees and other ancillary income from our land and development projects and loan portfolio.

Land development revenue and cost of sales— In 2022, we sold residential lots and units and recognized land development revenue of $61.8 million which had associated cost of sales of $63.4 million. In 2021, we sold residential lots and units and recognized land development revenue of $189.1 million which had associated cost of sales of $172.0 million. The decrease in land development revenue in 2022 was due primarily to five bulk parcel sales in 2021 which contributed $96.9 million to our revenues for the period and a decrease of $30.4 million in revenues from our Naples Reserve (fully sold out in 2022), Magnolia Green and Asbury Park properties.

Costs and expenses—Interest expense decreased to $98.1 million in 2022 from $115.4 million in 2021. The decrease in 2022 was primarily due to a decrease in the average balance of our outstanding debt as we repaid our Senior Term Loan and certain unsecured notes in 2022 (refer to Note 10 to the consolidated financial statements). The balance of our average outstanding debt was $1.97 billion for 2022 and $2.59 billion for 2021. Our weighted average cost of debt was 5.0% for 2022 and 4.4% for 2021.

Real estate expense increased to $51.6 million in 2022 from $46.0 million in 2021. The increase was primarily due to an increase in expenses at certain of our hotel and retail operating properties that have increased operations from the prior year due to COVID-19.

Depreciation and amortization was $5.5 million in 2022 and $7.1 million in 2021 and relates primarily to our operating properties portfolio. The decrease in 2022 was due primarily to a $1.3 million decrease in expense at one of our properties due to a lease termination in 2021.

General and administrative expense includes payroll and related costs, performance-based compensation, public company costs and occupancy costs. General and administrative expense decreased to $21.3 million in 2022 from $131.7 million in 2021. The decrease in 2022 was due primarily to a $111.0 million decrease in performance-based compensation. Our primary forms of performance-based compensation are our iPIP Plans and our annual bonus pool (refer to Note 14 to the consolidated financial statements for more information on the iPIP Plans). In addition, illustrative examples of our iPIP Plans may be found in our 2021 definitive proxy statement which is publicly available on the SEC’s website.

The provision for loan losses was $45.0 million in 2022 as compared to a recovery of loan losses of $8.1 million in 2021. The provision for loan losses in 2022 resulted primarily from a $22.2 million provision on our held-to-maturity security, which was repaid in December 2022 and a $23.8 million provision on a loan prior to it being classified as held for sale. The recovery of loan losses for the year ended December 31, 2021 resulted from the reversal of Expected Loss (refer to Note 3 to the consolidated financial statements) allowances on loans that repaid in full during the year ended December 31, 2021 and from an improving macroeconomic forecast on commercial real estate markets since December 31, 2020.

During the year ended December 31, 2022, we recognized an impairment of $12.7 million on a land property, a $1.8 million impairment on an operating property and a $0.6 million impairment on residential homes. The impairments were based on the expected cash flows to be received. During the year ended December 31, 2021, we recorded an aggregate impairment of $0.7 million in connection with the sale of residential condominiums.

Other expense increased to $8.9 million in 2022 from $8.1 million in 2021. The increase in 2022 was due primarily to legal and consulting costs in connection with our anticipated Merger with SAFE, which was partially offset by fees incurred from debt transactions in 2021.

Income from sales of real estate—Income from sales of real estate increased to $26.6 million in 2022 from $26.3 million in 2021. During the year ended December 31, 2022, we recorded $25.2 million income from sales of real estate from the sale of an operating property and $1.4 million from the sale of Ground Leases. During the year ended December 31, 2021, we recorded $26.3 million of income from sales of real estate from the sale of an operating property and residential condominiums.

Loss on early extinguishment of debt, net—During the year ended December 31, 2022, we incurred losses on early extinguishment of debt of $131.2 million resulting primarily from the redemption of our unsecured convertible notes (refer to Note 3 and Note 10 to the consolidated financial statements) and the repayment of our senior term loan in connection with our Net Lease Sale.

Earnings from equity method investments—Earnings from equity method investments decreased to $58.7 million in 2022 from $154.3 million in 2021. In 2022, we recognized $38.9 million of income from our equity method investment in SAFE (which included a realized loss of $49.3 million on our distribution of SAFE shares of common stock to our shareholders at a fair value below our carrying value), $11.5 million primarily from the sale of a multifamily property at one of our venturers, $5.0 million primarily from the settlement of our interest in a venture and $3.3 million of net aggregate income from our remaining equity method investments. In 2021, we recognized $108.4 million of income from our equity method investment in SAFE (which included a dilution gain of $60.7 million – refer to Note 8 to the consolidated financial statements) and $45.9 million of net aggregate income from our remaining equity method investments, which included $18.6 million of income and gains from one equity method investment and $17.3 million from another of our equity method investments resulting from our share of income from land sales at the venture.

Income tax expense—An income tax expense of $0.6 million was recorded in 2022 due primarily to state and local taxes related to the sale of our net lease assets and a $0.1 million income tax benefit was recorded in 2021.

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

	For the Year Ended December 31,
	2022	2021

	(in thousands)
Adjusted Earnings
Net income (loss) allocable to common shareholders	$397,792	$108,985
Add: Depreciation and amortization	15,359	66,629
Add: Stock-based compensation expense	(27,664)	69,261
Add: Non-cash portion of loss on early extinguishment of debt	136,464	—
Adjusted earnings allocable to common shareholders	$521,951	$244,875

Liquidity and Capital Resources

As of December 31, 2022, we had unrestricted cash of $1.4 billion. Our primary cash uses over the next 12 months are expected to be repayment of our debt obligations (refer to Note 1 and Note 10 to the consolidated financial statements), redemption of our preferred stock (refer to Note 1 and Note 13 to the consolidated financial statements), funding of investments in our Ground Lease and Ground Lease adjacent businesses, capital expenditures on legacy assets, distributions to shareholders through dividends and funding ongoing business operations, including operating lease payments (refer to Note 11 to the consolidated financial statements). The amount we actually invest will depend on the closing of the Merger with SAFE, asset sales, the continuing impact of the COVID-19 pandemic, inflation, interest rate increases, market volatility and other macroeconomic factors on our business.

Beginning in April 2022 and continuing through September 2022, we completed separate, privately-negotiated transactions with holders of our 3.125% convertible notes in which the noteholders exchanged their convertible notes with us for newly issued shares of our common stock and cash (refer to Note 10 to the consolidated financial statements). We also repaid $0.5 million principal amount of our 3.125% convertible notes for cash at maturity. The Merger Agreement provides that we will cash out all of our outstanding preferred stock in the Merger at the liquidation preference per share plus accrued and unpaid dividends and contains a covenant that we retire all of our remaining senior unsecured notes in connection with the Merger. We had approximately $146.6 million of maximum unfunded commitments associated with our investments as of December 31, 2022, of which we expect to fund the majority of over the next two years, assuming borrowers and tenants meet all milestones, performance hurdles and all other conditions to fundings (see “Unfunded Commitments” below). We also have approximately $36.1 million principal amount of scheduled real estate finance maturities over the next 12 months, exclusive of any extension options that can be exercised by our borrowers.

We also have amounts due under our liability-classified and equity-classified iPIP Plans. We currently estimate the total amount due under our iPIP Plans to be $105 million, assuming SAFE is valued at a price of $32.11 per share and our other assets perform with current underwriting expectations. Of this amount, $60 million has been accrued in our financial statements (refer to Note 14 to the consolidated financial statements). Distributions on our iPIP Plans are expected to be 50% in cash and 50% in shares of our common stock; provided, however, that (a) the cash portion will be increased if we do not have sufficient shares available under shareholder approved equity plans; and (b) if the principal remaining material asset in a plan is unsold SAFE shares, we may elect to distribute SAFE shares in lieu of cash and our common stock. Additional information on our iPIP Plans can be found in Note 14 to the consolidated financial statements and our 2021 Proxy Statement, both of which are available on our website.

We expect that we will be able to meet our liquidity requirements over the next 12 months and for the reasonably foreseeable future. Our capital sources to meet such cash requirements are expected to include cash on hand, income from our portfolio, loan repayments from borrowers, proceeds from asset sales and, additionally in connection with the Merger, proceeds from financings. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions.

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the Years Ended December 31,
	2022	2021	Change

Cash flows provided by (used in) operating activities	$47,667	$(20,327)	$67,994
Cash flows provided by investing activities	2,787,812	514,016	2,273,796
Cash flows used in financing activities	(1,780,704)	(250,135)	(1,530,569)

The increase in cash flows provided by operating activities during 2022 was due primarily to proceeds received from the sale of a loan receivable held for sale and an increase in distributions of earnings from other investments in 2022, which was partially offset by iPIP Plan payments and a decrease in the amount of deferred interest on loans collected in 2022 versus 2021. The increases in cash flows provided by investing activities during 2022 was due primarily to the Net Lease Sale (refer to Note 3 to the consolidated financial statements). The increase in cash flows used in financing activities during 2022 was due primarily to the Net Lease Sale (refer to Note 3 to the consolidated financial statements) and settlements and repayments of our unsecured notes.

Unsecured Notes— As of December 31, 2022, the Company has senior unsecured notes outstanding with varying fixed-rates and maturities ranging from October 2024 to February 2026. The Company’s senior unsecured notes are interest only, are generally redeemable at the option of the Company and contain certain financial covenants (see below).

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

As of December 31, 2022, the maximum amount of fundings we may be obligated to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments are as follows (in thousands):

Other
Investments
Performance-Based Commitments	$146,560

Stock Repurchase Program—We may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. We did not repurchase any shares of our common stock during the year ended December 31, 2022. During the year ended December 31, 2021, we repurchased 5.5 million shares of our outstanding common stock for $122.4 million, for an average cost of $22.38 per share. During the year ended December 31, 2020, we repurchased 4.2 million shares of our outstanding common stock for $48.4 million, for an average cost of $11.48 per share. We generally maintain continuing authorization to repurchase up to $50.0 million in shares of our common stock. As of December 31, 2022, we had remaining authorization to repurchase up to $50.0 million of our common stock under our stock repurchase program.

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

During 2022, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:

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

The provision for (recovery of) loan losses for the years ended December 31, 2022, 2021 and 2020 were $45.0 million, $(8.1) million and $8.9 million, respectively.

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

During the year ended December 31, 2022, we recorded aggregate impairments on real estate and land and development assets of $15.1 million. During the year ended December 31, 2021, we recorded an impairment of $0.7 million in connection with the sale of residential condominiums. During the year ended December 31, 2020, we recorded an aggregate impairment of $5.8 million on a real estate asset held for sale and land and development assets.

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

The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest bearing liabilities, should interest rates decrease or increase by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 4.39157% as of December 31, 2022. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(13,848)
-50 Basis Points	(6,924)
-10 Basis Points	(1,385)
Base Interest Rate	—
+10 Basis Points	1,385
+50 Basis Points	6,924
+100 Basis Points	13,848
(1)	We have an overall net variable-rate liability position. In addition, as of December 31, 2022, $36.1 million of our floating rate loans have a weighted average LIBOR floor of 2.1%.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	39

Financial Statements:
Consolidated Balance Sheets as of December 31, 2022 and 2021	42
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020	43
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020	44
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020	45
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	46
Notes to Consolidated Financial Statements	48
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts and Reserves as of December 31, 2022 with reconciliations for the years ended December 31, 2022, 2021 and 2020	96
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2022 with reconciliations for the years ended December 31, 2022, 2021 and 2020	99
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2022 with reconciliations for the years ended December 31, 2022, 2021 and 2020	100

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of iStar Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iStar Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Current Expected Credit Loss (“Expected Loss”) – Estimation of Fair Value of Underlying Collateral of Loans Exhibiting Signs of Financial Difficulty - Refer to Note 3 and Note 7 to the financial statements

Critical Audit Matter Description

The Company estimates its Expected Loss on its collateral-dependent non-performing loans where the borrower is experiencing financial difficulty using the estimated fair value of the collateral. The estimate of the Company's Expected Loss on such loans required judgment when determining the fair value of the collateral securing the loans.

The Company records a specific allowance using a practical expedient in accordance with the CECL standard if the Company determines that the collateral fair value is less than the carrying value of the loan. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external "as is" appraisals for loan collateral. Significant judgments are required in determining the specific allowance, including estimates and assumptions regarding the fair value of the collateral and other estimates.

The determination of the Company’s specific allowance for these loans represents a critical audit matter given the level of subjectivity and judgement involved. Performing audit procedures to evaluate the specific allowance for non-performing loans required a high degree of auditor judgment, and an increased extent of effort to evaluate whether management reasonably and appropriately quantified the fair value of the collateral.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the fair value for those assets in which the borrower exhibits signs of financial difficulty as part of estimation of the Expected Loss included the following, among others:

–	We tested the design and effectiveness of controls implemented by the Company in relation to the calculation of the specific allowance, including management’s review of the fair value analysis performed in relation to collateral including related assumptions and inputs used within the fair value analysis.
–	We evaluated the Company’s determination of fair value of the collateral with the assistance of fair value specialists, by evaluating the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including whether the significant inputs used in the model were appropriate and consistent with what market participants would use to value the collateral; and (3) mathematical accuracy of the overall valuation model.
–	We tested the underlying data used to develop the fair value to determine that the information used in the analysis was accurate and complete.
–	We considered whether events or transactions that occurred after the balance sheet date but before the completion of the audit affect the conclusions reached on the fair value measures and disclosures.

We tested the accuracy and completeness of quantitative data used by management to estimate the current and future economic conditions.
/s/ DELOITTE & TOUCHE LLP

New York, New York
February 21, 2023

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of iStar, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of iStar Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 21, 2023

iStar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)(1)

	As of
	December 31,
	2022	2021
ASSETS
Real estate
Real estate, at cost	$94,593	$113,510
Less: accumulated depreciation	(18,096)	(21,360)
Real estate, net	76,497	92,150
Real estate available and held for sale	3,977	301
Total real estate	80,474	92,451
Real estate and other assets available and held for sale and classified as discontinued operations(2)	2,939	2,299,711
Net investment in leases	—	43,215
Land and development, net	232,014	286,810
Loans receivable and other lending investments, net ($925 and $4,769 of allowances as of December 31, 2022 and 2021, respectively)	48,655	332,844
Loans receivable held for sale	37,650	43,215
Other investments	1,360,682	1,297,281
Cash and cash equivalents	1,442,269	339,601
Accrued interest and operating lease income receivable, net	1,132	1,813
Deferred operating lease income receivable, net	1,137	3,159
Deferred expenses and other assets, net	46,276	100,434
Total assets	$3,253,228	$4,840,534
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$143,477	$236,732
Liabilities associated with real estate held for sale and classified as discontinued operations(2)	333	968,419
Liabilities associated with properties held for sale	—	3
Debt obligations, net	1,682,521	2,572,174
Total liabilities	1,826,331	3,777,328
Commitments and contingencies (refer to Note 11)
Equity:
iStar Inc. shareholders' equity:
Preferred Stock Series D, G and I, liquidation preference $25.00 per share	12	12
Common Stock, $0.001 par value, 200,000 shares authorized, 86,724 and 68,870 shares issued and outstanding as of December 31, 2022 and 2021, respectively	87	69
Additional paid-in capital	3,459,459	3,100,015
Accumulated deficit	(2,053,270)	(2,227,213)
Accumulated other comprehensive income (loss)	2,230	(21,587)
Total iStar Inc. shareholders' equity	1,408,518	851,296
Noncontrolling interests	18,379	211,910
Total equity	1,426,897	1,063,206
Total liabilities and equity	$3,253,228	$4,840,534
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”). Certain items have been reclassified to “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations” (refer to Note 3).
(2)	Refer to Note 3 – Net Lease Sale and Discontinued Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Operating lease income	$12,859	$16,824	$24,276
Interest income	12,415	31,229	56,676
Interest income from sales-type leases	869	1,215	—
Other income(1)	70,155	70,259	78,445
Land development revenue	61,753	189,103	164,702
Total revenues	158,051	308,630	324,099
Costs and expenses:
Interest expense	98,051	115,400	126,828
Real estate expense	51,614	45,994	46,083
Land development cost of sales	63,441	171,961	177,727
Depreciation and amortization	5,470	7,072	7,327
General and administrative	21,271	131,703	100,879
Provision for (recovery of) loan losses	44,998	(8,085)	8,866
Impairment of assets	15,109	678	5,791
Other expense	8,913	8,114	569
Total costs and expenses	308,867	472,837	474,070
Income from sales of real estate	26,629	26,319	6,318
Loss from operations before earnings from equity method investments and other items	(124,187)	(137,888)	(143,653)
Loss on early extinguishment of debt, net	(131,200)	—	(12,038)
Earnings from equity method investments	58,680	154,344	39,472
Net income (loss) from continuing operations before income taxes	(196,707)	16,456	(116,219)
Income tax benefit (expense)	(567)	118	(89)
Net income (loss) from continuing operations	(197,274)	16,574	(116,308)
Net income from discontinued operations(2)	797,688	121,452	85,455
Net income (loss)	600,414	138,026	(30,853)
Net loss (income) from continuing operations attributable to noncontrolling interests	(37)	75	(337)
Net (income) from discontinued operations attributable to noncontrolling interests	(179,089)	(5,620)	(11,251)
Net income (loss) attributable to iStar Inc.	421,288	132,481	(42,441)
Preferred dividends	(23,496)	(23,496)	(23,496)
Net income (loss) allocable to common shareholders	$397,792	$108,985	$(65,937)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$4.92	$1.51	$(0.87)
Net loss from continuing operations and allocable to common shareholders:
Basic and diluted	$(2.74)	$(0.10)	$(1.85)
Net income from discontinued operations and allocable to common shareholders:
Basic and diluted	$7.66	$1.61	$0.98
Weighted average number of common shares:
Basic and diluted	80,722	71,831	75,684
(1)	During the years ended December 31, 2022, 2021, and 2020, includes $20.7 million, $15.1 million and $12.9 million, respectively, of management fees from related parties.
(2)	Refer to Note 3 – Net Lease Sale and Discontinued Operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$600,414	$138,026	$(30,853)
Other comprehensive income (loss):
Reclassification of losses on cash flow hedges into earnings upon realization(1)	7,737	24,566	8,075
Reclassification of losses on available-for-sale securities	386	—	—
Unrealized gains (losses) on available-for-sale securities	(4,623)	(357)	1,838
Unrealized gains (losses) on cash flow hedges	20,317	13,386	(28,290)
Other comprehensive income (loss)	23,817	37,595	(18,377)
Comprehensive income (loss)	624,231	175,621	(49,230)
Comprehensive (income) attributable to noncontrolling interests(2)	(179,126)	(21,860)	(7,184)
Comprehensive income (loss) attributable to iStar Inc.	$445,105	$153,761	$(56,414)
(1)	Reclassified to “Net income from discontinued operations” in the Company’s consolidated statements of operations are $22,623 and $6,974 for the years ended December 31, 2021 and 2020, respectively. Reclassified to “Earnings (losses) from equity method investments” in the Company’s consolidated statements of operations are $7,737, $1,943 and $1,101, respectively, for the years ended December 31, 2022, 2021 and 2020.
(2)	For the years ended December 31, 2022, 2021 and 2020, includes $179.1 million, $16.3 million and $6.8 million, respectively, of comprehensive income attributable to noncontrolling interests was from discontinued operations.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	iStar Inc. Shareholders' Equity
					Accumulated
		Common	Additional	Retained	Other
	Preferred	Stock at	Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Stock	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of December 31, 2019	$12	$78	$3,284,877	$(2,205,838)	$(38,707)	$197,538	$1,237,960
Impact from adoption of new accounting standards (refer to Note 3)	—	—	—	(12,382)	—	—	(12,382)
Dividends declared—preferred	—	—	—	(23,496)	—	—	(23,496)
Dividends declared—common ($0.43 per share)	—	—	—	(32,815)	—	—	(32,815)
Issuance of stock/restricted stock unit amortization, net(1)	—	1	4,060	—	—	3,363	7,424
Net income (loss)	—	—	—	(42,441)	—	11,588	(30,853)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(13,973)	(4,404)	(18,377)
Repurchase of stock	—	(5)	(48,402)	—	—	—	(48,407)
Contributions from noncontrolling interests	—	—	—	—	—	496	496
Distributions to noncontrolling interests	—	—	—	—	—	(15,167)	(15,167)
Balance as of December 31, 2020	$12	$74	$3,240,535	$(2,316,972)	$(52,680)	$193,414	$1,064,383
Impact from adoption of new accounting standards (refer to Note 3)	—	—	(25,869)	15,850	—	—	(10,019)
Dividends declared—preferred	—	—	—	(23,496)	—	—	(23,496)
Dividends declared—common ($0.485 per share)	—	—	—	(35,076)	—	—	(35,076)
Issuance of stock/restricted stock unit amortization, net(1)	—	—	8,098	—	—	3,752	11,850
Net income	—	—	—	132,481	—	5,545	138,026
Change in accumulated other comprehensive income (loss)	—	—	—	—	31,093	10,670	41,763
Repurchase of stock	—	(5)	(122,414)	—	—	—	(122,419)
Contributions from noncontrolling interests	—	—	—	—	—	12,027	12,027
Distributions to noncontrolling interests	—	—	(335)	—	—	(13,424)	(13,759)
Change to noncontrolling interest	—	—	—	—	—	(74)	(74)
Balance as of December 31, 2021	$12	$69	$3,100,015	$(2,227,213)	$(21,587)	$211,910	$1,063,206
Dividends declared—preferred	—	—	—	(23,496)	—	—	(23,496)
Dividends declared—common ($0.375 per share)	—	—	—	(31,839)	—	—	(31,839)
Issuance of stock/restricted stock unit amortization, net(1)	—	1	11,646	—	—	4,581	16,228
Net income	—	—	—	421,288	—	179,126	600,414
Change in accumulated other comprehensive income (loss)	—	—	—	—	18,380	—	18,380
Paid-in-kind dividend to common shareholders ($2.19 per share)	—	—	—	(192,010)	5,437	—	(186,573)
Issuance of common stock in connection with 3.125% convertible notes(2)	—	17	347,798	—	—	—	347,815
Contributions from noncontrolling interests	—	—	—	—	—	7,893	7,893
Distributions to noncontrolling interests	—	—	—	—	—	(385,131)	(385,131)
Balance as of December 31, 2022	$12	$87	$3,459,459	$(2,053,270)	$2,230	$18,379	$1,426,897
(1)	Net of payments for withholding taxes upon vesting of stock-based compensation.
(2)	Refer to Note 10 for details on the Company’s 3.125% convertible notes.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$600,414	$138,026	$(30,853)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Recovery of) provision for loan losses	44,998	(9,235)	9,052
(Recovery of) provision for losses on net investment in leases	—	(10,872)	1,760
Impairment of assets	16,600	2,965	7,827
Depreciation and amortization	5,470	59,294	58,092
Non-cash interest income from sales-type leases	(1,748)	(25,054)	(24,969)
Stock-based compensation expense	(27,664)	69,261	39,354
Amortization of discounts/premiums and deferred financing costs on debt obligations, net	9,322	8,572	13,328
Amortization of discounts/premiums and deferred interest on loans, net	(6,859)	(14,481)	(30,738)
Deferred interest on loans received	8,725	27,526	20,661
Selling profit from sales-type leases	—	(25,034)	—
Earnings from equity method investments	(185,809)	(162,467)	(42,126)
Distributions from operations of other investments	158,427	51,588	24,826
Deferred operating lease income	(2,055)	(11,310)	(14,052)
Income from sales of real estate	(710,367)	(34,794)	(6,318)
Land development revenue in excess of cost of sales	1,688	(17,142)	13,025
Loss on early extinguishment of debt, net	172,608	—	12,038
Other operating activities, net	(13,043)	720	(19,496)
Changes in assets and liabilities:
Origination and fundings of loans receivable held for sale, net	—	(59,624)	—
Proceeds from sale of loans receivable held for sale	43,536	—	—
Changes in accrued interest and operating lease income receivable	2,252	5,493	(2,311)
Changes in deferred expenses and other assets, net	(17,562)	(11,995)	(5,351)
Changes in accounts payable, accrued expenses and other liabilities	(51,266)	(1,764)	(1,863)
Cash flows provided by (used in) operating activities	47,667	(20,327)	21,886
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(6,740)	(75,250)	(119,368)
Capital expenditures on real estate assets	(1,178)	(6,762)	(15,798)
Capital expenditures on land and development assets	(21,875)	(23,929)	(40,954)
Acquisitions of real estate, net investments in leases and land assets	(40,273)	(42,652)	—
Repayments of and principal collections on loans receivable and other lending investments, net	129,109	270,393	208,240
Net proceeds from sales of loans receivable	128,585	122,609	11,000
Net proceeds from sales of real estate	2,021,821	157,258	48,415
Net proceeds from sales of land and development assets	59,946	182,723	161,063
Net proceeds from sales of other investments	608,238	111,429	—
Distributions from other investments	175,398	35,036	39,871
Contributions to and acquisition of interest in other investments	(274,544)	(216,997)	(260,121)
Other investing activities, net	9,325	158	(1,169)
Cash flows provided by investing activities	2,787,812	514,016	31,179
Cash flows from financing activities:
Borrowings from debt obligations	50,000	25,000	802,913
Repayments and repurchases of debt obligations	(1,154,033)	(73,559)	(913,501)
Purchase of marketable securities in connection with the defeasance of mortgage notes payable	(252,571)	—	—
Preferred dividends paid	(23,496)	(23,496)	(23,496)
Common dividends paid	(30,224)	(34,783)	(32,664)
Repurchase of stock	—	(122,618)	(54,565)
Payments for deferred financing costs	(25)	(14,288)	(7,711)
Payments for withholding taxes upon vesting of stock-based compensation	(10,567)	(4,093)	(2,716)
Contributions from noncontrolling interests	7,893	11,127	496
Distributions to noncontrolling interests	(351,005)	(13,425)	(15,167)
Payments for debt prepayment or extinguishment costs	(16,676)	—	(8,567)
Cash flows used in financing activities	(1,780,704)	(250,135)	(254,978)
Effect of exchange rate changes on cash	(79)	(124)	273
Changes in cash, cash equivalents and restricted cash	1,054,696	243,430	(201,640)
Cash, cash equivalents and restricted cash at beginning of period	393,996	150,566	352,206
Cash, cash equivalents and restricted cash at end of period	$1,448,692	$393,996	$150,566
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$103,068	$143,451	$142,453

iStar Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$1,442,269	$339,601	$98,633
Restricted cash included in deferred expenses and other assets, net	6,423	54,395	51,933
Total cash and cash equivalents and restricted cash	$1,448,692	$393,996	$150,566
Supplemental disclosure of non-cash investing and financing activity:
Fundings and (repayments) of loan receivables and loan participations, net	$—	$(42,501)	$6,720
Accounts payable for capital expenditures on land and development and real estate assets	828	3,085	7,604
Contributions to other investments	—	1,000	—
Sales-type lease origination	—	41,000	—
Distributions to noncontrolling interests	34,467	—	—
Defeasance of mortgage notes payable	230,452	—	—
Marketable securities transferred in connection with the defeasance of mortgage notes payable	252,571	—	—
Settlement of senior unsecured notes (refer to Note 10)	218,945	—	—
Increase in net lease assets upon consolidation of equity method investment	—	45,313	—
Increase in debt obligations upon consolidation of equity method investment	—	44,672	—
Non-cash proceeds from sale of land and development asset	—	1,200	—
Financing provided on sales of real estate	—	8,000	—
Accrued finance costs	—	—	115
Accrued repurchase of stock	—	—	200
Transfer of loan receivable to loans receivable held for sale (refer to Note 7)	37,650	—	—
Payment of non-cash dividend (refer to Note 13)	192,010	—	—
Assumption of mortgage by third party	62,825	—	—

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

As discussed further below, shortly before the closing of the Merger, the Company intends to separate its remaining legacy non-ground lease assets and businesses into a separate public company (“Star Holdings”) by distributing to the Company’s stockholders, on a pro rata basis, the issued and outstanding equity interests of Star Holdings (the “Spin-Off”).

Conditions to the Merger

The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including: (i) the approval of the Company’s stockholders, (ii) the approval of SAFE’s stockholders, (iii) completion of the Spin-Off, (iv) the approval of the shares of STAR Common Stock to be issued in the Merger for listing on the NYSE, (v) the absence of any temporary restraining order, injunction or other order of any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the reverse stock split or the Merger, (vi) generation of certain cash proceeds, (vii) the receipt of certain tax opinions by the Company and SAFE that the Merger will qualify as a reorganization under the Internal Revenue Code and that the Company and SAFE each qualifies as a REIT for federal income tax purposes, (viii) the accuracy of certain representations and warranties of the Company and SAFE contained in the Merger Agreement and the compliance by the parties with the covenants contained in the Merger Agreement (subject to customary materiality qualifiers), and (ix) other conditions specified in the Merger Agreement.

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

Other Merger related transactions

The Company has entered into an agreement (the “MSD Stock Purchase Agreement”) with MSD Partners, L.P. (“MSD Partners”) and SAFE under which the Company has agreed to sell and MSD Partners has agreed to buy 5,405,406 shares of the SAFE’s common stock owned by the Company for $200.0 million (the “MSD Stock Purchase”) shortly before the closing of the Merger. If the Merger Agreement is terminated for any reason, the parties’ obligations to consummate the purchase and sale will also terminate. In addition to customary closing conditions, MSD Partners’ obligations to purchase SAFE’s common stock owned by the Company are subject to the condition that the closing of the MSD Caret Purchase (as defined below) will take place substantially concurrently with the closing of the MSD Stock

iStar Inc.

Notes to Consolidated Financial Statements

Purchase. Upon closing of the transaction, MSD Partners will have a right to designate an observer to the board of directors of New SAFE, a preemptive right on future equity issuances (subject to certain exceptions) and registration rights. MSD Partners will be subject to a customary standstill and certain restrictions on sales of its New SAFE Common Stock.

MSD Partners has also subscribed to purchase 100,000 Caret units from SAFE for an aggregate purchase price of $20.0 million (the “MSD Caret Purchase”), conditioned on the closing of the Spin-Off and the Merger. MSD Partners’ obligations to purchase the Caret units are also subject to the closing of the MSD Stock Purchase and the implementation by SAFE of certain changes to its Caret program.

Star Holdings will be capitalized in part with an 8.0%, four-year term loan from New SAFE having an initial principal amount of $100.0 million or such other amount as the parties may agree prior to the closing of the Merger, as well as up to $140.0 million of bank debt from Morgan Stanley Bank, N.A. which will be secured by $400.0 million in shares of SAFE common stock.

New SAFE will enter into a management agreement with Star Holdings, under which it will continue to operate and pursue the orderly monetization of Star Holding’s assets. Star Holdings will pay to New SAFE an annual management fee of $25.0 million in year one, $15.0 million in year two, $10.0 million in year three and $5.0 million in year four and 2.0% of the gross book value of Star Holding's assets, excluding shares of SAFE common stock, for each annual term thereafter. New SAFE and Star Holdings will also enter into a governance agreement that will place certain restrictions on the transfer and voting of the shares of New SAFE owned by Star Holdings, and a registration rights agreement under which New SAFE will agree to register such shares for resale in accordance with applicable securities laws.

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

iStar Inc.

Notes to Consolidated Financial Statements

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of December 31, 2022. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of December 31, 2022 and 2021 ($ in thousands):

	As of
	December 31, 2022	December 31, 2021
ASSETS
Real estate
Real estate, at cost	$94,159	$93,477
Less: accumulated depreciation	(18,033)	(14,987)
Real estate, net	76,126	78,490
Real estate and other assets available and held for sale and classified as discontinued operations	—	886,845
Land and development, net	128,717	176,833
Cash and cash equivalents	11,886	23,908
Deferred operating lease income receivable, net	6	3
Deferred expenses and other assets, net	6,921	5,001
Total assets	$223,656	$1,171,081
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$24,406	$24,744
Liabilities associated with real estate held for sale and classified as discontinued operations	146	493,739
Total liabilities	24,552	518,483

Unconsolidated VIEs—The Company has investments in VIEs where it is not the primary beneficiary, and accordingly, the VIEs have not been consolidated in the Company’s consolidated financial statements. As of December 31, 2022, the Company’s maximum exposure to loss from these investments does not exceed the sum of the $32.1 million carrying value of the investments, which are classified in "Other investments" on the Company’s consolidated balance sheets.

Note 3—Summary of Significant Accounting Policies

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

iStar Inc.

Notes to Consolidated Financial Statements

facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

Purchase price allocation—The Company’s acquisition of properties is generally accounted for as an acquisition of assets. For asset acquisitions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values and acquisition-related costs are capitalized and recorded in "Real estate, net" on the Company’s consolidated balance sheets.

The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases and in-place leases which are each recorded at their relative fair values and included in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values and included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term and the amortization expense is included in "Depreciation and amortization" in the Company’s consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company may also engage in sale/leaseback transactions and execute leases with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.

Impairments—The Company reviews real estate assets to be held for use and land and development assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use and land and development assets are impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets and land and development assets are recorded in "Impairment of assets" in the Company’s consolidated statements of operations.

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

iStar Inc.

Notes to Consolidated Financial Statements

Dispositions—Gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with Accounting Standards Codification ("ASC") 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company primarily uses specific identification and the relative sales value method to allocate costs. Gains on sales of real estate are included in "Income from sales of real estate" or “Net income from discontinued operations” in the Company’s consolidated statements of operations.

Net Investment in Leases—Net investment in leases are recognized when the Company’s leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Acquisition-related costs are capitalized and recorded in "Net Investment in Leases" on the Company’s consolidated balance sheets. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. If the sales-type lease does not qualify as a sale leaseback transaction, the lease is considered a financing receivable and is recognized in accordance with ASC 310 - Receivables (refer to Note 5) and recorded in "Loans receivable and other lending investments, net" on the Company’s consolidated balance sheets.

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

Loans receivable classified as held-for-investment and debt securities classified as held-to-maturity are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These loans and debt securities could also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected. Debt securities classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in "Accumulated other comprehensive income (loss)" on the Company’s consolidated balance sheets. Realized gains on the sale of available-for-sale securities are recorded in “Other income” in the Company’s consolidated statements of operations.

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

Variable interest entities—The Company evaluates its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision making powers, their impact on the VIE’s economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

Deferred expenses and other assets / Accounts payable, accrued expenses and other liabilities—Deferred expenses and other assets include right-of-use lease assets, prepaid expenses, certain non-tenant receivables, leasing costs, lease incentives and financing fees associated with revolving-debt arrangements. Financing fees associated with other debt obligations are recorded as a reduction of the carrying value of "Debt obligations, net" on the Company’s consolidated balance sheets. Lease incentives and leasing costs that include brokerage, legal and other costs are amortized over the life of the respective leases and presented as an operating activity in the Company’s consolidated statements of cash flows. External fees and costs incurred to obtain long-term debt financing have been deferred and are amortized over the term of the respective borrowing using the effective interest method. Amortization of leasing costs is included in "Depreciation and amortization" and amortization of deferred financing fees is included in "Interest expense" in the Company’s consolidated statements of operations.

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

Identified intangible assets and liabilities—Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their relative fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2022, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in "Deferred expenses and other assets, net" and intangible liabilities are included in "Accounts payable, accrued expenses and other liabilities" on the Company’s consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value.

iStar Inc.

Notes to Consolidated Financial Statements

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

Interest Income: Interest income on loans receivable and financing receivables is recognized on an accrual basis using the interest method.

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

iStar Inc.

Notes to Consolidated Financial Statements

Interest Income from Sales-Type Leases: Interest income from sales-type leases is recognized in "Interest income from sales-type leases" in the Company’s consolidated statements of operations under the effective interest method. The effective interest method produces a constant yield on the net investment in the lease over the term of the lease. Rent payments that are not fixed and determinable at lease inception, such as percentage rent and CPI adjustments, are not included in the effective interest method calculation and are recognized in the Company’s consolidated statements of operations in the period earned.

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

iStar Inc.

Notes to Consolidated Financial Statements

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

The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 7). As of December 31, 2022 and 2021, accrued interest was $0.1 million and $1.6 million, respectively, and is recorded in "Accrued interest and operating lease income receivable, net" on the Company’s consolidated balance sheets. The Company places loans on non-accrual status once interest on the loan becomes 90 days delinquent and reverses any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the years ended December 31, 2022, 2021 and 2020, the Company did not reverse any accrued interest on its loan portfolio.

The Company’s two impaired loans are collateral dependent and impairment is measured using the estimated fair value of the collateral, less costs to sell. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired or designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

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

iStar Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2021, the Company had $614.6 million of REIT net operating loss ("NOL") carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. For the year ended December 31, 2022, the Company expects to report REIT taxable income before the deduction for dividends paid and the NOL deduction. The Company will fully utilize its NOL carryforward in its year ended December 31, 2022. The Company’s tax years from 2018 through 2021 remain subject to examination by major tax jurisdictions. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" in the Company’s consolidated statements of operations.

The Company may participate in certain activities from which it would be otherwise precluded and maintain its qualification as a REIT. These activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRS"), is engaged in various real estate related opportunities, primarily related to managing activities related to certain foreclosed assets, as well as managing various investments in equity affiliates. As of December 31, 2022, $430.1 million of the Company’s assets were owned by TRS entities. The Company’s TRS entities are not consolidated with the REIT for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities.

iStar Inc.

Notes to Consolidated Financial Statements

The following represents the Company’s TRS income tax benefit (expense) ($ in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current tax benefit (expense)(1)(2)	$—	$82	$(106)
Total income tax (expense) benefit	$—	$82	$(106)
(1)	For the years ended December 31, 2022, 2021 and 2020, excludes a REIT tax expense of $13.5 million, $0.1 million, $0.1 million, respectively.
(2)	Under the Tax Cuts and Jobs Act, the alternative minimum tax credit carryforward is a refundable tax credit over a four year period beginning in 2018 and ending in 2021 upon which the full amount of the credit will be allowed. The CARES Act enacted on March 27, 2020 permits corporate taxpayers to accelerate the full amount of its alternative minimum tax credits. The Company filed a claim for refund and received a $3.0 million refund in 2020 for which the benefit had been recognized in 2017. An additional refund of alternative minimum taxes in the amount of $0.7 million was received during the year ended December 31, 2021 for which a tax benefit was recorded.

During the year ended December 31, 2022, the Company’s TRS entities generated a taxable loss of $7.1 million for which the Company did not recognize a net current tax benefit or expense. As of December 31, 2021, the Company’s TRS entities had $165.4 million of NOL carryforwards that can generally be used to offset both ordinary taxable income and capital gain net income in future years. The NOL carryforwards will begin to expire in 2036, of which $73.6 million will fully expire in 2037, if unused. NOL carryforwards generated in 2018 and thereafter do not expire and are limited to 80% of taxable income when utilized. The amount of NOL carryforwards as of December 31, 2022 will be determined upon finalization of the Company’s 2022 tax return.

Total cash paid for taxes for the years ended December 31, 2022, 2021 and 2020 was $14.6 million, $0.3 million and $0.8 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company applied the corporate tax rate enacted December 22, 2017 under the Tax Cuts and Jobs Act effective for years beginning after 2017 to value its deferred tax assets and liabilities. The Company evaluates whether its deferred tax assets are realizable and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating whether its deferred tax assets are realizable, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2022 and 2021, respectively. Changes in estimates of our valuation allowance, if any, are included in “Income tax (expense) benefit” in the consolidated statements of operations. The valuation allowance was reduced to reflect the change in value of our net deferred tax assets that reflects a reduced rate of tax under the Tax Cuts and Jobs Act.

Deferred tax assets and liabilities of the Company’s TRS entities were as follows ($ in thousands):

	As of December 31,
	2022	2021
Deferred tax assets(1)	$64,900	$69,360
Valuation allowance	(64,900)	(69,360)
Net deferred tax assets (liabilities)	$—	$—
(1)	Deferred tax assets as of December 31, 2022 include temporary differences related primarily to asset basis of $16.1 million, deferred expenses and other items of $5.7 million, NOL carryforwards of $40.8 million and other credits of $2.3 million. Deferred tax assets as of December 31, 2021 include temporary differences related primarily to asset basis of $18.7 million, deferred expenses and other items of $8.0 million, NOL carryforwards of $40.3 million and other credits of $2.4 million. The Company has determined that the change in tax law associated with the Tax Cuts and Jobs Act will not have a material effect on whether its deferred tax assets are realizable.

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

In March 2022, the Company, through certain subsidiaries of and entities managed by the Company, closed on a definitive purchase and sale agreement to sell a portfolio of net lease properties owned and managed by such subsidiaries and entities to a third party for an aggregate gross sales price of approximately $3.07 billion and recognized a gain of $663.7 million in “Net income from discontinued operations” in the Company’s consolidated statements of operations. The Company refers to this transaction as the "Net Lease Sale." The Net Lease Sale is consistent with the Company’s stated corporate strategy which is to grow its Ground Lease and Ground Lease adjacent businesses (refer to Note 8) and simplify its portfolio through sales of other assets.

The portfolio sold consisted of office, entertainment and industrial properties located in the United States comprising approximately 18.3 million square feet. It included assets wholly-owned by the Company and assets owned by two joint ventures (see Net Lease Venture and Net Lease Venture II below) managed by the Company and in which it owned 51.9% interests. At the time of closing, the portfolio was encumbered by an aggregate of $702.0 million of mortgage indebtedness, including indebtedness from equity method investments, which was repaid with proceeds from the sale. After repayment of the mortgage indebtedness and prepayment penalties, a senior term loan secured by certain of the assets (refer to Note 10), payments to terminate derivative contracts, payments to joint venture partners, and payments of promotes, transaction expenses and amounts due under employee incentive plans, the Company retained net cash proceeds of $1.2 billion from the transaction. In addition, as part of the transaction, the buyer sold three of the properties to SAFE for $122.0 million and entered into three Ground Leases with SAFE. Two net lease properties were sold to different third parties in the first quarter of 2022 and the Company’s net lease assets associated with its Ground Lease businesses were not included in the sale. After the assumption of debt by the buyer, the Company received net cash proceeds of $33.9 million from the sale of the two net lease properties and recognized a gain of $23.9 million in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

Net Lease Venture—In February 2014, the Company partnered with a sovereign wealth fund to form a venture to acquire and develop net lease assets (the “Net Lease Venture”) and gave a right of first offer to the venture on all new net lease investments. The Company was responsible for sourcing new opportunities and managing the venture and its assets in exchange for a management fee and incentive fee. Several of the Company’s senior executives whose time was substantially devoted to the Net Lease Venture owned a total of 0.6% equity ownership in the venture via co-investment. These senior executives were also entitled to an amount equal to 50% of any incentive fee received based on the 47.5% external partner’s interest. Net Lease Venture was part of the Net Lease Sale. As of December 31, 2022, $3.1 million of “Noncontrolling interests” was attributable to the Net Lease Venture and represented proceeds from the Net Lease Sale that were not yet distributed to the Company’s partners in the venture as of December 31, 2022.

Net Lease Venture II—In July 2018, the Company entered into a new venture (the “Net Lease Venture II”) with an investment strategy similar to the Net Lease Venture. The Company was responsible for managing the venture in exchange for a management fee and incentive fee. During the year ended December 31, 2022, the Company recorded $0.4 million of management fees from Net Lease Venture II in “Net income from discontinued operations” in the Company’s consolidated statements of operations. During the year ended December 31, 2021 and 2020, the Company recorded $1.7 million and $1.5 million, respectively, of management fees from Net Lease Venture II in “Net income from discontinued operations” in the Company’s consolidated statements of operations. Net Lease Venture II was part of the Net Lease Sale. As of December 31, 2022, $2.0 million of “Real estate and other assets available and held for sale and

iStar Inc.

Notes to Consolidated Financial Statements

classified as discontinued operations” was attributable to the Net Lease Venture II and represented proceeds from the Net Lease Sale that were not yet distributed to the Company as of December 31, 2022.

The Company’s net lease assets and liabilities associated with the Net Lease Sale and the Company’s other two net lease assets are classified as “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of December 31, 2021. There are also some residual assets and liabilities from the Net Lease Sale  that are classified as “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, the operations of such assets are classified in “Net income from discontinued operations” in the Company’s consolidated statements of operations.

The following table presents the Company’s consolidated assets and liabilities recorded in “Real estate and other assets available and held for sale and classified as discontinued operations” and “Liabilities associated with real estate held for sale and classified as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of December 31, 2022 and 2021 ($ in thousands).

	As of
	December 31,
	2022	2021
ASSETS
Real estate
Real estate, at cost	$—	$1,537,655
Less: accumulated depreciation	—	(271,183)
Total real estate, net	—	1,266,472
Net investment in leases	—	486,389
Loans receivable held for sale	—	48,675
Other investments	1,963	103,229
Finance lease right of use assets	—	150,099
Accrued interest and operating lease income receivable, net	492	2,997
Deferred operating lease income receivable, net	—	63,156
Deferred expenses and other assets, net	484	178,694
Total real estate and other assets available and held for sale and classified as discontinued operations	$2,939	$2,299,711

LIABILITIES
Accounts payable, accrued expenses and other liabilities	$333	$92,865
Finance lease liabilities	—	161,258
Debt obligations, net	—	714,296
Total liabilities associated with real estate held for sale and classified as discontinued operations	$333	$968,419

iStar Inc.

Notes to Consolidated Financial Statements

The transaction described above involving the Company's net lease business qualified for discontinued operations and the following table summarizes net income from discontinued operations for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Operating lease income	$35,596	$164,811	$164,446
Interest income	885	3,717	3,440
Interest income from sales-type leases	8,803	35,826	33,552
Other income	4,292	5,178	5,412
Total revenues	49,576	209,532	206,850
Costs and expenses:
Interest expense(1)	7,484	43,232	42,746
Real estate expense	5,072	27,366	26,410
Depreciation and amortization(1)	—	52,221	50,765
(Recovery of) provision for loan losses	—	(1,150)	186
(Recovery of) provision for losses on net investment in leases	—	(10,871)	1,760
Impairment of assets	1,492	2,286	2,036
Other expense(2)	(5,669)	16,476	—
Total costs and expenses	8,379	129,560	123,903
Income from sales of real estate	683,738	8,476	—
Income from discontinued operations before earnings from equity method investments and other items	724,935	88,448	82,947
Loss on early extinguishment of debt, net	(41,408)	—	—
Earnings from equity method investments	127,129	8,123	2,654
Selling profit from sales-type leases	—	25,034	—
Net income from discontinued operations before income taxes	810,656	121,605	85,601
Income tax expense	(12,968)	(153)	(146)
Net income from discontinued operations	797,688	121,452	85,455
Net (income) from discontinued operations attributable to noncontrolling interests	(179,089)	(5,620)	(11,251)
Net income from discontinued operations attributable to iStar Inc.	$618,599	$115,832	$74,204
(1)	For the years ended December 31, 2022, 2021 and 2020, the Company recorded $1.3 million, $8.4 million and $8.2 million, respectively, of “Interest expense” in its consolidated statements of operations from its Ground Leases with SAFE. During the years ended December 31, 2021 and 2020, the Company recognized $1.5 million and $1.5 million, respectively, of “Depreciation and amortization” in its consolidated statements of operations from its Ground Leases with SAFE.

iStar Inc.

Notes to Consolidated Financial Statements

Represents the reversal of other expenses recognized in connection with the settlement of interest rate hedges during the year ended December 31, 2022.

iStar Inc.

Notes to Consolidated Financial Statements

(2)	The following table presents cash flows provided by operating activities and cash flows used in investing activities from discontinued operations for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Cash flows provided by operating activities	$115,140	$85,249	$112,783
Cash flows provided by (used in) investing activities	2,668,531	2,030	(51,998)

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

In March 2022, the Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 was issued to eliminate troubled debt restructuring recognition and measurement guidance and required disclosure of gross write-offs by vintage for public business entities. ASU 2022-02 is effective for annual reporting periods beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of ASU 2022-02 and does not expect ASU 2022-02 to have a material impact on the Company’s consolidated financial statements.

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	December 31,	December 31,
	2022	2021
Land, at cost	$5,570	$6,831
Buildings and improvements, at cost	89,023	106,679
Less: accumulated depreciation	(18,096)	(21,360)
Real estate, net	76,497	92,150
Real estate available and held for sale(1)	3,977	301
Total real estate	$80,474	$92,451
(1)	As of December 31, 2022 and 2021, the Company had $4.0 million and $0.3 million, respectively, of residential homes/condominiums available for sale in its operating properties portfolio.

Dispositions—Refer to Note 3 - Net Lease Sale and Discontinued Operations.

During the year ended December 31, 2022, the Company sold an operating property with a carrying value of $14.4 million and recognized gains of $25.2 million in “Income from sales of real estate” in the Company’s consolidated statements of operations. During the year ended December 31, 2021, the Company sold a commercial operating property with a carrying value of $96.8 million and recognized gains of $25.6 million and sold residential operating properties and recognized gains of $0.7 million in “Income from sales of real estate” in the Company’s consolidated statements of operations.

Real Estate Available and Held for Sale—During the year ended December 31, 2021, the Company transferred an operating property with a carrying value of $96.8 million to held for sale prior to its disposition in 2021.

Impairments—During the years ended December 31, 2022, 2021 and 2020, the Company recorded aggregate impairments on real estate assets totaling $2.4 million, $0.6 million and $3.1 million, respectively. During the year ended

iStar Inc.

Notes to Consolidated Financial Statements

December 31, 2022, the Company recognized an aggregate impairment of $2.4 million on residential homes held for sale and on an operating property based on the expected cash flows to be received. During the year ended December 31, 2021, the Company recorded an impairment of $0.6 million on an operating property. During the year ended December 31, 2020, the Company recorded an impairment of $3.1 million on a real estate asset held for sale.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes and are included in “Operating lease income” in the Company’s consolidated statements of operations. Tenant expense reimbursements were $3.1 million, $2.9 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Allowance for Doubtful Accounts—As of both December 31, 2022 and 2021, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding lease payments for assets that are classified as discontinued operations and customer reimbursements of expenses, in effect as of December 31, 2022, are as follows by year ($ in thousands): (1)

Operating
Year	Properties
2023	$4,183
2024	4,129
2025	4,145
2026	4,203
2027	1,570
Thereafter	1,117
Total	$19,347
(1)	Refer to Note 3 - Net Lease Sale and Discontinued Operations. .

Note 5—Net Investment in Leases

In June 2021, the Company acquired two parcels of land for $42.0 million each and simultaneously entered into two Ground Leases with the respective tenants. Each Ground Lease also provides for a leasehold improvement allowance up to a maximum of $83.0 million. The Company also concurrently entered into an agreement pursuant to which SAFE would acquire the Ground Leases from the Company. If certain construction conditions are not met within a specified time period, SAFE will have no obligation to acquire the Ground Leases or fund the leasehold improvement allowances. The Company classified one of the Ground Leases as a sales-type lease and it was recorded in “Net investment in leases” on the Company’s consolidated balance sheet at the time of acquisition. One Ground Lease was entered into with the seller of the land and did not qualify for sale leaseback accounting, and as such, was accounted for as a financing transaction and $42.0 million was recorded in “Loans receivable held for sale” on the Company’s consolidated balance sheet at the time of acquisition. In January 2022, the Company sold the Ground Leases to an investment fund in which the Company owns a 53% noncontrolling interest (refer to Note 8 – Ground Lease Plus Fund). There can be no assurance that the conditions to closing will be satisfied and that SAFE will acquire the properties and Ground Leases from the Ground Lease Plus Fund.

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

iStar Inc.

Notes to Consolidated Financial Statements

The Company’s net investment in leases were comprised of the following as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Total undiscounted cash flows	$—	$524,712
Unguaranteed estimated residual value	—	42,000
Present value discount	—	(523,497)
Net investment in leases(1)	$—	$43,215
(1)	As of December 31, 2021, the Company’s net investment in lease was current in its payment status and performing in accordance with the terms of the lease. As of December 31, 2021, the risk rating on the Company’s net investment in leases was 1.0.

Allowance for Losses on Net Investment in Leases—Changes in the Company’s allowance for losses on net investment in leases for the years ended December 31, 2022 and 2021 were as follows ($ in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Allowance for losses on net investment in leases at beginning of period(1)	$—	$10,871
Provision for (recovery of) losses on net investment in leases included in discontinued operations(1)	—	(10,871)
Allowance for losses on net investment in leases at end of period(1)	$—	$—
(1)	Refer to Note 3 - Net Lease Sale and Discontinued Operations. During the year ended December 31, 2021, the Company recorded a recovery of losses on net investment in leases of $10.9 million. The recovery of losses on net investment in leases for the year ended December 31, 2021 resulted primarily from the cash flows the Company received upon disposition of the Company’s net investment in leases included in “Real estate and other assets available and held for sale and classified as discontinued operations” and “Net investment in leases” on the Company’s consolidated balance sheets.

Note 6—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	December 31,	December 31,
	2022	2021
Land and land development, at cost	$243,727	$297,621
Less: accumulated depreciation	(11,713)	(10,811)
Total land and development, net	$232,014	$286,810

Dispositions—During the years ended December 31, 2022, 2021 and 2020, the Company sold land parcels and residential lots and units and recognized land development revenue of $61.8 million, $189.1 million and $164.7 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recognized land development cost of sales of $63.4 million, $172.0 million and $177.7 million, respectively, from its land and development portfolio.

Impairments— During the year ended December 31, 2022, the Company recorded an impairment of $12.7 million on a land and development asset due to a change in business strategy. During the year ended December 31, 2020, the Company recorded an aggregate impairment of $2.7 million on two land and development assets.

iStar Inc.

Notes to Consolidated Financial Statements

.Note 7—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	December 31, 2022	December 31, 2021
Construction loans
Senior mortgages	$36,249	$184,643
Corporate/Partnership loans	—	618
Subtotal - gross carrying value of construction loans(1)	36,249	185,261
Loans
Senior mortgages	—	14,965
Subordinate mortgages	13,331	12,457
Subtotal - gross carrying value of loans	13,331	27,422
Other lending investments
Held-to-maturity debt securities	—	96,838
Available-for-sale debt securities	—	28,092
Subtotal - other lending investments	—	124,930
Total gross carrying value of loans receivable and other lending investments	49,580	337,613
Allowance for loan losses	(925)	(4,769)
Total loans receivable and other lending investments, net	$48,655	$332,844
(1)	As of December 31, 2022, 100% of gross carrying value of construction loans had completed construction.

iStar Inc.

Notes to Consolidated Financial Statements

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Year Ended December 31, 2022	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$1,213	$676	$2,304	$576	$4,769
Provision for (recovery of) loan losses(1)	(725)	(239)	—	46,034	45,070
Transfers	(396)	—	(2,304)	2,700	—
Charge-offs(1)	—	—	—	(48,914)	(48,914)
Allowance for loan losses at end of period	$92	$437	$—	$396	$925

Year Ended December 31, 2021
Allowance for loan losses at beginning of period	$6,541	$1,643	$3,093	$743	$12,020
Recovery of loan losses(1)	(5,328)	(967)	(789)	(167)	(7,251)
Allowance for loan losses at end of period	$1,213	$676	$2,304	$576	$4,769

Year Ended December 31, 2020
Allowance for loan losses at beginning of period	$6,668	$265	$—	$21,701	$28,634
Adoption of new accounting standard(2)	(353)	98	20	—	(235)
Provision for loan losses(1)	226	1,280	3,073	4,931	9,510
Charge-offs(3)	—	—	—	(25,889)	(25,889)
Allowance for loan losses at end of period	$6,541	$1,643	$3,093	$743	$12,020
(1)	During the year ended December 31, 2022, the Company recorded a provision for (recovery of) loan losses of $45.0 million in its consolidated statements of operations. The provision in 2022 was due primarily to a $22.2 million specific provision on the Company’s held-to-maturity debt security, which was recorded at its repayment proceeds and a provision of $23.8 million on one loan prior to it being transferred to held for sale. During the year ended December 31, 2021, the Company recorded a recovery of loan losses of $8.1 million in its consolidated statement of operations resulting from the repayment of loans during the period and an improving macroeconomic impact of the COVID-19 pandemic on commercial real estate markets, of which $1.0 million related to a provision for credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities". During the year ended December 31, 2020, the Company recorded a provision for loan losses of $8.9 million in its consolidated statement of operations resulting from the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets, of which $1.5 million related to a recovery of credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities" and $0.9 million related to a provision on a non-performing loan that was recorded as a reduction to "Accrued interest and operating lease income receivable, net."
(2)	On January 1, 2020, the Company recorded an increase to its allowance for loan losses of $2.3 million upon the adoption of ASU 2016-13, of which $2.5 million related to expected credit losses for unfunded loan commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."
(3)	During the year ended December 31, 2020, the Company charged-off $25.9 million from the specific allowance due to the sale of a non-performing loan.

iStar Inc.

Notes to Consolidated Financial Statements

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows ($ in thousands):

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment(1)	Impairment	Total
As of December 31, 2022
Construction loans(2)	$29,493	$6,756	$36,249
Loans(2)	—	13,331	13,331
Less: Allowance for loan losses	(396)	(529)	(925)
Total	$29,097	$19,558	$48,655
As of December 31, 2021
Construction loans(2)	$59,640	$125,621	$185,261
Loans(2)	—	27,422	27,422
Held-to-maturity debt securities	—	96,838	96,838
Available-for-sale debt securities(3)	—	28,092	28,092
Less: Allowance for loan losses	(576)	(4,193)	(4,769)
Total	$59,064	$273,780	$332,844
(1)	The carrying value of these loans includes amortized fees of $0.1 million and $0.8 million as of December 31, 2022 and 2021, respectively. The Company’s loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.
(2)	The carrying value of these loans includes an unamortized net discount of $0.2 million as of December 31, 2021.
(3)	Available-for-sale debt securities were evaluated for impairment under ASC 326-30 – Financial Instruments-Credit Losses.

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

Notes to Consolidated Financial Statements

The Company’s amortized cost basis in performing senior mortgages, corporate/partnership loans and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, was as follows as of December 31, 2022 ($ in thousands):

Year of Origination
	2022	2021	2020	2019	2018	Prior to 2018	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	6,756	—	6,756
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$—	$—	$—	$—	$6,756	$—	$6,756
Corporate/partnership loans
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$—	$—
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	13,331	13,331
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$13,331	$13,331
Total	$—	$—	$—	$—	$6,756	$13,331	$20,087
(1)	As of December 31, 2022, excludes $29.5 million for one loan on non-accrual status.

iStar Inc.

Notes to Consolidated Financial Statements

The Company’s amortized cost basis in performing senior mortgages, corporate/partnership loans and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, was as follows as of December 31, 2021 ($ in thousands):

	Year of Origination
	2021	2020	2019	2018	2017	Prior to 2017	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	11,909	—	—	11,909
2.5	—	—	—	52,161	—	—	52,161
3.0	—	—	—	58,522	—	3,056	61,578
3.5	—	—	—	14,320	—	—	14,320
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$—	$—	$—	$136,912	$—	$3,056	$139,968
Corporate/partnership loans
Risk rating
1.0	$—	$—	$—	$618	$—	$—	$618
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$618	$—	$—	$618
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	12,457	12,457
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$12,457	$12,457
Total	$—	$—	$—	$137,530	$—	$15,513	$153,043
(1)	As of December 31, 2021, excludes $59.6 million for one loan on non-accrual status.

iStar Inc.

Notes to Consolidated Financial Statements

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of December 31, 2022
Senior mortgages	$6,756	$29,493	$—	29,493	$36,249
Subordinate mortgages	13,331	—	—	—	13,331
Total	$20,087	$29,493	$—	$29,493	$49,580
As of December 31, 2021
Senior mortgages(1)	$139,968	$—	$59,640	59,640	$199,608
Corporate/Partnership loans	618	—	—	—	618
Subordinate mortgages	12,457	—	—	—	12,457
Total	$153,043	$—	$59,640	$59,640	$212,683
(1)	Loan past due was transferred to held for sale as of December 31, 2022.

Impaired Loans—In the fourth quarter 2022, the Company classified a loan with a carrying value of $29.1 million as non-performing upon maturity default.

In the fourth quarter 2020, the Company sold a non-performing loan with a carrying value of $15.2 million and received proceeds of $11.0 million. In addition, the Company recorded a $4.2 million loan loss provision and simultaneously charged-off of the remaining unpaid balance.

The Company’s impaired loans, presented by class, were as follows ($ in thousands):

	As of December 31, 2022			As of December 31, 2021
		Unpaid			Unpaid
	Amortized	Principal	Related	Amortized	Principal	Related
	Cost	Balance	Allowance	Cost	Balance	Allowance
With an allowance recorded:
Senior mortgages(1)	$29,493	$29,358	$(396)	$59,640	$58,888	$(576)
Total	$29,493	$29,358	$(396)	$59,640	$58,888	$(576)
(1)	The Company has one non-accrual loan as of December 31, 2022 and 2021 that is considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the years ended December 31, 2022, 2021 and 2020.

The Company’s average recorded investment in impaired loans and interest income recognized, presented by class, was as follows ($ in thousands):

	Years Ended December 31,
	2022		2021		2020
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Senior mortgages	$45,032	$—	$57,853	$—	$50,205	$2,145
Total	$45,032	$—	$57,853	$—	$50,205	$2,145

Loans receivable held for sale—In December 2022, the Company began marketing a non-performing loan for sale and classified the loan in “Loans receivable held for sale” on the Company’s consolidated balance sheet. Prior to its transfer to loans receivable held for sale, the Company recorded a provision for loan losses of $23.8 million on the loan based on the Company’s intent to sell the loan based on a bid received from a third-party. The loan is recorded on the Company’s consolidated balance sheet at the estimated sales price of $37.7 million.

iStar Inc.

Notes to Consolidated Financial Statements

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

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain	Fair Value	Value
As of December 31, 2021
Available-for-Sale Securities(1)
Municipal debt securities	$23,855	$23,855	$4,237	$28,092	$28,092
Held-to-Maturity Securities(2)
Debt securities	100,000	96,838	—	96,838	96,838
Total	$123,855	$120,693	$4,237	$124,930	$124,930
(1)	During the year ended December 31, 2022, the Company sold its available-for-sale securities and recognized a gain of $2.9 million, which is recorded in “Other income” in the Company’s consolidated statements of operations.
(2)	During the year ended December 31, 2022, the Company received $75.0 million of repayments and recorded a $22.2 million provision in ‘Provision for (recovery of) loan losses” in its consolidated statements of operations on its debt security.

iStar Inc.

Notes to Consolidated Financial Statements

Note 8—Other Investments

The Company’s other investments and its proportionate share of earnings (losses) from equity method investments were as follows ($ in thousands):

	Carrying Value		Equity in Earnings (Losses)
	As of December 31,		For the Years Ended December 31,
	2022	2021	2022	2021	2020
Real estate equity investments
Safehold Inc. ("SAFE")(1)	$1,237,086	$1,168,532	$38,885	$108,393	$53,476
Ground Lease Plus Fund	65,791	17,630	2,807	6	—
Other real estate equity investments(2)	32,405	44,349	19,625	36,600	(12,929)
Subtotal	1,335,282	1,230,511	61,317	144,999	40,547
Other strategic investments(3)	25,400	66,770	(2,637)	9,345	(1,075)
Total	$1,360,682	$1,297,281	$58,680	$154,344	$39,472
(1)	As of December 31, 2022, the Company owned 33.9 million shares of SAFE common stock which, based on the closing price of $28.62 on December 31, 2022, had a market value of $1.0 billion. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. For the years ended December 31, 2022, 2021 and 2020, equity in earnings includes $0.9 million, $60.7 million and $14.4 million, respectively, of dilution gains resulting from SAFE equity offerings. During the year ended December 31, 2022, the Company distributed shares of SAFE common stock to its shareholders in the form of a dividend and realized a loss of $49.3 million on the distribution in equity in earnings from equity method investments.
(2)	During the year ended December 31, 2022, one of the Company’s real estate equity investments closed on the sale of a multifamily property. The Company received a distribution of $15.9 million from the sale and recognized a gain of $11.5 million in “Earnings from equity method investments” in the Company’s consolidated statements of operations.
(3)	During the years ended December 31, 2021 and 2020, the Company identified observable price changes in an equity security held by the Company as evidenced by orderly private issuances of similar securities by the same issuer. In accordance with ASC 321, the Company remeasured its equity investment at fair value and recognized aggregate mark-to-market gains during the years ended December 31, 2021 and 2020 of $18.9 million and $23.9 million, respectively, in “Other income” in the Company’s consolidated statements of operations. The Company’s equity security was redeemed at its carrying value in the fourth quarter of 2021.

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

During the year ended December 31, 2022, the Company purchased 0.2 million shares of SAFE's common stock for $10.5 million, for an average cost of $66.83 per share, in open market purchases made in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. In March 2022, the Company acquired 3,240,000 shares of SAFE’s common stock in a private placement for $191.2 million. In December 2022, the Company paid a non-cash dividend of approximately 6.63 million shares of SAFE common stock to its shareholders.

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

In September 2021, the Company acquired 657,894 shares of SAFE’s common stock in a private placement for $50.0 million. In November 2020, the Company acquired 1.1 million shares of SAFE’s common stock in a private placement for $65.0 million. In March 2020, the Company acquired 1.7 million shares of SAFE’s common stock in a private placement for $80.0 million. As of December 31, 2022, the Company owned approximately 54.3% of SAFE’s common stock outstanding.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded $20.3 million, $14.9 million and $12.7 million, respectively, of management fees pursuant to its management agreement with SAFE.

The Company is also entitled to receive certain expense reimbursements, including for the allocable costs of its personnel that perform certain legal, accounting, due diligence tasks and other services that third-party professionals or outside consultants otherwise would perform. Historically, pursuant to the Company’s option under the management agreement, the Company has elected to not seek reimbursement for certain expenses. This historical election is not a waiver of reimbursement for similar expenses in future periods and the Company has started to elect to seek, and may further seek in the future, reimbursement of such additional expenses that it has not previously sought, including, without limitation, rent, overhead and certain personnel costs. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $12.5 million, $7.5 million and $5.0 million, respectively, of expense reimbursements pursuant to its management agreement with SAFE.

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

iStar Inc.

Notes to Consolidated Financial Statements

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

In December 2021, the Company’s partner in a venture recapitalized an existing multifamily property, which included a Ground Lease provided by SAFE. As part of the recapitalization, the Company’s partner acquired its 50% equity interest in the entity and the mezzanine loan held by the Company was repaid in full. During the years ended December 31, 2021 and 2020, the Company recorded $2.3 million and $2.4 million respectively, of interest income on the mezzanine loan.

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

Other real estate equity investments—As of December 31, 2022, the Company’s other real estate equity investments include equity interests of 95% in real estate ventures comprised of investments of $32.4 million in three operating properties. As of December 31, 2021, the Company’s other real estate equity investments included $43.3 million in operating properties and $1.1 million in land assets.

iStar Inc.

Notes to Consolidated Financial Statements

In August 2018, the Company provided a mezzanine loan with a principal balance of $33.0 million to an unconsolidated entity in which the Company owns a 50% equity interest. In December 2021, the Company’s partner in the venture recapitalized the existing multifamily property, which included a Ground Lease provided by SAFE. As part of the recapitalization, the Company’s partner acquired its 50% equity interest in the entity and the mezzanine loan was repaid in full. During the years ended December 31, 2021 and 2020, the Company recorded $2.3 million, $2.4 million, respectively, of interest income on the mezzanine loan.

Other strategic investments—As of December 31, 2022 and 2021, the Company also had investments in real estate related funds and other strategic investments in real estate entities.

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

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company’s equity method investments ($ in thousands):

	As of December 31,			For the Years Ended December 31,
	2022	2021		2022	2021	2020
Balance Sheets			Income Statements
Total assets	$6,124,451	$6,107,890	Revenues	$640,429	$889,131	$129,789
Total liabilities	3,754,720	3,019,208	Expenses	(237,671)	(254,001)	(188,605)
Noncontrolling interests	23,587	3,024	Net income (loss) attributable to parent entities	393,492	634,896	(59,010)
Total equity attributable to parent entities	2,346,143	3,085,657

During the years ended December 31, 2022, 2021 and 2020, SAFE represented a significant subsidiary of the Company. For detailed financial information regarding SAFE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol "SAFE" and are incorporated herein by reference.

iStar Inc.

Notes to Consolidated Financial Statements

Note 9—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):(1)

	As of
	December 31, 2022	December 31, 2021
Intangible assets, net(2)	$319	$1,209
Restricted cash	6,423	54,395
Operating lease right-of-use assets(3)	16,110	20,437
Other assets(4)	19,009	16,040
Other receivables	2,845	5,054
Leasing costs, net(5)	129	818
Corporate furniture, fixtures and equipment, net(6)	1,441	1,852
Deferred financing fees, net	—	629
Deferred expenses and other assets, net	$46,276	$100,434
(1)	Certain items have been reclassified to “Real estate and other assets available and held for sale and classified as discontinued operations” (refer to Note 3).
(2)	Intangible assets, net includes above market and in-place lease assets and lease incentives related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.1 million and $10.2 million as of December 31, 2022 and 2021, respectively. The amortization of above market leases and lease incentive assets decreased operating lease income in the Company’s consolidated statements of operations by $0.1 million, $0.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $0.1 million, $1.0 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in “Depreciation and amortization” in the Company’s consolidated statements of operations. As of December 31, 2022, the weighted average remaining amortization period for the Company’s intangible assets was approximately 5.8 years.
(3)	Right-of-use lease assets relate primarily to the Company’s leases of office space and certain other leases. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental secured borrowing rate for similar collateral. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “General and administrative” and “Real estate expense” in the Company’s consolidated statements of operations. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $4.8 million, $4.9 million and $4.7 million, respectively, in “General and administrative” and $0.7 million, $0.6 million and $0.6 million, respectively, in “Real estate expense” in its consolidated statements of operations relating to operating leases.
(4)	Other assets primarily includes prepaid expenses, deposits for certain real estate assets and management fees and expense reimbursements due from SAFE (refer to Note 8).
(5)	Accumulated amortization of leasing costs was $0.1 million and $1.1 million as of December 31, 2022 and 2021, respectively.
(6)	Accumulated depreciation on corporate furniture, fixtures and equipment was $12.3 million and $14.8 million as of December 31, 2022 and 2021, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):(1)

	As of
	December 31, 2022	December 31, 2021
Other liabilities(2)	$29,375	30,362
Accrued expenses	70,445	151,810
Operating lease liabilities (see table above)	17,645	23,267
Accrued interest payable	26,012	31,293
Accounts payable, accrued expenses and other liabilities	$143,477	$236,732
(1)	Certain items have been reclassified to “Liabilities associated with real estate held for sale and classified as discontinued operations” (refer to Note 3).
(2)	As of December 31, 2022 and 2021, "Other liabilities" includes $21.2 million and $20.1 million, respectively, of deferred income. As of December 31, 2021, other liabilities includes $0.1 million of expected credit losses for unfunded loan commitments.

iStar Inc.

Notes to Consolidated Financial Statements

Note 10—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated		Scheduled
	December 31, 2022	December 31, 2021	Interest Rates		Maturity Date
Secured credit facilities:
Revolving Credit Facility	$—	$—	LIBOR + 2.00	% (1)	—
Senior Term Loan	—	491,875	LIBOR + 2.75	% (2)	—
Total secured credit facilities	—	491,875
Unsecured notes:
3.125% senior convertible notes(3)	—	287,500	3.125%		—
4.75% senior notes(4)	753,561	775,000	4.75%		October 2024
4.25% senior notes(5)	501,997	550,000	4.25%		August 2025
5.50% senior notes(6)	346,906	400,000	5.50%		February 2026
Total unsecured notes	1,602,464	2,012,500
Other debt obligations:
Trust preferred securities	100,000	100,000	LIBOR + 1.50%		October 2035
Total debt obligations	1,702,464	2,604,375
Debt discounts and deferred financing costs, net	(19,943)	(32,201)
Total debt obligations, net(7)	$1,682,521	$2,572,174
(1)	The Revolving Credit Facility accrued interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.00% and subject to a margin ranging from 1.00% to 1.50%; or (ii) LIBOR subject to a margin ranging from 2.00% to 2.50%. The Company terminated the Revolving Credit Facility in August 2022.
(2)	The loan accrued interest at the Company’s election of either: (i) a base rate, which is the greater of (a) prime, (b) federal funds plus 0.50% or (c) LIBOR plus 1.00% and subject to a margin of 1.75%; or (ii) LIBOR subject to a margin of 2.75%.
(3)	During the years ended December 31, 2022, 2021 and 2020, the Company recognized $3.5 million, $9.0 million, $9.0 million, respectively, of contractual interest on the 3.125% Convertible Notes. Refer to Unsecured Notes below.
(4)	The Company can prepay these senior notes without penalty beginning July 1, 2024.
(5)	The Company can prepay these senior notes without penalty beginning May 1, 2025.
(6)	The Company can prepay these senior notes without penalty beginning August 15, 2024.
(7)	The Company capitalized interest relating to development activities of $1.5 million, $1.0 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Future Scheduled Maturities—As of December 31, 2022, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2023	$—	$—	$—
2024	753,561	—	753,561
2025	501,997	—	501,997
2026	346,906	—	346,906
2027	—	—	—
Thereafter	100,000	—	100,000
Total principal maturities	1,702,464	—	1,702,464
Unamortized discounts and deferred financing costs, net	(19,943)	—	(19,943)
Total debt obligations, net	$1,682,521	$—	$1,682,521

Senior Term Loan—The Company had a $650.0 million senior term loan that accrued interest at LIBOR plus 2.75% per annum and matured in June 2023 (the “Senior Term Loan”). The Senior Term Loan was secured by pledges of equity of certain subsidiaries that own a defined pool of assets. The Senior Term Loan permitted substitution of collateral, subject to overall collateral pool coverage and concentration limits, over the life of the facility. The Company repaid the Senior Term Loan in full in March 2022 using proceeds from the Net Lease Sale (refer to Note 3 - Net Lease Sale and

iStar Inc.

Notes to Consolidated Financial Statements

Discontinued Operations). During the year ended December 31, 2022, the Company incurred a “Loss on extinguishment of debt” of $1.4 million in connection with the repayment of the Senior Term Loan.

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

Unsecured Notes— As of December 31, 2022, the Company has senior unsecured notes outstanding with varying fixed-rates and maturities ranging from October 2024 to February 2026. In connection with the Net Lease Sale, in the fourth quarter 2021, the Company obtained the consents of holders of its outstanding 4.75% senior notes due 2024, 4.25% senior notes due 2025 and 5.50% senior notes due 2026 to certain amendments to the indentures governing the notes intended to align the indentures with the sale of the Company's net lease assets. The Company paid holders consent fees ranging from 0.75% to 1.00% of the principal amount of consenting notes, depending on the relevant series. The Company’s senior unsecured notes are interest only, are generally redeemable at the option of the Company and contain certain financial covenants (see below).

3.125% Senior Convertible Notes—In April 2022, the Company completed separate, privately-negotiated transactions with holders of $194 million aggregate principal amount of the Company's 3.125% Convertible Notes in which the noteholders exchanged their convertible notes with the Company for 13.75 million newly issued shares of the Company's common stock and aggregate cash payments of $14 million. The 3.125% Convertible Senior Notes received by the Company were retired. The Company applied extinguishment accounting and recognized a net increase in shareholders’ equity of $180.6 million inclusive of a $118.1 million loss on extinguishment of debt in connection with these transactions.

In July and August 2022, the Company completed a series of privately-negotiated exchange transactions with holders of approximately $80.9 million aggregate principal amount of the Company's 3.125% Convertible Notes in which the noteholders exchanged their convertible notes with the Company for an aggregate of approximately 3.3 million newly issued shares of the Company's common stock and aggregate cash payments of approximately $43.6 million inclusive of accrued interest. The convertible notes received by the Company were retired. The Company applied extinguishment accounting and recognized a net increase in shareholders’ equity of $38.2 million inclusive of a $12.1 million loss on extinguishment of debt in connection with these transactions.

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

As of December 31, 2022, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments are as follows ($ in thousands):

Other
Investments
Performance-Based Commitments	$146,560

Other Commitments—Total operating lease expense for the years ended December 31, 2022, 2021 and 2020 was $5.2 million, $5.2 million and $5.4 million, respectively. Future minimum lease obligations under non-cancelable operating leases, excluding lease obligations for liabilities included in discontinued operations, as of December 31, 2022 are as follows ($ in thousands):

Operating(1)
2023	$6,295
2024	6,178
2025	6,166
2026	142
2027	162
Thereafter	—
Total undiscounted cash flows	18,943
Present value discount(1)	(1,298)
Lease liabilities	$17,645
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 4.7% and the weighted average remaining lease term is 3.7 years.

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

Substantially all of the Company’s real estate and net investment in leases, including those classified in real estate and other assets available and held for sale and classified as discontinued operations, and assets collateralizing its loans receivable are located in the United States. As of December 31, 2022, the Company’s portfolio contains concentrations in the following property types: Ground Leases, land and development, multifamily, hotel, entertainment/leisure, condominium, retail and other property types.

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

Notes to Consolidated Financial Statements

The Company did not have any derivative financial instruments as of December 31, 2022. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 ($ in thousands):(1)

	Derivative Liabilities
	Balance Sheet	Fair
As of December 31, 2021	Location	Value
Derivatives Designated in Hedging Relationships
Interest rate swaps	Liabilities associated with real estate held for sale and classified as discontinued operations	$8,395
Total		$8,395
(1)	Over the next 12 months, the Company expects that $2.0 million related to its proportionate share of cash flow hedges held by SAFE will be reclassified from “Accumulated other comprehensive income (loss)” as a decrease to earnings from equity method investments.

The table below presents the effect of the Company’s derivative financial instruments, including the Company’s share of derivative financial instruments at certain of its equity method investments, in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) ($ in thousands):

		Amount of Gain	Amount of Gain
	Location of Gain	(Loss) Recognized in	(Loss) Reclassified
	(Loss)	Accumulated Other	from Accumulated
Derivatives Designated in	When Recognized in	Comprehensive	Other Comprehensive
Hedging Relationships	Income	Income	Income into Earnings
For the Year Ended December 31, 2022
Interest rate swaps	Earnings from equity method investments	$20,317	$(7,737)
For the Year Ended December 31, 2021
Interest rate swaps	Net income from discontinued operations	$4,748	$(8,140)
Interest rate swaps	Earnings from equity method investments	8,638	(1,943)
For the Year Ended December 31, 2020
Interest rate swaps	Net income from discontinued operations	$(14,940)	$(6,974)
Interest rate swaps	Earnings from equity method investments	(13,350)	(1,101)

iStar Inc.

Notes to Consolidated Financial Statements

Note 13—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of December 31, 2022 and 2021:

			Cumulative Preferential Cash
			Dividends(1)(2)
	Shares Issued
	and				Annual	Carrying
	Outstanding	Par	Liquidation	Rate per	Dividend	Value
Series	(in thousands)	Value	Preference(3)	Annum	per share	(in thousands)
D	4,000	$0.001	$25.00	8.00%	$2.00	$89,041
G	3,200	0.001	25.00	7.65%	1.91	72,664
I	5,000	0.001	25.00	7.50%	1.88	120,785
Total	12,200					$282,490
(1)	Holders of shares of the Series D, G and I preferred stock are entitled to receive dividends, when and as declared by the Company’s Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Company’s Board of Directors for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.
(2)	The Company declared and paid dividends of $8.0 million, $6.1 million and $9.4 million on its Series D, G and I Cumulative Redeemable Preferred Stock during both the years ended December 31, 2022 and 2021, respectively. The character of the 2022 dividends was 100% capital gain distribution. The character of the 2021 dividends was 100% capital gain distribution, of which 18.31% represented unrecaptured section 1250. There are no dividend arrearages on any of the preferred shares currently outstanding.
(3)	The Company may, at its option, redeem the Series G and I Preferred Stock, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the liquidation preference of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

Dividends—To maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. The Company has recorded NOLs in the past and may record NOLs in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company’s obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2021, the Company had $614.6 million of NOL carryforwards at the corporate REIT level that can generally be used to offset both ordinary taxable income and capital gain net income in future years. In its year ended December 31, 2022, the Company expects to report REIT taxable income before the deduction for dividends paid and will fully utilize its NOL carryforward. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Company declared common stock dividends of $31.8 million, or $0.375 per share, for the year ended December 31, 2022 and $35.1 million, or $0.485 per share, for the year ended December 31, 2021. The Company designated all of its 2022 dividends as a capital gain distribution. The character of the 2021 dividends was 100% capital gain distribution, of which 18.31% represented unrecaptured section 1250 gain. In addition, in December 2022 the Company paid a dividend of 6.63 million shares of SAFE common stock, or $2.19 per share of the Company’s common stock, to its shareholders.

Stock Repurchase Program—The Company may repurchase shares in negotiated transactions or open market transactions, including through one or more trading plans. The Company did not repurchase any shares of its common stock during the year ended December 31, 2022. During the year ended December 31, 2021, the Company repurchased 5.5 million shares of its outstanding common stock for $122.4 million, for an average cost of $22.38 per share. During the year ended December 31, 2020, the Company repurchased 4.2 million shares of its outstanding common stock for $48.4 million, for an average cost of $11.48 per share. The Company is generally authorized to repurchase up to $50.0 million in shares of its common stock. As of December 31, 2022, the Company had remaining authorization to repurchase up to $50.0 million of common stock under its stock repurchase program.

iStar Inc.

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the following ($ in thousands):

	As of
	December 31, 2022	December 31, 2021
Unrealized gains on available-for-sale securities	$—	$4,237
Unrealized gains (losses) on cash flow hedges	2,230	(25,824)
Accumulated other comprehensive income (loss)	$2,230	$(21,587)

Note 14—Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation—The Company recorded stock-based compensation expense, including the expense related to performance incentive plans (see below), of ($27.7) million, $69.3 million and $39.4 million, respectively, during the years ended December 31, 2022, 2021 and 2020 in "General and administrative" in the Company’s consolidated statements of operations. As of December 31, 2022, there was $5.2 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.08 years.

Performance Incentive Plans—The Company’s Performance Incentive Plans ("iPIP") are designed to provide, primarily to senior executives and select professionals engaged in the Company’s investment activities, long-term compensation which has a direct relationship to the realized returns on investments included in the plans. Awards vest over six years, with 40% being vested at the end of the second year and 15% each year thereafter.  As of December 31, 2022, there are five iPIP Plans, each covering a two-year investment period beginning with the 2013-2014 Plan through the 2021-2022 Plan.

2019-2022 iPIP Plans—The Company’s 2019-2020 and 2021-2022 iPIP plans are equity-classified awards which are measured at the grant date fair value and recognized as compensation cost in "General and administrative" in the Company’s consolidated statements of operations and "Noncontrolling interests" in the Company’s consolidated statements of changes in equity over the requisite service period. Investments in the 2019-2022 iPIP plans will be held by consolidated subsidiaries of the Company and have two ownership classes, class A units and class B units. The Company owns 100% of the class A units and the class B units were issued to employees as long-term compensation. Except for certain clawback provisions, participants can retain vested class B units upon their termination of employment with the Company. The class B units are entitled to distributions from the net cash realized from the investments in the plan after the Company, through its ownership of the class A units, has received a specified return on its invested capital and a return of its invested capital. Distributions on the class B units are also subject to reductions under a total shareholder return ("TSR") adjustment. The fair value of the class B units was determined using a model that forecasts the underlying cash flows from the investments within the entity to which the class B units have ownership rights. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $4.6 million, $3.8 million and $3.4 million, respectively, of expense related to the 2019-2022 iPIP plans. Distributions on the class B units are expected to be 50% in cash and 50% in shares of the Company’s common stock; provided, however, that (a) the cash portion will be increased if the Company does not have sufficient shares available under shareholder approved equity plans; and (b) if the principal remaining material asset in a plan is unsold SAFE shares, the Company may elect to distribute SAFE shares in lieu of cash and Company stock.

The following is a summary of the status of the Company’s equity-classified iPIP plans and changes during the year ended December 31, 2022.

	iPIP Investment Pool
	2019-2020	2021-2022
Points at beginning of period	95.20	84.75
Granted	—	7.95
Forfeited	—	(0.95)
Points at end of period	95.20	91.75

iStar Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022, investments with an aggregate gross book value of $764 million, including 26.7 million shares of SAFE common stock acquired by the Company, were attributable to the 2019-2020 Plan and investments with an aggregate gross book value of $406 million, including 5.0 million shares of SAFE common stock acquired by the Company, were attributable to the 2021-2022 Plan.

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

The following is a summary of the status of the Company’s liability-classified iPIP plans and changes during the year ended December 31, 2022.

	iPIP Investment Pool
	2013‑2014	2015‑2016	2017‑2018
Points at beginning of period	80.17	70.40	75.34
Granted	—	—	—
Points at end of period	80.17	70.40	75.34

During the years ended December 31, 2022, 2021 and 2020, the Company recorded ($38.3) million, $58.2 million and $30.7 million, respectively, of expense related to the 2013-2018 iPIP plans. The reduction in expense for the year ended December 31, 2022 was primarily due to a decrease in the price per share of SAFE common stock.

As of December 31, 2022, investments with an aggregate gross book value of $13 million were attributable to the 2013-2014 Plan and investments with an aggregate gross book value of $159 million, including 7.6 million shares of SAFE common stock acquired by the Company, were attributable to the 2017-2018 Plan. As of December 31, 2022 there were no investments attributable to the 2015-2016 Plan.

During the year ended December 31, 2022, the Company made distributions to participants in the 2013-2014 investment pool. The iPIP participants received total distributions in the amount of $19.6 million as compensation, comprised of cash and 412,041 shares of the Company’s common stock with a fair value of $16.06 per share, which are fully-vested and issued under the 2009 LTIP. After deducting statutory minimum tax withholdings, a total of 215,657 shares of the Company’s common stock were issued.

During the year ended December 31, 2022, the Company made distributions to participants in the 2015-2016 investment pool. The iPIP participants received total distributions in the amount of $19.2 million as compensation, comprised of cash and 402,731 shares of the Company’s common stock with a fair value of $16.06 per share, which are fully-vested and issued under the 2009 LTIP. After deducting statutory minimum tax withholdings, a total of 193,416 shares of the Company’s common stock were issued.

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

Notes to Consolidated Financial Statements

As of December 31, 2022 and 2021, the Company had accrued compensation costs relating to iPIP of $45.8 million and $116.6 million, respectively, which are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets.

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

As of December 31, 2022, an aggregate of 2.3 million shares remain available for issuance pursuant to future awards under the Company’s 2009 LTIP.

Restricted Stock Units—Changes in non-vested restricted stock units (“Units”) during the year ended December 31, 2022 were as follows (number of shares and $ in thousands, except per share amounts):

		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
	of Shares	Per Share	Value
Nonvested at beginning of period	754	$14.67	$19,480
Granted	221	$24.77
Vested	(316)	$11.14
Forfeited	(25)	$20.54
Nonvested at end of period	634	$19.74	$4,833

The total fair value of Units vested during the years ended December 31, 2022, 2021 and 2020 was $7.3 million, $1.7 million and $3.6 million, respectively. The weighted average grant date fair value per share of Units granted during the years ended December 31, 2022, 2021 and 2020 was $24.77, $18.59 and $14.68, respectively.

Directors’ Awards—Non-employee directors are awarded CSEs or restricted share awards at the time of the annual shareholders’ meeting in consideration for their services on the Company’s Board of Directors. During the year ended December 31, 2022, the Company awarded to non-employee Directors 38,953 restricted shares of common stock at a fair value per share of $16.33 at the time of grant for their annual equity awards and also issued 29,377 common stock equivalents ("CSEs") at a fair value of $8.28 per CSE in respect of dividend equivalents on outstanding CSEs. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the CSEs and restricted shares of common stock vest and are settled. As of December 31, 2022, a combined total of 160,040 CSEs and restricted shares of common stock granted to members of the Company’s Board of Directors remained outstanding under the Company’s Non-Employee Directors Deferral Plan, with an aggregate intrinsic value of $1.2 million.

401(k) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company’s Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s contributions, up to a maximum of 10% of the participants’ compensation. The Company made gross contributions of $1.1 million, $0.9 million and $1.1 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

iStar Inc.

Notes to Consolidated Financial Statements

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

The following table presents a reconciliation of income (loss) allocable to common shareholders used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss) from continuing operations	$(197,274)	$16,574	$(116,308)
Net loss (income) from continuing operations attributable to noncontrolling interests	(37)	75	(337)
Preferred dividends	(23,496)	(23,496)	(23,496)
Net loss from continuing operations and allocable to common shareholders for basic and diluted earnings per common share	$(220,807)	$(6,847)	$(140,141)

	For the Years Ended December 31,
	2022	2021	2020
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net loss from continuing operations and allocable to common shareholders	$(220,807)	$(6,847)	$(140,141)
Net income from discontinued operations	797,688	121,452	85,455
Net (income) from discontinued operations attributable to noncontrolling interests	(179,089)	(5,620)	(11,251)
Net income (loss) allocable to common shareholders	$397,792	$108,985	$(65,937)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	80,722	71,831	75,684

Basic and diluted earnings per common share:(1)
Net loss from continuing operations and allocable to common shareholders	$(2.74)	$(0.10)	$(1.85)
Net income from discontinued operations and allocable to common shareholders	7.66	1.61	0.98
Net income (loss) allocable to common shareholders	$4.92	$1.51	$(0.87)
(1)	For the year ended December 31, 2022, 2021 and 2020, the effect of certain of the Company’s restricted stock awards were anti-dilutive due to the Company having a net loss from continuing operations and allocable to common shareholders for the period. For the years ended December 31, 2022 and 2021, 2,737,451 and 6,441,572 shares, respectively, of the 3.125% Convertible Notes were anti-dilutive due to the Company having a net loss from continuing operations and allocable to common shareholders for the period. For the year ended December 31, 2020, no shares of common stock would have been issuable upon conversion of the 3.125% Convertible Notes, and therefore the 3.125% Convertible Notes had no effect on diluted EPS for such period.

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

iStar Inc.

Notes to Consolidated Financial Statements

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

The following fair value hierarchy table summarizes the Company’s assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2022
Non-recurring basis:
Real estate, net(1)	$811	$—	$—	$811
Impaired land and development(2)	26,300	—	—	26,300
Loans receivable held for sale (refer to Note 7)	37,650	—	—	37,650
As of December 31, 2021
Recurring basis:
Derivative liabilities(3)	$8,395	$—	$8,395	$—
Available-for-sale securities(3)	28,092	—	—	28,092
(1)	The Company recorded a $1.8 million impairment on an operating property with an estimated fair value of $0.8 million. The estimated fair value is based on the cash flows expected to be received.
(2)	The Company recorded a $12.7 million on a land and development asset with an estimated fair value of $26.3 million. The estimated fair value is based on future cash flows expected to be received using a discount rate of 12.5%.
(3)	The fair value of the Company’s derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. The fair value of the Company’s available-for-sale securities are based upon unadjusted third-party broker quotes and are classified as Level 3. As of December 31, 2021, derivative liabilities are recorded in “Liabilities associated with real estate held for sale and classified as discontinued operations” on the Company’s consolidated balance sheet.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the years ended December 31, 2022 and 2021 ($ in thousands):

	2022	2021
Beginning balance	$28,092	$25,274
Purchases	—	3,375
Sales and Repayments	(26,752)	(200)
Realized gain recorded in other income	2,897	—
Unrealized losses recorded in other comprehensive income	(4,237)	(357)
Ending balance	$—	$28,092

iStar Inc.

Notes to Consolidated Financial Statements

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of December 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in leases (refer to Note 5)(1)	$—	$—	$43	$43
Loans receivable and other lending investments, net(1)	49	46	333	345
Loans receivable held for sale(1)	38	38	43	43
Cash and cash equivalents(2)	1,442	1,442	340	340
Restricted cash(2)	6	6	54	54

Liabilities
Debt obligations, net(1)(3)
Level 1	1,584	1,588	2,473	2,799
Level 3	99	98	99	104
Total debt obligations, net	1,683	1,686	2,572	2,903
(1)	The fair value of the Company’s net investment in leases, loans receivable and other lending investments, net, loans receivable held for sale and certain debt obligations, net are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.
(3)	As of December 31, 2022 and 2021, the fair value of the Company’s unsecured notes and Senior Term Loan are classified as Level 1 within the fair value hierarchy. As of December 31, 2021, the fair value of the Company’s 3.125% Senior Convertible Notes was $527.5 million.

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

Impaired real estate— The Company reviews real estate assets to be held for use and land and development assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use and land and development assets are impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors.

If the Company determines a real estate asset available and held for sale is impaired, it records an impairment charge to adjust the asset to its estimated fair market value less costs to sell. Due to the nature of individual real estate properties, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make judgments with respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual market rate growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider comparable market transactions, if available. In some cases, the

iStar Inc.

Notes to Consolidated Financial Statements

Company obtains external “as is” appraisals for real estate assets and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy. Additionally, in certain cases, if the Company is under contract to sell an asset, it will mark the asset to the contracted sales price less costs to sell. The Company considers this to be a Level 3 input under the fair value hierarchy.

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

The Company estimates the fair value of its non-performing loans using a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make judgments in respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual revenue growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider comparable market transactions, if available. In some cases, the Company obtains external “as is” appraisals for loan collateral, generally when third party participations exist, and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy.

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

Notes to Consolidated Financial Statements

The Company evaluates performance based on the following financial measures for each segment. The Company’s segment information is as follows ($ in thousands):

iStar Inc.

Notes to Consolidated Financial Statements

	Net	Real Estate	Operating	Land and	Corporate/	Company
	Lease(1)	Finance	Properties	Development	Other(2)	Total
Year Ended December 31, 2022
Operating lease income	$—	$—	$12,454	$405	$—	$12,859
Interest income	75	12,340	—	—	—	12,415
Interest income from sales-type leases	861	—	8	—	—	869
Other income	20,560	3,570	27,188	6,323	12,514	70,155
Land development revenue	—	—	—	61,753	—	61,753
Earnings (losses) from equity method investments	41,692	4,623	14,850	4,775	(7,260)	58,680
Income from sales of real estate	1,443	—	25,186	—	—	26,629
Total revenue and other earnings	64,631	20,533	79,686	73,256	5,254	243,360
Real estate expense	(1,387)	—	(33,900)	(16,327)	—	(51,614)
Land development cost of sales	—	—	—	(63,441)	—	(63,441)
Other expense	(595)	(308)	—	(498)	(7,512)	(8,913)
Allocated interest expense	(54,781)	(8,306)	(4,649)	(10,865)	(19,450)	(98,051)
Allocated general and administrative(3)	(15,596)	(4,044)	(2,255)	(8,197)	(18,843)	(48,935)
Segment profit (loss)(4)	$(7,728)	$7,875	$38,882	$(26,072)	$(40,551)	$(27,594)
Other significant items:
Provision for loan losses	$—	$44,998	$—	$—	$—	$44,998
Impairment of assets	—	—	2,364	12,727	18	15,109
Depreciation and amortization	—	—	3,797	1,113	560	5,470
Capitalized expenditures	—	—	881	20,518	—	21,399

Year Ended December 31, 2021
Operating lease income	$—	$—	$16,445	$379	$—	$16,824
Interest income	1,707	29,522	—	—	—	31,229
Interest income from sales-type leases	1,215	—	—	—	—	1,215
Other income	14,888	1,260	27,342	6,899	19,870	70,259
Land development revenue	—	—	—	189,103	—	189,103
Earnings (losses) from equity method investments	108,399	3,074	15,108	21,492	6,271	154,344
Income from sales of real estate	—	—	26,319	—	—	26,319
Total revenue and other earnings	126,209	33,856	85,214	217,873	26,141	489,293
Real estate expense	(424)	—	(27,020)	(18,550)	—	(45,994)
Land development cost of sales	—	—	—	(171,961)	—	(171,961)
Other expense	(587)	(515)	—	(70)	(6,942)	(8,114)
Allocated interest expense	(61,685)	(14,830)	(6,949)	(15,242)	(16,694)	(115,400)
Allocated general and administrative(3)	(25,077)	(4,736)	(2,227)	(9,555)	(20,847)	(62,442)
Segment profit (loss)(4)	$38,436	$13,775	$49,018	$2,495	$(18,342)	$85,382
Other significant items:
Provision for loan losses	$—	$(8,085)	$—	$—	$—	$(8,085)
Impairment of assets	—	—	678	—	—	678
Depreciation and amortization	—	—	5,585	902	585	7,072
Capitalized expenditures	2,578	—	655	24,036	—	27,269

Year Ended December 31, 2020
Operating lease income	$2,706	$—	$21,214	$356	$—	$24,276
Interest income	—	56,676	—	—	—	56,676
Other income	12,704	11,975	8,065	19,030	26,671	78,445
Land development revenue	—	—	—	164,702	—	164,702
Earnings (losses) from equity method investments	53,476	—	(16,361)	3,432	(1,075)	39,472
Income from sales of real estate	6,056	—	262	—	—	6,318
Total revenue and other earnings	74,942	68,651	13,180	187,520	25,596	369,889
Real estate expense	(161)	—	(22,936)	(22,986)	—	(46,083)
Land development cost of sales	—	—	—	(177,727)	—	(177,727)
Other expense	—	(266)	—	—	(303)	(569)
Allocated interest expense	(58,462)	(23,390)	(8,951)	(17,940)	(18,085)	(126,828)
Allocated general and administrative(5)	(23,223)	(6,622)	(2,591)	(9,990)	(19,099)	(61,525)
Segment profit (loss)(4)	$(6,904)	$38,373	$(21,298)	$(41,123)	$(11,891)	$(42,843)
Other significant non-cash items:
Provision for loan losses	$—	$8,866	$—	$—	$—	$8,866
Impairment of assets	—	—	3,053	2,738	—	5,791
Depreciation and amortization	—	—	5,142	952	1,233	7,327
Capitalized expenditures	21,764	—	1,636	30,506	—	53,906

iStar Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022
Real estate, net	$—	$—	$76,497	$—	$—	$76,497
Real estate available and held for sale	—	—	3,977	—	—	3,977
Total real estate	—	—	80,474	—	—	80,474
Real estate and other assets available and held for sale and classified as discontinued operations(1)	2,939	—	—	—	—	2,939
Land and development, net	—	—	—	232,014	—	232,014
Loans receivable and other lending investments, net	—	48,655	—	—	—	48,655
Loan receivable held for sale	—	37,650	—	—	—	37,650
Other investments	1,302,877	25,389	32,405	—	11	1,360,682
Total portfolio assets	$1,305,816	$111,694	$112,879	$232,014	$11	1,762,414
Cash and other assets						1,490,814
Total assets						$3,253,228

As of December 31, 2021
Real estate, net	$—	$—	$92,150	$—	$—	$92,150
Real estate available and held for sale	—	—	301	—	—	301
Total real estate	—	—	92,451	—	—	92,451
Real estate and other assets available and held for sale and classified as discontinued operations(1)	2,299,711	—	—	—	—	2,299,711
Net investment in leases	43,215	—	—	—	—	43,215
Land and development, net	—	—	—	286,810	—	286,810
Loans receivable and other lending investments, net	—	332,844	—	—	—	332,844
Loan receivable held for sale	43,215	—	—	—	—	43,215
Other investments	1,186,162	48,862	43,252	1,096	17,909	1,297,281
Total portfolio assets	$3,572,303	$381,706	$135,703	$287,906	$17,909	4,395,527
Cash and other assets						445,007
Total assets						$4,840,534
(1)	Refer to Note 3 – Net Lease Sale and Discontinued Operations.
(2)	Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s joint venture investments and strategic investments that are not included in the other reportable segments above.
(3)	General and administrative excludes stock-based compensation of ($27.7) million, $69.3 million and $39.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(4)	The following is a reconciliation of segment profit to net income (loss) ($ in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Segment profit	$(27,594)	$85,382	$(42,843)
Less: (Provision for) recovery of loan losses	(44,998)	8,085	(8,866)
Less: Impairment of assets	(15,109)	(678)	(5,791)
Less: Stock-based compensation	27,664	(69,261)	(39,354)
Less: Depreciation and amortization	(5,470)	(7,072)	(7,327)
Less: Income tax benefit (expense)	(567)	118	(89)
Less: Loss on early extinguishment of debt, net	(131,200)	—	(12,038)
Less: Net income from discontinued operations	797,688	121,452	85,455
Net income (loss)	$600,414	$138,026	$(30,853)

iStar Inc.

Notes to Consolidated Financial Statements

Note 18—Selected Quarterly Financial Data (unaudited)

The following table sets forth the selected quarterly financial data (unaudited) for the Company ($ in thousands, except per share amounts). Certain amounts have been reclassified from the prior period presentation (Refer to Note 3 - Net Lease Sale and Discontinued Operations).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2022
Revenue	$30,278	$47,757	$48,063	$31,953
Net income (loss) from continuing operations	(80,844)	17,952	(132,494)	(1,888)
Net income from discontinued operations	—	—	—	797,688
Net income (loss) allocable to common shareholders	(86,709)	12,131	(138,485)	610,855
Earnings per share(1)
Net income (loss) from continuing operations
Basic	$(1.00)	$0.14	$(1.70)	$(0.11)
Diluted	(1.00)	0.14	(1.70)	(0.11)
Net income from discontinued operations
Basic	$—	$—	$—	$8.96
Diluted	—	—	—	8.96
Net income (loss) allocable to common shareholders
Basic	$(1.00)	$0.14	$(1.70)	$8.85
Diluted	(1.00)	0.14	(1.70)	8.85
Weighted average number of common shares
Basic	86,704	85,458	81,442	69,037
Diluted	86,704	85,687	81,442	69,037

2021
Revenue	$50,760	$143,632	$54,254	$59,984
Net income (loss) from continuing operations	(41,578)	109,380	(36,731)	(14,497)
Net income from discontinued operations	52,037	21,614	25,315	22,486
Net income (loss) allocable to common shareholders	7,077	121,856	(19,543)	(405)
Earnings per share(1)
Net income (loss) from continuing operations
Basic	$(0.68)	$1.45	$(0.59)	$(0.28)
Diluted	(0.68)	1.28	(0.59)	(0.28)
Net income from discontinued operations
Basic	$0.79	$0.26	$0.32	$0.27
Diluted	0.79	0.23	0.32	0.27
Net income (loss) allocable to common shareholders
Basic	$0.11	$1.71	$(0.27)	$(0.01)
Diluted	0.11	1.51	(0.27)	(0.01)
Weighted average number of common shares
Basic	69,328	71,299	72,872	73,901
Diluted	69,328	80,487	72,872	73,901
(1)	Basic and diluted EPS are computed independently based on the weighted-average shares of common stock and stock equivalents outstanding for each period. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

iStar Inc.

Schedule II—Valuation and Qualifying Accounts and Reserves

($ in thousands)

	Balance at	Charged to	Adjustments		Balance at
	Beginning	Costs and	to Valuation		End
	of Period	Expenses	Accounts	Deductions	of Period
For the Year Ended December 31, 2020
Continuing Operations
Reserve for loan losses(1)(2)	$28,634	$8,866	$409	$(25,889)	$12,020
Allowance for doubtful accounts(2)	731	1,324	—	(896)	1,159
Allowance for deferred tax assets(2)	79,645	456	—	—	80,101
	$109,010	$10,646	$409	$(26,785)	$93,280
Discontinued Operations
Reserve for loan losses(1)(2)	$—	$186	$964	$—	$1,150
Reserve for losses on net investment in leases	—	1,760	9,111	—	10,871
Allowance for doubtful accounts(2)	1,211	(488)	—	(204)	519
	$1,211	$1,458	$10,075	$(204)	$12,540
For the Year Ended December 31, 2021
Continuing Operations
Reserve for loan losses(1)(2)	$12,020	$(8,085)	$834	$—	$4,769
Allowance for doubtful accounts(2)	1,159	(907)	—	(198)	54
Allowance for deferred tax assets(2)	80,101	(13,216)	2,475	—	69,360
	$93,280	$(22,208)	$3,309	$(198)	$74,183
Discontinued Operations
Reserve for loan losses(1)(2)	$1,150	$(1,150)	$—	$—	$—
Reserve for losses on net investment in leases	10,871	(10,871)	—	—	—
Allowance for doubtful accounts(2)	519	666	—	(902)	283
	$12,540	$(11,355)	$—	$(902)	$283
For the Year Ended December 31, 2022
Continuing Operations
Reserve for loan losses(1)(2)	$4,769	$45,070	$—	$(48,914)	$925
Allowance for doubtful accounts(2)	54	189	—	(161)	82
Allowance for deferred tax assets(2)	69,360	(4,460)	—	—	64,900
	$74,183	$40,799	$—	$(49,075)	$65,907
Discontinued Operations
Allowance for doubtful accounts(2)	$283	$(80)	$—	$(203)	$—
	$283	$(80)	$—	$(203)	$—
(1)	Refer to Note 7 to the Company’s consolidated financial statements.
(2)	Refer to Note 3 to the Company’s consolidated financial statements.

iStar Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2022

($ in thousands)

			Initial Cost to		Cost	Gross Amount Carried
			Company		Capitalized	at Close of Period						Depreciable
				Building and	Subsequent to		Building and		Accumulated		Date	Life
Location		Encumbrances	Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation		Acquired	(Years)
LAND:
California	LAN003	$-	$28,464	$2,836	$(19,453)	$9,011	$2,836	$11,847	$2,908	(3)	2010	—
New Jersey	LAN006	-	43,300	-	36,355	79,655	-	79,655	1,255	(3)	2009	—
New Jersey	LAN007	-	3,992	-	11,241	15,233	-	15,233	-		2009	—
New Jersey	LAN008	-	111	5,954	2,719	2,830	5,954	8,784	-		2009	—
New York	LAN009	-	58,900	-	(32,600)	26,300	-	26,300	-		2011	—
New York	LAN011	-	4,600	-	-	4,600	-	4,600	-		2018	—
Virginia	LAN012	-	72,138	-	25,170	97,308	-	97,308	7,550	(3)	2009	—
Subtotal		-	211,505	8,790	23,432	234,937	8,790	243,727	11,713

RETAIL:
Illinois	RET004	$-	$-	$336	$98	$-	$434	$434	$63		2010	40.0
Subtotal		-	-	336	98	-	434	434	63

HOTEL:
New Jersey	HOT002	$-	$297	$18,299	$4,032	$297	$22,331	$22,628	$4,333		2019	40.0
New Jersey	HOT003	-	120	6,548	23	120	6,571	6,691	578		2019	40.0
New Jersey	HOT004	-	3,815	40,194	4,632	3,815	44,827	48,642	11,185		2016	40.0
Subtotal		-	4,232	65,041	8,687	4,232	73,729	77,961	16,096

APARTMENT/RESIDENTIAL
Virginia	APA005	$-	$264	$616	$(76)	$264	$540	$804	$-		2022	40.0
Virginia	APA006	-	267	622	(133)	267	489	756	-		2022	40.0
Virginia	APA007	-	267	622	(133)	267	489	756	-		2022	40.0
Virginia	APA008	-	266	620	(132)	266	487	753	-		2022	40.0
Virginia	APA009	-	147	344	(73)	147	271	418	-		2022	40.0
Virginia	APA010	-	147	344	-	146	344	490	-		2022	40.0
Subtotal		$-	$1,358	$3,168	$(547)	$1,357	$2,620	$3,977	$-

ENTERTAINMENT:
New Jersey	ENT060	$-	$750	$10,670	$855	$750	$11,525	$12,275	$1,586		2017	40.0
New York	ENT063	-	3,277	-	646	587	3,336	3,923	350		2013	40.0
Subtotal		-	4,027	10,670	1,501	1,337	14,861	16,198	1,936
TOTAL		$-	$221,122	$88,005	$33,171	$241,863	$100,434	$342,297	$29,808	(4)

(1)	Includes impairments and unit sales.
(2)	These properties have land improvements which have depreciable lives of 15 to 20 years.
(3)	The aggregate cost for Federal income tax purposes was approximately $0.5 billion at December 31, 2022.
(4)	Includes $11.7 million relating to accumulated depreciation for land and development assets as of December 31, 2022.

iStar Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2022

($ in thousands)

The following table reconciles real estate, excluding real estate classified as discontinued operations, from January 1, 2020 to December 31, 2022:

	2022	2021	2020
Balance at January 1	$415,963	$660,896	$	$ 817,382
Improvements and additions	21,430	24,691		32,142
Acquisitions through foreclosure	—	—		-
Other acquisitions	5,213	—		-
Dispositions	(86,137)	(268,945)		(182,838)
Impairments	(14,172)	(679)		(5,790)
Balance at December 31	$342,297	$415,963		$660,896

The following table reconciles accumulated depreciation, excluding accumulated depreciation for real estate classified as discontinued operations, from January 1, 2020 to December 31, 2022:

	2022	2021	2020
Balance at January 1	$(36,702)	$(32,643)	$(28,049)
Additions	(4,555)	(5,086)	(5,482)
Dispositions	11,449	1,027	888
Balance at December 31	$(29,808)	$(36,702)	$(32,643)

iStar Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2022

($ in thousands)

The following table reconciles real estate classified as discontinued operations from January 1, 2020 to December 31, 2022:

	2022	2021	2020
Balance at January 1	$1,537,655	$1,542,101	$1,547,031
Improvements and additions	—	2,578	21,764
Other acquisitions	—	42,177	—
Dispositions	(1,537,443)	(23,201)	(26,694)
Other	(212)	(26,000)	—
Balance at December 31	$—	$1,537,655	$1,542,101

The following table reconciles accumulated depreciation classified as discontinued operations from January 1, 2020 to December 31, 2022:

	2022	2021	2020
Balance at January 1	$(271,183)	$(250,198)	$(219,949)
Additions	—	(40,268)	(38,787)
Dispositions	271,183	8,224	8,538
Other	—	11,059	—
Balance at December 31	$—	$(271,183)	$(250,198)

iStar Inc.

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2022

($ in thousands)

		Contractual	Contractual				Face	Carrying
		Interest	Interest	Effective	Periodic		Amount	Amount
		Accrual	Payment	Maturity	Payment	Prior	of	of
Type of Loan/Borrower	Underlying Property Type	Rates	Rates	Dates	Terms(1)	Liens	Mortgages	Mortgages(2)(3)
Senior Mortgages:
Borrower A	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	June, 2023	IO	—	$6,765	$6,756
Borrower B(4)	Mixed Use/Mixed Collateral	SOFR + 9.00%	SOFR + 9.00%	October, 2026	IO	—	80,832	37,650
Borrower C	Apartment/Residential	LIBOR + 5.25%	LIBOR + 5.25%	December, 2022	IO	—	29,358	29,097

Subordinate Mortgages:
Borrower D	Hotel	Fixed: 6.80%	Fixed: 6.80%	September, 2057	IO	—	13,327	13,331
Total mortgages							$130,282	$86,834
(1)	IO = Interest only.
(2)	Amounts are presented net of asset-specific allowances of $0.4 million on impaired loans and loans held for sale. Impairment is measured using the estimated fair value of collateral, less costs to sell.
(3)	The carrying amount of mortgages approximated the federal income tax basis.
(4)	Classified as held for sale as of December 31, 2022. The Company has the intent to sell the loan based on a bid received from a third-party and the loan is recorded on the Company’s consolidated balance sheet at the estimated sales price.

iStar Inc.

Schedule IV—Mortgage Loans on Real Estate (Continued)

As of December 31, 2022

($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2020 to December 31, 2022:(1)

	2022	2021	2020
Balance at January 1	$211,488	$496,553	$561,761
Additions:
New mortgage loans	—	32,942	19,975
Additions under existing mortgage loans	6,482	20,958	72,574
Other(2)	4,233	7,455	25,867
Deductions(3):
Collections of principal	(111,112)	(304,053)	(178,662)
Change in provision for loan losses	(24,237)	166	(4,930)
Transfers to real estate and equity investments	—	(42,501)	—
Amortization of premium	(20)	(32)	(32)
Balance at December 31	$86,834	$211,488	$496,553
(1)	Balances represent the carrying value of loans, which are net of asset specific allowances.
(2)	Amount includes amortization of discount and deferred interest capitalized.
(3)	Amounts are presented net of charge-offs for the years ended December 31, 2022 and 2020.

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

Based upon their evaluation as of December 31, 2022, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

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

Based on management’s assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2022.

The Company’s effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting—There have been no changes during the last fiscal quarter in the Company’s internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.   Executive Compensation

Portions of the Company’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.   Principal Registered Public Accounting Firm Fees and Services

Portions of the Company’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8. Consolidated financial statements of Safehold Inc. are incorporated by reference to Item 8 of Safehold Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-38122) filed with the SEC on February 14, 2023.
(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1

Merger Agreement, dated as of August 10, 2022, by and between iStar Inc. and Safehold Inc. (Schedules have been omitted pursuant to Item 601(b)(5) of Regulation S-K. STAR agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.) (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed August 11, 2022)

3.1	Restated Charter of the Company (including the Articles Supplementary for each Series of the Company’s Preferred Stock).(1)
3.2	Amended and Restated Bylaws of the Company.(2)
3.6	Articles Supplementary relating to Series D Preferred Stock.(1)
3.8	Articles Supplementary relating to Series G Preferred Stock.(1)
3.9	Articles Supplementary relating to Series I Preferred Stock.(1)
4.1	Form of 8.00% Series D Cumulative Redeemable Preferred Stock Certificate.(3)
4.2	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(4)
4.3	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(5)
4.4	Form of Stock Certificate for the Company’s Common Stock.(6)
4.5	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(6)
4.6	Form of Global Note, No. 1, evidencing 5.500% Senior Notes due 2026(7)
4.7	Thirty-Fifth Supplemental Indenture, dated September 1, 2020, governing the 5.500% Senior Notes due 2026(7)
4.8	Thirty-Third Supplemental Indenture, dated as of September 16, 2019, governing the 4.75% Senior Notes due 2024.(8)
4.9	Thirty-Fourth Supplemental Indenture, dated as of December 16, 2019, governing the 4.25% Senior Notes due 2025.(9)
4.10	Thirty-Sixth Supplemental Indenture, dated as of October 29, 2021, governing the 4.75% Notes due 2024.(10)
4.11	Thirty-Seventh Supplemental Indenture, dated as of October 29, 2021, governing the 4.25% Notes due 2025.(10)
4.12	Thirty-Eighth Supplemental Indenture, dated as of October 29, 2021, governing the 5.50% Notes due 2026. (10)
4.13	Description of Common and Preferred Stock(11)
10.1	iStar Inc. 2009 Long Term Incentive Compensation Plan.(12)
10.2	iStar Inc. 2013 Performance Incentive Plan.(13)
10.3	Form of Restricted Stock Unit Award Agreement.(14)
10.4	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(15)
10.5	Form of Award Agreement For Investment Pool.(16)
10.6

Amended and Restated Credit Agreement, dated as of June 23, 2016, by the Company, the banks set forth therein and J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A., Bank Of America, N.A. and Barclays Bank PLC as joint lead arrangers.(17)

10.7	Security Agreement, dated as of June 23, 2016, made by the Company, and the other parties thereto in favor of J.P. Morgan Chase Bank, N.A., as administrative agent.(17)

10.8	Third Amendment, dated as of June 28, 2018, to the Amended and Restated Credit Agreement referenced at Exhibit 10.8 (18)
10.9	Amended and Restated Credit Agreement dated as of September 27, 2019, among the Company, the other parties named therein and JPMorgan Chase Bank, N.A. as administrative agent.(19)
10.10	Stockholder Agreement, dated as of January 2, 2019, between iStar Inc., and Safehold Inc.(20)
10.11	Amended and Restated Management Agreement, dated as of January 2, 2019, among Safehold Inc., SFTY Manager LLC and iStar Inc.(20)
10.12	First Amendment to Stockholder Agreement, dated as of January 14, 2020, between iStar Inc. and Safehold Inc. (21)
10.13	First Amendment to Amended and Restated Management Agreement, dated as of January 14, 2020, among Safehold Inc., SFTY Manager LLC and iStar Inc.(21)
10.14	First Amendment to Exclusivity Agreement, dated as of January 14, 2020, between the Company and Safehold Inc. (21)
10.15	Voting Agreement, dated as of August 10, 2022, by and between iStar Inc. and Safehold Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed August 11, 2022)
10.16

Stock Purchase Agreement, dated August 10, 2022, by and among iStar Inc., Safehold Inc., MSD Partners, L.P. and, with respect to certain specified sections, MSD Capital, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed August 11, 2022)

10.17

Purchase and Sale Agreement, dated as of February 2, 2022, among iStar Net Lease I LLC, iStar Net Lease II LLC and other seller parties, and Carlyle Net Lease Income, L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 2, 2022)

14.0	iStar Inc. Code of Conduct.(22)
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1

Consolidated financial statements of Safehold Inc., Report of Independent Registered Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements – Incorporated by reference to Item 8 of Safehold Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-38122) filed with the Securities Exchange Commission on February 14, 2023.

101**	Interactive data file
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2016.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2018.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-A filed on December 10, 2003.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-A filed on February 27, 2004.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.
(6)	Incorporated by reference from the Company’s Current Report on Form S-3 Registration Statement filed on February 12, 2001.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 1, 2020.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 16, 2019.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2019.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 2, 2021.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 24, 2020.
(12)	Incorporated by reference from the Company’s Definitive Proxy Statement filed on April 9, 2019.
(13)	Incorporated by reference from the Company’s Definitive Proxy Statement filed on April 11, 2014.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 25, 2007.
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.
(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 filed on March 27, 2015.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 29, 2016
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 5, 2018.
(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on October 31, 2019.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2019.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2020.
(22)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

*	Filed herewith.

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

iStar Inc.
Registrant
Date:	February 21, 2023	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

iStar Inc.
Registrant
Date:	February 21, 2023	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer (principal financial officer)

iStar Inc.
Registrant
Date:	February 21, 2023	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 21, 2023	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors
Chief Executive Officer

Date:	February 21, 2023	/s/ CLIFFORD DE SOUZA
Clifford De Souza
Director

Date:	February 21, 2023	/s/ DAVID EISENBERG
David Eisenberg
Director

Date:	February 21, 2023	/s/ ROBIN JOSEPHS
Robin Josephs
Director

Date:	February 21, 2023	/s/ RICHARD LIEB
Richard Lieb
Director

Date:	February 21, 2023	/s/ BARRY W. RIDINGS
Barry W. Ridings
Director