Form 10-K/A
period 2022-12-31
ISTAR INC.
filed 2023-03-30
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

As of June 30, 2022 the aggregate market value of iStar Inc. common stock, $0.001 par value per share, held by non-affiliates(1) of the registrant was approximately $1.1 billion, based upon the closing price of $13.71 on the New York Stock Exchange composite tape on such date.

As of March 23, 2023, there were 86,836,196 shares of common stock outstanding.

(1)	For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant’s directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this (“Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2023 (the “Original Filing”. We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2022. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

Unless otherwise indicated or unless the context requires otherwise, all references in this Amendment to the "Company," "we," "us" or "our" refer to iStar Inc., a Maryland corporation, together with its consolidated subsidiaries.

As previously announced, on August 10, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Safehold Inc. (“SAFE”) pursuant to which SAFE will merge with and into the Company (the "Merger"), with the Company surviving the Merger and changing its name to Safehold Inc. (“New SAFE”). New SAFE's shares of common stock will trade on the New York Stock Exchange under the symbol “SAFE.” We currently expect that the Merger will close in the first half of 2023. In the Merger and related transactions, each outstanding share of common stock of SAFE will be converted into one share of common stock of New SAFE. Each outstanding share of common stock of the Company will undergo a reverse split and will be converted into a fraction of a share of New SAFE common stock based on the number of shares of SAFE common stock held by the Company at the time of the reverse split, after giving effect to certain adjustments. Each outstanding share of preferred stock of the Company will be converted into a cash amount equal to the liquidation preference of the share plus accrued and unpaid dividends to and including the closing date of the Merger.

Shortly before the closing of the Merger, the Company intends to separate its remaining legacy non-ground lease assets and businesses and certain other assets into a separate public company (“Star Holdings”) by distributing to the Company’s stockholders, on a pro rata basis, the issued and outstanding equity interests of Star Holdings (the “Spin-Off”).

If the Merger, Spin-Off and related transactions are completed, the Company's business thereafter will be focused on its Ground Lease and Ground Lease-adjacent businesses. Completion of the Merger, Spin-Off and related transactions is subject to a number of conditions, some of which are outside of our control, and there can be no assurance that they will close within our currently anticipated time frame or at all. See note 1 to the consolidated financial statements and "Risk Factors – Risks Related to the Merger and Related Transactions" in the Original Filing for more information. In addition, the Company has filed a joint proxy statement/prospectus with the SEC with respect to the special meeting of the Company's stockholders to consider and approve the Merger. The Company’s stockholders approved the Merger at the special meeting held on March 9, 2023. For more information regarding the Merger, Spin-Off and related transactions, please refer to the joint proxy statement/prospectus filed by the Company and SAFE with the SEC.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Board of Directors

The following table sets forth the names, ages, positions and biographical information for our directors as of March 23, 2023. Our board currently consists of 6 directors who are elected annually.

Name	Age	Position

Jay Sugarman	61	Chairman and Chief Executive Officer, iStar Inc. and Safehold Inc.

Jay Sugarman has served as a director of iStar since 1996 and as our Chief Executive Officer since 1997. Prior to forming iStar, he managed private investment funds on behalf of the Burden family (a branch of the Vanderbilt family) and the Ziff family. Mr. Sugarman received his undergraduate degree summa cum laude from Princeton University, where he was nominated for valedictorian and received the Paul Volcker Award in Economics, and his M.B.A. with high distinction from Harvard Business School, graduating as a Baker Scholar and recipient of the Loeb Award in Finance and the Copeland Award and Gillette Prize in Marketing. Mr. Sugarman was nominated to serve on our Board based on his substantial business and executive leadership experience in building two public companies from inception as founder and chief executive officer of both iStar and Safehold, as well as his financial, operational and real estate expertise.

Robin Josephs	63	Lead Director, iStar Inc.

Robin Josephs has served as one of our Directors since 1998. Ms. Josephs serves as our Lead Director, with duties that include presiding at all executive sessions of the independent directors and serving as principal liaison between the Chairman and the independent Directors. Ms. Josephs is Chair of our Nominating and Governance Committee and a member of our Compensation Committee. From 2005 to 2007, Ms. Josephs was a Managing Director of Starwood Capital Group L.P., a private equity firm specializing in real estate investments. Prior to that, Ms. Josephs was a senior executive with Goldman Sachs & Co. from 1986 to 1996 in various capacities. She currently serves as a director of Safehold Inc. (NYSE: SAFE), the first public company focused on ground lease investments, as a director, Chair of the Compensation Committee and a member of the Audit Committee of MFA Financial, Inc. (NYSE: MFA), which is primarily engaged in investing in residential mortgage-backed securities, as a Director and a member of the Audit, Compensation and Nominating Committees of SVF Investment Corp. 2 (NASDAQ: SVFB), and as a director and member of the Audit Committee of Starwood Real Estate Income Trust, Inc., a non-traded REIT. She formerly served as a director of QuinStreet, Inc. (NASDAQ: QNST) and of Plum Creek Timber Company, Inc. (NYSE: PCL). Ms. Josephs is a trustee of the University of Chicago Cancer Research Foundation. Ms. Josephs received a B.S. degree in Economics magna cum laude from the Wharton School (Phi Beta Kappa) and an M.B.A. degree from Columbia University. Ms. Josephs was nominated to serve on our Board due to her finance and accounting experience from her roles in investment banking and private equity, capital markets experience and background in evaluating and managing real estate investments.

Name	Age	Position

Clifford DeSouza	61	Retired, formerly Chief Executive Officer, MUFG Securities International

Clifford De Souza has served as one of our Directors since 2015. He is a Chair of our Audit Committee and a member of our Nominating and Governance Committee. Mr. De Souza was Head of International Business at Mitsubishi UFJ Holdings (Japan) from 2012 to 2014 where he was responsible for all securities and investment banking activity, primary and secondary, outside of Japan. In this capacity he also served as Chairman of the Board of the US, Hong Kong and Singapore subsidiaries and on the Board of its London entity. He also served as CEO of the London subsidiary from 2008 to 2012. From 2005 to 2007, Mr. De Souza served as the Chief Executive Officer and Chief Investment Officer of EMG Investment Management where he managed and developed an alternative asset management business. From 2001 to 2004, Mr. De Souza served as the Head of the Hedge Fund Group at Citigroup Alternative Investment with direct responsibility of approximately $4 billion in hedge fund assets, and management committee oversight of over $40 billion in private equity, real estate, structured product and hedge fund assets. From 1995 to 2000, he served as Global Co-Head of the UBS Emerging Markets Debt and Currency Trading Franchise where he directed its global secondary debt, derivative, local instrument and foreign exchange trading functions. He also served various other firms in a variety of capital market functions. He holds a B.A. in Physics from the University of Cambridge and a Ph.D. in Theoretical Physics from the University of Maryland. Mr. De Souza was nominated to serve on our Board due to his skills and experience in capital markets, business development, strategy and risk management, as well public company senior leadership and finance and accounting.

David Eisenberg	38	Founder and Managing Director, Zigg Capital

David Eisenberg has served as one of our directors since 2020. He is a member of our Compensation Committee and our Nominating and Governance Committee. Mr. Eisenberg is the Founder and Managing Director of Zigg Capital, a venture capital fund focused on the real estate and construction industries. He has been investing in the category since 2010 and his portfolio includes early investments in companies such as Matterport, Procore, Building Connected (acquired by Autodesk), VTS and Juniper Square. Prior to founding Zigg, he was the Global SVP of Technology for CBRE. Mr. Eisenberg came to CBRE via the acquisition of Floored, a technology company he founded and was CEO of from 2012-2017. Earlier in his career, he was a founding team member of two other technology businesses, TellApart (acquired by Twitter) and Bonobos (acquired by Walmart). Mr. Eisenberg started his career at Bain & Company in NYC and graduated from Harvard with a degree in Psychology. Mr. Eisenberg was nominated to serve on our Board due to his skills and experience in business development and strategy as a senior leader of several technology, real estate and investment firms and experience as an investor in real estate and construction industries.

Richard Lieb	63	Senior Advisor, Greenhill & Co., LLC

Richard Lieb has served as one of our directors since 2019. He is a member of our Audit Committee. Mr. Lieb serves as a Senior Advisor of Greenhill & Co., LLC, a publicly-traded investment bank. Prior to that he served as a Managing Director and Chairman of Real Estate at Greenhill. Prior to joining Greenhill in 2005 Mr. Lieb spent more than 20 years with Goldman Sachs, where he headed its Real Estate Investment Banking Department from 2000-2005. Mr. Lieb has nearly 35 years of experience focusing on advisory opportunities in the real estate industry. He currently serves a director of AvalonBay Communities, Inc. and of Orion Office REIT, both publicly-traded real estate companies, and formerly served as a Director of CBL Properties, Inc. and of VEREIT, Inc. He received his M.B.A from Harvard Business School and his B.A. from Wesleyan University. Mr. Lieb was nominated to serve on our Board due to his extensive experience in finance, accounting and investment banking and his advisory experience in a broad range of real property sectors.

Barry Ridings	71	Retired, formerly Vice Chairman of Lazard Frères & Co. LLC

Barry Ridings has served as one of our Directors since 2011. He is Chair of our Compensation Committee and a member of our Audit Committee. Mr. Ridings retired as a Senior Advisor at Lazard Frères & Co. LLC on December 31, 2022, having previously served as Vice Chairman of U.S. Investment Banking and in other executive positions at the firm for more than 20 years. He has over 35 years of experience in debt and equity offerings, mergers and acquisitions and corporate restructurings. Mr. Ridings serves as a director of Siem Offshore Inc., a company with interests in oil, gas and shipping, and of Republic Airways Holdings, a regional airline in the United States operating as American Eagle, Delta Connection and United Express. He formerly served as a director of Siem Industries Inc. Mr. Ridings is Chairman of the Advisory Council for the Cornell University Johnson Graduate School of Business. He serves as a trustee of the Mu of Delta Kappa Epsilon Foundation, a charitable fraternal organization associated with Colgate University, a trustee of The Montclair Kimberley Academy and a director of the Catholic Charities of the Archdiocese of New York. Mr. Ridings has a B.A. in Religion from Colgate University and an M.B.A. in Finance from Cornell University. Mr. Ridings was nominated to serve on our Board due to his extensive experience in investment banking, restructuring, merger and acquisitions and capital markets.

Executive Officers

The following table sets for the names, ages, positions and biographical information for our executive officers as of March 23, 2023:

Name	Age	Position

Jay Sugarman	61	Chairman and Chief Executive Officer, iStar Inc. and Safehold Inc.

See biographical information for Mr. Sugarman in table above.

Marcos Alvarado	42	President and Chief Investment Officer

Marcos Alvarado currently serves as President and Chief Investment Officer of iStar Inc. and Safehold Inc., responsible for overseeing originations and driving growth across Safehold’s $6 billion investment portfolio. Throughout his career, Mr. Alvarado has closed more than $25 billion of investments across all parts of the capital structure. He was previously Head of Acquisitions & Business Operations for Cadre, a technology-enabled real estate investment platform, and a Managing Director at Starwood Capital. Prior to Starwood Capital, Mr. Alvarado served as Vice President in Lehman Brothers’ Global Real Estate Group. He started his career in Morgan Stanley’s CMBS group. Mr. Alvarado holds a B.A. from Dartmouth College.

Brett Asnas	38	Chief Financial Officer

Brett Asnas currently serves as Chief Financial Officer of iStar Inc. and Safehold Inc. Mr. Asnas is responsible for overseeing capital markets, investor relations, treasury, finance and strategy. He manages relationships across investment banks, investors and lenders, rating agencies and analysts. He directs the finance group’s budgeting, forecasting, management and performance reporting and strategic analysis. Mr. Asnas has vast experience in debt and equity capital markets across single asset, portfolio and corporate transactions via term loans, unsecured and secured notes, credit facilities, mortgage and mezzanine financing, preferred equity, convertible notes, IPO’s and secondary offerings. Mr. Asnas joined the Company in 2008 and previously held positions in the real estate private equity business at Fortress Investment Group, the real estate investment banking division at Nomura Securities, as well as structured finance advisory at Ernst & Young LLP. Mr. Asnas holds a B.S. degree in Finance from the School of Management at Binghamton University.

Garett Rosenblum	49	Senior Vice President, Chief Accounting Officer

Garett Rosenblum currently serves as Senior Vice President and Chief Accounting Officer of iStar Inc. and Safehold Inc., with responsibility for the overall accounting and reporting functions at both companies. Prior to joining iStar in 2013, Mr. Rosenblum served as the Chief Accounting Officer at Arbor Realty Trust, a publicly traded REIT. Prior to joining Arbor, Mr. Rosenblum served as Director of Accounting at Citi Property Investors, a division of Citigroup. Mr. Rosenblum also spent six years at Ernst and Young LLP where he served both publicly traded real estate clients and private equity real estate funds. Mr. Rosenblum is a graduate of the St. John’s University School of Law where he earned is Juris Doctor degree. He also holds a Bachelor of Science degree in both Finance and Public Relations from Syracuse University. Mr. Rosenblum is a member of the New York State Bar and is a Certified Public Accountant in New York.

Board Committees

Our Board has three standing committees—Audit, Compensation and Nominating and Governance — that are made up entirely of independent directors. The Audit, Compensation, and Nominating and Governance Committees have adopted charters that meet applicable standards prescribed by the NYSE. These charters are available on our website at https://ir.istar.com/corporate-governance/board-of-directors, and will be provided in print, without charge, to any shareholder who requests copies. Our Board appoints special committees from time to time, as necessary.

The Audit Committee is responsible, among other things, for the following matters:

○	appoints, compensates, retains, and oversees the work of our independent registered public accounting firm
○	ensures that procedures are established for handling complaints regarding accounting, internal accounting controls or auditing matters, including the confidential and anonymous submission of “whistleblower” reports by our employees regarding questionable accounting or auditing matters
○	meets periodically with management and our independent registered public accounting firm to review and discuss iStar’s annual audited financial statements and quarterly financial statements
○	meets separately, on a periodic basis, with management, internal auditors, or our personnel responsible for the internal audit function, and with our independent registered public accounting firm
○	receives reports from management of (i) any significant deficiencies in the design or operation of our internal controls and (ii) any fraud involving management or other employees who have a significant role in our internal controls
○	reviews analyses of significant financial reporting issues and judgments made in connection with the preparation of iStar’s financial statements
○	reviews any accounting adjustments, any communications between the audit team and the audit firm’s national office respecting auditing or accounting, and any “management” or “internal control” letter issued, or proposed to be issued, by the auditing firm
○	reviews our hedging policy and the status of hedging transactions on a quarterly basis
○	reviews our credit loss reserve policy and establishment of reserves on a quarterly basis
○	discusses policies with respect to risk assessment and risk management
○	discusses any material legal matters with senior management and the Board
○	ensures that policies are established regarding hiring employees or former employees of the independent auditors
○	reviews annually internal and external audits, if any, of our employee benefit plans and pension plans
○	reviews annually the adequacy of our insurance, management information systems, internal accounting and financial controls, protection of technology and proprietary information, and policies and procedures relating to compliance with legal and regulatory requirements

Our Audit Committee is comprised of Clifford De Souza, Richard Lieb and Barry Ridings. The Board, in its judgment, has determined that all members of our Audit Committee meet the independence requirements of the SEC and the New York Stock Exchange, or NYSE. The Board has also determined that each member of the Audit Committee qualifies as an “audit committee financial expert” within the meaning of the rules of the SEC and that each member of our Audit Committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE.

The Compensation Committee is responsible for overseeing our executive compensation programs. The principal responsibilities of the committee include:

○	approves performance objectives for our senior executives and evaluates the performance of such executives relative to these objectives
○	approves, either as a committee or together with the other independent directors based on a Compensation Committee recommendation, the base salary, annual incentive awards, long-term incentive awards, and other compensation for our Chief Executive Officer
○	approves base salaries, annual incentive awards, long-term incentive awards, and other compensation for our other senior officers and highly compensated employees
○	reviews management’s recommendations and advises management and the Board on compensation programs and policies, such as salary ranges, annual incentive bonuses, long-term incentive plans, equity-based compensation programs, and other group benefit programs offered to employees generally
○	administers the issuance of any award under our long-term incentive plans and other equity compensation programs
○	retains and oversees third party consultants as needed to assist with the Committee’s activities
○	considers and evaluates “Say-on-Pay” voting results and recommends to the Board the frequency with which “Say-on-Pay” resolutions should be presented to the shareholders
○	performs such other duties and responsibilities pertaining to compensation matters as may be assigned by the Board
○	reviews the Compensation Discussion and Analysis and recommends to the full Board that it be included in our proxy statement

Our Compensation Committee is comprised of Barry Ridings, David Eisenberg and Robin Josephs. The Board has determined that all members are independent for purposes of NYSE listing standards.

The Nominating and Governance Committee is responsible, among other things, for the following matters:

○	provides counsel to the Board of Directors with respect to the organization, function, and composition of the Board of Directors and its committees
○	oversees the annual self-evaluation of our Board of Directors and its committees, and the Board’s annual evaluation of management, and report about those reviews to the Board
○	periodically reviews and, if appropriate, recommends to the full Board changes to our corporate governance policies and procedures
○	identifies and recommends to our full Board potential director candidates for nomination
○	recommends to the full Board the appointment of each of our executive officers
○	oversees our ESG programs and ESG risk management

Our Nominating and Governance Committee is comprised of Robin Josephs and Clifford De Souza. The Board has determined that all members are independent for purposes of NYSE listing standards.

In addition to the standing Committees of the Board of Directors, the Board appointed a special committee in March 2022 to consider possible strategic transactions with SAFE in furtherance of our stated business strategy of transitioning our portfolio and business focus to our ground lease strategy. This special committee was comprised of Messrs. Barry Ridings (chair), Clifford DeSouza and Richard Lieb.

Corporate Governance

Governing Documents

Our Board has approved Corporate Governance Guidelines that provide the framework for our corporate governance. The Board reviews these guidelines and other aspects of our governance annually or as needed.

Our Code of Conduct documents the principles of conduct and ethics to be followed by our directors, officers, and employees. The purpose of the Code of Conduct is to promote honest and ethical conduct; compliance with applicable governmental rules and regulations; full, fair, accurate, timely and understandable disclosure in periodic reports; prompt internal reporting of violations of the Code of Conduct; and a culture of honesty and accountability. All of our directors, officers and employees are required to acknowledge that they have received and will comply with the Code of Conduct. We will disclose any material changes to the Code of Conduct, and any waivers that are approved for directors or executive officers, in our public SEC filings and on our website within four business days of any such event.

The Corporate Governance Guidelines and Code of Conduct are available on our website at ir.istar.com/corporate-governance/highlights. We will provide paper copies to our shareholders, without charge, on request.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

Overview

iStar’s current executive compensation program is the product of the comprehensive review undertaken by our Compensation Committee in recent years and the extensive shareholder outreach seeking feedback and input to ensure that our compensation program is aligned with shareholder interests and concerns.

This CD&A details how our executive compensation programs are designed and operate for our named executive officers (“NEOs”), who in 2022 included the following individuals:

Jay Sugarman	Chairman and Chief Executive Officer
Marcos Alvarado	President and Chief Investment Officer
Brett Asnas	Chief Financial Officer
Garett Rosenblum	Chief Accounting Officer

Compensation Philosophy and Guiding Principles

Our compensation programs are designed to foster a strong pay-for-performance culture by ensuring we balance emphasis on near-term and long-term performance. The Compensation Committee, and the Board as a whole, believe this approach is essential given the nature of our portfolio of assets and investment opportunities.

We strive to provide our employees with meaningful reward opportunities while maintaining alignment with shareholder interests and business imperatives. In setting and overseeing the compensation of our executive officers, the Compensation Committee believes our compensation philosophy is best enacted by designing programs and policies to achieve three core objectives:

1.	Attract, motivate and retain executives who contribute to the achievement of our short-term and long-term goals.
2.	Encourage our executives to improve business performance and increase shareholder value by providing a mix of compensation that is primarily performance-based and variable
3.	Align executives’ interests with those of our stockholders by denominating a significant portion of total compensation to ling-term interests that are both performance-based and equity-based

2022 Compensation Program

Our executive compensation program for 2022 consisted of three primary components:

1.	Base salary
2.	Annual incentive award
3.	Long-term incentives

For the named executive officers, the Compensation Committee determines the amounts of these compensation components annually after considering:

○	Each executive’s experience, knowledge, skills and personal contributions
○	iStar’s performance relative to pre-established goals
○	Individual executives’ accomplishments and performance relative to pre-established goals
○	Real estate industry performance, general economic conditions and other macroeconomic factors

Each compensation component is discussed below.

Base Salaries

The Compensation Committee reviews the annual base salaries of our named executive officers at the beginning of every year. Salaries of our NEOs who served during 2022 are shown below.

Named Executive Officer	2022 Base Salary ($)
Jay Sugarman	600,000
Marcos Alvarado	550,000
Brett Asnas	300,000
Garett Rosenblum	300,000

Annual Incentive Plan (AIP)

Our named executive officers, as well as our other employees, are eligible to earn an annual incentive award under the AIP if we achieve financial performance goals approved by the Compensation Committee.

Each year, the Committee discusses and approves performance and payout levels under the AIP after a multi-step process of reviewing our current strategy, business plans and budgets, headcount and roles, and other relevant factors. At the beginning of 2022, the Committee approved the following performance metrics to determine AIP funding:

1.	Adjusted Book Value Per Share

2.	Total Shareholder Return for our common stock compared to benchmark indices

3.	Strategic Framework Success Rate, a scorecard that assesses performance relative to seven predetermined goals directly linked to our strategic framework, as follows:

○	Ground leases originated at SAFE
○	Investment grade unsecured credit rating and capital markets offering
○	Monetization of legacy assets
○	Improved employee engagement score
○	Improved DEI culture score
○	Improved ESG scores with leading ESG rating agencies
○	SAFE stock price

The target performance metrics and corresponding AIP pool target funding levels that were approved by the Compensation Committee for 2022 are set forth in the following table. At year-end, the Committee determined actual performance achieved during 2022 for each of these performance metrics as indicated by the highlighted portions of the table:

Performance	Below
Metric	Threshold	Threshold	Target	High	Weighting
1. Adjusted Book Value Per Share	< $30.00	$30.00	$35.00	$40.00	35%
2. iStar TSR	< 5%	5%	10%	15	35%
3. Strategic Framework Success Rate	< 2/7	2/7	4/7	6/7	30%
Target 2022 AIP Funding/ Payouts	$0M	$16.5M	$19.5M	$22.5M	100%

NOTES:

(1)	See Page 32 of this Amendment for our methodology and calculations of Adjusted Book Value.
(2)	A linear scale of performance targets and payout levels is utilized to determine performance and funding for results that fall between the specified amounts.

Under the terms of the AIP, since our TSR was negative for 2022, AIP pool funding was capped at the threshold level, regardless of level of performance achieved under the established performance metrics.

To account for unanticipated circumstances and external economic factors, including the impact of shifts in timing of our asset transactions, the AIP provides that the Compensation Committee has discretion to adjust the size of the total AIP bonus pool by up to 25% (up or down) based on its assessment of our overall performance; factors relevant to how the performance results were achieved; our financial condition, including liquidity; and other relevant considerations. However, the Committee does not have discretion to override the impact of the TSR modifier when it caps the AIP pool funding amount at the threshold level. The Committee made no discretionary adjustments in approving the total AIP pool funding for 2022.

Based on the actual performance achieved during 2022 compared to the target performance metrics and corresponding AIP pool target funding levels established by the Committee, the Committee approved total AIP pool funding in the amount of $10.0 million for 2022.

AIP Awards for 2022 (Approved and Paid in February 2023)

For services during 2022, 77% of our AIP pool was awarded to employees other than our NEOs. AIP awards were approved and paid in February 2023 for services performed in 2022. In accordance with SEC disclosure rules, the AIP awards are reported in the Summary Compensation Table on page 20 as compensation for the year in which the services were performed.

In approving individual AIP awards to our NEOs for services in 2022, the Committee took into consideration the contributions and accomplishments of each NEO, including their performance with reference to specific individual goals developed for each executive. Mr. Sugarman offered to forego any AIP award for 2022 and the Committee accepted his offer. With respect to our other NEOs:

○	Mr. Alvarado’s AIP award was approved based on his contributions towards achieving significant strategic and operational goals, in particular the strategic combination of the Company and Safehold and related transactions and the internal reorganization necessary to accomplish those transactions, origination of ground lease investments in very challenging market conditions, leading and enabling our key business functions to achieve operating framework targets, and improving our employee engagement scores.

○	Mr. Asnas’ AIP award was approved based on his contributions towards achieving significant progress in capital markets transactions, including reducing debt costs through negotiated exchanges and repurchases of outstanding notes, enhancing our relationships with ratings agencies, including credit rating upgrades, and strategic leadership of our investor relations, treasury and finance functions.

○	Mr. Rosenblum’s AIP award was approved based on his leadership of our accounting department including, after the resignation of our chief financial officer in May 2021, his performance as our temporary interim principal financial officer until February 2022.

The following table lists the AIP awards granted to our NEOs for their services during 2022.

Named Executive Officer	2022 Award ($)
Marcos Alvarado	1,710,000
Brett Asnas	380,000
Garett Rosenblum	222,300

Long-Term Incentive Compensation—iPIP

Long-term incentive compensation for our NEOs has been delivered primarily through the iPIP. The ultimate value of awards, if any, under the iPIP is directly tied to the performance of our assets and investments, as well as our relative TSR performance.

For the long-term incentives under the iPIP, allocations of iPIP points have been granted to our NEOs every two years, and reflect interests in pools of investments made during a two-year period. The most recent iPIP allocations were granted in February 2021 in new 2021-2022 iPIP pools. In its decision-making for these February 2021 iPIP allocations, the Committee utilized a scorecard that reflected performance metrics and qualitative factors approved in the beginning of 2020 and compared the performance achieved against those performance metrics and qualitative factors at year-end 2020. This scorecard was taken into consideration by the Committee in determining the allocation of Points in 2021.

Because PIP points have been granted to our NEOs every two years, our NEOs who received grants of iPIP points in the 2019-2020 iPIP pools in 2021 did not receive any grants of iPIP points in 2022. Since the iPIP program is being terminated in connection with the Merger of the Company and SAFE, no iPIP points were granted in early 2023.

iPIP Distributions Paid in 2022

The following table presents information on payouts to our NEOs during 2022 of amounts available for distribution under the iPIP in respect of vested iPIP points. These distributions were paid 50% in cash and 50% in shares of our common stock. After deducting for applicable tax withholdings, the individual received a net amount of our shares. Payouts were made from the 2013-2014 iPIP pool and also from the 2015-2016 iPIP pool, which represented the final payout from the 2015-2016 iPIP pool. The amounts shown in the table are gross payments, before deducting for applicable tax withholdings.

		Total distributions in respect of vested iPIP points during 2022
Name		Cash ($)	STAR shares (#)
Jay Sugarman	2013-2014 iPIP pool	$5,384,552	226,147
	2015-2016 iPIP pool	$5,437,617	228,375
Brett Asnas	2015-2016 iPIP pool	$34,049	1,430

Garett Rosenblum	2015-2016 iPIP pool	$156,625	6,578

Long-Term Incentive Compensation—LTIP

As noted above, the iPIP is intended to serve as the primary vehicle for providing long-term incentive compensation to our named executive officers, other senior executives, and investment professionals. However, as deemed appropriate, we will also grant equity-based awards under the 2009 LTIP. These awards typically are in the form of restricted stock units (Units) that entitle the holder to receive an equivalent number of shares of our common stock if and when the Units vest.

The Committee utilized a scorecard in determining the allocation of LTIP awards in February 2022, similar to the scorecard described above for awards of iPIP Points granted in 2021.

The scorecard presented below reflects the performance metrics, which were approved in the beginning of 2021, and the performance achieved against those performance metrics, which was assessed at the end of 2021, that were taken into consideration by the Committee in determining the allocation of LTIP awards in February 2022:

Financial Goals (70%)		Exceeded (+), Met (=), or Underperformed (-)		Qualitative Goals (30%)	Exceeded (+), Met (=), or Underperformed (-)
○	Share price performance (Total Shareholder Return)	-	○	Strategic planning (overall vision)	+
○	Liquidity	+	○	Strategic planning (new business positioning)	+
○	Leverage	+	○	Succession planning	=
○	Cash Flow	+	○	Investor relations / outreach	+
○	Adjusted book value per share	-	○	Corporate culture / engagement	=

In February 2022, the Compensation Committee granted LTIP awards to our NEOs as shown in the table below. The LTIP awards were granted in recognition of service and performance during 2021, in the form of Units scheduled to cliff vest in one installment in January 2025. On vesting, the Units entitle the holder to receive an equivalent number of shares of our Common Stock, net of applicable tax withholdings.

Executive	LTIP Awards (Units) Awarded in 2022 (#)	Grant Date Value ($)
Marcos Alvarado	33,838	850,000
Brett Asnas	10,948	275,000
Garett Rosenblum	4,977	125,000

Performance-Based Pay

The Compensation Committee allocates pay among base salary, short-term incentives, and long-term incentives to emphasize performance-based, variable compensation. This mix ensures the appropriate alignment of executive compensation with financial performance and shareholder value creation. Notably, a substantial majority of the compensation opportunity for our CEO and is delivered through iPIP, a long-term, performance-based incentive compensation program.

As noted above, iPIP awards are granted every two years and accordingly, our NEOs did not receive grants of any iPIP points in respect of service in 2022. Also, our CEO offered to forego any AIP award for 2022 and the Committee accepted his offer. As reported in the Summary Compensation Table on page 20, our CEO’s total direct compensation in 2022 was comprised 86.6% of base salary which is fixed and 11.5% of performance-based compensation, consisting of the portion of his 2021 AIP award paid in 2022 in the form of shares of iStar common stock.

As reported in the Summary Compensation Table on page 20, our other NEOs’ total direct compensation in 2022 was comprised 20.5% of base salary and 78.3% of performance-based compensation, consisting of their AIP cash awards (41.3%), LTIP awards (22.3%) and the portion of 2021 AIP awards paid in 2022 in the form of shares of iStar common stock (14.7%).

Merger Related Compensation Actions

In connection with the Merger, Spin-Off and related transactions, the Committee approved the following compensation actions, which affect our NEOs and other employees:

•	RSU Vesting: All unvested RSUs outstanding as of the closing date of the Merger will become fully vested in connection with the closing, and holders will receive the same merger consideration as holders of our common stock.

•	iPIP Terminations and Distributions: All iPIP plans will terminate, unvested iPIP interests will vest and distributions will be made to participants in the 2013/2014, 2017/2018 and 2019/2020 plans. The 2015/2016 plan previously terminated.

•	Merger Retention Awards: The Committee approved a retention pool comprised of $7.5 million in cash and 275,000 shares of Safe common stock owned by iStar. Cash retention awards are subject to clawback if the employee resigns or is terminated for cause before the earlier of the closing of the Merger or September 30, 2023. Mr. Sugarman was initially allocated a cash retention award, but as part of an employee reduction in force, he offered to forego such award and the Committee accepted his offer.

•	New RSU Awards: The Committee and the compensation committee of Safe approved $25.0 million in new RSU awards to be granted in connection with the closing of the Merger in respect of service after the Merger. The new RSUs will vest proportionately over four years, subject to the recipient's continued employment through each vesting date.

In making the compensation decisions related to the Merger, the Committee considered that one of the purposes of combining iStar and Safe is to create a pure-play, internally-managed ground lease company; therefore, it would be appropriate for the new combined company to terminate pre-merger incentive compensation arrangements such as iPIP and start with new incentive compensation arrangements that are appropriate for its business. In addition, the Committee focused on creating retention arrangements to retain personnel who are important to executing the Merger, Spin-Off and related transactions successfully, managing the transitions of iStar, Safehold and Star Holdings to their post-transaction businesses and corporate structures and executing the post-transaction business strategies of the combined company and Star Holdings, the separate public company formed to acquire and operate iStar’s remaining legacy non-ground lease assets that is being distributed to the iStar’s stockholders in the Spin-Off.

The following table presents information on these compensation payments made to our NEOs in 2023 in connection with the Merger and related transactions, described above, including (a) payments of shares of our common stock on accelerated vesting of iStar RSUs and shares of Safe common stock paid as accrued special dividend on iStar RSUs, (b) payments of amounts available for distribution on termination of iPIP in respect of vested points in the 2013/2014 iPIP pool (paid 50% in cash and 50% in shares of our common stock) and the 2017/2018 and 2019/2020 iPIP pools (paid in shares of Safe common stock), (c) retention bonuses paid in cash and shares of Safe common stock, and (d) grants of Safe RSUs for shares of Safe common stock vesting proportionately over four years. The amounts shown in the table are gross payments, before deducting for applicable tax withholdings.

	(a) Accelerated STAR RSUs		(b) iPIP Payouts (2013/2014, 2017/2018 and 2019/2020 pools)			(c) Retention Bonus Payments		(d) SAFE RSUs
Name	iStar shares (#)	Safe shares (#)	Cash ($)	iStar shares (#)	Safe Shares (#)	Cash ($)	Safe Shares (#)	Safe Shares (#)
Jay Sugarman	-	-	$351,747	50,535	1,516,768	-	96,625	173,064

Marcos Alvarado	81,807	6,263	-	-	681,913	$1,290,000	58,500	173,064

Brett Asnas	26,468	2,027	-	-	27,277	$445,000	11,500	60,105

Garett Rosenblum	10,621	814	-	-	32,618	$167,700	4,000	8,654

For a description of compensation actions approved by Safe’s Compensation Committee, including actions taken in 2023 related to the Merger and related transactions, see Safe’s Form 10-K/A (Amendment No. 1) dated March 30, 2023, filed with the SEC.

Risk and Compensation

We believe that both the company and our individual employees should focus on identifying, pricing, managing, and monitoring risk, with the objective of achieving attractive, long-term, risk-adjusted returns for our shareholders. Our compensation program is designed to support and motivate our employees in achieving this objective without encouraging excessive risk-taking. We believe the following attributes contribute to an executive compensation program that does not create risks that are reasonably likely to have a material adverse effect on iStar.

o	Appropriate pay mix. We rely on an assortment of compensation elements—both fixed and variable, cash and equity-based, and short- and long-term—to ensure our executives focus on objectives that help us achieve our business plans and create alignment with long-term shareholder interests.

o	Focus on long-term performance-based compensation. A significant portion of the compensation we pay our senior executives consists of long-term incentive awards that vest over multiple years. These awards will not pay out until iStar earns a complete return of our invested capital, as well as actual or imputed interest and a preferred return hurdle rate, and any payouts are subject to reduction if our total shareholder return is below market.

o	iStar executives are also stockholders. Our NEOs, other executive officers, and directors must comply with rigorous stock ownership guidelines.

o	Reduced incentive for misconduct. Our clawback policy allows us to recover incentive compensation paid to an executive in the event such executive’s fraud, willful misconduct, or violation of a company policy leads to a restatement of our financial statements or negative revision of a financial measure used to determine that incentive compensation.

o	No hedging or pledging. Our executives and directors are prohibited from engaging in transactions that hedge the risk of owning iStar common stock. In addition, directors, officers, and other employees may not pledge our securities as collateral for a loan or hold iStar securities in a margin account except with prior approval in accordance with guidelines approved by our board from time to time.

o	No guaranteed employment. We have no employment agreements with executive officers. All of our executives are employed on an “at will” basis and may be terminated with or without cause at any time. Similarly, our executives have no “golden parachute” or “golden coffin” arrangements. Taken as a whole, our compensation arrangements reward executives for appropriately identifying and managing risks, but provide no guaranteed “safety net” if they are ineffective in doing so. Moreover, the structure of our incentive compensation program ensures that any loss of value to our shareholders is shared by management.

Compensation Governance

In addition to structuring our compensation programs with objective, predetermined goals, and providing for direct oversight by our Compensation Committee, we employ a number of features to enhance our compensation governance, as described below.

Stock Ownership Guidelines

Our non-employee directors, executive officers, and other senior officers are expected to maintain equity ownership interests having at least minimum prescribed values. Our ownership guidelines in effect for 2022 are as follows:

5x	10x	6x	3x
Annual cash retainer ($500,000) Non-Employee Director	Base salary ($6 million) Chairman and Chief Executive Officer (CEO)	Base salary ($3.3 million) President and Chief Investment Officer	Base salary ($0.9 million) Chief Financial Officer and other CEO direct reports

Non-employee directors and officers have five years from the date they are elected to the board or appointed to an officer position, as the case may be, to satisfy the ownership guidelines. All of our non-employee directors and named executive officers are currently in compliance with the guidelines.

Clawback Policy

We have a “clawback” policy that is reflected in the provisions of our incentive compensation awards. If we determine that an employee has engaged in fraud, willful misconduct, or violation of a company policy, and we further determine that misconduct caused or contributed to a material restatement or adjustment of iStar’s financial results within two years after the period presented, or caused a material negative revision of a financial measure used to determine incentive compensation, the Compensation Committee will review performance-based compensation awarded to that employee and, if appropriate, seek recoupment of an appropriate portion of such award.

Insider Trading Policies and Procedures

The federal securities laws prohibit a company’s directors, officers, employees and other “insiders” from engaging in securities trading on the basis of material, non-public information. It is our policy, without exception, to comply with all applicable laws and regulations in conducting our business. Accordingly, iStar has adopted an insider trading policy that prohibits each member of our Board of Directors and each of our officers and other employees from buying or selling our securities on the basis of material, non-public information, and from assisting or working in concert with others to do so. We impose “blackout periods” on a quarterly basis, and otherwise as appropriate, that prohibit insiders from trading in our securities, and require that any trading by an insider must be approved in advance by our compliance officer.

Tax Considerations

Section 162(m) of the Internal Revenue Code generally limits tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million annually. Prior to enactment of the Tax Cuts and Jobs Act in November 2017, Section 162(m) included an exception for performance-based compensation that meets specific requirements. This exception has now been repealed, subject to certain grandfathered exceptions, which means employers generally lose the deduction for compensation to covered executives in excess of  $1 million. Notwithstanding the loss of the exception for performance-based compensation, the Compensation Committee generally intends to continue to utilize the grandfathering rule under the Tax Cuts and Jobs Act where available. However, the Compensation Committee reserves the right to pay nondeductible compensation.

Roles and Responsibilities in Setting Named Executive Officer Compensation

Compensation Committee

The Committee is currently made up of three independent directors and reports to the Board.

The Compensation Committee reviews and approves overall compensation philosophy and strategy, as well as the compensation programs in which executive officers participate. Ultimately, the Compensation Committee is responsible for:

○	approving specific compensation for the executive officers

○	determining the form and amount of that compensation

○	aligning executive compensation with shareholders’ interests

To that end, at the beginning of each year the Compensation Committee works with the CEO to set company performance goals and benchmarks for individual executive performance that we expect will positively influence shareholder value. At the end of each year, the Compensation Committee, taking into consideration the CEO’s recommendations for his direct reports, determines and approves specific compensation amounts for our executive officers.

With respect to the CEO, the Compensation Committee annually:

○	reviews and approves objectives

○	evaluates the CEO’s performance against those objectives and iStar’s overall performance

○	determines the CEO’s compensation level based on that evaluation

When appropriate, members of the Compensation Committee engage with shareholders and other stakeholders to seek input on executive compensation matters.

The Compensation Committee has authority to retain independent compensation consultants and legal counsel to assist it in fulfilling its obligations.

Independent Compensation Consultant

Pay Governance, an independent executive compensation consultant, has been retained by the Committee since 2012 to provide consulting advice on matters of governance and executive compensation.

As requested by the Compensation Committee, Pay Governance performs the following services:

○	provides advice and opinion on the appropriateness and competitiveness of our executive compensation programs relative to market practice

○	provides advice on our compensation strategy and our internal compensation-setting processes and governance

○	attends Compensation Committee meetings

Chief Executive Officer

The CEO is supported by other members of the senior management team in setting goals and measuring company and individual performance.

The CEO works with iStar’s other executive officers to set performance goals for the company and individual executives, as appropriate, at the beginning of each year. Using that collective insight, the CEO recommends incentive plan designs and goals for the Compensation Committee’s review and approval.

The CEO makes recommendations to the Compensation Committee regarding compensation for the NEOs after reviewing iStar’s overall performance and each executive’s personal contributions. The CEO incorporates numerous qualitative factors into his recommendations. The CEO does not participate in the Committee’s executive session discussions or deliberations related to his own compensation.

Compensation Committee Report

In connection with our oversight of the compensation programs of iStar Inc., we, the members of the Compensation Committee listed below, have reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Amendment. Based upon this review and discussion, the Compensation Committee has recommended to iStar’s board of directors that the Compensation Discussion and Analysis be included in this Amendment to iStar’s 2022 annual report on Form 10-K.

Submitted by the Compensation Committee
Barry Ridings (Chairman)
Robin Josephs
David Eisenberg

Chief Executive Officer Pay Ratio

For 2022, the ratio of the annual total compensation of Mr. Sugarman, our CEO, to the median of the annual total compensation of all of our employees other than our CEO (“Median Annual Compensation”) was 3 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of SEC Regulation S-K using the data summarized below. For purposes of this disclosure, we refer to the employee who received Median Annual Compensation as the “Median Employee.” The date used to identify the Median Employee was December 31, 2022.

To identify the Median Employee, we first determined our employee population as of December 31, 2022. On that date, iStar and our consolidated subsidiaries collectively had 117 employees. This number includes both full-time and part-time employees, but not independent contractors or “leased” workers. We then measured compensation for the period beginning on January 1, 2022 and ending on December 31, 2022 for these employees. This compensation measurement was calculated by totaling, for each employee, gross taxable earnings, including salary and bonuses as shown in our payroll and human resources records for 2022. We annualized compensation for any employee who worked for less than the full year.

For purposes of calculating this ratio, we used the total compensation of  $693,050 reported for Mr. Sugarman in the Summary Compensation Table for 2022. Median Annual Compensation for 2022 was $218,419. This amount was calculated by totaling all applicable elements of compensation for our Median Employee for 2022 in accordance with Item 402(c)(2)(x) of Regulation S-K.

Summary Compensation Table

The following table and the accompanying footnotes set forth compensation information for the past three years for our named executive officers who served during 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)	Total ($)
Jay Sugarman	2022	600,000	—	80,000	(5)	-	(4)	13,050	693,050
Chairman and Chief	2021	600,000	—	1,389,405	(5)	320,000		18,033	2,327,438
Executive Officer	2020	600,000	—	—		320,000		15,522	935,522
Marcos Alvarado	2022	550,000	—	1,450,000	(5)	1,710,000		19,118	3,729,118
President and Chief	2021	550,000	—	2,589,405	(5)	2,650,000		16,685	5,806,089
Investment Officer	2020	550,000	—	800,000	(5)	1,720,000		15,498	3,085,498
Brett Asnas Chief Financial Officer (6)	2022	300,000	—	420,000	(5)	380,000		19,449	1,119,449
Garett Rosenblum Chief Accounting Officer (7)	2022	300,000	—	203,000	(5)	222,300		23,321	748,621
	2021	300,000	—	264,752	(5)	372,000		14,509	951,261

(1)	Amounts reported in the “Stock Awards” column include our performance-based iPIP awards, which vest over six years. Amounts reported in this column include the dollar value of iPIP points granted in the year listed. The executives realized no value and did not receive income at the time these awards were granted. Actual payments will be made to the executives in respect of these awards only if meaningful performance hurdles are achieved by iStar’s investments and long vesting periods are satisfied. In addition, iPIP payouts will be reduced if our TSR underperforms.

The values of the iPIP awards are based on the grant date fair value calculated in accordance with FASB ASC Topic 718 (without regard to forfeitures) based on various assumptions with respect to forecasted investment originations, expected realization dates of investments (including maturities or sale dates), asset-specific leverage, corporate leverage, investment returns, credit losses, and other relevant factors. These assumptions are subject to risks and uncertainties that may cause actual results or outcomes to differ materially. Refer to Note 14 of our consolidated financial statements in our 2022 10-K Report for further details.

Amounts reported in the “Stock Awards” column for 2021 include the dollar value of iPIP points granted in 2021 to our named executive officers in the 2021-2022 iPIP pools. Starting in 2019, awards of iPIP points are intended as two-year awards; accordingly, no iPIP points were awarded in 2020 to our NEOs.

(2)	Amounts reported in the “Non-Equity Incentive Plan Compensation” column include cash awards paid under our AIP to our named executive officers. Pursuant to the SEC’s disclosure rules and regulations, cash bonuses paid under the AIP are reported under the “Non-Equity Incentive Plan Compensation” column for the year in which services were performed

(3)	Amounts reported in the “All Other Compensation” column include our matching contributions to the accounts of our named executive officers in our 401(k) Plan, additional compensation attributable to certain life and disability insurance premiums, and accrued dividend equivalents paid upon the vesting of our long-term incentive awards.

(4)	No annual incentive award was paid to Mr. Sugarman under our AIP for services in 2022.

(5)	Amounts reported in the “Stock Awards” column for 2022 for Mr. Sugarman include the dollar value of shares of our common stock issued in February 2022 as part of his annual incentive awards for services rendered in 2021, which shares were fully vested but subject to sales restrictions for specified periods, based on the grant date fair value of such awards calculated in accordance with FASB ASC Topic 718.

Amounts reported in the “Stock Awards” column for 2021 for Mr. Sugarman include the dollar value of shares of our common stock issued in February 2021 as part of his annual incentive awards for services rendered in 2020, which shares were fully vested but subject to sales restrictions for specified periods based on the grant date fair value of such awards calculated in accordance with FASB ASC Topic 718.

Amounts reported in the “Stock Awards” column for 2022 for Mr. Alvarado, Mr. Asnas and Mr. Rosenblum include the dollar value of (a) shares of our common stock issued in February 2022 as part of their annual incentive awards for services rendered in 2021, which shares were fully vested but subject to sales restrictions for specified periods, and (b) LTIP awards in the form of restricted stock units (Units) granted in February 2022, which Units vest at the end of three years, based on the grant date fair value of such awards calculated in accordance with FASB ASC Topic 718. The fair value of the time-based Units was calculated based upon the share price of our common stock at the date of grant.

Amounts reported in the “Stock Awards” column for 2021 for Mr. Alvarado and Mr. Rosenblum include the dollar value of (a) shares of our common stock issued in February 2021 as part of his annual incentive awards for services rendered in 2020, which shares were fully vested but subject to sales restrictions for specified periods, and (b) LTIP awards in the form of restricted stock units (Units) granted in February 2021, which Units vest at the end of three years, based on the grant date fair value of such awards calculated in accordance with FASB ASC Topic 718. The fair value of the time-based Units was calculated based upon the share price of our common stock at the date of grant.

Amounts reported in the “Stock Awards” column for 2020 for Mr. Alvarado include the dollar value of (a) shares of our common stock issued in February 2020 as part of his annual incentive awards for services rendered in 2019, which shares were fully vested but subject to sales restrictions for specified periods, and (b) LTIP awards in the form of restricted stock units (Units) granted in February 2020, which Units vest at the end of three years, based on the grant date fair value of such awards calculated in accordance with FASB ASC Topic 718. The fair value of the time-based Units was calculated based upon the share price of our common stock at the date of grant.

(6)	Mr. Asnas was appointed as our and Safe’s Chief Financial Officer in February 2022.

(7)	Mr. Rosenblum served as our and Safe’s temporary interim principal financial officer from May 2021 to February 2022.

Grants of Plan-Based Awards

The following table includes information on plan-based awards granted to our named executive officers who served during 2022.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or	Grant Date
Name	Date	Target (#)		Threshold (#)	Target (#)		(#)	Units (#)	Fair Value ($)
Jay Sugarman	2/28/22		(1)			(1)		3,185	80,000	(2)
Marcos Alvarado	2/28/22		(1)			(1)		33,838	850,000	(2)
	2/28/22							23,885	600,000	(2)
Brett Asnas	2/28/22		(1)			(1)		10,948	275,000	(2)
	2/28/22							5,772	145,000	(2)
Garett Rosenblum	2/28/22		(1)			(1)		4,977	125,000	(2)
	2/28/22							3,105	78,000	(2)

(1)	As described more fully in “Compensation Discussion and Analysis-Annual Incentive Awards,” each year, the Compensation Committee establishes a performance measure and determines the target amount for our total annual incentive pool. The total annual incentive pool is funded after year-end based on how we perform compared to the designated performance measure. Individual employees’ payouts from the pool are determined on a discretionary basis by the Compensation Committee. During 2022, there were no Threshold, Target or Maximum amounts established for individual employees’ payouts under the annual incentive award program.

(2)	Amounts reported in the “Grant Date Fair Value” column also include the dollar value of LTIP and AIP awards granted to our named executive officers based on the grant date fair value of such awards calculated in accordance with FASB ASC Topic 718 (without regard to forfeitures). The fair values of the awards were calculated based upon the share price at the date of grant. Refer to Note 14 of our consolidated financial statements in our 2022 10-K Report for further details.

Outstanding Equity Awards

The following table shows all outstanding equity awards at the end of 2022 held by our named executive officers who served during 2022, which include unvested iPIP points and unvested Units.

Outstanding Equity Awards at Fiscal 2022 Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jay Sugarman	—		—		(2)	42,529,298	(2)
Marcos Alvarado	98,330	(3)	750,258		(2)	18,850,000	(2)
Brett Asnas	23,201	(3)	177,024		(2)	754,000	(2)
Garett Rosenblum	17,230	(3)	131,465		(2)	902,500	(2)

(1)	The market value of unvested Units is calculated by multiplying the number of Units by $7.63, the closing market price of our common stock on December 31, 2022.

(2)	The estimated fair values of iPIP Points were calculated as of December 31, 2022, based on various assumptions with respect to forecasted investment originations, expected realization dates of investments (including maturities or sale dates), asset-specific leverage, corporate leverage, investment returns, credit losses, and other relevant factors. These assumptions are subject to risks and uncertainties that may cause actual results or outcomes to differ materially. Refer to Note 14 of our consolidated financial statements in our 2022 10-K Report for further details. Amounts shown for Mr. Sugarman, Mr. Asnas and Mr. Rosenblum represent estimated fair values of Points in the 2013-2014 iPIP pools and the 2015-2016 iPIP pools and are net of amounts distributed to them in respect of vested points in 2013-2014 short-term iPIP pool and 2015-2016 short-term iPIP pool, which were paid 50% in cash and 50% in shares of our common stock, net of applicable tax withholdings. As noted above under “Merger Related Compensation Actions,” all iPIP plans will terminate, unvested iPIP interests will vest and distributions will be made to iPIP participants in accordance with iPIP provisions.

(3)	In February 2020—2022, Mr. Alvarado, Mr. Asnas and Mr. Rosenblum were granted LTIP awards in the form of Units that will vest over a three-year vesting period and, on vesting, entitle the holder to receive an equivalent number of shares of our Common Stock, net of applicable tax withholdings. These LTIP awards were granted in recognition of their service and performance during 2019—2021. As noted above under “Merger Related Compensation Matters,” all unvested Units will become vested as of the Merger closing date.

Stock Vested in Fiscal 2022

The following table presents information for our named executive officers relating to stock awards that vested during 2022.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Jay Sugarman	3,185	80,000
Marcos Alvarado	27,695	692,000
Brett Asnas	10,534	260,000
Garett Rosenblum	11,296	275,800

(1)	Mr. Sugarman, Mr. Alvarado, Mr. Asnas and Mr. Rosenblum received 1,902, 12,732, 5,987 and 6,904 net shares of our common stock, respectively, upon vesting of these award of Units, after deduction of shares for applicable tax withholdings.

No Pension or Deferred Compensation

We do not maintain any tax-qualified defined benefit plans, supplemental executive retirement plans, or similar plans for which information is required to be reported in a pension benefits table. Similarly, we do not maintain any non-qualified deferred compensation plans for which information is required to be reported.

Employment Agreements with Executive Officers

We do not have employment agreements with any of our named executive officers.

Change-in-Control or Similar Arrangements

None of our named executive officers are party to any automatic “single trigger” change-in-control arrangements that provide for compensation (including accelerated vesting of stock awards) in the event of a change in control, however, our Compensation committee retains discretion to accelerate the vesting of unvested incentive awards in connection with a Change-in-Control transaction as it did in connection with the Merger. See “Compensation Discussion and Analysis – Merger Related Compensation Actions”.

The iPIP and the terms of applicable award agreements granted to our named executive officers include certain provisions relating to a termination of employment. Except as described below, all unvested iPIP points will be forfeited upon a termination of employment.

Termination for cause. If a participant’s employment is terminated for “cause” (as defined in the iPIP), then all iPIP points, whether vested or unvested, will be forfeited.

Termination due to death or disability. If a participant’s employment is terminated due to death or disability, then the participant’s number of vested iPIP points will be increased as of the date of such termination to the next vesting level. For example, if the participant was not yet vested in any points at the time of such termination, the participant’s vested points will be increased to 40%. If there had been such a termination due to death or disability on December 31, 2022, the vested points of our named executive officers would have increased to the following amounts: 100% points in the 2013-2014 iPIP pools (no increase), 100% points in the 2015-2016 iPIP pools (no increase), 100% points in the 2017-2018 iPIP pools, 70% points in the 2019-2020 iPIP pools and 55% points in the 2021-2022 iPIP pools.

Retirement. If a participant’s employment is terminated as a result of the participant’s “retirement” (defined in the iPIP and described below) prior to the first anniversary of the commencement of an iPIP pool, the unvested points are forfeited. If a participant’s employment is terminated as a result of the participant’s “retirement” following the first anniversary of the commencement of an iPIP pool, then 50% of the participant’s unvested points in that pool are forfeited and the remaining 50% will continue to vest, pro rata, on the same schedule as if the participant had not retired. Any such points that vest following retirement will be forfeited if the participant competes with iStar, but the participant will not be required to repay any amounts previously received unless the board exercises its authority under our “clawback” policy. For purposes of this partial vesting, “retirement” is defined in the iPIP to mean retirement from iStar after age 60, and with a sum of age plus years of service equal to at least 70.

Termination after a change in control. If, after a change in control, a participant’s employment is terminated by iStar (or its successor) without cause or by the participant for “good reason,” (as defined in the iPIP) then the participant’s unvested iPIP points will continue to vest on the same schedule as if the participant had not incurred such termination.

Following a formal determination by the board to proceed with a liquidation of the company, all participants will become 100% vested in their respective iPIP points if their employment is terminated thereafter by us without cause or by the participant for good reason.

The iStar Inc. Severance Plan provides separation benefits in the event an employee is terminated without cause, on terms that are available generally to all salaried employees.

Director Compensation

The compensation program for our non-employee directors provides for the following annual payments:

Role	Annual Cash Retainer, Paid in Quarterly Installments ($)	Annual Award of Restricted Shares of Common Stock or Common Stock Equivalents (CSEs), at the Director’s Option(1) ($)
Non-Employee Directors	$100,000	$125,000
Committee Chairs:
○ Audit	40,000	—
○ Compensation	40,000	—
○ Nominating and Governance	16,000	—
Committee Members:
○ Audit	15,000	—
○ Compensation	15,000	—
○ Investment	10,000	—
○ Nominating and Governance	10,000	—
Lead Director		75,000

(1)	The number of restricted shares of common stock or CSEs is based on the average NYSE closing price for our common stock for the twenty days prior to the date of the annual shareholders meeting.

In addition to the standing Committees of the Board of Directors, the Board appointed a special committee in March 2022 to consider possible strategic transactions with SAFE in furtherance of iStar’s stated business strategy of transitioning its portfolio and business focus to its ground lease strategy. This special committee was comprised of Messrs. Barry Ridings (chair), Clifford DeSouza and Richard Lieb. The Board approved compensation to the members of the special committee in the form a cash retainer of $75,000 each, payable in quarterly installments.

Directors do not receive additional fees for attending board or committee meetings.

Restricted shares or CSEs are granted effective on the date of the annual stockholders meeting and generally vest after one year, on the date of the next annual stockholders meeting. Dividends will accrue in respect of the restricted shares and CSEs from the date of grant as and when dividends are paid on the common stock, but such dividends will not be paid unless and until the associated restricted shares or CSEs vest. Dividends on CSEs are paid in the form of additional CSEs credited to the directors’ accounts, based on the amount of the dividend and the value of a share of our common stock on the dividend payment date.

Under the Non-Employee Directors’ Deferral Plan, directors may defer the receipt of some or all of their compensation.

Pursuant to our Non-Employee Director Share Election Program, our non-employee directors may elect to receive shares of our common stock in lieu of the cash retainers payable to them for their service on the Board of Directors. Mr. Eisenberg has made such an election, effective with the payment of retainers for his services during the first quarter of 2021.

The table below summarizes the compensation information for our non-employee directors for the fiscal year ended December 31, 2022. Jay Sugarman is not included in this table as he is our employee and receives no additional compensation for his services as a director.

Name	Fees Earned or Paid in Cash ($)		Stock Awards(1) ($)		All Other Compensation(2) ($)	Total ($)
Clifford De Souza	$206,250		113,592			319,842
David Eisenberg	126,250	(3)	113,592	(3)	5,000	244,842
Robin Josephs	131,000		181,737		5,000	317,737
Richard Lieb	179,250		113,592			292,842
Barry Ridings	211,250		113,592		5,000	329,842

(1)	Amounts included in the “Stock Awards” column reflect the grant date fair value of restricted share awards made to directors in 2022 computed in accordance with FASB ASC Topic 718 (without regard to forfeitures). These awards were made to the directors under the Non-Employee Directors’ Deferral Plan. Directors may elect to receive these awards in the form of restricted shares of common stock or CSEs. No directors have presently elected to receive CSEs. The restricted share awards or CSEs are valued using the closing price of our common stock on the date of grant. Restricted shares are subject to a one-year vesting period from the grant date.

As of December 31, 2022, the directors held the following aggregate amounts of previously-awarded CSEs and restricted shares:

	Clifford De Souza	David Eisenberg	Robin Josephs	Richard Lieb	Barry Ridings
CSEs	—	—	111,247	—	9,840
Restricted shares	6,956	6,956	11,129	6,956	6,956

(2)	Our directors are eligible to participate in our broad-based matching gifts program under which we will donate funds equal to contributions made by directors or employees to qualified nonprofit organizations, up to a maximum annual matching contribution per individual of $5,000 for directors and senior officers, $2,500 for other officers, and $1,500 for other employees. Our directors also are eligible for reimbursement of the costs of attending continuing director education programs. Amounts included in the “All Other Compensation” column include any matching gifts made by us on behalf of the director and any education costs reimbursed by us to the director.

(3)	Mr. Eisenberg has elected to receive shares of our common stock in lieu of cash retainers effective with the payment for services as a director during first quarter of 2021.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information available to us with respect to any common stock and Series D preferred stock owned by our directors, nominees for director, executive officers, and any individual or group of shareholders known to be the beneficial owner of more than 5% of our issued and outstanding common stock and Series D preferred stock as of March __, 2023. This table includes options, if any, that are currently exercisable or exercisable within 60 days of the date of this proxy statement, and CSEs and restricted shares of our common stock awarded to non-employee directors under the iStar Inc. Non-Employee Directors’ Deferral Plan that are or will be fully vested within 60 days.

Name and Address of Beneficial Owners(1)	Common Stock Beneficially Owned(1)		% of Basic Common Stock Outstanding(2)	Series D Preferred Stock Beneficially Owned(1)	% of Series D Preferred Stock Outstanding(2)
Marcos Alvarado(3)	73,133		*	—	—
Brett Asnas	42,944		*	—	—
Clifford De Souza(3)	84,307	(4)	*	—	—
David Eisenberg(3)	43,053	(5)	*	—	—
Robin Josephs(3)	194,537	(6)	*	—	—
Richard Lieb(3)	41,637	(7)	*	—	—
Barry W. Ridings(3)	119,385	(8)	*	—	—
Jay Sugarman(3)	2,959,952	(9)	3.4%	2,000	*
BlackRock, Inc. 55 E. 52nd Street New York, NY 10055	16,162,633	(10)	18.6%	—	—
FMR LLC 245 Summer Street Boston, MA 02210	6,306,977	(11)	7.3%	—	—
The Vanguard Group 100 Vanguard Blvd., Malvern, PA 19355	13,657,882	(12)	15.7%	—	—
All executive officers and directors as a group (8 persons)	3,558,948		4.1%	2,000	*

*	Less than 1%.
(1)	Except as otherwise indicated and subject to applicable community property laws and similar statutes, the person listed as the beneficial owner of shares has sole voting power and dispositive power with respect to the shares. Does not include shares to be acquired in connection with the Merger and related transactions, described elsewhere herein.
(2)	As of March 23, 2023, 86,836,196 shares of common stock were outstanding and 4,000,000 shares of Series D preferred stock were outstanding.
(3)	c/o iStar Inc., 1114 Avenue of the Americas, 39th Floor, New York, NY 10036.
(4)	Includes 77,351 shares owned directly by Mr. De Souza and 6,956 restricted shares of common stock owned directly that will be fully vested within 60 days.
(5)	Includes 36,097 shares owned directly by Mr. Eisenberg and 6,956 restricted shares of common stock owned directly that will be fully vested within 60 days.
(6)	Includes 11,129 restricted shares owned directly by Ms. Josephs that will be fully vested within 60 days, and 86,309 CSEs held under the iStar Inc. Non-Employee Directors’ Deferral Plan that are fully vested. Also includes 170,268 shares owned indirectly through family trusts and 13,140 shares owned indirectly through an IRA, as to which Ms. Josephs disclaims beneficial ownership, except to the extent of any pecuniary interest therein.
(7)	Includes 34,681 shares owned directly by Mr. Lieb and 6,956 restricted shares of common stock owned directly that will be fully vested within 60 days.

(8)	Includes 104,795 shares owned directly by Mr. Ridings, 6,956 restricted shares of common stock that will be fully vested within 60 days, and 7,634 CSEs held under the iStar Inc. Non-Employee Directors’ Deferral Plan that are fully vested.
(9)	Includes 2,349,125 shares of common stock owned directly by Mr. Sugarman and 40,544 shares owned indirectly through Mr. Sugarman’s spouse. Also includes 151,866 shares owned indirectly through family trusts and 418,417 shares owned indirectly through a foundation, as to which Mr. Sugarman disclaims beneficial ownership, except to the extent of any pecuniary interest therein.
(10)	This beneficial ownership information is based solely on a Schedule 13G, dated February 10, 2023, as amended, filed with the SEC by BlackRock, Inc. and a review of public filings by the funds reported as beneficial owners in that Schedule 13G.
(11)	This beneficial ownership information is based solely on a Schedule 13G, dated February 9, 2023, as amended, filed with the SEC by FMR LLC and Ms. Abigail P. Johnson.
(12)	This beneficial ownership information is based solely on a Schedule 13G, dated February 9, 2023, as amended, filed with the SEC by The Vanguard Group.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Related Party Transactions

It is the policy of our Board of Directors that all transactions between iStar and a “related party” must be approved or ratified by at least a majority of the members of the Board who have no financial or other interest in the transaction. For this purpose, a related party includes any director or executive officer, any nominee for director, any shareholder owning 5% of more of our outstanding shares, and any immediate family member of any such person.

In determining whether to approve or ratify a related party transaction, the Board will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and the extent of the related party’s interest in the transaction. No director will participate in any discussion or approval of a related party transaction for which such director is a related party, except that such a director will provide all material information concerning the related party transaction to our board.

If a related party transaction will be ongoing, the board may establish guidelines for management to follow in its ongoing dealings with the related party. The Board may delegate to our Nominating and Governance Committee the authority to review and assess, on at least an annual basis, any such ongoing relationships with the related party to confirm they are in compliance with the board’s guidelines.

All related party transactions will be disclosed in our applicable filings with the SEC as required under SEC rules.

Our subsidiary is the external manager of Safehold Inc. (“SAFE”) pursuant to a management agreement, which is publicly available on the SEC’s website as an exhibit to Original Filing (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2020). We are also SAFE’s largest shareholder. Our Board has adopted specific procedures with respect to transactions in which SAFE is also a participant: such transactions must be approved by majority of our independent directors on our Board.

We have participated in certain of SAFE’s ground lease investment transactions, as a seller of land or by providing financing to SAFE’s ground lease tenants. These transactions were approved in accordance with our policy with respect to transactions in which SAFE is also a participant, described above. As previously reported in the Original Filing, here is a summary of these transactions during 2022:

○	In June 2020, an entity in which the Company owned a noncontrolling interest acquired the leasehold interest in an office laboratory property in Honolulu, HI and simultaneously entered into a 99-year Ground Lease with SAFE. In November 2021, the Company acquired the property from the entity. The Company sold the property in the first quarter of 2022. Prior to the sale, SAFE paid $0.3 million to terminate a purchase option that allowed the Company to purchase the land at the expiration of the Ground Lease.

○	In January 2022, the Company and SAFE entered into an agreement pursuant to which SAFE would acquire land and a related Ground Lease originated by the Company when certain construction related conditions are met. The Company sold the Ground Lease to SAFE in July 2022 for $36.0 million when the construction related conditions were met and recognized a gain of $1.0 million in “Income from sales of real estate” in its consolidated statements of operations.

○	In February 2022, the Loan Fund (described below) committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the Ground Lease tenant’s recapitalization of a life science property. The Loan Fund received $9.0 million of consideration from SAFE in connection with this transaction.

○	In April 2022, the Company exchanged its 50% equity interest with a carrying value of $4.4 million in a venture that owned a hotel property for land underlying the property with an in-place Ground Lease valued at $9.0 million and recorded a gain of $4.6 million in “Earnings from equity method investments” in the consolidated statements of operations. Subsequently, the Company sold the Ground Lease on the land to SAFE for $9.0 million and did not recognize any gain or loss on the sale.

○	In June 2022, the Loan Fund (described below) committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated at SAFE. The loan is for the Ground Lease tenant’s recapitalization of a mixed-use property. The Loan Fund received $5.0 million of consideration from SAFE in connection with this transaction.

Loan Fund

As previously reported in the Original Filing, in 2021, the Company formed a new entity in which the Company owns a 53.0% noncontrolling equity interest (the “Loan Fund”) and sold two loans and transferred a construction loan commitment to the Loan Fund. The Company does not have a controlling interest in the Loan Fund due to the substantive participating rights of its partner. The Company accounts for this investment as an equity method investment and receives a fixed annual administrative fee and an asset management fee from its partner in exchange for managing the entity. The Company is also entitled to receive a promote payment on certain of its investments.

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

Ground Lease Plus Fund

As previously reported in the Original Filing, the Company formed an investment fund that targets the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase (the “Ground Lease Plus Fund”). The Company owns a 53% noncontrolling equity interest in the Ground Lease Plus Fund. The Company does not have a controlling interest in the Ground Lease Plus Fund due to the substantive participating rights of its partner. The Company accounts for this investment as an equity method investment and receives a fee from its partner in exchange for managing the entity. The Company is also entitled to receive a promote payment on investments in the fund.

In addition, the Ground Lease Plus Fund has first look rights through December 2023 on qualifying pre-development projects that SAFE has elected to not originate.

In January 2022, the Company sold two Ground Leases to the Ground Lease Plus Fund and recognized an aggregate $0.5 million of gains in “Income from sales of real estate” on the sale. The Company and SAFE entered into an agreement pursuant to which SAFE would acquire the land properties and related Ground Leases from the Ground Lease Plus Fund when certain construction related conditions are met by a specified time period.

Acquisitions of SAFE Shares

As previously reported in the Original Filing, during the year ended December 31, 2022, the Company purchased 0.2 million shares of SAFE's common stock for $10.5 million, for an average cost of $66.83 per share, in open market purchases made in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. In March 2022, the Company acquired 3,240,000 shares of SAFE’s common stock in a private placement for $191.2 million. In December 2022, the Company paid a non-cash dividend of approximately 6.63 million shares of SAFE common stock to its shareholders.

Merger and Related Transactions

As previously announced, on August 10, 2022, we entered the Merger Agreement with SAFE pursuant to which we intend to consummate the Merger. On the same date, we entered into a voting agreement with SAFE pursuant to which we agreed, among other things, to vote our shares of SAFE common stock as to which we have discretionary voting power in favor of the Merger and other proposals presented at the Safe stockholders meeting to consider and approve the Merger.

See note 1 to the consolidated financial statements and "Risk Factors – Risks Related to the Merger and Related Transactions" in the Original Filing for more information. In addition, the Company filed a joint proxy statement/prospectus with the SEC with respect to the special meeting of the Company's stockholders to consider and approve the Merger. The Company’s stockholders approved the Merger at the special meeting held on March 9, 2023.

Director Independence

Our Corporate Governance Guidelines require that a majority of the Board consist of directors who the Board has determined are independent. Our Board has determined that all of our current directors, other than our Chairman and Chief Executive Officer, are independent. Specifically, each of the following non-employee director nominees qualifies as independent under NYSE rules and satisfies our independence standards: Clifford De Souza, David Eisenberg, Robin Josephs, Richard Lieb and Barry Ridings.

In determining director independence, the Board considers all relevant facts and circumstances, as well as New York Stock Exchange (NYSE) listing standards. Under the NYSE listing standards, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with iStar, either directly or as a partner, stockholder, or officer of an organization that has a relationship with us. In addition, the Board has adopted the following standards to assist them in determining director independence:

○	The director is not an iStar employee and no member of the director’s immediate family is an executive officer of iStar, currently or within the preceding 36 months. For purposes of these standards, “immediate family” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares the person’s home.

○	The director is not a current partner or employee of a firm that is iStar’s internal or external auditor. No member of the director’s immediate family is a current partner of such firm, or an employee of such a firm and personally works on the iStar audit. Neither the director nor any member of his or her immediate family was within the last three years a partner or employee of such a firm and personally worked on iStar’s audit within that time.

○	The director does not serve as an executive officer of a charitable or non-profit organization to which iStar has made contributions that, in any of the last three fiscal years, exceed the greater of $1 million or 2% of the charitable or non-profit organization’s consolidated gross revenues.

○	Neither the director nor a member of the director’s immediate family is employed as an executive officer (and has not been employed for the preceding 36 months) by another company where any of iStar’s present executive officers serves or served on that company’s compensation committee.

The Nominating and Governance Committee ensures that there is a review of each director’s employment status and other board commitments and, where applicable, each director’s (and his or her immediate family members’) affiliation with consultants, service providers or suppliers of the organization. With respect to each non-employee director, the Committee has determined that either the director was not providing goods or services to us or the amounts involved were below the monetary thresholds set forth in the independence standards noted above.

No arrangement or understanding exists between any director and any other person or entity pursuant to which any director was, or is, to be selected as a director or nominee.

Non-GAAP Reconciliations

Adjusted Book Value

Adjusted Common Equity Reconciliation	2022	2021
Total shareholders’ equity	$1,408,518	$851,296
Less: Liquidation preference of preferred stock	(305,000)	(305,000)
Common shareholders equity	1,103,518	546,296
Add: Accumulated depreciation and amortization(1)	42,181	316,817
Add: Proportionate share of depreciation and amortization within equity method investments	51,270	54,716
Add: CECL allowance	1,321	4,265
Adjusted common equity	1,198,290	922,094
Adjusted common equity per share	13.82	11.81
Adjusted common equity per share with SAFE MTM	10.25	33.85

Note: Amounts in thousands, except for per share data. We use adjusted common equity, a non-GAAP financial measure, as a supplemental measure to give management a view of equity allocable to common shareholders prior to the impact of certain non-cash GAAP measures. Management believes that adjusted common equity provides a useful measure for investors to consider in addition to total shareholders equity because cumulative effect of depreciation and amortization expenses and CECL allowances calculated under GAAP may not necessarily reflect an actual reduction in the value of the Company’s assets. Adjusted common equity should be examined in conjunction with total shareholders’ equity as shown on the Company’s consolidated balance sheet. Adjusted common equity should not be considered an alternative to total shareholders’ equity (determined in accordance with GAAP), nor is adjusted common equity indicative of funds available for distribution to shareholders. It should be noted that our manner of calculating adjusted common equity may differ from the calculations of similarly-titled measures by other companies.

(1)	Net of amounts allocable to non-controlling interests and includes accumulated depreciation and amortization associated with real estate available and held for sale.

(2)	Presented diluted for the 2022 3.125% convertible notes which were “in the money” on December 31, 2021 based on their current conversion ratio of 71.9478 shares per $1,000 of principal, which represents a conversion price of $13.90 per share using the Q4 ‘21 average closing stock price.

Item 14.   Principal Registered Public Accounting Firm Fees and Services

The Audit Committee of the board of directors, with the concurrence of the board, has selected Deloitte & Touche LLP, an independent registered public accounting firm, to be our auditors for the fiscal year ending December 31, 2023, subject to ratification by our shareholders.

Accounting Fees and Services

Fees paid to Deloitte & Touche LLP, or Deloitte, our independent registered public accounting firm for the fiscal year ended December 31, 2022 and 2021, were as follows:

Type of fee	2022	2021
Audit fees	$938,626	$1,138,890
Audit-related fees	1,705,000	—
Tax fees	669,285	480,611
All other fees	—	—
Total fees	$3,312,911	$1,619,501

Audit Fees. These fees were incurred for professional services rendered in connection with integrated audits of our consolidated financial statements and our internal control over financial reporting, limited reviews of our unaudited consolidated interim financial statements and comfort letters.

Audit-Related Fees. The 2022 fees were incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not disclosed under “Audit Fees.” These audit-related fees included fees related to Deloitte’s evaluation of the Company’s proposed accounting for the Merger with Safehold Inc. and related transactions, review of the Registration Statement on Form S-4 (and amendments) filed with SEC for the Merger and related transactions and review of other SEC filings.

Tax Fees. These fees were incurred for professional services rendered in connection with tax compliance, tax advice, and tax planning. These services included income tax compliance and related tax services.

Our Audit Committee is responsible for retaining and terminating our independent registered public accounting firm (subject, if applicable, to shareholder ratification) and for approving the performance of any non-audit services by the independent registered public accounting firm. In addition, the Audit Committee is responsible for reviewing and evaluating the qualifications, performance, and independence of the lead partner of the independent registered public accounting firm and for presenting its conclusions on those matters to the full board

The Audit Committee has the sole authority to approve all audit engagement fees and terms, as well as significant non-audit services, involving the independent registered public accounting firm. During fiscal 2022, the Audit Committee approved all audit engagement fees and terms involving Deloitte, as well as all significant non-audit services performed by Deloitte.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(b)       Exhibits—see index below.

INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iStar Inc.
Registrant

Date:	March 30, 2023	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

iStar Inc.
Registrant

Date:	March 30, 2023	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer (principal financial officer)

iStar Inc.
Registrant

Date:	March 30, 2023	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer