Form 10-Q
period 2023-03-31
Safehold Inc.
filed 2023-04-28
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-15371

Safehold Inc.

(Exact name of registrant as specified in its charter)

Maryland			95-6881527
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
1114 Avenue of the Americas
39th Floor
New York	,	NY	10036
(Address of principal executive offices)			(Zip code)

Registrant’s telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SAFE	NYSE

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻    No ☒

As of April 25, 2023, there were 63,941,269 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Net investment in sales-type leases ($325 and $0 of allowances as of March 31, 2023 and December 31, 2022, respectively)	$3,139,831	$3,106,599
Ground Lease receivables, net ($195 and $0 of allowances as of March 31, 2023 and December 31, 2022, respectively)	1,431,478	1,374,716
Real estate
Real estate, at cost	740,971	740,971
Less: accumulated depreciation	(35,878)	(34,371)
Real estate, net	705,093	706,600
Real estate-related intangible assets, net	216,120	217,795
Real estate available and held for sale	1,508	—
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	922,721	924,395
Loans receivable, net - related party ($2,300 of allowances as of March 31, 2023)	112,150	—
Equity investments	243,490	180,388
Goodwill	155,797	—
Cash and cash equivalents	20,335	20,066
Restricted cash	27,954	28,324
Deferred operating lease income receivable	156,697	148,870
Deferred expenses and other assets, net(2)	80,109	67,564
Total assets	$6,290,562	$5,850,922
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(3)	$126,204	$100,357
Real estate-related intangible liabilities, net	64,382	64,591
Debt obligations, net	3,901,838	3,521,359
Total liabilities	4,092,424	3,686,307
Commitments and contingencies (refer to Note 9)
Redeemable noncontrolling interests (refer to Note 3)	19,011	19,011
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 63,941 and 62,397 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	639	624
Additional paid-in capital	2,031,026	1,986,417
Retained earnings	144,164	151,226
Accumulated other comprehensive income (loss)	(24,200)	3,281
Total Safehold Inc. shareholders' equity	2,151,629	2,141,548
Noncontrolling interests	27,498	4,056
Total equity	2,179,127	2,145,604
Total liabilities, redeemable noncontrolling interests and equity	$6,290,562	$5,850,922
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of March 31, 2023, includes $2.9 million due from related parties.
(3)	As of March 31, 2023 and December 31, 2022, includes $0.8 million and $8.5 million, respectively, due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues:
Interest income from sales-type leases(1)	$57,062	$43,031
Operating lease income	20,901	16,966
Other income	366	366
Total revenues	78,329	60,363
Costs and expenses:
Interest expense	40,873	25,321
Real estate expense	1,206	707
Depreciation and amortization	2,398	2,402
General and administrative(2)	15,067	9,194
Provision for credit losses	2,242	—
Other expense	14,089	108
Total costs and expenses	75,875	37,732
Income from operations before other items	2,454	22,631
Earnings from equity method investments	2,262	2,276
Net income	4,716	24,907
Net (income) attributable to noncontrolling interests	(34)	(34)
Net income attributable to Safehold Inc. common shareholders	$4,682	$24,873

Per common share data:
Net income
Basic	$0.07	$0.42
Diluted	$0.07	$0.42
Weighted average number of common shares:
Basic	63,672	59,284
Diluted	63,672	59,285
(1)	For the three months ended March 31, 2022, the Company recorded $2.1 million of “Interest income from sales-type leases” in its consolidated statements of operations from Ground Leases with iStar Inc. (“iStar”).
(2)	For the three months ended March 31, 2023 and 2022, includes $8.3 million and $7.9 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Former Manager (refer to Note 1) and equity-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Net income	$4,716	$24,907
Other comprehensive income (loss):
Reclassification of losses on derivatives into earnings	943	1,033
Unrealized gain (loss) on derivatives	(28,424)	4,256
Other comprehensive income (loss):	(27,481)	5,289
Comprehensive income (loss)	(22,765)	30,196
Comprehensive (income) loss attributable to noncontrolling interests	(34)	(34)
Comprehensive income (loss) attributable to Safehold Inc.	$(22,799)	$30,162

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

					Accumulated
	Redeemable	Common	Additional		Other
	Noncontrolling	Stock at	Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	Earnings	Income (Loss)	Interests	Equity
Balance at December 31, 2022	$19,011	$624	$1,986,417	$151,226	$3,281	$4,056	$2,145,604
Impact from adoption of new accounting standard (refer to Note 3)	—	—	—	(640)	—	—	(640)
Net income	—	—	—	4,682	—	34	4,716
Issuance of common stock, net / amortization	—	3	10,476	—	—	9	10,488
Dividends declared ($0.177 per share)	—	—	—	(11,104)	—	—	(11,104)
Change in accumulated other comprehensive income	—	—	—	—	(27,481)	—	(27,481)
Contributions from noncontrolling interests, net	—	—	(1,443)	—	—	23,914	22,471
Distributions to noncontrolling interests	—	—	—	—	—	(515)	(515)
Merger consideration (refer to Note 1)	—	12	35,576	—	—	—	35,588
Balance at March 31, 2023	$19,011	$639	$2,031,026	$144,164	$(24,200)	$27,498	$2,179,127

Balance at December 31, 2021	$—	$566	$1,663,324	$59,368	$(40,980)	$2,924	$1,685,202
Net income	—	—	—	24,873	—	34	24,907
Issuance of common stock, net / amortization	—	53	307,290	—	—	280	307,623
Dividends declared ($0.17 per share)	—	—	—	(10,530)	—	—	(10,530)
Change in accumulated other comprehensive income	—	—	—	—	5,289	—	5,289
Contributions from noncontrolling interests, net	18,829	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Additional paid in capital attributable to redeemable noncontrolling interests	171	—	(171)	—	—	—	(171)
Balance at March 31, 2022	$19,000	$619	$1,970,443	$73,711	$(35,691)	$3,245	$2,012,327

(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,716	$24,907
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,398	2,402
Stock-based compensation expense	4,680	282
Deferred operating lease income	(7,827)	(7,914)
Non-cash interest income from sales-type leases	(20,380)	(15,848)
Non-cash interest expense	3,026	3,058
Amortization of real estate-related intangibles, net	576	577
Provision for credit losses	2,242	—
Earnings from equity method investments	(2,262)	(2,276)
Distributions from operations of equity method investments	547	531
Amortization of premium, discount and deferred financing costs on debt obligations, net	1,796	1,320
Non-cash management fees	5,199	4,457
Other operating activities	1,573	1,280
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	(3,586)	256
Changes in accounts payable, accrued expenses and other liabilities	489	11,567
Cash flows (used in) provided by operating activities	(6,813)	24,599
Cash flows from investing activities:
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(69,904)	(532,268)
Origination of loans receivable, net	(114,450)	—
Payment for merger consideration	(88,685)	—
Cash and cash equivalents acquired upon merger	3,213	—
Contributions to equity method investments	(140)	—
Funding reserves received from Ground Lease tenant net of disbursements	(218)	98,064
Other investing activities	251	(981)
Cash flows used in investing activities	(269,933)	(435,185)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	309,160
Proceeds from debt obligations	280,000	940,000
Repayments of debt obligations	—	(720,000)
Payments for deferred financing costs	(4,610)	(4,455)
Dividends paid to common shareholders	(22,144)	(9,672)
Payment of offering costs	—	(4,731)
Payments for withholding taxes upon vesting for stock-based compensation	—	(970)
Distributions to noncontrolling interests	(515)	(11)
Contributions from noncontrolling interests	23,914	18
Contributions from redeemable noncontrolling interests	—	19,000
Cash flows provided by financing activities	276,645	528,339
Changes in cash, cash equivalents and restricted cash	(101)	117,753
Cash, cash equivalents and restricted cash at beginning of period	48,390	38,516
Cash, cash equivalents and restricted cash at end of period	$48,289	$156,269

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$20,335	$30,561
Restricted cash	27,954	125,708
Total cash and cash equivalents and restricted cash	$48,289	$156,269
Supplemental disclosure of non-cash investing and financing activity:
Debt obligations assumed (refer to Note 3)	$99,995	$—
Issuance of common stock for acquisition of assets (refer to Note 3)	35,588	—
Dividends declared to common shareholders	2	10,530
Accrued finance costs	—	99
Accrued offering costs	1,443	545

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

Business—On March 31, 2023, Safehold Inc. (“Old SAFE”) merged with and into iStar Inc. (“iStar”) (see Merger Transaction below), at which time Old SAFE ceased to exist and iStar continued as the surviving corporation, and changed its name to “Safehold Inc.” (the “Merger”). References to iStar refer to iStar prior to the Merger. For accounting purposes, the Merger is treated as a “reverse acquisition” in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. Unless context otherwise requires, references to the “Company” refer to the business and operations of Old SAFE and its consolidated subsidiaries prior to the Merger and to Safehold Inc. (formerly known as iStar) and its consolidated subsidiaries following the consummation of the Merger.

The Company operates its business through one reportable segment by acquiring, managing and capitalizing ground leases. The Company also manages entities focused on ground leases (refer to Note 6) and serves as external manager to Star Holdings, a Maryland statutory trust that holds the legacy non-ground lease assets previously held by iStar (“Star Holdings”). Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). Under a Ground Lease, the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index (“CPI”) based, or both) and sometimes include percentage rent participations. The Company’s CPI lookbacks are generally capped between 3.0% - 3.5% and generally start between years 11 and 21 of the lease term. In the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation.

The Company intends to target investments in long-term Ground Leases in which: (i) the initial cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land (“Combined Property Value”); (ii) the ratio of property net operating income to the Ground Lease payment due the Company (“Ground Rent Coverage”) is between 2.0x to 4.5x, and for this purpose the Company uses estimates of the stabilized property net operating income if it does not receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon tenant default and the termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for potential value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

Prior to the Merger, Old SAFE was managed by SFTY Manager, LLC (the “Former Manager”), a wholly-owned subsidiary of iStar, pursuant to a management agreement. Old SAFE had no employees, as the Former Manager provided all services to it. Old SAFE relied on the extensive investment origination and sourcing platform of its Former Manager to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants. Subsequent to the Merger, the Company is internally managed.

Organization—The Company is a Maryland corporation and its common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SAFE.” The Company (then known as iStar) elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the tax year ended December 31, 1998.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

As part of a restructuring in connection with the Merger (the “Caret Restructuring”), Safehold Operating Partnership LP converted into a Delaware limited liability company and renamed itself “Safehold GL Holdings LLC” (“Portfolio Holdings”), with the Company as its managing member. The Company conducts all of its business and owns all of its properties through Portfolio Holdings. In addition, holders of Caret units in Old SAFE’s subsidiary, Caret Ventures LLC (“Caret Ventures”), contributed their interests in Caret Ventures to Portfolio Holdings in return for Caret units issued by Portfolio Holdings. Following the restructuring, 100% of the equity interests in Caret Ventures is held by Portfolio Holdings. The Company, management of the Company, employees and former employees of the Company, affiliates of MSD Partners (as defined below) and other outside investors own the issued and outstanding equity of Portfolio Holdings.

Merger Transaction—On August 10, 2022, Old SAFE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iStar, and on March 31, 2023 the Merger was completed in accordance with the terms of the Merger Agreement. For accounting purposes, the Merger was accounted for as a business combination using the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and treated as a “reverse acquisition” in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. The Company considered the following relevant facts for this determination:

●	At the time of the Merger closing, Old SAFE shareholders, excluding the Old SAFE shares held directly by iStar, members of iStar management and Star Holdings, control majority of the voting interests in the Company and the combined company operates under the name “Safehold Inc.;”

●	the composition of the combined company’s board of directors, which includes three directors from Old SAFE and two directors from iStar, and two management members of both Old SAFE and iStar;

●	Old SAFE was the larger entity by size when comparing the key metrics of total assets, total revenue and net income (loss) from continuing operations and allocable to common shareholders; and

●	substantially all of the assets and liabilities of the Company consist of the historical assets and liabilities of Old SAFE, and the go-forward business plan of the Company is to conduct the Ground Lease business being conducted by Old SAFE prior to the Merger.

As a result, the historical financial statements of Old SAFE become the historical financial statements of the Company.

Immediately before the closing of the Merger, iStar separated its remaining legacy non-ground lease assets and businesses, approximately $50.0 million of cash, exclusive of working capital reserves and restricted cash, and approximately 13.5 million shares of Old SAFE common stock into Star Holdings by distributing to iStar’s stockholders, on a pro rata basis, the issued and outstanding equity interests of Star Holdings (the “Spin-Off”).

Other Merger related transactions

On August 10, 2022, iStar entered into an agreement (the “MSD Stock Purchase Agreement”) with MSD Partners, L.P. (“MSD Partners”) pursuant to which MSD Partners agreed to purchase 5,405,406 shares of Old SAFE’s common stock then owned by iStar (the “MSD Stock Purchase”) for an aggregate purchase price of approximately $200 million, or $37.00 per share, payable in cash. The MSD Stock Purchase closed on March 31, 2023, shortly before the closing of the Merger. MSD Partners has the right to designate an observer to the board of directors of the Company, a top-up right on future equity issuances (subject to certain exceptions) and registration rights. MSD Partners will be subject to a customary standstill and certain restrictions on sales of its shares of the Company’s common stock.

On August 10, 2022, MSD Partners also agreed to purchase 100,000 Caret units (refer to Note 11) from the Company for an aggregate purchase price of $20.0 million (the “MSD Caret Purchase”). MSD Partners received a credit

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

against their purchase price for Caret units equal to the amount they would have received had they held Caret units at the time of a December 2022 distribution to other Caret unit holders, which was equal to $0.6 million. The closing of the MSD Caret Purchase took place in conjunction with the closing of the Merger on March 31, 2023.

Star Holdings was capitalized in part with an 8.0%, four-year term loan from the Company having an initial principal amount of $115.0 million, as well as SOFR plus 3.00% bank debt of $140.0 million from Morgan Stanley Bank, N.A. which is secured by approximately 13.5 million shares of the Company (refer to Note 4).

In connection with the Spin-Off, Safehold Management Services Inc. (“SpinCo Manager”), a Delaware corporation and a subsidiary of the Company, entered into a management agreement with Star Holdings effective as of March 31, 2023, pursuant to which SpinCo Manager will continue to operate and pursue the orderly monetization of Star Holding’s assets. Star Holdings will pay SpinCo Manager an annual management fee of $25.0 million in year one, $15.0 million in year two, $10.0 million in year three and $5.0 million in year four and 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock, for each annual term thereafter. The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Old SAFE’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Principles of Consolidation—The consolidated financial statements include the accounts and operations of the Company, its wholly-owned subsidiaries and VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of March 31, 2023, the total assets of these consolidated VIEs were $71.9 million and total liabilities were $30.0 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of March 31, 2023.

Note 3—Summary of Significant Accounting Policies

Significant Accounting Policies

Allowance for credit losses on net investment in sales-type leases and Ground Lease receivables—Effective January 1, 2023, upon the adoption of ASU 2016-13, the Company estimates its allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, using a quantitative analysis to estimate expected loss rates for its portfolio of net investment in sales-type leases and Ground Lease receivables. ASU 2016-13 replaced the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses over the life of the investment and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company analyzes historical unemployment rates and historical data provided by Trepp (“Trepp”) for single asset borrower loans including loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics. The Company utilizes historical loss rates, timing of losses and unemployment rates and updates its analysis for current market conditions and reasonable and supportable forecasts of unemployment rates to develop an estimate of credit losses. The Company analyzes its portfolio of Ground Leases based on whether the property is a stabilized property or a development project (projects with unfunded commitments that are under development or in transition). The Company’s development properties are assigned a higher loss rate due to the more inherent risk of deals under construction.

Interest receivable is not included in the Company’s allowance for credit losses on net investment in sales-type leases and Ground Lease receivables as the Company performs timely write-offs, if any, of aged interest receivables. The Company has also made a policy election to write off aged interest receivables through interest income from sales-type leases as opposed to through the provision for credit losses.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board (“FASB”) guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The following fair value hierarchy prioritizes the inputs to be used in valuation techniques to measure fair value: Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; Level 2: quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and Level 3: prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,140	$3,402	$3,107	$3,236
Ground Lease receivables(1)	1,431	1,631	1,375	1,501
Loans receivable, net - related party(1)	112	112	—	—
Cash and cash equivalents(2)	20	20	20	20
Restricted cash(2)	28	28	28	28

Liabilities
Debt obligations, net(1)
Level 1	739	584	738	573
Level 3	3,163	2,764	2,783	2,358
Total debt obligations, net	3,902	3,348	3,521	2,931
(1)	The fair value of the Company’s net investment in sales-type leases, Ground Lease receivables and loans receivable, net – related party are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Redeemable Noncontrolling Interests—In February 2022, the Company sold 108,571 Caret units (refer to Note 11) for $19.0 million to third-party investors and received a commitment from an existing shareholder (which is affiliated with one of the Company’s independent directors) for the purchase of 28,571 Caret units for $5.0 million. As part of the sale, the Company agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units, or securities into which they may be exchanged, within two years of the sale. In the event public market liquidity of the Caret units is not achieved within such two year period at a valuation not less than the purchase price for the Caret units purchased in February 2022, reduced by an amount equal to the amount of subsequent cash distributions made to the investors on account of such Caret units, then the investors in the February 2022 transaction have the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at their original purchase price as so reduced.

The Company classifies these redeemable Caret units in accordance with Accounting Standards Codification (“ASC”) 480: Distinguishing Liabilities from Equity. ASC 480-10-S99-3A requires that equity securities redeemable at the option of the holder be classified outside of permanent stockholders’ equity. The Company classifies redeemable Caret units as “Redeemable noncontrolling interests” in its consolidated balance sheets and consolidated statements of changes in equity. The redeemable noncontrolling interest’s carrying amount is equal to the higher of (i) the initial carrying amount, increased or decreased for the redeemable noncontrolling interest’s share of net income or loss and dividends; or (ii) the redemption value. In the case of the Company’s redeemable Caret units, the carrying amount equals both the initial carrying amount and the redemption value.

Stock-based compensation—In March 2023, the Company granted awards to employees with an aggregate grant date fair value of $25.0 million, or $28.89 per share. The awards vest ratably over a four-year service period. Compensation cost for stock-based awards is measured on the grant date and adjusted over the period of the employees’ services to reflect: (i) actual forfeitures; and (ii) the service conditions through the requisite service period. Compensation costs are recognized ratably over the applicable vesting/service period and recorded in "General and administrative" in the Company’s consolidated statements of operations.

Loans receivable, net – related party—Loans receivable, net – related party includes the four-year term loan that the Company originated to Star Holdings (refer to Note 4). Loans receivable classified as held-for-investment are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees and credit loss allowances.

The Company performs a quarterly analysis of its loan receivable that incorporates management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. The Company estimates its Expected Loss on its loans receivable based on relevant information including current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of the Company’s Expected Loss requires significant judgment. The Company calculated its Expected Loss through the use of third-party market data that provided current and future economic conditions that may impact the performance of the commercial real estate assets securing its investments.

The Company will consider a loan to be non-performing and place it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Non-accrual loans will be returned to accrual status when they have become contractually current and management believes all amounts contractually owed will be received.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company made the accounting policy election to record accrued interest on its loan asset separate from its loans receivable and to exclude accrued interest from its amortized cost basis disclosures. Any accrued interest receivable is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. As of March 31, 2023, the Company did not have any accrued interest on its consolidated balance sheets. The Company will place loans on non-accrual status once interest on the loan becomes 90 days delinquent and will reverse any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the three months ended March 31, 2023, the Company did not reverse any accrued interest on its loan asset.

Equity Investments—Equity investments are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of the investee. The Company has noncontrolling equity interests in ventures (refer to Note 6) and determined the entities to be voting interest entities. As such, its equity interests in these ventures are accounted for pursuant to the equity method of accounting. The Company’s periodic share of earnings and losses in equity method investees are included in "Earnings from equity method investments" in the Company’s consolidated statements of operations. Equity investments are included in "Equity investments" on the Company’s consolidated balance sheets. The Company acquired two equity interests from iStar in connection with the Merger. In connection with the acquisition, the Company has basis differences in these equity interests that are amortized to income over the life of the underlying assets (refer to Note 6).

Interest Income on Loans Receivable, net – related party —Interest income on loans receivable, net - related party is recognized on an accrual basis using the effective interest method.

Acquisitions—The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under ASC 805, an acquisition does not qualify as a business when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets; (ii) the acquisition does not include a substantive process in the form of an acquired workforce; or (iii) an acquired contract that cannot be replaced without significant cost, effort or delay. Acquisitions of a business are accounted for as business combinations and other acquisition transactions are accounted for as asset acquisitions. Transaction costs related to asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs related to business combinations are expensed as incurred.

The Company’s acquisition of iStar was accounted for as a business combination. For business combinations, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the Company’s consolidated balance sheets. In a business combination, the difference, if any, between the purchase consideration and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain.

Fair values are based on available information including discounted cash flow analysis or similar fair value models. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates and other market data. The fair value of the Company’s interests in equity investments acquired is calculated using the fair value of the investments held by the venture, which are valued using methods as described above, and considers the Company’s economics in the venture.

The fair value of financial instruments, which could include loans receivable or net investment in sales-type leases, is based on current market conditions and loan or lease agreements in place. The fair value of tangible assets, which could include land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of right of use lease assets, above-market leases and in-place leases. Right of use lease assets and lease liabilities are measured at the present value of lease payments not yet paid, discounted at the implied rate charged by the lessor  if that rate is readily determinable, or if that rate is not readily determinable, the

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Company's incremental borrowing rate, as of the date of the acquisition. Right of use assets are included in “Deferred expenses and other assets, net” and lease liabilities are recorded in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. Above-market lease intangibles and in-place lease intangibles are each recorded at their fair values and included in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. Intangible liabilities may also include below-market leases, which are recorded at their fair values and included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets.

The table below shows the Company’s purchase consideration for the acquisition of iStar ($ in thousands):

Total Company shares as purchase price(1)	1,195,034
Stock price of the Company’s common stock(2)	$29.78
Fair value of the Company's stock transferred	35,588
Cash consideration paid by the Company to iStar	88,685
Purchase consideration	$124,273
(1)	The total post-Merger shares of the Company to be held by iStar shareholders includes 12.7 million shares that were issued as consideration for the investment in Old SAFE previously held by iStar as of December 31, 2022 that were retired in connection with the Merger. Accordingly, these shares are excluded from the purchase consideration as they are reflected as a treasury stock repurchase and retirement by Old SAFE.
(2)	Based on the closing price of Old SAFE’s common stock as of March 30, 2023, representing the final closing price prior to the effective time of the Merger.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Merger was accounted for as a business combination pursuant to ASC 805 and all Merger related costs were expensed as incurred. The Company recorded $18.7 million of merger expenses during the three months ended March 31, 2023, of which $13.9 million was recorded in “Other expense” and $4.8 million was recorded in “General and administrative” in the Company’s consolidated statements of operations. The Company also recorded $0.6 of related non-recurring charges in “Other expense,” and a provision for credit losses of $2.3 million on the Secured Term Loan Facility (refer to Note 4) which was originated at the time of the Merger in conjunction with the Spin-Off. Excluding $2.7 million of related non-recurring charges and the $2.3 million provision for credit losses on the Secured Term Loan Facility, through March 31, 2023, the Company has incurred $26.4 million of merger expenses. The following table sets forth the provisional allocation of the purchase consideration to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, recognized as a result of the acquisition described in Note 1 above ($ in thousands):

Cash and cash equivalents	$3,213
Real estate	1,508
Equity investments(1)	61,247
Deferred expenses and other assets(2)	25,442
Total assets acquired	91,410

Accounts payable, accrued expenses and other liabilities(3)	(22,939)
Debt obligations(4)	(99,995)
Total liabilities assumed	(122,934)

Net identifiable liabilities assumed	(31,524)

Purchase consideration	$124,273
Add: net identifiable liabilities assumed	31,524
Goodwill(5)	155,797
(1)	Equity investments were valued using discount rates between 7.2% and 13.9% and are classified as Level 3 within the fair value hierarchy.
(2)	Deferred expenses and other assets includes $11.0 million attributable to operating lease right of use assets, $4.7 million attributable to prepaid expenses resulting from the settlement of iStar’s compensation plans, $2.1 million attributable to in-place prepaid contracts, $1.3 million attributable to office furniture and equipment and $6.3 million attributable to other receivables.
(3)	Accounts payable, accrued expenses and other liabilities primarily includes a $14.2 million operating lease liability. In addition, under the Merger Agreement, iStar was required to fund its share of merger-related costs and to provide sufficient cash to fund any unresolved corporate obligations and accrued liabilities or costs yet-to-be incurred prior to the Merger. Accounts payable, accrued expenses and other liabilities includes approximately $8.7 million of obligations assumed from iStar, which are offset with corresponding amounts in cash and cash equivalents and amounts receivable in deferred expenses and other assets, net sufficient to settle such obligations.
(4)	Debt obligations were valued using a discount rate of 6.7% and are classified as Level 3 within the fair value hierarchy.
(5)	Goodwill is calculated as the excess of purchase consideration over the fair value of the net identifiable assets acquired and primarily relates to the acquisition of iStar’s workforce and future synergies expected to be realized after the completion of the merger.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table summarizes the Company's pro forma revenues and net income (loss) for the three months ended March 31, 2023 and 2022 as if the Merger described in Note 1 was completed on January 1, 2022 ($ in thousands):

	For the Three Months Ended March 31,
	2023	2022
Pro forma revenues	$97,256	$69,593
Pro forma net income (loss)	34,288	(73,578)

(1)

The pro forma revenues and net income (loss) are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2022, nor do they purport to represent the Company’s results of operations for future periods. For the three months March 31, 2022, pro forma net loss includes $46.7 million of merger expenses (including $20.3 million of merger expenses borne by iStar) and a $42.1 million loss on extinguishment of debt, both of which are non-recurring in nature. Due to the Merger closing on March 31, 2023, the revenue and net income of the acquiree for the three months ended March 31, 2023 had an immaterial impact on the Company’s total revenues and net income for the three months ended March 31, 2023.

Goodwill—Goodwill is calculated as the excess of purchase consideration over the fair value of the net identifiable assets acquired and primarily relates to the acquisition of iStar’s workforce and future synergies expected to be realized from the Merger. Goodwill is not subject to amortization but is tested annually for impairment or more frequently should potential triggering events be identified that may indicate potential impairment. The Company does not expect goodwill to have any tax impact on its financial statements.

New accounting pronouncements—The following paragraph describes the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2023.

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as amended, on January 1, 2023 using the modified retrospective approach method. Under the modified retrospective approach, the Company recorded a cumulative effect adjustment to retained earnings by recording an initial allowance for credit losses on net investment in sales-type leases and Ground Lease receivables. Periods presented that are prior to the adoption date of January 1, 2023 will not be adjusted. ASU 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects a current expected credit loss ("Expected Loss"). ASU 2016-13 impacted all of the Company’s investments held at amortized cost, which included its net investment in sales-type leases and Ground Lease receivables. Upon adoption of ASU 2016-13 on January 1, 2023, the Company recorded an initial allowance for credit losses on net investments in sales-type leases of $0.4 million and an initial allowance for credit losses on Ground Lease receivables of $0.2 million, both of which were recorded as a cumulative effect adjustment to retained earnings. Subsequent increases or decreases in the allowance for credit losses on net investment in sales-type leases or Ground Lease receivables will be charged to "Provision for credit losses" in the Company's consolidated statements of operations. Refer to "Significant Accounting Policies" above for more information on how the Company determines its allowance for credit losses on net investment in sales-type leases, Ground Lease receivables and loans receivable, net – related party.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company also adopted ASU 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminated troubled debt restructuring recognition and measurement guidance and requires disclosure of gross write-offs by vintage for public business entities. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Note 4—Net Investment in Sales-type Leases, Ground Lease Receivables and Loans Receivable, net – Related Party

The Company classifies certain of its Ground Leases as sales-type leases and records the leases within “Net investment in sales-type leases” on the Company’s consolidated balance sheets and records interest income in “Interest income from sales-type leases” in the Company’s consolidated statements of operations. In addition, the Company may enter into transactions whereby it acquires land and enters into Ground Leases directly with the seller. These Ground Leases qualify as sales-type leases and, as such, do not qualify for sale leaseback accounting and are accounted for as financing receivables in accordance with ASC 310 - Receivables and are included in “Ground Lease receivables” on the Company’s consolidated balance sheets. The Company records interest income from Ground Lease receivables in “Interest income from sales-type leases” in the Company’s consolidated statements of operations.

In July 2022, the Company, pursuant to an agreement with iStar and upon certain construction related conditions being met, acquired an existing Ground Lease from iStar for $36.4 million inclusive of closing costs and was recorded in “Net investment in sales-type leases” and “Real estate-related intangible assets, net” on the Company’s consolidated balance sheet.

In September 2022, the Company sold a Ground Lease to a third-party for $136.0 million and recognized a gain of $55.8 million in the Company’s consolidated statements of operations. $9.5 million of the gain was attributable to noncontrolling interests, of which $0.7 million was attributable to redeemable noncontrolling interests.

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Total undiscounted cash flows	$29,565,276	$29,586,227
Unguaranteed estimated residual value	2,900,513	2,900,218
Present value discount	(29,325,633)	(29,379,846)
Allowance for credit losses	(325)	—
Net investment in sales-type leases	$3,139,831	$3,106,599

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Three Months Ended March 31, 2023
Beginning balance	$3,106,599	$1,374,716	$4,481,315
Impact from adoption of new accounting standard (refer to Note 3)	(351)	(199)	(550)
Origination/acquisition/fundings(1)	19,331	50,803	70,134
Accretion	14,226	6,154	20,380
Recovery of credit losses	26	4	30
Ending balance(2)	$3,139,831	$1,431,478	$4,571,309

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Three Months Ended March 31, 2022
Beginning balance	$2,412,716	$796,252	$3,208,968
Origination/acquisition/fundings(1)	315,503	216,765	532,268
Accretion	11,705	4,143	15,848
Ending balance	$2,739,924	$1,017,160	$3,757,084
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of March 31, 2023 and December 31, 2022, all of the Company’s net investment in sales-type leases and Ground Lease receivables were current in their payment status. As of March 31, 2023, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.1% and 5.4%, respectively. As of March 31, 2023, the weighted average remaining life of the Company’s 33 Ground Lease receivables was 98.7 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Allowance for Credit Losses—Changes in the Company’s allowance for credit losses on net investment in sales-type leases and Ground Lease receivables for the three months ended March 31, 2023 were as follows ($ in thousands):

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Three Months Ended March 31, 2023	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (refer to Note 3)(1)	280	71	6	357
Recovery of credit losses(2)	(25)	(1)	(5)	(31)
Allowance for credit losses at end of period(3)	$255	$70	$1	$326

	Ground Lease receivables
	Stabilized	Development	Unfunded
Three Months Ended March 31, 2023	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (refer to Note 3)(1)	102	97	84	283
(Recovery of) provision for credit losses(2)	(9)	5	(21)	(25)
Allowance for credit losses at end of period(3)	$93	$102	$63	$258
(1)	On January 1, 2023, the Company recorded an allowance for credit losses on net investment in sales-type leases of $0.4 million and an allowance for credit losses on Ground Lease receivables of $0.2 million upon the adoption of ASU 2016-13, of which an aggregate of $0.1 million related to expected credit losses for unfunded commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."
(2)	During the three months ended March 31, 2023, the Company recorded a recovery of credit losses on net investment in sales-type leases and Ground Lease receivables of $31 thousand and $25 thousand, respectively. The recovery of credit losses was due primarily to an improving macroeconomic forecast since December 31, 2022.
(3)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

The Company’s amortized cost basis in Ground Lease receivables, presented by year of origination and by stabilized or development status, was as follows as of March 31, 2023 ($ in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	Prior to 2019	Total
Ground Lease receivables
Stabilized properties	$—	$521,172	$237,690	$178,276	$443,558	$—	$1,380,696
Development properties	—	24,769	26,208	—	—	—	50,977
Total	$—	$545,941	$263,898	$178,276	$443,558	$—	$1,431,673

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2023, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2023 (remaining nine months)	$73,390	$1,673	$436	$75,499
2024	100,972	2,256	586	103,814
2025	102,926	2,283	586	105,795
2026	104,873	2,311	586	107,770
2027	106,767	2,339	586	109,692
Thereafter	28,379,582	583,455	99,669	29,062,706
Total undiscounted cash flows	$28,868,510	$594,317	$102,449	$29,565,276

During the three months ended March 31, 2023 and 2022, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended March 31, 2023	Leases	Receivables	Total
Cash	$24,882	$11,804	$36,686
Non-cash	14,222	6,154	20,376
Total interest income from sales-type leases	$39,104	$17,958	$57,062

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended March 31, 2022	Leases	Receivables	Total
Cash	$19,825	$7,358	$27,183
Non-cash	11,705	4,143	15,848
Total interest income from sales-type leases	$31,530	$11,501	$43,031

Loans receivable, net – related party—On March 31, 2023, the Company, as lender and as administrative agent, and Star Holdings, as borrower, entered into a senior secured term loan facility in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million at Star Holding’s election (the “Incremental Term Loan Facility”, together with the Secured Term Loan Facility, the “Star Holdings Term Loan Facility”). As of March 31, 2023, the Star Holdings Term Loan Facility had a principal balance of $115.0 million and a carrying value of $112.2 million.

The Star Holdings Term Loan Facility is a secured credit facility. Borrowings under the Star Holdings Term Loan Facility bear interest at a fixed rate of 8.00% per annum, which may increase to 10.00% per annum if either (i) any loans remain outstanding under the Incremental Term Loan Facility or (ii) Star Holdings elects for interest due for any two fiscal quarters to be paid in kind. The interest rate will increase to 12.00% per annum if both (i) and (ii) in the previous sentence occur. The Star Holdings Term Loan Facility has a maturity date of March 31, 2027. The Star Holdings Term Loan Facility is secured by a first-priority perfected security pledge of all the equity interests in Star Holding’s primary real estate subsidiary. Starting the quarter that is six months after closing, within five business days after Star Holdings has delivered its unaudited quarterly financial statements, Star Holdings will apply any unrestricted cash on its balance sheet in excess of the aggregate of (i) an operating reserve; and (ii) $50 million, to prepay its Star Holdings Term Loan Facility or alternatively, with the consent of Company, Star Holdings may apply such cash to prepay its margin loan facility in lieu

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

of any prepayment of the Star Holdings Term Loan Facility. The operating reserve will be calculated quarterly and is equal to the aggregate of projected operating expenses (including payments to the Star Holdings local property consultants but excluding management fees and public company costs), projected land carry costs, projected capital expenditure and projected interest expense on the margin loan facility and Star Holdings Term Loan Facility for the next twelve months; less the projected operating revenues for the next twelve months consistent with the operating budget approved by the Company.

The Star Holdings Term Loan Facility contains certain customary covenants, including affirmative covenants on reporting, maintenance of property, continued ownership of interests in the Company as well as negative covenants relating to investments, indebtedness and liens, fundamental changes, asset dispositions, repayments, distributions and affiliate transactions. Furthermore, the Star Holdings Term Loan Facility contains customary events of default, including payment defaults, failure to perform covenants, cross-default and cross acceleration to other indebtedness, including the margin loan facility, impairment of security interests and change of control.

During the three months ended March 31, 2023, the Company recorded a provision for credit losses of $2.3 million on the Secured Term Loan Facility which was originated at the time of the Merger in conjunction with the Spin-Off.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 5—Real Estate, Real Estate-Related Intangibles and Real Estate Available and Held for Sale

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	March 31, 2023	December 31, 2022
Land and land improvements, at cost	$547,739	$547,739
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(35,878)	(34,371)
Total real estate, net	$705,093	$706,600
Real estate-related intangible assets, net	216,120	217,795
Real estate available and held for sale(1)	1,508	—
Total real estate, net, real estate-related intangible assets, net and real estate available and held for sale	$922,721	$924,395
(1)	As of March 31, 2023, the Company had $1.5 million of residential homes acquired from iStar that were classified as available for sale.

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of March 31, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(16,038)	$169,964
In-place lease assets, net(2)	65,345	(19,900)	45,445
Other intangible assets, net	750	(39)	711
Total	$252,097	$(35,977)	$216,120

	As of December 31, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(15,254)	$170,748
In-place lease assets, net(2)	65,345	(19,011)	46,334
Other intangible assets, net	750	(37)	713
Total	$252,097	$(34,302)	$217,795
(2)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(3)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible asset	Location	2023	2022
Above-market lease assets (decrease to income)	Operating lease income	$784	$784
In-place lease assets (decrease to income)	Depreciation and amortization	889	892
Other intangible assets (decrease to income)	Operating lease income	2	2

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2023 (remaining nine months)	$5,007
2024	6,634
2025	6,634
2026	3,725
2027	3,725
(1)	As of March 31, 2023, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 80.1 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of March 31, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(4,236)	$64,382

	As of December 31, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(4,027)	$64,591
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible liability	Location	2023	2022
Below-market lease liabilities (increase to income)	Operating lease income	$209	$209

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2023, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent	Rent	Total
2023 (remaining nine months)	$4,358	$13,043	$1,662	$8,264	$285	$27,612
2024	5,811	17,677	2,247	11,018	421	37,174
2025	5,811	18,004	2,313	11,018	421	37,567
2026	5,811	18,370	2,357	986	421	27,945
2027	5,811	18,755	2,388	986	421	28,361
Thereafter	435,056	4,308,109	433,110	15,826	304	5,192,405
(1)	During the three months ended March 31, 2023 and 2022, the Company recognized $3.7 million and $0.8 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations.

Note 6—Equity Investments

The Company’s equity investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings from
	Carrying Value		Equity Method Investments
	as of		For the Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2023	2022
Equity investment
425 Park Avenue	$133,679	$133,118	$835	$851
32 Old Slip	48,564	47,270	1,427	1,425
Ground Lease Plus Fund(1)	46,471	—	—	—
Leasehold Loan Fund(2)	14,776	—	—	—
Total	$243,490	$180,388	$2,262	$2,276
(1)	As of March 31, 2023, the Company has a basis difference of $19.7 million in the Ground Lease Plus Fund that will be amortized over a weighted average remaining term of 102.6 years using the effective interest method.
(2)	As of March 31, 2023, the Company has a basis difference of $15.0 million in the Leasehold Loan Fund that will be amortized over a weighted average remaining term of 3.7 years using the effective interest method.

425 Park Avenue—In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and is the manager of the venture. iStar was the manager prior to the Merger.

32 Old Slip—In June 2021, the Company acquired a 29.2% noncontrolling equity interest in a Ground Lease at an office property in New York City.

Ground Lease Plus Fund—In connection with Merger, the Company acquired from iStar an investment fund that targets the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase (the “Ground Lease Plus Fund”). The Company owns a 53% noncontrolling equity interest in the Ground Lease Plus Fund. The Company does not have a controlling interest in the Ground Lease Plus Fund due to the substantive

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

participating rights of its partner and accounts for this investment as an equity method investment. The Company receives a fee from its partner in exchange for managing the entity and is also entitled to a promote payment on investments in the Ground Lease Plus Fund. The Ground Lease Plus Fund has first look rights through December 2023 on qualifying pre-development projects that the Company has elected to not originate.

In November 2021, iStar acquired land for $33.3 million and simultaneously structured and entered into a Ground Lease on which a multi-family project will be constructed. In December 2021, iStar sold the Ground Lease to the Ground Lease Plus Fund and recognized no gain or loss on the sale. At the time of iStar’s acquisition in November 2021, the Company and iStar entered into an agreement pursuant to which the Company would acquire the land and related Ground Lease from the Ground Lease Plus Fund when certain construction related conditions are met by a specified time period.

In June 2021, the Company entered into two agreements pursuant to each of which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. In January 2022, iStar sold the two Ground Leases to the Ground Lease Plus Fund, which remain subject to the June 2021 agreement with the Company, and recognized an aggregate $0.5 million of gains on the sale.

Leasehold Loan Fund—In connection with the Merger, the Company acquired from iStar an investment fund that targets customers that may require a mortgage leasehold loan as well as a Ground Lease (the “Leasehold Loan Fund”).  The Company owns a 53.0% noncontrolling equity interest in the Leasehold Loan Fund. The Company does not have a controlling interest in the Leasehold Loan Fund due to the substantive participating rights of its partner. The Company accounts for this investment as an equity method investment and receives a fixed annual administrative fee and an asset management fee from its partner in exchange for managing the entity. The Company is also entitled to a promote payment on certain investments in the Leasehold Loan Fund.

In February 2022, the Leasehold Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a life science property.

In June 2022, the Leasehold Loan Fund committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a mixed-use property.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2023	December 31, 2022
Operating lease right-of-use asset(1)	$37,032	$26,312
Interest rate hedge assets	15,306	29,346
Deferred finance costs, net(2)	7,705	4,461
Other assets	13,979	2,664
Purchase deposits	4,333	4,333
Leasing costs, net	446	448
Corporate furniture, fixtures and equipment, net	1,308	—
Deferred expenses and other assets, net	$80,109	$67,564
(1)	Operating lease right-of-use asset relates primarily to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During both the three months ended March 31, 2023 and 2022, the Company recognized $0.1 million in “Real estate expense” and $0.1 million in “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%. The Company also has operating leases for office space that it assumed from iStar in connection with the Merger (refer to Note 9).
(2)	Accumulated amortization of deferred finance costs was $7.0 million and $5.7 million as of March 31, 2023 and December 31, 2022, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2023	December 31, 2022
Interest payable	$57,715	$55,459
Other liabilities(1)	15,656	17,639
Dividends declared and payable	27	11,067
Operating lease liability(2)	19,636	5,471
Management fee payable	—	5,301
Accrued expenses(3)	18,786	5,420
Interest rate hedge liabilities	14,384	—
Accounts payable, accrued expenses and other liabilities	$126,204	$100,357
(1)	As of December 31, 2022, other liabilities include $3.1 million due to the Former Manager for allocated payroll costs and costs it paid on the Company’s behalf.
(2)	Refer to Note 9.
(3)	As of March 31, 2023, accrued expenses includes merger costs and transfer taxes resulting from the Merger and also includes accrued legal, audit and property expenses. As of December 31, 2022, accrued expenses primarily includes accrued legal, audit and property expenses.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 8—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	March 31, 2023	December 31, 2022	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
3.98% senior notes	475,000	475,000	3.98%	February 2052
5.15% senior notes	151,988	151,988	5.15%	May 2052
2021 Unsecured Revolver	970,000	690,000	Adjusted SOFR plus 1.00%	March 2026
2023 Unsecured Revolver	—	—	Adjusted SOFR plus 1.00%	July 2025
Trust preferred securities	100,000	—	LIBOR plus 1.50%	October 2035
Total unsecured financing	2,446,988	2,066,988
Total debt obligations	3,945,101	3,565,101
Debt premium, discount and deferred financing costs, net	(43,263)	(43,742)
Total debt obligations, net	$3,901,838	$3,521,359
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of March 31, 2023, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.27%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of March 31, 2023, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6), unsecured senior notes and trust preferred securities were 3.82% and 3.29%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of March 31, 2023, $2.0 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of March 31, 2023, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

Unsecured Notes—In May 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as issuer) and the Company (as guarantor), issued $400.0 million aggregate principal amount of 2.80% senior notes due June 2031 (the “2.80% Notes”). The 2.80% Notes were issued at 99.127% of par. The Company may redeem the 2.80% Notes in whole at any time or in part from time to time prior to March 15, 2031, at the Company’s option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2.80% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 2.80% Notes are redeemed on or after March 15, 2031, the

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

redemption price will be equal to 100% of the principal amount of the 2.80% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

In November 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as issuer) and the Company (as guarantor), issued $350.0 million aggregate principal amount of 2.85% senior notes due January 2032 (the “2.85% Notes”). The 2.85% Notes were issued at 99.123% of par. The Company may redeem the 2.85% Notes in whole at any time or in part from time to time prior to October 15, 2031, at the Company’s option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2.85% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 2.85% Notes are redeemed on or after October 15, 2031, the redemption price will be equal to 100% of the principal amount of the 2.85% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

In January 2022, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as issuer) and the Company (as guarantor), issued $475.0 million aggregate principal amount of privately-placed 3.98% senior notes due February 2052 (the “3.98% Notes”). Safehold Operating Partnership LP elected to draw these funds in March 2022. The Company may, at its option, prepay at any time all, or from time to time any part of, the 3.98% Notes, in an amount not less than 5% of the aggregate principal amount of the 3.98% Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the applicable make-whole amount calculated in accordance with the indenture, for such tranche determined for the prepayment date with respect to such principal amount; provided, that, so long as no default or event of default shall then exist, at any time on or after November 15, 2051, the Company may, at its option, prepay all or any part of the 3.98% Notes at 100% of the principal amount so prepaid, together with, in each case, accrued interest to the prepayment date, without any make-whole amount.

In May 2022, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as issuer) and the Company (as guarantor), issued $150.0 million aggregate principal amount of privately-placed 5.15% senior notes due May 2052 (the “5.15% Notes”).  The structure of the 5.15% Notes features a stairstep coupon rate in which the Company will pay cash interest at a rate of 2.50% in years 1 through 10, 3.75% in years 11 through 20, and 5.15% in years 21 through 30. The difference between the 5.15% stated rate and the cash interest rate will accrue in each semi-annual payment period and be paid in kind by adding such accrued interest to the outstanding principal balance, to be repaid at maturity in May 2052. The Company may, at its option, prepay at any time all, or from time to time any part of, the 5.15% Notes, in an amount not less than 5% of the aggregate principal amount of the 5.15% Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the applicable make-whole amount calculated in accordance with the indenture; provided, that, so long as no default or event of default shall then exist, at any time on or after February 13, 2052, the Company may, at its option, prepay all or any part of the 5.15% Notes at 100% of the principal amount so prepaid, together with, in each case, accrued interest to the prepayment date, without any make-whole amount.

2021 Unsecured Revolver—In March 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “2021 Unsecured Revolver”). In December 2021, the Company obtained additional lender commitments increasing the maximum availability to $1.35 billion. The 2021 Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and accrued interest at an annual rate of applicable LIBOR plus 1.00%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.125%, subject to the Company’s credit ratings. In January 2023, the Company amended the 2021 Unsecured Revolver primarily to transition from LIBOR to Adjusted SOFR, as defined in the applicable agreement. As of March 31, 2023, there was $380.0 million of undrawn capacity on the 2021 Unsecured Revolver.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

2023 Unsecured Revolver—In January 2023, Portfolio Holdings, then known as Safehold Operating Partnership LP (as borrower) and the Company (as guarantor) closed on a new $500 million unsecured revolving credit facility (the “2023 Unsecured Revolver”). The 2023 Unsecured Revolver has a current borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 100 basis points, with a maturity of July 31, 2025. As of March 31, 2023, there was $500.0 million of undrawn capacity on the 2023 Unsecured Revolver.

Trust Preferred Securities—The Company assumed trust preferred securities from iStar in connection with Merger. The trust preferred securities bear interest at LIBOR plus 1.50% and mature in October 2035.

Debt Covenants—The Company is subject to financial covenants under the 2021 Unsecured Revolver and the 2023 Unsecured Revolver, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2021 Unsecured Revolver and the 2023 Unsecured Revolver, as applicable. In addition, the 2021 Unsecured Revolver and the 2023 Unsecured Revolver contain customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes and 5.15% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or the Company’s existing or future material credit facilities, including the 2021 Unsecured Revolver and 2023 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of March 31, 2023, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of March 31, 2023, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2023 (remaining nine months)	$—	$—	$—
2024	—	—	—
2025	—	—	—
2026	—	970,000	970,000
2027	237,000	—	237,000
Thereafter	1,261,113	1,476,988	2,738,101
Total principal maturities	1,498,113	2,446,988	3,945,101
Debt premium, discount and deferred financing costs, net	(26,918)	(16,345)	(43,263)
Total debt obligations, net	$1,471,195	$2,430,643	$3,901,838
(1)	As of March 31, 2023, the Company’s weighted average maturity for its secured mortgages was 28.3 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 9—Commitments and Contingencies

Lease Commitments—Future minimum lease obligations under non-cancelable operating leases as of March 31, 2023 are as follows ($ in thousands):(1)

2023 (remaining nine months)	$4,319
2024	5,692
2025	5,680
2026	—
2027	—
Thereafter	—
Total undiscounted cash flows	15,691
Present value discount(1)	(1,491)
Other adjustments(2)	5,436
Lease liabilities	$19,636
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.8% and the weighted average remaining lease term is 3.4 years. The Company assumed its operating leases from iStar in connection with the Merger and therefore did not directly make any payments under its operating leases for the three months ended March 31, 2023 and 2022.
(2)	Other adjustments relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease.

Unfunded Commitments—The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of March 31, 2023, the Company had $238.3 million of such commitments.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 13). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants when certain conditions are met. As of March 31, 2023, the Company had an aggregate $319.6 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

Other Commitments—Through the Leasehold Loan Fund, the Company will generally fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of March 31, 2023, the Company had $139.8 million of such commitments.

Legal Proceedings—The Company evaluates developments in legal proceedings that could require a liability to be accrued and/or disclosed. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s consolidated financial statements; however, the Company is a party to the following legal proceedings:

Following the announcement of the Merger, two purported stockholders of the Company filed complaints against the Company and each member of the Board of Directors alleging, as the case may be, that the Registration Statement filed on December 16, 2022 and the Schedule 14A Definitive Proxy statement filed on January 31, 2023 omitted material

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

information with respect to the Merger and that, as a result, all defendants violated the federal securities laws.  In addition, two purported stockholders of the Company sent demand letters and one purported stockholder sent a draft complaint alleging similar deficiencies in the Registration Statement and Proxy Statement as those alleged in the lawsuits.  As of March 16, 2023, all plaintiffs had voluntarily dismissed their complaints without any consideration given by the Company.

Note 10—Risk Management and Derivatives

In the normal course of its ongoing business operations, the Company encounters credit risk. Credit risk is the risk of default on the Company’s leases that result from a tenant’s inability or unwillingness to make contractually required payments.

Risk concentrations—Concentrations of credit risks arise when the Company has multiple leases with a particular tenant or credit party, or a number of the Company’s tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features, such that their ability to meet contractual obligations, including those to the Company, could be similarly affected by changes in economic conditions.

Although the Company’s Ground Leases are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of interest income from sales-type leases or operating lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. The Company did not have a significant concentration of operating lease income from any tenant for the periods presented.

Derivative instruments and hedging activity—The Company’s use of derivative financial instruments has been associated with debt issuances and primarily limited to the utilization of interest rate swaps and interest rate caps to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

The Company recognizes derivatives, if any, as either assets or liabilities on the Company’s consolidated balance sheets at fair value. Interest rate hedge assets are recorded in “Deferred expenses and other assets, net” and interest rate hedge liabilities are recorded in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

For the Company’s derivatives designated and qualifying as cash flow hedges, changes in the fair value of the derivatives are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt.

For the Company’s derivatives not designated as hedges, the changes in the fair value of the derivatives are reported in “Interest expense” in the Company’s consolidated statements of operations. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 ($ in thousands):(1)

	March 31, 2023	December 31, 2022
	Fair	Fair	Balance Sheet
Derivative Type	Value(2)	Value(2)	Location
Assets
Interest rate swaps	$15,306	$29,346	Deferred expenses and other assets, net
	$15,306	$29,346
Liabilities
Interest rate swaps	$14,384	$—	Accounts payable, accrued expenses and other liabilities
Total	$14,384	$—
(1)	Over the next 12 months, the Company expects that $3.8 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense.
(2)	The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy.

Credit Risk-Related Contingent Features—The Company reports derivative instruments, if any, on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2023, the Company had one interest rate hedge that was in a liability position for which the Company has not posted any collateral.

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023 and 2022 ($ in thousands):

Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended March 31, 2023
Interest rate swaps	Interest expense	$(28,424)	$(943)
For the Three Months Ended March 31, 2022
Interest rate swaps	Interest expense	$4,256	$(1,033)

Note 11—Equity

Common Stock—At the effective time of the Merger on March 31, 2023, each share of Old SAFE common stock issued and outstanding immediately prior to the effective time (other than any shares owned directly by iStar or any of the wholly-owned subsidiaries of iStar and in each case not held on behalf of third parties) was converted into the right to receive one share of newly issued common stock of the Company. As of March 31, 2023, the Company has one class of common stock outstanding.

Equity Plans—Old SAFE adopted an equity incentive plan to provide equity incentive opportunities to members of the Former Manager’s management team and employees who performed services for Old SAFE, Old SAFE’s non-management directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Incentive Plan provided for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. Grants under the 2017 Equity Incentive Plan were recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. Prior to the effective time of the Merger, Old SAFE awarded all shares of Old SAFE common stock remaining available for issuance under the 2017 Equity Incentive Plan to members of its Former Manager’s management team and employees who performed services for Old SAFE. As of March 31, 2023, there were no shares available for issuance for future awards under Old SAFE’s 2017 Equity Incentive Plan.

iStar’s amended and restated 2009 Long-Term Incentive Program (the “LTIP”) was approved by stockholders in 2021 and remained in effect after the closing of the Merger. The LTIP is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the LTIP are made at the discretion of the Company’s Board of Directors. Grants under the LTIP are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. As of March 31, 2023, an aggregate of 267,094 shares of the Company’s common stock remain available for awards under the LTIP.

During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret Performance Incentive Plan participants, including certain of executives of iStar, and Old SAFE’s directors and service providers. Grants under the Original Caret Performance Incentive Plan were subject to vesting based on time-based service conditions and hurdles relating to Old SAFE’s common stock price, all of which were satisfied as of December 31, 2022, except with respect to approximately 1,000 Caret units that are scheduled to vest on December 31, 2023. In connection with the Merger, certain of Old SAFE’s former executive officers, have entered into re-vesting agreements pursuant to which the executives have agreed to subject 25% of their previously vested Caret units to additional vesting conditions which will be satisfied on the second anniversary of the Merger, subject to the applicable executive’s continued employment through such date. In the event of a termination of the executive’s employment by the Company without “cause”, or due to the executive’s death, disability or retirement, the unvested Caret units shall continue to vest as and when the vesting conditions described above are satisfied.

In connection with the consummation of the Merger and the Caret Restructuring, Old SAFE, Caret Ventures and CARET Management Holdings LLC assigned each Award Agreement (as defined in the Original Caret Performance Incentive Plan) relating to outstanding Caret unit awards to Portfolio Holdings pursuant to the Omnibus Assignment, Assumption and Amendment Agreement, dated as of March 31, 2023 (the “Caret Assignment Agreement”).

Following the effectiveness of the Caret Assignment Agreement, Old SAFE amended and restated the Original Caret Performance Incentive Plan (the “Amended Caret Performance Incentive Plan”).

Prior to the Merger, the Old SAFE compensation committee, and following the Merger, the Company’s compensation committee, approved the award of 76,801 new Caret units to executive officers and other employees, other than the Company’s Chief Executive Officer and the Company’s President and Chief Investment Officer, including 15,000 Caret units to the Company’s Chief Financial Officer. The new Caret unit awards were granted immediately following the Merger and the effectiveness of the Amended Caret Performance Incentive Plan, and cliff vest on the fourth anniversary of their grant date if the Company’s common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days during that four-year period.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Subsequent to the closing of the Merger, and after giving effect to the Caret Restructuring and the post-Merger Caret unit awards, Amended Caret Performance Incentive Plan participants held 1,499,757 Caret units, representing 15.41% of the then-outstanding Caret units and 12.50% of the then-authorized Caret units.

The Company did not incur expense from Caret units during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recognized $0.3 million in expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets.

Noncontrolling Interests—Noncontrolling interests includes unrelated third-party equity interests in ventures that are consolidated in the Company’s consolidated financial statements and Caret units that have been sold to third-parties (refer to Note 1) or have been granted to employees of the Company’s Former Manager. See also “Redeemable Noncontrolling Interests” in Note 3.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company’s derivative transactions.

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2023 and 2022, the Company declared cash dividends on its common stock of $11.1 million, or $0.177 per share, and $10.5 million, or $0.17 per share, respectively.

Note 12—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	Three Months Ended
	March 31,
	2023	2022
Net income	$4,716	$24,907
Net (income) attributable to noncontrolling interests	(34)	(34)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$4,682	$24,873

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$4,682	$24,873
Net income attributable to Safehold Inc. common shareholders - diluted	$4,682	$24,873

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic earnings per common share	63,672	59,284
Add: Effect of assumed shares under treasury stock method for restricted stock units	—	1
Weighted average common shares outstanding for diluted earnings per common share	63,672	59,285

Basic and diluted earnings per common share:(1)
Net income attributable to Safehold Inc. common shareholders - basic	$0.07	$0.42
Net income attributable to Safehold Inc. common shareholders - diluted	$0.07	$0.42

(1)	For the three months ended March 31, 2023, the effect of 4,650 shares related to restricted stock awards were antidilutive. For the three months ended March 31, 2022, weighted average shares outstanding and earnings per share have been recast in accordance with ASC 805 to reflect the exchange ratio used in the reverse acquisition.

Note 13—Related Party Transactions

Prior to the Merger, the Company was externally managed by an affiliate of iStar. iStar was an active real estate investor for over 20 years and had an extensive network for sourcing investments, which included relationships with brokers, corporate tenants and developers that it has established over its long operating history.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Management Agreement

A summary of the terms of the management agreement with iStar prior to the Merger is below:

Manager	SFTY Manager, LLC, a wholly-owned subsidiary of iStar Inc.
Management Fee

Annual fee of 1.00% of total equity (up to $1.5 billion)

Annual fee of 1.25% of total equity (for incremental equity of $1.5 billion to $3.0 billion)

Annual fee of 1.375% of total equity (for incremental equity of $3.0 billion to $5.0 billion) and

Annual fee of 1.5% of total equity (for incremental equity over $5.0 billion)

Management Fee Consideration

At the discretion of the Company’s independent directors, payment will be made in cash or in shares of the Company’s common stock (valued at the greater of: (i) the volume weighted average market price during a specified pricing period; or (ii) the initial public offering price of $20.00 per share)

Lock-up

Restriction from selling common stock received for management fees for two years from the date of such issuance (restriction will terminate in the event of and effective with the termination of the management agreement)

Incentive Fee	None
Term

Non-terminable through June 30, 2023, except for cause.

Automatic annual renewals thereafter, subject to non-renewal upon certain findings by the Company’s independent directors and payment of termination fee.

Termination Fee	3x prior year’s management fee

During the three months ended March 31, 2023 and 2022, the Company recorded $5.2 million and $4.5 million, respectively, in management fees to the Former Manager. These management fees are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company paid, or reimbursed iStar for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the iStar under the management agreement.

During the three months ended March 31, 2023 and 2022, the Company was allocated $3.1 million and $3.1 million, respectively, in expenses from iStar. These expenses are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Acquisitions and Commitments

iStar has participated in certain of the Company’s investment transactions, as the Company’s tenant or either as a seller of land or by providing financing to the Company’s Ground Lease tenants. The following is a list of transactions in which the Company and iStar or other persons deemed to be related parties have participated for the periods presented. These transactions were approved by the Company’s independent directors in accordance with the Company’s policy with respect to related party transactions.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

In July 2022, the Company, pursuant to an agreement with iStar and upon certain construction related conditions being met, acquired an existing Ground Lease from iStar for $36.4 million inclusive of closing costs (refer to Note 4).

In June 2022, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of a mixed-use property. The Company also committed to provide an additional $35.0 million to the Ground Lease tenant if certain construction and leasing milestones are met. The Leasehold Loan Fund, in which an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) owns a noncontrolling equity interest, committed to provide a $105.0 million loan to the Company’s Ground Lease tenant for the recapitalization of the leasehold. The Company paid the Leasehold Loan Fund $5.0 million of additional consideration in connection with this investment.

In April 2022, the Company acquired an existing Ground Lease from iStar for $9.0 million.

In March 2022, the Company acquired land for a purchase price of $28.5 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of a hotel property. One of the Company’s independent directors has an indirect ownership interest in the entity that is the Ground Lease tenant and controls the company that indirectly manages that entity.

In March 2022, the Company paid iStar $0.3 million to terminate a purchase option that allowed iStar to purchase the land at the expiration of its Ground Lease with the Company. iStar sold the leasehold to a third party in March 2022.

In March 2022, the Company acquired three land properties from iStar for a total purchase price of $122.0 million and simultaneously structured and entered into three Ground Lease’s directly with the Ground Lease tenant.

In February 2022, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of a life science development property. The Leasehold Loan Fund, in which an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) owns a noncontrolling equity interest, committed to provide a $130.0 million loan to the Company’s Ground Lease tenant for the recapitalization of the leasehold. The Company paid the Leasehold Loan Fund $9.0 million of additional consideration in connection with this investment.

In November 2021, the Company entered into an agreement pursuant to which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid is $33.3 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple or a 12% return on its investment. In addition, the Ground Lease documents contain future funding obligations to the Ground Lease tenant of approximately $51.8 million of leasehold improvement allowance upon achievement of certain milestones. In December 2021, iStar contributed the Ground Lease to the Ground Lease Plus Fund. The Company has a noncontrolling interest in the Ground Lease Plus Fund and an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) has a noncontrolling interest in the Ground Lease Plus Fund. The terms of the Company’s commitment under the agreement did not change upon iStar’s contribution of the Ground Lease to the Ground Lease Plus Fund. There can be no assurance that the conditions to closing will be satisfied and that the Company will acquire the Ground Lease from the Ground Lease Plus Fund.

In June 2021, the Company acquired from iStar a purchase option agreement for $1.2 million, which amount was equal to the deposit previously made by iStar under such option agreement plus assumption of iStar’s out of pocket costs and expenses in connection with entering into such option agreement. Under the option agreement, the Company has the right to acquire for $215.0 million a property that is under a separate option for the benefit of a third party, whereby such third party has the right to enter into a Ground Lease and develop approximately 1.1 million square feet of office space.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

In June 2021, the Company entered into two agreements pursuant to each of which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid for each is $42.0 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple and a 9% return on its investment. In addition, each Ground Lease provides for a leasehold improvement allowance up to a maximum of $83.0 million, which obligation would be assumed by the Company upon acquisition. In January 2022, iStar sold the Ground Leases to the Ground Lease Plus Fund in which the Company owns a noncontrolling interest and an existing shareholder (which is affiliated with one of the Company’s independent directors) owns a noncontrolling interest. There can be no assurance that the conditions to closing will be satisfied and that the Company will acquire the properties and Ground Leases from the Ground Lease Plus Fund.

Caret units

In February 2022, Old SAFE sold an aggregate of 108,571 Caret units, 1.08% of the authorized Caret units, to a group of investors (refer to Note 3). In addition, an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) made a commitment to purchase 28,571 Caret units, or 0.29% of the authorized Caret units, for a purchase price of $5.0 million. As part of the sale, Old SAFE agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. In the event public market liquidity of the Caret units is not achieved within such two year period at a valuation not less than the purchase price for the Caret units purchased in February 2022, reduced by an amount equal to the amount of subsequent cash distributions made to investors on account of such Caret units, then the investors in the February 2022 transaction have the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price as so reduced.

On March 31, 2023, shortly before the closing of the Merger, iStar sold and affiliates of MSD Partners bought 5,405,406 shares of Old SAFE’s common stock then owned by iStar. On March 31, 2023, in conjunction with the closing of the Merger, affiliates of MSD Partners also purchased 100,000 Caret units (refer to Note 11) from the Company for an aggregate purchase price of $20.0 million. Additionally, on March 31, 2023, existing third-party Caret unit holders purchased an aggregate of 22,500 Caret units from the Company for an aggregate $4.5 million.

Star Holdings

On March 31, 2023, immediately prior to the closing of the Merger, the Company (then known as iStar Inc.) completed the Spin-Off, resulting in the spin-off of its remaining legacy assets and certain other assets pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”), dated as of March 31, 2023, by and between the Company and Star Holdings. The Separation and Distribution Agreement sets forth, among other things, Star Holdings’ agreements with the Company regarding the principal transactions necessary to separate Star Holdings from the Company. It also sets forth other agreements that govern certain aspects of Star Holdings’ relationship with the Company after the Spin-Off relating to the transfer of assets and assumption of liabilities, cash assets, release of claims, insurance, non-solicitation, segregation of accounts and other matters. The Separation and Distribution Agreement also includes a mutual release by Star Holdings, on the one hand, and the Company, on the other hand, of the other party from certain specified liabilities, as well as mutual indemnification covenants pursuant to which Star Holdings and the Company have agreed to indemnify each other from certain specified liabilities.

SpinCo Manager has entered into a management agreement with Star Holdings, pursuant to which it will operate and pursue the orderly monetization of Star Holding’s assets. Pursuant to the management agreement, Star Holdings pays to SpinCo Manager an annual management fee of $25.0 million in year one, $15.0 million in year two, $10.0 million in year three and $5.0 million in year four and 2.0% of the gross book value of Star Holding's assets, excluding shares of the Company’s common stock, for each annual term thereafter. The management agreement has an initial one-year term and will be automatically renewed for successive one-year terms each anniversary date thereafter unless previously terminated.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The management agreement may be terminated by Star Holdings without cause by not less than one hundred eighty days’ written notice to SpinCo Manager upon the affirmative vote of at least two-thirds of Star Holdings’ independent directors, provided, however, that if the date of termination occurs prior to the fourth anniversary of the Spin-Off, the termination will be subject to payment of the applicable termination fee to SpinCo Manager. Star Holdings may also terminate the management agreement at any time, including during the initial term, with 30 days’ prior written notice from Star Holdings’ board of trustees for “cause,” as defined in the management agreement.

In the event of a termination without cause by Star Holdings prior to the fourth anniversary of the Spin-Off, Star Holdings will pay SpinCo Manager a termination fee of $50.0 million minus the aggregate amount of management fees actually paid to SpinCo Manager prior to the termination date. However, if Star Holdings has completed the liquidation of its assets on or before the termination date, the termination fee will consist of any portion of the annual management fee that remained unpaid for the remainder of the then current annual term plus, if the termination date occurs on or before the third anniversary of the Spin-Off, the amount of the management fee that would have been payable for the next succeeding annual term, or if the termination date occurs after the third anniversary of the Spin-Off, zero.

In the event of a termination by the Company based on a reduction in the amount of Star Holdings’ consolidated assets below designated thresholds, Star Holdings will pay SpinCo Manager a termination fee of $30.0 million if the termination occurs in the first year, $15.0 million if the termination occurs in the second year and $5.0 million if the termination occurs in the third year, in each case, plus the balance of any unpaid portion of the annual management fee for the applicable year.

The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws. As of March 31, 2023, Star Holdings owned approximately 21.2% of the Company’s common stock outstanding through a wholly-owned subsidiary.

Note 14—Subsequent Events

On April 4, 2023, the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement on Form S-3ASR. On April 5, 2023, the Company and Portfolio Holdings entered into an ATM Equity OfferingSM Sales Agreement (the “Primary Sales Agreement”) with the sales agents named therein pursuant to which the Company may sell, from time to time, shares of its common stock, $0.01 par value per share (“Common Stock”), having an aggregate gross sales price of up to $300.0 million (the “Primary Shares”) through or to the sales agents. The Company may sell the Primary Shares in amounts and at times to be determined by the Company from time to time but has no obligation to sell any of the Primary Shares. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock, capital needs and determinations by the Company of the appropriate sources of its funding.

On April 5, 2023, the Company, Portfolio Holdings and Star Investment Holdings SPV LLC (“Star Investment Holdings”), a subsidiary of Star Holdings, entered into an ATM Equity OfferingSM Sales Agreement (the “Selling Stockholder Sales Agreement”) with the sales agents named therein pursuant to which Star Investment Holdings may sell, from time to time, subject to receiving the Company’s consent, up to 1,000,000 shares of the Company’s common stock (the “Selling Stockholder Shares”) through or to the sales agents. Star Investment Holdings may sell the Selling Stockholder Shares in amounts and at times to be determined by the Star Investment Holdings, subject to receiving the Company’s consent, from time to time but has no obligation to sell any of the Selling Stockholder Shares. Actual sales, if any, will depend on a variety of factors to be determined by Star Investment Holdings from time to time, including, among

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

other things, market conditions, the trading price of the Company’s common stock, capital needs and determinations by Star Investment Holdings of the appropriate sources of its funding.

On April 5, 2023, the Company announced that it entered into a joint venture arrangement with a sovereign wealth fund, which is also an existing shareholder, focused on new acquisitions for certain Ground Lease investments. The Company committed approximately $275 million for a 55% controlling interest in the joint venture and the sovereign wealth fund committed approximately $225 million for a 45% noncontrolling interest in the joint venture and the Company expects to consolidate this venture in its financial statements. Each party’s commitment is discretionary. The Company will receive a management fee, measured on an asset-by-asset basis, equal to 25 basis points on invested equity for such asset for the first five years following its acquisition, and 15 basis points on invested equity thereafter. The Company will also receive a promote of 15% over a 9% internal rate of return, subject to a 1.275x multiple on invested capital. The investment period will be the earlier of 18 months and the full deployment of commitments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, Safehold Inc.’s (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in “Risk Factors” filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2023, all of which could affect our future results of operations, financial condition and liquidity.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q, our 2022 Annual Report and our Current Report on Form 8-K filed with the SEC on April 4, 2023. These historical financial statements may not be indicative of our future performance.

Merger Transaction

On August 10, 2022, Safehold Inc. (“Old SAFE”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iStar Inc. (“iStar”), and on March 31, 2023, in accordance with the terms of the Merger Agreement, Old SAFE merged with and into iStar, at which time Old SAFE ceased to exist, and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” For accounting purposes, the Merger is treated as a “reverse acquisition” in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. As a result, the historical financial statements of Old SAFE became the historical financial statements of Safehold Inc. Unless the context otherwise requires, references to “iStar” refer to iStar prior to the Merger, and references to “we,” “our” and “the Company” refer to the business and operations of Old SAFE and its consolidated subsidiaries prior to the Merger and to Safehold Inc. (formerly known as iStar Inc.) and its consolidated subsidiaries following the consummation of the Merger. Periods presented prior to the Merger date of March 31, 2023 reflect the operations of Old SAFE and periods presented as of March 31, 2023 represent the financial statements of the Company.

Additionally, in connection with the Merger, Safehold Operating Partnership LP converted from a Delaware limited partnership into a Delaware limited liability company and changed its name to “Safehold GL Holdings LLC” (“Portfolio Holdings”), with the Company as its managing member. In addition, holders of Caret units in Old SAFE’s subsidiary, Caret Ventures, contributed their interests in Caret Ventures to Portfolio Holdings in return for Caret units issued by Portfolio Holdings. Following the restructuring, 100% of the equity interests in Caret Ventures is held by Portfolio Holdings, and Portfolio Holdings is owned by the Company, management, of the Company, employees and former employees of the Company, affiliates of MSD Partners, and other outside investors.

We believe that the Merger will accelerate our market leadership in the Ground Lease industry and make us the only internally-managed, pure-play Ground Lease company in the public markets.

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of March 31, 2023, the percentage breakdown of the gross book value of our portfolio was 44% office, 37% multi-family, 12% hotels, 4% life science and 3% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

Many of our Ground Leases have CPI lookbacks, generally starting between years 11 and 21 of the lease term, to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. In January 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. Since then the Federal Reserve has raised interest rates multiple times and it has stated that it is likely it will continue to raise interest rates in 2023. Any increase in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market.

The COVID-19 pandemic is not currently materially impacting our new investment activity, but we continue to monitor its potential impact, which could slow new investment activity because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. See “Risk Factors” filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2023 for additional discussion of certain potential risks to our business arising from the COVID 19 pandemic.

We have chosen to focus on Ground Leases because we believe they meet an important need in the real estate capital markets for our customers. We also believe Ground Leases offer a unique combination of safety, income growth and the potential for capital appreciation for investors for the following reasons:

High Quality Long-Term Cash Flow: We believe that a Ground Lease represents a safe position in a property’s capital structure. The combined value of the land and buildings and improvements thereon subject to a Ground Lease (the “Combined Property Value”) typically significantly exceeds the Ground Lease landlord’s investment in the Ground Lease; therefore, even if the landlord takes over the property following a tenant default or upon expiration of the Ground Lease, the landlord is reasonably likely to recover substantially all of its Ground Lease investment, and possibly amounts in excess of its investment, depending upon prevailing market conditions. Additionally, the typical structure of a Ground Lease provides the landlord with a residual right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The landlord’s residual right provides a strong incentive for a Ground Lease tenant or its leasehold lender to make the required Ground Lease rent payments.

Income Growth: Ground Leases typically provide growing income streams through contractual base rent escalators that may compound over the duration of the lease. These rent escalators may be based on fixed increases, a CPI or a combination thereof, and may also include a participation in the gross revenues of the property. We believe that this growth in the lease rate over time can mitigate the effects of inflation and capture anticipated increases in land values over time, as well as serving as a basis for growing our dividend.

Opportunity for Capital Appreciation: The opportunity for capital appreciation comes in two forms. First, as the ground rent grows over time, the value of the Ground Lease should grow under market conditions in which capitalization rates remain flat. Second, our residual right to regain possession of the land underlying the Ground Lease and take title to the buildings and other improvements thereon at lease expiration or earlier termination of the lease for no additional consideration creates additional potential value to our shareholders.

We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the Combined Property Value as if the Ground Lease did not exist. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential excess value over the amount of our investment that would be turned over to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our owned residual portfolio should increase over time as inflation increases, although our ability to recognize value in certain cases may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See “Risk Factors” filed as

Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2023 for additional discussion for a discussion of these tenant rights.

Owned Residual Portfolio: We believe that the residual right is a unique feature distinguishing Ground Leases from other fixed income investments and property types. We refer to the value of the land and improvements subject to a Ground Lease in excess of our investment basis as unrealized capital appreciation (“UCA”).  We track the UCA in our owned residual portfolio over our basis because we believe it provides relevant information with regard to the three key investment characteristics of our Ground Leases: (1) the safety of our position in a tenant’s capital structure; (2) the quality of the long-term cash flows generated by our portfolio rent that increases over time; and (3) increases and decreases in the Combined Property Value of the portfolio that reverts to us pursuant to such residual rights.

We believe that, similar to a loan to value metric, tracking changes in the value of our owned residual portfolio is useful as an indicator of the quality of our cash flows and the safety of our position in a tenant’s capital structure, which, in turn, supports our objective to pay and grow dividends over time. Observing changes in our owned residual portfolio value also helps us monitor changes in the value of the real estate portfolio that reverts to us under the terms of the leases, either at the expiration or earlier termination of the lease. The value may be realized by us at the relevant time by entering into a new lease reflecting then current market terms and values, selling the building, selling the building with the land, or operating the building directly and leasing the spaces to tenants at prevailing market rates.

We have engaged an independent valuation firm to prepare: (a) initial reports of the Combined Property Value associated with our Ground Lease portfolio; and (b) periodic updates of such reports, which we use, in part, to determine the current estimated value of our owned residual portfolio. We calculate this estimated value by subtracting our original aggregate cost basis in the Ground Leases from our estimated aggregate Combined Property Value, based on estimates by the valuation firm and by management.

The table below shows the current estimated UCA in our owned residual portfolio as of March 31, 2023 and December 31, 2022 ($ in millions):(1)

	March 31, 2023	December 31, 2022
Combined Property Value(2)	$16,034	$16,529
Ground Lease Cost(2)	6,008	6,008
Unrealized Capital Appreciation in Our Owned Residual Portfolio	10,026	10,521
(1)	Please review our Current Report on Form 8-K filed on April 26, 2023 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” included in Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2023 for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated ventures and $1,375.4 million and $1,653.2 million related to transactions with remaining unfunded commitments as of March 31, 2023 and December 31, 2022, respectively. Ground Lease Cost includes our applicable percentage interests in our unconsolidated ventures and $238.3 million and $308.2 million of unfunded commitments as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, our gross book value as a percentage of combined property value was 42%.

In 2018, Old SAFE established the Caret program (as defined below). The Caret program is designed to recognize the two distinct components of value in our Ground Lease portfolio by separating them into:

●	the “bond component,” which consists of the bond-like income stream we receive from contractual rent payments under our Ground Leases, plus the return of our investment basis in each asset; and
●	the “Caret component,” which consists of the UCA above our investment basis in our Ground Leases due to our ownership of the land and improvements at the end of the term of the applicable Ground Lease.

Portfolio Holdings’ two classes of limited liability company interests are designed to track these two components: “GL units” are intended to track the bond component and “Caret units” are designed to track the Caret component (the “Caret program”). We currently hold all of the issued and outstanding GL units of Portfolio Holdings.

In general, all of our Ground Leases are subject to the Caret program, except for non-commercial Ground Leases and pre-development Ground Leases. Holders of Caret units are generally entitled to amounts equal to the net proceeds from the disposition of a Ground Lease asset in excess of the cost borne by us to acquire such asset (including amounts paid to the tenant in connection with the initial development of improvements at the properties). However, we are entitled to deduct (i) unrecovered acquisition costs borne by Portfolio Holdings following the termination of an applicable Ground Lease by reason of defaults of tenants; (ii) accrued unpaid rent under the applicable Ground Lease; and (iii) unrecovered costs relating to the issuance, maintenance and management of Caret units as a separate security, among other costs, from the amount payable to the holders of Caret units on account of such net proceeds. See “SAFE Proposal 2: The SAFE Caret Amendment Proposal” in our Registration Statement on Form S-4, filed with the SEC on December 16, 2022, for more information on the Caret program.

During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret Performance Incentive Plan participants, including certain executives of the Company, or its affiliates, directors of Old SAFE and service providers of Old SAFE. Initial grants under the Original Caret Performance Incentive Plan were subject to graduated vesting based on time-based service conditions and hurdles of our common stock price, all of which were satisfied as of December 31, 2022, except with respect to approximately 1,000 Caret units scheduled to vest on December 31, 2023. In connection with the Merger, certain of Old SAFE’s executive officers have entered into re-vesting agreements pursuant to which the executives have agreed to subject 25% of their previously vested Caret units to additional vesting conditions which will be satisfied on the second anniversary of the Merger, subject to the applicable executive’s continued employment through such date. In connection with the Merger, each Award Agreement (as defined in the Original Caret Performance Incentive Plan) related to outstanding Caret unit awards was assigned to Portfolio Holdings, and Old SAFE amended and restated amended and restated the Original Caret Performance Incentive Plan (the “Caret Performance Incentive Plan”). Following the merger, 76,801 Caret units were awarded to executive officers and other employees under such plan that are subject to cliff vesting on the fourth anniversary of their grant date if our common stock has traded at an average price of $60.00 or more for at least 30 consecutive trading days during that four year period. As a result, as of immediately following the Merger, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 15.41% of the outstanding Caret units and 12.50% of the authorized Caret units.

In addition to the Caret units awarded or reserved for issuance under our Caret Performance Incentive Plan, as of March 31, 2023, Old SAFE sold or contracted to sell an aggregate of 259,642 Caret units to third-party investors, including affiliates of MSD Partners and an entity affiliated with one of our independent directors. As a result, the Company currently owns the remaining 82.2% of the outstanding Caret units. In connection with the sale of 137,142 Caret units in February 2022 (28,571 of which were committed to be purchased at the time, but have not yet closed), Old SAFE agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. In the event market liquidity of the Caret units is not achieved within such two year period at a valuation not less than the purchase price for the Caret units purchased in February 2022, reduced by an amount equal to the amount of subsequent cash distributions made to investors on account of such Caret units, then the investors in the February 2022 transaction have the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price as so reduced.

On March 31, 2023, Old SAFE sold 100,000 Caret units to affiliates of MSD Partners for an aggregate purchase price of $20.0 million (refer to Note 1 to the consolidated financial statements) pursuant to a subscription agreement entered into on August 10, 2022 and sold an aggregate of 22,500 Caret units to third-party investors for an aggregate $4.5 million.

In September 2022, Old SAFE sold a Ground Lease in the Washington, D.C. market for $136.0 million to a third-party purchaser. The transaction generated a net book gain for us of approximately $46.4 million. After paying closing costs, establishing reserves for Caret-related expenses and deducting the original $76.7 million cost basis to us, the remaining proceeds have been distributed approximately 84% to Old SAFE and approximately 16% to the minority holders of Caret units. In addition, the affiliates of MSD Partners received a credit against their purchase price for Caret units equal to the amount they would have received had they held Caret units at the time of the distribution.

Market Opportunity: We believe that there is a significant market opportunity for a dedicated provider of Ground Lease capital like us. We believe that the market for existing Ground Leases is fragmented with ownership comprised primarily of high net worth individuals, pension funds, life insurance companies, estates and endowments. However, while we intend to pursue acquisitions of existing Ground Leases, our investment thesis is predicated, in part, on what we believe is an untapped market opportunity to expand the use of Ground Leases to a broader component of the approximately $7.0 trillion institutional commercial property market in the U.S. We intend to capture this market opportunity by utilizing multiple sourcing and origination channels, including manufacturing new Ground Leases with third-party owners and developers of commercial real estate and originating Ground Leases to provide capital for development and redevelopment. We further believe that Ground Leases generally represent an attractive source of capital for our tenants and may allow them to generate superior returns on their invested equity as compared to utilizing alternative sources of capital. Prior to the Merger, we relied on the extensive investment origination and sourcing platform of iStar, the parent company of our Former Manager, to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants. Subsequent to the Merger and the acquisition of iStar and its employees, we are internally managed.

Additionally, we have created additional channels and products that allows us to build a larger, captive pipeline. In connection with the Merger, Old SAFE acquired iStar’s 53% interest in iStar’s two Ground Lease ecosystem funds, Ground Lease Plus Fund and Leasehold Loan Fund (refer to Note 6 to the consolidated financial statements). The Ground Lease Plus Fund includes 3 assets, and targets high quality projects in pre-construction development phase with institutional developers. The Leasehold Loan Fund currently includes 4 assets and allows for customers to receive their full capital structure needs in one place. Customers are able to receive a mortgage leasehold loan as well as a Ground Lease through us. We also created “SAFExSWAP,” which is a program that allows real estate investors with existing ground leases to swap into one of our Ground Leases. Additionally, our product “SAFExSELL” provides clients with an opportunity to enter into a Ground Lease at the time of the sale of a real estate asset, generating greater proceeds than would normally be expected in connection with a fee simple sale.

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of March 31, 2023, our estimated portfolio Ground Rent Coverage was 3.9x (see the “Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect” filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2023 for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of March 31, 2023 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	6.0%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	5.1%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	4.9%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	3.7%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.6%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	3.2%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	3.1%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.5%
100 Cambridgeside	Mixed Use and Other	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.4%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	2.4%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 6 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by top 10 markets and property type as of March 31, 2023, excluding unfunded commitments:

% of Gross
Market	Book Value
Manhattan(1)	24%
Washington, DC	11
Boston	7
Los Angeles	7
San Francisco	5
Denver	4
Nashville	4
Honolulu	4
Miami	3
Atlanta	3
(1)	Total New York MSA including areas outside of Manhattan makes up 29% of gross book value.

% of Gross
Property Type	Book Value
Office	44%
Multifamily	37
Hotel	12
Life Science	4
Mixed Use and Other	3

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of March 31, 2023, we had $238.3 million of such commitments.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 13 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of March 31, 2023, we had an aggregate

$319.6 million of such commitments.  There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Through the Leasehold Loan Fund, we also fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of March 31, 2023, we had $139.8 million of such commitments.

Results of Operations for the Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

	For the Three Months Ended
	March 31,
	2023	2022	$ Change

	(in thousands)
Interest income from sales-type leases	$57,062	$43,031	$14,031
Operating lease income	20,901	16,966	3,935
Other income	366	366	—
Total revenues	78,329	60,363	17,966
Interest expense	40,873	25,321	15,552
Real estate expense	1,206	707	499
Depreciation and amortization	2,398	2,402	(4)
General and administrative	15,067	9,194	5,873
Provision for credit losses	2,242	—	2,242
Other expense	14,089	108	13,981
Total costs and expenses	75,875	37,732	38,143
Earnings from equity method investments	2,262	2,276	(14)
Net income	$4,716	$24,907	$(20,191)

Interest income from sales-type leases increased to $57.1 million for the three months ended March 31, 2023 from $43.0 million for the same period in 2022. The increase was due primarily to the origination of new Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income increased to $20.9 million during the three months ended March 31, 2023 from $17.0 million for the same period in 2022. The increase was due primarily to a $2.9 million increase in percentage rent, which was primarily attributable to our Park Hotels Portfolio for which we recognized no percentage rent in 2022.

Other income for both the three months ended March 31, 2023 and 2022 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the three months ended March 31, 2023 and 2022 also includes $0.3 million and $0.3 million, respectively, of interest income on our cash and other ancillary income from our investments.

During the three months ended March 31, 2023 and 2022, we incurred interest expense from our debt obligations of $40.9 million and $25.3 million, respectively. The increase in 2023 was primarily the result of issuances of unsecured notes to fund our growing portfolio of Ground Leases and additional borrowings on our 2021 Unsecured Revolver which accrued interest at higher rates in 2023 due to an increase in base interest rates.

Real estate expense was $1.2 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the three months ended March 31, 2023 and 2022, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The increase in 2023 was primarily the result of an increase in recoverable property taxes.

Depreciation and amortization was $2.4 million and $2.4 million during the three months ended March 31, 2023 and 2022, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property and the amortization of in-place lease assets.

General and administrative expenses include management fees, an allocation of expenses to us from our Former Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the three months ended March 31, 2023 and 2022 ($ in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Management fees(1)	$5,199	$4,457
Expense reimbursements to the Former Manager(1)	3,125	3,125
Public company and other costs	2,063	1,330
Stock-based compensation(2)	4,680	282
Total general and administrative expenses	$15,067	$9,194
(1)	Refer to Note 13 to the consolidated financial statements.
(2)	For the three months ended March 31, 2023, relates primarily to the accelerated vesting of iStar’s equity-based compensation plans in connection with the Merger.

During the three months ended March 31, 2023, we recorded a provision for credit losses of $2.2 million. The provision was primarily the result of the adoption of a new accounting standard (refer to Note 3 to the consolidated financial statements) in 2023 which resulted in a $2.3 million provision on our loan receivable.

During the three months ended March 31, 2023, other expense consists primarily of legal and consulting costs and transfer taxes associated with the Merger (refer to Note 1 to the consolidated financial statements). During the three months ended March 31, 2022, other expense consists primarily of fees related to our derivative transactions. The increase during the three months ended March 31, 2023 was primarily due to legal and consulting costs and transfer taxes incurred in connection with the Merger.

During the three months ended March 31, 2023, earnings from equity method investments resulted from our $0.8 million pro rata share of income from our 425 Park Avenue venture and our $1.4 million pro rata share of income from our 32 Old Slip venture. During the three months ended March 31, 2022, earnings from equity method investments resulted from our $0.9 million pro rata share of income from our 425 Park Avenue venture and our $1.4 million pro rata share of income from our 32 Old Slip venture.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including to pay interest and repay borrowings, fund and maintain our assets and operations, complete acquisitions and originations of investments, make distributions to our shareholders and meet other general business needs. In order to qualify as a REIT, we are required under the Internal Revenue Code of 1986 to distribute to our shareholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly cash distributions to our shareholders sufficient to meet REIT qualification requirements.

In the first quarter 2021, we received investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+ and entered into an unsecured revolver (refer to Note 8 to the consolidated financial statements) with a total capacity of $1.35 billion (the “2021 Unsecured Revolver”). In the second quarter 2021, the fourth quarter 2021, the first quarter 2022 and the second quarter 2022, we issued four tranches of unsecured notes with varying fixed-rates and maturities ranging from June 2031 to May 2052 (collectively the “Notes”).  Our most recent issuance in May 2022 features a stairstep coupon structure (refer to Note 8 to the consolidated financial statements) that is unique in the unsecured and investment-grade market and will benefit key cash flow metrics.  In January 2023, we closed on a new $500 million unsecured revolving credit facility (the “2023 Unsecured Revolver”). The 2023 Unsecured Revolver has a current borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 100 basis points, with a maturity of July 31, 2025. We also amended our 2021 Unsecured Revolver (refer to Note 8 to the consolidated financial statements) primarily to transition from LIBOR to Adjusted SOFR, as defined in the applicable agreement. As evidenced by our 2023 Unsecured Revolver, our 2021 Unsecured Revolver and the Notes, we believe the strong credit profile we have established utilizing our modern Ground Leases and our current investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+ will further accelerate our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital and allows us significant operational and financial flexibility and supports our ability to scale our Ground Lease platform.

As of March 31, 2023, we had $20 million of unrestricted cash and an aggregate $880 million of undrawn capacity on our 2021 Unsecured Revolver and 2023 Unsecured Revolver. We refer to this unrestricted cash and additional borrowing capacity on our 2021 Unsecured Revolver and 2023 Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

In April 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $300.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs, and our determinations of the appropriate sources of funding.

We expect our short-term liquidity requirements to include debt service on our debt obligations (refer to Note 8 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease investments. We expect our long-term liquidity requirements to include debt service on our debt obligations (refer to Note 8 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease investments (including in respect of unfunded commitments – refer to Note 9 to the consolidated financial statements) and debt maturities. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our 2021 Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement), our 2023 Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances. We expect that we will be able to meet our liquidity requirements over the next 12 months and beyond.

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the three months ended March 31, 2023 and 2022 ($ in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows (used in) provided by operating activities	$(6,813)	$24,599
Cash flows used in investing activities	(269,933)	(435,185)
Cash flows provided by financing activities	276,645	528,339

The decrease in cash flows provided by operating activities during 2023 was primarily due to costs incurred in connection with the Merger, increased costs on our debt obligations due to an increase in borrowings and interest rates and us receiving cash in connection with the termination of a derivative transaction in 2022, which were partially offset by an increase in rents collected in 2023 from new originations and acquisitions of Ground Leases throughout 2022. The decrease in cash flows used in investing activities during 2023 was due primarily to a decrease in new originations and acquisitions of Ground Leases, which was partially offset by the origination of the Star Holdings Term Loan Facility and consideration paid in connection with the Merger. The decrease in cash flows provided by financing activities during 2023 was due primarily to the issuance of common stock in 2022 and the issuance of unsecured debt to fund our growing Ground Lease portfolio in 2022.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. We and Portfolio Holdings have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of Portfolio Holdings, which will be fully and unconditionally guaranteed by us. As of March 31, 2023, Portfolio Holdings had issued and outstanding the Notes, which were registered on a Form S-3 filed by Old SAFE and Portfolio Holdings (then known as Safehold Operating Partnership LP). The obligations of Portfolio Holdings to pay principal, premiums, if any, and interest on the Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and Portfolio Holdings is a consolidated subsidiary of ours.

As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of Portfolio Holdings have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for Portfolio Holdings because the assets, liabilities and results of operations of Portfolio Holdings are not materially different than the corresponding amounts in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on historical corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, routinely require adjustment.

Allowance for credit losses on net investment in sales-type leases and Ground Lease receivables—Effective January 1, 2023, upon the adoption of ASU 2016-13, we estimate our allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, using a quantitative analysis to estimate expected loss rates for our portfolio of net investment in sales-type leases and Ground Lease receivables. ASU 2016-13 replaced the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses over the life of the investment and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We analyze historical unemployment rates and historical data provided by Trepp (“Trepp”) for single asset borrower loans including loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics. We utilize historical loss rates, timing of losses and unemployment rates and update our analysis for current market conditions and reasonable and supportable forecasts of unemployment rates to develop an estimate of credit losses. We analyze our portfolio of Ground Leases based on whether the property is a stabilized property or a development project. Our development properties are assigned a higher loss rate due to the more inherent risk of deals under construction.

We perform a quarterly analysis of our loan receivable that incorporates management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. We estimate our Expected Loss on our loans receivable based on relevant information including current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of our Expected Loss requires significant judgment. We calculated our Expected Loss through the use of third-party market data that provided current and future economic conditions that may impact the performance of the commercial real estate assets securing our investments.

Acquisitions—We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under ASC 805, an acquisition does not qualify as a business when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets; (ii) the acquisition does not include a substantive process in the form of an acquired workforce; or (iii) an acquired contract that cannot be replaced without significant cost, effort or delay. Acquisitions of a business are accounted for as business combinations and other acquisition transactions are accounted for as asset acquisitions. Transaction costs related to asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs related to business combinations are expensed as incurred.

Our acquisition of iStar was accounted for as a business combination. For business combinations, we recognize and measure identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on our consolidated balance sheets. In a business combination, the difference, if any, between the purchase consideration and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain.

Fair values are based on available information including discounted cash flow analysis or similar fair value models. Fair value estimates are also made using significant assumptions such as capitalization rates, discount rates, fair market lease rates and other market data. The fair value of our interests in equity investments acquired is calculated using the fair value of the investments held by the venture, which are valued using methods as described above, and considers our economics in the venture.

The fair value of financial instruments, which could include loans receivable or net investment in sales-type leases, is based on current market conditions and loan or lease agreements in place. The fair value of tangible assets, which could include land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of right of use lease assets, above-market leases and in-place leases. Right of use lease assets and lease liabilities are measured at the present value of lease payments not yet paid, discounted at the implied rate charged by the lessor  if that rate is readily determinable, or if that rate is not readily determinable, our incremental borrowing rate, as of the date of the acquisition. Right of use assets are included in “Deferred expenses and other assets, net” and lease liabilities are recorded in “Accounts payable, accrued expenses and other liabilities” on our consolidated balance sheets. Above-market leases and in-place leases are each recorded at their fair values and included in “Deferred expenses and other assets, net” on our consolidated balance sheets. Intangible liabilities may also include below-market leases, which are recorded at their fair values and included in “Accounts payable, accrued expenses and other liabilities” on our consolidated balance sheets.

Goodwill—Goodwill is calculated as the excess of purchase consideration over the fair value of the net identifiable assets acquired and primarily relates to the acquisition of iStar’s workforce and future synergies expected to be realized from the Merger. Goodwill is not subject to amortization but is tested annually for impairment or more frequently should potential triggering events be identified that may indicate potential impairment. We do not expect goodwill to have any tax impact on our financial statements.

For a discussion of other critical accounting policies, refer to Note 3 to the consolidated financial statements and our 2022 Annual Report and our Current Report on Form 8-K filed with the SEC on April 4, 2023.

New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, refer to Note 3 to the consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risks

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market prices and interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness.

Subject to qualifying and maintaining our qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. Our primary objectives when undertaking hedging transactions will be to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. However, we can provide no assurances that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility on our portfolio. Our current portfolio is not subject to foreign currency risk.

Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into hedging instruments such as interest rate swap agreements and interest rate cap agreements in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2023, we had $2.9 billion principal amount of fixed-rate debt outstanding and $1.1 billion principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes a 3-month SOFR rate of 4.91%, a 3-month LIBOR rate of 5.19% and a 1-month LIBOR rate of 4.86% as of March 31, 2023. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)(1)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$10,700
-50 Basis Points	5,350
-10 Basis Points	1,070
Base Interest Rate	—
+10 Basis Points	(1,070)
+ 50 Basis Points	(5,350)
+100 Basis Points	(10,700)
(1)	The table above does not include the effect of interest rate derivatives.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company’s Chief Executive Officer and Chief Financial Officer.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Following the announcement of the Merger, two purported stockholders of the Company filed complaints against the Company and each member of the Board of Directors alleging, as the case may be, that the Registration Statement filed on December 16, 2022 and the Schedule 14A Definitive Proxy statement filed on January 31, 2023 omitted material information with respect to the Merger and that, as a result, all defendants violated the federal securities laws.  In addition, two purported stockholders of the Company sent demand letters and one purported stockholder sent a draft complaint alleging similar deficiencies in the Registration Statement and Proxy Statement as those alleged in the lawsuits.  As of March 16, 2023, all plaintiffs had voluntarily dismissed their complaints without any consideration given by the Company.

                Additional lawsuits and demands may be filed or made, respectively, against the Company, the Board of Directors, or the Company’s officers in connection with the Merger, which could result in substantial costs to the Company, including any costs associated with indemnification.

We are not currently party to any pending legal proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2023.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended March 31, 2023.

Unregistered Sales of Equity Securities

In February 2023, Old SAFE issued 152,801 shares of its common stock to its Former Manager as payment for the management fee for the three months ended December 31, 2022, and in March 2023, Old SAFE issued 177,971 shares of its common stock to its Former Manager as payment for the management fees for the three months ended March 31, 2023. These shares were not registered under the Securities Act in reliance upon exemption from registration provided by Section 4(a)(2) of the Securities Act. Such shares are subject to certain resale restrictions.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1

Agreement and Plan of Merger, dated as of August 10, 2022, by and between iStar Inc. and Safehold Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed August 11, 2022).

3.1	Amended and Restated Charter of Safehold Inc. (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed April 4, 2023).
3.2	Amended and Restated Bylaws of Safehold Inc. (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K, filed April 4, 2023).
4.1

Indenture, dated May 7, 2021, among Safehold Operating Partnership LP, as issuer, Safehold Inc., as guarantor, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed April 4, 2023).

4.2

First Supplemental Indenture, dated as of May 7, 2021, among Safehold Operating Partnership LP, as issuer, Safehold Inc., as guarantor, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, including the form of the 2031 Notes and the Guarantee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed April 4, 2023).

4.3

Second Supplemental Indenture, dated as of November 18, 2021, among Safehold Operating Partnership LP, as issuer, Safehold Inc., as guarantor, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, including the form of the 2032 Notes and the Guarantee (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K, filed April 4, 2023).

4.4

Third Supplemental Indenture, dated March 31, 2023, among Safehold GL Holdings LLC, as issuer, Safehold Inc. (then known as iStar Inc.), as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K, filed April 4, 2023).

10.1

Master Note Purchase Agreement, dated as of January 27, 2022, by and among Safehold Inc., Safehold Operating Partnership LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed April 4, 2023).

10.2

Assumption Agreement, dated as of March 31, 2023, to Master Note Purchase Agreement, dated January 27, 2022, by and among Safehold Inc., Safehold GL Holdings LLC and the purchasers named therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed April 4, 2023).

10.3

Credit Agreement, dated as of March 31, 2021, among Safehold Inc., as guarantor, Safehold Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders, agents and arrangers party thereto and JPMorgan Chase Bank, N.A., Bank of America, N.A., and Goldman Sachs Bank USA, as letter of credit issuers (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed April 4, 2023).

10.4

First Amendment to Credit Agreement, dated as of December 15, 2021, among Safehold Inc., as guarantor, Safehold Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the Existing Lenders (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed April 4, 2023).

10.5

Second Amendment the Credit Agreement, dated as of January 9, 2023, among Safehold Inc., as guarantor, Safehold Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A, as administrative agent, and certain other financial institutions party thereto as lenders, arrangers and bookrunners (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed April 4, 2023).

10.6

Credit Agreement, dated as of January 9, 2023, among Safehold Inc., as guarantor, Safehold Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto as lenders, agents, arrangers and bookrunners (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed April 4, 2023).

10.7

Loan Agreement, dated as of March 30, 2017, among Barclays Bank PLC, JPMorgan Chase Bank, National Association and Bank of America, N.A., Safehold Inc. and the Safehold Inc. subsidiaries named therein as borrower (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed April 4, 2023).

10.8

Stockholder’s Agreement, dated as of March 31, 2023, by and among Safehold Inc., iStar Inc. and MSD Partners, L.P. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed April 4, 2023).

10.9

Registration Rights Agreement, dated March 31, 2023, by and between Safehold Inc. and MSD Partners, L.P. (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed April 4, 2023).

10.10

Separation and Distribution Agreement, dated as of March 31, 2023, by and between iStar Inc. and Star Holdings (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed April 4, 2023).

10.11

Registration Rights Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed April 4, 2023).

10.12	Management Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed April 4, 2023).
10.13	Governance Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K, filed April 4, 2023).
10.14	Amended and Restated Credit Agreement, dated as of March 31, 2023, by and between Star Holdings, as borrower, and Safehold Inc., as lender .
10.15	Stockholder’s Agreement, between Safety, Income and Growth, Inc., and SFTY Venture LLC (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K, filed April 4, 2023).
10.16

Registration Rights Agreement, among Safety, Income and Growth, Inc., SFTY Venture LLC and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K, filed April 4, 2023).

+10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K, filed April 4, 2023).
+10.18	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.19 to our Current Report on Form 8-K, filed April 4, 2023).
+10.19

Omnibus Assignment, Assumption and Amendment Agreement, dated as of March 31, 2023, by and among Safehold Inc., CARET Ventures LLC, Caret Management LLC, and Safehold GL Holdings LLC (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K, filed April 4, 2023).

+10.20	Amended Caret Performance Incentive Plan (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, filed April 4, 2023).
+10.21	Form of Caret Performance Incentive Award (incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K, filed April 4, 2023).
10.22

Subscription Agreement, dated as of August 10, 2022, by and among CARET Ventures LLC, Safehold Inc., the investor signatories thereto, and, solely with respect to Sections 1.1(b) and 6.1-6.18, MSD Capital, L.P. (incorporated by reference to Annex D of our Registration Statement on Form S-4/A (File No. 333-268822), filed January 26, 2023).

10.23	Amended and Restated Limited Liability Company Agreement of Safehold GL Holdings LLC (incorporated by reference to Exhibit 10.24 to our Current Report on Form 8-K, filed April 4, 2023).
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2023 and 2022; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2023 and 2022; (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2023 and 2022; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*

In accordance with Rule 406T of Regulation S-T, the iXBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Safehold Inc.
Registrant

Date:	April 28, 2023	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	April 28, 2023	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

Safehold Inc.
Registrant

Date:	April 28, 2023	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer