Form 10-Q
period 2023-09-30
Safehold Inc.
filed 2023-11-01
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023
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

As of October 30, 2023, there were 71,066,380 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Net investment in sales-type leases ($468 and $0 of allowances as of September 30, 2023 and December 31, 2022, respectively)	$3,182,592	$3,106,599
Ground Lease receivables, net ($318 and $0 of allowances as of September 30, 2023 and December 31, 2022, respectively)	1,563,670	1,374,716
Real estate
Real estate, at cost	744,571	740,971
Less: accumulated depreciation	(38,892)	(34,371)
Real estate, net	705,679	706,600
Real estate-related intangible assets, net	212,771	217,795
Real estate available and held for sale	7,216	—
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	925,666	924,395
Loans receivable, net - related party ($2,421 of allowances as of September 30, 2023)	112,088	—
Equity investments	287,118	180,388
Cash and cash equivalents	11,483	20,066
Restricted cash	27,978	28,324
Deferred tax asset, net	7,173	—
Deferred operating lease income receivable	172,284	148,870
Deferred expenses and other assets, net(2)	153,139	67,564
Total assets	$6,443,191	$5,850,922
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(3)	$122,986	$100,357
Real estate-related intangible liabilities, net	63,963	64,591
Debt obligations, net	3,937,827	3,521,359
Total liabilities	4,124,776	3,686,307
Commitments and contingencies (refer to Note 9)
Redeemable noncontrolling interests (refer to Note 3)	19,011	19,011
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 71,066 and 62,397 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	710	624
Additional paid-in capital	2,183,034	1,986,417
Retained earnings	19,124	151,226
Accumulated other comprehensive income	61,459	3,281
Total Safehold Inc. shareholders' equity	2,264,327	2,141,548
Noncontrolling interests	35,077	4,056
Total equity	2,299,404	2,145,604
Total liabilities, redeemable noncontrolling interests and equity	$6,443,191	$5,850,922
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of September 30, 2023, includes $7.1 million due from related parties.
(3)	As of December 31, 2022, includes $8.5 million due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Interest income from sales-type leases(1)	$59,130	$54,736	$174,350	$146,014
Operating lease income	16,715	16,507	54,366	49,925
Interest income - related party(2)	2,381	—	4,762	—
Other income(3)	7,335	453	16,073	1,004
Total revenues	85,561	71,696	249,551	196,943
Costs and expenses:
Interest expense	46,553	35,463	133,482	91,050
Real estate expense	1,001	866	3,219	2,272
Depreciation and amortization	2,519	2,407	7,444	7,215
General and administrative(4)	17,860	9,551	51,843	29,203
Impairment of goodwill	145,365	—	145,365	—
Provision for credit losses	336	—	2,625	—
Other expense	2,169	6,073	17,532	6,777
Total costs and expenses	215,803	54,360	361,510	136,517
Gain on sale of net investment in lease	—	55,811	—	55,811
Income (loss) from operations before other items	(130,242)	73,147	(111,959)	116,237
Earnings from equity method investments	7,451	2,244	16,520	6,772
Net income (loss) before income taxes	(122,791)	75,391	(95,439)	123,009
Income tax expense	(55)	—	(580)	—
Net income (loss)	(122,846)	75,391	(96,019)	123,009
Net (income) attributable to noncontrolling interests	(123)	(9,314)	(138)	(9,381)
Net income (loss) attributable to Safehold Inc. common shareholders	$(122,969)	$66,077	$(96,157)	$113,628

Per common share data:
Net income (loss)
Basic	$(1.81)	$1.04	$(1.47)	$1.83
Diluted	$(1.81)	$1.04	$(1.47)	$1.83
Weighted average number of common shares:
Basic	67,979	63,393	65,214	61,991
Diluted	67,979	63,393	65,214	61,991
(1)	For the nine months ended September 30, 2022, the Company recorded $2.1 million of “Interest income from sales-type leases” in its consolidated statements of operations from Ground Leases with iStar Inc. (“iStar”).
(2)	Refer to Note 3.
(3)	For the three and nine months ended September 30, 2023, includes $6.0 million and $13.2 million, respectively, of management fees from related parties.
(4)	For the three months ended September 30, 2023 and 2022, includes $7.5 million and $8.5 million, respectively, of general and administrative expenses incurred to related parties that includes management fees and expense reimbursements to the Former Manager (refer to Note 1) and equity-based compensation (including equity-based compensation to employees). For the nine months ended September 30, 2023 and 2022, includes $28.5 million and $25.8 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Former Manager (refer to Note 1) and equity-based compensation (including equity-based compensation to employees).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(122,846)	$75,391	$(96,019)	$123,009
Other comprehensive income:
Reclassification of (gains) losses on derivatives into earnings	(1,494)	943	(1,454)	2,945
Unrealized gain on derivatives	53,834	18,587	59,632	29,615
Other comprehensive income:	52,340	19,530	58,178	32,560
Comprehensive income (loss)	(70,506)	94,921	(37,841)	155,569
Comprehensive (income) attributable to noncontrolling interests	(123)	(9,314)	(138)	(9,381)
Comprehensive income (loss) attributable to Safehold Inc.	$(70,629)	$85,607	$(37,979)	$146,188

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings	Other
	Noncontrolling	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at June 30, 2023	$19,011	$639	$2,034,678	$154,826	$9,119	$34,480	$2,233,742
Net income (loss)	—	—	—	(122,969)	—	123	(122,846)
Issuance of common stock, net / amortization	—	71	148,356	—	—	485	148,912
Dividends declared ($0.177 per share)	—	—	—	(12,733)	—	—	(12,733)
Change in accumulated other comprehensive income	—	—	—	—	52,340	—	52,340
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Balance at September 30, 2023	$19,011	$710	$2,183,034	$19,124	$61,459	$35,077	$2,299,404

Balance at June 30, 2022	$19,000	$621	$1,975,933	$85,405	$(27,950)	$3,320	$2,037,329
Net income	658	—	—	66,077	—	8,656	74,733
Issuance of common stock, net / amortization	—	1	5,222	—	—	52	5,275
Dividends declared ($0.177 per share)	—	—	—	(11,007)	—	—	(11,007)
Change in accumulated other comprehensive income	—	—	—	—	19,530	—	19,530
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Balance at September 30, 2022	$19,658	$622	$1,981,155	$140,475	$(8,420)	$12,017	$2,125,849

Balance at December 31, 2022	$19,011	$624	$1,986,417	$151,226	$3,281	$4,056	$2,145,604
Impact from adoption of new accounting standard (refer to Note 3)	—	—	—	(640)	—	—	(640)
Net income (loss)	—	—	—	(96,157)	—	138	(96,019)
Issuance of common stock, net / amortization	—	74	162,484	—	—	982	163,540
Dividends declared ($0.531 per share)	—	—	—	(35,305)	—	—	(35,305)
Change in accumulated other comprehensive income	—	—	—	—	58,178	—	58,178
Contributions from noncontrolling interests, net	—	—	(1,443)	—	—	30,439	28,996
Distributions to noncontrolling interests	—	—	—	—	—	(538)	(538)
Merger consideration (refer to Note 1 and Note 3)	—	12	35,576	—	—	—	35,588
Balance at September 30, 2023	$19,011	$710	$2,183,034	$19,124	$61,459	$35,077	$2,299,404

Balance at December 31, 2021	$—	$566	$1,663,324	$59,368	$(40,980)	$2,924	$1,685,202
Net income	658	—	—	113,628	—	8,723	122,351
Issuance of common stock, net / amortization	—	56	318,002	—	—	385	318,443
Dividends declared ($0.524 per share)	—	—	—	(32,521)	—	—	(32,521)
Change in accumulated other comprehensive income	—	—	—	—	32,560	—	32,560
Contributions from noncontrolling interests, net	18,829	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	—	(33)	(33)
Additional paid in capital attributable to redeemable noncontrolling interests	171	—	(171)	—	—	—	(171)
Balance at September 30, 2022	$19,658	$622	$1,981,155	$140,475	$(8,420)	$12,017	$2,125,849

(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(96,019)	$123,009
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,444	7,215
Stock-based compensation expense	20,127	1,518
Deferred operating lease income	(23,415)	(23,694)
Non-cash interest income from sales-type leases	(62,139)	(53,555)
Non-cash interest expense	10,216	8,806
Amortization of real estate-related intangibles, net	1,729	1,729
Impairment of goodwill	145,365	—
Provision for credit losses	2,625	—
Earnings from equity method investments	(16,520)	(6,772)
Distributions from operations of equity method investments	4,591	1,510
Gain on sale of net investment in lease	—	(55,811)
Amortization of premium, discount and deferred financing costs on debt obligations, net	5,454	4,039
Non-cash management fees	5,199	14,950
Other operating activities	408	3,486
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	(168)	10,646
Changes in accounts payable, accrued expenses and other liabilities	(12,568)	15,071
Cash flows (used in) provided by operating activities	(7,671)	52,147
Cash flows from investing activities:
Acquisitions of real estate	(10,817)	—
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(203,364)	(1,210,274)
Origination of loans receivable, net	(114,450)	—
Payment for merger consideration	(88,685)	—
Cash and cash equivalents acquired upon merger	3,213	—
Contributions to equity method investments	(33,560)	(7)
Funding reserves received from Ground Lease tenant net of disbursements	(218)	30,071
Net proceeds from sale of net investment in lease	—	135,529
Net proceeds received from sale of real estate available and held for sale	1,631	—
Deposits on Ground Lease investments	(112)	(2,250)
Other investing activities	(3,588)	(679)
Cash flows used in investing activities	(449,950)	(1,047,610)
Cash flows from financing activities:
Proceeds from issuance of common stock	151,940	309,160
Proceeds from debt obligations	458,000	1,770,000
Repayments of debt obligations	(145,000)	(1,005,000)
Payments for deferred financing costs	(4,618)	(5,110)
Dividends paid to common shareholders	(33,459)	(31,182)
Payment of offering costs	(8,071)	(5,190)
Payments for withholding taxes upon vesting for stock-based compensation	—	(970)
Distributions to noncontrolling interests	(538)	(33)
Contributions from noncontrolling interests	30,439	—
Contributions from redeemable noncontrolling interests	—	19,000
Other financing activities	(1)	(153)
Cash flows provided by financing activities	448,692	1,050,522
Changes in cash, cash equivalents and restricted cash	(8,929)	55,059
Cash, cash equivalents and restricted cash at beginning of period	48,390	38,516
Cash, cash equivalents and restricted cash at end of period	$39,461	$93,575

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$11,483	$35,574
Restricted cash	27,978	58,001
Total cash and cash equivalents and restricted cash	$39,461	$93,575
Supplemental disclosure of non-cash investing and financing activity:
Debt obligations assumed (refer to Note 3)	$99,995	$—
Issuance of common stock for acquisition of assets (refer to Note 3)	35,588	—
Dividends declared to common shareholders	12,882	11,011
Non-cash interest accrued to debt balances	2,014	—
Accrued offering costs	530	—

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

Business—On March 31, 2023, Safehold Inc. (“Old SAFE”) merged with and into iStar (see Merger Transaction below), at which time Old SAFE ceased to exist and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” (the “Merger”). References to iStar refer to iStar prior to the Merger. For accounting purposes, the Merger is treated as a “reverse acquisition” in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. Unless context otherwise requires, references to the “Company” refer to the business and operations of Old SAFE and its consolidated subsidiaries prior to the Merger and to Safehold Inc. (formerly known as iStar) and its consolidated subsidiaries following the consummation of the Merger.

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

Star Holdings was capitalized in part with an 8.0%, four-year term loan from the Company having an initial principal amount of $115.0 million, as well as SOFR plus 3.00% bank debt with an initial principal balance of $140.0 million from Morgan Stanley Bank, N.A. which is secured by approximately 13.5 million shares of the Company (refer to Note 4).

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of September 30, 2023, the total assets of these consolidated VIEs were $73.2 million and total liabilities were $30.0 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of September 30, 2023.

Note 3—Summary of Significant Accounting Policies

Significant Accounting Policies

Allowance for credit losses on net investment in sales-type leases and Ground Lease receivables—Effective January 1, 2023, upon the adoption of ASU 2016-13, the Company implemented procedures to estimate its allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, using a quantitative analysis to estimate expected loss rates for its portfolio of net investment in sales-type leases and Ground Lease receivables. ASU 2016-13 replaced the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses over the life of the investment and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company analyzes historical data provided by Trepp (“Trepp”) for single asset borrower loans and considers comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics. The Company updates its analysis for current market conditions and reasonable and supportable forecasts of unemployment rates to develop an estimate of credit losses. The Company analyzes its portfolio of Ground Leases in two categories, based on whether the underlying property is a stabilized property or a development project (projects with unfunded commitments that are under development or in transition). The Company’s development properties are assigned a higher loss rate due to the higher inherent risk of deals under construction.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,183	$3,073	$3,107	$3,236
Ground Lease receivables(1)	1,564	1,574	1,375	1,501
Loans receivable, net - related party(1)	112	114	—	—
Cash and cash equivalents(2)	11	11	20	20
Restricted cash(2)	28	28	28	28

Liabilities
Debt obligations, net(1)
Level 1	739	558	738	573
Level 3	3,199	2,564	2,783	2,358
Total debt obligations, net	3,938	3,122	3,521	2,931
(1)	The fair value of the Company’s net investment in sales-type leases, Ground Lease receivables and loans receivable, net – related party are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

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

Income taxes— The Company (then known as iStar) elected to be taxed as a REIT under sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ended December 31, 1998. The Company operates its business in a manner consistent with its election to be taxed as a REIT. As such, the consolidated financial statements of the Company have been prepared consistent with the Company’s qualification as a REIT for the periods presented. The Company will be subject to federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its shareholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its net taxable income to qualify as a REIT, the Company intends to distribute all of its net taxable income, if any, and eliminate federal and state taxes on undistributed net taxable income. Certain states may impose minimum franchise taxes. In addition, the Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its net taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under federal tax laws. The Company’s tax years from 2019 through 2021 remain subject to examination by major tax jurisdictions The Company has two taxable REIT subsidiaries (“TRS”), one of which was formed during the year ended December 31, 2018 and had no material activity during the periods presented. Accordingly, no provision for income taxes was required. The second TRS provides management services to Star Holdings and internally to the REIT. The second TRS was acquired in the Company’s acquisition of iStar and first had activity during the three months ended June 30, 2023. For the nine months ended September 30, 2023, the Company recorded current income tax expense in the amount of $1.4 million, which was partially offset by a deferred tax benefit of $0.9 million with respect to the TRS. In addition, the Company paid other state and local income taxes in the amount of $0.1 million during the nine months ended September 30, 2023.

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

The Company made the accounting policy election to record accrued interest on its loan asset separate from its loans receivable and to exclude accrued interest from its amortized cost basis disclosures. Any accrued interest receivable is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. As of September 30, 2023, the Company had $26 thousand of accrued interest on its consolidated balance sheets. The Company will place its loan on non-accrual status once interest on the loan becomes 90 days delinquent and will reverse any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the three and nine months ended September 30, 2023, the Company did not reverse any accrued interest on its loan asset.

Interest Income – related party—Interest income - related party (refer to Note 4) is recognized on an accrual basis using the effective interest method and is recorded in “Interest income – related party” in the Company’s consolidated statements of operations.

Equity Investments—Equity investments are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of the investee. The Company has noncontrolling equity interests in multiple ventures (refer to Note 6) and determined the entities to be voting interest entities. As such, its equity interests in these ventures are accounted for pursuant to the equity method of accounting. The Company’s periodic share of earnings and losses in equity method investees are included in "Earnings from equity method investments" in the Company’s consolidated statements of operations. Equity investments are included in "Equity investments" on the Company’s consolidated balance sheets. The Company acquired two equity interests from iStar in connection with the Merger. In connection with the acquisition, the Company has basis differences in these equity interests that are amortized to income over the life of the underlying assets (refer to Note 6).

Management fees—The Company earns management fees through SpinCo Manager’s management agreement with Star Holdings pursuant to which SpinCo Manager operates and pursues the orderly monetization of Star Holding’s assets (refer to Note 1). Effective March 31, 2023, Star Holdings will pay SpinCo Manager an annual management fee of $25.0 million in year one, $15.0 million in year two, $10.0 million in year three, $5.0 million in year four and 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock, for each annual term thereafter. Management fees are paid quarterly in arrears. The Company recognizes management fee income in accordance

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

with ASC  606: Revenue from Contracts with Customers (“ASC 606”). Upon the Company’s initial evaluation of the management contract, the Company evaluated the payment terms and termination clauses and it determined the estimated term of the contract to be three years and the total transaction price to be $50.0 million. The Company determined that the termination fees payable by Star Holdings in year one through year three upon termination of the management agreement would be substantive and therefore termination of the management agreement would be unlikely before year four. The Company will continue to evaluate the anticipated term and total transaction price of the management agreement as it executes its performance obligations under the management agreement. Pursuant to ASC 606, the Company allocated the transaction price to its performance obligations under the management agreement. The Company determined that the management contract represents a single continuing performance obligation and tracks its progress toward satisfying its performance obligation using an input method to measure the level of effort expended during the period and time budgeted to complete its obligations, which is subject to variability based on market conditions. The Company recognizes management fee income as it satisfies the performance obligations of the contract and records management fees in “Other income” in the Company’s consolidated statements of operations.

Acquisitions—The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under ASC 805, an acquisition does not qualify as a business when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets; (ii) the acquisition does not include a substantive process in the form of an acquired workforce; or (iii) there is an acquired contract that cannot be replaced without significant cost, effort or delay. Acquisitions of a business are accounted for as business combinations and other acquisition transactions are accounted for as asset acquisitions. Transaction costs related to asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs related to business combinations are expensed as incurred.

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

The Merger was accounted for as a business combination pursuant to ASC 805 and all Merger related costs were expensed as incurred. The Company recorded $0.1 million of Merger expenses during the three months ended September 30, 2023 in “Other expense” in the Company’s consolidated statements of operations. The Company recorded $18.9 million of Merger expenses during the nine months ended September 30, 2023, of which $14.1 million was recorded in “Other expense” and $4.8 million was recorded in “General and administrative” in the Company’s consolidated statements of operations. During the nine months ended September 30, 2023, the Company also recorded $0.9 million of related non-recurring charges in “Other expense” and a provision for credit losses of $2.3 million on the Secured Term Loan Facility (refer to Note 4) which was originated at the time of the Merger in conjunction with the Spin-Off. Excluding $3.0 million of related non-recurring charges and the $2.3 million provision for credit losses on the Secured Term Loan Facility, through September 30, 2023, the Company has incurred $26.6 million of Merger expenses.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth the preliminary allocation as of March 31, 2023 of the purchase consideration to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, recognized as a result of the acquisition described in Note 1 above, measurement period adjustments and a revised allocation of the purchase consideration ($ in thousands):

	Preliminary	Measurement	Revised
	Purchase Price Allocation	Period Adjustments	Purchase Price Allocation
Cash and cash equivalents	$3,213	$—	$3,213
Real estate	1,508	—	1,508
Equity investments(1)	61,247	—	61,247
Deferred tax asset(2)	—	6,292	6,292
Deferred expenses and other assets(2)(3)	25,442	6,480	31,922
Total assets acquired	91,410	12,772	104,182

Accounts payable, accrued expenses and other liabilities(2)(4)	(22,939)	(2,340)	(25,279)
Debt obligations(5)	(99,995)	—	(99,995)
Total liabilities assumed	(122,934)	(2,340)	(125,274)

Net identifiable (liabilities assumed) assets acquired	(31,524)	10,432	(21,092)

Purchase consideration	$124,273	$—	$124,273
Add: net identifiable liabilities assumed	31,524	(10,432)	21,092
Goodwill(6)	155,797	(10,432)	145,365
(1)	Equity investments were valued using discount rates between 7.2% and 13.9% and are classified as Level 3 within the fair value hierarchy.
(2)	During the three months ended June 30, 2023, the Company recorded a deferred tax asset in the amount of $6.3 million, net of a valuation allowance in the amount of $2.8 million, and reduced goodwill by $6.3 million. The net deferred tax asset relates to net operating loss carryovers to which the Company’s taxable REIT subsidiary is a successor and were finalized upon filing tax returns subsequent to the Merger for periods prior to the Merger. During the three months ended September 30, 2023, the Company recognized $6.5 million of deferred expenses and other assets related to final state tax receivables and $2.3 million in accounts payable, accrued expenses and other liabilities as a result of finalizing its tax returns which produced additional information not available at the time of the Merger. The following table presents a rollforward of the Company’s goodwill:

Balance at December 31, 2022	$—
Goodwill recognized at Merger	155,797
Reduction to goodwill resulting from measurement period adjustments	(10,432)
Impairment	(145,365)
Balance at September 30, 2023	$—
(3)	Deferred expenses and other assets includes $11.0 million attributable to operating lease right of use assets, $4.7 million attributable to prepaid expenses resulting from the settlement of iStar’s compensation plans, $2.1 million attributable to in-place prepaid contracts, $1.3 million attributable to office furniture and equipment and $6.3 million attributable to other receivables.
(4)	Accounts payable, accrued expenses and other liabilities primarily includes a $14.2 million operating lease liability. In addition, under the Merger Agreement, iStar was required to fund its share of merger-related costs and to provide sufficient cash to fund any unresolved corporate obligations and accrued liabilities or costs yet-to-be incurred prior to the Merger. Accounts payable, accrued expenses and other liabilities includes approximately $8.7 million of obligations assumed from iStar, which are offset with corresponding amounts in cash and cash equivalents and amounts receivable in deferred expenses and other assets, net sufficient to settle such obligations.
(5)	Debt obligations were valued using a discount rate of 6.7% and are classified as Level 3 within the fair value hierarchy.
(6)	Goodwill is calculated as the excess of purchase consideration over the fair value of the net identifiable assets acquired and primarily relates to the acquisition of iStar’s workforce and future synergies expected to be realized after the completion of the Merger.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table summarizes the Company's pro forma revenues and net income (loss) for the three and nine months ended September 30, 2023 and 2022 as if the Merger described in Note 1 was completed on January 1, 2022 ($ in thousands):(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Pro forma revenues	$85,561	$84,388	$268,478	$229,608
Pro forma net income (loss)	(122,846)	45,214	(66,412)	(118,086)

(1)

The pro forma revenues and net income (loss) are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2022, nor do they purport to represent the Company’s results of operations for future periods. For the nine months ended September 30, 2022, pro forma net loss includes $47.7 million of merger expenses (including $20.3 million of merger expenses borne by iStar), which are non-recurring in nature. For the three and nine months ended September 30, 2022, pro forma net loss includes $13.2 million and $171.9 million, respectively, of losses on extinguishment of debt, which are non-recurring in nature. From the date of the Merger closing through September 30, 2023, $0.1 million of total revenues and $6.0 million of net income of the acquiree are included in the Company’s consolidated statements of operations.

Goodwill—Goodwill is calculated as the excess of purchase consideration over the fair value of the net identifiable assets acquired (or liabilities assumed) and primarily relates to the acquisition of iStar’s workforce and future synergies expected to be realized from the Merger. Goodwill is not subject to amortization but is tested annually for impairment or more frequently should potential triggering events be identified that may indicate potential impairment, such as when a company’s fair value, or the estimated fair value of a reporting unit of a company, is below its book value.

During the three months ended September 30, 2023, the Company experienced a precipitous and sustained decline in the price per share of its common stock, which it identified as an indicator of goodwill impairment. As a result, the Company performed an interim goodwill evaluation. The Company determined that its current operations are carried out through a single reporting unit with a carrying value of approximately $2.4 billion. The estimated fair value of the Company was determined to be the Company’s market capitalization adjusted for a control premium estimated by the Company representing an amount a market participant would pay to obtain a controlling interest in the Company. The Company determined that its carrying value exceeded its estimated fair value and therefore recorded an impairment of goodwill. The Company recorded a $145.4 million full impairment of the goodwill recognized as a result of the Merger, which is recorded as a non-cash charge in “Impairment of goodwill” in the Company’s consolidated statements of operations. The Company does not expect goodwill to have any tax impact on its financial statements.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

In May 2023, the Company entered into a joint venture with a sovereign wealth fund, which is also an existing shareholder, focused on new acquisitions for certain Ground Lease investments. The Company committed approximately $275 million for a 55% controlling interest in the joint venture and the sovereign wealth fund committed

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

approximately $225 million for a 45% noncontrolling interest in the joint venture. Each party’s commitment is discretionary. The joint venture is a voting interest entity and the Company consolidates the joint venture in its financial statements due to its controlling interest. The Company’s joint venture partners’ interest is recorded in “Noncontrolling interests” on the Company’s consolidated balance sheets. The Company receives a management fee, measured on an asset-by-asset basis, equal to 25 basis points on invested equity for such asset for the first five years following its acquisition, and 15 basis points on invested equity thereafter. The Company will also receive a promote of 15% over a 9% internal rate of return, subject to a 1.275x multiple on invested capital. The venture has first look rights on qualifying investments for 18 months. During the nine months ended September 30, 2023, the joint venture acquired two Ground Leases for an aggregate purchase price of $38.5 million, of which $14.5 million has been funded as of September 30, 2023.

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Total undiscounted cash flows(1)	$29,715,761	$29,586,227
Unguaranteed estimated residual value(1)	2,915,013	2,900,218
Present value discount	(29,447,714)	(29,379,846)
Allowance for credit losses	(468)	—
Net investment in sales-type leases(2)	$3,182,592	$3,106,599
(1)	As of September 30, 2023, total discounted cash flows were approximately $3,153 million and the discounted unguaranteed estimated residual value was $30.1 million. As of December 31, 2022, total discounted cash flows were approximately $3,077 million and the discounted unguaranteed estimated residual value was $29.1 million.
(2)	As of September 30, 2023, $6.5 million was attributable to noncontrolling interests.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Nine Months Ended September 30, 2023
Beginning balance	$3,106,599	$1,374,716	$4,481,315
Impact from adoption of new accounting standard (refer to Note 3)	(351)	(199)	(550)
Origination/acquisition/fundings(1)	33,400	170,194	203,594
Accretion	43,061	19,078	62,139
Provision for credit losses	(117)	(119)	(236)
Ending balance(2)	$3,182,592	$1,563,670	$4,746,262

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Nine Months Ended September 30, 2022
Beginning balance	$2,412,716	$796,252	$3,208,968
Sales	(76,701)	—	(76,701)
Origination/acquisition/fundings(1)	691,305	515,618	1,206,923
Accretion	38,793	14,762	53,555
Ending balance	$3,066,113	$1,326,632	$4,392,745
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of September 30, 2023 and December 31, 2022, all of the Company’s net investment in sales-type leases and Ground Lease receivables were current in their payment status. As of September 30, 2023, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.1% and 5.4%, respectively. As of September 30, 2023, the weighted average remaining life of the Company’s 35 Ground Lease receivables was 98.3 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Allowance for Credit Losses—Changes in the Company’s allowance for credit losses on net investment in sales-type leases and Ground Lease receivables for the three and nine months ended September 30, 2023 were as follows ($ in thousands):

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Three Months Ended September 30, 2023	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$259	$77	$1	$337
Provision for credit losses(1)	110	22	—	132
Allowance for credit losses at end of period(2)	$369	$99	$1	$469

	Ground Lease receivables
	Stabilized	Development	Unfunded
Three Months Ended September 30, 2023	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$94	$127	$60	$281
Provision for (recovery of) credit losses(1)	40	57	(3)	94
Allowance for credit losses at end of period(2)	$134	$184	$57	$375

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Nine Months Ended September 30, 2023	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (refer to Note 3)(3)	280	71	6	357
Provision for (recovery of) credit losses(1)	89	28	(5)	112
Allowance for credit losses at end of period(2)	$369	$99	$1	$469

	Ground Lease receivables
	Stabilized	Development	Unfunded
Nine Months Ended September 30, 2023	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (refer to Note 3)(3)	102	97	84	283
Provision for (recovery of) credit losses(1)	32	87	(27)	92
Allowance for credit losses at end of period(2)	$134	$184	$57	$375
(1)	During the three months ended September 30, 2023, the Company recorded a provision for credit losses on net investment in sales-type leases and Ground Lease receivables of $0.1 million and $0.1 million, respectively. The provision for credit losses was due primarily to a declining macroeconomic forecast since June 30, 2023. During the nine months ended September 30, 2023, the Company recorded a provision for credit losses on net investment in sales-type leases and Ground Lease receivables of $0.1 million and $0.1 million, respectively. The provision for credit losses on net investment in leases and Ground Lease receivables was due primarily to a declining macroeconomic forecast since December 31, 2022.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.
(3)	On January 1, 2023, the Company recorded an allowance for credit losses on net investment in sales-type leases of $0.4 million and an allowance for credit losses on Ground Lease receivables of $0.2 million upon the adoption of ASU 2016-13, of which an aggregate of $0.1 million related to expected credit losses for unfunded commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s amortized cost basis in Ground Lease receivables, presented by year of origination and by stabilized or development status, was as follows as of September 30, 2023 ($ in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	Prior to 2019	Total
Ground Lease receivables
Stabilized properties	$19,004	$295,600	$133,296	$179,914	$447,915	$—	$1,075,729
Development properties	1	345,220	143,038	—	—	—	488,259
Total	$19,005	$640,820	$276,334	$179,914	$447,915	$—	$1,563,988

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2023, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2023 (remaining three months)	$24,735	$561	$146	$25,442
2024	101,639	2,256	586	104,481
2025	103,607	2,283	586	106,476
2026	105,567	2,311	586	108,464
2027	107,475	2,339	586	110,400
Thereafter	28,577,374	583,455	99,669	29,260,498
Total undiscounted cash flows	$29,020,397	$593,205	$102,159	$29,715,761

During the three and nine months ended September 30, 2023 and 2022, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended September 30, 2023	Leases	Receivables	Total
Cash	$25,309	$12,767	$38,076
Non-cash	14,482	6,572	21,054
Total interest income from sales-type leases	$39,791	$19,339	$59,130

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended September 30, 2022	Leases	Receivables	Total
Cash	$24,256	$10,585	$34,841
Non-cash	14,108	5,787	19,895
Total interest income from sales-type leases	$38,364	$16,372	$54,736

	Net Investment	Ground
	in Sales-type	Lease
Nine Months Ended September 30, 2023	Leases	Receivables	Total
Cash	$75,355	$36,856	$112,211
Non-cash	43,061	19,078	62,139
Total interest income from sales-type leases	$118,416	$55,934	$174,350

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

	Net Investment	Ground
	in Sales-type	Lease
Nine Months Ended September 30, 2022	Leases	Receivables	Total
Cash	$66,017	$26,442	$92,459
Non-cash	38,793	14,762	53,555
Total interest income from sales-type leases	$104,810	$41,204	$146,014

Loans receivable, net – related party—On March 31, 2023, the Company, as lender and as administrative agent, and Star Holdings, as borrower, entered into a senior secured term loan facility in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million at Star Holding’s election (the “Incremental Term Loan Facility”, together with the Secured Term Loan Facility, the “Star Holdings Term Loan Facility”) (refer to Note 14). During the three and nine months ended September 30, 2023, the Company recorded $2.4 million and $4.8 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income – related party” in the Company’s consolidated statements of operations. As of September 30, 2023, the Star Holdings Term Loan Facility had a principal balance of $115.0 million and a carrying value of $112.1 million.

The Star Holdings Term Loan Facility is a secured credit facility. Borrowings under the Star Holdings Term Loan Facility bear interest at a fixed rate of 8.00% per annum, which may increase to 10.00% per annum if any loans remain outstanding under the Incremental Term Loan Facility (refer to Note 14). The Star Holdings Term Loan Facility has a maturity date of March 31, 2027. The Star Holdings Term Loan Facility is secured by a first-priority perfected security pledge of all the equity interests in Star Holding’s primary real estate subsidiary. Starting the quarter that is nine months after closing, within five business days after Star Holdings has delivered its unaudited quarterly financial statements, Star Holdings will apply any unrestricted cash on its balance sheet in excess of the aggregate of (i) an operating reserve; and (ii) $50 million, to prepay its Star Holdings Term Loan Facility or alternatively, with the consent of the Company, Star Holdings may apply such cash to prepay its margin loan facility in lieu of any prepayment of the Star Holdings Term Loan Facility. The operating reserve will be calculated quarterly and is equal to the aggregate of projected operating expenses (including payments to the Star Holdings local property consultants but excluding management fees and public company costs), projected land carry costs, projected capital expenditure and projected interest expense on the margin loan facility and Star Holdings Term Loan Facility for the next twelve months; less the projected operating revenues for the next twelve months consistent with the operating budget approved by the Company.

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

During the three and nine months ended September 30, 2023, the Company recorded a provision for credit losses of $0.1 million and $2.4 million, respectively, on the Secured Term Loan Facility which was originated at the time of the Merger in conjunction with the Spin-Off.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 5—Real Estate, Real Estate-Related Intangibles and Real Estate Available and Held for Sale

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	September 30, 2023	December 31, 2022
Land and land improvements, at cost	$551,339	$547,739
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(38,892)	(34,371)
Total real estate, net	$705,679	$706,600
Real estate-related intangible assets, net	212,771	217,795
Real estate available and held for sale(1)	7,216	—
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	$925,666	$924,395
(1)	During the three months ended September 30, 2023, the Company acquired $7.2 million of real property that is being marketed for sale and is recorded in real estate available and held for sale. During the nine months ended September 30, 2023, the Company sold $1.5 million of real property that was acquired from iStar that was classified as available for sale upon acquisition. The Company recognized $0.1 million of gains on the sales, which is recorded in “Other income” in the Company’s consolidated statements of operations.

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of September 30, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(17,605)	$168,397
In-place lease assets, net(2)	65,345	(21,678)	43,667
Other intangible assets, net	750	(43)	707
Total	$252,097	$(39,326)	$212,771

	As of December 31, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(15,254)	$170,748
In-place lease assets, net(2)	65,345	(19,011)	46,334
Other intangible assets, net	750	(37)	713
Total	$252,097	$(34,302)	$217,795
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible asset	Location	2023	2022
Above-market lease assets (decrease to income)	Operating lease income	$784	$784
In-place lease assets (decrease to income)	Depreciation and amortization	889	898
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Nine Months Ended September 30,
Intangible asset	Location	2023	2022
Above-market lease assets (decrease to income)	Operating lease income	$2,351	$2,351
In-place lease assets (decrease to income)	Depreciation and amortization	2,667	2,688
Other intangible assets (decrease to income)	Operating lease income	6	6

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2023 (remaining three months)	$1,658
2024	6,634
2025	6,634
2026	3,725
2027	3,725
(1)	As of September 30, 2023, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 80.3 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of September 30, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(4,655)	$63,963

	As of December 31, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(4,027)	$64,591
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible liability	Location	2023	2022
Below-market lease liabilities (increase to income)	Operating lease income	$209	$209

	Income Statement	For the Nine Months Ended September 30,
Intangible liability	Location	2023	2022
Below-market lease liabilities (increase to income)	Operating lease income	$628	$628

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2023, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent	Rent	Total
2023 (remaining three months)	$1,453	$4,363	$559	$2,755	$105	$9,235
2024	5,811	17,677	2,247	11,018	421	37,174
2025	5,811	18,004	2,313	11,018	421	37,567
2026	5,811	18,370	2,357	986	421	27,945
2027	5,811	18,755	2,388	986	421	28,361
Thereafter	435,056	4,308,109	433,110	15,826	304	5,192,405
(1)	During the three months ended September 30, 2023 and 2022, the Company recognized $0.2 million and $0.2 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company recognized $4.2 million and $1.1 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 6—Equity Investments

The Company’s equity investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings from		Earnings from
	Carrying Value		Equity Method Investments		Equity Method Investments(1)
	as of		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Equity investment
425 Park Avenue	$134,762	$133,118	$938	$863	$2,645	$2,540
32 Old Slip	51,145	47,270	1,406	1,381	4,253	4,232
Ground Lease Plus Fund(1)	61,308	—	1,825	—	3,513	—
Leasehold Loan Fund(2)	39,903	—	3,282	—	6,109	—
Total	$287,118	$180,388	$7,451	$2,244	$16,520	$6,772
(1)	As of September 30, 2023, the Company has a basis difference of $20.2 million in the Ground Lease Plus Fund that will be amortized over a weighted average remaining term of 100.6 years using the effective interest method. During the three and nine months ended September 30, 2023, $0.8 million and $1.6 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments.
(2)	As of September 30, 2023, the Company has a basis difference of $12.3 million in the Leasehold Loan Fund that will be amortized over a weighted average remaining term of 3.3 years using the effective interest method. During the three and nine months ended September 30, 2023, $1.0 million and $2.0 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments.

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

In February 2022, the Leasehold Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a life science property. As of September 30, 2023, the Company has not funded any of the commitment.

In June 2022, the Leasehold Loan Fund committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a mixed-use property. As of September 30, 2023, $39.5 million of the commitment has been funded.

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2023	December 31, 2022
Operating lease right-of-use asset(1)	$34,981	$26,312
Interest rate hedge assets	92,616	29,346
Deferred finance costs, net(2)	5,031	4,461
Other assets(3)	15,619	2,664
Purchase deposits	3,373	4,333
Leasing costs, net	441	448
Corporate furniture, fixtures and equipment, net	1,078	—
Deferred expenses and other assets, net	$153,139	$67,564
(1)	Operating lease right-of-use asset relates primarily to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During both the three months ended September 30, 2023 and 2022, the Company recognized $0.1 million in “Real estate expense” and $0.1 million in “Other income” from its operating lease right-of-use asset. During the nine months ended September 30, 2023 and 2022, the Company recognized $0.4 million and $0.3 million, respectively, in “Real estate expense” and $0.4 million and $0.3 million, respectively, in “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%. The Company also has operating leases for office space that it assumed from iStar in connection with the Merger (refer to Note 9).
(2)	Accumulated amortization of deferred finance costs was $9.7 million and $5.7 million as of September 30, 2023 and December 31, 2022, respectively.
(3)	As of September 30, 2023, includes $6.9 million of management fees due from Star Holdings. Through September 30, 2023, the Company has earned $13.2 million of management fees from Star Holdings and as of September 30, 2023, $36.8 million of the transaction price is attributable to performance obligations that remain unsatisfied.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2023	December 31, 2022
Interest payable	$63,232	$55,459
Other liabilities(1)	14,671	17,639
Dividends declared and payable	12,907	11,067
Operating lease liability(2)	17,047	5,471
Management fee payable	—	5,301
Accrued expenses(3)	15,129	5,420
Accounts payable, accrued expenses and other liabilities	$122,986	$100,357
(1)	As of December 31, 2022, other liabilities include $3.1 million due to the Former Manager for allocated payroll costs and costs it paid on the Company’s behalf.
(2)	Refer to Note 9.
(3)	As of September 30, 2023, accrued expenses includes accrued compensation, legal, audit and property expenses. As of December 31, 2022, accrued expenses includes accrued legal, audit and property expenses.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 8—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	September 30, 2023	December 31, 2022	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
3.98% senior notes	475,000	475,000	3.98%	February 2052
5.15% senior notes	154,001	151,988	5.15%	May 2052
2021 Unsecured Revolver	1,003,000	690,000	Adjusted SOFR plus 0.90%	March 2026
2023 Unsecured Revolver	—	—	Adjusted SOFR plus 0.90%	July 2025
Trust preferred securities	100,000	—	Adjusted SOFR plus 1.50%	October 2035
Total unsecured financing	2,482,001	2,066,988
Total debt obligations	3,980,114	3,565,101
Debt premium, discount and deferred financing costs, net	(42,287)	(43,742)
Total debt obligations, net	$3,937,827	$3,521,359
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of September 30, 2023, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.30%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of September 30, 2023, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6), unsecured senior notes and trust preferred securities were 3.85% and 3.32%, respectively. In October 2023, the Company’s interest rates on the 2021 Unsecured Revolver and the 2023 Unsecured Revolver decreased to Adjusted SOFR plus 0.90% as a result of a credit ratings upgrade.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of September 30, 2023, $2.0 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of September 30, 2023, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

2021 Unsecured Revolver—In March 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “2021 Unsecured Revolver”). In December 2021, the Company obtained additional lender commitments increasing the maximum availability to $1.35 billion. The 2021 Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and accrued interest at an annual rate of applicable LIBOR plus 0.90%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.10%, subject to the Company’s credit ratings. In January 2023, the Company amended the 2021 Unsecured Revolver primarily to transition from LIBOR to Adjusted SOFR, as defined in the applicable agreement. As of September 30, 2023, there was $347.0 million of undrawn capacity on the 2021 Unsecured Revolver.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

2023 Unsecured Revolver—In January 2023, Portfolio Holdings, then known as Safehold Operating Partnership LP (as borrower) and the Company (as guarantor) closed on a new $500 million unsecured revolving credit facility (the “2023 Unsecured Revolver”). The 2023 Unsecured Revolver has a current borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 90 basis points, subject to the Company’s credit ratings, with a maturity of July 31, 2025. As of September 30, 2023, there was $500.0 million of undrawn capacity on the 2023 Unsecured Revolver.

Trust Preferred Securities—The Company assumed trust preferred securities from iStar in connection with Merger. The trust preferred securities bear interest at three-month Adjusted Term SOFR plus 1.50%.

Debt Covenants—The Company is subject to financial covenants under the 2021 Unsecured Revolver and the 2023 Unsecured Revolver, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2021 Unsecured Revolver and the 2023 Unsecured Revolver, as applicable. In addition, the 2021 Unsecured Revolver and the 2023 Unsecured Revolver contain customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes and 5.15% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or the Company’s existing or future material credit facilities, including the 2021 Unsecured Revolver and 2023 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of September 30, 2023, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of September 30, 2023, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2023 (remaining three months)	$—	$—	$—
2024	—	—	—
2025	—	—	—
2026	—	1,003,000	1,003,000
2027	237,000	—	237,000
Thereafter	1,261,113	1,479,001	2,740,114
Total principal maturities	1,498,113	2,482,001	3,980,114
Debt premium, discount and deferred financing costs, net	(26,580)	(15,707)	(42,287)
Total debt obligations, net	$1,471,533	$2,466,294	$3,937,827
(1)	As of September 30, 2023, the Company’s weighted average maturity for its secured mortgages was 27.8 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 9—Commitments and Contingencies

Lease Commitments—Future minimum lease obligations under non-cancelable operating leases as of September 30, 2023 are as follows ($ in thousands):(1)

2023 (remaining three months)	$1,422
2024	5,692
2025	5,680
2026	—
2027	—
Thereafter	—
Total undiscounted cash flows	12,794
Present value discount(1)	(1,112)
Other adjustments(2)	5,365
Lease liabilities	$17,047
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.8% and the weighted average remaining lease term is 2.9 years. The Company assumed its operating leases from iStar in connection with the Merger and therefore did not directly make any payments under its operating leases for the three months ended March 31, 2023 or the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, the Company made payments of $1.4 million and $2.9 million, respectively, related to its operating leases.
(2)	Other adjustments relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease.

Unfunded Commitments—The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of September 30, 2023, the Company had $190.6 million of such commitments, excluding commitments to be funded by noncontrolling interests.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 13). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants when certain conditions are met. As of September 30, 2023, the Company had an aggregate $283.6 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

Other Commitments—Through the Leasehold Loan Fund, the Company will generally fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of September 30, 2023, the Company had $118.9 million of such commitments.

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

Although the Company’s Ground Leases are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of interest income from sales-type leases or operating lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. The Company did not have a significant concentration of interest income from sales-type leases or operating lease income from any tenant for the periods presented.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 ($ in thousands):(1)

	September 30, 2023	December 31, 2022
	Fair	Fair	Balance Sheet
Derivative Type	Value(2)	Value(2)	Location
Assets
Interest rate swaps	$92,616	$29,346	Deferred expenses and other assets, net
Total	$92,616	$29,346
(1)	Over the next 12 months, the Company expects that $5.8 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as a decrease to interest expense.
(2)	The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy.

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

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and months ended September 30, 2023 and 2022 ($ in thousands):

			Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended September 30, 2023
Interest rate swaps	Interest expense	$53,834	$1,494
For the Three Months Ended September 30, 2022
Interest rate swaps	Interest expense	$18,587	$(943)
For the Nine Months Ended September 30, 2023
Interest rate swaps	Interest expense	$59,632	$1,454
For the Nine Months Ended September 30, 2022
Interest rate swaps	Interest expense	$29,615	$(2,945)

Note 11—Equity

Common Stock—At the effective time of the Merger on March 31, 2023, each share of Old SAFE common stock issued and outstanding immediately prior to the effective time (other than any shares owned directly by iStar or any of the wholly-owned subsidiaries of iStar and in each case not held on behalf of third parties) was converted into the right to receive one share of newly issued common stock of the Company. As of September 30, 2023, the Company has one class of common stock outstanding.

In April 2023, the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement on Form S-3ASR. In addition, the Company and Portfolio Holdings entered into an ATM Equity Offering Sales Agreement (the “Primary Sales Agreement”) with the sales agents named therein pursuant to which

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

the Company may sell, from time to time, shares of its common stock, $0.01 par value per share (“Common Stock”), having an aggregate gross sales price of up to $300.0 million (the “Primary Shares”) through or to the sales agents. The Company may sell the Primary Shares in amounts and at times to be determined by the Company from time to time but has no obligation to sell any of the Primary Shares. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock, capital needs and determinations by the Company of the appropriate sources of its funding. Through September 30, 2023, the Company has not sold any shares of its common stock through the Primary Sales Agreement.

In August 2023,  the Company sold 6,500,000 shares of its common stock in an underwritten public offering for gross proceeds of $139.1 million. The Company’s Chief Executive Officer purchased $1.4 million in shares, or 65,420 shares, from the underwriters in the offering. The underwriters received the same underwriting discount with respect to these shares as they did from other shares of common stock sold to the public in the underwritten offering. Concurrently with the public offering, the Company sold $12.8 million in shares, or 599,983 shares, of its common stock to affiliates of MSD Partners in a private placement. The Company incurred a total of approximately $6.6 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital.

Equity Plans—Old SAFE adopted an equity incentive plan to provide equity incentive opportunities to members of the Former Manager’s management team and employees who performed services for Old SAFE, Old SAFE’s non-management directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provided for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. Grants under the 2017 Equity Incentive Plan were recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. Prior to the effective time of the Merger, Old SAFE awarded all shares of Old SAFE common stock remaining available for issuance under the 2017 Equity Incentive Plan to members of its Former Manager’s management team and employees who performed services for Old SAFE. As of September 30, 2023, there were no shares available for issuance for future awards under Old SAFE’s 2017 Equity Incentive Plan.

iStar’s amended and restated 2009 Long-Term Incentive Program (the “LTIP”) was approved by stockholders in 2021 and remained in effect after the closing of the Merger. The LTIP is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the LTIP are made at the discretion of the Company’s Board of Directors. Grants under the LTIP are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. In June 2023, the Company issued an aggregate 24,336 vested shares of its common stock with a grant date fair value of $23.58 per share to its directors in consideration for their annual service as directors. On June 20, 2023, the LTIP was further amended to, among other things, increase the aggregate number of shares of common stock available for issuance. As of September 30, 2023, an aggregate of 435,612 shares of the Company’s common stock remain available for awards under the LTIP.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

As of September 30, 2023, and after giving effect to the Caret Restructuring and the post-Merger Caret unit awards, Amended Caret Performance Incentive Plan participants held 1,499,382 Caret units, representing 15.41% of the then-outstanding Caret units and 12.50% of the then-authorized Caret units.

During the nine months ended September 30, 2023 and 2022, the Company recognized $1.0 million and $0.4 million in expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets.

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

Dividends—The Company (then known as iStar) elected to be taxed as a REIT beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2023 and 2022, the Company declared cash dividends on its common stock of $35.3 million, or $0.531 per share, and $32.5 million, or $0.524 per share, respectively.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 12—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(122,846)	$75,391	$(96,019)	$123,009
Net (income) attributable to noncontrolling interests	(123)	(9,314)	(138)	(9,381)
Net income (loss) attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$(122,969)	$66,077	$(96,157)	$113,628

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$(122,969)	$66,077	$(96,157)	$113,628
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$(122,969)	$66,077	$(96,157)	$113,628

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic earnings per common share	67,979	63,393	65,214	61,991
Weighted average common shares outstanding for diluted earnings per common share	67,979	63,393	65,214	61,991

Basic and diluted earnings per common share:(1)
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$(1.81)	$1.04	$(1.47)	$1.83
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$(1.81)	$1.04	$(1.47)	$1.83

(1)	For the three and nine months ended September 30, 2023, the effect of certain of the Company’s restricted stock awards were antidilutive due to the Company having a net loss for the period. For the three and nine months ended September 30, 2022, weighted average shares outstanding and earnings per share have been recast in accordance with ASC 805 to reflect the exchange ratio used in the reverse acquisition.

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

During the three months ended September 30, 2022, the Company recorded $5.3 million in management fees to the Former Manager. During the nine months ended September 30, 2023 and 2022, the Company recorded $5.2 million and $15.0 million, respectively, in management fees to the Former Manager. These management fees are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company paid, or reimbursed iStar for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the iStar under the management agreement.

During the three months ended September 30, 2022, the Company was allocated $3.1 million in expenses from iStar. During the nine months ended September 30, 2023 and 2022, the Company was allocated $3.1 million and $9.4 million, respectively, in expenses from iStar. These expenses are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Acquisitions and Commitments

Prior to the Merger, iStar participated in certain of the Company’s investment transactions, as the Company’s tenant or either as a seller of land or by providing financing to the Company’s Ground Lease tenants. The following is a list of transactions in which the Company and iStar or other persons deemed to be related parties have participated for the periods presented. These transactions were approved by the Company’s independent directors in accordance with the Company’s policy with respect to related party transactions.

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

In November 2021, the Company entered into an agreement pursuant to which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid is $33.3 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple or a 12% return on its investment. In addition, the Ground Lease documents contain future funding obligations to the Ground Lease tenant of approximately $51.8 million of leasehold improvement allowance upon achievement of certain milestones. In December 2021, iStar contributed the Ground Lease to the Ground Lease Plus Fund. The Company has a noncontrolling interest in the Ground Lease Plus Fund and an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) has a noncontrolling interest in the Ground Lease Plus Fund. The terms of the Company’s commitment under the agreement did not change upon iStar’s contribution of the Ground Lease to the Ground Lease Plus Fund. There can be no assurance that the conditions to closing will be satisfied and that the Company will acquire the Ground Lease from the Ground Lease Plus Fund. In May 2023, certain milestones were met by the tenant as it exited the pre-development stage and the tenant began accessing the leasehold improvement allowance. As of September 30, 2023, the Company funded $12.7 million of the leasehold improvement allowance.

In June 2021, the Company acquired from iStar a purchase option agreement for $1.2 million, which amount was equal to the deposit previously made by iStar under such option agreement plus assumption of iStar’s out of pocket costs and expenses in connection with entering into such option agreement. Under the option agreement, the Company had the

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

right to acquire for $215.0 million a property that is under a separate option for the benefit of a third party, whereby such third party has the right to enter into a Ground Lease and develop approximately 1.1 million square feet of office space. In September 2023, the Company terminated its acquisition right under the option agreement for $0.3 million and recognized a loss of $1.9 million, inclusive of the derecognition of previously-capitalized deal structuring costs. The loss is recorded in “Other expense” in the Company’s consolidated statements of operations.

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

During the three and nine months ended September 30, 2023, the Company recorded $6.0 million and $13.2 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws. As of September 30, 2023, Star Holdings owned approximately 19.0% of the Company’s common stock outstanding through a wholly-owned subsidiary.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 14—Subsequent Events

On October 4, 2023, the Company entered into an amendment to the Star Holdings Term Loan Facility (refer to Note 4) with Star Holdings. The amendment provides that: (i) Star Holdings may access the existing $25.0 million additional commitment provided under the agreement to replenish funds expended by Star Holdings on or after October 4, 2023 to make voluntary prepayments under its margin loan facility; and (ii) Star Holdings will no longer have the right to pay interest in kind under the Star Holdings Term Loan Facility.

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

Merger Transaction

On August 10, 2022, Safehold Inc. (“Old SAFE”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iStar Inc. (“iStar”), and on March 31, 2023, in accordance with the terms of the Merger Agreement, Old SAFE merged with and into iStar, at which time Old SAFE ceased to exist, and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” For accounting purposes, the Merger is treated as a “reverse acquisition” in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. As a result, the historical financial statements of Old SAFE became the historical financial statements of Safehold Inc. Unless the context otherwise requires, references to “iStar” refer to iStar prior to the Merger, and references to “we,” “our” and “the Company” refer to the business and operations of Old SAFE and its consolidated subsidiaries prior to the Merger and to Safehold Inc. (formerly known as iStar Inc.) and its consolidated subsidiaries following the consummation of the Merger. Periods presented prior to the Merger date of March 31, 2023 reflect the operations of Old SAFE and periods presented as of September 30, 2023 represent the financial statements of the Company.

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

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of September 30, 2023, the percentage breakdown of the gross book value of our portfolio was 43% office, 37% multi-family, 12% hotels, 5% life science and 3% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

Many of our Ground Leases have CPI lookbacks, generally starting between years 11 and 21 of the lease term, to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. In 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. Since then the Federal Reserve has raised interest rates multiple times and it has stated that it is likely it will raise rates again. Any increase in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market. An increase in interest rates could also increase the leasehold financing costs of our Ground Lease tenants and their ability to obtain leasehold financing.

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

The table below shows the current estimated UCA in our owned residual portfolio as of September 30, 2023 and December 31, 2022 ($ in millions):(1)

	September 30, 2023	December 31, 2022
Combined Property Value(2)	$16,154	$16,529
Ground Lease Cost(2)	6,138	6,008
Unrealized Capital Appreciation in Our Owned Residual Portfolio	10,016	10,521
(1)	Please review our Current Report on Form 8-K filed on October 31, 2023 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” included in Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2023 for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes one investment in our Ground Lease Plus Fund which has moved out of the pre-development stage and which, as a result, we are obligated to purchase when all conditions are satisfied (such conditions may or may not be satisfied), our applicable percentage interests in our unconsolidated Ground Lease ventures and $1,647.3 million and $1,653.2 million related to transactions with remaining unfunded commitments as of September 30, 2023 and December 31, 2022, respectively. Combined Property Value excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund, the remainder of the Ground Lease Plus Fund assets and amounts attributable to noncontrolling interests. Ground Lease Cost includes one investment in our Ground Lease Plus Fund which has moved out of the pre-development stage and which, as a result, we are obligated to purchase when all conditions are satisfied (such conditions may or may not be satisfied), our applicable percentage interests in our unconsolidated Ground Lease ventures and $211.7 million (including amounts to be paid to the Ground Lease Plus Fund that we may be obligated to pay in order to purchase a certain investment) and $308.2 million of unfunded commitments as of September 30, 2023 and December 31, 2022, respectively. Ground Lease Cost excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund, the remainder of the ground lease plus fund assets and amounts attributable to noncontrolling interests. As of September 30, 2023, our gross book value as a percentage of combined property value was 42%.

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

During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret Performance Incentive Plan participants, including certain executives of the Company, or its affiliates, directors of Old SAFE and service providers of Old SAFE. Initial grants under the Original Caret Performance Incentive Plan were subject to graduated vesting based on time-based service conditions and hurdles of our common stock price, all of which were satisfied as of December 31, 2022, except with respect to approximately 850 Caret units scheduled to vest on December 31, 2023. In connection with the Merger, certain of Old SAFE’s executive officers entered into re-vesting agreements pursuant to which the executives agreed to subject 25% of their previously vested Caret units to additional vesting conditions which will be satisfied on the second anniversary of the Merger, subject to the applicable executive’s continued employment through such date. In connection with the Merger, each Award Agreement (as defined in the Original Caret Performance Incentive Plan) related to outstanding Caret unit awards was assigned to Portfolio Holdings, and Old SAFE amended and restated amended and restated the Original Caret Performance Incentive Plan (the “Caret Performance Incentive Plan”). Following the merger, 76,801 Caret units were awarded to executive officers and other employees under such plan that are subject to cliff vesting on the fourth anniversary of their grant date if our common stock has traded at an average price of $60.00 or more for at least 30 consecutive trading days during that four-year period. As a result, as of September 30, 2023, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 15.41% of the outstanding Caret units and 12.50% of the authorized Caret units.

In addition to the Caret units awarded or reserved for issuance under our Caret Performance Incentive Plan, as of September 30, 2023, Old SAFE sold or contracted to sell an aggregate of 259,642 Caret units to third-party investors, including affiliates of MSD Partners and an entity affiliated with one of our independent directors. As of September 30, 2023, the Company owns 82.2% of the outstanding Caret units. In connection with the sale of 137,142 Caret units in February 2022 (28,571 of which were committed to be purchased at the time, but have not yet closed), Old SAFE agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. In the event market liquidity of the Caret units is not achieved within such two year period at a valuation not less than the purchase price for the Caret units purchased in February 2022, reduced by an amount equal to the amount of subsequent cash distributions made to investors on account of such Caret units, then the investors in the February 2022 transaction have the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price as so reduced.

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

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of September 30, 2023, our estimated portfolio Ground Rent Coverage was 3.7x (see the “Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect” filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 4, 2023 for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of September 30, 2023 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	5.8%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	5.1%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	4.8%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	3.6%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	3.8%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.5%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	3.2%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.5%
100 Cambridgeside	Mixed Use and Other	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.3%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	2.3%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 6 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by top 10 markets and property type as of September 30, 2023, excluding unfunded commitments:

% of Gross
Market	Book Value
Manhattan(1)	23%
Washington, DC	11
Boston	7
Los Angeles	7
San Francisco	4
Denver	4
Honolulu	4
Nashville	4
Miami	3
Atlanta	3
(1)	Total New York MSA including areas outside of Manhattan makes up 29% of gross book value.

% of Gross
Property Type	Book Value
Office	43%
Multifamily	37
Hotel	12
Life Science	5
Mixed Use and Other	3

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of September 30, 2023, we had $190.6 million of such commitments, excluding commitments to be funded by noncontrolling interests.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 13 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of September 30, 2023, we had an aggregate $283.6 million of such commitments.  There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Through the Leasehold Loan Fund, we also fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of September 30, 2023, we had $118.9 million of such commitments.

Results of Operations for the Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

	For the Three Months Ended
	September 30,
	2023	2022	$ Change

	(in thousands)
Interest income from sales-type leases	$59,130	$54,736	$4,394
Operating lease income	16,715	16,507	208
Interest income - related party	2,381	—	2,381
Other income	7,335	453	6,882
Total revenues	85,561	71,696	13,865
Interest expense	46,553	35,463	11,090
Real estate expense	1,001	866	135
Depreciation and amortization	2,519	2,407	112
General and administrative	17,860	9,551	8,309
Impairment of goodwill	145,365	—	145,365
Provision for credit losses	336	—	336
Other expense	2,169	6,073	(3,904)
Total costs and expenses	215,803	54,360	161,443
Gain on sale of net investment in lease	—	55,811	(55,811)
Earnings from equity method investments	7,451	2,244	5,207
Net income (loss) before income taxes	(122,791)	75,391	(198,182)
Income tax expense	(55)	—	(55)
Net income (loss)	$(122,846)	$75,391	$(198,237)

Interest income from sales-type leases increased to $59.1 million for the three months ended September 30, 2023 from $54.7 million for the same period in 2022. The increase was due primarily to the origination of new Ground Leases subsequent to September 30, 2022 and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income increased to $16.7 million during the three months ended September 30, 2023 from $16.5 million for the same period in 2022. The increase was due primarily to an increase in recovery income at certain properties.

Interest income – related party was $2.4 million for the three months ended September 30, 2023 and relates to the Star Holdings Term Loan Facility.

Other income for the three months ended September 30, 2023 includes $6.0 million of management fees from Star Holdings. In addition, other income for both the three months ended September 30, 2023 and 2022 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the three months ended September 30, 2023 and 2022 also includes $1.2 million and $0.3 million, respectively, of other ancillary income from our investments. The increase in other ancillary income in 2023 as compared to 2022 was primarily due to sublease income, interest income on our cash balances, fees earned on amendments to our Ground Leases and management and other fees earned from the funds that we manage.

During the three months ended September 30, 2023 and 2022, we incurred interest expense from our debt obligations of $46.6 million and $35.5 million, respectively. The increase in 2023 was primarily the result of additional borrowings on our 2021 Unsecured Revolver which also accrued interest at higher rates in 2023 due to an increase in base interest rates.

Real estate expense was $1.0 million and $0.9 million during the three months ended September 30, 2023 and 2022, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the three months ended September 30, 2023 and 2022, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The increase in 2023 was primarily the result of an increase in recoverable property taxes.

Depreciation and amortization was $2.5 million during the three months ended September 30, 2023 as compared to $2.4 million for the same period in 2022. Depreciation and amortization primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets, and beginning in the second quarter of 2023, depreciation on corporate fixed assets acquired in the Merger.

Subsequent to the Merger closing on March 31, 2023, general and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. Prior to the Merger closing, general and administrative expenses included management fees, an allocation of expenses to us from our Former Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the three months ended September 30, 2023 and 2022 ($ in thousands):

	For the Three Months Ended
	September 30,
	2023	2022
Public company and other costs(1)	$10,403	$1,088
Stock-based compensation	7,457	53
Management fees(2)	—	5,285
Expense reimbursements to the Former Manager(2)	—	3,125
Total general and administrative expenses	$17,860	$9,551
(1)	For the three months ended September 30, 2023, public company and other costs primarily includes compensation, legal, insurance and occupancy costs.
(2)	Refer to Note 13 to the consolidated financial statements.

During the three months ended September, 30, 2023, we recorded a full impairment of the goodwill that was recognized as a result of the Merger (refer to Note 3 to the consolidated financial statements).

During the three months ended September 30, 2023, we recorded a provision for credit losses of $0.3 million. The provision was primarily the result of a declining macroeconomic forecast on commercial real estate markets since June 30, 2023.

During the three months ended September 30, 2023, other expense consists primarily of $1.9 million from the derecognition of previously-capitalized deal structuring costs and also includes legal and consulting costs. During the three months ended September 30, 2022, other expense consists primarily of legal costs associated with our Merger with iStar (refer to Note 1 to the consolidated financial statements), fees related to our Caret units program, fees related to our derivative transactions and state margin taxes.

During the three months ended September 30, 2022, we sold a Ground Lease to a third-party for $136.0 million and recognized a gain on sale of net investment in lease of $55.8 million.

During the three months ended September 30, 2023, earnings from equity method investments resulted from our $0.9 million share of income from our 425 Park Avenue venture, our $1.4 million share of income from our 32 Old Slip venture, our $1.8 million share of income from the Ground Lease Plus Fund and our $3.3 million share of income from the Leasehold Loan Fund. During the three months ended September 30, 2022, earnings from equity method investments resulted from our $0.9 million share of income from our 425 Park Avenue venture and our $1.4 million share of income from our 32 Old Slip venture.

During the three months ended September 30, 2023, we recorded income tax expense of $0.1 million. Our TRS recorded aggregate current federal and state income tax expense of $1.0 million for the three months ended September 30, 2023. In addition, during the three months ended September 30, 2023, our TRS recorded a deferred tax benefit in the amount of $0.9 million. The net deferred tax benefit relates primarily to equity-based compensation expense and net operating loss carryovers to which our TRS is a successor and which were finalized upon filing tax returns for periods prior to the Merger.

Results of Operations for the Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

	For the Nine Months Ended
	September 30,
	2023	2022	$ Change

	(in thousands)
Interest income from sales-type leases	$174,350	$146,014	$28,336
Operating lease income	54,366	49,925	4,441
Interest income - related party	4,762	—	4,762
Other income	16,073	1,004	15,069
Total revenues	249,551	196,943	52,608
Interest expense	133,482	91,050	42,432
Real estate expense	3,219	2,272	947
Depreciation and amortization	7,444	7,215	229
General and administrative	51,843	29,203	22,640
Impairment of goodwill	145,365	—	145,365
Provision for credit losses	2,625	—	2,625
Other expense	17,532	6,777	10,755
Total costs and expenses	361,510	136,517	224,993
Gain on sale of net investment in lease	—	55,811	(55,811)
Earnings from equity method investments	16,520	6,772	9,748
Net income (loss) before income taxes	(95,439)	123,009	(218,448)
Income tax expense	(580)	—	(580)
Net income (loss)	$(96,019)	$123,009	$(219,028)

Interest income from sales-type leases increased to $174.4 million for the nine months ended September 30, 2023 from $146.0 million for the same period in 2022. The increase was due primarily to the origination of new Ground Leases in 2022 and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income increased to $54.4 million during the nine months ended September 30, 2023 from $49.9 million for the same period in 2022. The increase was due primarily to a $3.1 million increase in percentage rent, which was primarily attributable to our Park Hotels Portfolio for which we recognized no percentage rent in 2022 and an increase in recovery income in 2023.

Interest income – related party was $4.8 million for the nine months ended September 30, 2023 and relates to the Star Holdings Term Loan Facility.

Other income for the nine months ended September 30, 2023 primarily includes $13.2 million of management fees from Star Holdings. In addition, other income for the nine months ended September 30, 2023 and 2022 includes $0.4 million and $0.3 million, respectively, of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the nine months ended September 30, 2023 and 2022 also includes $2.5 million and $0.7 million, respectively, of other ancillary income from our investments. The increase in other ancillary income in 2023 as compared to 2022 was primarily due to sublease income, interest income on our cash balances, fees earned on amendments to our Ground Leases and management and other fees earned from the funds that we manage.

During the nine months ended September 30, 2023 and 2022, we incurred interest expense from our debt obligations of $133.5 million and $91.1 million, respectively. The increase in 2023 was primarily the result of issuances of unsecured notes to fund our growing portfolio of Ground Leases and additional borrowings on our 2021 Unsecured Revolver which also accrued interest at higher rates in 2023 due to an increase in base interest rates.

Real estate expense was $3.2 million and $2.3 million during the nine months ended September 30, 2023 and 2022, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during the nine months ended September 30, 2023 and 2022, we also recorded $0.4 million and $0.3 million, respectively, of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The increase in 2023 was primarily the result of an increase in recoverable property taxes and other recoverable expenses.

Depreciation and amortization was $7.4 million and $7.2 million during the nine months ended September 30, 2023 and 2022, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets, and beginning in the second quarter of 2023, depreciation on corporate fixed assets acquired in the Merger.

Subsequent to the Merger closing on March 31, 2023, general and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. Prior to the Merger closing, general and administrative expenses included management fees, an allocation of expenses to us from our Former Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	For the Nine Months Ended
	September 30,
	2023	2022
Public company and other costs(1)	$23,392	$3,360
Stock-based compensation(2)	20,127	1,518
Management fees(3)	5,199	14,950
Expense reimbursements to the Manager(3)	3,125	9,375
Total general and administrative expenses	$51,843	$29,203
(1)	For the nine months ended September 30, 2023, public company and other costs primarily includes compensation, legal, insurance and occupancy costs.
(2)	For the nine months ended September 30, 2023, $4.7 million relates to the accelerated vesting of iStar’s equity-based compensation plans in connection with the Merger.
(3)	Refer to Note 13 to the consolidated financial statements.

During the nine months ended September, 30, 2023, we recorded a full impairment of the goodwill that was recognized as a result of the Merger (refer to Note 3 to the consolidated financial statements).

During the nine months ended September 30, 2023, we recorded a provision for credit losses of $2.6 million. The provision was primarily the result of the adoption of a new accounting standard (refer to Note 3 to the consolidated financial statements) in 2023, which resulted in a $2.4 million provision on our loan receivable, net – related party.

During the nine months ended September 30, 2023, other expense consists primarily of legal and consulting costs, transfer taxes associated with the Merger (refer to Note 1 to the consolidated financial statements) and $1.9 million from the derecognition of previously-capitalized deal structuring costs. During the nine months ended September 30, 2022, other expense consists primarily of legal costs associated with our Merger with iStar (refer to Note 1 to the consolidated financial statements), fees related to our Caret units program, unsuccessful pursuit costs and fees related to our derivative transactions. The increase during the nine months ended September 30, 2023 was primarily due to legal and consulting costs and transfer taxes incurred in connection with the Merger.

During the nine months ended September 30, 2022, we sold a Ground Lease to a third-party for $136.0 million and recognized a gain on sale of net investment in lease of $55.8 million.

During the nine months ended September 30, 2023, earnings from equity method investments resulted from our $2.6 million share of income from our 425 Park Avenue venture, our $4.3 million share of income from our 32 Old Slip venture, our $3.5 million share of income from the Ground Lease Plus Fund and our $6.1 million share of income from the Leasehold Loan Fund. During the nine months ended September 30, 2022, earnings from equity method investments resulted from our $2.5 million share of income from our 425 Park Avenue venture and our $4.2 million share of income from our 32 Old Slip venture.

During the nine months ended September 30, 2023, we recorded income tax expense of $0.6 million. The income tax expense was primarily the result of current federal and state income tax expense in the amount of $1.4 million, which was partially offset by a deferred tax benefit in the amount of $0.9 million with respect to our TRS. In addition, the Company recorded other state and local income taxes in the amount of $0.1 million during the nine months ended September 30, 2023.

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

In the first quarter 2021, we received investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+. In October 2023, Moody’s Investors Services upgraded our credit ratings to A3 which reduced the interest rate on our unsecured revolvers (see below). We believe the strong credit profile we have established utilizing our modern Ground Leases and our current investment-grade credit ratings from Moody's Investors Services of A3 and Fitch Ratings of BBB+ will accelerate our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital and allows us significant operational and financial flexibility and supports our ability to scale our Ground Lease platform.

In the first quarter 2021, we entered into an unsecured revolver (refer to Note 8 to the consolidated financial statements) with a total capacity of $1.35 billion (the “2021 Unsecured Revolver”). In the second quarter 2021, the fourth quarter 2021, the first quarter 2022 and the second quarter 2022, we issued four tranches of unsecured notes with varying fixed-rates and maturities ranging from June 2031 to May 2052 (collectively the “Notes”).  Our most recent issuance in May 2022 features a stairstep coupon structure (refer to Note 8 to the consolidated financial statements) that is unique in the unsecured and investment-grade market and will benefit key cash flow metrics.  In January 2023, we closed on a new $500 million unsecured revolving credit facility (the “2023 Unsecured Revolver”). The 2023 Unsecured Revolver has a current borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 100 basis points, with a maturity of July 31, 2025. We also amended our 2021 Unsecured Revolver (refer to Note 8 to the consolidated financial statements) primarily to transition from LIBOR to Adjusted SOFR, as defined in the applicable agreement.

In August 2023, we sold 6,500,000 shares of our common stock in a public offering for gross proceeds of $139.1 million. Concurrently with the public offering, we sold $12.8 million in shares, or 599,983 shares, of our common stock to affiliates of MSD Partners in a private placement.

As of September 30, 2023, we had $11 million of unrestricted cash and an aggregate $847 million of undrawn capacity on our 2021 Unsecured Revolver and 2023 Unsecured Revolver. We refer to this unrestricted cash and additional borrowing capacity on our 2021 Unsecured Revolver and 2023 Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

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

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows (used in) provided by operating activities	$(7,671)	$52,147
Cash flows used in investing activities	(449,950)	(1,047,610)
Cash flows provided by financing activities	448,692	1,050,522

The decrease in cash flows used in operating activities during 2023 was primarily due to costs incurred in connection with the Merger, increased costs on our debt obligations in 2023 due to an increase in borrowings and interest rates and us receiving cash in connection with the termination of derivative transactions in 2022, which were partially offset by an increase in percentage rent and rents collected in 2023 from new originations and acquisitions of Ground Leases throughout 2022 and 2023. The decrease in cash flows used in investing activities during 2023 was due primarily to a decrease in new originations and acquisitions of Ground Leases, which was partially offset by the origination of the Star Holdings Term Loan Facility, consideration paid in connection with the Merger and an increase in contributions to equity method investments. The decrease in cash flows provided by financing activities during 2023 was due primarily to the issuance of common stock in 2022 and the issuance of unsecured debt to fund our growing Ground Lease portfolio in 2022, which was partially offset by the issuance of common stock in 2023 and contributions from noncontrolling interests in 2023.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. We and Portfolio Holdings have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of Portfolio Holdings, which will be fully and unconditionally guaranteed by us. As of September 30, 2023, Portfolio Holdings had issued and outstanding the Notes, which were registered on a Form S-3 filed by Old SAFE and Portfolio Holdings (then known as Safehold Operating Partnership LP). The obligations of Portfolio Holdings to pay principal, premiums, if any, and interest on the Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and Portfolio Holdings is a consolidated subsidiary of ours.

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

Allowance for credit losses on net investment in sales-type leases and Ground Lease receivables—Effective January 1, 2023, upon the adoption of ASU 2016-13, we implemented procedures to estimate our allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, using a quantitative analysis to estimate expected loss rates for our portfolio of net investment in sales-type leases and Ground Lease receivables. ASU 2016-13 replaced the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses over the life of the investment and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We analyze historical data provided by Trepp (“Trepp”) for single asset borrower loans and considers comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics. We update our analysis for current market conditions and reasonable and supportable forecasts of unemployment rates to develop an estimate of credit losses. We analyze our portfolio of Ground Leases in two categories, based on whether the underlying property is a stabilized property or a development project. Our development properties are assigned a higher loss rate due to the higher inherent risk of deals under construction.

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

Acquisitions—We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under ASC 805, an acquisition does not qualify as a business when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets; (ii) the acquisition does not include a substantive process in the form of an acquired workforce; or (iii) there is an acquired contract that cannot be replaced without significant cost, effort or delay. Acquisitions of a business are accounted for as business combinations and other acquisition transactions are accounted for as asset acquisitions. Transaction costs related to asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs related to business combinations are expensed as incurred.

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

During the three months ended September 30, 2023, we experienced a precipitous and sustained decline in the price per share of our common stock, which we identified as an indicator of goodwill impairment. As a result, we performed an interim goodwill evaluation. We determined that our current operations are carried out through a single reporting unit with a carrying value of approximately $2.4 billion. Our estimated fair value was determined to be our market capitalization adjusted for a control premium estimated by us representing an amount a market participant would pay to obtain a controlling interest in us. We determined that our carrying value exceeded our estimated fair value and therefore recorded an impairment of goodwill. We recorded a $145.4 million full impairment of the goodwill recognized as a result of the Merger, which is recorded as a non-cash charge in “Impairment of goodwill” in our consolidated statements of operations. We do not expect goodwill to have any tax impact on our financial statements.

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

As of September 30, 2023, we had $2.9 billion principal amount of fixed-rate debt outstanding and $1.1 billion principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes a 1-month SOFR rate of 5.32% and a 3-month SOFR rate of 5.40% as of September 30, 2023. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)(1)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$5,457
-50 Basis Points	2,728
-10 Basis Points	546
Base Interest Rate	—
+10 Basis Points	(546)
+ 50 Basis Points	(2,728)
+100 Basis Points	(5,457)
(1)	The table above includes the effect of interest rate swaps and our share of the impact of floating-rate loans in our Leasehold Loan Fund.

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

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended September 30, 2023.

Unregistered Sales of Equity Securities

On August 10, 2023, concurrent with the completion of our underwritten public offering and pursuant to a private placement agreement dated August 7, 2023, we sold 599,983 shares of common stock to certain affiliates of MSD Partners, L.P. at a purchase price of $21.40 per share, equal to the public offering price per share, for an aggregate $12.8 million. The shares were sold in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that it did not involve a public offering.

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
10.1

First Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2023, by and between Star Holdings, as borrower, and Safehold Inc., as lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2023).

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2023 and 2022; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2023 and 2022; (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc.
Registrant

Date:	November 1, 2023	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	November 1, 2023	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

Safehold Inc.
Registrant

Date:	November 1, 2023	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer