Form 10-K
period 2023-12-31
Safehold Inc.
filed 2024-02-13
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-15371

Safehold Inc.

(Exact name of registrant as specified in its charter)

Maryland	95-6881527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of Exchange on which registered:
Common Stock, $0.01 par value	SAFE	New York Stock Exchange

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

As of June 30, 2023, the aggregate market value of Safehold Inc. common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $1.1 billion, based upon the closing price of $23.73 on the New York Stock Exchange composite tape on such date.

As of February 9, 2024, there were 71,076,783 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   Business

Explanatory Note for Purposes of the "Safe Harbor Provisions" of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, our current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that we believe might cause such differences are discussed in the section entitled, "Risk Factors" in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

Merger Transaction

On August 10, 2022, Safehold Inc. (“Old SAFE”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iStar Inc. (“iStar”), and on March 31, 2023, in accordance with the terms of the Merger Agreement, Old SAFE merged with and into iStar, at which time Old SAFE ceased to exist, and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” (the “Merger”). For accounting purposes, the Merger is treated as a “reverse acquisition” in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. As a result, the historical financial statements of Old SAFE became the historical financial statements of Safehold Inc. Unless the context otherwise requires, references to “iStar” refer to iStar prior to the Merger, and references to “we,” “our” and “the Company” refer to the business and operations of Old SAFE and its consolidated subsidiaries prior to the Merger and to Safehold Inc. (formerly known as iStar Inc.) and its consolidated subsidiaries following the consummation of the Merger. Periods presented prior to the Merger date of March 31, 2023 reflect the operations of Old SAFE and periods presented as of December 31, 2023 represent the financial statements of the Company.

Additionally, in connection with the Merger, Safehold Operating Partnership LP converted from a Delaware limited partnership into a Delaware limited liability company and changed its name to “Safehold GL Holdings LLC” (“Portfolio Holdings”), with the Company as its managing member. The Company conducts all of its business and owns all of its properties through Portfolio Holdings. In addition, holders of Caret units in Old SAFE’s subsidiary, Caret Ventures LLC (“Caret Ventures”), contributed their interests in Caret Ventures to Portfolio Holdings in return for Caret units issued by Portfolio Holdings. Following the restructuring, 100% of the equity interests in Caret Ventures is held by Portfolio Holdings, and Portfolio Holdings is owned by the Company, management of the Company, employees and former employees of the Company, affiliates of MSD Partners, L.P. (“MSD Partners”) and other outside investors.

Immediately before the closing of the Merger, iStar separated its remaining legacy non-ground lease assets and businesses, approximately $50.0 million of cash, exclusive of working capital reserves and restricted cash, and approximately 13.5 million shares of Old SAFE common stock into Star Holdings, a Maryland statutory trust (“Star Holdings”), by distributing to iStar’s stockholders, on a pro rata basis, the issued and outstanding equity interests of Star Holdings (the “Spin-Off”).  Following the Merger, the Company serves as external manager to Star Holdings.

Other Merger related transactions

On August 10, 2022, iStar entered into an agreement (the “MSD Stock Purchase Agreement”) with MSD Partners pursuant to which MSD Partners agreed to purchase 5,405,406 shares of Old SAFE’s common stock then owned by iStar (the “MSD Stock Purchase”) for an aggregate purchase price of approximately $200 million, or $37.00 per share, payable in cash. MSD Partners’ rights and obligations under the MSD Stock Purchase Agreement were subsequently assigned to certain of its affiliates. The MSD Stock Purchase closed on March 31, 2023, shortly before the closing of the Merger. MSD Partners has the right to designate an observer to the board of directors of the Company, a top-up right on future equity issuances (subject to certain exceptions) and registration rights. MSD Partners is subject to a customary standstill and certain restrictions on sales of its shares of the Company’s common stock.

On August 10, 2022, MSD Partners also agreed to purchase 100,000 Caret units (refer to Note 12 to the consolidated financial statements) from the Company for an aggregate purchase price of $20.0 million (the “MSD Caret Purchase”). MSD Partners received a credit against their purchase price for Caret units equal to the amount they would have received had they held Caret units at the time of a December 2022 distribution to other Caret unit holders, which was equal to $0.6 million. MSD Partners’ rights and obligations under the purchase agreement were subsequently assigned to certain of its affiliates. The closing of the MSD Caret Purchase took place in conjunction with the closing of the Merger on March 31, 2023.

Star Holdings was capitalized in part with an 8.0%, four-year term loan from the Company having an initial principal amount of $115.0 million, as well as SOFR plus 3.00% bank debt with an initial principal balance of $140.0 million from Morgan Stanley Bank, N.A. which is secured by approximately 13.5 million shares of the Company.

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

Business

We are a publicly-traded company that operates our business through one reportable segment by acquiring, managing and capitalizing ground leases. We believe that our business has characteristics comparable to a high-grade, fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, our ground leases typically benefit from built-in growth derived from contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both), and the opportunity to realize value from residual rights to take ownership of the buildings and other improvements on our land at no additional cost to us. Our CPI lookbacks are generally capped between 3.0% - 3.5% and generally start between years 11 and 21 of the lease term. In the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. We believe that these features offer us the opportunity to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments.

Ground leases generally represent the ownership of land underlying commercial real estate projects that is net leased on a long-term basis (base terms are typically 30 to 99 years, often with tenant renewal options) by the fee owner of the land (landlord) to the owners/operators of the real estate projects built thereon ("Ground Lease"), or what we refer to as a SafeholdTM. The property is generally leased on a triple net basis with the tenant generally responsible for taxes, maintenance and insurance as well as all operating costs and capital expenditures. Ground Leases typically provide that at the end of the lease term or upon tenant default and the termination of the Ground Lease upon such default, the land, building and all improvements revert to the landlord. We have become the industry leader in Ground Leases by demonstrating the value of the product to real estate investors, owners, operators and developers and expanding their use throughout major metropolitan areas.

We have a portfolio of properties diversified by property type and region. Our portfolio is comprised of Ground Leases and one master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that provide for contractual periodic rent escalations and in some cases percentage rent participations in gross revenues generated at the relevant properties.

We have chosen to focus on Ground Leases because we believe they meet an important need in the real estate capital markets for our customers. We also believe Ground Leases offer a unique combination of safety, income growth and the potential for capital appreciation for investors for the following reasons:

High Quality Long-Term Cash Flow: We believe that a Ground Lease represents a safe position in a property’s capital structure. The combined value of the land and buildings and improvements thereon subject to a Ground Lease (the "Combined Property Value") typically significantly exceeds the Ground Lease landlord’s investment in the Ground Lease; therefore, even if the landlord takes over the property following a tenant default or upon expiration of the Ground Lease, the landlord is reasonably likely to recover substantially all of its Ground Lease investment, and possibly amounts in excess of its investment, depending upon prevailing market conditions. Additionally, the typical structure of a Ground Lease provides the landlord with a residual right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The landlord’s residual right provides a strong incentive for a Ground Lease tenant or its leasehold lender to make the required Ground Lease rent payments.

Income Growth: Ground Leases typically provide growing income streams through contractual base rent escalators that may compound over the duration of the lease. These rent escalators may be based on fixed increases, CPI or a combination thereof, and may also include a participation in the gross revenues of the property. We believe that this growth in the lease rate over time can mitigate the effects of inflation and capture anticipated increases in land values over time, as well as serving as a basis for growing our dividend.

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

We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the Combined Property Value as if the Ground Lease did not exist. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential excess value over the amount of our investment that would be turned over to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our owned residual portfolio should increase over time as inflation increases, although our ability to recognize value in certain cases may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See "Risk Factors" for a discussion of these tenant rights.

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

We have engaged an independent valuation firm to prepare: (a) initial reports of the Combined Property Value associated with our Ground Lease portfolio; and (b) periodic updates of such reports, which we use, in part, to determine the current estimated value of our owned residual portfolio. We calculate this estimated value by subtracting our original aggregate cost basis in the Ground Leases from our estimated aggregate Combined Property Value based on estimates by the valuation firm and by management.

The table below shows the current estimated UCA as of December 31, 2023 and 2022 ($ in millions):(1)

	December 31, 2023	December 31, 2022
Combined Property Value(2)	$16,001	$16,529
Ground Lease Cost(2)	6,174	6,008
Unrealized Capital Appreciation in Our Owned Residual Portfolio	9,827	10,521
(1)	Please review our Current Report on Form 8-K filed on February 12, 2024 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See "Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events" for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value as of December 31, 2023 includes one investment in our Ground Lease Plus Fund (which we acquired from the Ground Lease Plus Fund in January 2024 - refer to Note 7 to the consolidated financial statements), and for both periods includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $1,357.4 million and $1,653.2 million related to transactions with remaining unfunded commitments as of December 31, 2023 and 2022, respectively. Combined Property Value excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund (refer to Note 7 to the consolidated financial statements), the remainder of the Ground Lease Plus Fund assets and amounts attributable to noncontrolling interests. Ground Lease Cost as of December 31, 2023 includes one investment in our Ground Lease Plus Fund (which we acquired from the Ground Lease Plus Fund in January 2024), and for both periods includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $135.6 million (including amounts paid to the Ground Lease Plus Fund in January 2024 to acquire the investment) and $308.2 million of unfunded commitments as of December 31, 2023 and 2022, respectively. Ground Lease Cost excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund, the remainder of the Ground Lease Plus Fund assets and amounts attributable to noncontrolling interests. As of December 31, 2023, our gross book value as a percentage of combined property value was 44%.

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

During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret Performance Incentive Plan participants, including certain executives of the Company, or its affiliates, directors of Old SAFE and service providers of Old SAFE. Initial grants under the Original Caret Performance Incentive Plan were subject to graduated vesting based on time-based service conditions and hurdles of our common stock price, all of which were satisfied as of December 31, 2023. In connection with the Merger, certain of Old SAFE’s executive officers entered into re-vesting agreements pursuant to which the executives agreed to subject 25% of their previously vested Caret units to additional vesting conditions which will be satisfied on the second anniversary of the Merger, subject to the applicable executive’s continued employment through such date. In connection with the Merger, each Award Agreement (as defined in the Original Caret Performance Incentive Plan) related to outstanding Caret unit awards was assigned to Portfolio Holdings, and Old SAFE amended and restated the Original Caret Performance Incentive Plan (the “Caret Performance Incentive Plan”). Following the merger, 76,801 Caret units were awarded to executive officers and other employees under such plan that are subject to cliff vesting on the fourth anniversary of their grant date if our common stock has traded at an average price of $60.00 or more for at least 30 consecutive trading days during that four-year period. As a result, as of December 31, 2023, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 15.4% of the outstanding Caret units and 12.5% of the authorized Caret units, including 6.1% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer.

In addition to the Caret units awarded or reserved for issuance under our Caret Performance Incentive Plan, as of December 31, 2023, Old SAFE sold or contracted to sell an aggregate of 259,642 Caret units to third-party investors, including affiliates of MSD Partners and an entity affiliated with one of our independent directors. As of December 31, 2023, the Company owned 82.2% of the outstanding Caret units. In connection with the sale of 137,142 Caret units in February 2022 (28,571 of which were committed to be purchased at the time, but have not yet closed), Old SAFE agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. In the event market liquidity of the Caret units is not achieved within such two year period at a valuation not less than the purchase price for the Caret units purchased in February 2022, reduced by an amount equal to the amount of subsequent cash distributions made to investors on account of such Caret units, then the investors in the February 2022 transaction have the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price as so reduced.

On March 31, 2023, Old SAFE sold 100,000 Caret units to affiliates of MSD Partners for an aggregate purchase price of $20.0 million (refer to Note 1 to the consolidated financial statements) pursuant to a subscription agreement entered into on August 10, 2022 and sold an aggregate of 22,500 Caret units to third-party investors for an aggregate $4.5 million pursuant to a subscription agreement entered into in November 2022.

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

Additionally, we have created additional channels and products that allows us to build a larger, captive pipeline. In connection with the Merger, Old SAFE acquired iStar’s 53% interest in iStar’s two Ground Lease ecosystem funds, Ground Lease Plus Fund and Leasehold Loan Fund (refer to Note 7 to the consolidated financial statements). The Ground Lease Plus Fund includes three assets and targets high quality projects in pre-construction development phase with institutional developers. The Leasehold Loan Fund currently includes four assets and allows for customers to receive their full capital structure needs in one place. Customers are able to receive a mortgage leasehold loan as well as a Ground Lease through us. We also created “SAFExSWAP,” which is a program that allows real estate investors with existing ground leases to swap into one of our Ground Leases. Additionally, our product “SAFExSELL” provides clients with an opportunity to enter into a Ground Lease at the time of the sale of a real estate asset, generating greater proceeds than would normally be expected in connection with a fee simple sale.

We are a Maryland corporation and our common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company, then known as iStar, elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 1998.

Investment Strategy

Our primary investment objective is to construct a diversified portfolio of Ground Leases that will generate attractive high-quality risk-adjusted returns and support stable and growing distributions to our shareholders. We have identified several channels for pursuing Ground Lease investment opportunities which include:

●	Create a Ground Lease with a Third Party at Acquisition or Recapitalization. We seek to pursue opportunities where a third party acquiror or existing owner of a commercial property may be interested in utilizing a Ground Lease structure to facilitate its options with respect to its interests in the property. We will create the Ground Lease by splitting ownership of the property into an ownership interest and Ground Lease on the land, and a separate leasehold interest of the building and improvements thereon. We will acquire the ownership interest and Ground Lease on the land from the third party.
●	Originate Ground Leases to Provide Capital For Development or Value-Add Redevelopment or Repositioning. We seek opportunities where we can purchase land and simultaneously lease it pursuant to a new Ground Lease to a tenant who plans to develop a new, or significantly improve an existing, commercial property on the land.
●	Acquire Existing Ground Leases. We seek to acquire existing Ground Leases or options to acquire existing Ground Leases that are marketed for sale and actively solicit potential sellers and related property brokers of existing Ground Leases to engage in off-market transactions. Our structure as a holding company gives us the ability to acquire Ground Leases from owners, particularly estates and high net worth individuals, using GL units or Caret units that may provide the seller with tax advantages, as well as liquidity, portfolio diversification and professional management.

We generally intend to target Ground Leases that meet some or all of the following investment criteria:

●	Properties of any type that are located in the top 30 metropolitan areas;
●	Properties that we believe are well located in markets with high barriers to entry and that have durable cash flow;
●	Transaction sizes between $10 million and $500 million or more;
●	Average remaining initial lease terms that are typically 30 to 99 years;
●	Periodic contractual rent escalators or percentage rent participations;

●	Ground Rent Coverage, defined as the ratio of the Property’s NOI to the annualized rental payment due us, of approximately 2.0x to 4.5x. Property NOI is defined as the trailing twelve month net operating income of the building and improvements being operated at the property without giving effect to any rent paid or payable under our Ground Lease, and for this purpose we use estimates of the stabilized Property NOI if we don’t receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market;
●	Value of approximately 30% to 45% of the Combined Property Value at the commencement of the lease or the acquisition date; and
●	First year cash return on asset of between 2.5% and 5.0% and effective yields between 4.5% and 7.0%.

Financing Strategy

We utilize and expect to continue to utilize leverage. Our current strategy is to generally target overall leverage at an amount that is approximately 25% of the aggregate Combined Property Value of our portfolio, but not to exceed an overall ratio of 2:1 relative to our total equity. However, our organizational documents do not limit the amount of indebtedness that we may incur. We will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or floating rate. Our board of directors may from time to time modify our leverage policies in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity issuances, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors, including the restrictive covenants under our debt obligations. Subject to our qualification as a REIT, we seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements.

To the extent our board of directors determines to obtain additional capital, we may, without stockholder approval, borrow funds or issue debt or equity securities, including additional GL units or Caret units, retain earnings (subject to the distribution requirements applicable to REITs under the Code) or pursue a combination of these methods.

Hedging Strategy

We may enter into hedging transactions to manage interest rate risk. Hedging transactions could take a variety of forms, including interest rate swap agreements, interest rate cap agreements, treasury locks, options, futures contracts, forward rate agreements or similar financial instruments. We intend to structure hedging transactions in a manner that does not jeopardize our qualification as a REIT.

Conflict of Interest Policies

Conflicts of interest may exist or could arise in the future with any member of Portfolio Holdings or in our relationship with Star Holdings. Conflicts may include, without limitation: conflicts between the interests of our stockholders and the management holders of Caret units; conflicts arising from the enforcement of agreements between us and Star Holdings; conflicts in the amount of time that our officers and employees will spend on the affairs of Star Holdings versus our affairs; conflicts in determining whether to seek reimbursement from Star Holdings of certain expenses we incur on its behalf; and conflicts between the interests of our stockholders and members of our management who hold Star Holdings common stock. We have adopted a policy that all transactions between Star Holdings and us must be approved by a majority of our independent directors. However, we cannot assure you this policy or other policies and provisions of law will always succeed in eliminating the influence of such conflicts. If they are not successful, decisions could be made that might fail to reflect the best interest of all shareholders. See "Risk Factors – Risks Related to the Spin-Off and Our Relationship with Star Holdings – “There are various potential conflicts of interest in our relationship with Star Holdings, which could result in decisions that are not in the best interest of our shareholders.”

Competition

We compete with numerous commercial developers, real estate companies (including other REITs), financial institutions (such as banks and insurance companies) and other investors (such as pension funds, investment funds, private companies and individuals) for investment opportunities and tenants. This competition may result in higher costs for properties, lower returns and impact our ability to grow. Some of these competitors have greater financial and other resources and access to more attractive capital than we do. However, due to our focus on Ground Leases located throughout the U.S., and because some of our competitors are locally and/or regionally focused, we do not always encounter the same competitors in each market.

Regulation

We believe that we have been organized and have operated in a manner that has enabled us to maintain our qualification as a REIT and our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, and we intend to continue to do so. In addition, our properties are subject to various laws, ordinances and regulations. Our tenants are generally responsible under our Ground Leases for taxes, maintenance and insurance as well as all operating costs and capital expenditures, including capital expenditures that may result from compliance with environmental and other laws and regulations. Although our tenants are primarily responsible for any damages and claims arising from the leased properties’ compliance with applicable environmental and other laws and regulations, a tenant’s bankruptcy or inability to satisfy its obligations for these types of damages or claims could require us to satisfy such liabilities. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

Code of Ethics and Conduct

On March 31, 2023, the Company adopted a new Code of Ethics and Conduct that applies to our directors, officers and employees (the "Code of Conduct"). The Code of Conduct sets forth the principles of conduct and ethics to be followed by our directors, officers and employees. The purpose of the Code of Conduct is to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations;  prompt internal reporting of violations of law or the Code of Conduct; accountability for adherence to the Code of Conduct; consistent enforcement of the Code of Conduct; protection for persons reporting any questionable behavior; protection of the Company’s legitimate business interests; and confidentiality of information entrusted to our directors, officers and employees. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. The Code of Conduct is available on the Company’s website at www.safeholdinc.com. The Company will disclose on its website material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2023, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.

Human Capital Resources

Central to our business strategy is attracting, developing and retaining a talented, diverse and engaged workforce to drive our success. As of December 31, 2023, the Company had 86 employees. The Company believes it has good relationships with its employees. Substantially all of our employees are full time employees and they are not represented by any collective bargaining agreements.

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

We maintain a number of health and wellness programs to support the welfare of our people. These programs include an employee assistance program that offers confidential assessment, counseling and referral services at no cost to the employee. We seek to provide a safe workplace for our employees. In addition to the safety protocols that we instituted in response to the COVID pandemic, we have established emergency procedures that address emergency health and safety situations.

Additional Information

We maintain a website at www.safeholdinc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included only as an inactive textual reference. In addition to this Annual Report on Form 10-K, we file quarterly and special reports, proxy statements and other information with the SEC. Through our website, we make available free of charge our annual proxy statement, annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system via electronic means, including on the SEC’s homepage, which can be found at www.sec.gov.

Item 1A.   Risk Factors

In addition to the other information in this report, you should carefully consider the following risk factors in evaluating an investment in the Company’s securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, ability to service our indebtedness, ability to pay distributions and the market price of the Company’s common stock. The risks set forth below speak only as of the date of this report and the Company disclaims any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to Safehold Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Summary Risk Factors –

●	The market for Ground Lease transactions and the availability of investment opportunities may not meet our growth objectives.
●	Our operating performance and the market value of our properties are subject to risks associated with real estate assets.
●	The rental payments under our leases may not keep up with changes in market value and inflation.
●	We may be unable to renew expiring Ground Leases, re-lease the land or sell the properties on favorable terms or at all.
●	Counterparty, geographic and industry concentrations may expose us to financial credit risk.
●	A lack of recourse to creditworthy counterparties may adversely affect us and our tenants.
●	Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis.
●	Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events.
●	We rely on Property NOI as reported to us by our tenants.
●	Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect.
●	Our estimates of Combined Property Value are based on various assumptions and information supplied to us by our tenants, and accordingly may not be indicative of actual values.
●	There can be no assurance that we will realize any incremental value from the UCA in our owned residual portfolio or that the market price of our common stock will reflect any value attributable thereto.
●	Ground Leases with developers expose us to risks associated with property development and redevelopment that could materially and adversely affect us.
●	We may be materially and adversely affected by the exercise of leasehold mortgagee protections.
●	We are subject to the risk of bankruptcy of our tenants.
●	We may directly own one or more commercial properties, which will expose us to the risks of ownership of operating properties.
●	Competition may adversely affect our ability to acquire and originate investments.
●	Cybersecurity risk and cyber incidents may adversely affect our business.
●	Our business and growth prospects could be adversely affected by future epidemics, pandemics or other health crises, as they were during the peak of the COVID-19 pandemic.
●	Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not accurately reflect the current market value of the properties and may decline materially in future periods.
●	Our success depends in part on our ability to attract, retain and develop talented employees, and our failure to do so, including the loss of any of our key employees, could adversely impact our business.
●	We are party to several agreements with Star Holdings, and may be unable to collect amounts to which we are contractually entitled, which could negatively affect our performance, financial condition, results of operations and cash flow.
●	Star Holdings owns a significant amount of our common stock, all of which serves as collateral for a margin loan.

●	The concentration of our voting power may adversely affect the ability of investors to influence our policies.
●	There are various potential conflicts of interest in our relationship with Star Holdings, which could result in decisions that are not in the best interest of our shareholders.
●	Our management agreement with Star Holdings and other effects from the Spin-Off could distract management time and attention and give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.
●	Our debt obligations, which include the substantial amount of indebtedness we assumed in connection with the Merger, will reduce cash available for distribution and expose us to the risk of default.
●	Our failure to hedge interest rates effectively could materially and adversely affect us.
●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ or co-venturers’ financial position and liquidity and disputes between us and our co-venturers.
●	Our depreciation expenses are expected to be limited for financial and tax reporting purposes, with the result that we will be highly dependent on external capital sources to fund our growth.
●	Our credit ratings will impact our borrowing costs and our access to debt capital markets.
●	We are a holding company and will rely on funds from Portfolio Holdings to pay our obligations and distributions to our shareholders.
●	Certain provisions of Maryland law and our organizational documents could inhibit changes in control of our company.
●	Certain provisions of our organizational documents limit shareholder recourse and access to judicial fora.
●	Cash available for distribution may not be sufficient to make distributions to our shareholders at expected levels, or at all.
●	The availability of shares for future sale could adversely affect the market price of our common stock.
●	Distributions to holders of Caret units will reduce distributions to us upon certain transactions, and sales of additional Caret units may dilute the economic interests of our common stockholders.
●	The changes to the Caret program in connection with the Merger may fail to improve the recognition of SAFE’s two distinct components of value by market participants.
●	The terms of Caret units could result in conflicts of interest between holders of our common stock and holders of Caret units. Our management’s ownership of Caret units creates potential conflicts of interest.
●	The Portfolio Holdings LLCA sets forth certain limitations on our ability to make changes to such agreement that could be beneficial to us and our stockholders without the consent of certain of the Caret unitholders.
●	The Portfolio Holdings LLCA contains provisions that may delay, defer or prevent a change in control.
●	Future issuances of debt or preferred equity securities could adversely affect our common shareholders and result in conflicts of interest.
●	Following the Merger and the Spin-Off, the Company may not continue to pay dividends at or above the rate previously paid by us or Old SAFE.
●	Our failure to remain qualified as a REIT would subject us to taxes, which would reduce the amount of cash available for distribution to our shareholders.
●	The REIT distribution requirements could require us to borrow funds or take other actions that may be disadvantageous to our shareholders.
●	Even if we qualify as a REIT, we may incur tax liabilities that reduce our cash flow.

Risks Related to Our Portfolio and Our Business

The market for Ground Lease transactions and the availability of investment opportunities may not meet our growth objectives.

The achievement of our investment objectives depends, in part, on our ability to continue to grow our portfolio. We cannot assure you that the market for Ground Leases will enable us to meet our growth objectives. Potential tenants may prefer to own the land underlying the improvements they intend to develop, rehabilitate or own. Negative publicity about the experience of tenants with non-Safehold Ground Leases may also discourage potential tenants. In addition, increases in interest rates have and may continue to result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market. These and other factors outside our control may materially adversely affect the market for our leases and our ability to grow and meet our investment objectives.

Our operating performance and the market value of our properties are subject to risks associated with real estate assets.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may adversely affect our operating results and decrease cash available for distributions to our shareholders, as well as the market value of our properties. These events include, but are not limited to:

●	adverse changes in international, national, regional or local economic and demographic conditions;
●	adverse changes in the financial position or liquidity of tenants and potential buyers of properties;
●	competition from other real estate investors with significant capital, including real estate operating companies, other publicly traded REITs, institutional investment funds, banks, insurance companies and individuals;
●	potential liability under environmental laws as an owner of real property;
●	our tenants’ failures to maintain adequate insurance on their properties as is typically required by our leases and the inability to insure against certain events, including acts of God; and
●	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws and governmental fiscal policies.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that such events may occur or have occurred, could result in a general decline in attractive investment opportunities, the availability of financing for buyers and lessees of our properties or an increased incidence of defaults under our existing leases. As a result of the foregoing, there can be no assurance that we can achieve our investment objectives.

The rental payments under our leases may not keep up with changes in market value and inflation.

The leases at most of our properties provide for rental payments that are CPI-Linked or fixed with future CPI adjustments. Many of our Ground Leases include a periodic rent increase based on prior years’ cumulative CPI growth, with the initial lookback year generally starting between years 11 and 21 of the lease term. These CPI lookbacks are generally capped between 3.0% - 3.5%. In the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. They may also not keep up with increases in market rental rates. As a result, we may not capture the full value of the land underlying our leases at given points in time or the UCA at lease expiration. Future leases that we enter into are likely to contain similar or other limitations on rent increases, which may limit the appreciation in value of our land, our net asset value and our UCA.

We may be unable to renew expiring Ground Leases, re-lease the land or sell the properties on favorable terms or at all.

Above-market lease rates at some of the properties in our portfolio at the time of any Ground Lease renewal or re-lease may force us to renew some expiring leases or re-lease properties at lower rates. We cannot assure you existing tenants will exercise any extension options or that our expiring leases will be renewed or that our properties will be re-leased at lease rates equal to or above their then weighted average lease rates. Tenants may fail to properly maintain their improvements, and certain improvements may become obsolete over the long terms of our Ground Leases, which may impair the value and the UCA that we are able to realize upon a sale or re-leasing, or require us to make significant investments in order to restore the property to a suitable condition.

A lack of recourse to creditworthy counterparties may adversely affect us and our tenants.

The tenants under our Ground Leases are typically special purpose entities formed to enter into our leases and own the improvements built on our land. Likewise, our tenants’ lenders are often special purpose entities formed to enter into their debt arrangements. If we have to take action to enforce our leases, we may not have access to tenants’ assets other than our lease and the tenant’s improvements. If our tenants have to take action to enforce their debt arrangements, they may not have access to the lenders’ assets. We may have limited or no recourse against a separate creditworthy guarantor. Disputes may arise that result in the tenant withholding rent payments, possibly for an extended period. If a tenant fails to maintain our land and their improvements in accordance with our lease terms, their value may decline materially. Any of these situations may result in extended periods with a significant decline in revenues or no revenues generated by a property or may impair the value of our properties and the UCA that we may realize from them.

Counterparty, geographic and industry concentrations may expose us to financial credit risk.

For the year ended December 31, 2023, our two largest tenants by revenues each accounted for approximately 4.6% of our total revenues. For the year ended December 31, 2023, 10.3% of our total revenues came from hotel properties and 37.4% came from office properties. We could be materially and adversely affected by negative factors affecting such concentration. For example, our office assets and business growth prospects may be adversely affected, including adverse impacts on our rents collected, Ground Rent Coverage and UCA as a result of reduced demand for office space and/or reduction in rents at our office properties as a result of an economic downturn or permanent shift in office space demand as a result of the COVID-19 pandemic. Moreover, certain office assets currently have material vacancies. If our Ground Lease tenants at such assets fail to re-tenant the building such Ground Leases may default and we may suffer losses.

In addition, as of December 31, 2023, our portfolio had regional geographic concentrations based on gross book value (refer to “Our Portfolio” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis.

The tenant under our Park Hotels Portfolio master lease pays us percentage rent equal to 7.5% of the positive difference between the aggregate annual operating revenues of the five hotels in the portfolio for any year and a threshold amount of approximately $81.4 million. We received $2.8 million of percentage rent payments from our Park Hotels Portfolio in 2023 (which reflect 2022 operations) and received no percentage rent payments in 2022 (which reflect 2021 operations) or 2021 (which reflect 2020 operations). Any deterioration in the operating performance at any of the hotels in the Park Hotels Portfolio would adversely affect our ability to earn percentage rent under such hotels, and it is possible that poor operating performance at one or more such hotels could reduce or eliminate percentage rent for any annual period notwithstanding stable or improving operating performance at other hotels included in the Park Hotels Portfolio.

We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property.

The sum of our cash base rental income in place for our Doubletree Seattle Airport property as of December 31, 2023 and total percentage cash rental income during the year ended December 31, 2023 for such property totaled an aggregate of $5.1 million, or approximately 2.2% of the cash revenues of the Company. A majority of the land underlying our Doubletree Seattle Airport property is owned by a third party and is ground leased to us. We are obligated to pay the third-party owner of the Ground Lease $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, we pass this cost on to our tenant under the terms of our master lease. If the underlying Ground Lease is not renewed by the landlord on or before its expiration in 2044, our lease of the Doubletree Seattle Airport hotel to our tenant would also terminate which would result in the loss to us of the rental income from this hotel as well as any UCA that had not been realized by that time.

Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events.

Certain tenant rights under our Ground Leases may limit the value we are able to realize upon lease expiration, sale of our land or other events, including, among others: (i) our Park Hotels master lease gives the tenant the right to purchase one or more of the hotels at fair market value if the hotel suffers a major casualty or condemnation event, as defined under the master lease; (ii) prior to the expiration of the Ground Lease relating to an office property that represents 1.1% of the gross book value of our portfolio as of December 31, 2023, the tenant has the right to demolish the building and improvements on the property, although it cannot do so during the last five years of the lease without our prior consent. Rent under our Ground Lease must continue to be paid through the end of the lease, even if the tenant demolishes the building and any improvements on the property; (iii) the tenant under one of our Ground Leases has a buy-out option in year 49 of the lease; (iv) the Lock Up Self Storage Facility lease gives the tenant the right to purchase our interest in the underlying land at fair market value as of the expiration of the lease in 2037; (v) the tenants under certain of our Ground Leases have a right of first offer or a right of first refusal to purchase the land underlying the Ground Lease should we decide to sell the land together with the Ground Lease to a third party; and (vi) the third party ownership of a majority of the land underlying our Doubletree Seattle Airport property, as described above. The existence of these rights in existing and future leases may adversely affect the value and the UCA we are able to realize upon a sale of our Ground Leases and/or make it more difficult to re-let a property after the expiration of a lease.

We rely on Property NOI as reported to us by our tenants.

In evaluating Ground Rent Coverages and estimating Combined Property Values as indicators of the security of the rent owed to us pursuant to, and the safety of our investment in, a Ground Lease, we rely, to a significant degree, on Property NOI as reported to us by our tenants, or as otherwise publicly available, without independent investigation or verification on our part. Our tenants do not, nor do we expect that future tenants will, provide us with full financial statements prepared in accordance with GAAP or audited or reviewed by an independent registered public accounting firm. Our leases generally do not specify the detail upon which such financial information must be prepared or require notice to us or our approval for rent concessions or abatements given by our tenants to their subtenants. We assume the accuracy and completeness of information provided to us by our tenants or that is publicly available and the appropriateness of the accounting methodology or principles, assumptions, estimates and judgments used in its preparation. Accordingly, no assurance can be given that the information provided to us by our tenants, or that is otherwise publicly available, is accurate or complete, which could materially and adversely affect our underwriting decisions. Tenants may also restrict our ability to disclose publicly their Property NOI. In addition, with respect to properties under development or renovation, Ground Rent Coverage reflects our estimated annual rent coverage at the expected stabilization or completion of renovation at the applicable property. There can be no assurance our estimates will prove to be correct.

Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect.

Certain of the Ground Leases in our portfolio relate to properties that are under development or in transition. In such cases, our underwriting and monitoring of the property during development or transition is based on our estimate of the initial net operating income of the building at an assumed stabilization date. Similarly, we use estimates of Property NOI in cases where our tenant is not required to report the actual amount to us on a current basis. Our estimates are based on leasing activity at the building and available market information, including leasing activity at comparable properties in the market. Estimates are inherently uncertain. While we intend to use assumptions that we believe are reasonable when making estimates, our assumptions may prove to be incorrect. No assurance can be given regarding the accuracy of our estimates and assumptions and it is possible that the actual Ground Rent Coverage of these assets may be materially lower than our estimates.

Our estimates of Combined Property Value are based on various assumptions and information supplied to us by our tenants, and accordingly may not be indicative of actual values.

When underwriting a potential investment and monitoring our portfolio, our estimate of Combined Property Value is based on expected lease terms, information supplied to us by our prospective tenant or tenant and numerous assumptions made by us. We do not independently investigate or verify the information provided to us by our tenants and no assurance can be given that the information is accurate. See "—We rely on Property NOI as reported to us by our tenants." The use of different information or assumptions could result in valuations that are materially lower than those used in our underwriting and portfolio monitoring processes. Our estimates of Combined Property Values represent our opinion and may not accurately reflect the current market value of the properties relating to our Ground Leases. Such estimates are based on numerous estimates and assumptions and not on contractual sale terms or third-party appraisals and, therefore, are inherently uncertain, and no assurance can be given regarding the accuracy or appropriateness of such estimates and assumptions. The application of alternative estimates or assumptions could result in valuations, by us or others, which are materially lower than those used in our underwriting and portfolio monitoring processes.

There can be no assurance that we will realize any incremental value from the UCA in our owned residual portfolio or that the market price of our common stock will reflect any value attributable thereto.

Pursuant to the typical terms of a Ground Lease, we regain possession of the land and generally take title to the building and any improvements thereon, without the payment of any additional consideration by us. We regard the difference between the initial Ground Lease value and the Combined Property Value as UCA in our owned residual portfolio that we may realize at the end of the lease through a releasing or sale transaction, or perhaps by operating the property directly. To the extent we choose to operate a property directly, we will be subject to additional risks associated with leasing commercial real estate, including responsibility for property operating costs, such as taxes, insurance and maintenance, that previously were paid for by our tenant pursuant the Ground Lease. Though we estimate Combined Property Value using one or more valuation methodologies that we consider appropriate, there can be no assurance that this estimate or the amount of any UCA in our owned residual portfolio is accurate at the time we invest in a Ground Lease. Even if we estimate that a UCA exists initially, we will generally not be able to realize that appreciation through a near term transaction, as the property is leased to a tenant pursuant to a long-term lease. While the value of commercial real estate as a broad class has generally increased over extended periods of time and is believed by some to exhibit a positive correlation with rates of inflation, the value of a particular commercial real estate asset is primarily a function of its location, overall quality and the terms of relevant leases. Since our leases are typically long-term (base terms ranging from 30 to 99 years), it is possible that the UCA in our owned residual portfolio will increase in value, but over long periods of time. However, the Combined Property Value of a particular property at the end of a Ground Lease will be highly dependent on its unique attributes and there can be no assurance that it will exceed the amount of our initial investment in the Ground Lease. There can also be no assurance that estimated UCA for properties we acquire in the future will be proportionate with estimated UCA for our current portfolio. Moreover, no assurance can be given that the market price of our common stock will include any value attributable to the UCA in our owned residual portfolio. The price for our most recent sale of Caret units, in August 2022, implied a $2.0 billion valuation for 100% of Caret units, but there can be no assurances as to the value that may be attributed to Caret units in the future. In addition, our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases. See "—Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events." Moreover, the market price of our common stock may not reflect any value ascribed to the UCA in our owned residual portfolio, as it is difficult and highly speculative to estimate the value of a commercial real estate portfolio that may be realized at a distant point in time.

Ground Leases with developers expose us to risks associated with property development and redevelopment that could materially and adversely affect us.

In Ground Lease transactions with developers, rent may not commence until construction is completed, which would subject us to risks that the developer will be unable to complete the project and have it begin paying rent to us. Risks associated with development transactions include, without limitation: (i) the availability and pricing of financing for the developer on favorable terms or at all, due to rising interest rates or otherwise; (ii) counterparty risk with leasehold lenders that have future funding obligations; (iii) the availability and timely receipt by the developer of zoning and other regulatory approvals; (iv) the potential for the fluctuation of occupancy rates and rents, which could affect any percentage rents that we may receive; (v) development, repositioning and redevelopment costs may be higher than anticipated by the developer, which may cause the developer to abandon the project; and (vi) cost overruns and untimely completion of construction (including due to risks beyond the developer’s control, such as weather or labor conditions, inflationary pressures, supply chain disruptions or material shortages). In addition, if our tenant has obtained leasehold financing to complete construction, and the construction lender forecloses on the mortgage following a default, there is a risk that the mortgagee or a new tenant may not have necessary or sufficient development experience to complete the project or to do so to the same standards as the original developer. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of development, repositioning or redevelopment activities, any of which could materially and adversely affect us.

We may be materially and adversely affected by the exercise of leasehold mortgagee protections.

We typically permit tenants to obtain mortgage financing secured by their leasehold interest and to assign the lease and the tenant’s rights under the lease to the mortgagee as collateral. The leasehold mortgagee typically has the right to (i) receive notices and cure tenant defaults under the lease, (ii) require us to enter into a new lease with a successor tenant on the same terms as the existing lease and (iii) consent to certain actions. We may grant a leasehold mortgagee additional time to cure certain non-monetary defaults and may agree to defer certain remedies while the leasehold mortgagee is endeavoring to cure a default. In addition, some leasehold mortgage lenders may insist, should a casualty, loss or condemnation occur, upon using insurance proceeds to reduce the tenant’s debt to it rather than restoring or repairing the casualty, loss or condemnation, although the tenant would likely not be able to generate sufficient revenues from the resulting property to pay ground rent to us. There can be no assurance that we will not be materially and adversely affected by a leasehold mortgagee’s exercise of such mortgagee protections.

We are subject to the risk of bankruptcy of our tenants.

The bankruptcy or insolvency of a tenant may materially and adversely affect the income produced by our properties or could force us to "take back" a property as a result of a default or a rejection of the lease by a tenant in bankruptcy, any of which could materially and adversely affect us. If any tenant becomes a debtor in a case under federal bankruptcy law, we cannot evict the tenant and assume ownership of the building and improvements thereon solely because of the bankruptcy if the tenant continues to comply with the terms of our lease. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent would be a general unsecured claim subject to a statutory cap that might be substantially less than the rent actually owed to us under the lease. We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. Although our tenants are primarily responsible for any environmental damages and claims related to the properties, a tenant’s bankruptcy or inability to satisfy its obligations for these types of damages or claims could require us to satisfy such liabilities. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease. It is also possible that a bankruptcy court could re-characterize our Ground Leases as secured lending transactions depending on its interpretation of the terms of the lease. If a lease were judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the property subject to the lease and could lose the legal as well as economic attributes of the owners of the property, which could have a material adverse effect on us.

We may directly own one or more commercial properties, which will expose us to the risks of ownership of operating properties.

There may be instances where we take ownership of a commercial property for a period of time prior to the separating it into fee and leasehold interests. In addition, we may own and operate commercial properties that revert to us upon the expiration or termination of a Ground Lease. The ownership and operation of commercial properties will expose us to risks, including, without limitation, the risks described above under "—Our operating performance and the market value of our properties are subject to risks associated with real estate assets." Additionally, we may be required to hold a commercial property in a taxable REIT subsidiary ("TRS"), and any gain from the subsequent sale of the property or a leasehold interest in it would be subject to corporate income tax.

Competition may adversely affect our ability to acquire and originate investments.

We compete with commercial developers, other REITs, real estate companies, financial institutions, such as banks and insurance companies, funds, and other investors, such as pension funds, private companies and individuals, for investment opportunities. Our competitors include both competitors seeking to originate or acquire Ground Lease transactions or acquire properties in their entirety and competitors offering debt financing as an alternative to a Ground Lease. Some of our competitors have greater financial and other resources and access to capital than we do. Due to our focus on Ground Leases throughout the U.S., and because most competitors are often locally and/or regionally focused, we do not always encounter the same competitors in each market. Additionally, the rise in interest rates and increased investment spreads to treasury bonds in the Ground Lease market may attract new competitors, which may result in higher costs for properties, lower returns and impact our ability to grow our business.

Cybersecurity risk and cyber incidents may adversely affect our business.

We rely on computer systems, hardware, software, technology infrastructure and online sites for the operation of our business and our ability to perform day-to-day operations. We own and manage some of these systems, but also rely on third parties for a range of products and services. We also collect, maintain and process confidential, sensitive, and proprietary information about investors, tenants, employees, and others, including personally identifiable information, as well as confidential, sensitive, and proprietary information belonging to our business. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information. A cyber incident may be an intentional attack or unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated

or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our business relationships. As have many companies, we and our third-party vendors have been impacted by cyber incidents in the past and will likely continue to experience cyber incidents of varying degrees. While we do not believe these incidents have had a material impact to date, as reliance on technology and the number, intensity and sophistication of attempted attacks has increased, so have the risks posed to our information systems and those provided by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Our business and growth prospects could be adversely affected by future epidemics, pandemics or other health crises, as they were during the peak of the COVID-19 pandemic.

During its peak, the COVID-19 pandemic adversely affected our growth. Epidemics, pandemics or other health crises, including a resurgence of the COVID-19 pandemic could adversely affect us due to, among other factors:

●	closures of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●	deteriorations in our tenants’ financial condition and access to capital which could cause one or more of our tenants to be unable to meet their Ground Lease obligations to us in full, or at all;
●	a negative impact on the travel industry, and as a result, the hotel industry, which could adversely affect our hotel assets, which accounted for approximately 10.3%, 11.9% and 14.4% of our total revenues for the years ended December 31, 2023, 2022 and 2021, respectively, including percentage rent;
●	the impact on our percentage rent revenues, all of which are based on operating performance at our hotel properties. We recognized $2.8 million of percentage rent from our Park Hotels Portfolio in 2023 in respect of 2022 operating performance versus no percentage rent in 2022 in respect of 2021 hotel operating performance or 2021 in respect of 2020 hotel performance during the peak of the COVID-19 pandemic;
●	deteriorations in our financial performance which could cause us to be unable to satisfy debt covenants, including cash flow coverage tests in our revolving credit facility, which could trigger a default and acceleration of outstanding borrowings;
●	difficulty accessing debt and equity capital on attractive terms, or at all, to fund business operations, growth or address maturing liabilities; and
●	delays in the supply of products or services that are needed for our and our tenants’ efficient operations.

The after-effects of the COVID-19 pandemic on certain sectors of the economy and commercial real estate markets remain uncertain. For example, we received no percentage rent payments from our Park Hotels Portfolio in 2022 (which reflect 2021 operations) due to the impact of the COVID-19 pandemic, and the percentage rent payments in 2023 (which reflect 2022 operations) were below pre-pandemic levels. Although the COVID-19 pandemic has subsided, there could be declines in corporate budgets and consumer demand for travel and declines in corporate budgets for office space, and such declines may continue for several years, which could adversely affect our business. Percentage rent payments under our Ground Leases are likely to continue to be negatively affected while these conditions persist. The possibility of another epidemic, pandemic or other health crisis presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic or resulting shifts in the office sector and may decline materially in future periods.

Our reported estimated UCA and Combined Property Value are based, in part, on valuations associated with each Ground Lease that occur every 12 to 24 months. Certain metrics that we report and monitor may not reflect current market values including the decline in office values. Lagging valuations may not accurately capture declines in our UCA and ratio of gross book value to Combined Property Value and such decline could be reflected in future periods, and any such decline could be material. Our estimated Ground Rent Coverage represents the ratio of the property NOI of the commercial properties being operated on our land to the Ground Lease payment due to us, as of the date of determination. With respect to properties under development or in transition or for which financial statements are not available, we use our internal underwritten estimates of Ground Rent Coverage at stabilization and third-party valuations where available, none of which may take into account current demand shifts. With respect to other properties, the property NOI available to us at December

31, 2023 may not be indicative of future periods, depending on the direction and magnitude of demand shifts for the entire period. Given the limitations of the information used in our estimates it is possible that the actual Ground Rent Coverage may be lower than our estimate, now or in the future.

We are part of two joint ventures that have a different investment profile than our typical Ground Leases, which could materially and adversely affect us.

We have interests in the Ground Lease Plus Fund (refer to Note 7 to the consolidated financial statements), which targets the origination and acquisition of pre-development phase Ground Leases, and the Leasehold Loan Fund (refer to Note 7 to the consolidated financial statements), which provides leasehold loans behind a Ground Lease (the “Ventures”). The Ventures are with an institutional third-party partner. The combined gross book value of the Ventures is less than 2% of our gross book value. The assets owned by these Ventures create higher returns but also may involve additional risk than our typical Ground Leases. Pre-development Ground Leases differ from our typical Ground Leases in that they may not have all governmental approvals to commence construction and often do not have full capitalizations to fund development; these factors may expose these projects to additional time delays and cost increases. Leasehold loans differ from our typical Ground Leases in that they are serviced by the post-ground rent cash flows of the asset and, in a default scenario, only have recourse to our tenants’ leasehold interests.

Our success depends in part on our ability to attract, retain and develop talented employees, and our failure to do so, including the loss of any of our key employees, could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees. Our ability to attract, retain and develop talented employees, and develop talent internally, could impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and other key employees, or that we will be able to attract and/or develop other qualified individuals for these positions in the future. Additionally, the compensation and benefits packages we may need to offer to remain competitive for these individuals could increase the cost of replacement and retention.

Risks Related to the Spin-Off and Our Relationship with Star Holdings

The Spin-Off may not deliver its intended results.

There are several risks and uncertainties for us related to the Spin-Off, including but not limited to:

●	whether Star Holdings may be able to meet its obligations to us and others following the Spin-Off;
●	the fact that Star Holdings is a significant stockholder of our common stock and sales of our common stock by Star Holdings could adversely affect the market price of our common stock; and
●	the fact that certain cash flows payable by Star Holdings to us may be affected by Star Holdings' performance, including amounts payable under the senior secured term loan and management fees payable under the management agreement with Star Holdings, and any adverse impact on Star Holdings' performance may adversely affect Star Holdings' ability to pay amounts due to us.

Any one or more of these risks and uncertainties, or any other complexity resulting from the Spin-Off, may have an adverse effect on our financial condition, results of operations, cash flow and per share market price of our common stock.

We are party to several agreements with Star Holdings, and may be unable to collect amounts to which we are contractually entitled, which could negatively affect our performance, financial condition, results of operations and cash flow.

Concurrently with the completion of our spin-off of Star Holdings, Star Holdings entered into a management agreement with one of our subsidiaries (the “Management Agreement”). Pursuant to the Management Agreement, we have agreed to provide Star Holdings with a management team and manage Star Holdings’ assets and its subsidiaries’ day-to-day operations, subject to the supervision of Star Holdings’ board of trustees. In consideration for our management services, Star Holdings has agreed to pay us an annual management fee fixed at $25.0 million, $15.0 million, $10.0 million and $5.0 million in each of the first four annual terms of the agreement, and 2.0% of the gross book value of Star Holdings’ assets thereafter, excluding the shares of us held by Star Holdings, as of the end of each fiscal quarter. The management fee is payable in cash quarterly, in arrears.

Additionally, on March 31, 2023, we, as a lender and an administrative agent, and Star Holdings, as a borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million (the “Incremental Term Loan Facility, and together with the Secured Term Loan Facility, as amended, the “Term Loan Facility”) at Star Holdings’ election. Borrowings under the Term Loan Facility bear an interest at a fixed rate of 8.00% per annum, subject to increase in certain circumstances. The Term Loan Facility has certain prepayment obligations, and a maturity of March 31, 2027. As of December 31, 2023, the Term Loan Facility had an outstanding principal balance of $115.0 million and no borrowing had been made under the Incremental Term Loan Facility.

If Star Holdings terminates the Management Agreement, fails to comply with its covenants or is otherwise in default under the Term Loan Facility, or fails to pay cash amounts when due under the Management Agreement or Term Loan Facility, our cash flow may be adversely affected. Any significant and negative impact on our cash flow could in turn negatively impact our compliance with covenants under our debt instruments or result in our default thereof, which could materially and adversely affect our performance, financial condition and results of operations.

Star Holdings owns a significant amount of our common stock, all of which serves as collateral for a margin loan.

As of December 31, 2023, Star Holdings owned approximately 19% of the outstanding shares of our common stock. Future sales in the public market by Star Holdings, or the perception in the market that Star Holdings intends to sell shares, could reduce the market price of our common stock.

Additionally, Star Holdings has entered into a margin loan facility in an aggregate principal amount of $140.0 million with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley & Co. LC, as sole custodian, calculation agent and collateral agent (the “Margin Loan Facility”). As of November 8, 2023, the outstanding principal balance was $80.2 million. The Margin Loan Facility is secured by all of the shares of our common stock held by Star Holdings. If the market value of our common stock held by Star Holdings drops below certain specified levels, Star Holdings will be required to post additional collateral or, at certain levels, repay the outstanding margin loan amount as well as all accrued and unpaid interest, and a make whole amount. If Star Holdings is unable to satisfy any collateral calls or does not have sufficient funds to repay amounts owed under the Margin Loan Facility, Star Holdings may be forced to sell shares of our common stock or the lender may foreclose on the shares of our common stock held as collateral, which could reduce the market price of our common stock. Moreover, a collateral call or mandatory repayment may occur at a time when Star Holdings is subject to contractual or statutory prohibitions from selling.

The concentration of our voting power may adversely affect the ability of investors to influence our policies.

As of December 31, 2023, Star Holdings owned approximately 19% of the outstanding shares of our common stock. Therefore, subject to the terms of our Governance Agreement with Star Holdings, Star Holdings has the ability to influence the outcome of matters presented to our shareholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. The concentration of voting power in Star Holdings might also have the effect of delaying, deferring or preventing a change of control that our other shareholders may view as beneficial.

We entered into a Governance Agreement with Star Holdings, pursuant to which, among other things, Star Holdings and its subsidiaries agreed to certain lockup and standstill provisions, and to vote all shares of our common stock owned by them (i) in favor of all persons nominated to serve as our directors by our board of directors or our nominating and corporate governance committee, (ii) against any stockholder proposal that is not recommended by our board of directors and (iii) in accordance with the recommendations of our board on all other proposals brought before our stockholders, in each case until the earliest to occur of (a) the termination of our management agreement with Star Holdings, (b) the date on which both (1) Star Holdings ceases to beneficially own at least 7.5% of our outstanding common stock and (2) Star Holdings is no longer managed by us or our affiliates, or (c) a “change of control” of us, as defined in the Governance Agreement. As a result, the ability of other stockholders to influence the election of directors and other matters submitted to stockholders for approval will be limited. For example, this voting agreement may have the effect of delaying or preventing a transaction that would result in a change of control, if our board of directors does not recommend that our stockholders vote in favor of the transaction, even if certain other stockholders believe that the transaction is in our or their interests.

There are various potential conflicts of interest in our relationship with Star Holdings, which could result in decisions that are not in the best interest of our shareholders.

Potential conflicts of interest in our relationship with Star Holdings include, without limitation: conflicts arising from the enforcement of agreements between us and Star Holdings; conflicts in the amount of time that our officers and employees will spend on Star Holdings’ affairs vs. our other affairs; conflicts in determining whether to seek reimbursement from Star Holdings of certain expenses we incur on its behalf; and conflicts between the interests of our shareholders and members of our management who hold Star Holdings common stock. Transactions between Star Holdings and us are subject to certain approvals of our independent directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party.

Certain of our executive officers are also Star Holdings’ executive officers. Our executive officers have duties to our company under applicable Maryland law, and our executive officers who are also officers of Star Holdings have duties to Star Holdings under applicable Maryland law. Those duties may come in conflict from time to time. We also have duties as the manager of Star Holdings which may come in conflict with our duties to our shareholders from time to time.

Our management agreement with Star Holdings and other effects from the Spin-Off could distract management time and attention and give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.

We are Star Holdings’ external manager and our duties under the management agreement could distract the time and attention of our management away from Safehold. In addition, the Spin-Off may lead to increased recurring operating and other expenses and to changes to certain operations. Disputes with third parties could also arise out of these transactions. These potential management distractions increased expenses, changes to operations, disputes with third parties, or other effects could materially and adversely affect our financial condition, results of operations, cash flow and per share market price of our common stock.

The Spin-Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws.

If we file for insolvency or bankruptcy within certain timeframes following the Spin-Off, a court could deem the spin-off or certain internal restructuring transactions undertaken by us in connection therewith to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

The agreements between Safehold and Star Holdings entered into in connection with the Spin-Off may not reflect terms that would have resulted from arm’s-length negotiations with unaffiliated third parties.

The agreements related to the Spin-Off, including the separation and distribution agreement, the management agreement, the governance agreement, the registration rights agreement and the secured term loan were negotiated prior to the consummation of the Spin-Off. As a result, although those agreements are intended to reflect arm’s-length terms, they may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

Financing and Investment Risks

Our debt obligations, which include the substantial amount of indebtedness we assumed in connection with the Merger,  will reduce cash available for distribution and expose us to the risk of default.

Prior to the Merger, Old SAFE had substantial indebtedness and, in connection with the Merger, we assumed all of Old SAFE’s indebtedness in addition to retaining $100.0 million of our trust preferred securities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to fund investment activities or to make distributions currently contemplated or necessary for us to maintain our qualification as a REIT. If interest rates, and therefore, the costs of our debt rise faster and by greater amounts than any rent escalations and percentage rents under our leases, we may not generate sufficient cash to pay amounts due under our borrowings. Additionally, given the long term of our Ground Leases and the comparatively shorter term of our debt, there may be a misalignment between interest rates at the time of a refinancing and our expected revenue stream under a Ground Lease. Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Our level of debt following the Merger, the costs of our debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including, without limitation, the following:

●	our cash flow may be insufficient to meet our required principal and interest payments;
●	we may be unable to borrow additional funds as needed on favorable terms, or at all;
●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
●	increases in interest rates could materially increase our interest expense and adversely affect our growth by significantly increasing the costs of future investments;
●	we may be forced to dispose of one or more of our assets, possibly on disadvantageous terms;
●	restricting us from making strategic acquisitions, developing properties, or exploiting business opportunities;
●	our credit agreements prohibit us from paying distributions if there is a default thereunder, subject to limited exceptions relating to the maintenance of our REIT qualification;
●	the actions or omissions of our tenants over which we have no direct control, such as a failure to pay required taxes, may trigger an event of default under certain of our mortgages (refer to Note 9 to the consolidated financial statements);
●	our default under debt agreements could trigger cross-default or cross acceleration of our other debt;
●	exposing us to potential credit rating downgrades;
●	increasing our vulnerability to a downturn in general economic conditions; and
●	limiting our ability to react to changing market conditions in our industry.

Our failure to hedge interest rates effectively could materially and adversely affect us.

Subject to our qualification as a REIT, we seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting. Should we desire to terminate a hedging arrangement, we may incur significant costs. When a hedging arrangement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty maintains a specified credit rating. If the credit rating of a counterparty were downgraded and we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with acceptable credit rating, we would be in default under the loan and the lender could seize that property securing the loan through foreclosure.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ or co-venturers’ financial position and liquidity and disputes between us and our co-venturers.

We hold certain of our Ground Leases through ventures owned by us and a third party, and we may co-invest in the future with third parties through partnerships, joint ventures or other entities. Under our stockholder’s agreement with an institutional investor that invested in Old SAFE prior to Old SAFE’s initial public offering, we have agreed that it will have the right to participate as a co-investor in real estate investments for which we are seeking joint venture partners. In a joint venture, we may not be in a position to exercise sole decision-making authority regarding material decisions. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and they may have competing interests that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale. In addition, prior consent of our partners or co-venturers may be required for a sale or transfer to a third party of our interests in the partnership or joint venture, which would restrict our ability to dispose of our interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and create distractions for our executive officers and/or directors. In addition, we may in certain circumstances be liable for the actions of our partners or co-venturers. Our partnerships or joint ventures may be subject to debt and we could be forced to fund our partners’ or co-venturers’ share of such debt if they fail to make the required payments in order to preserve our investment.

Our depreciation expenses are expected to be limited for financial and tax reporting purposes, with the result that we will be highly dependent on external capital sources to fund our growth.

As an owner of land, we expect to record limited depreciation expenses for either financial reporting or tax reporting purposes. As a result, we will not have significant depreciation expenses that will reduce our net taxable income and the payment ratio of our distributions to our cash available for distribution to our shareholders or other metrics is likely to be higher than at many other REITs. This also means that we will be highly dependent on external capital sources to fund our growth. If capital markets are experiencing disruption or are otherwise unfavorable, we may not have access to capital on attractive terms, or at all, which could prevent us from achieving our investment objectives.

Our credit ratings will impact our borrowing costs and our access to debt capital markets.

Our borrowing costs on our credit facilities and our access to debt capital markets will depend significantly on our credit ratings, which are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors. Our unsecured corporate credit ratings from major national credit rating agencies are currently investment grade. However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics caused by our operating results or by actions that we take that may reduce our profitability or that require us to incur additional indebtedness. Any downgrade in our credit ratings will increase our borrowing costs under our credit facilities and could have a material adverse effect on our ability to raise capital in the debt capital markets, which could in turn have a material adverse effect on our business, liquidity and the market price of our common stock.

Risks Related to Our Organization and Structure

We are a holding company and will rely on funds from Portfolio Holdings to pay our obligations and distributions to our shareholders.

We conduct substantially all of our operations through Portfolio Holdings. As a holding company, claims of shareholders are structurally subordinated to all existing and future creditors and preferred equity holders of Portfolio Holdings and its subsidiaries. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of Portfolio Holdings or its subsidiaries, assets of Portfolio Holdings or the applicable subsidiary will be available to satisfy our claims to us as an equity owner therein only after all of their liabilities and preferred equity have been paid in full and only to the extent of the Portfolio Holdings’ interests in the subsidiaries.

Certain provisions of Maryland law and our organizational documents could inhibit changes in control of our company.

Certain provisions of Maryland law, including the Maryland General Corporation Law (the “MGCL”), and our organizational documents could inhibit changes in control of our company that might involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest, including, among others, the following:

●	Although our board of directors has by resolution exempted business combinations between us and any other person from the business combination provisions of the MGCL, and our bylaws exempt from the control share acquisition statute any and all acquisitions by any person of shares of our stock, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future;
●	Our ability as managing member of Portfolio Holdings to make certain amendments to the Portfolio Holdings LLCA is limited. See “Risks Related to Our Common Stock—The Portfolio Holdings LLCA contains provisions that may delay, defer or prevent a change in control;”

●	Our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series of our capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock; and
●	Our board of directors, without stockholder approval, has the power under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, our board of directors could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest.

These provisions may frustrate or prevent attempts by stockholders to cause a change in control of our company or to replace members of our board of directors.

Certain provisions of our organizational documents limit shareholder recourse and access to judicial fora.

Our charter limits the liability of our present and former directors and executive officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. The Portfolio Holdings LLCA also limits the liability of our directors, officers and others. Additionally, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any duty owed by us or by any director or officer or other employee to us or to our shareholders; (iii) any action asserting a claim against us or any director or officer or other employee arising pursuant to any provision of the MGCL or our charter or bylaws; or (iv) any action asserting a claim against us or any director or officer or other employee that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division. These provisions of our organizational documents may limit shareholder recourse for actions of our present and former directors and executive officers and limit their ability to obtain a judicial forum that they find favorable for disputes with our company or our directors, officers, employees, if any, or other shareholders.

Risks Related to Our Common Stock

Cash available for distribution may not be sufficient to make distributions to our shareholders at expected levels, or at all.

All future distributions will be made at the discretion of our board of directors and will depend on a number of factors, including our actual or anticipated results of operations, cash flows and financial position, our qualification as a REIT, restrictions in our financing agreements, economic and market conditions, applicable law, and other factors as our board of directors may deem relevant from time to time. Our credit agreements prohibit us from paying distributions if there is a default thereunder, subject to limited exceptions relating to the maintenance of our REIT qualification. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or borrow funds, issue equity or sell assets to pay for such distribution, or eliminate or otherwise reduce the amount of such distribution. Any distributions we make in the future could differ materially from our past distributions or current expectations. If we fail to meet the market’s expectations with regard to future operating results and cash distributions, the market price of our common stock could be adversely affected.

The availability of shares for future sale could adversely affect the market price of our common stock.

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price of our common stock. Under the terms of registration rights agreements, MSD Partners, L.P. (“MSD”), Star Holdings and SFTY Venture LLC each received rights to have shares of common stock issued from time to time registered for resale under the Securities Act. We may also issue shares of common stock in connection with future acquisitions. Issuances or resales of substantial amounts of shares of our common stock, or the perception that such issuances or resales might occur could adversely affect the market price of our common stock. This potential adverse effect may be increased by the large number of shares of our common stock that are or will be owned by

Star Holdings to the extent that it resells, or there is a perception that it may resell, a significant portion of its holdings. In addition, future issuances of shares of our common stock may be dilutive to holders of shares of our common stock and may reduce the market price of our common stock. Pursuant to agreements with us, each of MSD and SFTY Venture LLC have certain rights to maintain their percentage interest in us, but other existing shareholders have no preemptive rights.

Distributions to holders of Caret units will reduce distributions to us upon certain transactions, and sales of additional Caret units may dilute the economic interests of our common stockholders.

Caret units generally entitle holders to a share of the net proceeds from the disposition of Ground Lease Assets in excess of our investment basis in such assets. “Ground Lease Asset” means the fee or other interest in real property that is or (while Portfolio Holdings or we directly or indirectly owned all or a portion of such fee or other interest) was subject to a Ground Lease together with the lessor’s interest under such Ground Lease and, if applicable, the direct or indirect owner of all or part of a Ground Lease Asset, which, for the avoidance of doubt, only includes commercial Ground Lease Assets.

The number of authorized Caret units is currently fixed at 12,000,000 units. Issuances of additional shares of our common stock will reduce an individual stockholder’s indirect interest in Caret units, while the interests of Caret unit holders are subject to limited dilution. We have established an equity incentive plan (the “Plan”) providing for grants of Caret units to our directors, officers and employees and other eligible participants representing up to 1,500,000 Caret units, 1,496,982 of which are currently outstanding. In addition to the Caret units reserved for issuance under the Plan, we have sold or contracted to sell an aggregate of 259,642 Caret units to third-party investors, including affiliates of MSD and an entity affiliated with one of our independent directors. As a result, we currently own the remaining 82.2% of the outstanding Caret units. We may choose to issue new Caret units or sell outstanding Caret units to third parties in the future. Any such issuances or sales will not require approval from our common stockholders and would reduce our current percentage interest (and indirectly the interest of our common stockholders) in cash distributions in respect of Caret units. Moreover, the price at which additional Caret units are sold may not be commensurate to the cash distributions we or our common stockholders would have received if we had retained such Caret units.

In connection with the sale of 137,142 Caret units in February 2022 (28,571 of which were committed to be purchased at the time), we agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units, or securities into which they may be exchanged, prior to the second anniversary of such sales. There can be no assurances that we will be able to provide public market liquidity within such timeframe, or at all, and if we are unable to do so, such investors have a right to require us to redeem their 137,142 Caret units purchased in February 2022. Even if we are able to provide public market liquidity an active trading market may not develop, or be sustained, and the market price of such securities may be volatile. Additionally, in connection with the pursuit of public market liquidity, we may restructure the Caret units, or securities into which they may be exchanged.

Certain other changes to the Caret program in connection with the Merger could further impact the economic interests of our common stockholders, including the following:

●	A lease extension (other than in accordance with the original terms of a Ground Lease) or other “GL Material Change,” as defined in the Portfolio Holdings LLCA, will result in accelerating, not increasing, the amounts SAFE is entitled to on account of the GL units it owns;
●	Portfolio Holdings will have less discretion with respect to sales of Ground Lease Assets, as (i) it may be obligated to sell Ground Lease Assets (thereby triggering a distribution to holders of Caret units and GL units) upon any Ground Lease expiration or termination, not just those related to tenant defaults, as well as upon SAFE’s receipt of all amounts it is entitled to after a lease extension or other GL Material Change, and (ii) it will be required to sell either to an affiliate via an arm’s length marketed process (and, following specified liquidity transactions, as agreed by a majority of a committee of independent directors) or to an unaffiliated third party;
●	Under the recently amended Caret program, SAFE, as owner of the GL units, will no longer have a redemption right with respect to GL units; and
●	Caret distributions are not reduced for interest and principal repayment obligations of indebtedness (other than certain debt defined in the Portfolio Holdings LLCA as a “Caret Financing”). Therefore, cash available for distribution to GL unit holders will be reduced by all payments with respect to debt by Portfolio Holdings.

Thus, holders of our common stock bear the risk that Caret units will dilute their economic interests and other attributes of ownership in us and may materially and adversely affect the market price of shares of our common stock.

The changes to the Caret program in connection with the Merger may fail to improve the recognition of SAFE’s two distinct components of value by market participants.

The Caret program was designed to recognize the two distinct components of value in SAFE’s Ground Lease portfolio: the “bond component,” which consists of the bond-like income stream SAFE receives from contractual rent payments under its Ground Leases and the return of invested capital, and the “Caret component,” which consists of the unrealized capital appreciation above SAFE’s investment basis in its Ground Leases due to SAFE’s ownership of the land and improvements at the end of the term of the applicable Ground Lease. While the changes to the Caret program in connection with the Merger were intended to improve the recognition of these two components, particularly the Caret component, by market participants, there can be no assurances that this will happen or that such recognition will be accretive to the market price of shares of our common stock.

The terms of Caret units could result in conflicts of interest between holders of our common stock and holders of Caret units. Our management’s ownership of Caret units creates potential conflicts of interest.

Given the disparate economic rights belonging to holders of Caret units in Portfolio Holdings and holders of GL units in Portfolio Holdings with respect to ground lease assets owned directly or indirectly by Portfolio Holdings, there are inherent conflicts of interest between such groups and, accordingly, between holders of Caret units, which includes members of our management, and holders of our common stock due to our ownership of all outstanding GL units but not all outstanding Caret units. Such conflicts may arise with respect to investment, management, capital and operating decisions, including:

●	whether to invest in ground leases that hold greater potential for future distributions to Caret unit holders versus current distributions to GL units and therefore common stockholders;
●	whether to extend, sell, hold or refinance a ground lease asset in the future;
●	whether to issue new shares of common stock; and
●	whether to issue or sell additional Caret units.

While our management and its board of directors may consider our interest as a Caret unit holder, neither is obligated to separately consider the interests of Caret unit holders when making such decisions. Our board of directors intends to exercise its judgment from time to time, depending on the circumstances, as it believes the advantage of retaining flexibility in determining how to fulfill its responsibilities in any such circumstances as they may arise outweigh any perceived advantages of adopting additional specific procedures.

Additionally, our management’s ownership of Caret units creates potential conflicts of interest. Pursuant to the Plan, 1,500,000 Caret units were reserved for grants of performance-based awards under the Plan to Plan participants, including certain of our executives. Initial grants under the Plan were subject to vesting based on time-based service conditions and hurdles relating to our common stock price, all of which were satisfied as of December 31, 2023. In connection with the Merger, certain officers entered into re-vesting agreements pursuant to which they have agreed to subject a portion of their otherwise vested Caret units to additional vesting conditions which will be satisfied on the second anniversary of the closing date of the Merger. Additionally, immediately following the Merger, 76,801 Caret units were awarded to executive officers and other employees that are subject to cliff vesting on the fourth anniversary of their grant date if our common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days during that four year period.

As a result, as of December 31, 2023, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 12.50% of the authorized Caret units, including 6.13% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer. This creates potential conflicts of interest when management is faced with decisions that could have different implications for holders of Caret units and holders of our common stock, as management may be incentivized to make decisions that benefit holders of Caret units as opposed to holders of our common stock.

The Portfolio Holdings LLCA sets forth certain limitations on our ability to make changes to such agreement that could be beneficial to us and our stockholders without the consent of certain of the Caret unitholders.

The Portfolio Holdings LLCA sets forth certain limitations on our ability to make changes to such agreement that could be beneficial to us and our common stockholders. Subject to certain agreed exceptions, any material amendment adverse to the interest of Caret unit holders with respect to: (i) capital contributions, (ii) the designation and number of membership interests in Portfolio Holdings, (iii) economics, (iv) restrictions on the authority of Portfolio Holdings’ managing member, us, (v) certain decisions with respect to Ground Leases and the fee or other interest in real property subject to a Ground Lease, (vi) our commitment that, subject to certain exceptions, all commercial Ground Leases, including any improvements built thereon, that are directly or indirectly owned by us must be owned through Portfolio Holdings, (vii) the use of proceeds from the issuance of Caret units by Portfolio Holdings or Caret Financings, (viii) drag-along rights, or (ix) amendments to the Portfolio Holdings LLCA, as well as any definitions related to such matters, will require the consent of (1) prior to a Liquidity Transaction (as defined in the Portfolio Holdings LLCA), a majority of Caret unit holders other than us and persons employed by us or any of our subsidiaries (“Outside Unitholders”) and (2) following a Liquidity Transaction, the majority of the members of a committee of independent directors and, for certain amendments, Outside Unitholders holding a majority of Caret units held by Outside Unitholders. This provision in the Portfolio Holdings LLCA could delay or impede any proposed amendment to the Portfolio Holdings LLCA that might be beneficial to us or our common stockholders, unless such amendment is approved by the Outside Unitholders.

The Portfolio Holdings LLCA contains provisions that may delay, defer or prevent a change in control.

The Portfolio Holdings LLCA contains provisions, including limitations on our authority to amend the agreement by granting certain approval rights to holders of Caret units, that may delay, defer or prevent a change in control. Under the terms of the Portfolio Holdings LLCA, we will have the sole discretion, prior to a specified liquidity transactions, to acquire all Caret units to consummate a change of control in us or the sale of our ground lease business. However, we will not have such drag-along right after a liquidity transaction. The Portfolio Holdings LLCA further provides that prior to specified liquidity transactions, any amendment or modification of the terms of our drag-along right will require the consent of Caret unit holders (other than us or any person that is employed by us or our subsidiaries) holding a majority of Caret units held by such persons. The absence of the drag-along right after a liquidity transaction could make us a less attractive target for acquisition and therefore delay, deter or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interests of our common stockholders.

Future issuances of debt or preferred equity securities could adversely affect our common shareholders and result in conflicts of interest.

We may issue additional debt or equity securities in the future. Upon liquidation, holders of our debt and preferred stock will receive a distribution of our available assets before holders of our common stock. Our preferred stock, if issued, would also likely have a preference on periodic dividends, which could limit our ability to make distributions to holders of shares of our common stock. We cannot predict or estimate the amount, timing, nature or impact of our future capital raising efforts. Thus, holders of shares of our common stock bear the risk that our future issuances or sales of  debt or equity securities or our incurrence of other borrowings may materially and adversely affect the market price of shares of our common stock and may result in conflicts of interest.

Risks Related to Our Recent Merger

We have and may continue to incur substantial expenses related to the Merger and related transactions.

While we have incurred certain transaction and internalization expenses, there are a number of factors beyond our control that could affect the total amount or the timing of expenses related to the Merger. Following the Merger, we may be unable to realize the anticipated synergies and related benefits of the Merger or do so within the anticipated time frame.

We must devote significant management attention and resources to managing the combined company as a single, internalized enterprise and ensuring that we are fulfilling its obligations under the Star Holdings management agreement. Potential difficulties we may encounter include the following:

●	The inability to successfully combine iStar Inc. and Safehold businesses in a manner that permits us to achieve the future cost savings that were anticipated to result from the Merger, which would result in some anticipated benefits of the Merger not being realized in the time frame currently anticipated, or at all;

●	potential unknown liabilities and unforeseen increased expenses resulting from the Merger and Spin-Off; and
●	performance shortfalls as a result of the diversion of management’s attention caused by managing Star Holdings.

For all these reasons, you should be aware that it is possible that we may be adversely affected by the business and financial results of distractions of our management, the disruption of our ongoing business and/or unanticipated costs and expenses or the failure to realize anticipated future cost savings.

Our future operating results will suffer if we do not effectively manage our operations following the Merger.

Following the Merger, we may continue to expand its operations through additional acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, which may pose substantial challenges for us to integrate new operations into its existing business in an efficient and timely manner, and to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. We cannot assure you that its expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Following the Merger and the Spin-Off, the Company may not continue to pay dividends at or above the rate previously paid by us or Old SAFE.

Following the Merger and the Spin-Off, the stockholders of the Company may not receive dividends at the same rate that they did as stockholders of Old SAFE of the Company prior to the Merger and the Spin-Off for various reasons, including the following:

•	the Company may not have enough cash to pay such dividends due to changes in the Company’s cash requirements, capital spending plans, cash flow or financial position;

•

decisions on whether, when and in what amounts to pay any future dividends will remain at all times entirely at the discretion of our board of directors, which reserves the right to change the Company’s dividend practices at any time and for any reason, subject to applicable REIT requirements; and

•

the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Stockholders of the Company have no contractual or other legal right to dividends that have not been declared by our board of directors.

Tax Risks Related to Ownership of Our Shares

Our failure to remain qualified as a REIT would subject us to taxes, which would reduce the amount of cash available for distribution to our shareholders.

We believe we have been organized and operated and intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1998. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions and Treasury Regulations promulgated thereunder for which there are limited judicial and administrative interpretations. The complexity of these provisions and of applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through entities treated as partnerships for U.S. federal income tax purposes. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy these asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. In connection with such requirements, for so long as any stockholders, either individually or together in the aggregate, hold 10% or more of the shares of our common stock, we will be deemed to own any tenant in which such stockholder or such stockholders together own, at any time during a taxable year, a 10% or greater interest, applying certain constructive ownership rules, which could cause us to receive rental income from a related party tenant. We have put in place procedures to diligence whether we will directly or indirectly receive rental income of a related party tenant. However, due to the broad nature of the attribution rules of the Code, we cannot be certain that in all cases we will be able to timely determine whether we are receiving related party rental income in an amount that would cause us to fail the REIT gross income tests. To the extent we fail to satisfy a REIT gross income test as a result of receiving related party tenant income we could fail to qualify as a REIT or be subject to a penalty tax which could be significant in amount. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe we have been organized and operated and intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will continue to so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire or services that we can directly provide to our tenants in the future.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at the regular corporate rate, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our shareholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our shareholders.

The REIT distribution requirements could require us to borrow funds or take other actions that may be disadvantageous to our shareholders.

In order to qualify as a REIT, we must distribute to our shareholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net taxable income to our shareholders in a manner intended to satisfy the REIT 90% distribution requirement and to eliminate U.S. federal income tax and the 4% nondeductible excise tax.

Our taxable income may exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may incur nondeductible capital expenditures or be required to make debt or amortization payments. Also, certain Ground Lease transactions we enter into may be determined to have a financing component, which may result in a timing difference between the receipt of cash and the recognition of income for U.S. federal income tax purposes. In addition, we may be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and we may incur U.S. federal income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to shareholders in that year. In that event, we may be required to use cash reserves, incur debt, issue equity or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to eliminate U.S. federal income tax and the 4% nondeductible excise tax in that year.

Even if we qualify as a REIT, we may incur tax liabilities that reduce our cash flow.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable C corporations, including TRSs. Such subsidiary corporations will be subject to U.S. federal, state and local corporate income taxes, including potential penalty taxes, which would decrease the cash available for distribution to our shareholders.

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF 2.0”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF 2.0 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	the use of external service providers to assess, test or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training of our employees, incident response personnel, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Head of IT, internal technology staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including the Head of Risk Management and Chief Legal Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.   Properties

Our principal executive offices are located at 1114 Avenue of the Americas, New York, New York, 10036. See Item 8—Financial Statements and Supplementary Data—Schedule III for a listing of properties held by us for investment purposes.

Item 3.   Legal Proceedings

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

PART II

Item 5.   Market for Registrant’s Equity and Related Stock Matters

Our common stock trades on the NYSE under the symbol "SAFE." Computershare is the transfer agent and registrar for our common stock. We had 1,615 holders of record of common stock as of February 9, 2024. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.

Unregistered Sales of Equity Securities

We did not have any sales of unregistered shares of our common stock during the three months ended December 31, 2023.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended December 31, 2023.

Item 6.   RESERVED

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion related to the results of operations and changes in financial condition for 2022 compared to 2021 is included in Part II, Item 7 of Old SAFE’s Annual Report on Form 10-K for the year ended December 31, 2022. These historical financial statements may not be indicative of our future performance.

Merger Transaction

On August 10, 2022, Safehold Inc. (“Old SAFE”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iStar Inc. (“iStar”), and on March 31, 2023, the Merger was completed in accordance with the terms of the Merger Agreement. For accounting purposes, the Merger was accounted for as a business combination using the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and treated as a “reverse acquisition” in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. The Company considered the following relevant facts for this determination:

●	At the time of the Merger closing, Old SAFE shareholders, excluding the Old SAFE shares held directly by iStar, members of iStar management and Star Holdings, controlled a majority of the voting interests in the Company and the combined company operates under the name “Safehold Inc.;”
●	The composition of the combined company’s board of directors, which includes three directors from Old SAFE, two directors from iStar, and two management members of both Old SAFE and iStar;
●	Old SAFE was the larger entity by size when comparing the key metrics of total assets, total revenue and net income (loss) from continuing operations and allocable to common shareholders; and
●	Substantially all of the assets and liabilities of the Company consist of the historical assets and liabilities of Old SAFE, and the go-forward business plan of the Company is to conduct the Ground Lease business conducted by Old SAFE prior to the Merger.

As a result, the historical financial statements of Old SAFE became the historical financial statements of Safehold Inc. Unless the context otherwise requires, references to “iStar” refer to iStar prior to the Merger, and references to “we,” “our” and “the Company” refer to the business and operations of Old SAFE and its consolidated subsidiaries prior to the Merger and to Safehold Inc. (formerly known as iStar Inc.) and its consolidated subsidiaries following the consummation of the Merger. Periods presented prior to the Merger date of March 31, 2023 reflect the operations of Old SAFE and periods presented as of December 31, 2023 represent the financial statement of the Company.

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

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of December 31, 2023, the percentage breakdown of the gross book value of our portfolio was 42% office, 38% multi-family, 11% hotels, 6% life science and 3% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

Many of our Ground Leases have CPI lookbacks, generally starting between years 11 and 21 of the lease term, to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. In 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. Since then the Federal Reserve has raised interest rates multiple times and it has stated that it could raise rates again. Any increase in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market. An increase in interest rates could also increase the leasehold financing costs of our Ground Lease tenants and their ability to obtain leasehold financing.

The COVID-19 pandemic is not currently materially impacting our new investment activity, but we continue to monitor its potential impact, which could slow new investment activity because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. In addition, following the onset of the COVID-19 pandemic, the U.S. office sector has been adversely affected by office vacancies, the rise in interest rates and a decline in market liquidity, all of which could negatively impact our tenants, Ground Rent Coverages and estimated Combined Property Values. Moreover, certain office assets currently have material vacancies. If our Ground Lease tenants at such assets fail to re-tenant the building such Ground Leases may default and we may suffer losses. The rise in interest rates and increased investment spreads to treasury bonds in the Ground Lease market may attract new competitors, which may result in higher costs for properties, lower returns and impact our ability to grow. See the "Risk Factors" section of this 10-K for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic and certain potential risks to our business related to competition and industry concentrations.

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of December 31, 2023, our estimated portfolio Ground Rent Coverage was 3.6x (see the "Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect" in this Form 10-K for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of December 31, 2023 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	5.7%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	4.9%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	4.7%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	3.9%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	3.5%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.4%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	3.1%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.4%
100 Cambridgeside	Mixed Use and Other	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.3%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	2.3%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 7 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by top 10 markets and property type  as of December 31, 2023, excluding unfunded commitments:

% of Gross
Market	Book Value
Manhattan(1)	23%
Washington, DC	11
Boston	8
Los Angeles	7
San Francisco	4
Denver	4
Honolulu	4
Nashville	4
Miami	3
Atlanta	3
(1)	Total New York MSA including areas outside of Manhattan makes up 29% of gross book value.

% of Gross
Property Type	Book Value
Office	42%
Multifamily	38
Hotel	11
Life Science	6
Mixed Use and Other	3

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of December 31, 2023, we had $115.0 million of such commitments, excluding commitments to be funded by noncontrolling interests.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 14 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of December 31, 2023, we had an aggregate $283.1 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Through the Leasehold Loan Fund, we also fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of December 31, 2023, we had $111.1 million of such commitments.

Results of Operations for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

	For the Years Ended December 31,
	2023	2022	$ Change

	(in thousands)
Interest income from sales-type leases	$235,503	$202,258	$33,245
Operating lease income	71,287	66,817	4,470
Interest income - related party	7,143	—	7,143
Other income	38,645	1,238	37,407
Total revenues	352,578	270,313	82,265
Interest expense	181,011	128,969	52,042
Real estate expense	4,653	3,110	1,543
Depreciation and amortization	9,936	9,613	323
General and administrative(1)	68,569	38,614	29,955
Impairment of goodwill	145,365	—	145,365
Provision for credit losses	2,704	—	2,704
Other expense	17,862	10,189	7,673
Total costs and expenses	430,100	190,495	239,605
Gain on sale of Ground Leases	447	55,811	(55,364)
Earnings from equity method investments	24,229	9,055	15,174
Net income (loss) before income taxes	(52,846)	144,684	(197,530)
Income tax expense	(1,719)	—	(1,719)
Net income (loss)	$(54,565)	$144,684	$(199,249)
(1)	For the year ended December 31, 2023, general and administrative was partially offset by $19.4 million of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

Interest income from sales-type leases increased to $235.5 million for the year ended December 31, 2023 from $202.3 million for the year ended December 31, 2022. The increase was due primarily to the origination of new Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income increased to $71.3 million during the year ended December 31, 2023 from $66.8 million for the year ended December 31, 2022. The increase was due primarily to a $3.1 million increase in percentage rent, which was primarily attributable to our Park Hotels Portfolio for which we recognized no percentage rent in 2022, and an increase in recovery income in 2023.

Interest income – related party was $7.1 million for the year ended December 31, 2023 and relates to the Star Holdings Term Loan Facility.

Other income for the year ended December 31, 2023 primarily includes $19.4 million of management fees from Star Holdings and $15.2 million of income due to a hedge forecasted for permanent debt that did not occur. Other income for the years ended December 31, 2023 and 2022 includes $0.5 million and $0.4 million, respectively, of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the years ended December 31, 2023 and 2022 also includes $3.3 million and $0.8 million, respectively, of other ancillary income from our investments and interest income earned on our cash balances.

During the year ended December 31, 2023, we incurred interest expense from our debt obligations of $181.0 million compared to $129.0 million during the year ended December 31, 2022. The increase in 2023 was primarily the result of issuances of unsecured notes to fund our growing portfolio of Ground Leases and additional borrowings on our 2021 Unsecured Revolver, which also accrued interest at higher rates in 2023 due to an increase in base interest rates.

Real estate expense during the years ended December 31, 2023 and 2022 was $4.7 million and $3.1 million, respectively, and consisted primarily of the amortization of an operating lease right-of-use asset, property taxes, legal fees, property appraisal fees and insurance expense. In addition, during the years ended December 31, 2023 and 2022, we also recorded $0.5 million and $0.4 million, respectively, of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The increase in 2023 was primarily the result of an increase in recoverable property expenses.

Depreciation and amortization was $9.9 million and $9.6 million during the years ended December 31, 2023 and 2022, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets, and beginning in the second quarter of 2023, depreciation on corporate fixed assets acquired in the Merger. The increase in 2023 was due primarily to the depreciation on corporate fixed assets acquired in the Merger.

Subsequent to the Merger closing on March 31, 2023, general and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. Prior to the Merger closing, general and administrative expenses included management fees, an allocation of expenses to us from our Former Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Years Ended
	December 31,
	2023	2022
Public company and other costs(1)	$37,015	$4,316
Stock-based compensation(2)	23,230	1,546
Management fees(3)	5,199	20,252
Expense reimbursements to the Former Manager(3)	3,125	12,500
Total general and administrative expenses(4)	$68,569	$38,614
(1)	For the year ended December 31, 2023, public company and other costs primarily includes compensation, occupancy, audit, legal, insurance and other office related costs.
(2)	For the year ended December 31, 2023, $4.7 million relates to the accelerated vesting of iStar’s equity-based compensation plans in connection with the Merger.
(3)	Refer to Note 14 to the consolidated financial statements.
(4)	For the year ended December 31, 2023, general and administrative expenses were partially offset by $19.4 million of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the year ended December 31, 2023, we recorded a full impairment of the goodwill that was recognized as a result of the Merger (refer to Note 3 to the consolidated financial statements).

During the year ended December 31, 2023, we recorded a provision for credit losses of $2.7 million. The provision was primarily the result of the adoption of a new accounting standard (refer to Note 3 to the consolidated financial statements) in 2023, which resulted in a $2.4 million provision on our loan receivable, net – related party.

During the year ended December 31, 2023, other expense consists primarily of legal and consulting costs, transfer taxes associated with the Merger (refer to Note 1 to the consolidated financial statements) and $1.9 million from the derecognition of previously-capitalized deal structuring costs. During the year ended December 31, 2022, other expense consists primarily of legal costs associated with our Merger with iStar (refer to Note 1 to the consolidated financial statements) as well as fees related to our Caret units program, unsuccessful pursuit costs and fees related to our derivative transactions.

During the year ended December 31, 2023, we sold a Ground Lease to a third-party for $4.2 million and recognized a gain on sale of Ground Leases of $0.4 million. During the year ended December 31, 2022, we sold a Ground Lease to a third-party for $136.0 million and recognized a gain on sale of Ground Leases of $55.8 million, or $46.3 million net of amounts attributable to noncontrolling interests and redeemable noncontrolling interests.

During the year ended December 31, 2023, earnings from equity method investments (refer to Note 7 to the consolidated financial statements) resulted from our $3.5 million share of income from our 425 Park Avenue venture, our $5.7 million share of income from our 32 Old Slip venture, our $5.4 million share of income from the Ground Lease Plus Fund and our $9.6 million share of income from the Leasehold Loan Fund. During the year ended December 31, 2022, earnings from equity method investments resulted from our $3.4 million pro rata share of income from the 425 Park Avenue venture and our $5.7 million pro rata share of income from our 32 Old Slip venture.

During the year ended December 31, 2023, we recorded income tax expense of $1.7 million. The income tax expense was primarily the result of current federal and state income tax expense in the amount of $3.1 million, which was partially offset by a deferred tax benefit in the amount of $1.3 million with respect to our TRS. In addition, we recorded other state and local income taxes in the amount of $0.7 million during the year ended December 31, 2023.

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

In the first quarter 2021, we entered into an unsecured revolver (refer to Note 9 to the consolidated financial statements) with a total capacity of $1.35 billion (the “2021 Unsecured Revolver”). In the second quarter 2021, the fourth quarter 2021, the first quarter 2022 and the second quarter 2022, we issued four tranches of unsecured notes with varying fixed-rates and maturities ranging from June 2031 to May 2052 (collectively the “Notes”).  Our most recent issuance in May 2022 features a stairstep coupon structure (refer to Note 9 to the consolidated financial statements) that is unique in the unsecured and investment-grade market and will benefit key cash flow metrics.  In January 2023, we closed on a new $500 million unsecured revolving credit facility (the “2023 Unsecured Revolver”). The 2023 Unsecured Revolver has a current borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.90%, with a maturity of July 31, 2025. We also amended our 2021 Unsecured Revolver (refer to Note 9 to the consolidated financial statements) primarily to transition from LIBOR to Adjusted SOFR, as defined in the applicable agreement.

In April 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $300.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs, and our determinations of the appropriate sources of funding. As of December 31, 2023, we had not sold any shares under the ATM.

In August 2023, we sold 6,500,000 shares of our common stock in a public offering for gross proceeds of $139.1 million. Concurrently with the public offering, we sold $12.8 million in shares, or 599,983 shares, of our common stock to affiliates of MSD Partners in a private placement.

As of December 31, 2023, we had $19 million of unrestricted cash and an aggregate $733 million of undrawn capacity on our 2021 Unsecured Revolver and 2023 Unsecured Revolver. We refer to this unrestricted cash and additional borrowing capacity on our 2021 Unsecured Revolver and 2023 Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

We expect our short-term liquidity requirements to include debt service on our debt obligations (refer to Note 9 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease investments. We expect our long-term liquidity requirements to include debt service on our debt obligations (refer to Note 9 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease investments (including in respect of unfunded commitments – refer to Note 10 to the consolidated financial statements) and debt maturities. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, funds from our joint venture partners, unused borrowing capacity under our 2021 Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement), our 2023 Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances. We expect that we will be able to meet our liquidity requirements over the next 12 months and beyond.

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Years Ended
	December 31,
	2023	2022	Change
Cash flows provided by operating activities	$15,391	$64,852	$(49,461)
Cash flows used in investing activities	(576,572)	(1,145,953)	569,381
Cash flows provided by financing activities	559,531	1,090,975	(531,444)

The decrease in cash flows provided by operating activities during 2023 was primarily due to costs incurred in connection with the Merger and increased costs on our debt obligations in 2023 due to an increase in borrowings and interest rates, which were partially offset by an increase in percentage rent and rents collected in 2023 from new originations and acquisitions of Ground Leases throughout 2022 and 2023. The decrease in cash flows used in investing activities during 2023 was due primarily to a decrease in new originations and acquisitions of Ground Leases, which was partially offset by the origination of the Star Holdings Term Loan Facility, consideration paid in connection with the Merger and an increase in contributions to equity method investments. The decrease in cash flows provided by financing activities during 2023 was due primarily to the issuance of common stock in 2022 and the issuance of unsecured debt to fund our growing Ground Lease portfolio in 2022, which was partially offset by the issuance of common stock in 2023 and contributions from noncontrolling interests in 2023.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by our real estate and Ground Leases. As of December 31, 2023, our mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

Unsecured Notes—In May 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as issuer) and the Company (as guarantor), issued $400.0 million aggregate principal amount of 2.80% senior notes due June 2031 (the “2.80% Notes”). The 2.80% Notes were issued at 99.127% of par. We may redeem the 2.80% Notes in whole at any time or in part from time to time prior to March 15, 2031, at our option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2.80% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 2.80% Notes are redeemed on or after March 15, 2031, the redemption price will be equal to 100% of the principal amount of the 2.80% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

In November 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as issuer) and us (as guarantor), issued $350.0 million aggregate principal amount of 2.85% senior notes due January 2032 (the “2.85% Notes”). The 2.85% Notes were issued at 99.123% of par. We may redeem the 2.85% Notes in whole at any time or in part from time to time prior to October 15, 2031, at our option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2.85% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 2.85% Notes are redeemed on or after October 15, 2031, the redemption price will be equal to 100% of the principal amount of the 2.85% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

In January 2022, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as issuer) and us (as guarantor), issued $475.0 million aggregate principal amount of privately-placed 3.98% senior notes due February 2052 (the “3.98% Notes”). Safehold Operating Partnership LP elected to draw these funds in March 2022. We may, at our option, prepay at any time all, or from time to time any part of, the 3.98% Notes, in an amount not less than 5% of the aggregate principal amount of the 3.98% Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the applicable make-whole amount calculated in accordance with the indenture, for such tranche determined for the prepayment date with respect to such principal amount; provided, that, so long as no default or event of default shall then exist, at any time on or after November 15, 2051, we may, at our option, prepay all or any part of the 3.98% Notes at 100% of the principal amount so prepaid, together with, in each case, accrued interest to the prepayment date, without any make-whole amount.

In May 2022, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as issuer) and us (as guarantor), issued $150.0 million aggregate principal amount of privately-placed 5.15% senior notes due May 2052 (the “5.15% Notes”).  The structure of the 5.15% Notes features a stairstep coupon rate in which we will pay cash interest at a rate of 2.50% in years 1 through 10, 3.75% in years 11 through 20, and 5.15% in years 21 through 30. The difference between the 5.15% stated rate and the cash interest rate will accrue in each semi-annual payment period and be paid in kind by adding such accrued interest to the outstanding principal balance, to be repaid at maturity in May 2052. We may, at our option, prepay at any time all, or from time to time any part of, the 5.15% Notes, in an amount not less than 5% of the aggregate principal amount of the 5.15% Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the applicable make-whole amount calculated in accordance with the indenture; provided, that, so long as no default or event of default shall then exist, at any time on or after February 13, 2052, we may, at our option, prepay all or any part of the 5.15% Notes at 100% of the principal amount so prepaid, together with, in each case, accrued interest to the prepayment date, without any make-whole amount.

2021 Unsecured Revolver—In March 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as borrower) and us (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “2021 Unsecured Revolver”). In December 2021, we obtained additional lender commitments increasing the maximum availability to $1.35 billion. The 2021 Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by us, subject to certain conditions, and accrued interest at an annual rate of applicable LIBOR plus 0.90%, subject to our credit ratings. The Company also pays a facility fee of 0.10%, subject to our credit ratings. In January 2023, we amended the 2021 Unsecured Revolver primarily to transition from LIBOR to Adjusted SOFR, as defined in the applicable agreement. As of December 31, 2023, there was $233.0 million of undrawn capacity on the 2021 Unsecured Revolver.

2023 Unsecured Revolver—In January 2023, Portfolio Holdings, then known as Safehold Operating Partnership LP (as borrower) and us (as guarantor) closed on a new $500 million unsecured revolving credit facility (the “2023 Unsecured Revolver”). The 2023 Unsecured Revolver has a current borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.90%, subject to our credit ratings, with a maturity of July 31, 2025. As of December 31, 2023, there was $500.0 million of undrawn capacity on the 2023 Unsecured Revolver.

Trust Preferred Securities—We assumed trust preferred securities from iStar in connection with Merger. The trust preferred securities bear interest at three-month Adjusted Term SOFR plus 1.50% and mature in October 2035.

Debt Covenants—We are subject to financial covenants under the 2021 Unsecured Revolver and the 2023 Unsecured Revolver, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2021 Unsecured Revolver and the 2023 Unsecured Revolver, as applicable. In addition, the 2021 Unsecured Revolver and the 2023 Unsecured Revolver contain customary affirmative and negative covenants. Among other things, these covenants may restrict our or certain of our subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. Our 2.80% Notes, 2.85% Notes, 3.98% Notes and 5.15% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. Our 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or our existing or future material credit facilities, including the 2021 Unsecured Revolver and 2023 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. Our mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2023, we were in compliance with all of our financial covenants.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. We and Portfolio Holdings have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of Portfolio Holdings, which will be fully and unconditionally guaranteed by us. As of December 31, 2023, Portfolio Holdings had issued and outstanding the Notes, which were registered on a Form S-3 filed by Old SAFE and Portfolio Holdings (then known as Safehold Operating Partnership LP). The obligations of Portfolio Holdings to pay principal, premiums, if any, and interest on the Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and Portfolio Holdings is a consolidated subsidiary of ours.

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

Critical Accounting Estimates

Allowance for credit losses on net investment in sales-type leases, Ground Lease receivables and loan receivable – related party— Effective January 1, 2023, upon the adoption of ASU 2016-13, we implemented procedures to estimate our allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, using a quantitative analysis to estimate expected loss rates for our portfolio of net investment in sales-type leases and Ground Lease receivables. ASU 2016-13 replaced the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses over the life of the investment and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We analyze historical data provided by Trepp (“Trepp”) for single asset borrower loans and considers comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics. We update our analysis for current market conditions and reasonable and supportable forecasts of unemployment rates to develop an estimate of credit losses. We analyze our portfolio of Ground Leases in two categories, based on whether the underlying property is a stabilized property or a development project. Our development properties are assigned a higher loss rate due to the higher inherent risk of deals under construction.

We perform a quarterly analysis of our loan receivable – related party that incorporates management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. We estimate our Expected Loss on our loans receivable (including unfunded commitments) based on relevant information including current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of our Expected Loss requires significant judgment. We calculated our Expected Loss through the use of third-party market data that provided current and future economic conditions that may impact the performance of the commercial real estate assets securing our investments.

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

Impairments—We review real estate assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) are less than its carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets, if any, are recorded in "Impairment of assets" in our consolidated statements of operations.

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

During the third quarter of 2023, we experienced a precipitous and sustained decline in the price per share of our common stock, which we identified as an indicator of goodwill impairment. As a result, we performed an interim goodwill evaluation. We determined that our current operations are carried out through a single reporting unit with a carrying value of approximately $2.4 billion. Our estimated fair value was determined to be our market capitalization adjusted for a control premium estimated by us representing an amount a market participant would pay to obtain a controlling interest in us. We determined that our carrying value exceeded our estimated fair value and therefore recorded an impairment of goodwill. We recorded a $145.4 million full impairment of the goodwill recognized as a result of the Merger, which is recorded as a non-cash charge in “Impairment of goodwill” in our consolidated statements of operations. We do not expect goodwill to have any tax impact on our financial statements.

For a discussion of other critical accounting policies, refer to Note 3 to the consolidated financial statements.

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

Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into hedging instruments such as interest rate swap agreements and interest rate cap agreements in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2023, we had $2.9 billion principal amount of fixed-rate debt outstanding and $1.2 billion principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)(1)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$6,526
-50 Basis Points	3,263
-10 Basis Points	653
Base Interest Rate	—
+10 Basis Points	(653)
+ 50 Basis Points	(3,263)
+100 Basis Points	(6,526)

(1)	The table above includes the effect of interest rate swaps and our share of the impact of floating-rate loans in our Leasehold Loan Fund.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	44
Financial Statements:
Consolidated Balance Sheets as of December 31, 2023 and 2022	47
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021	48
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021	49
Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021	50
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	51
Notes to Consolidated Financial Statements	53
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2023 with reconciliations for the years ended December 31, 2023, 2022 and 2021	87

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safehold Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Merger Transaction — Refer to Note 1 and 3 to the financial statements

Critical Audit Matter Description

On March 31, 2023, Safehold Inc. (“Old SAFE”) merged with and into iStar Inc. (“iStar), at which time Old SAFE ceased to exist and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” (the “Merger”). For accounting purposes, the Merger was accounted for as a business combination using the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations and treated as a reverse acquisition in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. A key accounting judgment in evaluating the Merger transaction is the determination of accounting acquirer. Given the complexity of evaluating the applicable accounting guidance, this aspect of the accounting for the Merger required especially subjective auditor judgment and an increased extent of effort.

The Company recognized and measured identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the Company’s consolidated balance sheets, and the difference between the purchase consideration and the fair value of identifiable net assets acquired is either recorded as goodwill or bargain purchase. The determination of fair value of each asset acquired and liability assumed by management requires judgment and is based on estimated cash flow projections that utilize available market information, including discount rates and capitalization rates. Performing audit procedures to evaluate the reasonableness of such assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to our evaluation of the Company’s determination of the accounting acquirer and the fair value of the assets acquired and liabilities assumed in the Merger included the following, among others:

●	We tested the effectiveness of the Company’s controls over the accounting for the Merger which included testing of management’s controls related to the conclusion on the accounting acquirer and related to the management’s engagement and review of the fair values of the assets acquired and liabilities assumed.

●	With the assistance of professionals in our firm having expertise in the accounting for business combinations, we evaluated management’s conclusion on the determination of accounting acquirer.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) significant inputs such and discount rate and capitalization rate.

●	With the assistance of our fair value specialists, we also tested the mathematical accuracy of the Company’s valuation models.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 13, 2024

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Safehold Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 13, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 13, 2024

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands, except per share data)

	As of December 31,
	2023	2022
ASSETS
Net investment in sales-type leases ($465 and $0 of allowances as of December 31, 2023 and 2022, respectively)	$3,255,195	$3,106,599
Ground Lease receivables, net ($369 and $0 of allowances as of December 31, 2023 and 2022, respectively)	1,622,298	1,374,716
Real estate
Real estate, at cost	744,337	740,971
Less: accumulated depreciation	(40,400)	(34,371)
Real estate, net	703,937	706,600
Real estate-related intangible assets, net	211,113	217,795
Real estate available and held for sale	9,711	—
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	924,761	924,395
Loans receivable, net - related party ($2,429 of allowances as of December 31, 2023)	112,111	—
Equity investments	310,320	180,388
Cash and cash equivalents	18,761	20,066
Restricted cash	27,979	28,324
Deferred tax asset, net	7,619	—
Deferred operating lease income receivable	180,032	148,870
Deferred expenses and other assets, net(2)	89,238	67,564
Total assets	$6,548,314	$5,850,922
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(3)	$134,518	$100,357
Real estate-related intangible liabilities, net	63,755	64,591
Debt obligations, net	4,054,365	3,521,359
Total liabilities	4,252,638	3,686,307
Commitments and contingencies (refer to Note 10)
Redeemable noncontrolling interests (refer to Note 3)	19,011	19,011
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 71,077 and 62,397 shares issued and outstanding as of December 31, 2023 and 2022, respectively	711	624
Additional paid-in capital	2,184,299	1,986,417
Retained earnings	47,580	151,226
Accumulated other comprehensive income (loss)	(1,337)	3,281
Total Safehold Inc. shareholders' equity	2,231,253	2,141,548
Noncontrolling interests	45,412	4,056
Total equity	2,276,665	2,145,604
Total liabilities, redeemable noncontrolling interests and equity	$6,548,314	$5,850,922
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities ("VIEs").
(2)	As of December 31, 2023, includes $7.1 million due from related parties.
(3)	As of December 31, 2022, includes $8.5 million due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:
Interest income from sales-type leases(1)	$235,503	$202,258	$118,824
Operating lease income	71,287	66,817	67,667
Interest income - related party(2)	7,143	—	—
Other income(3)	38,645	1,238	523
Total revenues	352,578	270,313	187,014
Costs and expenses:
Interest expense	181,011	128,969	79,707
Real estate expense	4,653	3,110	2,663
Depreciation and amortization	9,936	9,613	9,562
General and administrative(4)	68,569	38,614	28,753
Impairment of goodwill	145,365	—	—
Provision for credit losses	2,704	—	—
Other expense	17,862	10,189	868
Total costs and expenses	430,100	190,495	121,553
Gain on sale of Ground Leases	447	55,811	—
Income (loss) from operations before other items	(77,075)	135,629	65,461
Loss on early extinguishment of debt	—	—	(216)
Earnings from equity method investments	24,229	9,055	6,279
Selling profit from sales-type leases	—	—	1,833
Net income (loss) before income taxes	(52,846)	144,684	73,357
Income tax expense	(1,719)	—	—
Net income (loss)	(54,565)	144,684	73,357
Net (income) attributable to noncontrolling interests	(408)	(9,261)	(234)
Net income (loss) attributable to Safehold Inc. common shareholders	$(54,973)	$135,423	$73,123

Per common share data:
Net income (loss)
Basic	$(0.82)	$2.17	$1.32
Diluted	$(0.82)	$2.17	$1.32
Weighted average number of common shares:
Basic	66,690	62,393	55,250
Diluted	66,690	62,394	55,263
(1)	For the years ended December 31, 2022 and 2021, the Company recorded $2.1 million and $8.4 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from Ground Leases with iStar Inc. (“iStar”).
(2)	Refer to Note 3.
(3)	For the year ended December 31, 2023, includes $19.4 million of management fees from related parties.
(4)	For the years ended December 31, 2023, 2022 and 2021, includes $31.6 million, $34.3 million and $24.1 million, respectively, of general and administrative expenses incurred to related parties that includes management fees and expense reimbursements to the Former Manager (refer to Note 1) and equity-based compensation (including equity-based compensation to employees). For the year ended December 31, 2023, general and administrative expenses were partially offset by $19.4 million of management fees earned from Star Holdings (refer to Note 1), which are included in “Other income.”

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income (loss)	$(54,565)	$144,684	$73,357
Other comprehensive income:
Reclassification of (gains) losses on derivatives into earnings(1)	(18,239)	3,888	3,191
Unrealized gain on derivatives	13,621	40,373	13,290
Other comprehensive income (loss):	(4,618)	44,261	16,481
Comprehensive income (loss)	(59,183)	188,945	89,838
Comprehensive (income) attributable to noncontrolling interests	(408)	(9,261)	(234)
Comprehensive income (loss) attributable to Safehold Inc.	$(59,591)	$179,684	$89,604
(1)	During the year ended December 31, 2023, $15.2 million was reclassified to “Other income” in the Company’s consolidated statements of operations due to a hedge forecasted for permanent debt that did not occur (refer to Note 11).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings /	Other
	Noncontrolling	Stock at	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity

Balance at December 31, 2020	$—	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303
Net income	—	—	—	73,123	—	234	73,357
Issuance of common stock, net / amortization	—	34	251,217	(736)	—	451	250,966
Dividends declared ($0.67224 per share)	—	—	—	(36,964)	—	—	(36,964)
Change in accumulated other comprehensive income (loss)	—	—	—	—	16,481	—	16,481
Contributions from noncontrolling interests	—	—	—	—	—	105	105
Distributions to noncontrolling interests	—	—	—	—	—	(46)	(46)
Balance at December 31, 2021	$—	$566	$1,663,324	$59,368	$(40,980)	$2,924	$1,685,202

Balance at December 31, 2021	$—	$566	$1,663,324	$59,368	$(40,980)	$2,924	$1,685,202
Net income	647	—	—	135,423	—	8,614	144,037
Issuance of common stock, net / amortization	—	58	323,264	—	—	413	323,735
Dividends declared ($0.701 per share)	—	—	—	(43,565)	—	—	(43,565)
Change in accumulated other comprehensive income (loss)	—	—	—	—	44,261	—	44,261
Contributions from noncontrolling interests	18,829	—	—	—	—	18	18
Distributions to noncontrolling interests	(636)	—	—	—	—	(7,913)	(7,913)
Additional paid in capital attributable to redeemable noncontrolling interests	171	—	(171)	—	—	—	(171)
Balance at December 31, 2022	$19,011	$624	$1,986,417	$151,226	$3,281	$4,056	$2,145,604

Balance at December 31, 2022	$19,011	$624	$1,986,417	$151,226	$3,281	$4,056	$2,145,604
Impact from adoption of new accounting standard (refer to Note 3)	—	—	—	(640)	—	—	(640)
Net income (loss)	—	—	—	(54,973)	—	408	(54,565)
Issuance of common stock, net / amortization	—	75	163,749	—	—	1,467	165,291
Dividends declared ($0.708 per share)	—	—	—	(48,033)	—	—	(48,033)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(4,618)	—	(4,618)
Contributions from noncontrolling interests, net	—	—	(1,443)	—	—	40,132	38,689
Distributions to noncontrolling interests	—	—	—	—	—	(651)	(651)
Merger consideration (refer to Note 1 and Note 3)	—	12	35,576	—	—	—	35,588
Balance at December 31, 2023	$19,011	$711	$2,184,299	$47,580	$(1,337)	$45,412	$2,276,665
(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(54,565)	$144,684	$73,357
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,936	9,613	9,562
Stock-based compensation expense	23,230	1,546	1,750
Deferred operating lease income	(31,163)	(31,558)	(33,727)
Non-cash interest income from sales-type leases	(83,780)	(73,991)	(43,808)
Non-cash interest expense	15,070	13,641	11,772
Amortization of real estate-related intangibles, net	2,306	2,305	2,424
Impairment of goodwill	145,365	—	—
Provision for credit losses	2,704	—	—
Loss on early extinguishment of debt	—	—	216
Earnings from equity method investments	(24,229)	(9,055)	(6,279)
Distributions from operations of equity method investments	8,003	2,047	1,973
Selling profit from sales-type leases	—	—	(1,833)
Gain on sale of Ground Leases	(447)	(55,811)	—
Amortization of premium, discount and deferred financing costs on debt obligations, net	7,288	5,384	3,771
Non-cash management fees	5,199	20,252	14,865
Other income recognized from derivative transaction (refer to Note 11)	(15,191)	—	—
Other operating activities	(1,448)	4,677	4,469
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	13,080	11,044	(286)
Changes in accounts payable, accrued expenses and other liabilities	(5,967)	20,074	(11,309)
Cash flows provided by operating activities	15,391	64,852	26,917
Cash flows from investing activities:
Acquisitions of real estate	(13,078)	—	—
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(316,755)	(1,278,406)	(1,247,980)
Origination of loans receivable, net	(114,450)	—	—
Payment for merger consideration	(88,685)	—	—
Cash and cash equivalents acquired upon merger	3,213	—	—
Contributions to equity method investments	(52,479)	(7)	(39,455)
Funding reserves received from Ground Lease tenant net of disbursements	(297)	296	—
Net proceeds from sale of Ground Leases	4,200	135,529	—
Net proceeds received from sale of real estate available and held for sale	1,631	—	—
Deposits on Ground Lease investments	1,171	(2,250)	(2,083)
Other investing activities	(1,043)	(1,115)	1,527
Cash flows used in investing activities	(576,572)	(1,145,953)	(1,287,991)
Cash flows from financing activities:
Proceeds from issuance of common stock	151,940	309,160	243,345
Proceeds from debt obligations	577,000	1,830,000	1,848,439
Repayments of debt obligations	(150,000)	(1,005,000)	(830,000)
Payments for deferred financing costs	(4,615)	(5,136)	(14,063)
Dividends paid to common shareholders	(46,039)	(42,187)	(35,947)
Payment of offering costs	(8,099)	(5,190)	(8,710)
Payments for withholding taxes upon vesting for stock-based compensation	—	(970)	—
Distributions to noncontrolling interests	(651)	(8,549)	(46)
Contributions from noncontrolling interests	40,132	19,000	105
Other financing activities	(137)	(153)	—
Cash flows provided by financing activities	559,531	1,090,975	1,203,123
Changes in cash, cash equivalents and restricted cash	(1,650)	9,874	(57,951)
Cash, cash equivalents and restricted cash at beginning of period	48,390	38,516	96,467
Cash, cash equivalents and restricted cash at end of period	$46,740	$48,390	$38,516

	For the Years Ended December 31,
	2023	2022	2021
Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$18,761	$20,066	$29,619
Restricted cash	27,979	28,324	8,897
Total cash and cash equivalents and restricted cash	$46,740	$48,390	$38,516
Supplemental disclosure of cash flow information:
Cash paid for interest	$151,263	$93,853	$59,034
Supplemental disclosure of non-cash investing and financing activity:
Debt obligations assumed (refer to Note 3)	$99,995	$—	$—
Issuance of common stock for acquisition of assets (refer to Note 3)	35,588	—	—
Dividends declared to common shareholders	13,033	11,050	9,647
Non-cash interest accrued to debt balances	4,055	1,988	—
Accrued finance costs	—	54	89
Accrued offering costs	64	—	50
Caret unit conversion (refer to Note 12)	—	—	747

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization

Business— On March 31, 2023, Safehold Inc. (“Old SAFE”) merged with and into iStar (see Merger Transaction below), at which time Old SAFE ceased to exist and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” (the “Merger”). References to iStar refer to iStar prior to the Merger. For accounting purposes, the Merger is treated as a “reverse acquisition” in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. Unless context otherwise requires, references to the “Company” refer to the business and operations of Old SAFE and its consolidated subsidiaries prior to the Merger and to Safehold Inc. (formerly known as iStar) and its consolidated subsidiaries following the consummation of the Merger.

The Company operates its business through one reportable segment by acquiring, managing and capitalizing ground leases. The Company also manages entities focused on ground leases (refer to Note 7) and a wholly-owned subsidiary of the Company serves as external manager to Star Holdings (“Star Holdings”), a Maryland statutory trust that holds the legacy non-ground lease assets previously held by iStar. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). Under a Ground Lease, the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index (“CPI”) based, or both) and sometimes include percentage rent participations. The Company’s CPI lookbacks are generally capped between 3.0% - 3.5% and generally start between years 11 and 21 of the lease term. In the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation.

The Company intends to target investments in long-term Ground Leases in which: (i) the initial cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"); (ii) the ratio of property net operating income to the Ground Lease payment due the Company ("Ground Rent Coverage") is between 2.0x to 4.5x , and for this purpose the Company uses estimates of the stabilized property net operating income if it does not receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon tenant default and the termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for potential value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

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

Organization— The Company is a Maryland corporation and its common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SAFE.” The Company (then known as iStar) elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the tax year ended December 31, 1998.

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

Other Merger related transactions

On August 10, 2022, iStar entered into an agreement (the “MSD Stock Purchase Agreement”) with MSD Partners, L.P. (“MSD Partners”) pursuant to which MSD Partners agreed to purchase 5,405,406 shares of Old SAFE’s common stock then owned by iStar (the “MSD Stock Purchase”) for an aggregate purchase price of approximately $200 million, or $37.00 per share, payable in cash. MSD Partners’ rights and obligations under the MSD Stock Purchase Agreement were subsequently assigned to certain of its affiliates. The MSD Stock Purchase closed on March 31, 2023, shortly before the closing of the Merger. MSD Partners has the right to designate an observer to the board of directors of the Company, a top-up right on future equity issuances (subject to certain exceptions) and registration rights. MSD Partners is subject to a customary standstill and certain restrictions on sales of its shares of the Company’s common stock.

On August 10, 2022, MSD Partners also agreed to purchase 100,000 Caret units (refer to Note 12) from the Company for an aggregate purchase price of $20.0 million (the “MSD Caret Purchase”). MSD Partners received a credit against their purchase price for Caret units equal to the amount they would have received had they held Caret units at the time of a December 2022 distribution to other Caret unit holders, which was equal to $0.6 million. MSD Partners’ rights and obligations under the purchase agreement were subsequently assigned to certain of its affiliates. The closing of the MSD Caret Purchase took place in conjunction with the closing of the Merger on March 31, 2023.

Star Holdings was capitalized in part with an 8.0%, four-year term loan from the Company having an initial principal amount of $115.0 million, as well as SOFR plus 3.00% bank debt with an initial principal balance of $140.0 million from Morgan Stanley Bank, N.A. which is secured by approximately 13.5 million shares of the Company.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of December 31, 2023, the total assets of these consolidated VIEs were $73.9 million and total liabilities were $30.1 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of December 31, 2023.

Note 3—Summary of Significant Accounting Policies

Significant Accounting Policies

Net Investment in Sales-type Leases and Ground Lease Receivables—Net investment in sales-type leases and Ground Lease receivables are recognized when the Company’s Ground Leases qualify as sales-type leases. The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Acquisition-related costs are capitalized and recorded in "Net investment in sales-type leases" and "Ground lease receivables" on the Company’s consolidated balance sheets. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. When the Company acquires land and enters into a Ground Lease directly with the seller that qualifies as a sales-type lease, the lease does not qualify as a sale leaseback transaction and the lease is considered a financing receivable and is recognized in accordance with ASC 310 - Receivables and included in "Ground Lease receivables" on the Company’s consolidated balance sheets (refer to Note 4).

Allowance for credit losses on net investment in sales-type leases and Ground Lease receivables—Effective January 1, 2023, upon the adoption of ASU 2016-13, the Company implemented procedures to estimate its allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, using a quantitative analysis to estimate expected loss rates for its portfolio of net investment in sales-type leases and Ground Lease receivables. ASU 2016-13 replaced the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses over the life of the investment and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company analyzes historical data provided by Trepp (“Trepp”) for single asset borrower loans and considers comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics. The Company updates its analysis for current market conditions and reasonable and supportable forecasts of unemployment rates to develop an estimate of credit losses. The Company analyzes its portfolio of Ground Leases in two categories, based on whether the underlying property is a stabilized property or a development project (projects with unfunded commitments that are under development or in transition). The Company’s development properties are assigned a higher loss rate due to the higher inherent risk of deals under construction. The Company did not have any charge-offs of its net investment in sales-type leases or Ground Lease receivables for any of the periods presented.

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

Real estate—Real estate assets are recorded at cost less accumulated depreciation and amortization, as follows:

Capitalization and depreciation—Certain improvements and replacements are capitalized when they extend the useful life of the asset. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life, which is generally 40 years for facilities, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

Purchase price allocation—The Company’s acquisitions of properties are generally accounted for as an acquisition of assets. For asset acquisitions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values and acquisition-related costs are capitalized and recorded in "Real estate, net," "Real estate-related intangible assets, net" and "Real estate-related intangible liabilities, net" on the Company’s consolidated balance sheets.

The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their relative fair values and included in "Real estate-related intangible assets, net" on the Company’s consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values and included in "Real estate-related intangible liabilities, net" on the Company’s consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term of the lease and the amortization expense is included in "Depreciation and amortization" in the Company’s consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or increase to) operating lease income over the remaining non-cancelable term of each lease. Below-market Ground Lease assets are amortized to real estate expense over the remaining non-cancelable term of the lease. The Company may also engage in sale/leaseback transactions whereby the Company executes a net lease with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.

Impairments—The Company reviews real estate assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) are less than its carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets, if any, are recorded in the Company’s consolidated statements of operations. The Company did not record any impairments for the periods presented.

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

Interest Income from Sales-type Leases—Interest income from sales-type leases is recognized under the effective interest method. The effective interest method produces a constant yield on the net investment in the sales-type lease and Ground Lease receivable over the term of the lease. Rent payments that are not fixed and determinable at lease inception, such as percentage rent and CPI adjustments, are not included in the effective interest method calculation and are recognized in the Company’s consolidated statements of operations in the period earned. A Ground Lease receivable is placed on non-accrual status if and when it becomes 90-days past due or if the Company considers the Ground Lease receivable impaired.

Loans receivable, net – related party—Loans receivable, net – related party includes the four-year term loan that the Company originated to Star Holdings (refer to Note 6). Loans receivable classified as held-for-investment are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees and credit loss allowances.

The Company performs a quarterly analysis of its loan receivable that incorporates management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and other economic factors. The Company estimates its Expected Loss on its loans receivable (including unfunded commitments) based on relevant information including current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of the Company’s Expected Loss requires significant judgment. The Company calculated its Expected Loss through the use of third-party market data that provided current and future economic conditions that may impact the performance of the commercial real estate assets securing its investments.

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

The Company made the accounting policy election to record accrued interest on its loan asset separate from its loans receivable and to exclude accrued interest from its amortized cost basis disclosures. Any accrued interest receivable is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. As of December 31, 2023, the Company had $0.1 million of accrued interest on its consolidated balance sheets. The Company will place its loan on non-accrual status once interest on the loan becomes 90 days delinquent and will reverse any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the year ended December 31, 2023, the Company did not reverse any accrued interest on its loan asset.

Interest Income – related party—Interest income - related party (refer to Note 6) is recognized on an accrual basis using the effective interest method and is recorded in “Interest income – related party” in the Company’s consolidated statements of operations.

Equity Investments—Equity investments are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of the investee. The Company has noncontrolling equity interests in multiple ventures (refer to Note 7) and determined the entities to be voting interest entities. As such, its equity interests in these ventures are accounted for pursuant to the equity method of accounting. The Company’s periodic share of earnings and losses in equity method investees are included in "Earnings from equity method investments" in the Company’s consolidated statements of operations. Equity investments are included in "Equity investments" on the Company’s consolidated balance sheets. The Company acquired two equity interests from iStar in connection with the Merger. In connection with the acquisition, the Company has basis differences in these equity interests that are amortized to income over the life of the underlying assets (refer to Note 7).

The Company periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. The Company will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and the Company determines the impairment is other-than-temporary. Impairment charges, if applicable, are recorded in "Earnings from equity method investments" in the Company’s consolidated statements of operations.

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds, if applicable, with original maturity terms of less than 90 days.

Restricted cash—Restricted cash primarily includes property escrow balances, investment deposits and cash balances required to be maintained under certain of the Company’s derivative transactions, if any.

Operating lease income—Operating lease income includes rent earned from leases of land and buildings owned by the Company to its tenants. Operating lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, increases in contractual lease payments are recognized evenly over the term of the lease. The periodic difference between operating lease income recognized under this method and contractual lease payment terms is recorded as deferred operating lease income receivable and is included in "Deferred operating lease income receivable" on the Company’s consolidated balance sheets. The Company is also entitled to percentage rent, representing a portion of the lessee’s gross revenues from the properties, pursuant to some of its leases and records percentage rent as operating lease income when earned. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $4.4 million, $1.3 million and $0.3 million, respectively, of percentage rent from operating leases. Operating lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the property acquired.

The Company moves to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any deferred operating lease income receivable balance will be written off. If and when lease payments that were previously not considered probable of collection become probable, the Company will move back to the straight-line method of income recognition and record an adjustment to operating lease income in that period as if the lease was always on the straight-line method of income recognition.

Other income—Other income primarily includes management fees (see below) from Star Holdings effective with the Merger and also includes interest income earned on the Company’s cash balances and other ancillary income.

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

Earnings per share—The Company has one class of common stock. Earnings per share ("EPS") is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Deferred expenses and other assets—Deferred expenses and other assets (refer to Note 8) includes operating lease right-of-use assets, purchase deposits, deferred financing fees associated with the 2021 Unsecured Revolver (refer to Note 9) and the 2023 Unsecured Revolver (refer to Note 9), derivative assets, deferred costs, leasing costs such as brokerage, legal and other costs which are amortized over the life of the respective leases and presented as an operating activity in the Company’s consolidated statements of cash flows. Amortization of leasing costs is included in "Depreciation and amortization" in the Company’s consolidated statements of operations.

Deferred financing fees—Deferred financing fees associated with the Company’s mortgages and unsecured notes are recorded in ‘‘Debt obligations, net’’ on the Company’s consolidated balance sheets. The amortization of deferred financing fees is included in ‘‘Interest expense’’ in the Company’s consolidated statements of operations.

Stock-based compensation—The Company’s equity compensation plans (refer to Note 12) are designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. Compensation cost for stock-based awards is measured on the grant date and adjusted over the period of the employees’ services to reflect: (i) estimated or actual forfeitures; and (ii) the service conditions through the requisite service period. The awards vest ratably over a four-year service period. Compensation costs are recognized ratably over the applicable vesting/service period and recorded in "General and administrative" in the Company’s consolidated statements of operations.

Income taxes— The Company (then known as iStar) elected to be taxed as a REIT under sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ended December 31, 1998. The Company operates its business in a manner consistent with its election to be taxed as a REIT. As such, the consolidated financial statements of the Company have been prepared consistent with the Company’s qualification as a REIT for the periods presented. The Company will be subject to federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its shareholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its net taxable income to qualify as a REIT, the Company intends to distribute all of its net taxable income, if any, and eliminate federal and state taxes on undistributed net taxable income. Certain states may impose minimum franchise taxes. In addition, the Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its net taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under federal tax laws. The Company’s tax years from 2019 through 2023 remain subject to examination by major tax jurisdictions. The Company has two taxable REIT subsidiaries (“TRS”), one of which was formed during the year ended December 31, 2018 and until the year ended December 31, 2023 had no material activity. Accordingly, no provision for income taxes was required. The second TRS provides management services to Star Holdings and internally to the REIT. The second TRS was acquired in the Company’s acquisition of iStar and first had activity during the three months ended June 30, 2023. For the year ended December 31, 2023, the Company recorded current income tax expense in the amount of $3.1 million, which was partially offset by a deferred tax benefit of $1.3 million with respect to the TRS. In addition, during the years ended December 31, 2023, 2022 and 2021, the Company paid $5.4 million, $0.5 million and $0.1 million, respectively, in taxes.

Derivative instruments and hedging activity—The Company’s use of derivative financial instruments is associated with debt issuances and primarily limited to the utilization of interest rate swaps and interest rate caps to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes. Refer to Note 11 for more information on the Company’s derivative activity.

Variable interest entities—The Company evaluates its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision-making powers, their impact on the VIE’s economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The following fair value hierarchy prioritizes the inputs to be used in valuation techniques to measure fair value: Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; Level 2: quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and Level 3: prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions.

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of December 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,255	$3,118	$3,107	$3,236
Ground Lease receivables(1)	1,622	1,603	1,375	1,501
Loans receivable, net - related party(1)	112	114	—	—
Cash and cash equivalents(2)	19	19	20	20
Restricted cash(2)	28	28	28	28

Liabilities
Debt obligations, net(1)
Level 1	739	617	738	573
Level 3	3,315	2,874	2,783	2,358
Total debt obligations, net	4,054	3,491	3,521	2,931
(1)	The fair value of the Company’s net investment in sales-type leases, Ground Lease receivables and loans receivable, net – related party are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

Redeemable Noncontrolling Interests—In February 2022, the Company sold 108,571 Caret units (refer to Note 12) for $19.0 million to third-party investors and received a commitment from an existing shareholder (which is affiliated with one of the Company’s independent directors) for the purchase of 28,571 Caret units for $5.0 million. As part of the sale, the Company agreed to use commercially reasonable efforts to provide public market liquidity for the Caret units by seeking to provide a listing of the Caret units, or securities into which they may be exchanged, within two years of the sale. In the event public market liquidity of the Caret units is not achieved within such two year period at a value not less than the purchase price for the Caret units, reduced by an amount equal to the amount of subsequent cash distributions made to the investors on account of such Caret units, the investors have the right to cause Caret Ventures LLC to redeem their Caret units at their original purchase price as so reduced.

The Company classifies these redeemable Caret units in accordance with Accounting Standards Codification (“ASC”) 480: Distinguishing Liabilities from Equity. ASC 480-10-S99-3A requires that equity securities redeemable at the option of the holder be classified outside of permanent stockholders’ equity. The Company classifies redeemable Caret units as “Redeemable noncontrolling interests” in its consolidated balance sheets and consolidated statements of changes in equity. The redeemable noncontrolling interest’s carrying amount is equal to the higher of (i) the initial carrying amount, increased or decreased for the redeemable noncontrolling interest’s share of net income or loss and dividends; or (ii) the redemption value. In the case of the Company’s redeemable Caret units, the carrying amount equals both the initial carrying amount and the redemption value. During the year ended December 31, 2022, redeemable noncontrolling interests were allocated $0.6 million of net income (refer to Note 4).

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

The Merger was accounted for as a business combination pursuant to ASC 805 and all Merger related costs were expensed as incurred. The Company recorded $18.9 million of Merger expenses during the year ended December 31, 2023, of which $14.1 million was recorded in “Other expense” and $4.8 million was recorded in “General and administrative” in the Company’s consolidated statements of operations. During the year ended December 31, 2023, the Company also recorded $0.9 million of related non-recurring charges in “Other expense” and a provision for credit losses of $2.3 million on the Secured Term Loan Facility (refer to Note 6) which was originated at the time of the Merger in conjunction with the Spin-Off. During the year ended December 31, 2022, the Company recorded $7.7 million of Merger expenses and $2.1 million of related non-recurring charges, both of which are recorded in “Other expense” in the Company’s consolidated statements of operations. Excluding $3.0 million of related non-recurring charges and the $2.3 million provision for credit losses on the Secured Term Loan Facility, through December 31, 2023, the Company has incurred $26.6 million of Merger expenses.

The following table sets forth the preliminary allocation as of March 31, 2023 of the purchase consideration to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, recognized as a result of the acquisition described in Note 1 above, measurement period adjustments and a revised allocation of the purchase consideration ($ in thousands):

	Preliminary	Measurement	Revised
	Purchase Price Allocation	Period Adjustments	Purchase Price Allocation
Cash and cash equivalents	$3,213	$—	$3,213
Real estate	1,508	—	1,508
Equity investments(1)	61,247	—	61,247
Deferred tax asset(2)	—	6,292	6,292
Deferred expenses and other assets(2)(3)	25,442	6,480	31,922
Total assets acquired	91,410	12,772	104,182

Accounts payable, accrued expenses and other liabilities(2)(4)	(22,939)	(2,340)	(25,279)
Debt obligations(5)	(99,995)	—	(99,995)
Total liabilities assumed	(122,934)	(2,340)	(125,274)

Net identifiable (liabilities assumed) assets acquired	(31,524)	10,432	(21,092)

Purchase consideration	$124,273	$—	$124,273
Add: net identifiable liabilities assumed	31,524	(10,432)	21,092
Goodwill(6)	155,797	(10,432)	145,365
(1)	Equity investments were valued using discount rates between 7.2% and 13.9% and are classified as Level 3 within the fair value hierarchy.
(2)	During the three months ended June 30, 2023, the Company recorded a deferred tax asset in the amount of $6.3 million, net of a valuation allowance in the amount of $2.8 million, and reduced goodwill by $6.3 million. The net deferred tax asset relates to net operating loss carryovers to which the Company’s taxable REIT subsidiary is a successor and were finalized upon filing tax returns subsequent to the Merger for periods prior to the Merger. During the three months ended September 30, 2023, the Company recognized $6.5 million of deferred expenses and other assets related to final state tax receivables and $2.3 million in accounts payable, accrued expenses and other liabilities as a result of finalizing its tax returns which produced additional information not available at the time of the Merger. The following table presents a rollforward of the Company’s goodwill:

Balance at December 31, 2022	$—
Goodwill recognized at Merger	155,797
Reduction to goodwill resulting from measurement period adjustments	(10,432)
Impairment	(145,365)
Balance at December 31, 2023	$—
(3)	Deferred expenses and other assets includes $11.0 million attributable to operating lease right of use assets, $4.7 million attributable to prepaid expenses resulting from the settlement of iStar’s compensation plans, $2.1 million attributable to in-place prepaid contracts, $1.3 million attributable to office furniture and equipment and $6.3 million attributable to other receivables.
(4)	Accounts payable, accrued expenses and other liabilities primarily includes a $14.2 million operating lease liability. In addition, under the Merger Agreement, iStar was required to fund its share of merger-related costs and to provide sufficient cash to fund any unresolved corporate obligations and accrued liabilities or costs yet-to-be incurred prior to the Merger. Accounts payable, accrued expenses and other liabilities includes approximately $8.7 million of obligations assumed from iStar, which are offset with corresponding amounts in cash and cash equivalents and amounts receivable in deferred expenses and other assets, net sufficient to settle such obligations.
(5)	Debt obligations were valued using a discount rate of 6.7% and are classified as Level 3 within the fair value hierarchy.
(6)	Goodwill is calculated as the excess of purchase consideration over the fair value of the net identifiable assets acquired and primarily relates to the acquisition of iStar’s workforce and future synergies expected to be realized after the completion of the Merger.

The following table summarizes the Company's pro forma revenues and net income (loss) for the years ended December 31, 2023 and 2022 as if the Merger described in Note 1 was completed on January 1, 2022 ($ in thousands):(1)

	For the Years Ended December 31,
	2023	2022
Pro forma revenues	$363,359	$318,510
Pro forma net income (loss)	(33,104)	(50,084)

(1)

The pro forma revenues and net income (loss) are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2022, nor do they purport to represent the Company’s results of operations for future periods. For the year ended December 31, 2022, pro forma net loss includes $47.7 million of merger expenses (including $20.3 million of merger expenses borne by iStar), which are non-recurring in nature. For the year ended December 31, 2022, pro forma net loss includes $171.9 million of losses on extinguishment of debt, which are non-recurring in nature. From the date of the Merger closing through December 31, 2023, $1.0 million of total revenues and $7.1 million of net income of the acquiree are included in the Company’s consolidated statements of operations.

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

New Accounting Pronouncements—In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 requires a joint venture to initially measure all contributions received upon its formation at fair value and is effective for all joint venture entities with a formation date on or after January 1, 2025. ASU 2023-05 is to be applied on a prospective basis, while retrospective application can be elected for joint ventures formed before the effective date. The Company is currently evaluating ASU 2023-05 but does not expect this standard to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires greater disaggregation of information in the rate reconciliation, income taxes paid disaggregated by jurisdiction and certain other amendments to improve income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating ASU 2023-09 but does not expect this standard to have a material impact on its consolidated financial statements.

Note 4—Net Investment in Sales-type Leases and Ground Lease Receivables

The Company classifies certain of its Ground Leases as sales-type leases and records the leases within "Net investment in sales-type leases" on the Company’s consolidated balance sheets and records interest income in "Interest income from sales-type leases" in the Company’s consolidated statements of operations. In addition, the Company may enter into transactions whereby it acquires land and enters into Ground Leases directly with the seller. These Ground Leases qualify as sales-type leases and, as such, do not qualify for sale leaseback accounting and are accounted for as financing receivables in accordance with ASC 310 - Receivables and are included in "Ground Lease receivables" on the

Company’s consolidated balance sheets. The Company records interest income from Ground Lease receivables in "Interest income from sales-type leases" in the Company’s consolidated statements of operations.

In July 2022, the Company, pursuant to an agreement with iStar and upon certain construction related conditions being met, acquired an existing Ground Lease from iStar for $36.4 million inclusive of closing costs and was recorded in “Net investment in sales-type leases” and “Real estate-related intangible assets, net” on the Company’s consolidated balance sheet.

In September 2022, the Company sold a Ground Lease to a third-party for $136.0 million and recognized a gain of $55.8 million in “Gain on sale of Ground Leases” in the Company’s consolidated statements of operations for the year ended December 31, 2022. $9.5 million of the gain was attributable to noncontrolling interests, of which $0.7 million was attributable to redeemable noncontrolling interests. In December 2022, $8.5 million of proceeds from this transaction were distributed to noncontrolling interests inclusive of the portion distributed to redeemable noncontrolling interests.

In May 2023, the Company entered into a joint venture with a sovereign wealth fund, which is also an existing shareholder, focused on new acquisitions for certain Ground Lease investments. The Company committed approximately $275 million for a 55% controlling interest in the joint venture and the sovereign wealth fund committed approximately $225 million for a 45% noncontrolling interest in the joint venture. Each party’s commitment is discretionary. The joint venture is a voting interest entity and the Company consolidates the joint venture in its financial statements due to its controlling interest. The Company’s joint venture partners’ interest is recorded in “Noncontrolling interests” on the Company’s consolidated balance sheets. The Company receives a management fee, measured on an asset-by-asset basis, equal to 25 basis points on invested equity for such asset for the first five years following its acquisition, and 15 basis points on invested equity thereafter. The Company will also receive a promote of 15% over a 9% internal rate of return, subject to a 1.275x multiple on invested capital. The venture has first look rights on qualifying investments for 18 months. During the year ended December 31, 2023, the joint venture acquired three Ground Leases for an aggregate purchase price of $60.1 million, of which $36.2 million has been funded as of December 31, 2023.

In November 2023, the Company sold a Ground Lease to a third-party for $4.2 million and recognized a gain of $0.4 million in “Gain on sale of Ground Leases” in the Company’s consolidated statements of operations for the year ended December 31, 2023.

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Total undiscounted cash flows(1)	$30,586,189	$29,586,227
Unguaranteed estimated residual value(1)	2,946,928	2,900,218
Present value discount	(30,277,457)	(29,379,846)
Allowance for credit losses	(465)	—
Net investment in sales-type leases(2)	$3,255,195	$3,106,599
(1)	As of December 31, 2023, total discounted cash flows were approximately $3,225 million and the discounted unguaranteed estimated residual value was $30.4 million. As of December 31, 2022, total discounted cash flows were approximately $3,077 million and the discounted unguaranteed estimated residual value was $29.1 million.
(2)	As of December 31, 2023, $16.4 million was attributable to noncontrolling interests.

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the year ended December 31, 2023 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Beginning balance	$3,106,599	$1,374,716	$4,481,315
Impact from adoption of new accounting standard (refer to Note 3)	(351)	(199)	(550)
Sales	—	(3,756)	(3,756)
Origination/acquisition/fundings(1)	91,148	225,840	316,988
Accretion	57,913	25,867	83,780
Provision for credit losses	(114)	(170)	(284)
Ending balance(2)	$3,255,195	$1,622,298	$4,877,493
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of December 31, 2023 and 2022, all of the Company’s net investment in sales-type leases and Ground Lease receivables were current in their payment status. As of December 31, 2023, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.2% and 5.4%, respectively. As of December 31, 2023, the weighted average remaining life of the Company’s 34 Ground Lease receivables was 97.9 years.

Allowance for Credit Losses—Changes in the Company’s allowance for credit losses on net investment in sales-type leases and Ground Lease receivables for the year ended December 31, 2023 were as follows ($ in thousands):

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Year Ended December 31, 2023	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (refer to Note 3)(1)	280	71	6	357
Provision for (recovery of) credit losses(2)	107	7	(6)	108
Allowance for credit losses at end of period(3)	$387	$78	$—	$465

	Ground Lease receivables
	Stabilized	Development	Unfunded
Year Ended December 31, 2023	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (refer to Note 3)(1)	102	97	84	283
Provision for (recovery of) credit losses(2)	21	149	(47)	123
Allowance for credit losses at end of period(3)	$123	$246	$37	$406
(1)	On January 1, 2023, the Company recorded an allowance for credit losses on net investment in sales-type leases of $0.4 million and an allowance for credit losses on Ground Lease receivables of $0.2 million upon the adoption of ASU 2016-13. The Company also recorded an allowance for credit losses of $0.1 million related to expected credit losses for unfunded commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."
(2)	During the year ended December 31, 2023, the Company recorded a provision for credit losses on net investment in sales-type leases and Ground Lease receivables of $0.1 million and $0.2 million, respectively. The provision for credit losses was due primarily to a declining macroeconomic forecast since December 31, 2022.
(3)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

The Company’s amortized cost basis in Ground Lease receivables, presented by year of origination and by stabilized or development status, was as follows as of December 31, 2023 ($ in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	Prior to 2019	Total
Ground Lease receivables
Stabilized properties	$19,106	$152,966	$171,664	$180,739	$450,123	$—	$974,598
Development properties	139	545,509	102,421	—	—	—	648,069
Total	$19,245	$698,475	$274,085	$180,739	$450,123	$—	$1,622,667

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2023, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2024	$109,336	$3,937	$586	$113,859
2025	104,600	4,001	586	109,187
2026	106,581	4,067	586	111,234
2027	108,509	4,135	586	113,230
2028	110,436	4,294	637	115,367
Thereafter	28,761,342	1,162,938	99,032	30,023,312
Total undiscounted cash flows	$29,300,804	$1,183,372	$102,013	$30,586,189

During the years ended December 31, 2023, 2022 and 2021, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Year Ended December 31, 2023	Leases	Receivables	Total
Cash	$101,306	$50,417	$151,723
Non-cash	57,913	25,867	83,780
Total interest income from sales-type leases	$159,219	$76,284	$235,503

Year Ended December 31, 2022
Cash	$90,487	$37,780	$128,267
Non-cash	53,104	20,887	73,991
Total interest income from sales-type leases	$143,591	$58,667	$202,258

Year Ended December 31, 2021
Cash	$52,091	$22,925	$75,016
Non-cash	30,899	12,909	43,808
Total interest income from sales-type leases	$82,990	$35,834	$118,824

Note 5—Real Estate, Real Estate-Related Intangibles and Real Estate Available and Held for Sale

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	December 31, 2023	December 31, 2022
Land and land improvements, at cost	$551,105	$547,739
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(40,400)	(34,371)
Total real estate, net	$703,937	$706,600
Real estate-related intangible assets, net	211,113	217,795
Real estate available and held for sale(1)	9,711	—
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	$924,761	$924,395
(1)	During the year ended December 31, 2023, the Company acquired $9.7 million of real property that is being marketed for sale and is recorded in real estate available and held for sale. During the year ended December 31, 2023, the Company sold $1.5 million of real property that was acquired from iStar that was classified as available for sale upon acquisition. The Company recognized $0.1 million of gains on the sales, which is recorded in “Other income” in the Company’s consolidated statements of operations.

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of December 31, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(18,388)	$167,614
In-place lease assets, net(2)	65,345	(22,551)	42,794
Other intangible assets, net	750	(45)	705
Total	$252,097	$(40,984)	$211,113

	As of December 31, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(15,254)	$170,748
In-place lease assets, net(2)	65,345	(19,011)	46,334
Other intangible assets, net	750	(37)	713
Total	$252,097	$(34,302)	$217,795
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible asset	Location	2023	2022	2021
Above-market lease assets (decrease to income)	Operating lease income	$3,135	$3,135	$3,255
In-place lease assets (decrease to income)	Depreciation and amortization	3,540	3,576	3,525
Other intangible assets (decrease to income)	Operating lease income	8	8	8

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2024	$6,634
2025	6,634
2026	3,255
2027	3,255
2028	3,247
(1)	As of December 31, 2023, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 80.4 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of December 31, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(4,863)	$63,755

	As of December 31, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(4,027)	$64,591
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible liability	Location	2023	2022	2021
Below-market lease liabilities (increase to income)	Operating lease income	$837	$838	$838

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2023, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent	Rent	Total
2024	$5,811	$17,677	$2,247	$11,018	$421	$37,174
2025	5,811	18,004	2,313	11,018	421	37,567
2026	5,811	18,370	2,357	986	421	27,945
2027	5,811	18,755	2,388	986	421	28,361
2028	5,811	19,101	2,421	986	304	28,623
Thereafter	429,245	4,289,009	430,688	14,841	—	5,163,783

Note 6—Loan Receivable, net — Related Party

On March 31, 2023, the Company, as lender and as administrative agent, and Star Holdings, as borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million at Star Holding’s election (the “Incremental Term Loan Facility”, together with the Secured Term Loan Facility, as amended, the

“Star Holdings Term Loan Facility”). During the year ended December 31, 2023, the Company recorded $7.1 million of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income – related party” in the Company’s consolidated statements of operations. As of December 31, 2023, the Star Holdings Term Loan Facility had a principal balance of $115.0 million and a carrying value of $112.1 million.

The Star Holdings Term Loan Facility is a secured credit facility. Borrowings under the Star Holdings Term Loan Facility bear interest at a fixed rate of 8.00% per annum, which may increase to 10.00% per annum if any loans remain outstanding under the Incremental Term Loan Facility. The Star Holdings Term Loan Facility has a maturity date of March 31, 2027. The Star Holdings Term Loan Facility is secured by a first-priority perfected security pledge of all the equity interests in Star Holding’s primary real estate subsidiary. Starting the quarter that is nine months after closing, within five business days after Star Holdings has delivered its unaudited quarterly financial statements, Star Holdings will apply any unrestricted cash on its balance sheet in excess of the aggregate of (i) an operating reserve; and (ii) $50 million, to prepay its Star Holdings Term Loan Facility or alternatively, with the consent of the Company, Star Holdings may apply such cash to prepay its margin loan facility in lieu of any prepayment of the Star Holdings Term Loan Facility. The operating reserve will be calculated quarterly and is equal to the aggregate of projected operating expenses (including payments to the Star Holdings local property consultants but excluding management fees and public company costs), projected land carry costs, projected capital expenditure and projected interest expense on the margin loan facility and Star Holdings Term Loan Facility for the next twelve months; less the projected operating revenues for the next twelve months consistent with the operating budget approved by the Company.

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

During the year ended December 31, 2023, the Company recorded a provision for credit losses of $2.4 million on the Secured Term Loan Facility which was originated at the time of the Merger in conjunction with the Spin-Off.

Note 7—Equity Investments

The Company’s equity investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings from
	Carrying Value		Equity Method Investments
	as of		For the Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2023	2022	2021
Equity investment
425 Park Avenue	$135,288	$133,118	$3,536	$3,403	$3,348
32 Old Slip	52,425	47,270	5,670	5,652	2,931
Ground Lease Plus Fund(1)	73,428	—	5,415	—	—
Leasehold Loan Fund(2)	49,179	—	9,608	—	—
Total	$310,320	$180,388	$24,229	$9,055	$6,279
(1)	As of December 31, 2023, the Company has a basis difference of $19.4 million in the Ground Lease Plus Fund that will be amortized over a weighted average remaining term of 105.0 years using the effective interest method. During the year ended December 31, 2023, $2.4 million of the basis difference was amortized as an increase to earnings from equity method investments.
(2)	As of December 31, 2023, the Company has a basis difference of $11.2 million in the Leasehold Loan Fund that will be amortized over a weighted average remaining term of 3.1 years using the effective interest method. During the year ended December 31, 2023, $3.0 million of the basis difference was amortized as an increase to earnings from equity method investments.

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

Ground Lease Plus Fund—In connection with Merger, the Company acquired from iStar an investment fund that iStar managed that targets the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase (the “Ground Lease Plus Fund”). The Company owns a 53% noncontrolling equity interest in the Ground Lease Plus Fund. The Company does not have a controlling interest in the Ground Lease Plus Fund due to the substantive participating rights of its partner and accounts for this investment as an equity method investment. The Company receives a fee from its partner in exchange for managing the entity and is also entitled to a promote payment on investments in the Ground Lease Plus Fund. The Ground Lease Plus Fund had first look rights through December 2023 on qualifying pre-development projects that the Company has elected to not originate.

In November 2021, iStar acquired land for $33.3 million and simultaneously structured and entered into a Ground Lease on which a multi-family project will be constructed (refer also to Note 14). In December 2021, iStar sold the Ground Lease to the Ground Lease Plus Fund and recognized no gain or loss on the sale. At the time of iStar’s acquisition in November 2021, the Company and iStar entered into an agreement pursuant to which the Company would acquire the land and related Ground Lease from the Ground Lease Plus Fund when certain construction related conditions are met by a specified time period. In January 2024, the Company acquired the Ground Lease from the Ground Lease Plus Fund for $38.3 million.

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

In February 2022, the Leasehold Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a life science property. As of December 31, 2023, the Leasehold Loan Fund has not funded any of the commitment.

In June 2022, the Leasehold Loan Fund committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a mixed-use property. As of December 31, 2023, the Leasehold Loan Fund funded $40.3 million of the commitment.

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company’s equity method investments as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	As of December 31,
	2023	2022
Total assets	$1,179,050	$873,393
Total liabilities	599,538	583,910
Noncontrolling interests	24,313	125
Total equity attributable to parent entities	555,199	289,358

	Year Ended December 31,
	2023	2022	2021
Total revenues	$64,728	$45,975	$33,992
Total expenses	23,451	22,636	18,956
Net income	41,277	23,339	15,036
Net income attributable to parent entities	40,856	23,339	15,036

Note 8—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	December 31, 2023	December 31, 2022
Operating lease right-of-use asset(1)	$33,964	$26,312
Interest rate hedge assets	34,864	29,346
Deferred finance costs, net(2)	3,692	4,461
Other assets(3)	13,210	2,664
Purchase deposits	2,090	4,333
Leasing costs, net	439	448
Corporate furniture, fixtures and equipment, net	979	—
Deferred expenses and other assets, net	$89,238	$67,564
(1)	Operating lease right-of-use asset (and operating lease liability below) relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company’s consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.5 million, $0.4 million and $0.4 million, respectively, in "Real estate expense" and $0.5 million, $0.4 million and $0.4 million, respectively, in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%. The Company also has operating leases for office space that it assumed from iStar in connection with the Merger (refer to Note 10).
(2)	Accumulated amortization of deferred finance costs was $11.0 million and $5.7 million as of December 31, 2023 and 2022, respectively.
(3)	As of December 31, 2023, includes $6.9 million of management fees due from Star Holdings. Through December 31, 2023, the Company has earned $19.4 million of management fees from Star Holdings and as of December 31, 2023, $30.6 million of the transaction price is attributable to performance obligations that remain unsatisfied.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	December 31, 2023	December 31, 2022
Interest payable	$68,821	$55,459
Other liabilities(1)	17,626	17,639
Dividends declared and payable	13,049	11,067
Operating lease liability(2)	15,751	5,471
Management fee payable	—	5,301
Accrued expenses(3)	19,271	5,420
Accounts payable, accrued expenses and other liabilities	$134,518	$100,357
(1)	As of December 31, 2022, other liabilities includes $3.1 million due to the Former Manager for allocated payroll costs and costs it paid on the Company’s behalf.
(2)	Refer to Note 10.
(3)	As of December 31, 2023, accrued expenses primarily includes accrued compensation, legal, audit and property expenses As of December 31, 2022, accrued expenses primarily includes accrued legal, audit and property expenses.

Note 9—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	December 31, 2023	December 31, 2022	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
3.98% senior notes	475,000	475,000	3.98%	February 2052
5.15% senior notes	156,042	151,988	5.15%	May 2052
2021 Unsecured Revolver	1,117,000	690,000	Adjusted SOFR plus 0.90%	March 2026
2023 Unsecured Revolver	—	—	Adjusted SOFR plus 0.90%	July 2025
Trust preferred securities	100,000	—	Adjusted SOFR plus 1.50%	October 2035
Total unsecured financing	2,598,042	2,066,988
Total debt obligations	4,096,155	3,565,101
Debt premium, discount and deferred financing costs, net	(41,790)	(43,742)
Total debt obligations, net	$4,054,365	$3,521,359
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of December 31, 2023, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.30%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within "Accounts payable, accrued expenses, and other liabilities" on the Company’s consolidated balance sheets. As of December 31, 2023, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6), unsecured senior notes and trust preferred securities were 3.85% and 3.34%, respectively. In October 2023, the Company’s interest rates on the 2021 Unsecured Revolver and the 2023 Unsecured Revolver decreased to Adjusted SOFR plus 0.90% as a result of a credit ratings upgrade.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of December 31, 2023, $2.0 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of December 31, 2023, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

Unsecured Notes—In May 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as issuer) and the Company (as guarantor), issued $400.0 million aggregate principal amount of 2.80% senior notes due June 2031 (the “2.80% Notes”). The 2.80% Notes were issued at 99.127% of par. The Company may redeem the 2.80% Notes in whole at any time or in part from time to time prior to March 15, 2031, at the Company’s option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2.80% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 2.80% Notes are redeemed on or after March 15, 2031, the redemption price will be equal to 100% of the principal amount of the 2.80% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

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

2021 Unsecured Revolver— In March 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “2021 Unsecured Revolver”). In December 2021, the Company obtained additional lender commitments increasing the maximum availability to $1.35 billion. The 2021 Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.90%, subject to the Company’s credit ratings. In January 2023, the Company amended the 2021 Unsecured Revolver primarily to transition from LIBOR to Adjusted SOFR, as defined in the applicable agreement. The Company also pays a facility fee of 0.10%, subject to the Company’s credit ratings. As of December 31, 2023, there was $233.0 million of undrawn capacity on the 2021 Unsecured Revolver.

2023 Unsecured Revolver—In January 2023, Portfolio Holdings, then known as Safehold Operating Partnership LP (as borrower) and the Company (as guarantor) closed on a new $500 million unsecured revolving credit facility (the “2023 Unsecured Revolver”). The 2023 Unsecured Revolver has a current borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.90%, subject to the Company’s credit ratings, with a maturity of July 31, 2025. As of December 31, 2023, there was $500.0 million of undrawn capacity on the 2023 Unsecured Revolver.

Trust Preferred Securities—The Company assumed trust preferred securities from iStar in connection with Merger. The trust preferred securities bear interest at three-month Adjusted Term SOFR plus 1.50% and mature in October 2035.

Debt Covenants—The Company is subject to financial covenants under the 2021 Unsecured Revolver and the 2023 Unsecured Revolver, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2021 Unsecured Revolver and the 2023 Unsecured Revolver, as applicable. In addition, the 2021 Unsecured Revolver and the 2023 Unsecured Revolver contain customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes and 5.15% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or the Company’s existing or future material credit facilities, including the 2021 Unsecured Revolver and 2023 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2023, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of December 31, 2023, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2024	$—	$—	$—
2025	—	—	—
2026	—	1,117,000	1,117,000
2027	237,000	—	237,000
2028	79,193	—	79,193
Thereafter	1,181,920	1,481,042	2,662,962
Total principal maturities	1,498,113	2,598,042	4,096,155
Debt premium, discount and deferred financing costs, net	(26,409)	(15,381)	(41,790)
Total debt obligations, net	$1,471,704	$2,582,661	$4,054,365
(1)	As of December 31, 2023, the Company’s weighted average maturity for its secured mortgages was 27.5 years.

Note 10—Commitments and Contingencies

Lease Commitments—Future minimum lease obligations under non-cancelable operating leases as of December 31, 2023 are as follows ($ in thousands):(1)

2024	$6,235
2025	6,223
2026	543
2027	543
2028	543
Thereafter	8,192
Total undiscounted cash flows(1)	22,279
Present value discount(2)	(6,528)
Lease liabilities	$15,751
(1)	Includes cash flows that relate to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease.
(2)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.7% and the weighted average remaining lease term is 8.5 years. The Company assumed its operating leases from iStar in connection with the Merger and therefore did not directly make any payments under its operating leases for the three months ended March 31, 2023 or the years ended December 31, 2022 and 2021. During the nine months ended December 31, 2023, the Company made payments of $4.3 million related to its operating leases.

Unfunded Commitments— The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of December 31, 2023, the Company had $115.0 million of such commitments, excluding commitments to be funded by noncontrolling interests.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 14). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants when certain conditions are met. As of December 31, 2023, the Company had an aggregate $283.1 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

Other Commitments—Through the Leasehold Loan Fund, the Company will generally fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of December 31, 2023, the Company had $111.1 million of such commitments.

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

Note 11—Risk Management and Derivatives

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

Derivative instruments and hedging activity—The Company’s use of derivative financial instruments has been associated with debt issuances and primarily limited to the utilization of interest rate swaps, interest rate caps and treasury locks to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

The Company recognizes derivatives, if any, as either assets or liabilities on the Company’s consolidated balance sheets at fair value. Interest rate hedge assets are recorded in "Deferred expenses and other assets, net" and interest rate hedge liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" on the Company’s consolidated balance sheets. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

For the Company’s derivatives designated and qualifying as cash flow hedges, changes in the fair value of the derivatives are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. If an interest rate hedge is terminated prior to maturity it could result in a net derivative instrument gain or loss that continues to be reported in accumulated other comprehensive (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction. However, if it is probable that the original forecasted hedged transaction will not occur by the end of the original specified time period, the derivative instrument gain or loss reported in accumulated other comprehensive income (loss) will be reclassified into earnings immediately. If a derivative includes an other-than-insignificant financing element at inception, when the Company is deemed to be the lender all cash inflows and outflows of the derivative are considered cash flows from investing activities in the Company’s consolidated statements of cash flows and when the Company is deemed to be the borrower all cash inflows and outflows of the derivative are considered cash flows from financing activities in the Company’s consolidated statements of cash flows.

For the Company’s derivatives not designated as hedges, the changes in the fair value of the derivatives are reported in "Interest expense" in the Company’s consolidated statements of operations. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements.

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of December 31, 2023 and 2022 ($ in thousands):(1)(2)(3)

	December 31, 2023	December 31, 2022
	Fair	Fair	Balance Sheet
Derivative Type	Value	Value	Location
Assets
Interest rate swaps	$34,864	$29,346	Deferred expenses and other assets, net
Total	$34,864	$29,346
Liabilities
Interest rate swaps	$2,546	$—	Accounts payable, accrued expenses and other liabilities
Total	$2,546	$—
(1)	As of December 31, 2023, the Company has two interest rate swap derivatives outstanding that mature in April 2028 and have an aggregate $500.0 million notional amount, which hedge in-place floating-rate debt. The Company also has three designated derivatives outstanding that protect the Company against interest rate volatility with respect to long-term debt to be placed in the future, which have an aggregate $400.0 million notional amount, one of which matures in December 2024 and two that mature in December 2025. These designated hedges protect the Company against interest rate volatility with respect to future debt with a tenor of approximately 30 years. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $13.6 million, $40.4 million and $13.3 million, respectively, of unrealized gains in accumulated other comprehensive income (loss).
(2)	The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $2.6 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a decrease to interest expense.
(3)	During the years ended December 31, 2023 and 2022, the Company received $11.4 million and $11.0 million, respectively, in settlement of certain interest rate hedges. During the year ended December 31, 2021, the Company paid $19.9 million to terminate certain interest rate hedges.

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

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

		Amount of Gain	Amount of Gain
		(Loss) Recognized in	(Loss) Reclassified
	Location of Gain (Loss)	Accumulated Other	from Accumulated
	When Recognized	Comprehensive	Other Comprehensive
Derivatives Designated in Hedging Relationships	in Income	Income	Income into Earnings
For the Year Ended December 31, 2023
Interest rate swaps	Interest expense	$13,621	$3,048
Interest rate swaps(1)	Other income	—	15,191

For the Year Ended December 31, 2022
Interest rate swaps	Interest expense	$40,373	$(3,888)

For the Year Ended December 31, 2021
Interest rate swaps	Interest expense	$13,290	$(3,191)
(1)	For the year ended December 31, 2023, $15.2 million was reclassified to “Other income” in the Company’s consolidated statements of operations due to a hedge forecasted for permanent debt that did not occur.

Note 12—Equity

Common Stock—At the effective time of the Merger on March 31, 2023, each share of Old SAFE common stock issued and outstanding immediately prior to the effective time (other than any shares owned directly by iStar or any of the wholly-owned subsidiaries of iStar and in each case not held on behalf of third parties) was converted into the right to receive one share of newly issued common stock of the Company. As of December 31, 2023, the Company has one class of common stock outstanding.

In April 2023, the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement on Form S-3ASR. In addition, the Company and Portfolio Holdings entered into an ATM Equity Offering Sales Agreement (the “Primary Sales Agreement”) with the sales agents named therein pursuant to which the Company may sell, from time to time, shares of its common stock, $0.01 par value per share (“Common Stock”), having an aggregate gross sales price of up to $300.0 million (the “Primary Shares”) through or to the sales agents. The Company may sell the Primary Shares in amounts and at times to be determined by the Company from time to time but has no obligation to sell any of the Primary Shares. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock, capital needs and determinations by the Company of the appropriate sources of its funding. Through December 31, 2023, the Company has not sold any shares of its common stock through the Primary Sales Agreement.

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

Equity Plans—Old SAFE adopted an equity incentive plan to provide equity incentive opportunities to members of the Former Manager’s management team and employees who performed services for Old SAFE, Old SAFE’s non-management directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provided for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. Grants under the 2017 Equity Incentive Plan were recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. Prior to the effective time of the Merger, Old SAFE awarded all shares of Old SAFE common stock remaining available for issuance under the 2017 Equity Incentive Plan to members of its Former Manager’s management team and employees who performed services for Old SAFE. As of December 31, 2023, there were no shares available for issuance for future awards under Old SAFE’s 2017 Equity Incentive Plan.

iStar’s amended and restated 2009 Long-Term Incentive Program (the “LTIP”) was approved by stockholders in 2021 and remained in effect after the closing of the Merger. The LTIP is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the LTIP are made at the discretion of the Company’s Board of Directors. Grants under the LTIP are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. In March 2023, the Company granted awards to employees with an aggregate grant date fair value of $25.0 million, or $28.89 per share. In June 2023, the Company issued an aggregate 24,336 vested shares of its common stock with a grant date fair value of $23.58 per share to its directors in consideration for their annual service as directors. On June 20, 2023, the LTIP was further amended to, among other things, increase the aggregate number of shares of common stock available for issuance. As of December 31, 2023, an aggregate of 433,481 shares of the Company’s common stock remain available for awards under the LTIP.

Changes in non-vested restricted stock units during the year ended December 31, 2023 were as follows (number of shares and $ in thousands, except per share amounts):

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
	of Shares	Per Share	Value
Nonvested at beginning of period	—	$—	$—
Granted	867	$28.87	—
Vested	(16)	$28.85	—
Forfeited	(11)	$28.88	—
Nonvested at end of period	840	$28.87	$19,650

The total fair value of restricted stock units that vested during the year ended December 31, 2023 was $0.4 million and the weighted average grant date fair value per share of restricted stock units granted during the year ended December 31, 2023 was $28.87. As of December 31, 2023, there was $17.1 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.75 years.

Caret Performance Incentive Plan—During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret Performance Incentive Plan participants, including certain of executives of iStar, and Old SAFE’s directors and service providers. Grants under the Original Caret Performance Incentive Plan were subject to vesting based on time-based service conditions and hurdles relating to Old SAFE’s common stock price, all of which were satisfied as of December 31, 2023. In connection with the Merger, certain of Old SAFE’s former executive officers, entered into re-vesting agreements pursuant to which the executives agreed to subject 25% of their previously vested Caret units to additional vesting conditions which will be satisfied on the second anniversary of the Merger, subject to the applicable executive’s continued employment through such date. In the event of a termination of the executive’s employment by the Company without “cause”, or due to the executive’s death, disability or retirement, the unvested Caret units shall continue to vest as and when the vesting conditions described above are satisfied.

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

Prior to the Merger, the Old SAFE compensation committee, and following the Merger, the Company’s compensation committee, approved the award of 76,801 new Caret units with an estimated grant date fair value of $8.1 million to executive officers and other employees, other than the Company’s Chief Executive Officer and the Company’s President and Chief Investment Officer, including 15,000 Caret units to the Company’s Chief Financial Officer. The new Caret unit awards were granted immediately following the Merger and the effectiveness of the Amended Caret Performance Incentive Plan, and cliff vest on the fourth anniversary of their grant date if the Company’s common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days during that four-year period. As of December 31, 2023, there was $6.5 million of total unrecognized compensation cost related to all unvested Caret units that is expected to be recognized over a remaining vesting/service period of 3.25 years.

As of December 31, 2023, and after giving effect to the Caret Restructuring and the post-Merger Caret unit awards, Amended Caret Performance Incentive Plan participants held 1,496,982 Caret units, representing 15.4% of the then-outstanding Caret units and 12.5% of the then-authorized Caret units.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $1.5 million, $0.4 million and $0.5 million in expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets.

401(K) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company’s Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s contributions, up to a maximum of 10% of the participants’ compensation. The Company made gross contributions of $0.2 million for the year ended December 31, 2023.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company’s derivative transactions.

Noncontrolling Interests— Noncontrolling interests includes unrelated third-party equity interests in ventures that are consolidated in the Company’s consolidated financial statements and Caret units that have been sold to third-parties (refer to Note 1) or have been granted to employees of the Company’s Former Manager. See also “Redeemable Noncontrolling Interests” in Note 3.

Dividends—The Company (then known as iStar) elected to be taxed as a REIT beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the year ended December 31, 2023, the Company declared cash dividends on its common stock of $48.0 million, or $0.708 per share. Dividends paid in 2023 were a return of capital for tax reporting purposes. During the year ended December 31, 2022, the Company declared cash dividends on its common stock of $43.6 million, or $0.701 per share. Dividends paid in 2022 were a return of capital for tax reporting purposes. During the year ended December 31, 2021, the Company declared cash dividends on its common stock of $37.0 million, or $0.67224 per share. Dividends paid in 2021 were a return of capital for tax reporting purposes.

Note 13—Earnings Per Share

EPS is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	For the Years Ended December 31,
	2023	2022	2021
Net income (loss)	$(54,565)	$144,684	$73,357
Net (income) attributable to noncontrolling interests	(408)	(9,261)	(234)
Net income (loss) attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$(54,973)	$135,423	$73,123

	For the Years Ended December 31,
	2023	2022	2021
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$(54,973)	$135,423	$73,123
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$(54,973)	$135,423	$73,123

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic earnings per common share	66,690	62,393	55,250
Add: Effect of assumed shares under treasury stock method for restricted stock units	—	1	13
Weighted average common shares outstanding for diluted earnings per common share	66,690	62,394	55,263

Basic and diluted earnings per common share:(1)
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$(0.82)	$2.17	$1.32
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$(0.82)	$2.17	$1.32

(1)	For the year ended December 31, 2023, the effect of 31,557 of the Company’s restricted stock awards were antidilutive due to the Company having a net loss for the period. For the years ended December 31, 2022 and 2021, weighted average shares outstanding and earnings per share have been recast in accordance with ASC 805 to reflect the exchange ratio used in the reverse acquisition.

.

Note 14—Related Party Transactions

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
Management Fee

Annual fee of 1.00% of total equity (up to $1.5 billion)
Annual fee of 1.25% of total equity (for incremental equity of $1.5 billion to $3.0 billion)
Annual fee of 1.375% of total equity (for incremental equity of $3.0 billion to $5.0 billion) and
Annual fee of 1.50% of total equity (for incremental equity over $5.0 billion)

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

During the years ended December 31, 2023, 2022 and 2021, the Company recorded $5.2 million, $20.3 million and $14.9 million, respectively, in management fees to the Former Manager. These management fees are recorded in "General and administrative" in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company paid, or reimbursed iStar for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by iStar under the management agreement.

During the years ended December 31, 2023, 2022 and 2021, the Company was allocated $3.1 million, $12.5 million and $7.5 million, respectively, in expenses from iStar. These expenses are recorded in "General and administrative" in the Company’s consolidated statements of operations.

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

In November 2021, the Company entered into an agreement pursuant to which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid is $33.3 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple or a 12% return on its investment. In December 2021, iStar contributed the Ground Lease to the Ground Lease Plus Fund. The terms of the Company’s commitment under the agreement did not change upon iStar’s contribution of the Ground Lease to the Ground Lease Plus Fund and in January 2024 the Company acquired the Ground Lease from the Ground Lease Plus Fund for $38.3 million. The Company has a noncontrolling interest in the Ground Lease Plus Fund and an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) has a noncontrolling interest in the Ground Lease Plus Fund. In addition, the Ground Lease documents contain future funding obligations to the Ground Lease tenant of approximately $51.8 million of leasehold improvement allowance upon achievement of certain milestones. In May 2023, certain milestones were met by the tenant as it exited the pre-development stage and the tenant began accessing the leasehold improvement allowance. As of December 31, 2023, the Company funded $23.7 million of the leasehold improvement allowance.

In June 2021, the Company acquired from iStar a purchase option agreement for $1.2 million, which amount was equal to the deposit previously made by iStar under such option agreement plus assumption of iStar’s out of pocket costs and expenses in connection with entering into such option agreement. Under the option agreement, the Company had the right to acquire for $215.0 million a property that is under a separate option for the benefit of a third party, whereby such third party has the right to enter into a Ground Lease and develop approximately 1.1 million square feet of office space. In September 2023, the Company terminated its acquisition right under the option agreement for $0.3 million and recognized a loss of $1.9 million, inclusive of the derecognition of previously-capitalized deal structuring costs. The loss is recorded in “Other expense” in the Company’s consolidated statements of operations.

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

During the year ended December 31, 2023, the Company recorded $19.4 million in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws. As of December 31, 2023, Star Holdings owned approximately 19.0% of the Company’s common stock outstanding through a wholly-owned subsidiary.

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

Note 15—Subsequent Events

In January 2024, the Company acquired a Ground Lease from the Ground Lease Plus Fund for $38.3 million (refer to Note 14).

Safehold Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2023

($ in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Acquired	(Years)
Detroit, MI	$31,961	(2)	$29,086	$—	$—	$29,086	$—	$29,086	$—	2017	N/A
Dallas, TX	3,736	(2)	1,954	—	—	1,954	—	1,954	—	2017	N/A
Dallas, TX	4,151	(2)	2,751	—	—	2,751	—	2,751	—	2017	N/A
Atlanta, GA	7,577	(2)	4,097	—	—	4,097	—	4,097	—	2017	N/A
Milwaukee, WI	3,633	(2)	4,638	51,323	—	4,638	51,323	55,961	8,672	2017	40	(3)
Washington, DC	5,190	(2)	1,484	—	—	1,484	—	1,484	—	2017	N/A
Minneapolis, MN	1,452	(2)	716	—	—	716	—	716	—	2017	N/A
Durango, CO	16,604	(2)	1,415	17,080	—	1,415	17,080	18,495	3,666	2017	35	(3)
Rohnert Park, CA	19,300	(2)	5,869	13,752	—	5,869	13,752	19,621	3,668	2017	32	(3)
Salt Lake City, UT	55,312	(2)	8,573	40,583	—	8,573	40,583	49,156	8,024	2017	34	(3)
San Diego, CA	38,084	(2)	5,077	24,096	—	5,077	24,096	29,173	5,033	2017	33	(3)
Seattle, WA	40,000	(2)	7,813	45,562	—	7,813	45,562	53,375	11,216	2017	30	(3)
Los Angeles, CA	57,936	(2)	72,836	—	—	72,836	—	72,836	—	2017	N/A
Los Angeles, CA	62,764	(2)	68,140	—	—	68,140	—	68,140	—	2017	N/A
Atlanta, GA	—		6,300	—	—	6,300	—	6,300	—	2017	N/A
Washington, DC	23,100	(2)	27,354	—	—	27,354	—	27,354	—	2018	N/A
Orlando, FL	7,800	(2)	6,626	—	—	6,626	—	6,626	—	2018	N/A
Raleigh-Durham, NC	11,940	(2)	4,502	—	—	4,502	—	4,502	—	2018	N/A
Atlanta, GA	9,882	(2)	8,478	—	—	8,478	—	8,478	—	2018	N/A
San Diego, CA	—		8,168	—	—	8,168	—	8,168	—	2018	N/A
Washington, DC	10,000	(2)	15,217	—	—	15,217	—	15,217	—	2018	N/A
Phoenix, AZ	—		5,996	—	—	5,996	—	5,996	—	2018	N/A
Washington, DC	—		21,478	—	—	21,478	—	21,478	—	2018	N/A
Miami, FL	6,000	(2)	9,170	—	—	9,170	—	9,170	—	2018	N/A
Miami, FL	2,471	(2)	3,735	—	—	3,735	—	3,735	—	2018	N/A
Washington, DC	95,000	(2)	121,100	—	—	121,100	—	121,100	—	2018	N/A
Nashville, TN	17,500	(2)	13,505	—	—	13,505	—	13,505	—	2018	N/A
Portland, OR	—		3,641	—	—	3,641	—	3,641	—	2019	N/A
San Antonio, TX	10,000	(2)	2,103	836	—	2,103	836	2,939	121	2019	40
Riverside, CA	—		11,399	—	—	11,399	—	11,399	—	2019	N/A
San Ramon, CA	—		19,635	—	—	19,635	—	19,635	—	2020	N/A
Washington, DC	—		44,883	—	—	44,883	—	44,883	—	2020	N/A
North Carolina	—		168	—	—	168	—	168	—	2023	N/A
North Carolina	—		226	—	—	226	—	226	—	2023	N/A
North Carolina	—		203	—	—	203	—	203	—	2023	N/A
Tennessee	—		252	—	—	252	—	252	—	2023	N/A
Tennessee	—		436	—	—	436	—	436	—	2023	N/A
Tennessee	—		147	—	—	147	—	147	—	2023	N/A
Tennessee	—		185	—	—	185	—	185	—	2023	N/A
North Carolina	—		245	—	—	245	—	245	—	2023	N/A
North Carolina	—		299	—	—	299	—	299	—	2023	N/A
Tennessee	—		291	—	—	291	—	291	—	2023	N/A
Tennessee	—		453	—	—	453	—	453	—	2023	N/A
Tennessee	—		461	—	—	461	—	461	—	2023	N/A
Real estate available and held for sale
Various	—		978	8,733	—	978	8,733	9,711	—	2023	N/A
Total (4)	$541,393		$552,083	$201,965	$—	$552,083	$201,965	$754,048	$40,400
(1)	The aggregate cost for Federal income tax purposes was approximately $1.0 billion as of December 31, 2023.
(2)	Pledged as collateral under mortgages.
(3)	These properties have land improvements with depreciable lives from 7 to 12 years.
(4)	Includes real estate available and held for sale.

The following table reconciles real estate and real estate available and held for sale for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Beginning balance	$740,971	$740,971	$752,420
Acquisitions(1)	14,585	—	—
Sales(1)	(1,508)	—	—
Transfer to net investment in sales-type lease	—	—	(11,449)
Ending balance(2)	$754,048	$740,971	$740,971
(1)	Represents real estate available and held for sale.
(2)	Includes real estate and real estate available and held for sale.

The following table reconciles accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Beginning balance	$34,371	$28,343	$22,314
Additions	6,029	6,028	6,029
Ending balance	$40,400	$34,371	$28,343

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

Based upon their evaluation as of December 31, 2023, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

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

Based on management’s assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2023.

The Company’s effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting—There have been no changes during the last fiscal quarter in the Company’s internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

2024 Annual Meeting of Stockholders

On February 7, 2024, our board of directors established May 15, 2024 as the date of our 2024 annual meeting of stockholders (the “2024 Annual Meeting”). The time and location of the 2024 Annual Meeting will be specified in the Company’s proxy statement for the 2024 Annual Meeting. Because the date of the 2024 Annual Meeting is more than 30 days before the anniversary of our 2023 annual meeting of stockholders, the Company is informing stockholders of this change in accordance with Rule 14a-15(f) under the Exchange Act and is informing stockholders of the new dates described below for submitting stockholder proposals and other matters.

In accordance with Rule 14a-8 under the Exchange Act, stockholder proposals intended to be presented at the 2024 Annual Meeting and included in our 2024 proxy materials must be sent in writing, by certified mail, return receipt requested, to us at our principal office, addressed to our corporate secretary, and must be received by us no later than a reasonable time before we begin to print and mail the proxy materials for the 2024 Annual Meeting. Accordingly, our board of directors has fixed the new deadline for submission of proposals to be included in our 2024 proxy statement as February 23, 2024.

In order for a stockholder proposal submitted outside of Rule 14a-8 to be considered at our 2024 Annual Meeting, the proposal must contain the information required by our bylaws and be received by us in accordance with our bylaws. Pursuant to our current bylaws, stockholder proposals made outside of Rule 14a-8 under the Exchange Act must be delivered between the 150th day prior to the date of the 2024 Annual Meeting and the later of (i) the 120th day prior to the date of the 2024 Annual Meeting or (ii) the tenth day following the date on which public announcement of the date of the 2024 Annual Meeting is first made. Accordingly, the deadline for shareholder proposals submitted outside of Rule 14a-8 is February 23, 2024.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.   Executive Compensation

Portions of the Company’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.   Principal Registered Public Accounting Firm Fees and Services

Portions of the Company’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	and (c) Financial statements and schedule—see Index to Financial Statements and Schedule included in Item 8.
(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
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

4.5	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed April 4, 2023)
4.6	Specimen Common Stock Certificate of Safehold Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File no. 333-271113), filed April 4, 2023)
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
10.14

Amended and Restated Credit Agreement, dated as of March 31, 2023, by and between Star Holdings, as borrower, and Safehold Inc., as lender (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K, filed April 4, 2023).

10.15

First Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2023, by and between Star Holdings, as borrower, and Safehold Inc., as lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2023)

10.16	Stockholder’s Agreement, between Safety, Income and Growth, Inc., and SFTY Venture LLC (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K, filed April 4, 2023).
10.17

Registration Rights Agreement, among Safety, Income and Growth, Inc., SFTY Venture LLC and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K, filed April 4, 2023).

+10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K, filed April 4, 2023).
+10.19	Amended and Restated 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2023).
+10.20	2013 Performance Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on April 11, 2014).
+10.21	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 25, 2007).
+10.22	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008).
+10.23	Form of Award Agreement for Investment Pool (incorporated by reference to Exhibit 10.7 to our Form 10-K/A for the year ended December 31, 2014, filed on March 27, 2015).
+10.24	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.19 to our Current Report on Form 8-K, filed April 4, 2023).
+10.25

Omnibus Assignment, Assumption and Amendment Agreement, dated as of March 31, 2023, by and among Safehold Inc., CARET Ventures LLC, Caret Management LLC, and Safehold GL Holdings LLC (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K, filed April 4, 2023).

+10.26	Amended Caret Performance Incentive Plan (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, filed April 4, 2023).
+10.27	Form of Caret Performance Incentive Award (incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K, filed April 4, 2023).
10.28

Subscription Agreement, dated as of August 10, 2022, by and among CARET Ventures LLC, Safehold Inc., the investor signatories thereto, and, solely with respect to Sections 1.1(b) and 6.1-6.18, MSD Capital, L.P. (incorporated by reference to Annex D of our Registration Statement on Form S-4/A (File No. 333-268822), filed January 26, 2023).

10.29	Amended and Restated Limited Liability Company Agreement of Safehold GL Holdings LLC (incorporated by reference to Exhibit 10.24 to our Current Report on Form 8-K, filed April 4, 2023).
10.30

Purchase and Sale Agreement, dated as of February 2, 2022, among iStar Net Lease I LLC, iStar Net Lease II LLC and other seller parties, and Carlyle Net Lease Income, L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 2, 2022).

21.1*	Subsidiaries of the Company
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
23.1*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
97*	Safehold Inc. Policy for Recovery of Erroneously Awarded Compensation
101**	Interactive data file
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*	Filed herewith.
**

In accordance with Rule 406T of Regulation S-T, the Inline XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safehold Inc. Registrant
Date:	February 13, 2024	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2024	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer (principal executive officer)

Date:	February 13, 2024	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer (principal financial officer and
principal accounting officer)

Date:	February 13, 2024	/s/ JESSE HOM
Jesse Hom Director

Date:	February 13, 2024	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 13, 2024	/s/ JAY S. NYDICK
Jay S. Nydick Director

Date:	February 13, 2024	/s/ BARRY RIDINGS
Barry Ridings Director

Date:	February 13, 2024	/s/ STEFAN M. SELIG
Stefan M. Selig Director