Form 10-Q
period 2024-03-31
Safehold Inc.
filed 2024-05-07
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2024
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

As of May 6, 2024, there were 71,435,142 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Net investment in sales-type leases ($907 and $465 of allowances as of March 31, 2024 and December 31, 2023, respectively)	$3,341,658	$3,255,195
Ground Lease receivables, net ($692 and $369 of allowances as of March 31, 2024 and December 31, 2023, respectively)	1,661,063	1,622,298
Real estate
Real estate, at cost	743,423	744,337
Less: accumulated depreciation	(41,907)	(40,400)
Real estate, net	701,516	703,937
Real estate-related intangible assets, net	212,657	211,113
Real estate available and held for sale	10,625	9,711
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	924,798	924,761
Loans receivable, net - related party ($2,392 and $2,429 of allowances as of March 31, 2024 and December 31, 2023, respectively)	112,179	112,111
Equity investments	275,295	310,320
Cash and cash equivalents	11,284	18,761
Restricted cash	27,891	27,979
Deferred tax asset, net	6,744	7,619
Deferred operating lease income receivable	187,750	180,032
Deferred expenses and other assets, net(2)	124,877	89,238
Total assets	$6,673,539	$6,548,314
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$118,593	$134,518
Real estate-related intangible liabilities, net	63,546	63,755
Debt obligations, net	4,142,878	4,054,365
Total liabilities	4,325,017	4,252,638
Commitments and contingencies (refer to Note 10)
Redeemable noncontrolling interests (refer to Note 3)	19,011	19,011
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 71,435 and 71,077 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	714	711
Additional paid-in capital	2,190,671	2,184,299
Retained earnings	65,630	47,580
Accumulated other comprehensive income (loss)	26,458	(1,337)
Total Safehold Inc. shareholders' equity	2,283,473	2,231,253
Noncontrolling interests	46,038	45,412
Total equity	2,329,511	2,276,665
Total liabilities, redeemable noncontrolling interests and equity	$6,673,539	$6,548,314
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of March 31, 2024 and December 31, 2023, includes $6.6 million and $7.1 million, respectively, due from related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenues:
Interest income from sales-type leases	$63,218	$57,062
Operating lease income	21,003	20,901
Interest income - related party(1)	2,357	—
Other income(2)	6,635	366
Total revenues	93,213	78,329
Costs and expenses:
Interest expense	48,631	40,873
Real estate expense	1,079	1,206
Depreciation and amortization	2,487	2,398
General and administrative(3)	15,628	15,067
Provision for credit losses	709	2,242
Other expense	91	14,089
Total costs and expenses	68,625	75,875
Income (loss) from operations before other items	24,588	2,454
Earnings from equity method investments	6,912	2,262
Net income (loss) before income taxes	31,500	4,716
Income tax expense	(471)	—
Net income (loss)	31,029	4,716
Net (income) attributable to noncontrolling interests	(301)	(34)
Net income (loss) attributable to Safehold Inc. common shareholders	$30,728	$4,682

Per common share data:
Net income (loss)
Basic	$0.43	$0.07
Diluted	$0.43	$0.07
Weighted average number of common shares:
Basic	71,170	63,672
Diluted	71,240	63,672
(1)	Refer to Note 6.
(2)	For the three months ended March 31, 2024, includes $5.5 million of management fees from related parties.
(3)	For the three months ended March 31, 2023, includes $8.3 million of general and administrative expenses incurred to related parties that includes management fees and expense reimbursements to the Former Manager (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$31,029	$4,716
Other comprehensive income:
Reclassification of (gains) losses on derivatives into earnings	(1,615)	943
Unrealized gain (loss) on derivatives	29,410	(28,424)
Other comprehensive income (loss):	27,795	(27,481)
Comprehensive income (loss)	58,824	(22,765)
Comprehensive (income) attributable to noncontrolling interests	(301)	(34)
Comprehensive income (loss) attributable to Safehold Inc.	$58,523	$(22,799)

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings	Other
	Noncontrolling	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance at December 31, 2023	$19,011	$711	$2,184,299	$47,580	$(1,337)	$45,412	$2,276,665
Net income	—	—	—	30,728	—	301	31,029
Issuance of common stock, net / amortization	—	3	6,372	—	—	373	6,748
Dividends declared ($0.177 per share)	—	—	—	(12,678)	—	—	(12,678)
Change in accumulated other comprehensive income	—	—	—	—	27,795	—	27,795
Change in noncontrolling interests	—	—	—	—	—	123	123
Distributions to noncontrolling interests	—	—	—	—	—	(171)	(171)
Balance at March 31, 2024	$19,011	$714	$2,190,671	$65,630	$26,458	$46,038	$2,329,511

Balance at December 31, 2022	$19,011	$624	$1,986,417	$151,226	$3,281	$4,056	$2,145,604
Impact from adoption of new accounting standard	—	—	—	(640)	—	—	(640)
Net income	—	—	—	4,682	—	34	4,716
Issuance of common stock, net / amortization	—	3	10,476	—	—	9	10,488
Dividends declared ($0.177 per share)	—	—	—	(11,104)	—	—	(11,104)
Change in accumulated other comprehensive income	—	—	—	—	(27,481)	—	(27,481)
Contributions from noncontrolling interests, net	—	—	(1,443)	—	—	23,914	22,471
Distributions to noncontrolling interests	—	—	—	—	—	(515)	(515)
Merger consideration (refer to Note 1 and Note 3)	—	12	35,576	—	—	—	35,588
Balance at March 31, 2023	$19,011	$639	$2,031,026	$144,164	$(24,200)	$27,498	$2,179,127

(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$31,029	$4,716
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,487	2,398
Stock-based compensation expense	4,765	4,680
Deferred operating lease income	(7,718)	(7,827)
Non-cash interest income from sales-type leases	(21,857)	(20,380)
Non-cash interest expense	2,878	3,026
Amortization of real estate-related intangibles, net	577	576
Provision for credit losses	709	2,242
Earnings from equity method investments	(6,912)	(2,262)
Distributions from operations of equity method investments	3,647	547
Amortization of premium, discount and deferred financing costs on debt obligations, net	1,862	1,796
Non-cash management fees	—	5,199
Other operating activities	(1,877)	1,573
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	(1,992)	(3,586)
Changes in accounts payable, accrued expenses and other liabilities	(10,662)	489
Cash flows used in operating activities	(3,064)	(6,813)
Cash flows from investing activities:
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(79,201)	(69,904)
Origination of loans receivable, net	—	(114,450)
Payment for merger consideration	—	(88,685)
Cash and cash equivalents acquired upon merger	—	3,213
Contributions to equity method investments	(9,192)	(140)
Distributions from equity method investments	19,465	—
Funding reserves received from Ground Lease tenant net of disbursements	—	(218)
Funding of cash collateral for debt obligations	(19,112)	—
Proceeds received from derivative transaction	9,687	—
Other investing activities	3,650	251
Cash flows used in investing activities	(74,703)	(269,933)
Cash flows from financing activities:
Proceeds from debt obligations	416,871	280,000
Repayments of debt obligations	(326,000)	—
Payments for deferred financing costs	(4,281)	(4,610)
Dividends paid to common shareholders	(12,572)	(22,144)
Payment of offering costs	(51)	—
Payments for withholding taxes upon vesting for stock-based compensation	(3,594)	—
Distributions to noncontrolling interests	(171)	(515)
Contributions from noncontrolling interests	—	23,914
Cash flows provided by financing activities	70,202	276,645
Changes in cash, cash equivalents and restricted cash	(7,565)	(101)
Cash, cash equivalents and restricted cash at beginning of period	46,740	48,390
Cash, cash equivalents and restricted cash at end of period	$39,175	$48,289

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$11,284	$20,335
Restricted cash	27,891	27,954
Total cash and cash equivalents and restricted cash	$39,175	$48,289
Supplemental disclosure of non-cash investing and financing activity:
Debt obligations assumed (refer to Note 3)	$—	$99,995
Issuance of common stock for acquisition of assets (refer to Note 3)	—	35,588
Dividends declared to common shareholders	12,672	2
Accruals for payments of withholding taxes upon vesting for stock-based compensation	1,465	—
Accrued finance costs	326	—
Accrued offering costs	—	1,443

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

The Company intends to target investments in long-term Ground Leases in which: (i) the initial cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land (“Combined Property Value”); (ii) the ratio of property net operating income to the Ground Lease payment due the Company (“Ground Rent Coverage”) is between 2.0x to 4.5x, and for this purpose the Company uses estimates of the stabilized property net operating income if it does not receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. As Ground Lease lessor, the Company typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon tenant default and the termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for potential value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Star Holdings was capitalized in part with an 8.0%, four-year term loan from the Company having an initial principal amount of $115.0 million, as well as SOFR plus 3.00% bank debt with an initial principal balance of $140.0 million from Morgan Stanley Bank, N.A. which is secured by approximately 13.5 million shares of the Company (refer to Note 6).

In connection with the Spin-Off, Safehold Management Services Inc. (“SpinCo Manager”), a Delaware corporation and a subsidiary of the Company, entered into a management agreement with Star Holdings effective as of March 31, 2023, pursuant to which SpinCo Manager will continue to operate and pursue the orderly monetization of Star Holding’s assets. Star Holdings paid SpinCo Manager an annual management fee of $25.0 million for the term ended March 31, 2024. The annual fee declines to $15.0 million, $10.0 million and $5.0 million, respectively, for each of the following annual terms, and adjusts to 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock, thereafter. The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of March 31, 2024, the total assets of these consolidated VIEs were $74.5 million and total liabilities were $30.0 million. The

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

classifications of these assets are primarily within “Net investment in sales-type leases,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of March 31, 2024.

Note 3—Summary of Significant Accounting Policies

Significant Accounting Policies

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

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of March 31, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,342	$3,683	$3,255	$3,118
Ground Lease receivables(1)	1,661	1,867	1,622	1,603
Loans receivable, net - related party(1)	112	114	112	114
Cash and cash equivalents(2)	11	11	19	19
Restricted cash(2)	28	28	28	28

Liabilities
Debt obligations, net(1)
Level 1	1,034	914	739	617
Level 3	3,109	2,579	3,315	2,874
Total debt obligations, net	4,143	3,493	4,054	3,491
(1)	The fair value of the Company’s net investment in sales-type leases, Ground Lease receivables and loans receivable, net – related party are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Redeemable Noncontrolling Interests—In February 2022, the Company sold 108,571 Caret units (refer to Note 12) for $19.0 million to third-party investors and received a commitment from an existing shareholder (which is affiliated with one of the Company’s independent directors) for the purchase of 28,571 Caret units for $5.0 million. As part of the sale, the Company agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units, or securities into which they may be exchanged, within two years of the sale. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction have the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at their original purchase price less the amount of distributions previously made on such units. During the three months ended March 31, 2024, the redemption option was extended to April 2024. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed at the original purchase price less the amount of distributions previously made on such units.

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

The Company’s acquisition of iStar in 2023 was accounted for as a business combination. For business combinations, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the Company’s consolidated balance sheets. In a business combination, the difference, if any, between the purchase consideration and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain.

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

The fair value of financial instruments, which could include loans receivable or net investment in sales-type leases, is based on current market conditions and loan or lease agreements in place. The fair value of tangible assets, which could include land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of right of use lease assets, above-market leases and in-place leases. As lessee, right of use lease assets and lease liabilities are measured at the present value of lease payments not yet paid, discounted at the implied rate charged by the lessor if that rate is readily determinable, or if that rate is not readily determinable, the Company's incremental borrowing rate, as of the date of the acquisition. As lessee, operating lease

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

right of use assets are included in “Deferred expenses and other assets, net” and operating lease liabilities are recorded in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. As lessee, above-market operating lease intangibles and below-market lease assets are each recorded at their fair values and included in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets.

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

The Merger was accounted for as a business combination pursuant to ASC 805 and all Merger related costs were expensed as incurred. The Company recorded $18.7 million of Merger expenses during the three months ended March 31, 2023, of which $13.9 million was recorded in “Other expense” and $4.8 million was recorded in “General and administrative” in the Company’s consolidated statements of operations. During the three months ended March 31, 2023, the Company also recorded $0.6 million of related non-recurring charges in “Other expense” and a provision for credit losses of $2.3 million on the Secured Term Loan Facility (refer to Note 6) which was originated at the time of the Merger in conjunction with the Spin-Off. Excluding $3.0 million of related non-recurring charges and the $2.3 million provision for credit losses on the Secured Term Loan Facility, through March 31, 2024, the Company has incurred $26.6 million of Merger expenses.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth the preliminary allocation as of March 31, 2023 of the purchase consideration to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, recognized as a result of the acquisition described in Note 1 above, measurement period adjustments and a final allocation of the purchase consideration ($ in thousands):

	Preliminary	Measurement	Final
	Purchase Price Allocation	Period Adjustments	Purchase Price Allocation
Cash and cash equivalents	$3,213	$—	$3,213
Real estate	1,508	—	1,508
Equity investments(1)	61,247	—	61,247
Deferred tax asset(2)	—	6,292	6,292
Deferred expenses and other assets(2)(3)	25,442	6,480	31,922
Total assets acquired	91,410	12,772	104,182

Accounts payable, accrued expenses and other liabilities(2)(4)	(22,939)	(2,340)	(25,279)
Debt obligations(5)	(99,995)	—	(99,995)
Total liabilities assumed	(122,934)	(2,340)	(125,274)

Net identifiable (liabilities assumed) assets acquired	(31,524)	10,432	(21,092)

Purchase consideration	$124,273	$—	$124,273
Add: net identifiable liabilities assumed	31,524	(10,432)	21,092
Goodwill(6)	155,797	(10,432)	145,365
(1)	Equity investments were valued using discount rates between 7.2% and 13.9% and are classified as Level 3 within the fair value hierarchy.
(2)	During the three months ended June 30, 2023, the Company recorded a deferred tax asset in the amount of $6.3 million, net of a valuation allowance in the amount of $2.8 million, and reduced goodwill by $6.3 million. The net deferred tax asset relates to net operating loss carryovers to which the Company’s taxable REIT subsidiary is a successor and were finalized upon filing tax returns subsequent to the Merger for periods prior to the Merger. During the three months ended September 30, 2023, the Company recognized $6.5 million of deferred expenses and other assets related to final state tax receivables and $2.3 million in accounts payable, accrued expenses and other liabilities as a result of finalizing its tax returns which produced additional information not available at the time of the Merger. The following table presents a rollforward of the Company’s goodwill:

Balance at December 31, 2022	$—
Goodwill recognized at Merger	155,797
Reduction to goodwill resulting from measurement period adjustments	(10,432)
Impairment	(145,365)
Balance at December 31, 2023	$—
(3)	Deferred expenses and other assets includes $11.0 million attributable to operating lease right of use assets, $4.7 million attributable to prepaid expenses resulting from the settlement of iStar’s compensation plans, $2.1 million attributable to in-place prepaid contracts, $1.3 million attributable to office furniture and equipment and $6.3 million attributable to other receivables.
(4)	Accounts payable, accrued expenses and other liabilities primarily includes a $14.2 million operating lease liability. In addition, under the Merger Agreement, iStar was required to fund its share of merger-related costs and to provide sufficient cash to fund any unresolved corporate obligations and accrued liabilities or costs yet-to-be incurred prior to the Merger. Accounts payable, accrued expenses and other liabilities includes approximately $8.7 million of obligations assumed from iStar, which are offset with corresponding amounts in cash and cash equivalents and amounts receivable in deferred expenses and other assets, net sufficient to settle such obligations.
(5)	Debt obligations were valued using a discount rate of 6.7% and are classified as Level 3 within the fair value hierarchy.
(6)	Goodwill is calculated as the excess of purchase consideration over the fair value of the net identifiable assets acquired and primarily relates to the acquisition of iStar’s workforce and future synergies expected to be realized after the completion of the Merger.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table summarizes the Company's pro forma revenues and net income (loss) for the three months ended March 31, 2023 as if the Merger described in Note 1 was completed on January 1, 2022 ($ in thousands):(1)

Pro forma revenues	$ 97,256
Pro forma net income	34,288

(1)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves disclosures for reportable segments primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

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

In May 2023, the Company entered into a joint venture with a sovereign wealth fund, which is also an existing shareholder, focused on new acquisitions for certain Ground Lease investments. The Company committed approximately $275 million for a 55% controlling interest in the joint venture and the sovereign wealth fund committed approximately $225 million for a 45% noncontrolling interest in the joint venture. Each party’s commitment is

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

discretionary. The joint venture is a voting interest entity and the Company consolidates the joint venture in its financial statements due to its controlling interest. The Company’s joint venture partners’ interest is recorded in “Noncontrolling interests” on the Company’s consolidated balance sheets. The Company receives a management fee, measured on an asset-by-asset basis, equal to 25 basis points on invested equity for such asset for the first five years following its acquisition, and 15 basis points on invested equity thereafter. The Company will also receive a promote of 15% over a 9% internal rate of return, subject to a 1.275x multiple on invested capital. The venture has first look rights on qualifying investments for 18 months. Since formation, the joint venture acquired three Ground Leases for an aggregate purchase price of $60.1 million, of which $36.2 million has been funded as of March 31, 2024.

In January 2024, the Company acquired a Ground Lease from the Ground Lease Plus Fund for $38.3 million, excluding $36.5 million funded by the Company pursuant to a leasehold improvement allowance (refer to Note 14).

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Total undiscounted cash flows(1)	$31,878,760	$30,586,189
Unguaranteed estimated residual value(1)	2,982,536	2,946,928
Present value discount	(31,518,731)	(30,277,457)
Allowance for credit losses	(907)	(465)
Net investment in sales-type leases(2)	$3,341,658	$3,255,195
(1)	As of March 31, 2024, total discounted cash flows were approximately $3,312 million and the discounted unguaranteed estimated residual value was $30.8 million. As of December 31, 2023, total discounted cash flows were approximately $3,225 million and the discounted unguaranteed estimated residual value was $30.4 million.
(2)	As of March 31, 2024 and December 31, 2023, $16.5 million and $16.4 million, respectively, was attributable to noncontrolling interests.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Three Months Ended March 31, 2024
Beginning balance	$3,255,195	$1,622,298	$4,877,493
Origination/acquisition/fundings(1)	71,978	32,158	104,136
Accretion	14,927	6,930	21,857
Provision for credit losses	(442)	(323)	(765)
Ending balance(2)	$3,341,658	$1,661,063	$5,002,721

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Three Months Ended March 31, 2023
Beginning balance	$3,106,599	$1,374,716	$4,481,315
Impact from adoption of new accounting standard	(351)	(199)	(550)
Origination/acquisition/fundings(1)	19,331	50,803	70,134
Accretion	14,226	6,154	20,380
Recovery of credit losses	26	4	30
Ending balance(2)	$3,139,831	$1,431,478	$4,571,309
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of March 31, 2024 and December 31, 2023, all of the Company’s net investment in sales-type leases and Ground Lease receivables were current in their payment status. As of March 31, 2024, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.2% and 5.4%, respectively. As of March 31, 2024, the weighted average remaining life of the Company’s 34 Ground Lease receivables was 97.9 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Allowance for Credit Losses—Changes in the Company’s allowance for credit losses on net investment in sales-type leases and Ground Lease receivables for the three months ended March 31, 2024 and 2023 were as follows ($ in thousands):

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Three Months Ended March 31, 2024	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$387	$78	$—	$465
Provision for credit losses(1)	325	117	11	453
Allowance for credit losses at end of period(2)	$712	$195	$11	$918

	Ground Lease receivables
	Stabilized	Development	Unfunded
Three Months Ended March 31, 2024	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$123	$246	$37	$406
Provision for credit losses(1)	111	212	1	324
Allowance for credit losses at end of period(2)	$234	$458	$38	$730

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Three Months Ended March 31, 2023	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard(3)	280	71	6	357
Recovery of credit losses(1)	(25)	(1)	(5)	(31)
Allowance for credit losses at end of period(2)	$255	$70	$1	$326

	Ground Lease receivables
	Stabilized	Development	Unfunded
Three Months Ended March 31, 2023	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard(3)	102	97	84	283
Provision for (recovery of) credit losses(1)	(9)	5	(21)	(25)
Allowance for credit losses at end of period(2)	$93	$102	$63	$258
(1)	During the three months ended March 31, 2024, the Company recorded a provision for credit losses on net investment in sales-type leases and Ground Lease receivables of $0.5 million and $0.3 million, respectively. The provision for credit losses was due primarily to current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2023. During the three months ended March 31, 2023, the Company recorded a recovery of credit losses on net investment in sales-type leases and Ground Lease receivables of $31 thousand and $25 thousand, respectively. The recovery of credit losses on net investment in sales-type leases and Ground Lease receivables was due primarily to an improving macroeconomic forecast since December 31, 2023.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.
(3)	On January 1, 2023, the Company recorded an allowance for credit losses on net investment in sales-type leases of $0.4 million and an allowance for credit losses on Ground Lease receivables of $0.2 million upon the adoption of ASU 2016-13, of which an aggregate of $0.1 million related to expected credit losses for unfunded commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s amortized cost basis in Ground Lease receivables, presented by year of origination and by stabilized or development status, was as follows as of March 31, 2024 ($ in thousands):

	Year of Origination
	2024	2023	2022	2021	2020	Prior to 2020	Total
Ground Lease receivables
Stabilized properties	$—	$19,209	$153,704	$198,044	$181,567	$452,303	$1,004,827
Development properties	—	142	579,251	77,535	—	—	656,928
Total	$—	$19,351	$732,955	$275,579	$181,567	$452,303	$1,661,755

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

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2024, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2024 (remaining nine months)	$86,556	$2,955	$440	$89,951
2025	108,927	4,001	586	113,514
2026	111,308	4,067	586	115,961
2027	113,331	4,135	586	118,052
2028	115,355	4,294	637	120,286
Thereafter	30,059,026	1,162,938	99,032	31,320,996
Total undiscounted cash flows	$30,594,503	$1,182,390	$101,867	$31,878,760

During the three months ended March 31, 2024 and 2023, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended March 31, 2024	Leases	Receivables	Total
Cash	$27,270	$14,091	$41,361
Non-cash	14,927	6,930	21,857
Total interest income from sales-type leases	$42,197	$21,021	$63,218

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended March 31, 2023	Leases	Receivables	Total
Cash	$24,882	$11,804	$36,686
Non-cash	14,222	6,154	20,376
Total interest income from sales-type leases	$39,104	$17,958	$57,062

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 5—Real Estate, Real Estate-Related Intangibles and Real Estate Available and Held for Sale

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	March 31, 2024	December 31, 2023
Land and land improvements, at cost	$550,191	$551,105
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(41,907)	(40,400)
Total real estate, net	$701,516	$703,937
Real estate-related intangible assets, net	212,657	211,113
Real estate available and held for sale(1)	10,625	9,711
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	$924,798	$924,761
(1)	During the three months ended March 31, 2024, the Company transferred $0.9 million of real property that is being marketed for sale to real estate available and held for sale.

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of March 31, 2024
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(19,172)	$166,830
In-place lease assets, net(2)	68,551	(23,427)	45,124
Other intangible assets, net	750	(47)	703
Total	$255,303	$(42,646)	$212,657

	As of December 31, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(18,388)	$167,614
In-place lease assets, net(2)	65,345	(22,551)	42,794
Other intangible assets, net	750	(45)	705
Total	$252,097	$(40,984)	$211,113
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible asset	Location	2024	2023
Above-market lease assets (decrease to income)	Operating lease income	$784	$784
In-place lease assets (decrease to income)	Depreciation and amortization	876	889
Other intangible assets (decrease to income)	Operating lease income	2	2

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2024 (remaining nine months)	$5,000
2025	6,667
2026	3,288
2027	3,288
2028	3,280
(1)	As of March 31, 2024, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 80.7 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of March 31, 2024
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(5,072)	$63,546

	As of December 31, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(4,863)	$63,755
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible liability	Location	2024	2023
Below-market lease liabilities (increase to income)	Operating lease income	$208	$209

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2024, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent(1)	Rent	Total
2024 (remaining nine months)	$4,354	$13,284	$1,689	$8,264	$316	$27,907
2025	5,807	18,004	2,313	11,018	421	37,563
2026	5,807	18,370	2,357	986	421	27,941
2027	5,807	18,755	2,388	986	421	28,357
2028	5,807	19,101	2,421	986	304	28,619
Thereafter	429,125	4,289,009	430,688	14,841	—	5,163,663
(1)	During the three months ended March 31, 2024 and 2023, the Company recognized $4.6 million and $3.7 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations.

Note 6—Loan Receivable, net – Related Party

On March 31, 2023, the Company, as lender and as administrative agent, and Star Holdings, as borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million at Star Holding’s election (the “Incremental Term Loan Facility”, together with the Secured Term Loan Facility, as amended, the “Star Holdings Term Loan Facility”). During the three months ended March 31, 2024, the Company recorded $2.4 million of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income – related party” in the Company’s consolidated statements of operations. As of March 31, 2024, the Star Holdings Term Loan Facility had a principal balance of $115.0 million and a carrying value of $112.2 million. As of December 31, 2023, the Star Holdings Term Loan Facility had a principal balance of $115.0 million and a carrying value of $112.1 million.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

During the three months ended March 31, 2024, the Company recorded a recovery of credit losses of $68 thousand on the Star Holdings Term Loan Facility, including amounts on the Incremental Term Loan Facility, which was undrawn as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had $0.1 million and $0.1 million, respectively, of accrued interest receivable which is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. During the three months ended March 31, 2024, the Company did not reverse any accrued interest on its loan asset.

Note 7—Equity Investments

The Company’s equity investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings from
	Carrying Value		Equity Method Investments(1)
	as of		For the Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2024	2023
Equity investment
425 Park Avenue	$135,854	$135,288	$879	$835
32 Old Slip	53,718	52,425	1,425	1,427
Ground Lease Plus Fund(1)	29,589	73,428	889	—
Leasehold Loan Fund(2)	56,134	49,179	3,719	—
Total	$275,295	$310,320	$6,912	$2,262
(1)	As of March 31, 2024, the Company has a basis difference of $19.2 million in the Ground Lease Plus Fund that will be amortized over a weighted average remaining term of 106.3 years using the effective interest method. During the three months ended March 31, 2024, $0.2 million of the basis difference was amortized as an increase to earnings from equity method investments.
(2)	As of March 31, 2024, the Company has a basis difference of $10.2 million in the Leasehold Loan Fund that will be amortized over a weighted average remaining term of 2.8 years using the effective interest method. During the three months ended March 31, 2024, $1.0 million of the basis difference was amortized as an increase to earnings from equity method investments.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

In November 2021, iStar acquired land for $33.3 million and simultaneously structured and entered into a Ground Lease on which a multi-family project will be constructed (refer also to Note 14). In December 2021, iStar sold the Ground Lease to the Ground Lease Plus Fund and recognized no gain or loss on the sale. At the time of iStar’s acquisition in November 2021, the Company and iStar entered into an agreement pursuant to which the Company would acquire the land and related Ground Lease from the Ground Lease Plus Fund when certain construction related conditions are met by a specified time period. In January 2024, the Company acquired the Ground Lease from the Ground Lease Plus Fund for $38.3 million, excluding $36.5 million funded by the Company pursuant to a leasehold improvement allowance (refer to Note 14).

In June 2021, the Company entered into two agreements pursuant to each of which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. In January 2022, iStar sold the two Ground Leases to the Ground Lease Plus Fund, which remain subject to the June 2021 agreement with the Company.

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

In March 2021, iStar acquired land and simultaneously structured and entered into with the seller a Ground Lease on which a multi-family project will be constructed. iStar also committed to provide a $75.0 million construction loan to the Ground Lease tenant. In September 2021, the construction loan commitment was transferred to the Leasehold Loan Fund. As of March 31, 2024, the Leasehold Loan Fund funded $69.4 million of the commitment. The construction loan was repaid in full in April 2024.

In February 2022, the Leasehold Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a life science property. As of March 31, 2024, the Leasehold Loan Fund has not funded any of the commitment.

In June 2022, the Leasehold Loan Fund committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a mixed-use property. As of March 31, 2024, the Leasehold Loan Fund funded $40.8 million of the commitment.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 8—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2024	December 31, 2023
Operating lease right-of-use asset(1)	$32,929	$33,964
Interest rate hedge assets	49,036	34,864
Deferred finance costs, net(2)	4,078	3,692
Other assets(3)	35,418	13,210
Purchase deposits	2,090	2,090
Leasing costs, net	437	439
Corporate furniture, fixtures and equipment, net	889	979
Deferred expenses and other assets, net	$124,877	$89,238
(1)	Operating lease right-of-use asset (and operating lease liability below) relates primarily to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During both the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million in “Real estate expense” and $0.1 million in “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%. The Company also has operating leases for office space that it assumed from iStar in connection with the Merger (refer to Note 10).
(2)	Accumulated amortization of deferred finance costs was $12.3 million and $11.0 million as of March 31, 2024 and December 31, 2023, respectively.
(3)	As of March 31, 2024, includes $19.1 million of cash posted as temporary replacement collateral in a pool that has asset substitution rights related to certain of the Company’s debt obligations. As of March 31, 2024 and December 31, 2023, includes $6.2 million and $6.9 million, respectively, of management fees due from Star Holdings. Through March 31, 2024, the Company has earned $24.9 million of management fees from Star Holdings and as of March 31, 2024, $25.1 million of the transaction price is attributable to performance obligations that remain unsatisfied.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2024	December 31, 2023
Interest payable	$69,884	$68,821
Other liabilities	13,714	17,626
Dividends declared and payable	13,149	13,049
Operating lease liability(1)	14,437	15,751
Accrued expenses(2)	7,409	19,271
Accounts payable, accrued expenses and other liabilities	$118,593	$134,518
(1)	Refer to Note 10.
(2)	As of March 31, 2024 and December 31, 2023, accrued expenses includes accrued compensation, legal, audit and property expenses.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 9—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	March 31, 2024	December 31, 2023	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
6.10% senior notes	300,000	—	6.10%	April 2034
3.98% senior notes	475,000	475,000	3.98%	February 2052
5.15% senior notes	156,042	156,042	5.15%	May 2052
2021 Unsecured Revolver	911,000	1,117,000	Adjusted SOFR plus 0.90%	March 2026
2023 Unsecured Revolver	—	—	Adjusted SOFR plus 0.90%	July 2025
Trust preferred securities	100,000	100,000	Adjusted SOFR plus 1.50%	October 2035
Total unsecured financing	2,692,042	2,598,042
Total debt obligations	4,190,155	4,096,155
Debt premium, discount and deferred financing costs, net	(47,277)	(41,790)
Total debt obligations, net	$4,142,878	$4,054,365
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of March 31, 2024, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.32%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of March 31, 2024, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 7), unsecured senior notes and trust preferred securities were 4.04% and 3.57%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of March 31, 2024, $2.0 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of March 31, 2024, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

In February 2024, Portfolio Holdings (as issuer) and the Company (as guarantor) issued $300.0 million aggregate principal amount of 6.10% senior notes due April 2034 (the “6.10% Notes”). The 6.10% Notes were issued at 98.957% of the principal amount. The Company may redeem the 6.10% Notes in whole at any time or in part from time to time prior to January 1, 2034, at the Company’s option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 6.10% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 6.10% Notes are redeemed on or after January 1, 2034, the redemption price will be equal to 100% of the principal amount of the 6.10% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

2021 Unsecured Revolver—In March 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “2021 Unsecured Revolver”). In December 2021, the Company obtained additional lender commitments increasing the maximum availability to $1.35 billion. The 2021 Unsecured Revolver had an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and accrues interest at an annual rate of applicable SOFR plus 0.90%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.10%, subject to the Company’s credit ratings. In March 2024, the Company exercised one of its options to extend the maturity to March 2025. As of March 31, 2024, there was $439.0 million of undrawn capacity on the 2021 Unsecured Revolver. In April 2024, the Company entered into the 2024 Unsecured Revolver, which replaced the 2021 Unsecured Revolver (refer to Note 15).

2023 Unsecured Revolver—In January 2023, Portfolio Holdings, then known as Safehold Operating Partnership LP (as borrower) and the Company (as guarantor) closed on a new $500 million unsecured revolving credit facility (the “2023 Unsecured Revolver”). The 2023 Unsecured Revolver has a current borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.90%, subject to the Company’s credit ratings, with a maturity of July 31, 2025. As of March 31, 2024, there was $500.0 million of undrawn capacity on the 2023 Unsecured Revolver. In April 2024, the Company entered into the 2024 Unsecured Revolver, which replaced the 2023 Unsecured Revolver (refer to Note 15).

Trust Preferred Securities—The Company assumed trust preferred securities from iStar in connection with the Merger. The trust preferred securities bear interest at three-month Adjusted Term SOFR plus 1.50% and mature in October 2035.

Debt Covenants—The Company is subject to financial covenants under the 2021 Unsecured Revolver and the 2023 Unsecured Revolver, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2021 Unsecured Revolver and the 2023 Unsecured Revolver, as applicable. In addition, the 2021 Unsecured Revolver and the 2023 Unsecured Revolver contain customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes, 5.15% Notes and 6.10% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 6.10% Notes are also subject to a financial covenant limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or the Company’s existing or future material credit facilities, including the 2021 Unsecured Revolver and 2023 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of March 31, 2024, the Company was in compliance with all of its financial covenants.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Future Scheduled Maturities—As of March 31, 2024, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2024 (remaining nine months)	$—	$—	$—
2025	—	—	—
2026	—	911,000	911,000
2027	237,000	—	237,000
2028	79,193	—	79,193
Thereafter	1,181,920	1,781,042	2,962,962
Total principal maturities	1,498,113	2,692,042	4,190,155
Debt premium, discount and deferred financing costs, net	(26,236)	(21,041)	(47,277)
Total debt obligations, net	$1,471,877	$2,671,001	$4,142,878
(1)	As of March 31, 2024, the Company’s weighted average maturity for its secured mortgages was 27.3 years.

Note 10—Commitments and Contingencies

Lease Commitments—Future minimum lease obligations under non-cancelable operating leases as of March 31, 2024 are as follows ($ in thousands):(1)

2024 (remaining nine months)	$4,677
2025	6,223
2026	543
2027	543
2028	543
Thereafter	8,192
Total undiscounted cash flows(1)	20,721
Present value discount(2)	(6,284)
Lease liabilities	$14,437
(1)	Includes cash flows that relate to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease.
(2)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.7% and the weighted average remaining lease term is 8.8 years. The Company assumed its operating leases from iStar in connection with the Merger and therefore did not directly make any payments under its operating leases for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company made payments of $1.4 million related to its operating leases.

Unfunded Commitments—The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of March 31, 2024, the Company had $70.2 million of such commitments, excluding commitments to be funded by noncontrolling interests.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 14). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

when certain conditions are met. As of March 31, 2024, the Company had an aggregate $262.5 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

Other Commitments—Through the Leasehold Loan Fund, the Company will generally fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of March 31, 2024, the Company had $105.9 million of such commitments.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 ($ in thousands):(1)(2)(3)

	March 31, 2024	December 31, 2023
	Fair	Fair	Balance Sheet
Derivative Type	Value	Value	Location
Assets
Interest rate swaps	$49,036	$34,864	Deferred expenses and other assets, net
Total	$49,036	$34,864
Liabilities
Interest rate swaps	$—	$2,546	Accounts payable, accrued expenses and other liabilities
Total	$—	$2,546
(1)	As of March 31, 2024, the Company has two interest rate swap derivatives outstanding that mature in April 2028 and have an aggregate $500.0 million notional amount, which hedge in-place floating-rate debt. The Company also has three designated derivatives outstanding that protect the Company against interest rate volatility with respect to long-term debt to be placed in the future, which have an aggregate $350.0 million notional amount, one of which matures in December 2024 and two that mature in December 2025. These designated hedges protect the Company against interest rate volatility with respect to future debt with a tenor of approximately 30 years.
(2)	Over the next 12 months, the Company expects that $4.4 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as a decrease to interest expense.
(3)	The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy.

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

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2024 and 2023 ($ in thousands):

Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended March 31, 2024
Interest rate swaps	Interest expense	$29,410	$1,615
For the Three Months Ended March 31, 2023
Interest rate swaps	Interest expense	$(28,424)	$(943)

Note 12—Equity

Common Stock—At the effective time of the Merger on March 31, 2023, each share of Old SAFE common stock issued and outstanding immediately prior to the effective time (other than any shares owned directly by iStar or any of the wholly-owned subsidiaries of iStar and in each case not held on behalf of third parties) was converted into the right to receive one share of newly issued common stock of the Company. As of March 31, 2024, the Company has one class of common stock outstanding.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

In April 2023, the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement on Form S-3ASR. In addition, the Company and Portfolio Holdings entered into an ATM Equity Offering Sales Agreement (the “Primary Sales Agreement”) with the sales agents named therein pursuant to which the Company may sell, from time to time, shares of its common stock, $0.01 par value per share (“Common Stock”), having an aggregate gross sales price of up to $300.0 million (the “Primary Shares”) through or to the sales agents. The Company may sell the Primary Shares in amounts and at times to be determined by the Company from time to time but has no obligation to sell any of the Primary Shares. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock, capital needs and determinations by the Company of the appropriate sources of its funding. Through March 31, 2024, the Company has not sold any shares of its common stock through the Primary Sales Agreement.

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

Equity Plans—Old SAFE adopted an equity incentive plan to provide equity incentive opportunities to members of the Former Manager’s management team and employees who performed services for Old SAFE, Old SAFE’s non-management directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provided for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. Grants under the 2017 Equity Incentive Plan were recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. Prior to the effective time of the Merger, Old SAFE awarded all shares of Old SAFE common stock remaining available for issuance under the 2017 Equity Incentive Plan to members of its Former Manager’s management team and employees who performed services for Old SAFE. As of March 31, 2024, there were no shares available for issuance for future awards under Old SAFE’s 2017 Equity Incentive Plan.

iStar’s amended and restated 2009 Long-Term Incentive Program (the “LTIP”) was approved by stockholders in 2021 and remained in effect after the closing of the Merger. The LTIP is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the LTIP are made at the discretion of the Company’s Board of Directors. Grants under the LTIP are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. In March 2023, the Company granted awards to employees with an aggregate grant date fair value of $25.0 million, or $28.89 per share. In June 2023, the Company issued an aggregate 24,336 vested shares of its common stock with a grant date fair value of $23.58 per share to its directors in consideration for their annual service as directors. On June 20, 2023, the LTIP was further amended to, among other things, increase the aggregate number of shares of common stock available for issuance. As of March 31, 2024, an aggregate of 89,998 shares of the Company’s common stock remains available for awards under the LTIP. As of March 31, 2024, there was $12.5 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 2.2 years.

Caret Performance Incentive Plan—During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret Performance Incentive Plan participants, including certain of executives of iStar, and Old SAFE’s directors and service providers. Grants under the Original Caret Performance Incentive Plan were subject to vesting based on time-based service conditions and hurdles relating to Old SAFE’s common stock price, all of which have been satisfied. In connection with the Merger, certain of Old SAFE’s former executive officers, entered into re-vesting agreements pursuant to which the executives agreed to subject 25% of their previously vested Caret units to additional vesting conditions which will be satisfied on the second anniversary of the Merger, subject to the applicable executive’s continued employment through such date. In the event of a termination of the executive’s employment by the Company without “cause”, or due to the executive’s death, disability or retirement, the unvested Caret units shall continue to vest as and when the vesting conditions described above are satisfied.

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

Prior to the Merger, the Old SAFE compensation committee, and following the Merger, the Company’s compensation committee, approved the award of 76,801 new Caret units with an estimated grant date fair value of $8.1 million to executive officers and other employees, other than the Company’s Chief Executive Officer and the Company’s President and Chief Investment Officer, including 15,000 Caret units to the Company’s Chief Financial Officer. The new Caret unit awards were granted immediately following the Merger and the effectiveness of the Amended Caret Performance Incentive Plan, and cliff vest on the fourth anniversary of their grant date if the Company’s common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days during that four-year period. As of March 31, 2024, there was $6.1 million of total unrecognized compensation cost related to all unvested Caret units that is expected to be recognized over a remaining vesting/service period of 3.00 years.

As of March 31, 2024, and after giving effect to the Caret Restructuring and the post-Merger Caret unit awards, Amended Caret Performance Incentive Plan participants held 1,395,082 Caret units, representing 14.5% of the then-outstanding Caret units and 11.6% of the then-authorized Caret units.

During the three months ended March 31, 2024, the Company recognized $0.5 million in expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets. The Company did not incur expense from Caret units during the three months ended March 31, 2023.

401(K) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company’s Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s contributions, up to a maximum of 10% of the participants’ compensation. The Company made gross contributions of $0.4 million for the three months ended March 31, 2024.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Dividends—The Company (then known as iStar) elected to be taxed as a REIT beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2024 and 2023, the Company declared cash dividends on its common stock of $12.7 million, or $0.177 per share, and $11.1 million, or $0.177 per share, respectively.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 13—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$31,029	$4,716
Net (income) attributable to noncontrolling interests	(301)	(34)
Net income (loss) attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$30,728	$4,682

	Three Months Ended
	March 31,
	2024	2023
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$30,728	$4,682
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$30,728	$4,682

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic earnings per common share	71,170	63,672
Add: Effect of assumed shares under treasury stock method for restricted stock units	70	—
Weighted average common shares outstanding for diluted earnings per common share	71,240	63,672

Basic and diluted earnings per common share:(1)
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$0.43	$0.07
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$0.43	$0.07

(1)	For the three months ended March 31, 2024 and 2023, the effect of 21,792 and 4,650, respectively, of the Company’s restricted stock awards were antidilutive.

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

During the three months ended March 31, 2023, the Company recorded $5.2 million in management fees to the Former Manager. These management fees are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company paid, or reimbursed iStar for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the iStar under the management agreement.

During the three months ended March 31, 2023, the Company was allocated $3.1 million in expenses from iStar.. These expenses are recorded in “General and administrative” in the Company’s consolidated statements of operations.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The purchase price to be paid is $33.3 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple or a 12% return on its investment. In December 2021, iStar contributed the Ground Lease to the Ground Lease Plus Fund (refer to Note 7). The Company has a noncontrolling interest in the Ground Lease Plus Fund and an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) has a noncontrolling interest in the Ground Lease Plus Fund. The terms of the Company’s commitment under the agreement did not change upon iStar’s contribution of the Ground Lease to the Ground Lease Plus Fund. In January 2024, the Company acquired the Ground Lease from the Ground Lease Plus Fund for $38.3 million. In addition, the Ground Lease documents contain future funding obligations to the Ground Lease tenant of approximately $51.8 million of leasehold improvement allowance upon achievement of certain milestones. In May 2023, certain milestones were met by the tenant as it exited the pre-development stage and the tenant began accessing the leasehold improvement allowance. As of March 31, 2024, the Company funded $36.5 million of the leasehold improvement allowance.

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

Caret units

In February 2022, Old SAFE sold an aggregate of 108,571 Caret units, 1.08% of the then-authorized Caret units, to a group of investors (refer to Note 3). In addition, an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) made a commitment to purchase 28,571 Caret units, or 0.29% of the then-authorized Caret units, for a purchase price of $5.0 million. As part of the sale, Old SAFE agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction have the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price less the amount of distributions previously made on such units. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed.

On March 31, 2023, shortly before the closing of the Merger, iStar sold and affiliates of MSD Partners bought 5,405,406 shares of Old SAFE’s common stock then owned by iStar. On March 31, 2023, in conjunction with the closing of the Merger, affiliates of MSD Partners also purchased 100,000 Caret units (refer to Note 12) from the Company for an aggregate purchase price of $20.0 million. Additionally, on March 31, 2023, existing third-party Caret unit holders purchased an aggregate of 22,500 Caret units from the Company for an aggregate $4.5 million.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

SpinCo Manager has entered into a management agreement with Star Holdings, pursuant to which it will operate and pursue the orderly monetization of Star Holding’s assets. Pursuant to the management agreement, Star Holdings paid to SpinCo Manager an annual management fee of $25.0 million for the term ended March 31, 2024. The annual fee declines to $15.0 million, $10.0 million and $5.0 million, respectively, in each of the following annual terms, and adjusts to 2.0% of the gross book value of Star Holding's assets, excluding shares of the Company’s common stock, thereafter. The management agreement had an initial one-year term and automatically renews for successive one-year terms each anniversary date thereafter unless previously terminated. The management agreement may be terminated by Star Holdings without cause by not less than one hundred eighty days’ written notice to SpinCo Manager upon the affirmative vote of at least two-thirds of Star Holdings’ independent directors, provided, however, that if the date of termination occurs prior to the fourth anniversary of the Spin-Off, the termination will be subject to payment of the applicable termination fee to SpinCo Manager. Star Holdings may also terminate the management agreement at any time with 30 days’ prior written notice from Star Holdings’ board of trustees for “cause,” as defined in the management agreement.

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

During the three ended March 31, 2024, the Company recorded $5.5 million in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws. As of March 31, 2024,

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Star Holdings owned approximately 18.9% of the Company’s common stock outstanding through a wholly-owned subsidiary.

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

Note 15—Subsequent Events

In April 2024, investors in Caret units (refer to Note 3) elected to have their Caret units redeemed at their original purchase price less the amount of distributions previously made on such units.

In April 2024, the Company closed on a new $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaces the Company’s 2021 Unsecured Revolver and 2023 Unsecured Revolver, each of which were terminated. At the time of termination, $916 million was drawn on the 2021 Unsecured Revolver, all of which rolled over into the 2024 Unsecured Revolver and remains outstanding as of the date hereof. The 2024 Unsecured Revolver has a borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.85%, subject to the Company’s credit ratings, with an extended maturity date of May 1, 2029, which includes two six-month extension options.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, Safehold Inc.’s (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), all of which could affect our future results of operations, financial condition and liquidity.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2023 Annual Report. These historical financial statements may not be indicative of our future performance.

Merger Transaction

On August 10, 2022, Safehold Inc. (“Old SAFE”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iStar Inc. (“iStar”), and on March 31, 2023, in accordance with the terms of the Merger Agreement, Old SAFE merged with and into iStar, at which time Old SAFE ceased to exist, and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” For accounting purposes, the Merger is treated as a “reverse acquisition” in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. As a result, the historical financial statements of Old SAFE became the historical financial statements of Safehold Inc. Unless the context otherwise requires, references to “iStar” refer to iStar prior to the Merger, and references to “we,” “our” and “the Company” refer to the business and operations of Old SAFE and its consolidated subsidiaries prior to the Merger and to Safehold Inc. (formerly known as iStar Inc.) and its consolidated subsidiaries following the consummation of the Merger. Periods presented prior to the Merger date of March 31, 2023 reflect the operations of Old SAFE and periods presented as of March 31, 2024 represent the financial statements of the Company.

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

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of March 31, 2024, the percentage breakdown of the gross book value of our portfolio was 42% office, 39% multi-family, 11% hotels, 6% life science and 2% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

Many of our Ground Leases have CPI lookbacks, generally starting between years 11 and 21 of the lease term, to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. In 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. Since then, the Federal Reserve has raised interest rates multiple times. Any increase in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market. An increase in interest rates could also increase the leasehold financing costs of our Ground Lease tenants and their ability to obtain leasehold financing.

The COVID-19 pandemic is not currently materially impacting our new investment activity, but we continue to monitor its potential impact, which could slow new investment activity because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. In addition, following the onset of the COVID-19 pandemic, the U.S. office sector has been adversely affected by office vacancies, the rise in interest rates and a decline in market liquidity, all of which could negatively impact our tenants, Ground Rent Coverages and estimated Combined Property Values. Moreover, certain office assets currently have material vacancies. If our Ground Lease tenants at such assets fail to re-tenant the building such Ground Leases may default and we may suffer losses. The rise in interest rates and increased investment spreads to treasury bonds in the Ground Lease market may attract new competitors, which may result in higher costs for properties, lower returns and impact our ability to grow. See the "Risk Factors" section of our 2023 Annual Report for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic and certain potential risks to our business related to competition and industry concentrations.

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

We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the Combined Property Value as if the Ground Lease did not exist. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential excess value over the amount of our investment that would be turned over to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our owned residual portfolio should increase over time as inflation increases, although our ability to recognize value in certain cases may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See “Risk Factors” in our 2023 Annual Report for additional discussion of these tenant rights.

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

The table below shows the current estimated UCA in our owned residual portfolio as of March 31, 2024 and December 31, 2023 ($ in millions):(1)

	March 31, 2024	December 31, 2023
Combined Property Value(2)	$15,236	$16,001
Ground Lease Cost(2)	6,174	6,174
Unrealized Capital Appreciation in Our Owned Residual Portfolio	9,062	9,827
(1)	Please review our Current Report on Form 8-K filed on May 7, 2024 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” included in “Risk Factors” of our 2023 Annual Report for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value as of December 31, 2023 includes one investment in our Ground Lease Plus Fund (which we acquired from the Ground Lease Plus Fund in January 2024 - refer to Note 7 to the consolidated financial statements), and for both periods includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $1,222.5 million and $1,357.4 million related to transactions with remaining unfunded commitments as of March 31, 2024 and December 31, 2023, respectively. Combined Property Value excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund (refer to Note 7 to the consolidated financial statements), the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. Ground Lease Cost as of December 31, 2023 includes one investment in our Ground Lease Plus Fund (which we acquired from the Ground Lease Plus Fund in January 2024), and for both periods includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $70.2 million and $135.6 million (including amounts paid to the Ground Lease Plus Fund in January 2024 to acquire the investment) of unfunded commitments as of March 31, 2024 and December 31, 2023, respectively. Ground Lease Cost excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund, the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. As of March 31, 2024, our gross book value as a percentage of combined property value was 47%.

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

During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret Performance Incentive Plan participants, including certain executives of the Company, or its affiliates, directors of Old SAFE and service providers of Old SAFE. Initial grants under the Original Caret Performance Incentive Plan were subject to graduated vesting based on time-based service conditions and hurdles of our common stock price, all of which have been satisfied. In connection with the Merger, certain of Old SAFE’s executive officers entered into re-vesting agreements pursuant to which the executives agreed to subject 25% of their previously vested Caret units to additional vesting conditions which will be satisfied on the second anniversary of the Merger, subject to the applicable executive’s continued employment through such date. In connection with the Merger, each Award Agreement (as defined in the Original Caret Performance Incentive Plan) related to outstanding Caret unit awards was assigned to Portfolio Holdings, and Old SAFE amended and restated the Original Caret Performance Incentive Plan (the “Caret Performance Incentive Plan”). Following the merger, 76,801 Caret units were awarded to executive officers and other employees under such plan that are subject to cliff vesting on the fourth anniversary of their grant date if our common stock has traded at an average price of $60.00 or more for at least 30 consecutive trading days during that four-year period. As a result, as of March 31, 2024, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 14.5% of the outstanding Caret units and 11.6% of the authorized Caret units, including 6.1% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer.

In addition to the Caret units awarded or reserved for issuance under our Caret Performance Incentive Plan, as of March 31, 2024, Old SAFE sold or contracted to sell an aggregate of 259,642 Caret units to third-party investors, including affiliates of MSD Partners and an entity affiliated with one of our independent directors. As of March 31, 2024, the Company owns 83.1% of the outstanding Caret units. In connection with the sale of 137,142 Caret units in February 2022 (28,571 of which were committed to be purchased at the time, but have not yet closed), Old SAFE agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction have the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price less the amount of distributions previously made on such units. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed at the original purchase price less the amount of distributions previously made on such units.

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

Additionally, we have created additional channels and products that allows us to build a larger, captive pipeline. In connection with the Merger, Old SAFE acquired iStar’s 53% interest in iStar’s two Ground Lease ecosystem funds, Ground Lease Plus Fund and Leasehold Loan Fund (refer to Note 7 to the consolidated financial statements). The Ground Lease Plus Fund includes two assets and targets high quality projects in pre-construction development phase with institutional developers. The Leasehold Loan Fund currently includes four assets and allows for customers to receive their full capital structure needs in one place. Customers are able to receive a mortgage leasehold loan as well as a Ground Lease through us. We also created “SAFExSWAP,” which is a program that allows real estate investors with existing ground leases to swap into one of our Ground Leases. Additionally, our product “SAFExSELL” provides clients with an opportunity to enter into a Ground Lease at the time of the sale of a real estate asset, generating greater proceeds than would normally be expected in connection with a fee simple sale.

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of March 31, 2024, our estimated portfolio Ground Rent Coverage was 3.6x (see “Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect” in our 2023 Annual Report for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of March 31, 2024 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	5.6%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	4.9%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	4.7%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	4.1%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	3.5%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.4%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	3.1%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.4%
100 Cambridgeside	Mixed Use and Other	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.3%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	2.3%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 7 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by top 10 markets and property type as of March 31, 2024, excluding unfunded commitments:

% of Gross
Market	Book Value
Manhattan(1)	22%
Washington, DC	11
Boston	8
Los Angeles	7
San Francisco	4
Denver	4
Honolulu	4
Nashville	4
Miami	3
Atlanta	3
(1)	Total New York MSA including areas outside of Manhattan makes up 29% of gross book value.

% of Gross
Property Type	Book Value
Office	42%
Multifamily	39
Hotel	11
Life Science	6
Mixed Use and Other	2

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of March 31, 2024, we had $70.2 million of such commitments, excluding commitments to be funded by noncontrolling interests.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 14 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of March 31, 2024, we had an aggregate

$262.5 million of such commitments.  There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Through the Leasehold Loan Fund, we also fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of March 31, 2024, we had $105.9 million of such commitments.

Results of Operations for the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

	For the Three Months Ended
	March 31,
	2024	2023	$ Change

	(in thousands)
Interest income from sales-type leases	$63,218	$57,062	$6,156
Operating lease income	21,003	20,901	102
Interest income - related party	2,357	—	2,357
Other income	6,635	366	6,269
Total revenues	93,213	78,329	14,884
Interest expense	48,631	40,873	7,758
Real estate expense	1,079	1,206	(127)
Depreciation and amortization	2,487	2,398	89
General and administrative(1)	15,628	15,067	561
Provision for credit losses	709	2,242	(1,533)
Other expense	91	14,089	(13,998)
Total costs and expenses	68,625	75,875	(7,250)
Earnings from equity method investments	6,912	2,262	4,650
Net income (loss) before income taxes	31,500	4,716	26,784
Income tax expense	(471)	—	(471)
Net income (loss)	$31,029	$4,716	$26,313

Interest income from sales-type leases increased to $63.2 million for the three months ended March 31, 2024 from $57.1 million for the same period in 2023. The increase was due primarily to acquisitions of Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income increased to $21.0 million during the three months ended March 31, 2024 from $20.9 million for the same period in 2023. The slight increase was due primarily to an increase in percentage rent, which was partially offset by a decrease in recovery income at certain properties.

Interest income – related party was $2.4 million for the three months ended March 31, 2024 and relates to the Star Holdings Term Loan Facility.

Other income for the three months ended March 31, 2024 includes $5.5 million of management fees from Star Holdings. In addition, other income for both the three months ended March 31, 2024 and 2023 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the three months ended March 31, 2024 and 2023 also includes $1.0 million and $0.3 million, respectively, of other ancillary income from our investments. The increase in other ancillary income in 2024 as compared to 2023 was primarily due to sublease income, interest income on our cash balances, fees earned on amendments to our Ground Leases and management and other fees earned from the funds that we manage.

During the three months ended March 31, 2024 and 2023, we incurred interest expense from our debt obligations of $48.6 million and $40.9 million, respectively. The increase in 2024 was primarily the result of additional borrowings on our 2021 Unsecured Revolver, which also accrued interest at higher rates in 2024 due to an increase in base interest rates, and interest expense on our trust preferred securities and our 6.10% Notes.

Real estate expense was $1.1 million and $1.2 million during the three months ended March 31, 2024 and 2023, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the three months ended March 31, 2024 and 2023, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The decrease in 2024 was primarily the result of a decrease in legal costs at certain of our properties and a decrease in recoverable property taxes.

Depreciation and amortization was $2.5 million during the three months ended March 31, 2024 as compared to $2.4 million for the same period in 2023. Depreciation and amortization primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets, and beginning in the second quarter of 2023, depreciation on corporate fixed assets acquired in the Merger.

Subsequent to the Merger closing on March 31, 2023, general and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. Prior to the Merger closing, general and administrative expenses included management fees, an allocation of expenses to us from our Former Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the three months ended March 31, 2024 and 2023 ($ in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Public company and other costs(1)	$10,863	$2,063
Stock-based compensation(2)	4,765	4,680
Management fees(3)	—	5,199
Expense reimbursements to the Former Manager(3)	—	3,125
Total general and administrative expenses(4)	$15,628	$15,067
(1)	For the three months ended March 31, 2024, public company and other costs primarily includes compensation, legal, insurance and occupancy costs.
(2)	For the three months ended March 31, 2023, $4.7 million relates to the accelerated vesting of iStar’s equity-based compensation plans in connection with the Merger.
(3)	Refer to Note 14 to the consolidated financial statements.
(4)	For the three months ended March 31, 2024, general and administrative expenses were partially offset by $5.5 million of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the three months ended March 31, 2024, we recorded a provision for credit losses of $0.7 million. The provision was primarily the result of current market conditions, including an increase in our Ground Lease to cost value ratios on our Ground Lease portfolio. During the three months ended March 31, 2023, we recorded a provision for credit losses of $2.2 million. The provision was primarily the result of the adoption of a new accounting standard in 2023 which resulted in a $2.3 million provision on our loan receivable.

During the three months ended March 31, 2024, other expense consists primarily of costs related to our derivative transactions. During the three months ended March 31, 2023, other expense consists primarily of legal and consulting costs and transfer taxes associated with the Merger (refer to Note 1 to the consolidated financial statements).

During the three months ended March 31, 2024, earnings from equity method investments resulted from our $0.9 million share of income from our 425 Park Avenue venture, our $1.4 million share of income from our 32 Old Slip venture, our $0.9 million share of income from the Ground Lease Plus Fund and our $3.7 million share of income from the Leasehold Loan Fund. During the three months ended March 31, 2023, earnings from equity method investments resulted from our $0.8 million pro rata share of income from our 425 Park Avenue venture and our $1.4 million pro rata share of income from our 32 Old Slip venture.

During the three months ended March 31, 2024, we recorded consolidated income tax expense of $0.5 million, of which $0.4 million was attributable to our taxable REIT subsidiary (“TRS”). Included in our consolidated income tax expense, our TRS recorded a deferred tax expense in the amount of $0.9 million. The net deferred tax expense relates primarily to equity-based compensation expense and utilization of net operating loss carryovers to which our TRS is a successor.

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

In April 2024, we closed on a new $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaces our 2021 Unsecured Revolver and 2023 Unsecured Revolver (refer to Note 9 to the consolidated financial statements). The 2024 Unsecured Revolver has a borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.85%, subject to our credit ratings, with an extended maturity date of May 1, 2029, which includes two six-month extension options. The 2024 Unsecured Revolver replaces our nearest term maturities, reduces the overall facility cost and increases our liquidity by $150 million. Additionally, we will gain greater financial flexibility through changes to certain financial covenants.

In August 2023, we sold 6,500,000 shares of our common stock in a public offering for gross proceeds of $139.1 million. Concurrently with the public offering, we sold $12.8 million in shares, or 599,983 shares, of our common stock to affiliates of MSD Partners in a private placement.

In the second quarter 2021, the fourth quarter 2021, the first quarter 2022, the second quarter 2022 and the first quarter of 2024, we issued five tranches of unsecured notes with varying fixed-rates and maturities ranging from June 2031 to May 2052 (collectively the “Notes”).  Our issuance in May 2022 features a stairstep coupon structure (refer to Note 9 to the consolidated financial statements) that is unique in the unsecured and investment-grade market and will benefit key cash flow metrics.

In April 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $300.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs, and our determinations of the appropriate sources of funding. As of March 31, 2024, we had not sold any shares under the ATM.

As of March 31, 2024, we had $11 million of unrestricted cash. We also have an aggregate $1.1 billion of undrawn capacity on our new 2024 Unsecured Revolver (refer to Note 15 to the consolidated financial statements). We refer to this unrestricted cash and additional borrowing capacity on our 2024 Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

We expect our short-term liquidity requirements to include debt service on our debt obligations (refer to Note 9 and Note 15 to the consolidated financial statements), distributions to our shareholders, redemption of Caret units (refer to Note 3 and Note 15 to the consolidated financial statements) working capital, new acquisitions and originations of Ground Lease investments. We expect our long-term liquidity requirements to include debt service on our debt obligations (refer to Note 9 and Note 15 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease investments (including in respect of unfunded commitments – refer to Note 10 to the consolidated financial statements) and debt maturities. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, funds from our joint venture partners, unused borrowing capacity under our 2024 Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances. We expect that we will be able to meet our liquidity requirements over the next 12 months and beyond.

The following table outlines our cash flows provided by (used in) operating activities, cash flows used in investing activities and cash flows provided by financing activities for the three months ended March 31, 2024 and 2023 ($ in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows used in operating activities	$(3,064)	$(6,813)
Cash flows used in investing activities	(74,703)	(269,933)
Cash flows provided by financing activities	70,202	276,645

The decrease in cash flows used in operating activities during 2024 was due primarily to the payment of Merger expenses during the three months ended March 31, 2023, which was partially offset by the payment of annual performance awards during the three months ended March 31, 2024. The decrease in cash flows used in investing activities during 2024 was due primarily to the origination of the Star Holdings Term Loan Facility in 2023, consideration paid in connection with the Merger in 2023 and an increase in net distributions received from equity method investments in 2024, which was partially offset by an increase in the funding of Ground Leases in 2024. The decrease in cash flows provided by financing activities during 2024 was due primarily to a decrease in net borrowings on debt obligations.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. We and Portfolio Holdings have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of Portfolio Holdings, which will be fully and unconditionally guaranteed by us. As of March 31, 2024, Portfolio Holdings had issued and outstanding the Notes, which were registered on a Form S-3 filed by Old SAFE and Portfolio Holdings (then known as Safehold Operating Partnership LP). The obligations of Portfolio Holdings to pay principal, premiums, if any, and interest on the Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and Portfolio Holdings is a consolidated subsidiary of ours.

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

For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements of our 2023 Annual Report.

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

As of March 31, 2024, we had $3.2 billion principal amount of fixed-rate debt outstanding and $1.0 billion principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)(1)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$4,413
-50 Basis Points	2,207
-10 Basis Points	441
Base Interest Rate	—
+10 Basis Points	(441)
+ 50 Basis Points	(2,207)
+100 Basis Points	(4,413)
(1)	The table above includes the effect of interest rate swaps and our share of the impact of floating-rate loans in our Leasehold Loan Fund.

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

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in our 2023 Annual Report.

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not have any sales of unregistered shares of our common stock during the three months ended March 31, 2024.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended March 31, 2024.

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
4.1

Fourth Supplemental Indenture, dated as of March 4, 2024, among Safehold GL Holdings LLC, as issuer, Safehold Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the Notes and the Guarantee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 4, 2024).

10.1

Credit Agreement, dated as of April 12, 2024, among Safehold Inc., as guarantor, Safehold GL Holdings LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto as lenders, agents, arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2024).

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2024 and December 31, 2022; (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2024 and 2023; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2024 and 2023; (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2024 and 2023; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc.
Registrant

Date:	May 7, 2024	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	May 7, 2024	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer and principal accounting officer)