Form 10-Q
period 2024-09-30
Safehold Inc.
filed 2024-10-29
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2024
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

As of October 28, 2024, there were 71,436,180 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Net investment in sales-type leases ($6,047 and $465 of allowances as of September 30, 2024 and December 31, 2023, respectively)	$3,440,042	$3,255,195
Ground Lease receivables, net ($3,384 and $369 of allowances as of September 30, 2024 and December 31, 2023, respectively)	1,779,147	1,622,298
Real estate
Real estate, at cost	740,971	744,337
Less: accumulated depreciation	(44,921)	(40,400)
Real estate, net	696,050	703,937
Real estate-related intangible assets, net	210,399	211,113
Real estate available and held for sale	7,779	9,711
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	914,228	924,761
Loans receivable, net - related party ($2,291 and $2,429 of allowances as of September 30, 2024 and December 31, 2023, respectively)	112,345	112,111
Equity investments	246,310	310,320
Cash and cash equivalents	15,579	18,761
Restricted cash	8,683	27,979
Deferred tax asset, net	6,706	7,619
Deferred operating lease income receivable	203,120	180,032
Deferred expenses and other assets, net(2)	88,760	89,238
Total assets	$6,814,920	$6,548,314
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$138,601	$134,518
Real estate-related intangible liabilities, net	63,130	63,755
Debt obligations, net	4,295,673	4,054,365
Total liabilities	4,497,404	4,252,638
Commitments and contingencies (refer to Note 10)
Redeemable noncontrolling interests (refer to Note 3)	—	19,011
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 71,436 and 71,077 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	714	711
Additional paid-in capital	2,190,240	2,184,299
Retained earnings	89,175	47,580
Accumulated other comprehensive income (loss)	7,691	(1,337)
Total Safehold Inc. shareholders' equity	2,287,820	2,231,253
Noncontrolling interests	29,696	45,412
Total equity	2,317,516	2,276,665
Total liabilities, redeemable noncontrolling interests and equity	$6,814,920	$6,548,314
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of September 30, 2024 and December 31, 2023, includes $4.3 million and $7.1 million, respectively, due from related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Interest income from sales-type leases	$67,120	$59,130	$195,573	$174,350
Operating lease income	16,650	16,715	54,344	54,366
Interest income - related party(1)	2,384	2,381	7,098	4,762
Other income(2)	4,551	7,335	16,798	16,073
Total revenues	90,705	85,561	273,813	249,551
Costs and expenses:
Interest expense	49,961	46,553	147,699	133,482
Real estate expense	1,047	1,001	3,167	3,219
Depreciation and amortization	2,484	2,519	7,461	7,444
General and administrative(3)	13,116	17,860	41,020	51,843
Impairment of goodwill	—	145,365	—	145,365
Provision for (recovery of) credit losses	7,112	336	8,447	2,625
Other expense	1,111	2,169	1,561	17,532
Total costs and expenses	74,831	215,803	209,355	361,510
Income (loss) from operations before other items	15,874	(130,242)	64,458	(111,959)
Earnings (losses) from equity method investments	4,739	7,451	18,120	16,520
Net income (loss) before income taxes	20,613	(122,791)	82,578	(95,439)
Income tax expense	(660)	(55)	(2,041)	(580)
Net income (loss)	19,953	(122,846)	80,537	(96,019)
Net (income) loss attributable to noncontrolling interests	(622)	(123)	(813)	(138)
Net income (loss) attributable to Safehold Inc. common shareholders	$19,331	$(122,969)	$79,724	$(96,157)

Per common share data:
Net income (loss)
Basic	$0.27	$(1.81)	$1.12	$(1.47)
Diluted	$0.27	$(1.81)	$1.12	$(1.47)
Weighted average number of common shares:
Basic	71,436	67,979	71,347	65,214
Diluted	71,540	67,979	71,414	65,214
(1)	Refer to Note 6.
(2)	For the three and nine months ended September 30, 2024, includes $3.7 million and $13.6 million, respectively, of management fees from related parties. For the three and nine months ended September 30, 2023, includes $6.0 million and $13.2 million, respectively, of management fees from related parties.
(3)	For the nine months ended September 30, 2023, includes $8.3 million of general and administrative expenses incurred to related parties that includes management fees and expense reimbursements to the Former Manager (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$19,953	$(122,846)	$80,537	$(96,019)
Other comprehensive income (loss):
Reclassification of (gains) losses on derivatives into earnings	(1,693)	(1,494)	(4,995)	(1,454)
Unrealized gain (loss) on derivatives	(28,855)	53,834	14,023	59,632
Other comprehensive income (loss):	(30,548)	52,340	9,028	58,178
Comprehensive income (loss)	(10,595)	(70,506)	89,565	(37,841)
Comprehensive (income) loss attributable to noncontrolling interests	(622)	(123)	(813)	(138)
Comprehensive income (loss) attributable to Safehold Inc.	$(11,217)	$(70,629)	$88,752	$(37,979)

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings	Other
	Noncontrolling	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance at June 30, 2024	$—	$714	$2,191,354	$82,597	$38,239	$69,555	$2,382,459
Net income (loss)	—	—	—	19,331	—	622	19,953
Issuance of common stock, net / amortization	—	—	1,469	—	—	336	1,805
Dividends declared ($0.177 per share)	—	—	—	(12,753)	—	—	(12,753)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(30,548)	—	(30,548)
Distributions to noncontrolling interests	—	—	—	—	—	(343)	(343)
Contribution from noncontrolling interests	—	—	—	—	—	5,358	5,358
Acquisition of noncontrolling interest	—	—	(2,583)	—	—	(45,832)	(48,415)
Balance at September 30, 2024	$—	$714	$2,190,240	$89,175	$7,691	$29,696	$2,317,516

Balance at June 30, 2023	$19,011	$639	$2,034,678	$154,826	$9,119	$34,480	$2,233,742
Net income (loss)	—	—	—	(122,969)	—	123	(122,846)
Issuance of common stock, net / amortization	—	71	148,356	—	—	485	148,912
Dividends declared ($0.177 per share)	—	—	—	(12,733)	—	—	(12,733)
Change in accumulated other comprehensive income (loss)	—	—	—	—	52,340	—	52,340
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Balance at September 30, 2023	$19,011	$710	$2,183,034	$19,124	$61,459	$35,077	$2,299,404

Balance at December 31, 2023	$19,011	$711	$2,184,299	$47,580	$(1,337)	$45,412	$2,276,665
Net income (loss)	(576)	—	—	79,724	—	1,389	81,113
Issuance of common stock, net / amortization	—	3	8,524	—	—	449	8,976
Dividends declared ($0.531 per share)	—	—	—	(38,129)	—	—	(38,129)
Change in accumulated other comprehensive income (loss)	—	—	—	—	9,028	—	9,028
Distributions to noncontrolling interests	—	—	—	—	—	(762)	(762)
Contribution from noncontrolling interests	—	—	—	—	—	29,040	29,040
Acquisition of noncontrolling interest	—	—	(2,583)	—	—	(45,832)	(48,415)
Redemption of noncontrolling interests	(18,435)	—	—	—	—	—	—
Balance at September 30, 2024	$—	$714	$2,190,240	$89,175	$7,691	$29,696	$2,317,516

Balance at December 31, 2022	$19,011	$624	$1,986,417	$151,226	$3,281	$4,056	$2,145,604
Impact from adoption of new accounting standard	—	—	—	(640)	—	—	(640)
Net income (loss)	—	—	—	(96,157)	—	138	(96,019)
Issuance of common stock, net / amortization	—	74	162,484	—	—	982	163,540
Dividends declared ($0.531 per share)	—	—	—	(35,305)	—	—	(35,305)
Change in accumulated other comprehensive income (loss)	—	—	—	—	58,178	—	58,178
Contributions from noncontrolling interests, net	—	—	(1,443)	—	—	30,439	28,996
Distributions to noncontrolling interests	—	—	—	—	—	(538)	(538)
Merger consideration (refer to Note 1 and Note 3)	—	12	35,576	—	—	—	35,588
Balance at September 30, 2023	$19,011	$710	$2,183,034	$19,124	$61,459	$35,077	$2,299,404

(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$80,537	$(96,019)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,461	7,444
Stock-based compensation expense	10,125	20,127
Deferred operating lease income	(23,088)	(23,415)
Non-cash interest income from sales-type leases	(67,659)	(62,139)
Non-cash interest expense	9,996	10,216
Amortization of real estate-related intangibles, net	1,732	1,729
Impairment of goodwill	—	145,365
Provision for credit losses	8,447	2,625
Earnings from equity method investments	(18,120)	(16,520)
Distributions from operations of equity method investments	11,308	4,591
Amortization of premium, discount and deferred financing costs on debt obligations, net	5,474	5,454
Non-cash management fees	—	5,199
Other operating activities	(5,798)	408
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	4,594	(168)
Changes in accounts payable, accrued expenses and other liabilities	4,948	(12,568)
Cash flows provided by (used in) operating activities	29,957	(7,671)
Cash flows from investing activities:
Acquisitions of real estate	—	(10,817)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(258,042)	(203,364)
Origination of loans receivable, net	—	(114,450)
Payment for merger consideration	—	(88,685)
Cash and cash equivalents acquired upon merger	—	3,213
Contributions to equity method investments	(9,621)	(33,560)
Distributions from equity method investments	52,425	—
Funding reserves received from Ground Lease tenant net of disbursements	—	(218)
Net proceeds received from sale of real estate available and held for sale	5,143	1,631
Return of deposits on Ground Lease investments	2,021	(112)
Return of cash collateral for debt obligations	19,112	—
Funding of cash collateral for debt obligations	(19,112)	—
Proceeds received from derivative transaction	9,687	—
Other investing activities	7,490	(3,588)
Cash flows provided by (used in) investing activities	(190,897)	(449,950)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	151,940
Proceeds from debt obligations	1,090,336	458,000
Repayments of debt obligations	(850,000)	(145,000)
Payments for deferred financing costs	(20,394)	(4,618)
Dividends paid to common shareholders	(37,947)	(33,459)
Payment of offering costs	(51)	(8,071)
Payments for withholding taxes upon vesting for stock-based compensation	(5,063)	—
Redemption of redeemable noncontrolling interests	(18,435)	—
Distributions to noncontrolling interests	(762)	(538)
Contributions from noncontrolling interests	28,902	30,439
Acquisition of noncontrolling interest	(48,124)	—
Other financing activities	—	(1)
Cash flows provided by (used in) financing activities	138,462	448,692
Changes in cash, cash equivalents and restricted cash	(22,478)	(8,929)
Cash, cash equivalents and restricted cash at beginning of period	46,740	48,390
Cash, cash equivalents and restricted cash at end of period	$24,262	$39,461

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$15,579	$11,483
Restricted cash	8,683	27,978
Total cash and cash equivalents and restricted cash	$24,262	$39,461
Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing and financing activity:
Debt obligations assumed (refer to Note 3)	$—	$99,995
Issuance of common stock for acquisition of assets (refer to Note 3)	—	35,588
Dividends declared to common shareholders	12,747	12,882
Non-cash interest accrued to debt balances	2,067	2,014
Accrued offering costs	—	530
Real estate transferred to real estate available and held for sale	3,366	—

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of September 30, 2024, the total assets of these consolidated VIEs were $75.8 million and total liabilities were $30.1 million.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The classifications of these assets are primarily within “Net investment in sales-type leases,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of September 30, 2024.

Note 3—Summary of Significant Accounting Policies

Significant Accounting Policies

Allowance for credit losses on net investment in sales-type leases and Ground Lease receivables—Effective January 1, 2023, upon the adoption of ASU 2016-13, the Company implemented procedures to estimate its allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, using a quantitative analysis to estimate expected loss rates for its portfolio of net investment in sales-type leases and Ground Lease receivables. ASU 2016-13 replaced the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses over the life of the investment and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company analyzed historical data provided by Trepp (“Trepp”) for single asset borrower loans and considered comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics. The Company updated its analysis for current market conditions and reasonable and supportable forecasts of unemployment rates to develop an estimate of credit losses. Beginning in the third quarter of 2024, the Company enhanced its policy to inform credit loss estimates by analyzing historical loss data for high-credit rated long-duration bonds, which the Company believes have similar risk profiles to its Ground Leases, provided by external third parties along with the historical data provided by Trepp. The Company continues to consider comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics in its estimate of credit losses.  The Company also continues to analyze its portfolio of Ground Leases in two categories, based on whether the underlying property is a stabilized property or a development project (projects with unfunded commitments that are under development or in transition). The Company’s development properties are assigned a higher loss rate due to the higher potential risk for deals under construction. The Company may adopt alternative approaches to estimate its credit losses in the future based on factors such as, but not limited to, the loan to value ratios, property type and the availability of relevant historical market loss data for similar type financial instruments. The Company did not have any charge-offs of its net investment in sales-type leases or Ground Lease receivables for any of the periods presented.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,440	$3,818	$3,255	$3,118
Ground Lease receivables(1)	1,779	2,069	1,622	1,603
Loans receivable, net - related party(1)	112	115	112	114
Cash and cash equivalents(2)	16	16	19	19
Restricted cash(2)	9	9	28	28

Liabilities
Debt obligations, net(1)
Level 1	1,035	972	739	617
Level 3	3,261	2,796	3,315	2,874
Total debt obligations, net	4,296	3,768	4,054	3,491
(1)	The fair value of the Company’s net investment in sales-type leases, Ground Lease receivables and loans receivable, net – related party are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

During the three months ended September 30, 2023, the Company experienced a precipitous and sustained decline in the price per share of its common stock, which it identified as an indicator of goodwill impairment. As a result, the Company performed an interim goodwill evaluation. At that time, the Company determined that its current operations are carried out through a single reporting unit with a carrying value of approximately $2.4 billion. The estimated fair value of the Company was determined to be the Company’s market capitalization adjusted for a control premium estimated by the Company representing an amount a market participant would pay to obtain a controlling interest in the Company. The Company determined that its carrying value exceeded its estimated fair value and therefore recorded an impairment of goodwill. The Company recorded a $145.4 million full impairment of the goodwill recognized as a result of the Merger, which is recorded as a non-cash charge in “Impairment of goodwill” in the Company’s consolidated statements of operations. Goodwill did not have any tax impact on the Company’s financial statements.

The following table summarizes the Company's pro forma revenues and net income (loss) for the three and nine months ended September 30, 2023 as if the Merger described in Note 1 was completed on January 1, 2022 ($ in thousands):(1)

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Pro forma revenues	$ 85,561	$268,478
Pro forma net income (loss)	(122,846)	(66,412)

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

In May 2023, the Company entered into a joint venture with a sovereign wealth fund, which is also an existing shareholder, focused on new acquisitions for certain Ground Lease investments. The Company committed approximately $275 million for a 55% controlling interest in the joint venture and the sovereign wealth fund committed approximately $225 million for a 45% noncontrolling interest in the joint venture. Each party’s commitment is discretionary. The joint venture is a voting interest entity and the Company consolidates the joint venture in its financial statements due to its controlling interest. The Company’s joint venture partners’ interest was recorded in “Noncontrolling interests” on the Company’s consolidated balance sheet as of December 31, 2023. The Company receives a management fee, measured on an asset-by-asset basis, equal to 25 basis points on invested equity for such asset for the first five years following its acquisition, and 15 basis points on invested equity thereafter. The Company will also receive a promote of 15% over a 9% internal rate of return, subject to a 1.275x multiple on invested capital. On August 30, 2024, the Company acquired its partners’ share of the Ground Leases for $48.3 million. The excess of the purchase price and related transactions costs over the carrying value of $46.0 million was recorded as a reduction to additional paid-in capital in the Company’s consolidated statement of changes in equity. Since formation through August 30, 2024, the joint venture acquired nine Ground Leases for an aggregate purchase price of $170.4 million, of which $101.2 million had been funded as of August 30, 2024. The partner's participation right in certain qualifying Ground Lease investment opportunities expired on September 30, 2024.

In January 2024, the Company acquired a Ground Lease from the Ground Lease Plus Fund for $38.3 million, excluding amounts funded by the Company pursuant to a leasehold improvement allowance (refer to Note 7 and Note 14).

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Total undiscounted cash flows(1)	$32,964,934	$30,586,189
Unguaranteed estimated residual value(1)	3,040,268	2,946,928
Present value discount	(32,559,113)	(30,277,457)
Allowance for credit losses	(6,047)	(465)
Net investment in sales-type leases	$3,440,042	$3,255,195
(1)	As of September 30, 2024, total discounted cash flows were approximately $3,414 million and the discounted unguaranteed estimated residual value was $31.6 million. As of December 31, 2023, total discounted cash flows were approximately $3,225 million and the discounted unguaranteed estimated residual value was $30.4 million.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Nine Months Ended September 30, 2024
Beginning balance	$3,255,195	$1,622,298	$4,877,493
Origination/acquisition/fundings(1)	145,144	137,490	282,634
Accretion	45,285	22,374	67,659
(Provision for) recovery of credit losses	(5,582)	(3,015)	(8,597)
Ending balance(2)	$3,440,042	$1,779,147	$5,219,189

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Nine Months Ended September 30, 2023
Beginning balance	$3,106,599	$1,374,716	$4,481,315
Impact from adoption of new accounting standard	(351)	(199)	(550)
Origination/acquisition/fundings(1)	33,400	170,194	203,594
Accretion	43,061	19,078	62,139
(Provision for) recovery of credit losses	(117)	(119)	(236)
Ending balance(2)	$3,182,592	$1,563,670	$4,746,262
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of September 30, 2024 and December 31, 2023, all of the Company’s net investment in sales-type leases and Ground Lease receivables were current in their payment status. As of September 30, 2024, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.3% and 5.5%, respectively. As of September 30, 2024, the weighted average remaining life of the Company’s 40 Ground Lease receivables was 97.5 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Allowance for Credit Losses—Changes in the Company’s allowance for credit losses on net investment in sales-type leases for the three and nine months ended September 30, 2024 and 2023 were as follows ($ in thousands):

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Three Months Ended September 30, 2024	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$1,431	$91	$1	$1,523
Provision for (recovery of) credit losses(1)	4,226	299	—	4,525
Allowance for credit losses at end of period(2)	$5,657	$390	$1	$6,048

Three Months Ended September 30, 2023
Allowance for credit losses at beginning of period	$259	$77	$1	$337
Provision for (recovery of) credit losses(1)	110	22	—	132
Allowance for credit losses at end of period(2)	$369	$99	$1	$469

Nine Months Ended September 30, 2024
Allowance for credit losses at beginning of period	$387	$78	$—	$465
Provision for (recovery of) credit losses(1)	5,270	312	1	5,583
Allowance for credit losses at end of period(2)	$5,657	$390	$1	$6,048

Nine Months Ended September 30, 2023
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (3)	280	71	6	357
Provision for (recovery of) credit losses(1)	89	28	(5)	112
Allowance for credit losses at end of period(2)	$369	$99	$1	$469
(1)	During the three and nine months ended September 30, 2024, the Company recorded a provision for credit losses on net investment in sales-type leases of $4.5 million and $5.6 million, respectively. The provision for credit losses for the three and nine months ended September 30, 2024 was due primarily to elective enhancements to the Company’s general provision for credit loss methodology (refer to Note 3), current market conditions and growth in the portfolio during the period. During the three and nine months ended September 30, 2023, the Company recorded a provision for credit losses on net investment in sales-type leases of $0.1 million and $0.1 million, respectively. The provision for credit losses for the three and nine months ended September 30, 2023 was due primarily to a declining macroeconomic forecast since June 30, 2023 and December 31, 2022, respectively.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.
(3)	On January 1, 2023, the Company recorded an allowance for credit losses on net investment in sales-type leases of $0.4 million upon the adoption of ASU 2016-13, of which an aggregate of $6 thousand related to expected credit losses for unfunded commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Changes in the Company’s allowance for credit losses on Ground Lease receivables for the three and nine months ended September 30, 2024 and 2023 were as follows ($ in thousands):

	Ground Lease receivables
	Stabilized	Development	Unfunded
Three Months Ended September 30, 2024	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$471	$302	$13	$786
Provision for (recovery of) credit losses(1)	2,016	595	42	2,653
Allowance for credit losses at end of period(2)	$2,487	$897	$55	$3,439

Three Months Ended September 30, 2023
Allowance for credit losses at beginning of period	$94	$127	$60	$281
Provision for (recovery of) credit losses(1)	40	57	(3)	94
Allowance for credit losses at end of period(2)	$134	$184	$57	$375

Nine Months Ended September 30, 2024
Allowance for credit losses at beginning of period	$123	$246	$37	$406
Provision for (recovery of) credit losses(1)	2,364	651	18	3,033
Allowance for credit losses at end of period(2)	$2,487	$897	$55	$3,439

Nine Months Ended September 30, 2023
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard(3)	102	97	84	283
Provision for (recovery of) credit losses(1)	32	87	(27)	92
Allowance for credit losses at end of period(2)	$134	$184	$57	$375
(1)	During the three and nine months ended September 30, 2024, the Company recorded a provision for credit losses on Ground Lease receivables of $2.7 million and $3.0 million, respectively. The provision for credit losses for the three and nine months ended September 30, 2024 was due primarily to elective enhancements to the Company’s general provision for credit loss methodology (refer to Note 3), current market conditions and growth in the portfolio during the period. During the three and nine months ended September 30, 2023, the Company recorded a provision for credit losses on Ground Lease receivables of $0.1 million and $0.1 million, respectively. The provision for credit losses for the three and nine months ended September 30, 2023 was due primarily to a declining macroeconomic forecast since June 30, 2023 and December 31, 2022. respectively.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.
(3)	On January 1, 2023, the Company recorded an allowance for credit losses on Ground Lease receivables of $0.3 million upon the adoption of ASU 2016-13, of which an aggregate of $0.1 million related to expected credit losses for unfunded commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s amortized cost basis in net investment in sales-type leases and Ground Lease receivables, presented by year of origination and by stabilized or development status, was as follows as of September 30, 2024 ($ in thousands):

	Year of Origination
	2024	2023	2022	2021	2020	Prior to 2020	Total
Net investment in sales-type leases
Stabilized properties	$35,545	$50,049	$650,848	$1,091,757	$213,404	$1,084,839	$3,126,442
Development properties	110,622	21,953	38,311	120,853	—	27,908	319,647
Total	$146,167	$72,002	$689,159	$1,212,610	$213,404	$1,112,747	$3,446,089

	Year of Origination
	2024	2023	2022	2021	2020	Prior to 2020	Total
Ground Lease receivables
Stabilized properties	$—	$19,420	$155,181	$199,895	$183,233	$456,735	$1,014,464
Development properties	57,188	13,368	619,250	78,261	—	—	768,067
Total	$57,188	$32,788	$774,431	$278,156	$183,233	$456,735	$1,782,531

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

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2024, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2024 (remaining three months)	$33,636	$1,288	$146	$35,070
2025	109,824	5,192	586	115,602
2026	111,909	5,696	586	118,191
2027	113,944	6,378	586	120,908
2028	115,980	6,595	637	123,212
Thereafter	30,234,155	2,118,764	99,032	32,451,951
Total undiscounted cash flows	$30,719,448	$2,143,913	$101,573	$32,964,934

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

During the three and nine months ended September 30, 2024 and 2023, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended September 30, 2024	Leases	Receivables	Total
Cash	$28,203	$15,678	$43,881
Non-cash	15,332	7,907	23,239
Total interest income from sales-type leases	$43,535	$23,585	$67,120

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended September 30, 2023	Leases	Receivables	Total
Cash	$25,309	$12,767	$38,076
Non-cash	14,482	6,572	21,054
Total interest income from sales-type leases	$39,791	$19,339	$59,130

	Net Investment	Ground
	in Sales-type	Lease
Nine Months Ended September 30, 2024	Leases	Receivables	Total
Cash	$83,318	$44,596	$127,914
Non-cash	45,284	22,375	67,659
Total interest income from sales-type leases	$128,602	$66,971	$195,573

	Net Investment	Ground
	in Sales-type	Lease
Nine Months Ended September 30, 2023	Leases	Receivables	Total
Cash	$75,355	$36,856	$112,211
Non-cash	43,061	19,078	62,139
Total interest income from sales-type leases	$118,416	$55,934	$174,350

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 5—Real Estate, Real Estate-Related Intangibles and Real Estate Available and Held for Sale

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	September 30, 2024	December 31, 2023
Land and land improvements, at cost	$547,739	$551,105
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(44,921)	(40,400)
Total real estate, net	$696,050	$703,937
Real estate-related intangible assets, net	210,399	211,113
Real estate available and held for sale	7,779	9,711
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	$914,228	$924,761

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of September 30, 2024
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(20,740)	$165,262
In-place lease assets, net(2)	69,630	(25,192)	44,438
Other intangible assets, net	750	(51)	699
Total	$256,382	$(45,983)	$210,399

	As of December 31, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(18,388)	$167,614
In-place lease assets, net(2)	65,345	(22,551)	42,794
Other intangible assets, net	750	(45)	705
Total	$252,097	$(40,984)	$211,113
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible asset	Location	2024	2023
Above-market lease assets (decrease to income)	Operating lease income	$784	$784
In-place lease assets (decrease to income)	Depreciation and amortization	882	889
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Nine Months Ended September 30,
Intangible asset	Location	2024	2023
Above-market lease assets (decrease to income)	Operating lease income	$2,351	$2,351
In-place lease assets (decrease to income)	Depreciation and amortization	2,642	2,667
Other intangible assets (decrease to income)	Operating lease income	6	6

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2024 (remaining three months)	$1,669
2025	6,678
2026	3,299
2027	3,299
2028	3,291
(1)	As of September 30, 2024, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 81.2 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of September 30, 2024
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(5,488)	$63,130

	As of December 31, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(4,863)	$63,755
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible liability	Location	2024	2023
Below-market lease liabilities (increase to income)	Operating lease income	$208	$209

	Income Statement	For the Nine Months Ended September 30,
Intangible liability	Location	2024	2023
Below-market lease liabilities (increase to income)	Operating lease income	$625	$628

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2024, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent(1)	Rent	Total
2024 (remaining three months)	$1,452	$4,444	$569	$2,754	$105	$9,324
2025	5,807	18,004	2,313	11,889	421	38,434
2026	5,807	18,370	2,357	2,728	421	29,683
2027	5,807	18,755	2,388	2,728	421	30,099
2028	5,807	19,101	2,421	2,728	304	30,361
Thereafter	429,125	4,289,009	430,688	26,163	—	5,174,985
(1)	During the three months ended September 30, 2024 and 2023, the Company recognized $0.2 million and $0.2 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company recognized $5.0 million and $4.2 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations.

Note 6—Loan Receivable, net – Related Party

On March 31, 2023, the Company, as lender and as administrative agent, and Star Holdings, as borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million at Star Holding’s election (the “Incremental Term Loan Facility”, together with the Secured Term Loan Facility, as amended, the “Star Holdings Term Loan Facility”). During the three and nine months ended September 30, 2024, the Company recorded $2.4 million and $7.1 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income – related party” in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded $2.4 million and $4.8 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income – related party” in the Company’s consolidated statements of operations. As of September 30, 2024, the Star Holdings Term Loan Facility had a principal balance of $115.0 million and a carrying value of $112.3 million. As of December 31, 2023, the Star Holdings Term Loan Facility had a principal balance of $115.0 million and a carrying value of $112.1 million.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

During the three and nine months ended September 30, 2024, the Company recorded a recovery of credit losses of $0.1 million and $0.2 million, respectively, on the Star Holdings Term Loan Facility, including amounts on the Incremental Term Loan Facility, which was undrawn as of September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2023, the Company recorded a provision for credit losses of $0.1 million and $2.4 million, respectively, on the Star Holdings Term Loan Facility which was originated at the time of the Merger in conjunction with the Spin-Off. The Company did not have any accrued interest receivable from the Star Holdings Term Loan Facility as of September 30, 2024. As of December 31, 2023, the Company had $0.1 million of accrued interest receivable which is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. The Company did not reverse any accrued interest on its loan asset during the three and nine months ended September 30, 2024 and 2023.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 7—Equity Investments

The Company’s equity investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings (losses) from		Earnings (losses) from
	Carrying Value		Equity Method Investments		Equity Method Investments(1)
	as of		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2024	2023	2024	2023	2024	2023
Equity investment
425 Park Avenue	$136,806	$135,288	$654	$938	$2,389	$2,645
32 Old Slip	56,293	52,425	1,401	1,406	4,243	4,253
Ground Lease Plus Fund(1)	30,030	73,428	497	1,825	1,839	3,513
Leasehold Loan Fund(2)	23,181	49,179	2,187	3,282	9,649	6,109
Total	$246,310	$310,320	$4,739	$7,451	$18,120	$16,520
(1)	As of September 30, 2024, the Company has a basis difference of $19.3 million in the Ground Lease Plus Fund that will be amortized over a weighted average remaining term of 105.8 years using the effective interest method. During the three and nine months ended September 30, 2024, ($0.1) million and $0.1 million, respectively, of the basis difference was amortized as a (decrease) increase to earnings from equity method investments. During the three and nine months ended September 30, 2023, $0.8 million and $1.6 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments.
(2)	As of September 30, 2024, the Company has a basis difference of $7.2 million in the Leasehold Loan Fund that will be amortized over a weighted average remaining term of 2.5 years using the effective interest method. During the three and nine months ended September 30, 2024, $0.8 million and $4.0 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments. During the three and nine months ended September 30, 2023, $1.0 million and $2.0 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments.

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

In November 2021, iStar acquired land for $33.3 million and simultaneously structured and entered into a Ground Lease on which a multi-family project will be constructed (refer also to Note 14). In December 2021, iStar sold the Ground Lease to the Ground Lease Plus Fund and recognized no gain or loss on the sale. At the time of iStar’s acquisition in November 2021, the Company and iStar entered into an agreement pursuant to which the Company would acquire the land and related Ground Lease from the Ground Lease Plus Fund when certain construction related conditions are met by a specified time period. In January 2024, the Company acquired the Ground Lease from the Ground Lease Plus Fund for $38.3 million, excluding amounts funded by the Company pursuant to a leasehold improvement allowance (refer to Note 14).

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

In February 2022, the Leasehold Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a life science property. As of September 30, 2024, the Leasehold Loan Fund has not funded any of the commitment.

In June 2022, the Leasehold Loan Fund committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a mixed-use property. As of September 30, 2024, the Leasehold Loan Fund funded $40.8 million of the commitment.

In July 2024, the Leasehold Loan Fund committed to provide a $31.5 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s construction of a student housing property. As of September 30, 2024, the Leasehold Loan Fund has not funded any of the commitment.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 8—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2024	December 31, 2023
Operating lease right-of-use asset(1)	$30,801	$33,964
Interest rate hedge assets	27,692	34,864
Deferred finance costs, net(2)	17,558	3,692
Other assets(3)	11,488	13,210
Purchase deposits	70	2,090
Leasing costs, net	433	439
Corporate furniture, fixtures and equipment, net	718	979
Deferred expenses and other assets, net	$88,760	$89,238
(1)	Operating lease right-of-use asset (and operating lease liability below) relates primarily to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During both the three months ended September 30, 2024 and 2023, the Company recognized $0.1 million in “Real estate expense” and $0.1 million in “Other income” from its operating lease right-of-use asset. During both the nine months ended September 30, 2024 and 2023, the Company recognized $0.4 million in “Real estate expense” and $0.4 million in “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%. The Company also has operating leases for office space that it assumed from iStar in connection with the Merger (refer to Note 10).
(2)	Accumulated amortization of deferred finance costs was $2.2 million and $11.0 million as of September 30, 2024 and December 31, 2023, respectively.
(3)	As of September 30, 2024 and December 31, 2023, includes $4.2 million and $6.9 million, respectively, of management fees due from Star Holdings. Through September 30, 2024, the Company has earned $33.0 million of management fees from Star Holdings and as of September 30, 2024, $17.0 million of the transaction price is attributable to performance obligations that remain unsatisfied.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2024	December 31, 2023
Interest payable	$85,660	$68,821
Other liabilities	15,590	17,626
Dividends declared and payable	13,214	13,049
Operating lease liabilities(1)	11,749	15,751
Accrued expenses(2)	12,388	19,271
Accounts payable, accrued expenses and other liabilities	$138,601	$134,518
(1)	Refer to Note 10.
(2)	As of September 30, 2024 and December 31, 2023, accrued expenses includes accrued compensation, legal, audit and property expenses.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 9—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	September 30, 2024	December 31, 2023	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
6.10% senior notes	300,000	—	6.10%	April 2034
3.98% senior notes	475,000	475,000	3.98%	February 2052
5.15% senior notes	158,109	156,042	5.15%	May 2052
2024 Unsecured Revolver	1,061,000	—	Adjusted SOFR plus 0.85%	May 2029
2021 Unsecured Revolver	—	1,117,000	Adjusted SOFR plus 0.90%	N/A
Trust preferred securities	100,000	100,000	Adjusted SOFR plus 1.50%	October 2035
Total unsecured financing	2,844,109	2,598,042
Total debt obligations	4,342,222	4,096,155
Debt premium, discount and deferred financing costs, net	(46,549)	(41,790)
Total debt obligations, net	$4,295,673	$4,054,365
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of September 30, 2024, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.34%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of September 30, 2024, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 7), unsecured senior notes and trust preferred securities were 4.04% and 3.58%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of September 30, 2024, $2.1 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of September 30, 2024, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

2024 Unsecured Revolver—In April 2024, the Company entered into a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaced the Company’s 2021 Unsecured Revolver (see below) and 2023 Unsecured Revolver (see below), each of which were terminated. At the time of termination, $916 million was drawn on the 2021 Unsecured Revolver, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has a borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.85%, subject to the Company’s credit ratings, with an extended maturity date of May 1, 2029, which includes two six-month extension options. The Company also pays a facility fee of 0.10%, subject to the Company’s credit ratings. As of September 30, 2024, there was $939 million of undrawn capacity on the 2024 Unsecured Revolver.

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

Under the Commercial Paper Program, the Company may issue the Notes from time to time and will use the proceeds for general corporate purposes. The Commercial Paper Program is backed by the Company’s 2024 Unsecured Revolver. The Notes will be sold under customary terms in the commercial paper market and will rank pari passu with all of Portfolio Holding’s other unsecured senior indebtedness. The interest rates will vary based on the ratings assigned to the Notes by credit rating agencies and market conditions at the time of issuance. As of September 30, 2024, the Company had no outstanding balance under the Commercial Paper Program. Borrowings reduce amounts otherwise available under the 2024 Unsecured Revolver.

The documents governing the Commercial Paper Program contain customary representations, warranties, covenants, defaults and indemnification provisions, and provide the terms under which the Notes will be sold pursuant to an exemption from the federal and state securities laws.

Debt Covenants—The Company is subject to financial covenants under the 2024 Unsecured Revolver, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2024 Unsecured Revolver, as applicable. In addition, the 2024 Unsecured Revolver contains customary affirmative and negative covenants. Among

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes, 5.15% Notes and 6.10% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 6.10% Notes are also subject to a financial covenant limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or the Company’s existing or future material credit facilities, including the 2024 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of September 30, 2024, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of September 30, 2024, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2024 (remaining three months)	$—	$—	$—
2025	—	—	—
2026	—	—	—
2027	237,000	—	237,000
2028	79,193	—	79,193
Thereafter	1,181,920	2,844,109	4,026,029
Total principal maturities	1,498,113	2,844,109	4,342,222
Debt premium, discount and deferred financing costs, net	(26,416)	(20,133)	(46,549)
Total debt obligations, net	$1,471,697	$2,823,976	$4,295,673
(1)	As of September 30, 2024, the Company’s weighted average maturity for its secured mortgages was 26.8 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 10—Commitments and Contingencies

Lease Commitments—Future minimum lease obligations under non-cancelable operating leases as of September 30, 2024 are as follows ($ in thousands):(1)

2024 (remaining three months)	$1,560
2025	6,223
2026	543
2027	543
2028	543
Thereafter	8,192
Total undiscounted cash flows(1)	17,604
Present value discount(2)	(5,855)
Lease liabilities	$11,749
(1)	Includes cash flows that relate to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease.
(2)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.7% and the weighted average remaining lease term is 9.6 years. The Company assumed its operating leases from iStar in connection with the Merger and therefore did not directly make any payments under its operating leases for the three months ended March 31, 2023. During the three and six months ended September 30, 2023, the Company made payments of $1.4 million and $2.9 million, respectively, related to its operating leases. During the three and nine months ended September 30, 2024, the Company made payments of $1.4 million and $4.3 million, respectively, related to its operating leases.

Unfunded Commitments—The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of September 30, 2024, the Company had $70.6 million of such commitments, excluding commitments to be funded by noncontrolling interests.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 14). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants when certain conditions are met. As of September 30, 2024, the Company had an aggregate $150.3 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

Other Commitments—Through the Leasehold Loan Fund, the Company will generally fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of September 30, 2024, the Company had $120.1 million of such commitments.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 ($ in thousands):(1)(2)(3)

	September 30, 2024	December 31, 2023
	Fair	Fair	Balance Sheet
Derivative Type	Value	Value	Location
Assets
Interest rate swaps	$27,692	$34,864	Deferred expenses and other assets, net
Total	$27,692	$34,864
Liabilities
Interest rate swaps	$—	$2,546	Accounts payable, accrued expenses and other liabilities
Total	$—	$2,546
(1)	As of September 30, 2024, the Company has two interest rate swap derivatives outstanding that mature in April 2028 and have an aggregate $500.0 million notional amount, which hedge in-place floating-rate debt. The Company also has three designated derivatives outstanding that protect the Company against interest rate volatility with respect to long-term debt to be placed in the future, which have an aggregate $350.0 million notional amount, one of which matures in December 2024 and two that mature in December 2025. These designated hedges protect the Company against interest rate volatility with respect to future debt with a tenor of approximately 30 years.
(2)	Over the next 12 months, the Company expects that $1.1 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense.
(3)	The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy.

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

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

			Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended September 30, 2024
Interest rate swaps	Interest expense	$(28,855)	$1,693
For the Three Months Ended September 30, 2023
Interest rate swaps	Interest expense	$53,834	$1,494
For the Nine Months Ended September 30, 2024
Interest rate swaps	Interest expense	$14,023	$4,995
For the Nine Months Ended September 30, 2023
Interest rate swaps	Interest expense	$59,632	$1,454

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 12—Equity

Common Stock—At the effective time of the Merger on March 31, 2023, each share of Old SAFE common stock issued and outstanding immediately prior to the effective time (other than any shares owned directly by iStar or any of the wholly-owned subsidiaries of iStar and in each case not held on behalf of third parties) was converted into the right to receive one share of newly issued common stock of the Company. As of September 30, 2024, the Company has one class of common stock outstanding.

In April 2023, the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement on Form S-3ASR. In addition, the Company and Portfolio Holdings entered into an ATM Equity Offering Sales Agreement (the “Primary Sales Agreement”) with the sales agents named therein pursuant to which the Company may sell, from time to time, shares of its common stock, $0.01 par value per share (“Common Stock”), having an aggregate gross sales price of up to $300.0 million (the “Primary Shares”) through or to the sales agents. The Company may sell the Primary Shares in amounts and at times to be determined by the Company from time to time but has no obligation to sell any of the Primary Shares. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock, capital needs and determinations by the Company of the appropriate sources of its funding. Through September 30, 2024, the Company has not sold any shares of its common stock through the Primary Sales Agreement.

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

Equity Plans—Old SAFE adopted an equity incentive plan to provide equity incentive opportunities to members of the Former Manager’s management team and employees who performed services for Old SAFE, Old SAFE’s non-management directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provided for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. Grants under the 2017 Equity Incentive Plan were recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. Prior to the effective time of the Merger, Old SAFE awarded all shares of Old SAFE common stock remaining available for issuance under the 2017 Equity Incentive Plan to members of its Former Manager’s management team and employees who performed services for Old SAFE. As of September 30, 2024, there were no shares available for issuance for future awards under Old SAFE’s 2017 Equity Incentive Plan.

iStar’s amended and restated 2009 Long-Term Incentive Program (the “LTIP”) was approved by stockholders in 2021 and remained in effect after the closing of the Merger. The LTIP is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the LTIP are made at the discretion of the Company’s Board of Directors. Grants under the LTIP are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. In March 2023, the Company granted awards to employees with an aggregate grant date fair value of $25.0 million, or $28.89 per share. In June 2023, the Company issued an aggregate 24,336 vested shares of its common stock with a grant date fair value of $23.58 per share to its directors in

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

consideration for their annual service as directors. On June 20, 2023, the LTIP was further amended to, among other things, increase the aggregate number of shares of common stock available for issuance. In May 2024, the Company issued an aggregate 32,300 shares of its common stock with a grant date fair value of $20.78 per share to its directors that vest after one year in consideration for their annual service as directors. In addition, in May 2024, the Company’s shareholders approved an increase to the LTIP of 1,000,000 shares. As of September 30, 2024, an aggregate of 1,054,098 shares of the Company’s common stock remains available for awards under the LTIP. As of September 30, 2024, there was $8.6 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.8 years.

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

Prior to the Merger, the Old SAFE compensation committee, and following the Merger, the Company’s compensation committee, approved the award of 76,801 new Caret units with an estimated grant date fair value of $8.1 million to executive officers and other employees, other than the Company’s Chief Executive Officer and the Company’s President and Chief Investment Officer, including 15,000 Caret units to the Company’s Chief Financial Officer. The new Caret unit awards were granted immediately following the Merger and the effectiveness of the Amended Caret Performance Incentive Plan, and cliff vest on the fourth anniversary of their grant date if the Company’s common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days during that four-year period. As of September 30, 2024, there was $3.5 million of total unrecognized compensation cost related to all unvested Caret units that is expected to be recognized over a remaining vesting/service period of 2.5 years.

As of September 30, 2024, and after giving effect to the Caret Restructuring and the post-Merger Caret unit awards, Amended Caret Performance Incentive Plan participants held 1,371,254 Caret units, representing 14.4% of the then-outstanding Caret units and 11.4% of the then-authorized Caret units.

During the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $0.6 million, respectively, of expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $1.0 million,

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

respectively, in expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets.

401(K) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company’s Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s contributions, up to a maximum of 10% of the participants’ compensation. The Company made gross contributions of $0.5 million for the nine months ended September 30, 2024.

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

Dividends—The Company (then known as iStar) elected to be taxed as a REIT beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2024 and 2023, the Company declared cash dividends on its common stock of $38.1 million, or $0.531 per share, and $35.3 million, or $0.531 per share, respectively.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 13—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$19,953	$(122,846)	$80,537	$(96,019)
Net (income) loss attributable to noncontrolling interests	(622)	(123)	(813)	(138)
Net income (loss) attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$19,331	$(122,969)	$79,724	$(96,157)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$19,331	$(122,969)	$79,724	$(96,157)
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$19,331	$(122,969)	$79,724	$(96,157)

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic earnings per common share	71,436	67,979	71,347	65,214
Add: Effect of assumed shares under treasury stock method for restricted stock units	104	—	67	—
Weighted average common shares outstanding for diluted earnings per common share	71,540	67,979	71,414	65,214

Basic and diluted earnings per common share:(1)
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$0.27	$(1.81)	$1.12	$(1.47)
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$0.27	$(1.81)	$1.12	$(1.47)

(1)	For the three months ended September 30, 2023, the effect of 51 thousand of the Company’s restricted stock units were antidilutive. For the nine months ended September 30, 2024 and 2023, the effect of 10 thousand and 22 thousand, respectively, of the Company’s restricted stock units were antidilutive.

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

The Company did not incur management fees to the Former Manager for the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company recorded $5.2 million in management fees to the Former Manager. These management fees are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company paid, or reimbursed iStar for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the iStar under the management agreement.

The Company was not allocated any expenses from iStar for the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company was allocated $3.1 million in expenses from iStar.

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

The Company entered into a discretionary commitment to fund up to $9.0 million of preferred equity in an entity that owns the leasehold interest under one of the Company’s office Ground Leases located in Washington, DC. This preferred equity position is intended to fund any operating cash flow deficits and leasing capital necessary at the property as our tenant explores potential re-leasing or a leasehold sale. In-place cash flows at the property covered ground rent through September 30, 2024, though a semi-annual property tax payment made in September 2024 produced a shortfall, which resulted in a $1.5 million funding. During the three and nine months ended September 30, 2024, the Company funded $1.5 million of the commitment which is included in “Deferred expenses and other assets” on the Company’s consolidated balance sheet as of September 30, 2024. In addition, the Company has recognized $1.7 million and $2.7 million, respectively, of interest income from sales-type leases from the Ground Lease in its consolidated statements of operations for the three and nine months ended September 30, 2024.

In November 2021, the Company entered into an agreement pursuant to which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid is $33.3 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple or a 12% return on its investment. In December 2021, iStar contributed the Ground Lease to the Ground Lease Plus Fund (refer to Note 7). The Company has a noncontrolling interest in the Ground Lease Plus Fund and an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) has a noncontrolling interest in the Ground Lease Plus Fund. The terms of the Company’s commitment under the agreement did not change upon iStar’s contribution of the Ground Lease to the Ground Lease Plus Fund. In January 2024, the Company acquired the Ground Lease from the Ground Lease Plus Fund for $38.3 million. In addition, the Ground Lease documents contain future funding obligations to the Ground Lease tenant of approximately $51.8 million of leasehold improvement allowance upon achievement of certain milestones. In May 2023, certain milestones were met by the tenant as it exited the pre-development stage and the tenant began accessing the leasehold improvement allowance. As of September 30, 2024, the $51.8 million leasehold improvement allowance has been fully funded.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

During the three and nine months ended September 30, 2024, the Company recorded $3.7 million and $13.6 million, respectively, in management fees from Star Holdings. During the three and nine months ended September 30, 2023, the Company recorded $6.0 million and $13.2 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws. As of September 30, 2024, Star Holdings owned approximately 18.9% of the Company’s common stock outstanding through a wholly-owned subsidiary.

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

Merger Transaction

On August 10, 2022, Safehold Inc. (“Old SAFE”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iStar Inc. (“iStar”), and on March 31, 2023, in accordance with the terms of the Merger Agreement, Old SAFE merged with and into iStar, at which time Old SAFE ceased to exist, and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” For accounting purposes, the Merger is treated as a “reverse acquisition” in which iStar is considered the legal acquirer and Old SAFE is considered the accounting acquirer. As a result, the historical financial statements of Old SAFE became the historical financial statements of Safehold Inc. Unless the context otherwise requires, references to “iStar” refer to iStar prior to the Merger, and references to “we,” “our” and “the Company” refer to the business and operations of Old SAFE and its consolidated subsidiaries prior to the Merger and to Safehold Inc. (formerly known as iStar Inc.) and its consolidated subsidiaries following the consummation of the Merger. Periods presented prior to the Merger date of March 31, 2023 reflect the operations of Old SAFE and periods presented subsequent to March 31, 2023 represent the financial statements of the Company.

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

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of September 30, 2024, the percentage breakdown of the gross book value of our portfolio was 41% office, 39% multi-family, 11% hotels, 6% life science and 3% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

In 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. To combat the increase in inflation, the Federal Reserve raised interest rates and has kept interest rates generally high. This increase in interest rates has produced progress on inflation and in September 2024, the Federal Reserve reduced the federal funds rate by 50 basis points, which marked the first interest rate cut in four years. The Federal Reserve has indicated that it expects further interest rate cuts in the future; however, any future increase in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing for Ground Lease tenants, which is critical to the growth of a robust Ground Lease market. Many of our Ground Leases have CPI lookbacks, generally starting between years 11 and 21 of the lease term, to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation.

The COVID-19 pandemic is not currently materially impacting our new investment activity, but we continue to monitor its potential impact, which could slow new investment activity because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. In addition, following the onset of the COVID-19 pandemic, the U.S. office sector has been adversely affected by office vacancies, the rise in interest rates and a decline in market liquidity, all of which could negatively impact our tenants, Ground Rent Coverages and estimated Combined Property Values. Moreover, certain office assets currently have material vacancies. If our Ground Lease tenants at such assets fail to re-tenant the building such Ground Leases may default and we may suffer losses. High interest rates and increased investment spreads to treasury bonds in the Ground Lease market may attract new competitors, which may result in higher costs for properties, lower returns and impact our ability to grow. See the "Risk Factors" section of our 2023 Annual Report for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic and certain potential risks to our business related to competition and industry concentrations.

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

The table below shows the current estimated UCA in our owned residual portfolio as of September 30, 2024 and December 31, 2023 ($ in millions):(1)

	September 30, 2024	December 31, 2023
Combined Property Value(2)	$15,515	$16,001
Ground Lease Cost(2)	6,374	6,174
Unrealized Capital Appreciation in Our Owned Residual Portfolio	9,141	9,827
(1)	Please review our Current Report on Form 8-K filed on October 28, 2024 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” included in “Risk Factors” of our 2023 Annual Report for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value as of December 31, 2023 includes one investment in our Ground Lease Plus Fund (which we acquired from the Ground Lease Plus Fund in January 2024 - refer to Note 7 to the consolidated financial statements), and for both periods includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $996.0 million and $1,357.4 million related to transactions with remaining unfunded commitments as of September 30, 2024 and December 31, 2023, respectively. Combined Property Value excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund (refer to Note 7 to the consolidated financial statements), the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. Ground Lease Cost as of December 31, 2023 includes one investment in our Ground Lease Plus Fund (which we acquired from the Ground Lease Plus Fund in January 2024), and for both periods includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $70.6 million and $135.6 million (including amounts paid to the Ground Lease Plus Fund in January 2024 to acquire the investment) of unfunded commitments as of September 30, 2024 and December 31, 2023, respectively. Ground Lease Cost excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund, the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. As of September 30, 2024, our gross book value as a percentage of combined property value was 48%.

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

During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret Performance Incentive Plan participants, including certain executives of the Company, or its affiliates, directors of Old SAFE and service providers of Old SAFE. Initial grants under the Original Caret Performance Incentive Plan were subject to graduated vesting based on time-based service conditions and hurdles of our common stock price, all of which have been satisfied. In connection with the Merger, certain of Old SAFE’s executive officers entered into re-vesting agreements pursuant to which the executives agreed to subject 25% of their previously vested Caret units to additional vesting conditions which will be satisfied on the second anniversary of the Merger, subject to the applicable executive’s continued employment through such date. In connection with the Merger, each Award Agreement (as defined in the Original Caret Performance Incentive Plan) related to outstanding Caret unit awards was assigned to Portfolio Holdings, and Old SAFE amended and restated the Original Caret Performance Incentive Plan (the “Caret Performance Incentive Plan”). Following the merger, 76,801 Caret units were awarded to executive officers and other employees under such plan that are subject to cliff vesting on the fourth anniversary of their grant date if our common stock has traded at an average price of $60.00 or more for at least 30 consecutive trading days during that four-year period. As a result, as of September 30, 2024, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 14.4% of the outstanding Caret units and 11.4% of the authorized Caret units, including 6.1% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer.

In addition to the Caret units awarded or reserved for issuance under our Caret Performance Incentive Plan, as of September 30, 2024, Old SAFE sold or contracted to sell an aggregate of 259,642 Caret units to third-party investors, including affiliates of MSD Partners and an entity affiliated with one of our independent directors. As of September 30, 2024, the Company owns 84.3% of the outstanding Caret units. In connection with the sale of 137,142 Caret units in February 2022 (28,571 of which were committed to be purchased at the time, but did not close), Old SAFE agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction had the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price less the amount of distributions previously made on such units. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed at the original purchase price less the amount of distributions previously made on such units.

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

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of September 30, 2024, our estimated portfolio Ground Rent Coverage was 3.5x (see “Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic or resulting shifts in the office sector and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect” in our 2023 Annual Report for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of September 30, 2024 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	5.5%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	4.8%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	4.5%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	4.3%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	3.3%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.3%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	3.0%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.3%
100 Cambridgeside	Mixed Use and Other	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.2%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	2.2%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 7 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by top 10 markets and property type as of September 30, 2024, excluding unfunded commitments:

% of Gross
Market	Book Value
Manhattan(1)	22%
Washington, DC	10
Boston	8
Los Angeles	7
San Francisco	4
Denver	4
Honolulu	3
Nashville	3
Miami	3
Atlanta	2
(1)	Total New York MSA including areas outside of Manhattan makes up 28% of gross book value.

% of Gross
Property Type	Book Value
Office	41%
Multifamily	39
Hotel	11
Life Science	6
Mixed Use and Other	3

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of September 30, 2024, we had $70.6 million of such commitments, excluding commitments to be funded by noncontrolling interests.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 14 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of September 30, 2024, we had an aggregate $150.3 million of such commitments.  There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Through the Leasehold Loan Fund, we also fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of September 30, 2024, we had $120.1 million of such commitments.

We also entered into a discretionary commitment to fund up to $9.0 million of preferred equity in an entity that owns the leasehold interest under one of our office Ground Leases located in Washington, DC. This preferred equity position is intended to fund any operating cash flow deficits and leasing capital necessary at the property as our tenant explores potential re-leasing or a leasehold sale. In-place cash flows at the property covered ground rent through September 30, 2024, though a semi-annual property tax payment made in September 2024 produced a shortfall, which resulted in a $1.5 million funding. During the three and nine months ended September 30, 2024, we funded $1.5 million of the commitment which is included in “Deferred expenses and other assets” on our consolidated balance sheet as of September 30, 2024. In addition, we recognized $1.7 million and $2.7 million, respectively, of interest income from sales-type leases from the Ground Lease in our consolidated statements of operations for the three and nine months ended September 30, 2024.

Results of Operations for the Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

	For the Three Months Ended
	September 30,
	2024	2023	$ Change

	(in thousands)
Interest income from sales-type leases	$67,120	$59,130	$7,990
Operating lease income	16,650	16,715	(65)
Interest income - related party	2,384	2,381	3
Other income	4,551	7,335	(2,784)
Total revenues	90,705	85,561	5,144
Interest expense	49,961	46,553	3,408
Real estate expense	1,047	1,001	46
Depreciation and amortization	2,484	2,519	(35)
General and administrative	13,116	17,860	(4,744)
Impairment of goodwill	—	145,365	(145,365)
Provision for (recovery of) credit losses	7,112	336	6,776
Other expense	1,111	2,169	(1,058)
Total costs and expenses	74,831	215,803	(140,972)
Earnings (losses) from equity method investments	4,739	7,451	(2,712)
Net income (loss) before income taxes	20,613	(122,791)	143,404
Income tax expense	(660)	(55)	(605)
Net income (loss)	$19,953	$(122,846)	$142,799

Interest income from sales-type leases increased to $67.1 million for the three months ended September 30, 2024 from $59.1 million for the same period in 2023. The increase was due primarily to acquisitions of Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income was $16.7 million during both the three months ended September 30, 2024 and 2023. Operating lease income consists of rent from our operating leases and percentage rent from certain properties, including our Park Hotels Portfolio.

Interest income – related party was $2.4 million for both the three months ended September 30, 2024 and 2023 and relates to the Star Holdings Term Loan Facility.

Other income for the three months ended September 30, 2024 and 2023 includes $3.7 million and $6.0 million, respectively, of management fees from Star Holdings. In addition, other income for both the three months ended September 30, 2024 and 2023 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the three months ended September 30, 2024 and 2023 also includes $0.8 million and 1.2 million, respectively, of other ancillary income from our investments. Other ancillary income primarily includes sublease income, recoverable expenses and interest income earned on our cash balances.

During the three months ended September 30, 2024 and 2023, we incurred interest expense from our debt obligations of $50.0 million and $46.6 million, respectively. The increase in 2024 was primarily the result of increased indebtedness to fund acquisition activity and higher interest rates.

During both the three months ended September 30, 2024 and 2023 we incurred real estate expense of $1.1 million, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the three months ended September 30, 2024 and 2023, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization was $2.5 million during both the three months ended September 30, 2024 and 2023. Depreciation and amortization primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets, and beginning in the second quarter of 2023, depreciation on corporate fixed assets acquired in the Merger.

Subsequent to the Merger closing on March 31, 2023, general and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. The following table presents our general and administrative expenses for the three months ended September 30, 2024 and 2023 ($ in thousands):

	For the Three Months Ended
	September 30,
	2024	2023
Public company and other costs(1)	$9,649	$10,403
Stock-based compensation	3,467	7,457
Total general and administrative expenses(2)	$13,116	$17,860
(1)	For the three months ended September 30, 2024 and 2023, public company and other costs primarily includes compensation, legal, insurance and occupancy costs.
(2)	For the three months ended September 30, 2024 and 2023, general and administrative expenses were partially offset by $3.7 million and $6.0 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the three months ended September, 30, 2023, we recorded a full impairment of the goodwill that was recognized as a result of the Merger (refer to Note 3 to the consolidated financial statements).

During the three months ended September 30, 2024, we recorded a provision for credit losses of $7.1 million. The provision for credit losses for the three months ended September 30, 2024 was due primarily to elective enhancements to our general provision for credit loss methodology (refer to Note 3 to the consolidated financial statements), current market conditions and growth in the portfolio during the period. During the three months ended September 30, 2023, we recorded a provision for credit losses of $0.3 million. The provision was primarily the result of a declining macroeconomic forecast on commercial real estate markets since June 30, 2023.

During the three months ended September 30, 2024, other expense consists primarily of costs related to our debt obligations. During the three months ended September 30, 2023, other expense consists primarily of $1.9 million from the derecognition of previously-capitalized deal structuring costs and also includes legal and consulting costs.

During the three months ended September 30, 2024, earnings from equity method investments (refer to Note 7 to the consolidated financial statements) resulted from our $0.7 million share of income from our 425 Park Avenue venture, our $1.4 million share of income from our 32 Old Slip venture, our $0.5 million share of income from the Ground Lease Plus Fund and our $2.2 million share of income from the Leasehold Loan Fund. During the three months ended September 30, 2023, earnings from equity method investments resulted from our $0.9 million pro rata share of income from our 425 Park Avenue venture, our $1.4 million pro rata share of income from our 32 Old Slip venture, our $1.8 million pro rata share of income from the Ground Lease Plus Fund and our $3.3 million pro rata share of income from the Leasehold Loan Fund.

During the three months ended September 30, 2024, we recorded consolidated income tax expense of $0.7 million, which was attributable to our taxable REIT subsidiary (“TRS”). Included in our consolidated income tax expense, our TRS recorded current tax expense of $0.8 million and a deferred benefit of $0.1 million. The deferred tax expense relates primarily to equity-based compensation expense and utilization of net operating loss carryovers to which our TRS is a successor. During the three months ended September 30, 2023, we recorded income tax expense of $0.1 million. Our TRS recorded aggregate current federal and state income tax expense of $1.0 million for the three months ended September 30, 2023. In addition, during the three months ended September 30, 2023, our TRS recorded a deferred tax benefit in the amount of $0.9 million. The net deferred tax benefit relates primarily to equity-based compensation expense and net operating loss carryovers to which our TRS is a successor and which were finalized upon filing tax returns for periods prior to the Merger.

Results of Operations for the Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

	For the Nine Months Ended
	September 30,
	2024	2023	$ Change

	(in thousands)
Interest income from sales-type leases	$195,573	$174,350	$21,223
Operating lease income	54,344	54,366	(22)
Interest income - related party	7,098	4,762	2,336
Other income	16,798	16,073	725
Total revenues	273,813	249,551	24,262
Interest expense	147,699	133,482	14,217
Real estate expense	3,167	3,219	(52)
Depreciation and amortization	7,461	7,444	17
General and administrative	41,020	51,843	(10,823)
Impairment of goodwill	—	145,365	(145,365)
Provision for (recovery of) credit losses	8,447	2,625	5,822
Other expense	1,561	17,532	(15,971)
Total costs and expenses	209,355	361,510	(152,155)
Earnings (losses) from equity method investments	18,120	16,520	1,600
Net income (loss) before income taxes	82,578	(95,439)	178,017
Income tax expense	(2,041)	(580)	(1,461)
Net income (loss)	$80,537	$(96,019)	$176,556

Interest income from sales-type leases increased to $195.6 million for the nine months ended September 30, 2024 from $174.4 million for the same period in 2023. The increase was due primarily to the origination of new Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income was $54.3 million during the nine months ended September 30, 2024 and $54.4 million for the same period in 2023. Operating lease income consists of rent from our operating leases and percentage rent from certain properties, including our Park Hotels Portfolio.

Interest income – related party was $7.1 million and $4.8 million, respectively, for the nine months ended September 30, 2024 and 2023 and relates to the Star Holdings Term Loan Facility.

Other income for the nine months ended September 30, 2024 and 2023 primarily includes $13.6 million and $13.2 million, respectively, of management fees from Star Holdings. In addition, other income for both the nine months ended September 30, 2024 and 2023 includes $0.4 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the nine months ended September 30, 2024 and 2023 also includes $2.8 million and $2.5 million, respectively, of other ancillary income from our investments. The increase in other ancillary income in 2024 as compared to 2023 was primarily due to sublease income earned in periods subsequent to the Merger, interest income on our cash balances and management and other fees earned from the ventures that we manage.

During the nine months ended September 30, 2024 and 2023, we incurred interest expense from our debt obligations of $147.7 million and $133.5 million, respectively. The increase in 2024 was primarily the result of additional borrowings on our revolvers, which also accrued interest at higher rates in 2024 due to an increase in base interest rates, and interest expense on our trust preferred securities and our 6.10% Notes.

Real estate expense was $3.2 million during both the nine months ended September 30, 2024 and 2023, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the nine months ended September 30, 2024 and 2023, we also recorded $0.4 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization was $7.5 million and $7.4 million, respectively, during the nine months ended September 30, 2024 and 2023, and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets and depreciation on our corporate fixed assets.

Subsequent to the Merger closing on March 31, 2023, general and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. Prior to the Merger closing, general and administrative expenses included management fees, an allocation of expenses to us from our Former Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023
Public company and other costs(1)	$30,895	$23,392
Stock-based compensation(2)	10,125	20,127
Management fees(3)	—	5,199
Expense reimbursements to the Manager(3)	—	3,125
Total general and administrative expenses(4)	$41,020	$51,843
(1)	For the nine months ended September 30, 2024 and 2023, public company and other costs primarily includes compensation, legal, insurance and occupancy costs.
(2)	For the nine months ended September 30, 2023, $4.7 million relates to the accelerated vesting of iStar’s equity-based compensation plans in connection with the Merger.
(3)	Refer to Note 14 to the consolidated financial statements.
(4)	For the nine months ended September 30, 2024 and 2023, general and administrative expenses were partially offset by $13.6 million and $13.2 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the nine months ended September, 30, 2023, we recorded a full impairment of the goodwill that was recognized as a result of the Merger (refer to Note 3 to the consolidated financial statements).

During the nine months ended September 30, 2024 and 2023, we recorded a provision for credit losses of $8.4 million and $2.6 million, respectively. The provision for credit losses for the nine months ended September 30, 2024 was due primarily to elective enhancements to our general provision for credit loss methodology (refer to Note 3 to the consolidated financial statements), current market conditions and growth in the portfolio during the period. The provision in 2023 was primarily the result of a $2.3 million provision on our loan receivable, net – related party.

During the nine months ended September 30, 2024, other expense consists primarily of costs related to our debt obligations. During the nine months ended September 30, 2023, other expense consists primarily of legal and consulting costs, transfer taxes associated with the Merger (refer to Note 1 to the consolidated financial statements) and $1.9 million from the derecognition of previously-capitalized deal structuring costs.

During the nine months ended September 30, 2024, earnings from equity method investments resulted from our $2.4 million pro rata share of income from our 425 Park Avenue venture, our $4.2 million pro rata share of income from our 32 Old Slip venture, our $1.8 million pro rata share of income from the Ground Lease Plus Fund and our $9.6 million pro rata share of income from the Leasehold Loan Fund. During the nine months ended September 30, 2023, earnings from equity method investments resulted from our $2.6 million pro rata share of income from our 425 Park Avenue venture, our $4.3 million pro rata share of income from our 32 Old Slip venture, our $3.5 million pro rata share of income from the Ground Lease Plus Fund and our $6.1 million pro rata share of income from the Leasehold Loan Fund.

During the nine months ended September 30, 2024, we recorded consolidated income tax expense of $2.0 million, which was attributable to our TRS. Included in our consolidated income tax expense for the nine months ended September 30, 2024, our TRS recorded deferred tax expense in the amount of $0.9 million. The net deferred tax expense relates primarily to equity-based compensation expense and utilization net operating loss carryovers to which our TRS is a successor. The net deferred tax expense relates primarily to equity-based compensation expense and utilization of net operating loss carryovers to which our TRS is a successor. During the nine months ended September 30, 2023, we recorded income tax expense of $0.6 million. The income tax expense was primarily the result of current federal and state income tax expense in the amount of $1.4 million, which was partially offset by a deferred tax benefit in the amount of $0.9 million with respect to our TRS. In addition, the Company recorded other state and local income taxes in the amount of $0.1 million during the nine months ended September 30, 2023.

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

In June 2024, we entered into a U.S. commercial paper program (the “Commercial Paper Program”) on a private placement basis, pursuant to which we may issue up to $750.0 million of short-term, unsecured commercial paper notes (the “Notes”) outstanding at any time, which are guaranteed by us. Under the Commercial Paper Program, we may issue the Notes from time to time and intend to use the proceeds for general corporate purposes. The Commercial Paper Program is backed by our 2024 Unsecured Revolver (see below). As of September 30, 2024, we had no outstanding balance under the Commercial Paper Program. Borrowings under the Commercial Paper Program reduce amounts otherwise available under the 2024 Unsecured Revolver.

In April 2024, we closed on a new $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaces our 2021 Unsecured Revolver and 2023 Unsecured Revolver (refer to Note 9 to the consolidated financial statements), each of which were terminated. At the time of termination, $916 million was drawn on the 2021 Unsecured Revolver, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver

has a borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.85%, subject to our credit ratings, with an extended maturity date of May 1, 2029, which includes two six-month extension options. The 2024 Unsecured Revolver replaced our nearest term maturities, reduces the overall facility cost and increased our liquidity by $150 million. Additionally, we gained greater financial flexibility through changes to certain financial covenants. As of September 30, 2024, there was $939 million of undrawn capacity on the 2024 Unsecured Revolver.

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

In April 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $300.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs, and our determinations of the appropriate sources of funding. As of September 30, 2024, we had not sold any shares under the ATM.

As of September 30, 2024, we had $16 million of unrestricted cash. We also have an aggregate $939 million of undrawn capacity on our new 2024 Unsecured Revolver (refer to Note 9 to the consolidated financial statements). We refer to this unrestricted cash and additional borrowing capacity on our 2024 Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes, Commercial Paper Program and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

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

The following table outlines our cash flows provided by (used in) operating activities, cash flows used in investing activities and cash flows provided by financing activities for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows provided by (used in) operating activities	$29,957	$(7,671)
Cash flows provided by (used in) investing activities	(190,897)	(449,950)
Cash flows provided by (used in) financing activities	138,462	448,692

The increase in cash flows provided by operating activities during 2024 was due primarily to an increase in distributions received from equity method investments in 2024 and the payment of Merger expenses during the nine months ended September 30, 2023, which was partially offset by the payment of annual performance awards during the nine months ended September 30, 2024. The decrease in cash flows used in investing activities during 2024 was due primarily to the origination of the Star Holdings Term Loan Facility in 2023, consideration paid in connection with the Merger in 2023 and an increase in net distributions received from equity method investments in 2024, which was partially offset by an increase in the funding of Ground Leases in 2024. The decrease in cash flows provided by financing activities during 2024 was due primarily to a decrease in net borrowings on debt obligations.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. We and Portfolio Holdings have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of Portfolio Holdings, which will be fully and unconditionally guaranteed by us. As of September 30, 2024, Portfolio Holdings had issued and outstanding the Notes, which were registered on a Form S-3 filed by Old SAFE and Portfolio Holdings (then known as Safehold Operating Partnership LP). The obligations of Portfolio Holdings to pay principal, premiums, if any, and interest on the Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and Portfolio Holdings is a consolidated subsidiary of ours.

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

As of September 30, 2024, we had $3.2 billion principal amount of fixed-rate debt outstanding and $1.2 billion principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)(1)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$6,280
-50 Basis Points	3,140
-10 Basis Points	628
Base Interest Rate	—
+10 Basis Points	(628)
+ 50 Basis Points	(3,140)
+100 Basis Points	(6,280)
(1)	The table above includes the effect of interest rate swaps and our share of the impact of floating-rate loans in our Leasehold Loan Fund.

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

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not have any sales of unregistered shares of our common stock during the three months ended September 30, 2024.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended September 30, 2024.

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
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2024 and December 31, 2023; (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2024 and 2023; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2024 and 2023; (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc.
Registrant

Date:	October 29, 2024	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	October 29, 2024	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer and principal accounting officer)