Form 10-K
period 2024-12-31
Safehold Inc.
filed 2025-02-06
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2024
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

As of June 28, 2024, the aggregate market value of Safehold Inc. common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $1.1 billion, based upon the closing price of $19.29 on the New York Stock Exchange composite tape on such date.

As of February 5, 2025, there were 71,449,014 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2025 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Merger Transaction and Spin-Off

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

Other Merger and Spin-Off related transactions

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

Star Holdings was capitalized in part with an 8.0%, four-year term loan from the Company having an initial principal amount of $115.0 million, as well as SOFR plus 3.00% bank debt with an initial principal balance of $140.0 million from Morgan Stanley Bank, N.A. which is secured by approximately 12.9 million shares of the Company as of December 31, 2024.

In connection with the Spin-Off, Safehold Management Services Inc. (“SpinCo Manager”), a Delaware corporation and a subsidiary of the Company, entered into a management agreement with Star Holdings effective as of March 31, 2023, pursuant to which SpinCo Manager will continue to operate and pursue the orderly monetization of Star Holding’s assets. Star Holdings paid SpinCo Manager an annual management fee of $25.0 million for the term ended March 31, 2024. The annual fee declines to $15.0 million, $10.0 million and $5.0 million, respectively, in each of following annual terms, and adjusts to 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock held by Star Holdings, thereafter. The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws.

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

The table below shows the current estimated UCA as of December 31, 2024 and 2023 ($ in millions):(1)

	December 31, 2024	December 31, 2023
Combined Property Value(2)	$15,523	$16,001
Ground Lease Cost(2)	6,395	6,174
Unrealized Capital Appreciation in Our Owned Residual Portfolio	9,128	9,827
(1)	Please review our Current Report on Form 8-K filed on February 5, 2025 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See "Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events" for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value as of December 31, 2023 includes one investment in our Ground Lease Plus Fund (which we acquired from the Ground Lease Plus Fund in January 2024 - refer to Note 7 to the consolidated financial statements), and for both periods includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $319.8 million and $1,357.4 million related to transactions with remaining unfunded commitments as of December 31, 2024 and 2023, respectively. Combined Property Value excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund (refer to Note 7 to the consolidated financial statements), the rest of the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. Ground Lease Cost as of December 31, 2023 includes one investment in our Ground Lease Plus Fund (which we acquired from the Ground Lease Plus Fund in January 2024), and for both periods includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $46.2 million and $135.6 million (including amounts paid to the Ground Lease Plus Fund in January 2024 to acquire the investment) of unfunded commitments as of December 31, 2024 and 2023, respectively. Ground Lease Cost excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund, the rest of the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. As of December 31, 2024, our gross book value as a percentage of combined property value was 49%.

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

During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret Performance Incentive Plan participants, including certain executives of the Company, or its affiliates, directors of Old SAFE and service providers of Old SAFE. Initial grants under the Original Caret Performance Incentive Plan were subject to graduated vesting based on time-based service conditions and hurdles of our common stock price, all of which have been satisfied. In connection with the Merger, certain of Old SAFE’s executive officers entered into re-vesting agreements pursuant to which the executives agreed to subject 25% of their previously vested Caret units to additional vesting conditions which will be satisfied on March 31, 2025 (the second anniversary of the Merger), subject to the applicable executive’s continued employment through such date. In connection with the Merger, each Award Agreement (as defined in the Original Caret Performance Incentive Plan) related to outstanding Caret unit awards was assigned to Portfolio Holdings, and Old SAFE amended and restated the Original Caret Performance Incentive Plan (the “Caret Performance Incentive Plan”). Following the Merger, 76,801 Caret units were awarded to executive officers and other employees under such plan that are subject to cliff vesting on the fourth anniversary of their grant date if our common stock has traded at an average price of $60.00 or more for at least 30 consecutive trading days during that four-year period. As a result, as of December 31, 2024, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 14.4% of the outstanding Caret units and 11.4% of the authorized Caret units, including 6.1% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer.

In addition to the Caret units awarded or reserved for issuance under our Caret Performance Incentive Plan, we have sold 122,500 Caret units to third-party investors, including affiliates of MSD Partners, that remain outstanding as of December 31, 2024. As of December 31, 2024, the Company owned 84.3% of the outstanding Caret units. In connection with the sale of 137,142 Caret units in February 2022 (28,571 of which were committed to be purchased at the time, but did not close), Old SAFE agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction had the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price less the amount of distributions previously made on such units. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed at the original purchase price less the amount of distributions previously made on such units.

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

In September 2022, Old SAFE sold a Ground Lease in the Washington, D.C. market for $136.0 million to a third-party purchaser. The transaction generated a net book gain for us of approximately $46.4 million. After paying closing costs, establishing reserves for Caret-related expenses and deducting the original $76.7 million cost basis to us, the remaining proceeds were distributed approximately 84% to Old SAFE and approximately 16% to the minority holders of Caret units. In addition, the affiliates of MSD Partners received a credit against their purchase price for Caret units equal to the amount they would have received had they held Caret units at the time of the distribution.

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
●	Value of approximately 30% to 45% of the Combined Property Value at the commencement of the lease or the acquisition date; and
●	First year cash return on asset of between 2.5% and 5.5% and effective yields between 4.5% and 7.5%.

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

Conflict of Interest Policies

Conflicts of interest may exist or could arise in the future with any member of Portfolio Holdings or in our relationship with Star Holdings. Conflicts may include, without limitation: conflicts between the interests of our stockholders and the management holders of Caret units; conflicts arising from the enforcement of agreements between us and Star Holdings; conflicts in the amount of time that our officers and employees will spend on the affairs of Star Holdings versus our affairs; conflicts in determining whether to seek reimbursement from Star Holdings of certain expenses we incur on its behalf; and conflicts between the interests of our stockholders and members of our management who hold Star Holdings common stock. We have adopted a policy that all transactions between Star Holdings and us must be approved by our Audit Committee (the “Committee”). However, we cannot assure you this policy or other policies and provisions of law will always succeed in eliminating the influence of such conflicts. If they are not successful, decisions could be made that might fail to reflect the best interest of all shareholders. See "Risk Factors – Risks Related to Our Relationship with Star Holdings – “There are various potential conflicts of interest in our relationship with Star Holdings, which could result in decisions that are not in the best interest of our shareholders.”

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

Code of Ethics and Conduct

The Company has adopted a Code of Ethics and Conduct that applies to our directors, officers and employees (the "Code of Conduct"). The Code of Conduct sets forth the principles of conduct and ethics to be followed by our directors, officers and employees. The purpose of the Code of Conduct is to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations;  prompt internal reporting of violations of law or the Code of Conduct; accountability for adherence to the Code of Conduct; consistent enforcement of the Code of Conduct; protection for persons reporting any questionable behavior; protection of the Company’s legitimate business interests; and confidentiality of information entrusted to our directors, officers and employees. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. The Code of Conduct is available on the Company’s website at www.safeholdinc.com. The Company will post on its website all disclosures that are required under the Exchange Act or NYSE listing standards concerning any amendments to, or waivers from, any provision of the Code of Conduct.

Human Capital Resources

Central to our business strategy is attracting, developing and retaining a talented, diverse and engaged workforce to drive our success. As of December 31, 2024, the Company had 74 employees. The Company believes it has good relationships with its employees. Substantially all of our employees are full time employees and they are not represented by any collective bargaining agreements.

As we have transitioned the focus of our business to growing our Ground Lease platform, we have sought to recruit new talent and provide training to existing employees to support our business strategy. In our recruiting efforts, we generally strive to draw from the largest feasible pool of candidates to consider for roles. We have designed a compensation structure, including an array of benefits, that we believe is attractive to current and prospective personnel. We also offer our professionals the opportunity to participate in a variety of development programs, including discussions led by outside speakers on topics of interest and a learning management tool that enables employees and their managers to select courses that enhance professional development.

We maintain a number of health and wellness programs to support the welfare of our people. These programs include an employee assistance program that offers confidential assessment, counseling and referral services at no cost to the employee. We seek to provide a safe workplace for our employees and have established emergency procedures that address emergency health and safety situations.

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

Summary Risk Factors –

●	The market for Ground Lease transactions and the availability of investment opportunities may not meet our growth objectives.
●	Our operating performance and the market value of our properties are subject to risks associated with real estate assets.
●	The rental payments under our leases may not keep up with changes in market value and inflation.
●	We may be unable to renew expiring Ground Leases, re-lease the land or sell the properties on favorable terms or at all.
●	Counterparty, geographic and industry concentrations may expose us to financial credit risk.
●	A lack of recourse to creditworthy counterparties may adversely affect us and our tenants.
●	Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis.
●	Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events.
●	We rely on Property NOI as reported to us by our tenants.
●	Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect.
●	Our estimates of Combined Property Value are based on various assumptions and information supplied to us by our tenants, and accordingly may not be indicative of actual values.
●	There can be no assurance that we will realize any incremental value from the UCA in our owned residual portfolio or that the market price of our common stock will reflect any value attributable thereto.
●	Ground Leases with developers expose us to risks associated with property development and redevelopment that could materially and adversely affect us.
●	We may be materially and adversely affected by the exercise of leasehold mortgagee protections.
●	We are subject to the risk of bankruptcy of our tenants.
●	We may directly own one or more commercial properties, which will expose us to the risks of ownership of operating properties.
●	Competition may adversely affect our ability to acquire and originate investments.
●	Cybersecurity risk and cyber incidents may adversely affect our business.
●	Our business and growth prospects could be adversely affected by future epidemics, pandemics or other health crises.
●	Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect current market values, including the decline in office values, and may decline materially in future periods.
●	Our success depends in part on our ability to attract, retain and develop talented employees, and our failure to do so, including the loss of any of our key employees, could adversely impact our business.
●	We may decide to further expand our operations through acquisitions, development opportunities and other strategic transactions.
●	We are party to several agreements with Star Holdings, and may be unable to collect amounts to which we are contractually entitled, which could negatively affect our performance, financial condition, results of operations and cash flow.

●	Star Holdings owns a significant amount of our common stock, some of which serves as collateral for a margin loan.
●	The concentration of our voting power may adversely affect the ability of investors to influence our policies.
●	There are various potential conflicts of interest in our relationship with Star Holdings, which could result in decisions that are not in the best interest of our shareholders.
●	Our management agreement with Star Holdings could distract management time and attention and give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.
●	Our debt obligations will reduce cash available for distribution and expose us to the risk of default.
●	Our failure to hedge interest rates effectively could materially and adversely affect us.
●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ or co-venturers’ financial position and liquidity and disputes between us and our co-venturers.
●	Our depreciation expenses are expected to be limited for financial and tax reporting purposes, with the result that we will be highly dependent on external capital sources to fund our growth.
●	Our credit ratings will impact our borrowing costs and our access to debt capital markets.
●	We are a holding company and will rely on funds from Portfolio Holdings to pay our obligations and distributions to our shareholders.
●	Certain provisions of Maryland law and our organizational documents could inhibit changes in control of our company.
●	Certain provisions of our organizational documents limit shareholder recourse and access to judicial fora.
●	Cash available for distribution may not be sufficient to make distributions to our shareholders at expected levels, or at all.
●	The availability of shares for future sale could adversely affect the market price of our common stock.
●	Distributions to holders of Caret units will reduce distributions to us upon certain transactions, and sales of additional Caret units may dilute the economic interests of our common stockholders.
●	The changes to the Caret program in connection with the Merger may fail to improve the recognition of SAFE’s two distinct components of value by market participants.
●	The terms of Caret units could result in conflicts of interest between holders of our common stock and holders of Caret units. Our management’s ownership of Caret units creates potential conflicts of interest.
●	The Portfolio Holdings LLCA sets forth certain limitations on our ability to make changes to such agreement that could be beneficial to us and our stockholders without the consent of certain of the Caret unitholders.
●	The Portfolio Holdings LLCA contains provisions that may delay, defer or prevent a change in control.
●	Future issuances of debt or preferred equity securities could adversely affect our common shareholders and result in conflicts of interest.
●	Our failure to remain qualified as a REIT would subject us to taxes, which would reduce the amount of cash available for distribution to our shareholders.
●	The REIT distribution requirements could require us to borrow funds or take other actions that may be disadvantageous to our shareholders.
●	Even if we qualify as a REIT, we may incur tax liabilities that reduce our cash flow.

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

Above-market lease rates at some of the properties in our portfolio at the time of any Ground Lease renewal or re-lease may force us to renew some expiring leases or re-lease properties at lower rates. We cannot assure you existing tenants will exercise any extension options or that our expiring leases will be renewed or that our properties will be re-leased at lease rates equal to or above their then weighted average lease rates. For example, one of our tenants under our Park Hotels Portfolio master lease elected to not extend the leases underlying two of the five hotels past December 2025. In addition, tenants may fail to properly maintain their improvements, and certain improvements may become obsolete over the long terms of our Ground Leases, which may impair the value and the UCA that we are able to realize upon a sale or re-leasing, or require us to make significant investments in order to restore the property to a suitable condition.

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

For the year ended December 31, 2024, our two largest tenants by revenues accounted for approximately 4.5% and 4.4%, respectively, of our total revenues. For the year ended December 31, 2024, 36.9% of our total revenues came from multifamily properties, 36.4% came from office properties and 10.2% came from hotel properties. We could be materially and adversely affected by negative factors affecting such concentration. For example, our office assets and business growth prospects may be adversely affected, including adverse impacts on our rents collected, Ground Rent Coverage and UCA as a result of reduced demand for office space and/or reduction in rents at our office properties as a result of an economic downturn or permanent shift in office space demand as a result of the COVID-19 pandemic or other health crises. Moreover, certain office assets currently have material vacancies. If our Ground Lease tenants at such assets fail to re-tenant the building such Ground Leases may default and we may suffer losses. For one such asset, located in Washington D.C., we entered into a discretionary commitment to fund up to $9.0 million of preferred equity in an entity that owns the leasehold interest. This preferred equity position is intended to fund any operating cash flow deficits and leasing capital necessary at the property as our tenant explores potential re-leasing or a leasehold sale, though there can be no guarantee that our tenant will be able to re-lease or sell in a timely manner, or at all.

In addition, as of December 31, 2024, our portfolio had regional geographic concentrations based on gross book value (refer to “Our Portfolio” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis.

The tenant under our Park Hotels Portfolio master lease pays us percentage rent equal to 7.5% of the positive difference between the aggregate annual operating revenues of the five hotels in the portfolio for any year and a threshold amount of approximately $81.4 million. We received $3.5 million of percentage rent payments from our Park Hotels Portfolio in 2024 (which reflect 2023 operations), $2.8 million of percentage rent payments from our Park Hotels Portfolio in 2023 (which reflect 2022 operations) and received no percentage rent payments in 2022 (which reflect 2021 operations). Our tenant elected to not extend the master lease in connection with two of the five hotels past December 2025. The two hotels not extended were responsible for $1.1 million of the $3.5 million of percentage rent received in 2024. Any deterioration in the operating performance at any of the hotels in the Park Hotels Portfolio would adversely affect our ability to earn percentage rent under such hotels, and it is possible that poor operating performance at one or more such hotels could reduce or eliminate percentage rent for any annual period notwithstanding stable or improving operating performance at other hotels included in the Park Hotels Portfolio.

We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property.

The sum of our cash base rental income in place for our Doubletree Seattle Airport property as of December 31, 2024 and total percentage cash rental income during the year ended December 31, 2024 for such property totaled an aggregate of $5.4 million, or approximately 2.2% of the cash revenues of the Company. A majority of the land underlying our Doubletree Seattle Airport property is owned by a third party and is ground leased to us. We are obligated to pay the third-party owner of the Ground Lease $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, we pass this cost on to our tenant under the terms of our master lease. If the underlying Ground Lease is not renewed by the landlord on or before its expiration in 2044, our lease of the Doubletree Seattle Airport hotel to our tenant would also terminate which would result in the loss to us of the rental income from this hotel as well as any UCA that had not been realized by that time.

Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events.

Certain tenant rights under our Ground Leases may limit the value we are able to realize upon lease expiration, sale of our land or other events, including, among others: (i) our Park Hotels Portfolio master lease gives the tenant the right to purchase one or more of the hotels at fair market value if the hotel suffers a major casualty or condemnation event, as defined under the master lease; (ii) prior to the expiration of the Ground Lease relating to an office property that represents 1.1% of the gross book value of our portfolio as of December 31, 2024, the tenant has the right to demolish the building and improvements on the property, although it cannot do so during the last five years of the lease without our prior consent. Rent under our Ground Lease must continue to be paid through the end of the lease, even if the tenant demolishes the building and any improvements on the property; (iii) the tenant under one of our Ground Leases has a buy-out option in year 49 of the lease; (iv) the Lock Up Self Storage Facility lease gives the tenant the right to purchase our interest in the underlying land at fair market value as of the expiration of the lease in 2037; (v) the tenants under certain of our Ground Leases have a right of first offer or a right of first refusal to purchase the land underlying the Ground Lease should we decide to sell the land together with the Ground Lease to a third party; and (vi) the third party ownership of a majority of the land underlying our Doubletree Seattle Airport property, as described above. The existence of these rights in existing and future leases may adversely affect the value and the UCA we are able to realize upon a sale of our Ground Leases and/or make it more difficult to re-let a property after the expiration of a lease.

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

Pursuant to the typical terms of a Ground Lease, we regain possession of the land and generally take title to the building and any improvements thereon, without the payment of any additional consideration by us. We regard the difference between the initial Ground Lease value and the Combined Property Value as UCA in our owned residual portfolio that we may realize at the end of the lease through a releasing or sale transaction, or perhaps by operating the property directly. To the extent we choose to operate a property directly, we will be subject to additional risks associated with leasing commercial real estate, including responsibility for property operating costs, such as taxes, insurance and maintenance, that previously were paid for by our tenant pursuant the Ground Lease. Though we estimate Combined Property Value using one or more valuation methodologies that we consider appropriate, there can be no assurance that this estimate or the amount of any UCA in our owned residual portfolio is accurate at the time we invest in a Ground Lease. Even if we estimate that a UCA exists initially, we will generally not be able to realize that appreciation through a near term transaction, as the property is leased to a tenant pursuant to a long-term lease. While the value of commercial real estate as a broad class has generally increased over extended periods of time and is believed by some to exhibit a positive correlation with rates of inflation, the value of a particular commercial real estate asset is primarily a function of its location, overall quality and the terms of relevant leases. Since our leases are typically long-term (base terms ranging from 30 to 99 years), it is possible that the UCA in our owned residual portfolio will increase in value, but over long periods of time. However, the Combined Property Value of a particular property at the end of a Ground Lease will be highly dependent on its unique attributes and there can be no assurance that it will exceed the amount of our initial investment in the Ground Lease. There can also be no assurance that estimated UCA for properties we acquire in the future will be proportionate with estimated UCA for our current portfolio. Moreover, no assurance can be given that the market price of our common stock will include any value attributable to the UCA in our owned residual portfolio. The price for our most recent sale of Caret units, in August 2022, implied a $2.0 billion valuation for 100% of Caret units, but in April 2024 Caret units purchased in February 2022 were redeemed at their original purchase price, less the amount of distributions previously made on such units, pursuant to a redemption option. There can be no assurances as to the value that may be attributed to Caret units in the future. In addition, our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases. See "—Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events." Moreover, the market price of our common stock may not reflect any value ascribed to the UCA in our owned residual portfolio, as it is difficult and highly speculative to estimate the value of a commercial real estate portfolio that may be realized at a distant point in time.

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

We have had, and may in the future have, tenants file for bankruptcy protection. The bankruptcy or insolvency of a tenant may materially and adversely affect the income produced by our properties or could force us to "take back" a property as a result of a default or a rejection of the lease by a tenant in bankruptcy, any of which could materially and adversely affect us. If any tenant becomes a debtor in a case under federal bankruptcy law, we cannot evict the tenant and assume ownership of the building and improvements thereon solely because of the bankruptcy if the tenant continues to comply with the terms of our lease. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent would be a general unsecured claim subject to a statutory cap that might be substantially less than the rent actually owed to us under the lease. We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. Although our tenants are primarily responsible for any environmental damages and claims related to the properties, a tenant’s bankruptcy or inability to satisfy its obligations for these types of damages or claims could require us to satisfy such liabilities. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease. It is also possible that a bankruptcy court could re-characterize our Ground Leases as secured lending transactions depending on its interpretation of the terms of the lease. If a lease were judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the property subject to the lease and could lose the legal as well as economic attributes of the owners of the property, which could have a material adverse effect on us.

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

Our business and growth prospects could be adversely affected by future epidemics, pandemics or other health crises.

Epidemics, pandemics or other health crises could adversely affect us due to, among other factors:

●	closures of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●	deteriorations in our tenants’ financial condition and access to capital which could cause one or more of our tenants to be unable to meet their Ground Lease obligations to us in full, or at all;
●	a negative impact on the travel industry, and as a result, the hotel industry, due to declines in corporate budgets and consumer travel demand or otherwise, which could adversely affect our hotel assets, which accounted for approximately 10.2%, 10.3% and 11.9% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively, including percentage rent;
●	the impact on our percentage rent revenues, all of which are based on operating performance at our hotel properties. For example, we received no percentage rent payments from our Park Hotels Portfolio in 2022 (which reflects 2021 operations) and in 2021 (which reflects 2020 operations) due to the impact of the COVID-19 pandemic, and the percentage rent payment in 2023 (which reflects 2022 operations) was below pre-pandemic levels;
●	declines in corporate budgets for, and demand for, office space;
●	deteriorations in our financial performance which could cause us to be unable to satisfy debt covenants, including cash flow coverage tests in our revolving credit facility, which could trigger a default and acceleration of outstanding borrowings;
●	difficulty accessing debt and equity capital on attractive terms, or at all, to fund business operations, growth or address maturing liabilities; and
●	delays in the supply of products or services that are needed for our and our tenants’ efficient operations.

During its peak, the COVID-19 pandemic adversely affected our growth, and its after-effects on certain sectors of the economy and commercial real estate markets remain uncertain. The possibility of another epidemic, pandemic or other health crisis presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect current market values, including the decline in office values, and may decline materially in future periods.

Our reported estimated UCA and Combined Property Value are based, in part, on valuations associated with each Ground Lease that occur every 12 to 24 months. Certain metrics that we report and monitor may not reflect current market values, including the decline in office values. Lagging valuations may not accurately capture declines in our UCA and ratio of gross book value to Combined Property Value and such decline could be reflected in future periods, and any such decline could be material. Our estimated Ground Rent Coverage represents the ratio of the property NOI of the commercial properties being operated on our land to the Ground Lease payment due to us, as of the date of determination. With respect to properties under development or in transition or for which financial statements are not available, we use our internal underwritten estimates of Ground Rent Coverage at stabilization and third-party valuations where available, none of which may take into account current demand shifts. With respect to other properties, the property NOI available to us at December 31, 2024 may not be indicative of future periods, depending on the direction and magnitude of demand shifts for the entire period. Given the limitations of the information used in our estimates it is possible that the actual Ground Rent Coverage may be lower than our estimate, now or in the future.

We are part of two joint ventures that have a different investment profile than our typical Ground Leases, which could materially and adversely affect us.

We have interests in the Ground Lease Plus Fund (refer to Note 7 to the consolidated financial statements), which targets the origination and acquisition of pre-development phase Ground Leases, and the Leasehold Loan Fund (refer to Note 7 to the consolidated financial statements), which provides leasehold loans behind a Ground Lease (the “Ventures”). The Ventures are with an institutional third-party partner. The combined book value of the Ventures is less than 1% of our gross book value. The assets owned by these Ventures create higher returns but also may involve additional risk than our typical Ground Leases. Pre-development Ground Leases differ from our typical Ground Leases in that they may not have all governmental approvals to commence construction and often do not have full capitalizations to fund development; these factors may expose these projects to additional time delays and cost increases. Leasehold loans differ from our typical Ground Leases in that they are serviced by the post-ground rent cash flows of the asset and, in a default scenario, only have recourse to our tenants’ leasehold interests.

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

We may decide to further expand our operations through acquisitions, development opportunities and other strategic transactions.

We may decide to further expand our operations through acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities and other strategic transactions, which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. We cannot assure you that any expansion or acquisition opportunities or other strategic transactions, will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Risks Related to Our Relationship with Star Holdings

We are party to several agreements with Star Holdings and may be unable to collect amounts to which we are contractually entitled, which could negatively affect our performance, financial condition, results of operations and cash flow.

Concurrently with the completion of our spin-off of Star Holdings, Star Holdings entered into a management agreement with one of our subsidiaries (the “Management Agreement”). Pursuant to the Management Agreement, we have agreed to provide Star Holdings with a management team and manage Star Holdings’ assets and its subsidiaries’ day-to-day operations, subject to the supervision of Star Holdings’ board of trustees. In consideration for our management services, Star Holdings paid us an annual management fee of $25.0 million for the term ended March 31, 2024 and will pay an annual management fee of $15.0 million for the term ended March 31, 2025. The annual fee declines to $10.0 million and $5.0 million, respectively, for each of the following annual terms, and adjusts to 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock held by Star Holdings, thereafter. The management fee is payable in cash quarterly, in arrears.

Additionally, on March 31, 2023, we, as a lender and an administrative agent, and Star Holdings, as a borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million (the “Incremental Term Loan Facility, and together with the Secured Term Loan Facility, as amended, the “Term Loan Facility”) at Star Holdings’ election. Borrowings under the Term Loan Facility bear interest at a fixed rate of 8.00% per annum, which may increase to 10.00% per annum if any loans remain outstanding under the Incremental Term Loan Facility. The Term Loan Facility has certain prepayment obligations, and a maturity of March 31, 2027. As of December 31, 2024, the Term Loan Facility had an outstanding principal balance of $115.0 million and no borrowing had been made under the Incremental Term Loan Facility.

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

Star Holdings owns a significant amount of our common stock, some of which serves as collateral for a margin loan.

As of December 31, 2024, Star Holdings owned approximately 18.9% of the outstanding shares of our common stock. Future sales in the public market by Star Holdings, or the perception in the market that Star Holdings intends to sell shares, could reduce the market price of our common stock.

Additionally, Star Holdings has entered into a margin loan facility in an aggregate principal amount of $140.0 million with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley & Co. LC, as sole custodian, calculation agent and collateral agent (the “Margin Loan Facility”). As of September 30, 2024, the outstanding principal balance was $87.4 million. As of December 31, 2024, the Margin Loan Facility is secured by 12.9 million shares of our common stock held by Star Holdings. If the market value of our common stock held by Star Holdings drops below certain specified levels, Star Holdings will be required to post additional collateral or, at certain levels, repay the outstanding margin loan amount as well as all accrued and unpaid interest, and a make whole amount. If Star Holdings is unable to satisfy any collateral calls or does not have sufficient funds to repay amounts owed under the Margin Loan Facility, Star Holdings may be forced to sell shares of our common stock or the lender may foreclose on the shares of our common stock held as collateral, which could reduce the market price of our common stock. Moreover, a collateral call or mandatory repayment may occur at a time when Star Holdings is subject to contractual or statutory prohibitions from selling.

The concentration of our voting power may adversely affect the ability of investors to influence our policies.

As of December 31, 2024, Star Holdings owned approximately 18.9% of the outstanding shares of our common stock. Therefore, subject to the terms of our Governance Agreement with Star Holdings, Star Holdings has the ability to influence the outcome of matters presented to our shareholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. The concentration of voting power in Star Holdings might also have the effect of delaying, deferring or preventing a change of control that our other shareholders may view as beneficial.

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

Potential conflicts of interest in our relationship with Star Holdings include, without limitation: conflicts arising from the enforcement of agreements between us and Star Holdings; conflicts in the amount of time that our officers and employees spend on Star Holdings’ affairs vs. our other affairs; conflicts in determining whether to seek reimbursement from Star Holdings of certain expenses we incur on its behalf; and conflicts between the interests of our shareholders and members of our management who hold Star Holdings common stock. Transactions between Star Holdings and us are subject to certain approvals of our independent directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party.

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

Our management agreement with Star Holdings could distract management time and attention and give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.

We are Star Holdings’ external manager and our duties under the management agreement could distract the time and attention of our management away from Safehold. These potential management distractions, as well as increased expenses, changes to operations, potential disputes with third parties, or other effects related to our arrangements with Star Holdings could materially and adversely affect our financial condition, results of operations, cash flow and per share market price of our common stock.

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

Financing and Investment Risks

Our debt obligations will reduce cash available for distribution and expose us to the risk of default.

As of December 31, 2024, we had approximately $4.4 billion principal amount of outstanding indebtedness (which includes $100 million of trust preferred securities of a consolidated subsidiary that bear interest at a per annum rate equal to three-month adjusted term SOFR plus 1.50%, but excludes $272 million of mortgage debt, representing our pro rata share of debt associated with our non-consolidated joint ventures (equity method investments)), and $1.3 billion of borrowing capacity available (subject to customary conditions) under our unsecured credit facility. Payments of principal and interest on borrowings may leave us with insufficient cash resources to fund investment activities or to make distributions currently contemplated or necessary for us to maintain our qualification as a REIT. If interest rates, and therefore, the costs of our debt rise faster and by greater amounts than any rent escalations and percentage rents under our leases, we may not generate sufficient cash to pay amounts due under our borrowings. Additionally, given the long term of our Ground Leases and the comparatively shorter term of our debt, there may be a misalignment between interest rates at the time of a refinancing and our expected revenue stream under a Ground Lease. Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Our level of debt, the costs of our debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including, without limitation, the following:

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

We hold certain of our Ground Leases through ventures owned by us and a third party, and we may co-invest in the future with third parties through partnerships, joint ventures or other entities. Under our stockholder’s agreement with an institutional investor, we have agreed that it will have the right to participate as a co-investor in real estate investments for which we are seeking joint venture partners. In a joint venture, we may not be in a position to exercise sole decision-making authority regarding material decisions. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and they may have competing interests that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale. In addition, prior consent of our partners or co-venturers may be required for a sale or transfer to a third party of our interests in the partnership or joint venture, which would restrict our ability to dispose of our interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and create distractions for our executive officers and/or directors. In addition, we may in certain circumstances be liable for the actions of our partners or co-venturers. Our partnerships or joint ventures may be subject to debt and we could be forced to fund our partners’ or co-venturers’ share of such debt if they fail to make the required payments in order to preserve our investment.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price of our common stock. Under the terms of registration rights agreements, MSD Partners, L.P. (“MSD Partners”), Star Holdings and SFTY Venture LLC each received rights to have shares of common stock issued from time to time registered for resale under the Securities Act. We may also issue shares of common stock in connection with future acquisitions. Issuances or resales of substantial amounts of shares of our common stock, or the perception that such issuances or resales might occur could adversely affect the market price of our common stock. This potential adverse effect may be increased by the large number of shares of our common stock that are or will be owned by Star Holdings to the extent that it resells, or there is a perception that it may resell, a significant portion of its holdings. In addition, future issuances of shares of our common stock may be dilutive to holders of shares of our common stock and may reduce the market price of our common stock. Pursuant to agreements with us, each of MSD Partners and SFTY Venture LLC have certain rights to maintain their percentage interest in us, but other existing shareholders have no preemptive rights.

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

The number of authorized Caret units is currently fixed at 12,000,000 units. Issuances of additional shares of our common stock will reduce an individual stockholder’s indirect interest in Caret units, while the interests of Caret unit holders are subject to limited dilution. We have established an equity incentive plan (the “Plan”) providing for grants of Caret units to our directors, officers and employees and other eligible participants representing up to 1,500,000 Caret units, 1,371,254 of which are currently outstanding. In addition to the Caret units reserved for issuance under the Plan, we have sold 122,500 Caret units to third-party investors, including affiliates of MSD Partners, that remain outstanding as of December 31, 2024. As a result, we currently own the remaining 84.3% of the outstanding Caret units. We may choose to issue new Caret units or sell outstanding Caret units to third parties in the future. Any such issuances or sales will not require approval from our common stockholders and would reduce our current percentage interest (and indirectly the interest of our common stockholders) in cash distributions in respect of Caret units. Moreover, the price at which additional Caret units are sold may not be commensurate to the cash distributions we or our common stockholders would have received if we had retained such Caret units.

In connection with the sale of 137,142 Caret units in February 2022 (28,571 of which were committed to be purchased at the time, but did not close), we agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units, or securities into which they may be exchanged, prior to the second anniversary of such sales. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction had the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price less the amount of distributions previously made on such units. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed at the original purchase price less the amount of distributions previously made on such units.

Certain other aspects of the Caret program could further impact the economic interests of our common stockholders, including the following:

●	A lease extension (other than in accordance with the original terms of a Ground Lease) or other “GL Material Change,” as defined in the Portfolio Holdings LLCA, will result in accelerating the amounts SAFE is entitled to on account of the GL units it owns;
●	Portfolio Holdings may be obligated to sell Ground Lease Assets (thereby triggering a distribution to holders of Caret units and GL units) upon any Ground Lease expiration or termination, as well as upon SAFE’s receipt of all amounts it is entitled to after a lease extension or other GL Material Change, and will be required to sell either to an affiliate via an arm’s length marketed process (and, following specified liquidity transactions, as agreed by a majority of a committee of independent directors) or to an unaffiliated third party;
●	SAFE, as owner of the GL units, does not have a redemption right with respect to GL units; and
●	Caret distributions are not reduced for interest and principal repayment obligations of indebtedness (other than certain debt defined in the Portfolio Holdings LLCA as a “Caret Financing”). Therefore, cash available for distribution to GL unit holders will be reduced by all payments with respect to debt by Portfolio Holdings.

Thus, holders of our common stock bear the risk that Caret units will dilute their economic interests and other attributes of ownership in us and may materially and adversely affect the market price of shares of our common stock.

The design of the Caret program may not result in the recognition of the two distinct components of value by market participants.

The Caret program was designed to recognize the two distinct components of value in our Ground Lease portfolio: the “bond component,” which consists of the bond-like income stream we receive from contractual rent payments under our Ground Leases and the return of invested capital, and the “Caret component,” which consists of the unrealized capital appreciation above our investment basis in our Ground Leases due to our ownership of the land and improvements at the end of the term of the applicable Ground Lease. While the Caret program is designed to allow for the recognition of these two components, particularly the Caret component, by market participants, there can be no assurances that this will happen or that such recognition will be accretive to the market price of shares of our common stock.

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

Additionally, our management’s ownership of Caret units creates potential conflicts of interest. Pursuant to the Plan, 1,500,000 Caret units were reserved for grants of performance-based awards under the Plan to Plan participants, including certain of our executives. Initial grants under the Plan were subject to vesting based on time-based service conditions and hurdles relating to our common stock price, all of which have been satisfied. In connection with the Merger, certain officers entered into re-vesting agreements pursuant to which they have agreed to subject a portion of their otherwise vested Caret units to additional vesting conditions which will be satisfied on March 31, 2025, the second anniversary of the closing date of the Merger. Additionally, immediately following the Merger, 76,801 Caret units were awarded to executive officers and other employees that are subject to cliff vesting on the fourth anniversary of their grant date if our common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days during that four-year period.

As a result, as of December 31, 2024, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 11.4% of the authorized Caret units, including 6.1% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer. This creates potential conflicts of interest when management is faced with decisions that could have different implications for holders of Caret units and holders of our common stock, as management may be incentivized to make decisions that benefit holders of Caret units as opposed to holders of our common stock.

The Portfolio Holdings LLCA sets forth certain limitations on our ability to make changes to such agreement that could be beneficial to us and our stockholders without the consent of certain of the Caret unitholders.

The Portfolio Holdings LLCA sets forth certain limitations on our ability to make changes to such agreement that could be beneficial to us and our common stockholders. Subject to certain agreed exceptions, any material amendment adverse to the interest of Caret unit holders with respect to: (i) capital contributions, (ii) the designation and number of membership interests in Portfolio Holdings, (iii) economics, (iv) restrictions on the authority of Portfolio Holdings’ managing member, us, (v) certain decisions with respect to Ground Leases and the fee or other interest in real property subject to a Ground Lease, (vi) our commitment that, subject to certain exceptions, all commercial Ground Leases, including any improvements built thereon, that are directly or indirectly owned by us must be owned through Portfolio Holdings, (vii) the use of proceeds from the issuance of Caret units by Portfolio Holdings or Caret Financings, (viii) drag-along rights, or (ix) amendments to the Portfolio Holdings LLCA, as well as any definitions related to such matters, require the consent of (1) prior to a Liquidity Transaction (as defined in the Portfolio Holdings LLCA), a majority of Caret unit holders other than us and persons employed by us or any of our subsidiaries (“Outside Unitholders”) and (2) following a Liquidity Transaction, the majority of the members of a committee of independent directors and, for certain amendments, Outside Unitholders holding a majority of Caret units held by Outside Unitholders. This provision in the Portfolio Holdings LLCA could delay or impede any proposed amendment to the Portfolio Holdings LLCA that might be beneficial to us or our common stockholders, unless such amendment is approved by the Outside Unitholders.

The Portfolio Holdings LLCA contains provisions that may delay, defer or prevent a change in control.

The Portfolio Holdings LLCA contains provisions, including limitations on our authority to amend the agreement by granting certain approval rights to holders of Caret units, that may delay, defer or prevent a change in control. Under the terms of the Portfolio Holdings LLCA, we have the sole discretion, prior to specified liquidity transactions, to acquire all Caret units to consummate a change of control in us or the sale of our ground lease business. However, we do not have such drag-along right after a liquidity transaction. The Portfolio Holdings LLCA further provides that prior to specified liquidity transactions, any amendment or modification of the terms of our drag-along right requires the consent of Caret unit holders (other than us or any person that is employed by us or our subsidiaries) holding a majority of Caret units held by such persons. The absence of the drag-along right after a liquidity transaction could make us a less attractive target for acquisition and therefore delay, deter or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interests of our common stockholders.

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

There can be no assurance that we will repurchase shares pursuant to our share repurchase program consistent with historical amounts or at all.

Our share repurchase program may change from time to time, and we may not repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend on several factors, including market and business conditions, applicable debt covenants, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any like-kind exchange transactions and other tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our Board may deem relevant from time to time. Repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance stockholder value.

Tax Risks Related to Ownership of Our Shares

Our failure to remain qualified as a REIT would subject us to taxes, which would reduce the amount of cash available for distribution to our shareholders.

We believe we have been organized and operated and intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1998. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions and Treasury Regulations promulgated thereunder for which there are limited judicial and administrative interpretations. The complexity of these provisions and of applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through entities treated as partnerships for U.S. federal income tax purposes. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy these asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. In connection with such requirements, for so long as any stockholders, either individually or together in the aggregate, hold 10% or more of the shares of our common stock, we will be deemed to own any tenant in which such stockholder or such stockholders together own, at any time during a taxable year, a 10% or greater interest, applying certain constructive ownership rules, which could cause us to receive rental income from a related party tenant. We have put in place procedures to diligence whether we will directly or indirectly receive rental income of a related party tenant. However, due to the broad nature of the attribution rules of the Code, we cannot be certain that in all cases we will be able to timely determine whether we are receiving related party rental income in an amount that would cause us to fail the REIT gross income tests. To the extent we fail to satisfy a REIT gross income test as a result of receiving related party tenant income we could fail to qualify as a REIT or be subject to a penalty tax which could be significant in amount. Furthermore, we own a direct or indirect interest in certain subsidiaries that have elected to be taxed as REITs for U.S. federal income tax purposes under the Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.  Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe we have been organized and operated and intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will continue to so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire or services that we can directly provide to our tenants in the future.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at the regular corporate rate, distributions to our shareholders would not be deductible by us in determining our taxable income, we could be subject to the one percent excise tax on stock repurchases imposed by the 2022 Inflation Reduction Act, and we may not elect to be taxed as a REIT for four taxable years following the year in which we were disqualified. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our shareholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our shareholders.

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

Certain members of our management team, including the Head of Risk Management and our General Counsel, are responsible for assessing and managing our material risks from cybersecurity threats. These individuals have primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

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

Item 3.   Legal Proceedings

We are not currently party to any pending legal proceedings, nor is any property of the Company subject to any pending legal proceedings, that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Equity, Related Stock Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE under the symbol "SAFE." Computershare is the transfer agent and registrar for our common stock. We had 1,501 holders of record of common stock as of February 5, 2025. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.

Unregistered Sales of Equity Securities

We did not have any sales of unregistered shares of our common stock during the three months ended December 31, 2024.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended December 31, 2024.

On February 4, 2025, our Board authorized the repurchase of up to $50 million of our common stock. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares shall be returned to the status of authorized but unissued shares of commons stock.

Item 6.   RESERVED

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion related to the results of operations and changes in financial condition for 2023 compared to 2022 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. These historical financial statements may not be indicative of our future performance.

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

As a result, the historical financial statements of Old SAFE became the historical financial statements of Safehold Inc. Unless the context otherwise requires, references to “iStar” refer to iStar prior to the Merger, and references to “we,” “our” and “the Company” refer to the business and operations of Old SAFE and its consolidated subsidiaries prior to the Merger and to Safehold Inc. (formerly known as iStar Inc.) and its consolidated subsidiaries following the consummation of the Merger. Periods presented prior to the Merger date of March 31, 2023 reflect the operations of Old SAFE and periods subsequent to March 31, 2023 represent the financial statement of the Company.

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

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of December 31, 2024, the percentage breakdown of the gross book value of our portfolio was 41% multi-family, 40% office, 11% hotels, 6% life science and 2% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

In 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. Many of our Ground Leases have CPI lookbacks, generally starting between years 11 and 21 of the lease term, to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. To combat the increase in inflation, the Federal Reserve raised interest rates and has kept interest rates generally high. This increase in interest rates has produced progress on inflation and in September 2024, the Federal Reserve reduced the federal funds rate by 50 basis points, which marked the first interest rate cut in four years. The Federal Reserve further reduced the federal funds rate by 25 basis points in each of November 2024 and December 2024. The Federal Reserve has indicated that the economic outlook is uncertain and it will continue to monitor incoming data on unemployment and inflation before adjusting monetary policy; however, high interest rates have, and any future increase in interest rates may continue to result in a reduction in the availability or an increase in costs of leasehold financing for Ground Lease tenants, which is critical to the growth of a robust Ground Lease market. The rise in interest rates and increased investment spreads to treasury bonds in the Ground Lease market may also attract new competitors, which may result in higher costs for properties, lower returns and impact our ability to grow.

The rise in interest rates has also adversely affected the U.S. office sector, along with office vacancies and a decline in market liquidity following the onset of the COVID-19 pandemic, all of which could negatively impact our tenants, Ground Rent Coverages and estimated Combined Property Values. Moreover, certain office assets currently have material vacancies. If our Ground Lease tenants at such assets fail to re-tenant the building such Ground Leases may default and we may suffer losses. See the "Risk Factors" section of this 10-K for additional discussion of certain potential risks to our business related to competition and industry concentrations.

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. The tenant under our Park Hotels Portfolio elected to extend the leases underlying three of the five hotels past the initial lease maturity of December 2025 (see the "Risk Factors -We may be unable to renew expiring Ground Leases, re-lease the land or sell the properties on favorable terms or at all, -Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis, -We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property" in this Form 10-K for a discussion of our Park Hotels Portfolio). As of December 31, 2024, our estimated portfolio Ground Rent Coverage was 3.5x (see the "Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect current market values, including the decline in office values, and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect" in this Form 10-K for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of December 31, 2024 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	5.4%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	4.7%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	4.5%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	4.4%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	3.3%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.3%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	3.0%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.3%
100 Cambridgeside	Mixed Use and Other	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.2%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	2.2%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 7 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by top 10 markets and property type  as of December 31, 2024, excluding unfunded commitments:

% of Gross
Market	Book Value
Manhattan(1)	22%
Washington, DC	10
Boston	8
Los Angeles	7
San Francisco	4
Denver	4
Honolulu	3
Nashville	3
Miami	3
Atlanta	2
(1)	Total New York MSA including areas outside of Manhattan makes up 28% of gross book value.

% of Gross
Property Type	Book Value
Multifamily	41%
Office	40
Hotel	11
Life Science	6
Mixed Use and Other	2

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of December 31, 2024, we had $46.2 million of such commitments, excluding commitments to be funded by noncontrolling interests.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 14 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of December 31, 2024, we had an aggregate $150.3 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Through the Leasehold Loan Fund, we also fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of December 31, 2024, we had $119.6 million of such commitments.

Results of Operations for the Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

	For the Years Ended December 31,
	2024	2023	$ Change

	(in thousands)
Interest income from sales-type leases	$264,250	$235,503	$28,747
Operating lease income	71,061	71,287	(226)
Interest income - related party	9,482	7,143	2,339
Other income	20,892	38,645	(17,753)
Total revenues	365,685	352,578	13,107
Interest expense	198,042	181,011	17,031
Real estate expense	4,224	4,653	(429)
Depreciation and amortization	9,947	9,936	11
General and administrative	54,917	68,569	(13,652)
Impairment of goodwill	—	145,365	(145,365)
Provision for (recovery of) credit losses	9,489	2,704	6,785
Other expense	1,983	17,862	(15,879)
Total costs and expenses	278,602	430,100	(151,498)
Gain on sale of Ground Leases	—	447	(447)
Earnings (losses) from equity method investments	22,977	24,229	(1,252)
Net income (loss) before income taxes	110,060	(52,846)	162,906
Income tax expense	(3,445)	(1,719)	(1,726)
Net income (loss)	$106,615	$(54,565)	$161,180
(1)	For the years ended December 31, 2024 and 2023, general and administrative was partially offset by $16.8 million and $19.4 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

Interest income from sales-type leases increased to $264.3 million for the year ended December 31, 2024 from $235.5 million for the year ended December 31, 2023. The increase was due primarily to acquisitions of Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income decreased to $71.1 million during the year ended December 31, 2024 from $71.3 million for the year ended December 31, 2023. Operating lease income consists of rent from our operating leases and percentage rent from certain properties, including our Park Hotels Portfolio.

Interest income – related party was $9.5 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively, and relates to the Star Holdings Term Loan Facility that was originated on March 31, 2023. The increase is due to a full year of interest for the year ended December 31, 2024.

Other income for the years ended December 31, 2024 and 2023 primarily includes $16.8 million and $19.4 million, respectively, of management fees from Star Holdings and for the year ended December 31, 2023 includes $15.2 million of income due to a hedge forecasted for permanent debt that did not occur. Other income for the years ended December 31, 2024 and 2023 also includes $0.5 million and $0.5 million, respectively, of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease and $3.6 million and $3.3 million, respectively, of other ancillary income from our investments and interest income earned on our cash balances.

During the year ended December 31, 2024, we incurred interest expense from our debt obligations of $198.0 million compared to $181.0 million during the year ended December 31, 2023. The increase in 2024 was due primarily to additional borrowings on our revolvers and commercial paper program, which also accrued interest at higher rates in 2024 due to an increase in base interest rates, and interest expense on our trust preferred securities, 5.65% Notes and 6.10% Notes.

Real estate expense during the years ended December 31, 2024 and 2023 was $4.2 million and $4.7 million, respectively, and consisted primarily of the amortization of an operating lease right-of-use asset, property taxes, legal fees, property appraisal fees and insurance expense. In addition, during the years ended December 31, 2024 and 2023, we also recorded $0.5 million and $0.5 million, respectively, of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization was $9.9 million and $9.9 million during the years ended December 31, 2024 and 2023, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets, and beginning in the second quarter of 2023, depreciation on corporate fixed assets acquired in the Merger.

Subsequent to the Merger closing on March 31, 2023, general and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. Prior to the Merger closing, general and administrative expenses included management fees, an allocation of expenses to us from our former manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Years Ended
	December 31,
	2024	2023
Public company and other costs(1)	$41,160	$37,015
Stock-based compensation(2)	13,757	23,230
Management fees(3)	—	5,199
Expense reimbursements to the former manager(3)	—	3,125
Total general and administrative expenses(4)	$54,917	$68,569
(1)	For the years ended December 31, 2024 and 2023, public company and other costs primarily includes compensation, occupancy, audit, legal, insurance and other office related costs.
(2)	For the year ended December 31, 2023, $4.7 million relates to the accelerated vesting of iStar’s equity-based compensation plans in connection with the Merger.
(3)	Refer to Note 14 to the consolidated financial statements.
(4)	For the years ended December 31, 2024 and 2023, general and administrative expenses were partially offset by $16.8 million and $19.4 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the year ended December 31, 2023, we recorded a full impairment of the goodwill that was recognized as a result of the Merger (refer to Note 3 to the consolidated financial statements).

During the year ended December 31, 2024, we recorded a provision for credit losses of $9.5 million. The provision for credit losses was due primarily to enhancements to our general provision for credit loss methodology (refer to Note 3 to the consolidated financial statements), current market conditions and growth in the portfolio during the period. During the year ended December 31, 2023, we recorded a provision for credit losses of $2.7 million. The provision was primarily the result of the adoption of a new accounting standard (refer to Note 3 to the consolidated financial statements) in 2023, which resulted in a $2.4 million provision on our loan receivable, net – related party.

During the year ended December 31, 2024, other expense consists primarily of costs related to our debt obligations. During the year ended December 31, 2023, other expense consists primarily of legal and consulting costs, transfer taxes associated with the Merger (refer to Note 1 to the consolidated financial statements) and $1.9 million from the derecognition of previously-capitalized deal structuring costs.

During the year ended December 31, 2023, we sold a Ground Lease to a third-party for $4.2 million and recognized a gain on sale of Ground Leases of $0.4 million.

During the year ended December 31, 2024, earnings from equity method investments (refer to Note 7 to the consolidated financial statements) resulted from our $3.2 million share of income from our 425 Park Avenue venture, our $5.7 million share of income from our 32 Old Slip venture, our $2.3 million share of income from the Ground Lease Plus Fund and our $11.8 million share of income from the Leasehold Loan Fund. During the year ended December 31, 2023, earnings from equity method investments (refer to Note 7 to the consolidated financial statements) resulted from our $3.5 million share of income from our 425 Park Avenue venture, our $5.7 million share of income from our 32 Old Slip venture, our $5.4 million share of income from the Ground Lease Plus Fund and our $9.6 million share of income from the Leasehold Loan Fund. The decrease in 2024 was due primarily to us buying an asset from the Ground Lease Plus Fund, which was partially offset by an increase in income from the Leasehold Loan Fund due to additional loan fundings and an increase in outside basis amortization (refer to Note 7 to the consolidated financial statements).

During the year ended December 31, 2024, we recorded income tax expense of $3.4 million. The provision for income taxes consists of current federal and state income taxes in the amount of $1.1 million and deferred federal and state taxes in the amount of $2.3 million with respect to our TRS. During the year ended December 31, 2023, we recorded income tax expense of $1.7 million. The income tax expense was primarily the result of current federal and state income tax expense in the amount of $3.1 million, which was partially offset by a deferred tax benefit in the amount of $1.3 million with respect to our TRS.

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

We believe the strong credit profile we have established utilizing our modern Ground Leases and our current investment-grade credit ratings from Moody's Investors Services of A3, Fitch Ratings of A- and S&P Global Ratings of BBB+ facilitates our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital and allows us significant operational and financial flexibility and supports our ability to scale our Ground Lease platform.

On February 4, 2025, our Board authorized the repurchase of up to $50.0 million of our common stock. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares will be returned to the status of authorized but unissued shares of common stock.

In November 2024 and February 2024, Portfolio Holdings (as issuer) and we (as guarantor), issued an aggregate $700.0 million principal amount of senior notes. In November 2024, we issued $400.0 million aggregate principal amount of 5.65% senior notes due January 2035 (the “5.65% Notes”). The 5.65% Notes were issued at 98.812% of the principal amount. In February 2024, we issued $300.0 million aggregate principal amount of 6.10% senior notes due April 2034 (the “6.10% Notes”). The 6.10% Notes were issued at 98.957% of the principal amount.

In June 2024, we entered into a U.S. commercial paper program (the “Commercial Paper Program”) on a private placement basis, pursuant to which we may issue up to $750.0 million of short-term, unsecured commercial paper notes outstanding at any time, which are guaranteed by us. Under the Commercial Paper Program, we may issue the commercial paper notes from time to time and intend to use the proceeds for general corporate purposes. The Commercial Paper Program is backed by our 2024 Unsecured Revolver (see below). As of December 31, 2024, we had no outstanding balance under the Commercial Paper Program. Borrowings under the Commercial Paper Program reduce amounts otherwise available under the 2024 Unsecured Revolver.

In April 2024, we closed on a new $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaced our 2021 Unsecured Revolver and 2023 Unsecured Revolver (refer to Note 9 to the consolidated financial statements), each of which were terminated. At the time of termination, $916 million was drawn on the 2021 Unsecured Revolver, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has a borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.85%, subject to our credit ratings, with an extended maturity date of May 1, 2029, which includes two six-month extension options. The 2024 Unsecured Revolver replaced our nearest term maturities, reduced the overall facility cost and increased our liquidity by $150 million. Additionally, we gained greater financial flexibility through changes to certain financial covenants. As of December 31, 2024, there was $1.3 billion of undrawn capacity on the 2024 Unsecured Revolver.

In April 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $300.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs, and our determinations of the appropriate sources of funding. As of December 31, 2024, we had not sold any shares under the ATM.

As of December 31, 2024, we had $8 million of unrestricted cash. We also have an aggregate $1.3 billion of undrawn capacity on our 2024 Unsecured Revolver (refer to Note 9 to the consolidated financial statements). We refer to this unrestricted cash and additional borrowing capacity on our 2024 Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes, Commercial Paper Program and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

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

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Year Ended
	December 31,
	2024	2023
Cash flows provided by (used in) operating activities	$37,855	$15,391
Cash flows provided by (used in) investing activities	(212,370)	(576,572)
Cash flows provided by (used in) financing activities	144,893	559,531

The increase in cash flows provided by operating activities during 2024 was due primarily to an increase in distributions received from equity method investments in 2024 and the payment of Merger expenses in 2023, which was partially offset by the payment of annual performance awards in 2024. The decrease in cash flows used in investing activities during 2024 was due primarily to the origination of the Star Holdings Term Loan Facility in 2023, consideration paid in connection with the Merger in 2023, a decrease in the funding of Ground Leases and an increase in net distributions received from equity method investments in 2024 and proceeds received from a derivative transaction in 2024. The decrease in cash flows provided by financing activities during 2024 was due primarily to a decrease in net borrowings on debt obligations in 2024, the acquisition of a noncontrolling interest in 2024 and proceeds from the issuance of common stock in 2023.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by our real estate and Ground Leases. As of December 31, 2024, our mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

In February 2024, Portfolio Holdings (as issuer) and us (as guarantor) issued $300.0 million aggregate principal amount of 6.10% Notes. The 6.10% Notes were issued at 98.957% of the principal amount. We may redeem the 6.10% Notes in whole at any time or in part from time to time prior to January 1, 2034, at our option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 6.10% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 6.10% Notes are redeemed on or after January 1, 2034, the redemption price will be equal to 100% of the principal amount of the 6.10% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

In November 2024, Portfolio Holdings (as issuer) and us (as guarantor) issued $400.0 million aggregate principal amount of the 5.65% Notes (together with the 2.80% Notes, the 2.85% Notes, the 3.98% Notes, the 5.15% Notes and the 6.10% Notes, the “Senior Notes”). The 5.65% Notes were issued at 98.812% of the principal amount. We may redeem the 5.65% Notes in whole at any time or in part from time to time prior to October 15, 2034, at our option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 5.65% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 5.65% Notes are redeemed on or after October 15, 2034, the redemption price will be equal to 100% of the principal amount of the 5.65% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

2024 Unsecured Revolver—In April 2024, we entered into a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaced our 2021 Unsecured Revolver (see below) and 2023 Unsecured Revolver (see below), each of which were terminated. At the time of termination, $916 million was drawn on the 2021 Unsecured Revolver, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has a borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.85%, subject to our credit ratings, with an extended maturity date of May 1, 2029, which includes two six-month extension options. We also pay a facility fee of 0.10%, subject to our credit ratings. As of December 31, 2024, there was $1.3 billion of undrawn capacity on the 2024 Unsecured Revolver.

2021 Unsecured Revolver—In March 2021, Portfolio Holdings, then known as Safehold Operating Partnership LP, (as borrower) and us (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “2021 Unsecured Revolver”), which amount was increased to $1.35 billion in December 2021. The 2021 Unsecured Revolver had an initial maturity of March 2024 with two 12-month extension options exercisable by us, subject to certain conditions, and accrued interest at an annual rate of applicable SOFR plus 0.90%, subject to our credit ratings. In March 2024, we exercised one of our options to extend the maturity to March 2025. The 2024 Unsecured Revolver replaced the 2021 Unsecured Revolver.

2023 Unsecured Revolver—In January 2023, Portfolio Holdings, then known as Safehold Operating Partnership LP (as borrower) and us (as guarantor) entered into a $500 million unsecured revolving credit facility (the “2023 Unsecured Revolver”). The 2023 Unsecured Revolver accrued interest at a rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.90%, subject to our credit ratings. The 2024 Unsecured Revolver replaced the 2023 Unsecured Revolver.

Trust Preferred Securities—We assumed trust preferred securities from iStar in connection with Merger. The trust preferred securities bear interest at three-month Adjusted Term SOFR plus 1.50% and mature in October 2035.

Debt Covenants—We are subject to financial covenants under the 2024 Unsecured Revolver, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2024 Unsecured Revolver. In addition, the 2024 Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict us or certain of our subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. Our 2.80% Notes, 2.85% Notes, 3.98% Notes, 5.15% Notes, 6.10% Notes and 5.65% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. Our 6.10% Notes and 5.65% Notes are also subject to a financial covenant limiting the incurrence of any secured debt that would cause our secured debt to total assets ratio to exceed 50%. Our 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or our existing or future material credit facilities, including the 2024 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. Our mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2024, we were in compliance with all of our financial covenants.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. In April 2023, we and Portfolio Holdings filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of Portfolio Holdings, which will be fully and unconditionally guaranteed by us. As of December 31, 2024, Portfolio Holdings had issued and outstanding the Senior Notes, which were registered on the Form S-3 filed in April 2023 or on a Form S-3 filed by Old SAFE and Portfolio Holdings (then known as Safehold Operating Partnership LP). The obligations of Portfolio Holdings to pay principal, premiums, if any, and interest on the Senior Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and Portfolio Holdings is a consolidated subsidiary of ours.

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

Critical Accounting Estimates

Allowance for credit losses on net investment in sales-type leases, Ground Lease receivables and loan receivable – related party—Effective January 1, 2023, upon the adoption of ASU 2016-13, we implemented procedures to estimate our allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, using a quantitative analysis to estimate expected loss rates for our portfolio of net investment in sales-type leases and Ground Lease receivables. ASU 2016-13 replaced the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses over the life of the investment and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We analyzed historical data provided by Trepp (“Trepp”) for single asset borrower loans and considered comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics. We updated our analysis for current market conditions and reasonable and supportable forecasts of unemployment rates to develop an estimate of credit losses. Beginning in the third quarter of 2024, we enhanced our policy to inform credit loss estimates by analyzing historical loss data for high-credit rated long-duration bonds, which we believe have similar risk profiles to our Ground Leases, provided by external third parties along with the historical data provided by Trepp. We continue to consider comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics in its estimate of credit losses. We also continue to analyze our portfolio of Ground Leases in two categories, based on whether the underlying property is a stabilized property or a development project (projects with unfunded commitments that are under development or in transition). Our development properties are assigned a higher loss rate due to the higher potential risk for deals under construction. We may adopt alternative approaches to estimate our credit losses in the future based on factors such as, but not limited to, the loan to value ratios, property type and the availability of relevant historical market loss data for similar type financial instruments.

Real estate—Real estate assets are recorded at cost less accumulated depreciation and amortization, as follows:

Purchase price allocation—Our acquisitions of properties are generally accounted for as an acquisition of assets. For asset acquisitions, we recognize and measure identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values and acquisition-related costs are capitalized and recorded in "Real estate, net," "Real estate-related intangible assets, net" and "Real estate-related intangible liabilities, net" on our consolidated balance sheets.

We account for our acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant, using estimated cash flow projections of the properties acquired which incorporate market rent, growth, discount and terminal capitalization rates. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their relative fair values determined using current market rents and leasing costs as inputs and included in "Real estate-related intangible assets, net" on our consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values and included in "Real estate-related intangible liabilities, net" on our consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term of the lease and the amortization expense is included in "Depreciation and amortization" in our consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or increase to) operating lease income over the remaining non-cancelable term of each lease. Below-market Ground Lease assets are amortized to real estate expense over the remaining non-cancelable term of the lease. We may also engage in sale/leaseback transactions whereby we execute a net lease with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.

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

For a discussion of other significant accounting policies, refer to Note 3 to the consolidated financial statements.

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

As of December 31, 2024, we had $3.6 billion principal amount of fixed-rate debt outstanding and $789 million principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)(1)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$2,556
-50 Basis Points	1,278
-10 Basis Points	256
Base Interest Rate	—
+10 Basis Points	(256)
+ 50 Basis Points	(1,278)
+100 Basis Points	(2,556)

(1)	The table above includes the effect of interest rate swaps and our share of the impact of floating-rate loans in our Leasehold Loan Fund.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	44
Financial Statements:
Consolidated Balance Sheets as of December 31, 2024 and 2023	47
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	48
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022	49
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022	50
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	51
Notes to Consolidated Financial Statements	53
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2024 with reconciliations for the years ended December 31, 2024, 2023 and 2022	93

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safehold Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Purchase Price Allocation — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company accounts for the acquisition of properties by recording the purchase price of tangible and intangible assets acquired and liabilities assumed based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their relative fair values. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values.

The relative fair value determination of assets acquired and liabilities assumed required management to make estimates related to future expected cash flows as well as capitalization and discount rates. We performed audit procedures to evaluate the reasonableness of these estimates which required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired and liabilities assumed by the Company included the following, among others:

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, and (3) market rent, growth, discount, and capitalization rates by developing independent ranges of these assumptions based on market data and comparing our assumptions to those used by management. We also tested the mathematical accuracy of the calculation of management’s analysis.
•	We assessed the reasonableness of management’s projections of rental revenue by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.
•	We tested the effectiveness of internal controls over critical assumptions including management’s controls over:
◾	The selection of the methods and valuation techniques used to determine that fair value is appropriate and consistent with industry standards and previous Company acquisitions.
◾	Assumptions for allocating the purchase price to tangible and intangible assets and liabilities.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 6, 2025

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Safehold Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 6, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 6, 2025

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands, except per share data)

	As of December 31,
	2024	2023
ASSETS
Net investment in sales-type leases ($6,821 and $465 of allowances as of December 31, 2024 and 2023, respectively)	$3,454,953	$3,255,195
Ground Lease receivables, net ($3,664 and $369 of allowances as of December 31, 2024 and 2023, respectively)	1,833,398	1,622,298
Real estate
Real estate, at cost	740,971	744,337
Less: accumulated depreciation	(46,428)	(40,400)
Real estate, net	694,543	703,937
Real estate-related intangible assets, net	208,731	211,113
Real estate available and held for sale	7,233	9,711
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	910,507	924,761
Loans receivable, net - related party ($2,311 and $2,429 of allowances as of December 31, 2024 and 2023, respectively)	112,359	112,111
Equity investments	250,034	310,320
Cash and cash equivalents	8,346	18,761
Restricted cash	8,772	27,979
Deferred tax asset, net	5,222	7,619
Deferred operating lease income receivable	210,773	180,032
Deferred expenses and other assets, net(2)	105,015	89,238
Total assets	$6,899,379	$6,548,314
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$144,991	$134,518
Real estate-related intangible liabilities, net	62,922	63,755
Debt obligations, net	4,317,439	4,054,365
Total liabilities	4,525,352	4,252,638
Commitments and contingencies (refer to Note 10)
Redeemable noncontrolling interests (refer to Note 3)	—	19,011
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 71,440 and 71,077 shares issued and outstanding as of December 31, 2024 and 2023, respectively	714	711
Additional paid-in capital	2,191,840	2,184,299
Retained earnings	102,472	47,580
Accumulated other comprehensive income (loss)	48,992	(1,337)
Total Safehold Inc. shareholders' equity	2,344,018	2,231,253
Noncontrolling interests	30,009	45,412
Total equity	2,374,027	2,276,665
Total liabilities, redeemable noncontrolling interests and equity	$6,899,379	$6,548,314
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities ("VIEs").
(2)	As of December 31, 2024 and 2023, includes $3.8 million and $7.1 million, respectively, due from related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,

	2024	2023	2022
Revenues:
Interest income from sales-type leases(1)	$264,250	$235,503	$202,258
Operating lease income	71,061	71,287	66,817
Interest income - related party(2)	9,482	7,143	—
Other income(3)	20,892	38,645	1,238
Total revenues	365,685	352,578	270,313
Costs and expenses:
Interest expense	198,042	181,011	128,969
Real estate expense	4,224	4,653	3,110
Depreciation and amortization	9,947	9,936	9,613
General and administrative(4)	54,917	68,569	38,614
Impairment of goodwill	—	145,365	—
Provision for (recovery of) credit losses	9,489	2,704	—
Other expense	1,983	17,862	10,189
Total costs and expenses	278,602	430,100	190,495
Gain on sale of Ground Leases	—	447	55,811
Income (loss) from operations before other items	87,083	(77,075)	135,629
Earnings (losses) from equity method investments	22,977	24,229	9,055
Net income (loss) before income taxes	110,060	(52,846)	144,684
Income tax expense	(3,445)	(1,719)	—
Net income (loss)	106,615	(54,565)	144,684
Net (income) loss attributable to noncontrolling interests	(852)	(408)	(9,261)
Net income (loss) attributable to Safehold Inc. common shareholders	$105,763	$(54,973)	$135,423

Per common share data:
Net income (loss)
Basic	$1.48	$(0.82)	$2.17
Diluted	$1.48	$(0.82)	$2.17
Weighted average number of common shares:
Basic	71,370	66,690	62,393
Diluted	71,451	66,690	62,394
(1)	For the year ended December 31, 2022, the Company recorded $2.1 million of “Interest income from sales-type leases” in its consolidated statements of operations from Ground Leases with iStar Inc. (“iStar”).
(2)	Refer to Note 3.
(3)	For the years ended December 31, 2024 and 2023, includes $16.8 million and $19.4 million, respectively, of management fees from related parties.
(4)	For the years ended December 31, 2023 and 2022, includes $31.6 million and $34.3 million, respectively, of general and administrative expenses incurred to related parties that includes management fees and expense reimbursements to the Former Manager (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$106,615	$(54,565)	$144,684
Other comprehensive income (loss):
Reclassification of (gains) losses on derivatives into earnings(1)	(5,959)	(18,239)	3,888
Unrealized gain (loss) on derivatives	56,288	13,621	40,373
Other comprehensive income (loss):	50,329	(4,618)	44,261
Comprehensive income (loss)	156,944	(59,183)	188,945
Comprehensive (income) loss attributable to noncontrolling interests	(852)	(408)	(9,261)
Comprehensive income (loss) attributable to Safehold Inc.	$156,092	$(59,591)	$179,684
(1)	During the year ended December 31, 2023, $15.2 million was reclassified to “Other income” in the Company’s consolidated statements of operations due to a hedge forecasted for permanent debt that did not occur (refer to Note 11).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings /	Other
	Noncontrolling	Stock at	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity

Balance at December 31, 2021	$—	$566	$1,663,324	$59,368	$(40,980)	2,924	$1,685,202
Net income (loss)	647	—	—	135,423	—	8,614	144,037
Issuance of common stock, net / amortization	—	58	323,264	—	—	413	323,735
Dividends declared ($0.701 per share)	—	—	—	(43,565)	—	—	(43,565)
Change in accumulated other comprehensive income (loss)	—	—	—	—	44,261	—	44,261
Distributions to noncontrolling interests	(636)	—	—	—	—	(7,913)	(7,913)
Contributions from noncontrolling interests	18,829	—	—	—	—	18	18
Additional paid in capital attributable to redeemable noncontrolling interests	171	—	(171)	—	—	—	(171)
Balance at December 31, 2022	$19,011	$624	$1,986,417	$151,226	$3,281	$4,056	$2,145,604
Impact from adoption of new accounting standard (refer to Note 3)	—	—	—	(640)	—	—	(640)
Net income (loss)	—	—	—	(54,973)	—	408	(54,565)
Issuance of common stock, net / amortization	—	75	163,749	—	—	1,467	165,291
Dividends declared ($0.708 per share)	—	—	—	(48,033)	—	—	(48,033)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(4,618)	—	(4,618)
Contributions from noncontrolling interests	—	—	(1,443)	—	—	40,132	38,689
Distributions to noncontrolling interests	—	—	—	—	—	(651)	(651)
Merger consideration (refer to Note 1 and Note 3)	—	12	35,576	—	—	—	35,588
Balance at December 31, 2023	$19,011	$711	$2,184,299	$47,580	$(1,337)	$45,412	$2,276,665
Net income (loss)	(576)	—	—	105,763	—	1,428	107,191
Issuance of common stock, net / amortization	—	3	10,124	—	—	786	10,913
Dividends declared ($0.708 per share)	—	—	—	(50,871)	—	—	(50,871)
Change in accumulated other comprehensive income (loss)	—	—	—	—	50,329	—	50,329
Contributions from noncontrolling interests, net	—	—	—	—	—	29,124	29,124
Distributions to noncontrolling interests	—	—	—	—	—	(925)	(925)
Acquisition of noncontrolling interest	—	—	(2,583)	—	—	(45,816)	(48,399)
Redemption of noncontrolling interest	(18,435)	—	—	—	—	—	—
Balance at December 31, 2024	$—	$714	$2,191,840	$102,472	$48,992	$30,009	$2,374,027
(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$106,615	$(54,565)	$144,684
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,947	9,936	9,613
Stock-based compensation expense	13,757	23,230	1,546
Deferred operating lease income	(30,740)	(31,163)	(31,558)
Non-cash interest income from sales-type leases	(91,855)	(83,780)	(73,991)
Non-cash interest expense	14,701	15,070	13,641
Amortization of real estate-related intangibles, net	2,310	2,306	2,305
Impairment of goodwill	—	145,365	—
Provision for credit losses	9,489	2,704	—
Earnings from equity method investments	(22,977)	(24,229)	(9,055)
Distributions from operations of equity method investments	12,870	8,003	2,047
Gain on sale of Ground Leases	—	(447)	(55,811)
Amortization of premium, discount and deferred financing costs on debt obligations, net	7,426	7,288	5,384
Non-cash management fees	—	5,199	20,252
Other income recognized from derivative transaction (refer to Note 11)	—	(15,191)	—
Other operating activities	(7,021)	(1,448)	4,677
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	5,263	13,080	11,044
Changes in accounts payable, accrued expenses and other liabilities	8,070	(5,967)	20,074
Cash flows provided by (used in) operating activities	37,855	15,391	64,852
Cash flows from investing activities:
Acquisitions of real estate	—	(13,078)	—
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(304,283)	(316,755)	(1,278,406)
Origination of loans receivable, net	—	(114,450)	—
Payment for merger consideration	—	(88,685)	—
Cash and cash equivalents acquired upon merger	—	3,213	—
Contributions to equity method investments	(10,049)	(52,479)	(7)
Distributions from equity method investments	52,425	—	—
Funding reserves received from Ground Lease tenant net of disbursements	—	(297)	296
Net proceeds from sale of Ground Leases	—	4,200	135,529
Net proceeds received from sale of real estate available and held for sale	5,764	1,631	—
Return of deposits on Ground Lease investments	2,049	1,171	(2,250)
Return of cash collateral for debt obligations	19,112	—	—
Funding of cash collateral for debt obligations	(19,112)	—	—
Payments to acquire derivative transactions	—	(8,780)	—
Proceeds received from derivative transactions	11,067	8,022	—
Proceeds received from the settlement of derivative transactions	32,052	—	—
Other investing activities	(1,395)	(285)	(1,115)
Cash flows provided by (used in) investing activities	(212,370)	(576,572)	(1,145,953)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	151,940	309,160
Proceeds from debt obligations	2,271,584	577,000	1,830,000
Repayments of debt obligations	(2,008,000)	(150,000)	(1,005,000)
Payments for deferred financing costs	(24,192)	(4,615)	(5,136)
Dividends paid to common shareholders	(50,589)	(46,039)	(42,187)
Payment of offering costs	(51)	(8,099)	(5,190)
Payments for withholding taxes upon vesting for stock-based compensation	(5,102)	—	(970)
Redemption of redeemable noncontrolling interests	(18,435)	—	—
Distributions to noncontrolling interests	(925)	(651)	(8,549)
Contributions from noncontrolling interests	29,002	40,132	19,000
Acquisition of noncontrolling interest	(48,399)	—	—
Other financing activities	—	(137)	(153)
Cash flows provided by (used in) financing activities	144,893	559,531	1,090,975
Changes in cash, cash equivalents and restricted cash	(29,622)	(1,650)	9,874
Cash, cash equivalents and restricted cash at beginning of period	46,740	48,390	38,516
Cash, cash equivalents and restricted cash at end of period	$17,118	$46,740	$48,390

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$8,346	$18,761	$20,066
Restricted cash	8,772	27,979	28,324
Total cash and cash equivalents and restricted cash	$17,118	$46,740	$48,390
Supplemental disclosure of cash flow information:
Cash paid for interest	$162,375	$151,263	$93,853
Supplemental disclosure of non-cash investing and financing activity:
Debt obligations assumed (refer to Note 3)	$—	$99,995	$—
Issuance of common stock for acquisition of assets (refer to Note 3)	—	35,588	—
Dividends declared to common shareholders	12,954	13,033	11,050
Non-cash interest accrued to debt balances	4,163	4,055	1,988
Accrued finance costs	691	—	54
Accrued offering costs	—	64	—
Real estate transferred to real estate available and held for sale	3,366	—	—

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

Other Merger and Spin-Off related transactions

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

Star Holdings was capitalized in part with an 8.0%, four-year term loan from the Company having an initial principal amount of $115.0 million, as well as SOFR plus 3.00% bank debt with an initial principal balance of $140.0 million from Morgan Stanley Bank, N.A. which is secured by approximately 12.9 million shares of the Company as of December 31, 2024.

In connection with the Spin-Off, Safehold Management Services Inc. (“SpinCo Manager”), a Delaware corporation and a subsidiary of the Company, entered into a management agreement with Star Holdings effective as of March 31, 2023, pursuant to which SpinCo Manager will continue to operate and pursue the orderly monetization of Star Holding’s assets. Star Holdings paid SpinCo Manager an annual management fee of $25.0 million for the term ended March 31, 2024, and will pay an annual fee of $15.0 million for the term ended March 31, 2025. The annual fee declines to $10.0 million and $5.0 million, respectively, for each of the following annual terms, and adjusts to 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock held by Star Holdings, thereafter. The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of December 31, 2024, the total assets of these consolidated VIEs were $76.4 million and total liabilities were $30.1 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of December 31, 2024.

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

The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant, using estimated cash flow projections of the properties acquired which incorporate market rent, growth, discount and terminal capitalization rates. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their relative fair values determined using current market rents and leasing costs as inputs and included in "Real estate-related intangible assets, net" on the Company’s consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values and included in "Real estate-related intangible liabilities, net" on the Company’s consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term of the lease and the amortization expense is included in "Depreciation and amortization" in the Company’s consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or increase to) operating lease income over the remaining non-cancelable term of each lease. Below-market Ground Lease assets are amortized to real estate expense over the remaining non-cancelable term of the lease. The Company may also engage in sale/leaseback transactions whereby the Company executes a net lease with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.

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

The Company made the accounting policy election to record accrued interest on its loan asset separate from its loans receivable and to exclude accrued interest from its amortized cost basis disclosures. Any accrued interest receivable is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. As of December 31, 2024, the Company did not have any accrued interest outstanding on its loan receivable – related party. As of December 31, 2023, the Company had $0.1 million of accrued interest on its consolidated balance sheet. The Company will place its loan on non-accrual status once interest on the loan becomes 90 days delinquent and will reverse any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the years ended December 31, 2024 and 2023, the Company did not reverse any accrued interest on its loan asset.

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

Operating lease income—Operating lease income includes rent earned from leases of land and buildings owned by the Company to its tenants. Operating lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, increases in contractual lease payments are recognized evenly over the term of the lease. The periodic difference between operating lease income recognized under this method and contractual lease payment terms is recorded as deferred operating lease income receivable and is included in "Deferred operating lease income receivable" on the Company’s consolidated balance sheets. The Company is also entitled to percentage rent, representing a portion of the lessee’s gross revenues from the properties, pursuant to some of its leases and records percentage rent as operating lease income when earned. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $5.3 million, $4.4 million and $1.3 million, respectively, of percentage rent from operating leases. Operating lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the property acquired.

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

Management fees—The Company earns management fees through SpinCo Manager’s management agreement with Star Holdings pursuant to which SpinCo Manager operates and pursues the orderly monetization of Star Holding’s assets (refer to Note 1). Star Holdings paid SpinCo Manager an annual management fee of $25.0 million for the term ended March 31, 2024, and will pay an annual fee of $15.0 million for the term ended March 31, 2025. The annual fee declines to $10.0 million and $5.0 million, respectively, for each of the following annual terms, and adjusts to 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock held by Star Holdings, thereafter. Management fees are paid quarterly in arrears. The Company recognizes management fee income in accordance with ASC 606: Revenue from Contracts with Customers (“ASC 606”). Upon the Company’s initial evaluation of the management contract, the Company evaluated the payment terms and termination clauses and it determined the estimated term of the contract to be three years and the total transaction price to be $50.0 million. The Company determined that the termination fees payable by Star Holdings in year one through year three upon termination of the management agreement would be substantive and therefore termination of the management agreement would be unlikely before year four. The Company will continue to evaluate the anticipated term and total transaction price of the management agreement as it executes its performance obligations under the management agreement. Pursuant to ASC 606, the Company allocated the transaction price to its performance obligations under the management agreement. The Company determined that the management contract represents a single continuing performance obligation and tracks its progress toward satisfying its performance obligation using an input method to measure the level of effort expended during the period and time budgeted to complete its obligations, which is subject to variability based on market conditions. The Company recognizes management fee income as it satisfies the performance obligations of the contract and records management fees in “Other income” in the Company’s consolidated statements of operations.

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

Deferred expenses and other assets—Deferred expenses and other assets (refer to Note 8) includes operating lease right-of-use assets, purchase deposits, deferred financing fees associated with the Company’s unsecured revolvers (refer to Note 9), derivative assets, deferred costs, leasing costs such as brokerage, legal and other costs which are amortized over the life of the respective leases and presented as an operating activity in the Company’s consolidated statements of cash flows. Amortization of leasing costs is included in "Depreciation and amortization" in the Company’s consolidated statements of operations.

Deferred financing fees—Deferred financing fees associated with the Company’s mortgages and unsecured notes are recorded in ‘‘Debt obligations, net’’ on the Company’s consolidated balance sheets. The amortization of deferred financing fees is included in ‘‘Interest expense’’ in the Company’s consolidated statements of operations.

Stock-based compensation—The Company’s equity compensation plans (refer to Note 12) are designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. Compensation cost for stock-based awards is measured on the grant date and adjusted over the period of the employees’ services to reflect: (i) estimated forfeitures; and (ii) the service conditions through the requisite service period. The awards generally vest ratably over a four-year service period. Compensation costs are recognized ratably over the applicable vesting/service period and recorded in "General and administrative" in the Company’s consolidated statements of operations.

Income taxes—The Company (then known as iStar) elected to be taxed as a REIT under sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ended December 31, 1998. The Company operates its business in a manner consistent with its election to be taxed as a REIT. As such, the consolidated financial statements of the Company have been prepared consistent with the Company’s qualification as a REIT for the periods presented. The Company will be subject to federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its shareholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its net taxable income to qualify as a REIT, the Company intends to distribute all of its net taxable income, if any, and eliminate federal and state taxes on undistributed net taxable income. Certain states may impose minimum franchise taxes. In addition, the Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its net taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under federal tax laws. The Company’s tax years from 2019 through 2023 remain subject to examination by major tax jurisdictions. The Company has two taxable REIT subsidiaries (“TRS”), one of which was formed during the year ended December 31, 2018 and until the year ended December 31, 2023 had no material activity. Accordingly, no provision for income taxes was required prior to the year ended December 31, 2023. The second TRS provides management services to Star Holdings and internally to the REIT. The second TRS was acquired in the Company’s acquisition of iStar and first had activity during the three months ended June 30, 2023.

The Company recorded the following provision for income tax expense (benefit) for the years ended December 31, 2024 and 2023 ($ in thousands): (1)

	Years Ended December 31,
	2024	2023
Current tax expense
Federal	$938	$1,452
State	110	1,593
Total current income tax expense	1,048	3,045
Deferred income tax expense (benefit)
Federal	890	(528)
State and local	1,507	(798)
Total deferred income tax expense (benefit)	2,397	(1,326)
Income tax (benefit) expense	$3,445	$1,719
(1)	During the years ended December 31, 2024, 2023 and 2022, the Company paid $3.4 million, $5.4 million and $0.5 million, respectively, in taxes.

The Company’s reconciliation of the income tax expense (benefit) if computed at the U.S. federal statutory income tax rate to the Company’s reported income tax expense (benefit) for the years ended December 31, 2024 and 2023 is as follows ($ in thousands):(1)

	Years Ended December 31,
	2024	2023
Income tax expense (benefit) of taxable subsidiaries at statutory rates	$1,929	$3,029
State income taxes, net of federal benefit	1,318	2,107
Equity-based compensation and other permanent items	1,339	—
Basis adjustments	—	(3,415)
Goodwill write off at taxable subsidiary	—	(2,694)
Miscellaneous	7	(49)
Return to provision	(544)	171
Valuation allowance	(604)	2,570
Income tax (benefit) expense	$3,445	$1,719
(1)	The Company did not have any TRS activity during the year ended December 31, 2022.

The Company evaluates whether its deferred tax assets are realizable and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating whether its deferred tax assets are realizable, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This analysis is inherently subjective and requires the Company to forecast its business and general economic environment in future periods. Changes in estimates of the Company’s valuation allowance, if any, are included in “Income tax (expense) benefit” in the consolidated statements of operations. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as “Income tax (expense) benefit” in the Company’s consolidated statements of operations.

The Company had the following deferred tax assets (liabilities) as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31,
	2024	2023
Basis differences	$1,941	$1,995
Deferred expense	1,869	3,224
Deferred revenue	(11)	(7)
Net operating loss carryforwards(1)	3,475	5,111
Valuation allowance	(2,052)	(2,704)
Deferred tax asset, net	$5,222	$7,619
(1)	The net operating loss carryforwards carry forward indefinitely and do not expire. Net operating loss deductions, however, are limited to 80% of taxable income when utilized.

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

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of December 31, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,455	$3,680	$3,255	$3,118
Ground Lease receivables(1)	1,833	2,043	1,622	1,603
Loans receivable, net - related party(1)	112	115	112	114
Cash and cash equivalents(2)	8	8	19	19
Restricted cash(2)	9	9	28	28

Liabilities
Debt obligations, net(1)
Level 1	1,426	1,335	739	617
Level 3	2,891	2,351	3,315	2,874
Total debt obligations, net	4,317	3,686	4,054	3,491
(1)	The fair value of the Company’s net investment in sales-type leases, Ground Lease receivables and loans receivable, net – related party are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

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

New Accounting Pronouncements— In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires greater disaggregation of information in the rate reconciliation, income taxes paid disaggregated by jurisdiction and certain other amendments to improve income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating ASU 2023-09 but does not expect this standard to have a material impact on its consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 requires a joint venture to initially measure all contributions received upon its formation at fair value and is effective for all joint venture entities with a formation date on or after January 1, 2025. ASU 2023-05 is to be applied on a prospective basis, while retrospective application can be elected for joint ventures formed before the effective date. The Company is currently evaluating ASU 2023-05 but does not expect this standard to have a material impact on its consolidated financial statements.

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

In May 2023, the Company entered into a joint venture with a sovereign wealth fund, which is also an existing shareholder, focused on new acquisitions for certain Ground Lease investments. The Company committed approximately $275 million for a 55% controlling interest in the joint venture and the sovereign wealth fund committed approximately $225 million for a 45% noncontrolling interest in the joint venture. Each party’s commitment is discretionary. The joint venture is a voting interest entity and the Company consolidates the joint venture in its financial statements due to its controlling interest. The Company’s joint venture partners’ interest was recorded in “Noncontrolling interests” on the Company’s consolidated balance sheet as of December 31, 2023. The Company receives a management fee, measured on an asset-by-asset basis, equal to 25 basis points on invested equity for such asset for the first five years following its acquisition, and 15 basis points on invested equity thereafter. The Company will also receive a promote of 15% over a 9% internal rate of return, subject to a 1.275x multiple on invested capital. On August 30, 2024, the Company acquired its partners’ share of the Ground Leases for $48.3 million. The excess of the purchase price and related transaction costs over the carrying value of $46.0 million was recorded as a reduction to additional paid-in capital in the Company’s consolidated statement of changes in equity. Since formation through August 30, 2024, the joint venture acquired nine Ground Leases for an aggregate purchase price of $170.4 million, of which $101.2 million had been funded as of August 30, 2024. The partner's participation right in certain qualifying Ground Lease investment opportunities expired on September 30, 2024.

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

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Total undiscounted cash flows(1)	$32,934,705	$30,586,189
Unguaranteed estimated residual value(1)	3,039,649	2,946,928
Present value discount	(32,512,580)	(30,277,457)
Allowance for credit losses	(6,821)	(465)
Net investment in sales-type leases	$3,454,953	$3,255,195
(1)	As of December 31, 2024, total discounted cash flows were approximately $3,430 million and the discounted unguaranteed estimated residual value was $32.0 million. As of December 31, 2023, total discounted cash flows were approximately $3,225 million and the discounted unguaranteed estimated residual value was $30.4 million.

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the year ended December 31, 2024 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Beginning balance	$3,255,195	$1,622,298	$4,877,493
Origination/acquisition/fundings(1)	145,024	183,630	328,654
Accretion	61,090	30,765	91,855
Provision for credit losses	(6,356)	(3,295)	(9,651)
Ending balance(2)	$3,454,953	$1,833,398	$5,288,351
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of December 31, 2024 and 2023, all of the Company’s net investment in sales-type leases and Ground Lease receivables were current in their payment status. As of December 31, 2024, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.3% and 5.6%, respectively. As of December 31, 2024, the weighted average remaining life of the Company’s 41 Ground Lease receivables was 97.2 years.

Allowance for Credit Losses—Changes in the Company’s allowance for credit losses on net investment in sales-type leases and Ground Lease receivables for the years ended December 31, 2024 and 2023 were as follows ($ in thousands):

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Year Ended December 31, 2024	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$387	$78	$—	$465
Provision for (recovery of) credit losses(1)	5,998	358	—	6,356
Allowance for credit losses at end of period(2)	$6,385	$436	$—	$6,821

Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (refer to Note 3)(3)	280	71	6	357
Provision for (recovery of) credit losses(1)	107	7	(6)	108
Allowance for credit losses at end of period(2)	$387	$78	$—	$465

	Ground Lease receivables
	Stabilized	Development	Unfunded
Year Ended December 31, 2024	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$123	$246	$37	$406
Provision for (recovery of) credit losses(1)	2,529	766	—	3,295
Allowance for credit losses at end of period(2)	$2,652	$1,012	$37	$3,701

Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (refer to Note 3)(3)	102	97	84	283
Provision for (recovery of) credit losses(1)	21	149	(47)	123
Allowance for credit losses at end of period(2)	$123	$246	$37	$406
(1)	The provision for credit losses for the year ended December 31, 2024 was due primarily to enhancements to the Company’s general provision for credit loss methodology (refer to Note 3), current market conditions and growth in the portfolio during the period. During the year ended December 31, 2023, the Company recorded a provision for credit losses on net investment in sales-type leases and Ground Lease receivables of $0.1 million and $0.2 million, respectively. The provision for credit losses was due primarily to a declining macroeconomic forecast since December 31, 2022.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.
(3)	On January 1, 2023, the Company recorded an allowance for credit losses on net investment in sales-type leases of $0.4 million and an allowance for credit losses on Ground Lease receivables of $0.2 million upon the adoption of ASU 2016-13. The Company also recorded an allowance for credit losses of $0.1 million related to expected credit losses for unfunded commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."

The Company’s amortized cost basis in net investment in sales-type leases and Ground Lease receivables, presented by year of origination and by stabilized or development status, was as follows as of December 31, 2024 ($ in thousands):

	Year of Origination
	2024	2023	2022	2021	2020	Prior to 2020	Total
Net investment in sales-type leases
Stabilized properties	$35,730	$50,191	$653,702	$1,096,444	$214,396	$1,089,992	$3,140,455
Development properties	111,329	22,062	38,488	121,412	—	28,028	321,319
Total	$147,059	$72,253	$692,190	$1,217,856	$214,396	$1,118,020	$3,461,774

	Year of Origination
	2024	2023	2022	2021	2020	Prior to 2020	Total
Ground Lease receivables
Stabilized properties	$—	$19,524	$155,921	$200,819	$184,071	$458,982	$1,019,317
Development properties	87,601	23,487	628,029	78,628	—	—	817,745
Total	$87,601	$43,011	$783,950	$279,447	$184,071	$458,982	$1,837,062

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

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2024, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2025	$116,361	$5,192	$586	$122,139
2026	111,903	5,696	586	118,185
2027	113,937	6,378	586	120,901
2028	115,973	6,595	637	123,205
2029	118,569	6,724	644	125,937
Thereafter	30,113,911	2,112,039	98,388	32,324,338
Total undiscounted cash flows	$30,690,654	$2,142,624	$101,427	$32,934,705

During the years ended December 31, 2024, 2023 and 2022, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Year Ended December 31, 2024	Leases	Receivables	Total
Cash	$111,909	$60,486	$172,395
Non-cash	61,090	30,765	91,855
Total interest income from sales-type leases	$172,999	$91,251	$264,250

Year Ended December 31, 2023
Cash	$101,306	$50,417	$151,723
Non-cash	57,913	25,867	83,780
Total interest income from sales-type leases	$159,219	$76,284	$235,503

Year Ended December 31, 2022
Cash	$90,487	$37,780	$128,267
Non-cash	53,104	20,887	73,991
Total interest income from sales-type leases	$143,591	$58,667	$202,258

Note 5—Real Estate, Real Estate-Related Intangibles and Real Estate Available and Held for Sale

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	December 31, 2024	December 31, 2023
Land and land improvements, at cost	$547,739	$551,105
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(46,428)	(40,400)
Total real estate, net	$694,543	$703,937
Real estate-related intangible assets, net	208,731	211,113
Real estate available and held for sale	7,233	9,711
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	$910,507	$924,761

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of December 31, 2024
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(21,524)	$164,478
In-place lease assets, net(2)	69,631	(26,076)	43,555
Other intangible assets, net	750	(52)	698
Total	$256,383	$(47,652)	$208,731

	As of December 31, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(18,388)	$167,614
In-place lease assets, net(2)	65,345	(22,551)	42,794
Other intangible assets, net	750	(45)	705
Total	$252,097	$(40,984)	$211,113
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible asset	Location	2024	2023	2022
Above-market lease assets (decrease to income)	Operating lease income	$3,135	$3,135	$3,135
In-place lease assets (decrease to income)	Depreciation and amortization	3,526	3,540	3,576
Other intangible assets (decrease to income)	Operating lease income	8	8	8

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2025	$5,524
2026	3,529
2027	3,529
2028	3,522
2029	3,522
(1)	As of December 31, 2024, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 81.3 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of December 31, 2024
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(5,696)	$62,922

	As of December 31, 2023
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(4,863)	$63,755
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible liability	Location	2024	2023	2022
Below-market lease liabilities (increase to income)	Operating lease income	$833	$837	$838

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2024, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent(1)	Rent	Total
2025	$5,807	$18,004	$2,313	$11,889	$421	$38,434
2026	5,807	18,370	2,357	7,399	421	34,354
2027	5,807	18,755	2,388	7,399	421	34,770
2028	5,807	19,101	2,421	7,399	304	35,032
2029	5,807	19,453	2,453	7,399	—	35,112
Thereafter	423,318	4,269,555	428,235	28,105	—	5,149,213
(1)	The tenant under a master lease relating to five hotel assets elected to extend the leases underlying three of the five hotels past the initial lease maturity of December 2025.

Note 6—Loan Receivable, net — Related Party

On March 31, 2023, the Company, as lender and as administrative agent, and Star Holdings, as borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million at Star Holding’s election (the “Incremental Term Loan Facility”, together with the Secured Term Loan Facility, as amended, the “Star Holdings Term Loan Facility”). During the years ended December 31, 2024 and 2023, the Company recorded $9.5 million and $7.1 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income – related party” in the Company’s consolidated statements of operations. As of both December 31, 2024 and 2023, the Star Holdings Term Loan Facility had a principal balance of $115.0 million.

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

During the years ended December 31, 2024 and 2023, the Company recorded a recovery of credit losses of $0.1 million and a provision for credit losses of $2.4 million, respectively, on the Star Holdings Term Loan Facility which was originated at the time of the Merger in conjunction with the Spin-Off.

Note 7—Equity Investments

The Company’s equity investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings (losses) from
	Carrying Value		Equity Method Investments(1)
	as of		For the Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2024	2023	2022
Equity investment
425 Park Avenue	$137,348	$135,288	$3,245	$3,536	$3,403
32 Old Slip	57,574	52,425	5,662	5,670	5,652
Ground Lease Plus Fund(1)	30,103	73,428	2,271	5,415	—
Leasehold Loan Fund(2)	25,009	49,179	11,799	9,608	—
Total	$250,034	$310,320	$22,977	$24,229	$9,055
(1)	As of December 31, 2024, the Company has a basis difference of $19.4 million in the Ground Lease Plus Fund that will be amortized over a weighted average remaining term of 105.6 years using the effective interest method. During the years ended December 31, 2024 and 2023, ($0.1) million and $2.4 million, respectively, of the basis difference was amortized as a (decrease) increase to earnings from equity method investments.
(2)	As of December 31, 2024, the Company has a basis difference of $6.5 million in the Leasehold Loan Fund that will be amortized over a weighted average remaining term of 2.3 years using the effective interest method. During the years ended December 31, 2024 and 2023, $4.8 million and $3.0 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments.

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

In March 2021, iStar acquired land and simultaneously structured and entered into with the seller a Ground Lease on which a multi-family project was to be constructed. iStar also committed to provide a $75.0 million construction loan to the Ground Lease tenant. In September 2021, the construction loan commitment was transferred to the Leasehold Loan Fund. The construction loan was repaid in full in April 2024. The Leasehold Loan Fund funded $69.4 million of the commitment prior to its repayment.

In February 2022, the Leasehold Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a life science property. As of December 31, 2024, the Leasehold Loan Fund funded $0.8 million of the commitment.

In June 2022, the Leasehold Loan Fund committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a mixed-use property. As of December 31, 2024, the Leasehold Loan Fund funded $40.8 million of the commitment.

In July 2024, the Leasehold Loan Fund committed to provide a $31.5 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s construction of a student housing property. As of December 31, 2024, the Leasehold Loan Fund has not funded any of the commitment.

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company’s equity method investments as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	As of December 31,
	2024	2023
Total assets	$1,026,071	$1,179,050
Total liabilities	602,428	599,538
Noncontrolling interests	552	24,313
Total equity attributable to parent entities	423,091	555,199

	Year Ended December 31,
	2024	2023	2022
Total revenues	$65,094	$64,728	$45,975
Total expenses	24,860	23,451	22,636
Net income	40,234	41,277	23,339
Net income attributable to parent entities	40,095	40,856	23,339

Note 8—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	December 31, 2024	December 31, 2023
Operating lease right-of-use asset(1)	$29,707	$33,964
Interest rate hedge assets	45,439	34,864
Deferred finance costs, net(2)	16,471	3,692
Other assets(3)	12,278	13,210
Purchase deposits	42	2,090
Leasing costs, net	431	439
Corporate furniture, fixtures and equipment, net	647	979
Deferred expenses and other assets, net	$105,015	$89,238
(1)	Operating lease right-of-use asset (and operating lease liability below) relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company’s consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.5 million, $0.5 million and $0.4 million, respectively, in "Real estate expense" and $0.5 million, $0.5 million and $0.4 million, respectively, in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%. The Company also has operating leases for office space that it assumed from iStar in connection with the Merger (refer to Note 10).
(2)	Accumulated amortization of deferred finance costs was $3.5 million and $11.0 million as of December 31, 2024 and 2023, respectively.
(3)	As of December 31, 2024 and 2023, includes $3.7 million and $6.9 million, respectively, of management fees due from Star Holdings. Through December 31, 2024, the Company has earned $36.2 million of management fees from Star Holdings and as of December 31, 2024, $13.8 million of the transaction price is attributable to performance obligations that remain unsatisfied.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	December 31, 2024	December 31, 2023
Interest payable	$87,854	$68,821
Other liabilities	17,105	17,626
Dividends declared and payable	13,307	13,049
Operating lease liabilities(1)	10,374	15,751
Accrued expenses(2)	16,351	19,271
Accounts payable, accrued expenses and other liabilities	$144,991	$134,518
(1)	Refer to Note 10.
(2)	As of December 31, 2024 and 2023, accrued expenses primarily includes accrued compensation, legal, audit and property expenses.

Note 9—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	December 31, 2024	December 31, 2023	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
6.10% senior notes	300,000	—	6.10%	April 2034
5.65% senior notes	400,000	—	5.65%	January 2035
3.98% senior notes	475,000	475,000	3.98%	February 2052
5.15% senior notes	160,204	156,042	5.15%	May 2052
2024 Unsecured Revolver	689,000	—	Adjusted SOFR plus 0.85%	May 2029
2021 Unsecured Revolver	—	1,117,000	Adjusted SOFR plus 0.90%	N/A
Trust preferred securities	100,000	100,000	Adjusted SOFR plus 1.50%	October 2035
Total unsecured financing	2,874,204	2,598,042
Total debt obligations	4,372,317	4,096,155
Debt premium, discount and deferred financing costs, net	(54,878)	(41,790)
Total debt obligations, net	$4,317,439	$4,054,365
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of December 31, 2024, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.41%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within "Accounts payable, accrued expenses, and other liabilities" on the Company’s consolidated balance sheets. As of December 31, 2024, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6), unsecured senior notes and trust preferred securities were 4.18% and 3.80%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of December 31, 2024, $2.1 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of December 31, 2024, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

In November 2024, Portfolio Holdings (as issuer) and the Company (as guarantor) issued $400.0 million aggregate principal amount of 5.65% senior notes due January 2035 (the “5.65% Notes”). The 5.65% Notes were issued at 98.812% of the principal amount. The Company may redeem the 5.65% Notes in whole at any time or in part from time to time prior to October 15, 2034, at the Company’s option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 5.65% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 5.65% Notes are redeemed on or after October 15, 2034, the redemption price will be equal to 100% of the principal amount of the 5.65% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

2024 Unsecured Revolver—In April 2024, the Company entered into a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaced the Company’s 2021 Unsecured Revolver (see below) and 2023

Unsecured Revolver (see below), each of which were terminated. At the time of termination, $916 million was drawn on the 2021 Unsecured Revolver, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has a borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.85%, subject to the Company’s credit ratings, with an extended maturity date of May 1, 2029, which includes two six-month extension options. The Company also pays a facility fee of 0.10%, subject to the Company’s credit ratings. As of December 31, 2024, there was $1.3 billion of undrawn capacity on the 2024 Unsecured Revolver.

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

Commercial Paper Program— In June 2024, Portfolio Holdings, as issuer, entered into a new U.S. commercial paper program (the “Commercial Paper Program”) on a private placement basis, pursuant to which the Company may issue up to $750.0 million of short-term, unsecured commercial paper notes outstanding at any time, which are guaranteed by the Company.

Under the Commercial Paper Program, the Company may issue the commercial paper notes from time to time and will use the proceeds for general corporate purposes. The Commercial Paper Program is backed by the Company’s 2024 Unsecured Revolver. The commercial paper notes will be sold under customary terms in the commercial paper market and will rank pari passu with all of Portfolio Holding’s other unsecured senior indebtedness. The interest rates will vary based on the ratings assigned to the commercial paper notes by credit rating agencies and market conditions at the time of issuance. As of December 31, 2024, the Company had no outstanding balance under the Commercial Paper Program. Borrowings reduce amounts otherwise available under the 2024 Unsecured Revolver.

The documents governing the Commercial Paper Program contain customary representations, warranties, covenants, defaults and indemnification provisions, and provide the terms under which the Notes will be sold pursuant to an exemption from the federal and state securities laws.

Debt Covenants—The Company is subject to financial covenants under the 2024 Unsecured Revolver, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2024 Unsecured Revolver, as applicable. In addition, the 2024 Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes, 5.15% Notes, 6.10% Notes and 5.65% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 6.10% Notes and 5.65% Notes are also subject to a financial covenant limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio

Holdings’ and/or the Company’s existing or future material credit facilities, including the 2024 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2024, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of December 31, 2024, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2025	$—	$—	$—
2026	—	—	—
2027	237,000	—	237,000
2028	79,193	—	79,193
2029	—	689,000	689,000
Thereafter	1,181,920	2,185,204	3,367,124
Total principal maturities	1,498,113	2,874,204	4,372,317
Debt premium, discount and deferred financing costs, net	(26,231)	(28,647)	(54,878)
Total debt obligations, net	$1,471,882	$2,845,557	$4,317,439
(1)	As of December 31, 2024, the Company’s weighted average maturity for its secured mortgages was 26.5 years.

Note 10—Commitments and Contingencies

Lease Commitments—Future minimum lease obligations under non-cancelable operating leases as of December 31, 2024 are as follows ($ in thousands):(1)

2025	$6,223
2026	543
2027	543
2028	543
2029	543
Thereafter	7,649
Total undiscounted cash flows(1)	16,044
Present value discount(2)	(5,670)
Lease liabilities	$10,374
(1)	Includes cash flows that relate to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease.
(2)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.6% and the weighted average remaining lease term is 10.4 years. The Company assumed its operating leases from iStar in connection with the Merger and therefore did not directly make any payments under its operating leases for the three months ended March 31, 2023 or the year ended December 31, 2022. During the year ended December 31, 2024 and the nine months ended December 31, 2023, the Company made payments of $5.7 million and $4.3 million, respectively, related to its operating leases.

Unfunded Commitments— The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of December 31, 2024, the Company had $46.2 million of such commitments, excluding commitments to be funded by noncontrolling interests.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 14). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants when certain conditions are met. As of December 31, 2024, the Company had an aggregate $150.3 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

Other Commitments—Through the Leasehold Loan Fund, the Company will generally fund construction and development loans and build-outs of space in real estate assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of December 31, 2024, the Company had $119.6 million of such commitments.

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

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023 ($ in thousands):(1)(2)(3)

	December 31, 2024	December 31, 2023
	Fair	Fair	Balance Sheet
Derivative Type	Value	Value	Location
Assets
Interest rate swaps	$45,439	$34,864	Deferred expenses and other assets, net
Total	$45,439	$34,864
Liabilities
Interest rate swaps	$—	$2,546	Accounts payable, accrued expenses and other liabilities
Total	$—	$2,546
(1)	As of December 31, 2024, the Company has two interest rate swap derivatives outstanding that mature in April 2028 and have an aggregate $500.0 million notional amount, which hedge in-place floating-rate debt. The Company also has two designated derivatives outstanding that protect the Company against interest rate volatility with respect to long-term debt to be placed in the future, which have an aggregate $250.0 million notional amount and mature in December 2025. These designated hedges protect the Company against interest rate volatility with respect to future debt with a tenor of approximately 30 years. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $56.3 million, $13.6 million and $40.4 million, respectively, of unrealized gains in accumulated other comprehensive income (loss).
(2)	The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $0.9 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a decrease to interest expense.
(3)	During the years ended December 31, 2024, 2023 and 2022, the Company received $32.1 million, $11.4 million and $11.0 million, respectively, in settlement of certain interest rate hedges.

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

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

		Amount of Gain	Amount of Gain
		(Loss) Recognized in	(Loss) Reclassified
	Location of Gain (Loss)	Accumulated Other	from Accumulated
	When Recognized	Comprehensive	Other Comprehensive
Derivatives Designated in Hedging Relationships	in Income	Income	Income into Earnings
For the Year Ended December 31, 2024
Interest rate swaps	Interest expense	$56,288	$5,959

For the Year Ended December 31, 2023
Interest rate swaps	Interest expense	$13,621	$3,048
Interest rate swaps(1)	Other income	—	15,191

For the Year Ended December 31, 2022
Interest rate swaps	Interest expense	$40,373	$(3,888)
(1)	For the year ended December 31, 2023, $15.2 million was reclassified to “Other income” in the Company’s consolidated statements of operations due to a hedge forecasted for permanent debt that did not occur.

Note 12—Equity

Common Stock—At the effective time of the Merger on March 31, 2023, each share of Old SAFE common stock issued and outstanding immediately prior to the effective time (other than any shares owned directly by iStar or any of the wholly-owned subsidiaries of iStar and in each case not held on behalf of third parties) was converted into the right to receive one share of newly issued common stock of the Company. As of December 31, 2024, the Company has one class of common stock outstanding.

In April 2023, the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement on Form S-3ASR. In addition, the Company and Portfolio Holdings entered into an ATM Equity Offering Sales Agreement (the “Primary Sales Agreement”) with the sales agents named therein pursuant to which the Company may sell, from time to time, shares of its common stock, $0.01 par value per share (“Common Stock”), having an aggregate gross sales price of up to $300.0 million (the “Primary Shares”) through or to the sales agents. The Company may sell the Primary Shares in amounts and at times to be determined by the Company from time to time but has no obligation to sell any of the Primary Shares. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock, capital needs and determinations by the Company of the appropriate sources of its funding. Through December 31, 2024, the Company has not sold any shares of its common stock through the Primary Sales Agreement.

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

Equity Plans—Old SAFE adopted an equity incentive plan to provide equity incentive opportunities to members of the Former Manager’s management team and employees who performed services for Old SAFE, Old SAFE’s non-management directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provided for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. Grants under the 2017 Equity Incentive Plan were recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. Prior to the effective time of the Merger, Old

SAFE awarded all shares of Old SAFE common stock remaining available for issuance under the 2017 Equity Incentive Plan to members of its Former Manager’s management team and employees who performed services for Old SAFE. As of December 31, 2024, there were no shares available for issuance for future awards under Old SAFE’s 2017 Equity Incentive Plan.

iStar’s amended and restated 2009 Long-Term Incentive Program (the “LTIP”) was approved by stockholders in 2021 and remained in effect after the closing of the Merger. The LTIP is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the LTIP are made at the discretion of the Company’s Board of Directors. Grants under the LTIP are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. In March 2023, the Company granted awards to employees with an aggregate grant date fair value of $25.0 million, or $28.89 per share. In June 2023, the Company issued an aggregate 24,336 vested shares of its common stock with a grant date fair value of $23.58 per share to its directors in consideration for their annual service as directors. On June 20, 2023, the LTIP was further amended to, among other things, increase the aggregate number of shares of common stock available for issuance. In May 2024, the Company issued an aggregate 32,300 shares of its common stock with a grant date fair value of $20.78 per share to its directors that vest after one year in consideration for their annual service as directors. In addition, in May 2024, the Company’s shareholders approved an increase to the LTIP of 1,000,000 shares. As of December 31, 2024, an aggregate of 1,055,711 shares of the Company’s common stock remain available for awards under the LTIP.

Changes in non-vested restricted stock units during the year ended December 31, 2024 were as follows (number of shares and $ in thousands, except per share amounts):

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
	of Shares	Per Share	Value
Nonvested at beginning of period	840	$28.87	$—
Granted(1)	156	$20.15	—
Vested(1)	(172)	$28.86	—
Forfeited	(261)	$28.75	—
Nonvested at end of period	563	$26.49	$10,403
(1)	The Company also granted 441,233 shares of common stock to certain employees under the LTIP as part of annual incentive awards that included a mix of cash and equity awards. The weighted average grant date fair value per share of these share awards was $20.12 and the total fair value was $8.9 million. The shares are fully-vested and 262,635 shares were issued net of statutory minimum required tax withholdings.

The total fair value of restricted stock units that vested during the year ended December 31, 2024 was $3.6 million and the weighted average grant date fair value per share of restricted stock units granted during the year ended December 31, 2024 was $28.86. As of December 31, 2024, there was $6.9 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.51 years.

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

Prior to the Merger, the Old SAFE compensation committee, and following the Merger, the Company’s compensation committee, approved the award of 76,801 new Caret units with an estimated grant date fair value of $8.1 million to executive officers and other employees, other than the Company’s Chief Executive Officer and the Company’s President and Chief Investment Officer, including 15,000 Caret units to the Company’s Chief Financial Officer. The new Caret unit awards were granted immediately following the Merger and the effectiveness of the Amended Caret Performance Incentive Plan, and cliff vest on the fourth anniversary of their grant date if the Company’s common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days during that four-year period. As of December 31, 2024, there was $3.1 million of total unrecognized compensation cost related to all unvested Caret units that is expected to be recognized over a remaining vesting/service period of 2.25 years.

As of December 31, 2024, and after giving effect to the Caret Restructuring and the post-Merger Caret unit awards, Amended Caret Performance Incentive Plan participants held 1,371,254 Caret units, representing 14.4% of the then-outstanding Caret units and 11.4% of the then-authorized Caret units.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.9 million, $1.5 million and $0.4 million in expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets.

401(K) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company’s Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s contributions, up to a maximum of 10% of the participants’ compensation. The Company made gross contributions of $0.7 million for the year ended December 31, 2024.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company’s derivative transactions.

Noncontrolling Interests— Noncontrolling interests includes unrelated third-party equity interests in ventures that are consolidated in the Company’s consolidated financial statements and Caret units that have been sold to third-parties (refer to Note 1) or have been granted to employees. See also “Redeemable Noncontrolling Interests” in Note 3.

Dividends—The Company (then known as iStar) elected to be taxed as a REIT beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the year ended December 31, 2024, the Company declared cash dividends on its common stock of $50.9 million, or $0.708 per share. Dividends paid in 2024 consisted of 4.795% of qualified dividend income and 95.205% of return of capital for tax reporting purposes. During the year ended

December 31, 2023, the Company declared cash dividends on its common stock of $48.0 million, or $0.708 per share. Dividends paid in 2023 were a return of capital for tax reporting purposes. During the year ended December 31, 2022, the Company declared cash dividends on its common stock of $43.6 million, or $0.701 per share. Dividends paid in 2022 were a return of capital for tax reporting purposes.

Note 13—Earnings Per Share

EPS is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	For the Years Ended December 31,

	2024	2023	2022
Net income (loss)	$106,615	$(54,565)	$144,684
Net (income) loss attributable to noncontrolling interests	(852)	(408)	(9,261)
Net income (loss) attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$105,763	$(54,973)	$135,423

	For the Years Ended December 31,
	2024	2023	2022
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$105,763	$(54,973)	$135,423
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$105,763	$(54,973)	$135,423

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic earnings per common share	71,370	66,690	62,393
Add: Effect of assumed shares under treasury stock method for restricted stock units	81	—	1
Weighted average common shares outstanding for diluted earnings per common share	71,451	66,690	62,394

Basic and diluted earnings per common share:(1)
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$1.48	$(0.82)	$2.17
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$1.48	$(0.82)	$2.17

(1)	For the year ended December 31, 2024, the effect of 7,803 of the Company’s restricted stock awards was antidilutive. For the year ended December 31, 2023, 31,557 of the Company’s restricted stock awards were antidilutive due to the Company having a net loss for the period. For the year ended December 31, 2022, weighted average shares outstanding and earnings per share have been recast in accordance with ASC 805 to reflect the exchange ratio used in the reverse acquisition.

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

During the years ended December 31, 2023 and 2022, the Company recorded $5.2 million and $20.3 million, respectively, in management fees to the Former Manager. These management fees are recorded in "General and administrative" in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company paid, or reimbursed iStar for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by iStar under the management agreement.

During the years ended December 31, 2023 and 2022, the Company was allocated $3.1 million and $12.5 million, respectively, in expenses from iStar. These expenses are recorded in "General and administrative" in the Company’s consolidated statements of operations.

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

The Company entered into a discretionary commitment to fund up to $9.0 million of preferred equity in an entity that owns the leasehold interest under one of the Company’s office Ground Leases located in Washington, DC. This preferred equity position is intended to fund any operating cash flow deficits and leasing capital necessary at the property as our tenant explores potential re-leasing or a leasehold sale. In-place cash flows at the property covered ground rent through December 31, 2024, though a semi-annual property tax payment made in September 2024 produced a shortfall, which resulted in a $1.5 million funding. During the year ended December 31, 2024, the Company funded $1.5 million of the commitment which is included in “Deferred expenses and other assets” on the Company’s consolidated balance sheet as of December 31, 2024. In addition, the Company has recognized $6.7 million of interest income from sales-type leases from the Ground Lease in its consolidated statements of operations for the year ended December 31, 2024.

In November 2021, the Company entered into an agreement pursuant to which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid is $33.3 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple or a 12% return on its investment. In December 2021, iStar contributed the Ground Lease to the Ground Lease Plus Fund (refer to Note 7). The Company has a noncontrolling interest in the Ground Lease Plus Fund and an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) has a noncontrolling interest in the Ground Lease Plus Fund. The terms of the Company’s commitment under the agreement did not change upon iStar’s contribution of the Ground Lease to the Ground Lease Plus Fund. In January 2024, the Company acquired the Ground Lease from the Ground Lease Plus Fund for $38.3 million. In addition, the Ground Lease documents contain future funding obligations to the Ground Lease tenant of approximately $51.8 million of leasehold improvement allowance upon achievement of certain milestones. In May 2023, certain milestones were met by the tenant as it exited the pre-development stage and the tenant began accessing the leasehold improvement allowance. As of December 31, 2024, the $51.8 million leasehold improvement allowance has been fully funded.

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

On March 31, 2023, shortly before the closing of the Merger, iStar sold and affiliates of MSD Partners bought 5,405,406 shares of Old SAFE’s common stock then owned by iStar. On March 31, 2023, in conjunction with the closing of the Merger, affiliates of MSD Partners also purchased 100,000 Caret units from the Company for an aggregate purchase price of $20.0 million. Additionally, on March 31, 2023, existing third-party Caret unit holders purchased an aggregate of 22,500 Caret units from the Company for an aggregate $4.5 million.

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

In connection with the Spin-Off, SpinCo Manager entered into a management agreement with Star Holdings, pursuant to which it will operate and pursue the orderly monetization of Star Holding’s assets. Pursuant to the management agreement, Star Holdings paid to SpinCo Manager an annual management fee of $25.0 million for the term ended March 31, 2024. The annual fee declines to $15.0 million, $10.0 million and $5.0 million, respectively, in each of the following annual terms, and adjusts to 2.0% of the gross book value of Star Holding's assets, excluding shares of the Company’s common stock held by Star Holdings, thereafter. The management agreement had an initial one-year term and automatically renews for successive one-year terms each anniversary date thereafter unless previously terminated. The management agreement may be terminated by Star Holdings without cause by not less than one hundred eighty days’ written notice to SpinCo Manager upon the affirmative vote of at least two-thirds of Star Holdings’ independent directors, provided, however, that if the date of termination occurs prior to the fourth anniversary of the Spin-Off, the termination will be subject to payment of the applicable termination fee to SpinCo Manager. Star Holdings may also terminate the management agreement at any time with 30 days’ prior written notice from Star Holdings’ board of trustees for “cause,” as defined in the management agreement.

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

In the event of a termination by the Company based on a reduction in the amount of Star Holdings’ consolidated assets below designated thresholds, Star Holdings will pay SpinCo Manager a termination fee of $15.0 million if the termination occurs in the second year and $5.0 million if the termination occurs in the third year, in each case, plus the balance of any unpaid portion of the annual management fee for the applicable year.

During the years ended December 31, 2024 and 2023, the Company recorded $16.8 million and $19.4 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws. As of December 31, 2024, Star Holdings owned approximately 18.9% of the Company’s common stock outstanding through a wholly-owned subsidiary.

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

Note 15—Segment Reporting

The Company conducts its business through one reportable and one operating segment by acquiring, managing and capitalizing Ground Leases, which the Company believes provides an opportunity for safe, growing income. The Company’s chief executive officer is the chief operating decision maker (“CODM”) and uses net income (loss), as reported on the consolidated statements of comprehensive income (loss), to measure segment operating performance. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. However, the CODM reviews interest expense and general and administrative expense on a more disaggregated basis. The CODM reviews interest expense in more detail because the Company uses its cost of capital to price its investments. The CODM also reviews general and administrative expense, which includes public company costs consisting of compensation, occupancy, and other corporate costs, in more detail to ensure its resources are in line with its business and operating needs. The measure of segment assets is reported on the Company’s consolidated balance sheets as total assets. The CODM also reviews assets and asset level metrics such as rent coverage, GAAP and cash asset yields, Ground Lease cost to value ratios, unrealized capital appreciation and certain other metrics on a regular basis.

The following table presents the Company’s expenses that are reviewed in more detail by the CODM for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Interest expense
Cash	$170,315	$153,071	$105,532
Non-cash	27,727	27,940	23,437
Subtotal interest expense	198,042	181,011	128,969
General and administrative(1)
Public company and other costs	41,160	37,015	4,316
Stock-based compensation	13,757	23,230	1,546
Management fees	—	5,199	20,252
Expense reimbursements to the Former Manager	—	3,125	12,500
Subtotal general and administrative	54,917	68,569	38,614
(1)	The CODM also considers management fees earned from Star Holdings (refer to Note 14) in their review of general and administrative expense because many of the Company’s employees spend time and resources performing basic functions for the management of Star Holdings. During the years ended December 31, 2024 and 2023, the Company earned $16.8 million and $19.4 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

Note 16—Subsequent Events

On February 4, 2025, our Board authorized the repurchase of up to $50.0 million of our common stock. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares will be returned to the status of authorized but unissued shares of common stock.

Safehold Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2024

($ in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Acquired	(Years)
Detroit, MI	$31,961	(2)	$29,086	$—	$—	$29,086	$—	$29,086	$—	2017	N/A
Dallas, TX	3,736	(2)	1,954	—	—	1,954	—	1,954	—	2017	N/A
Dallas, TX	4,151	(2)	2,751	—	—	2,751	—	2,751	—	2017	N/A
Atlanta, GA	7,577	(2)	4,097	—	—	4,097	—	4,097	—	2017	N/A
Milwaukee, WI	3,633	(2)	4,638	51,323	—	4,638	51,323	55,961	9,963	2017	40	(3)
Washington, DC	5,190	(2)	1,484	—	—	1,484	—	1,484	—	2017	N/A
Minneapolis, MN	1,452	(2)	716	—	—	716	—	716	—	2017	N/A
Durango, CO	16,604	(2)	1,415	17,080	—	1,415	17,080	18,495	4,213	2017	35	(3)
Rohnert Park, CA	19,300	(2)	5,869	13,752	—	5,869	13,752	19,621	4,215	2017	32	(3)
Salt Lake City, UT	55,312	(2)	8,573	40,583	—	8,573	40,583	49,156	9,220	2017	34	(3)
San Diego, CA	38,084	(2)	5,077	24,096	—	5,077	24,096	29,173	5,783	2017	33	(3)
Seattle, WA	40,000	(2)	7,813	45,562	—	7,813	45,562	53,375	12,888	2017	30	(3)
Los Angeles, CA	57,936	(2)	72,836	—	—	72,836	—	72,836	—	2017	N/A
Los Angeles, CA	62,764	(2)	68,140	—	—	68,140	—	68,140	—	2017	N/A
Atlanta, GA	—		6,300	—	—	6,300	—	6,300	—	2017	N/A
Washington, DC	23,100	(2)	27,354	—	—	27,354	—	27,354	—	2018	N/A
Orlando, FL	7,800	(2)	6,626	—	—	6,626	—	6,626	—	2018	N/A
Raleigh-Durham, NC	11,940	(2)	4,502	—	—	4,502	—	4,502	—	2018	N/A
Atlanta, GA	9,882	(2)	8,478	—	—	8,478	—	8,478	—	2018	N/A
San Diego, CA	—		8,168	—	—	8,168	—	8,168	—	2018	N/A
Washington, DC	10,000	(2)	15,217	—	—	15,217	—	15,217	—	2018	N/A
Phoenix, AZ	—		5,996	—	—	5,996	—	5,996	—	2018	N/A
Washington, DC	—		21,478	—	—	21,478	—	21,478	—	2018	N/A
Miami, FL	6,000	(2)	9,170	—	—	9,170	—	9,170	—	2018	N/A
Miami, FL	2,471	(2)	3,735	—	—	3,735	—	3,735	—	2018	N/A
Washington, DC	95,000	(2)	121,100	—	—	121,100	—	121,100	—	2018	N/A
Nashville, TN	17,500	(2)	13,505	—	—	13,505	—	13,505	—	2018	N/A
Portland, OR	—		3,641	—	—	3,641	—	3,641	—	2019	N/A
San Antonio, TX	10,000	(2)	2,103	836	—	2,103	836	2,939	146	2019	40
Riverside, CA	—		11,399	—	—	11,399	—	11,399	—	2019	N/A
San Ramon, CA	—		19,635	—	—	19,635	—	19,635	—	2020	N/A
Washington, DC	—		44,883	—	—	44,883	—	44,883	—	2020	N/A
Real estate available and held for sale
Various	—		2,404	4,829	—	2,404	4,829	7,233	—	2023	N/A
Total (4)	$541,393		$550,143	$198,061	$—	$550,143	$198,061	$748,204	$46,428
(1)	The aggregate cost for Federal income tax purposes was approximately $1.0 billion as of December 31, 2024.
(2)	Pledged as collateral under mortgages.
(3)	These properties have land improvements with depreciable lives from 7 to 12 years.
(4)	Includes real estate available and held for sale.

The following table reconciles real estate and real estate available and held for sale for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Beginning balance	$754,048	$740,971	$740,971
Acquisitions(1)	—	14,585	—
Sales(1)	(5,844)	(1,508)	—
Ending balance(2)	$748,204	$754,048	$740,971
(1)	Represents real estate available and held for sale.
(2)	Includes real estate and real estate available and held for sale.

The following table reconciles accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Beginning balance	$40,400	$34,371	$28,343
Additions	6,028	6,029	6,028
Ending balance	$46,428	$40,400	$34,371

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

Based upon their evaluation as of December 31, 2024, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

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

Based on management’s assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2024.

The Company’s effectiveness of internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.   Executive Compensation

Portions of the Company’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

Portions of the Company’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

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

4.5

Fourth Supplemental Indenture, dated as of March 4, 2024, among Safehold GL Holdings LLC, as issuer, Safehold Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed March 4, 2024).

4.6

Fifth Supplemental Indenture, dated as of November 14, 2024, among Safehold GL Holdings LLC, as issuer, Safehold Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed November 14, 2024).

4.7	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed April 4, 2023)
4.8	Specimen Common Stock Certificate of Safehold Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File no. 333-271113), filed April 4, 2023)
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

10.3

Credit Agreement, dated as of April 12, 2024, among Safehold Inc., as guarantor, Safehold GL Holdings LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto as lenders, agents, arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed April 15, 2024).

10.4

Loan Agreement, dated as of March 30, 2017, among Barclays Bank PLC, JPMorgan Chase Bank, National Association and Bank of America, N.A., Safehold Inc. and the Safehold Inc. subsidiaries named therein as borrower (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed April 4, 2023).

10.5

Stockholder’s Agreement, dated as of March 31, 2023, by and among Safehold Inc., iStar Inc. and MSD Partners, L.P. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed April 4, 2023).

10.6

Registration Rights Agreement, dated March 31, 2023, by and between Safehold Inc. and MSD Partners, L.P. (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed April 4, 2023).

10.7

Separation and Distribution Agreement, dated as of March 31, 2023, by and between iStar Inc. and Star Holdings (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed April 4, 2023).

10.8

Registration Rights Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed April 4, 2023).

10.9	Management Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed April 4, 2023).
10.10	Governance Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K, filed April 4, 2023).
10.11

Amended and Restated Credit Agreement, dated as of March 31, 2023, by and between Star Holdings, as borrower, and Safehold Inc., as lender (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K, filed April 4, 2023).

10.12

First Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2023, by and between Star Holdings, as borrower, and Safehold Inc., as lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2023)

10.13	Stockholder’s Agreement, between Safety, Income and Growth, Inc., and SFTY Venture LLC (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K, filed April 4, 2023).
10.14

Registration Rights Agreement, among Safety, Income and Growth, Inc., SFTY Venture LLC and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K, filed April 4, 2023).

+10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K, filed April 4, 2023).
+10.16	Amended and Restated 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2023).
+10.17	2013 Performance Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on April 11, 2014).
+10.18	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 25, 2007).
+10.19	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008).
+10.20	Form of Award Agreement for Investment Pool (incorporated by reference to Exhibit 10.7 to our Form 10-K/A for the year ended December 31, 2014, filed on March 27, 2015).
+10.21	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.19 to our Current Report on Form 8-K, filed April 4, 2023).

+10.22

Omnibus Assignment, Assumption and Amendment Agreement, dated as of March 31, 2023, by and among Safehold Inc., CARET Ventures LLC, Caret Management LLC, and Safehold GL Holdings LLC (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K, filed April 4, 2023).

+10.23	Amended Caret Performance Incentive Plan (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, filed April 4, 2023).
+10.24	Form of Caret Performance Incentive Award (incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K, filed April 4, 2023).
10.25

Subscription Agreement, dated as of August 10, 2022, by and among CARET Ventures LLC, Safehold Inc., the investor signatories thereto, and, solely with respect to Sections 1.1(b) and 6.1-6.18, MSD Capital, L.P. (incorporated by reference to Annex D of our Registration Statement on Form S-4/A (File No. 333-268822), filed January 26, 2023).

10.26	Amended and Restated Limited Liability Company Agreement of Safehold GL Holdings LLC (incorporated by reference to Exhibit 10.24 to our Current Report on Form 8-K, filed April 4, 2023).
10.27

Purchase and Sale Agreement, dated as of February 2, 2022, among iStar Net Lease I LLC, iStar Net Lease II LLC and other seller parties, and Carlyle Net Lease Income, L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 2, 2022).

19.1*	Safehold Inc. Insider Trading Compliance Policy and Procedures
21.1*	Subsidiaries of the Company
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
23.1*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
97	Safehold Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed February 13, 2024).
101**	Interactive data file
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*	Filed herewith.
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

Safehold Inc. Registrant
Date:	February 6, 2025	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 6, 2025	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer (principal executive officer)

Date:	February 6, 2025	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer (principal financial officer and
principal accounting officer)

Date:	February 6, 2025	/s/ JESSE HOM
Jesse Hom Director

Date:	February 6, 2025	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 6, 2025	/s/ JAY S. NYDICK
Jay S. Nydick Director

Date:	February 6, 2025	/s/ BARRY RIDINGS
Barry Ridings Director

Date:	February 6, 2025	/s/ STEFAN M. SELIG
Stefan M. Selig Director