Form 10-Q
period 2025-06-30
Safehold Inc.
filed 2025-08-06
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2025

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 4, 2025, there were 71,755,958 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Net investment in sales-type leases ($8,330 and $6,821 of allowances as of June 30, 2025 and December 31, 2024, respectively)	$3,511,257	$3,454,953
Ground Lease receivables, net ($5,590 and $3,664 of allowances as of June 30, 2025 and December 31, 2024, respectively)	1,903,883	1,833,398
Real estate
Real estate, at cost	740,971	740,971
Less: accumulated depreciation	(49,373)	(46,428)
Real estate, net	691,598	694,543
Real estate-related intangible assets, net	206,782	208,731
Real estate available and held for sale	5,187	7,233
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	903,567	910,507
Loans receivable, net ($289 of allowances as of June 30, 2025)	43,301	—
Loans receivable, net - related party ($2,215 and $2,311 of allowances as of June 30, 2025 and December 31, 2024, respectively)	112,533	112,359
Equity investments	261,107	250,034
Cash and cash equivalents	13,907	8,346
Restricted cash	9,030	8,772
Deferred tax asset, net	3,669	5,222
Deferred operating lease income receivable	225,978	210,773
Deferred expenses and other assets, net(2)	74,926	105,015
Total assets	$7,063,158	$6,899,379
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$152,174	$144,991
Real estate-related intangible liabilities, net	62,505	62,922
Debt obligations, net	4,444,412	4,317,439
Total liabilities	4,659,091	4,525,352
Commitments and contingencies (refer to Note 11)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 71,756 and 71,440 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	717	714
Additional paid-in capital	2,196,759	2,191,840
Retained earnings	134,186	102,472
Accumulated other comprehensive income (loss)	41,730	48,992
Total Safehold Inc. shareholders' equity	2,373,392	2,344,018
Noncontrolling interests	30,675	30,009
Total equity	2,404,067	2,374,027
Total liabilities and equity	$7,063,158	$6,899,379
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of June 30, 2025 and December 31, 2024, includes $3.1 million and $3.8 million, respectively, due from related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Interest income from sales-type leases	$70,642	$65,235	$140,306	$128,453
Operating lease income	16,706	16,691	38,088	37,694
Interest income(1)	2,712	2,357	5,045	4,714
Other income(2)	3,782	5,612	8,080	12,247
Total revenues	93,842	89,895	191,519	183,108
Costs and expenses:
Interest expense	51,265	49,107	101,691	97,738
Real estate expense	881	1,041	2,039	2,120
Depreciation and amortization	2,127	2,490	4,323	4,977
General and administrative	12,954	12,276	27,086	27,904
Provision for (recovery of) credit losses	2,350	626	4,646	1,335
Other expense	346	359	2,514	450
Total costs and expenses	69,923	65,899	142,299	134,524
Income (loss) from operations before other items	23,919	23,996	49,220	48,584
Earnings (losses) from equity method investments	4,912	6,469	9,904	13,381
Net income (loss) before income taxes	28,831	30,465	59,124	61,965
Income tax expense	(862)	(910)	(1,745)	(1,381)
Net income (loss)	27,969	29,555	57,379	60,584
Net (income) loss attributable to noncontrolling interests	(22)	110	(68)	(191)
Net income (loss) attributable to Safehold Inc. common shareholders	$27,947	$29,665	$57,311	$60,393

Per common share data:
Net income (loss)
Basic	$0.39	$0.42	$0.80	$0.85
Diluted	$0.39	$0.42	$0.80	$0.85
Weighted average number of common shares:
Basic	71,740	71,435	71,631	71,303
Diluted	71,801	71,462	71,718	71,351
(1)	For the three months ended June 30, 2025 and 2024, includes $2.4 million and $2.4 million, respectively, of interest income from related parties. For the six months ended June 30, 2025 and 2024, includes $4.7 million and $4.7 million, respectively, of interest income from related parties.
(2)	For the three months ended June 30, 2025 and 2024, includes $2.7 million and $4.4 million, respectively, of management fees from related parties. For the six months ended June 30, 2025 and 2024, includes $6.3 million and $9.9 million, respectively, of management fees from related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$27,969	$29,555	$57,379	$60,584
Other comprehensive income (loss):
Reclassification of (gains) losses on derivatives into earnings	(530)	(1,688)	(1,049)	(3,302)
Unrealized gain (loss) on derivatives	6,900	13,469	(6,213)	42,878
Other comprehensive income (loss):	6,370	11,781	(7,262)	39,576
Comprehensive income (loss)	34,339	41,336	50,117	100,160
Comprehensive (income) loss attributable to noncontrolling interests	(22)	110	(68)	(191)
Comprehensive income (loss) attributable to Safehold Inc.	$34,317	$41,446	$50,049	$99,969

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings	Other
	Noncontrolling	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance at March 31, 2025	$—	$717	$2,195,721	$119,034	$35,360	$30,344	$2,381,176
Net income (loss)	—	—	—	27,947	—	22	27,969
Issuance of common stock, net / amortization	—	—	1,038	—	—	327	1,365
Dividends declared ($0.177 per share)	—	—	—	(12,795)	—	—	(12,795)
Change in accumulated other comprehensive income (loss)	—	—	—	—	6,370	—	6,370
Distributions to noncontrolling interests	—	—	—	—	—	(18)	(18)
Balance at June 30, 2025	$—	$717	$2,196,759	$134,186	$41,730	$30,675	$2,404,067

Balance at March 31, 2024	$19,011	$714	$2,190,671	$65,630	$26,458	$46,038	$2,329,511
Net income (loss)	(576)	—	—	29,665	—	466	30,131
Issuance of common stock, net / amortization	—	—	683	—	—	(260)	423
Dividends declared ($0.177 per share)	—	—	—	(12,698)	—	—	(12,698)
Change in accumulated other comprehensive income (loss)	—	—	—	—	11,781	—	11,781
Contributions from noncontrolling interests	—	—	—	—	—	23,559	23,559
Distributions to noncontrolling interests	—	—	—	—	—	(248)	(248)
Redemption of noncontrolling interests	(18,435)	—	—	—	—	—	—
Balance at June 30, 2024	$—	$714	$2,191,354	$82,597	$38,239	$69,555	$2,382,459

Balance at December 31, 2024	$—	$714	$2,191,840	$102,472	$48,992	$30,009	$2,374,027
Net income (loss)	—	—	—	57,311	—	68	57,379
Issuance of common stock, net / amortization	—	3	5,028	—	—	656	5,687
Dividends declared ($0.354 per share)	—	—	—	(25,597)	—	—	(25,597)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(7,262)	—	(7,262)
Distributions to noncontrolling interests	—	—	—	—	—	(42)	(42)
Redemption of noncontrolling interests	—	—	(109)	—	—	(16)	(125)
Balance at June 30, 2025	$—	$717	$2,196,759	$134,186	$41,730	$30,675	$2,404,067

Balance at December 31, 2023	$19,011	$711	$2,184,299	$47,580	$(1,337)	$45,412	$2,276,665
Net income (loss)	(576)	—	—	60,393	—	767	61,160
Issuance of common stock, net / amortization	—	3	7,055	—	—	113	7,171
Dividends declared ($0.354 per share)	—	—	—	(25,376)	—	—	(25,376)
Change in accumulated other comprehensive income (loss)	—	—	—	—	39,576	—	39,576
Contribution from noncontrolling interests	—	—	—	—	—	23,682	23,682
Distributions to noncontrolling interests	—	—	—	—	—	(419)	(419)
Redemption of noncontrolling interests	(18,435)	—	—	—	—	—	—
Balance at June 30, 2024	$—	$714	$2,191,354	$82,597	$38,239	$69,555	$2,382,459

(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$57,379	$60,584
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,323	4,977
Stock-based compensation expense	6,568	6,658
Deferred operating lease income	(15,208)	(15,411)
Non-cash interest income from sales-type leases	(49,506)	(44,420)
Non-cash interest expense	6,882	7,258
Amortization of real estate-related intangibles, net	1,155	1,155
Write-off of investment in preferred equity	1,945	—
Provision for credit losses	4,646	1,335
Earnings from equity method investments	(9,904)	(13,381)
Distributions from operations of equity method investments	4,795	9,578
Amortization of premium, discount and deferred financing costs on debt obligations, net	4,097	3,617
Other operating activities	(1,414)	(3,785)
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	15,378	2,120
Changes in accounts payable, accrued expenses and other liabilities	5,766	1,410
Cash flows provided by (used in) operating activities	36,902	21,695
Cash flows from investing activities:
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(81,293)	(180,649)
Origination of loans receivable, net	(42,090)	—
Contributions to equity method investments	(15,387)	(9,621)
Distributions from equity method investments	9,528	52,425
Net proceeds received from sale of real estate available and held for sale	1,809	3,332
Return of deposits on Ground Lease investments	—	536
Funding of cash collateral for debt obligations	—	(19,112)
Proceeds received from derivative transactions	3,351	5,895
Proceeds received from the settlement of derivative transactions	—	9,687
Other investing activities	121	684
Cash flows provided by (used in) investing activities	(123,961)	(136,823)
Cash flows from financing activities:
Proceeds from debt obligations	543,000	491,871
Repayments of debt obligations	(420,000)	(356,000)
Payments for deferred financing costs	(441)	(19,747)
Dividends paid to common shareholders	(25,538)	(25,310)
Payment of offering costs	—	(51)
Payments for withholding taxes upon vesting for stock-based compensation	(3,975)	(5,059)
Redemption of noncontrolling interests	(125)	(18,435)
Distributions to noncontrolling interests	(43)	(419)
Contributions from noncontrolling interests	—	23,560
Cash flows provided by (used in) financing activities	92,878	90,410
Changes in cash, cash equivalents and restricted cash	5,819	(24,718)
Cash, cash equivalents and restricted cash at beginning of period	17,118	46,740
Cash, cash equivalents and restricted cash at end of period	$22,937	$22,022

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$13,907	$13,418
Restricted cash	9,030	8,604
Total cash and cash equivalents and restricted cash	$22,937	$22,022
Supplemental disclosure of non-cash investing and financing activity:
Dividends declared to common shareholders	$12,789	$12,745
Non-cash interest accrued to debt balances	2,123	2,068
Accrued finance costs	—	661
Accrued loan acquisition costs	1,525	—
Real estate transferred to real estate available and held for sale	—	3,366

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

Business—On March 31, 2023, Safehold Inc. (“Old Safe”) merged with and into iStar Inc. (“iStar”), at which time Old Safe ceased to exist and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” (the “Merger”). Unless context otherwise requires, references to “the Company” refer to the business and operations of Old Safe and its consolidated subsidiaries prior to the Merger, and to Safehold Inc. (formerly iStar) and its consolidated subsidiaries following the consummation of the Merger. The Company is internally managed and operates its business through one reportable segment by acquiring, managing and capitalizing ground leases. The Company also manages entities focused on ground leases (refer to Note 8) and a wholly-owned subsidiary of the Company serves as external manager to Star Holdings (“Star Holdings”), a Maryland statutory trust that holds the legacy non-ground lease assets held by iStar prior to the Merger as well as shares of common stock of the Company. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). Under a Ground Lease, the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index (“CPI”) based, or both) and sometimes include percentage rent participations. The Company’s CPI lookbacks are generally capped between 3.0% - 3.5% and generally start between years 11 and 21 of the lease term. In the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation.

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

Safehold Management Services Inc. (“SpinCo Manager”), a Delaware corporation and a subsidiary of the Company, is party to a management agreement with Star Holdings dated as of March 31, 2023, as amended, pursuant to

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

which SpinCo Manager is operating and pursuing the orderly monetization of Star Holding’s assets. Star Holdings paid SpinCo Manager an annual management fee of $25.0 million for the term ended March 31, 2024 and $15.0 million for the term ended March 31, 2025. The annual fee declines to $10.0 million and $7.5 million (refer to Note 15), respectively, for each of the following annual terms, and adjusts to 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock held by Star Holdings, thereafter. The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of June 30, 2025, the total assets of these consolidated VIEs were $77.7 million and total liabilities were $30.0 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of June 30, 2025.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 3—Summary of Significant Accounting Policies

Significant Accounting Policies

Loans receivable, net—Loans receivable, net includes senior mortgages that the Company originated to certain of its Ground Lease tenants in connection with Ground Leases (refer to Note 6). The Company’s loans receivable are classified as held-for-investment and are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts, unamortized deferred loan costs or fees and credit loss allowances.

The Company performs a quarterly analysis of its loans receivable that incorporates management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and other economic factors. The Company estimates its expected loss on its loans receivable (including unfunded commitments) based on relevant information including current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of the Company’s expected loss requires significant judgment. The Company calculates its expected loss through the use of third-party historical market data for loans with similar characteristics to the Company’s loan portfolio. The Company also utilizes a third-party to provide forecasts to incorporate current and future economic conditions that may impact the performance of the commercial real estate assets securing its investments.

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

The Company made the accounting policy election to record accrued interest on its loans receivable separate from its loans receivable and to exclude accrued interest from its amortized cost basis disclosures. Any accrued interest receivable is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. As of June 30, 2025, the Company had $0.1 million of accrued interest on its consolidated balance sheet. The Company will place its loans on non-accrual status once interest on the loan becomes 90 days delinquent and will reverse any accrued interest as a reduction to interest income or recognize a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the three and six months ended June 30, 2025, the Company did not reverse any accrued interest on its loans receivable.

Interest Income—Interest income on the Company’s loans receivable (refer to Note 6) is recognized on an accrual basis using the effective interest method and is recorded in “Interest income” in the Company’s consolidated statements of operations.

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

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of June 30, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,511	$3,328	$3,455	$3,680
Ground Lease receivables(1)	1,904	1,897	1,833	2,043
Loans receivable, net(1)	43	43	—	—
Loans receivable, net - related party(1)	113	115	112	115
Cash and cash equivalents(2)	14	14	8	8
Restricted cash(2)	9	9	9	9

Liabilities
Debt obligations, net(1)
Level 1	1,427	1,377	1,426	1,335
Level 3	3,017	2,482	2,891	2,351
Total debt obligations, net	4,444	3,859	4,317	3,686
(1)	The fair value of the Company’s net investment in sales-type leases, Ground Lease receivables, loans receivable, net and loans receivable, net – related party are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

Redeemable Noncontrolling Interests—In February 2022, the Company sold 108,571 Caret units of Portfolio Holdings (refer to Note 13) for $19.0 million to third-party investors and received a commitment from an existing shareholder (which was affiliated with one of the Company’s independent directors) for the purchase of 28,571 Caret units for $5.0 million (which did not close). As part of the sale, the Company agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units, or securities into which they may be exchanged, within two years of the sale. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction had the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at their original purchase price less the amount of distributions previously made on such units. During the three months ended March 31, 2024, the redemption option was extended to April 2024. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed at the original purchase price less the amount of distributions previously made on such units.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

In January 2024, the Company acquired a Ground Lease from the Ground Lease Plus Fund for $38.3 million, excluding amounts funded by the Company pursuant to a leasehold improvement allowance (refer to Note 8 and Note 15).

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Total undiscounted cash flows(1)	$33,974,979	$32,934,705
Unguaranteed estimated residual value(1)	3,090,615	3,039,649
Present value discount	(33,546,007)	(32,512,580)
Allowance for credit losses	(8,330)	(6,821)
Net investment in sales-type leases	$3,511,257	$3,454,953
(1)	As of June 30, 2025, total discounted cash flows were approximately $3,487 million and the discounted unguaranteed estimated residual value was $33.0 million. As of December 31, 2024, total discounted cash flows were approximately $3,430 million and the discounted unguaranteed estimated residual value was $32.0 million.

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Six Months Ended June 30, 2025
Beginning balance	$3,454,953	$1,833,398	$5,288,351
Origination/acquisition/fundings(1)	25,770	54,948	80,718
Accretion	32,043	17,463	49,506
(Provision for) recovery of credit losses	(1,509)	(1,926)	(3,435)
Ending balance(2)	$3,511,257	$1,903,883	$5,415,140

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Six Months Ended June 30, 2024
Beginning balance	$3,255,195	$1,622,298	$4,877,493
Origination/acquisition/fundings(1)	95,916	110,206	206,122
Accretion	29,953	14,467	44,420
(Provision for) recovery of credit losses	(1,057)	(404)	(1,461)
Ending balance(2)	$3,380,007	$1,746,567	$5,126,574
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of June 30, 2025 and December 31, 2024, all of the Company’s net investment in sales-type leases and Ground Lease receivables were current in their payment status. As of June 30, 2025, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.3% and 5.6%, respectively. As of June 30, 2025, the weighted average remaining life of the Company’s 43 Ground Lease receivables was 96.8 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Allowance for Credit Losses—Changes in the Company’s allowance for credit losses on net investment in sales-type leases for the three and six months ended June 30, 2025 and 2024 were as follows ($ in thousands):

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Three Months Ended June 30, 2025	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$7,228	$469	$—	$7,697
Provision for (recovery of) credit losses(1)	605	28	30	663
Allowance for credit losses at end of period(2)	$7,833	$497	$30	$8,360

Three Months Ended June 30, 2024
Allowance for credit losses at beginning of period	$712	$195	$11	$918
Provision for (recovery of) credit losses(1)	719	(104)	(10)	605
Allowance for credit losses at end of period(2)	$1,431	$91	$1	$1,523

Six Months Ended June 30, 2025
Allowance for credit losses at beginning of period	$6,385	$436	$—	$6,821
Provision for (recovery of) credit losses(1)	1,448	61	30	1,539
Allowance for credit losses at end of period(2)	$7,833	$497	$30	$8,360

Six Months Ended June 30, 2024
Allowance for credit losses at beginning of period	$387	$78	$—	$465
Provision for (recovery of) credit losses(1)	1,044	13	1	1,058
Allowance for credit losses at end of period(2)	$1,431	$91	$1	$1,523
(1)	During the three months ended June 30, 2025 and 2024, the Company recorded a provision for credit losses on net investment in sales-type leases of $0.7 million and $0.6 million, respectively. The provision for credit losses for the three months ended June 30, 2025 and 2024 was due primarily to current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since March 31, 2025 and 2024, respectively, and growth in the carrying value of the portfolio during the period. During the six months ended June 30, 2025 and 2024, the Company recorded a provision for credit losses on net investment in sales-type leases of $1.5 million and $1.1 million, respectively. The provision for credit losses for the six months ended June 30, 2025 and 2024 was due primarily to current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2024 and 2023, respectively.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Changes in the Company’s allowance for credit losses on Ground Lease receivables for the three and six months ended June 30, 2025 and 2024 were as follows ($ in thousands):

	Ground Lease receivables
	Stabilized	Development	Unfunded
Three Months Ended June 30, 2025	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$4,116	$1,097	$26	$5,239
Provision for (recovery of) credit losses(1)	307	70	18	395
Allowance for credit losses at end of period(2)	$4,423	$1,167	$44	$5,634

Three Months Ended June 30, 2024
Allowance for credit losses at beginning of period	$234	$458	$38	$730
Provision for (recovery of) credit losses(1)	237	(156)	(25)	56
Allowance for credit losses at end of period(2)	$471	$302	$13	$786

Six Months Ended June 30, 2025
Allowance for credit losses at beginning of period	$2,652	$1,012	$37	$3,701
Provision for (recovery of) credit losses(1)	1,771	155	7	1,933
Allowance for credit losses at end of period(2)	$4,423	$1,167	$44	$5,634

Six Months Ended June 30, 2024
Allowance for credit losses at beginning of period	$123	$246	$37	$406
Provision for (recovery of) credit losses(1)	348	56	(24)	380
Allowance for credit losses at end of period(2)	$471	$302	$13	$786
(1)	During the three months ended June 30, 2025 and 2024, the Company recorded a provision for credit losses on Ground Lease receivables of $0.4 million and $0.1 million, respectively. The provision for credit losses for the three months ended June 30, 2025 and 2024 was due primarily to current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since March 31, 2025 and 2024, respectively, and growth in the carrying value of the portfolio during the period. During the six months ended June 30, 2025 and 2024, the Company recorded a provision for credit losses on Ground Lease receivables of $1.9 million and $0.4 million, respectively. The provision for credit losses was due primarily to current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2024 and 2023, respectively.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s amortized cost basis in net investment in sales-type leases and Ground Lease receivables, presented by year of origination and by stabilized or development status, was as follows as of June 30, 2025 ($ in thousands):

	Year of Origination
	2025	2024	2023	2022	2021	Prior to 2021	Total
Net investment in sales-type leases
Stabilized properties	$22,709	$36,108	$50,719	$659,406	$1,109,173	$1,316,730	$3,194,845
Development properties	100	112,722	22,277	38,838	122,535	28,270	324,742
Total	$22,809	$148,830	$72,996	$698,244	$1,231,708	$1,345,000	$3,519,587

	Year of Origination
	2025	2024	2023	2022	2021	Prior to 2021	Total
Ground Lease receivables
Stabilized properties	$37,709	$—	$19,736	$157,425	$202,657	$649,204	$1,066,731
Development properties	120	104,914	24,653	633,696	79,359	—	842,742
Total	$37,829	$104,914	$44,389	$791,121	$282,016	$649,204	$1,909,473

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

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2025, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2025 (remaining six months)	$53,448	$4,021	$697	$58,166
2026	109,757	8,580	1,545	119,882
2027	112,379	9,320	1,695	123,394
2028	114,371	9,595	1,746	125,712
2029	116,922	9,785	1,753	128,460
Thereafter	29,608,690	3,524,762	285,913	33,419,365
Total undiscounted cash flows	$30,115,567	$3,566,063	$293,349	$33,974,979

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

During the three and six months ended June 30, 2025 and 2024, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended June 30, 2025	Leases	Receivables	Total
Cash	$28,724	$16,801	$45,525
Non-cash	16,228	8,889	25,117
Total interest income from sales-type leases	$44,952	$25,690	$70,642

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended June 30, 2024	Leases	Receivables	Total
Cash	$27,846	$14,826	$42,672
Non-cash	15,026	7,537	22,563
Total interest income from sales-type leases	$42,872	$22,363	$65,235

	Net Investment	Ground
	in Sales-type	Lease
Six Months Ended June 30, 2025	Leases	Receivables	Total
Cash	$57,627	$33,173	$90,800
Non-cash	32,043	17,463	49,506
Total interest income from sales-type leases	$89,670	$50,636	$140,306

	Net Investment	Ground
	in Sales-type	Lease
Six Months Ended June 30, 2024	Leases	Receivables	Total
Cash	$55,116	$28,917	$84,033
Non-cash	29,953	14,467	44,420
Total interest income from sales-type leases	$85,069	$43,384	$128,453

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 5—Real Estate, Real Estate-Related Intangibles and Real Estate Available and Held for Sale

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	June 30, 2025	December 31, 2024
Land and land improvements, at cost	$547,739	$547,739
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(49,373)	(46,428)
Total real estate, net	$691,598	$694,543
Real estate-related intangible assets, net	206,782	208,731
Real estate available and held for sale	5,187	7,233
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	$903,567	$910,507

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of June 30, 2025
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(23,091)	$162,911
In-place lease assets, net(2)	70,445	(27,268)	43,177
Other intangible assets, net	750	(56)	694
Total	$257,197	$(50,415)	$206,782

	As of December 31, 2024
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(21,524)	$164,478
In-place lease assets, net(2)	69,631	(26,076)	43,555
Other intangible assets, net	750	(52)	698
Total	$256,383	$(47,652)	$208,731
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of June 30, 2025
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(6,113)	$62,505

	As of December 31, 2024
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(5,696)	$62,922
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible asset	Location	2025	2024
Above-market lease assets (decrease to income)	Operating lease income	$784	$784
In-place lease assets (decrease to income)	Depreciation and amortization	595	884
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Six Months Ended June 30,
Intangible asset	Location	2025	2024
Above-market lease assets (decrease to income)	Operating lease income	$1,567	$1,567
In-place lease assets (decrease to income)	Depreciation and amortization	1,191	1,760
Other intangible assets (decrease to income)	Operating lease income	4	4

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2025 (remaining six months)	$2,766
2026	3,538
2027	3,538
2028	3,530
2029	3,530
(1)	As of June 30, 2025, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 81.5 years.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible liability	Location	2025	2024
Below-market lease liabilities (increase to income)	Operating lease income	$208	$208

	Income Statement	For the Six Months Ended June 30,
Intangible liability	Location	2025	2024
Below-market lease liabilities (increase to income)	Operating lease income	$416	$416

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2025, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent(1)	Rent	Total
2025 (remaining six months)	$2,903	$9,084	$1,163	$6,380	$211	$19,741
2026	5,807	18,469	2,357	7,399	421	34,453
2027	5,807	18,856	2,388	7,399	421	34,871
2028	5,807	19,203	2,421	7,399	304	35,134
2029	5,807	19,558	2,453	7,399	—	35,217
Thereafter	423,318	4,287,241	428,235	28,105	—	5,166,899
(2)	During the three months ended June 30, 2025 and 2024, the Company recognized $0.2 million and $0.2 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company recognized $5.2 million and $4.8 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations.

Note 6—Loans Receivable, net

In the second quarter of 2025, the Company originated leasehold loans in conjunction with its Ground Leases. These leasehold loans allow the Company’s Ground Lease tenants to receive their full capital structure needs from one source. As of June 30, 2025, the Company had three senior mortgages with an aggregate outstanding principal balance of $42.8 million and an aggregate carrying value of $43.3 million. The Company’s three leasehold loans have initial maturities that range from May 2028 to June 2029, excluding all extension options that can be exercised by the borrower subject to certain conditions, and accrue interest at a weighted average rate of 6.81%, assuming a SOFR rate of 4.32% as of June 30, 2025 for the Company’s two floating rate loans.

Credit Characteristics—As part of the Company’s process for monitoring the credit quality of its leasehold loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain, and there can be no assurance that actual performance will be similar to current expectations. The Company designates loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans, if any, are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2025, all of the Company’s leasehold loans were current in their payment status and had a risk rating of 3.

Allowance for Credit Losses—During the three and six months ended June 30, 2025, the Company recorded a provision for credit losses (refer to Note 3) of $1.3 million, including $1.0 million related to unfunded commitments. Allowances on unfunded commitments are recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets. The provision for credit losses during the three and six months ended June 30, 2025 was due to the origination of new loans during the period.

Unfunded Commitments—The Company has commitments to fund construction and development loans over a period of time if and when its borrowers meet established milestones and other performance criteria. The Company refers to these arrangements as performance-based commitments. As of June 30, 2025, the Company had $85.8 million of such commitments.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 7—Loan Receivable, net – Related Party

On March 31, 2023, the Company, as lender and as administrative agent, and Star Holdings, as borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023 and March 28, 2025, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million at Star Holding’s election (the “Incremental Term Loan Facility”, together with the Secured Term Loan Facility, as amended, the “Star Holdings Term Loan Facility”). During the three months ended June 30, 2025 and 2024, the Company recorded $2.4 million and $2.4 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income” in the Company’s consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company recorded $4.7 million and $4.7 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income” in the Company’s consolidated statements of operations.  As of each of June 30, 2025 and December 31, 2024, the Star Holdings Term Loan Facility had a principal balance of $115.0 million.

The Star Holdings Term Loan Facility is a secured credit facility. Borrowings under the Star Holdings Term Loan Facility bear interest at a fixed rate of 8.00% per annum, which may increase to 10.00% per annum if any loans remain outstanding under the Incremental Term Loan Facility. On March 28, 2025, the Company and Star Holdings entered into an amendment to the Star Holdings Term Loan Facility that extended the maturity date by one year to March 31, 2028, provides that Star Holdings may re-borrow amounts that have been repaid on the Incremental Term Loan Facility and permits Star Holdings to repurchase up to $10.0 million in shares of its common stock, subject to certain conditions. The Star Holdings Term Loan Facility is secured by a first-priority perfected security pledge of all the equity interests in Star Holding’s primary real estate subsidiary. Starting in the first quarter of 2024, within five business days after Star Holdings has delivered its unaudited quarterly financial statements, Star Holdings must apply any unrestricted cash on its balance sheet in excess of the aggregate of (i) an operating reserve; and (ii) $50 million, to prepay the Star Holdings Term Loan Facility or alternatively, with the consent of the Company, Star Holdings may apply such cash to prepay its margin loan facility in lieu of any prepayment of the Star Holdings Term Loan Facility. The operating reserve will be calculated quarterly and is equal to the aggregate of projected operating expenses (including payments to the Star Holdings local property consultants but excluding management fees and public company costs), projected land carry costs, projected capital expenditure and projected interest expense on the margin loan facility with Morgan Stanley Bank, N.A., which is secured by Star Holdings’ shares of the Company’s common stock, and the Star Holdings Term Loan Facility for the next twelve months; less the projected operating revenues for the next twelve months consistent with the operating budget approved by the Company.

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

During the three months ended June 30, 2025 and 2024, the Company recorded a provision for (recovery of) credit losses of $21 thousand and ($36) thousand, respectively, on the Star Holdings Term Loan Facility, including amounts on the Incremental Term Loan Facility, which was undrawn as of June 30, 2025 and December 31, 2024. During the six months ended June 30, 2025 and 2024, the Company recorded a recovery of credit losses of $0.1 million and $0.1 million, respectively, on the Star Holdings Term Loan Facility, including amounts on the Incremental Term Loan Facility. The Company did not have any accrued interest receivable from the Star Holdings Term Loan Facility as of June 30, 2025 and December 31, 2024. The Company did not reverse any accrued interest on its loan asset during the three and six months ended June 30, 2025 and 2024.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 8—Equity Investments

The Company’s equity investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings from		Earnings from
	Carrying Value		Equity Method Investments		Equity Method Investments(1)
	as of		For The Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Equity investment
425 Park Avenue	$138,629	$137,348	$887	$856	$1,772	$1,735
32 Old Slip	65,858	57,574	1,323	1,417	2,754	2,842
Ground Lease Plus Fund(1)	30,340	30,103	330	453	814	1,342
Leasehold Loan Fund(2)	26,280	25,009	2,372	3,743	4,564	7,462
Total	$261,107	$250,034	$4,912	$6,469	$9,904	$13,381
(1)	As of June 30, 2025, the Company has a basis difference of $19.6 million in the Ground Lease Plus Fund that will be amortized over a weighted average remaining term of 105.1 years using the effective interest method. During the three months ended June 30, 2025 and 2024, $0.1 million and $0.1 million, respectively, of the basis difference was amortized as a decrease to earnings from equity method investments. During the six months ended June 30, 2025 and 2024, ($0.2) million and $0.1 million, respectively, of the basis difference was amortized as a (decrease) increase to earnings from equity method investments.
(2)	As of June 30, 2025, the Company has a basis difference of $5.1 million in the Leasehold Loan Fund that will be amortized over a weighted average remaining term of 1.8 years using the effective interest method. During the three months ended June 30, 2025 and 2024, $0.7 million and $2.2 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments. During the six months ended June 30, 2025 and 2024, $1.4 million and $3.2 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments.

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

In November 2021, iStar acquired land for $33.3 million and simultaneously structured and entered into a Ground Lease on which a multi-family project will be constructed. In December 2021, iStar sold the Ground Lease to the Ground Lease Plus Fund and recognized no gain or loss on the sale. At the time of iStar’s acquisition in November 2021, the Company and iStar entered into an agreement pursuant to which the Company would acquire the land and related Ground Lease from the Ground Lease Plus Fund when certain construction related conditions are met by a specified time period. In January 2024, the Company acquired the Ground Lease from the Ground Lease Plus Fund for $38.3 million, excluding amounts funded by the Company pursuant to a leasehold improvement allowance (refer to Note 15).

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

In February 2022, the Leasehold Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a life science property. As of June 30, 2025, the Leasehold Loan Fund funded $11.0 million of the commitment.

In June 2022, the Leasehold Loan Fund committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a mixed-use property. As of June 30, 2025, the Leasehold Loan Fund funded $43.7 million of the commitment.

In July 2024, the Leasehold Loan Fund committed to provide a $31.5 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s construction of a student housing property. As of June 30, 2025, the Leasehold Loan Fund funded $4.9 million of the commitment.

Note 9—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2025	December 31, 2024
Operating lease right-of-use asset(1)	$27,461	$29,707
Interest rate hedge assets	22,748	45,439
Deferred finance costs, net(2)	13,974	16,471
Other assets(3)	9,776	12,278
Purchase deposits	—	42
Leasing costs, net	427	431
Corporate furniture, fixtures and equipment, net	540	647
Deferred expenses and other assets, net	$74,926	$105,015
(1)	Operating lease right-of-use asset (and operating lease liability below) relates primarily to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During both the three months ended June 30, 2025 and 2024, the Company recognized $0.1 million in “Real estate expense” and $0.1 million in “Other income” from its operating lease right-of-use asset. During both the six months ended June 30, 2025 and 2024, the Company recognized $0.3 million in “Real estate expense” and $0.3 million in “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%. The Company also has operating leases for office space.
(2)	Accumulated amortization of deferred finance costs was $6.0 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively.
(3)	As of June 30, 2025 and December 31, 2024, includes $2.5 million and $3.7 million, respectively, of management fees due from Star Holdings. Through June 30, 2025, the Company has earned $42.5 million of management fees from Star Holdings and as of June 30, 2025, $7.5 million of the transaction price is attributable to performance obligations that remain unsatisfied.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2025	December 31, 2024
Interest payable	$103,299	$87,854
Other liabilities	17,223	17,105
Dividends declared and payable	13,350	13,307
Operating lease liabilities(1)	7,566	10,374
Accrued expenses(2)	10,736	16,351
Accounts payable, accrued expenses and other liabilities	$152,174	$144,991
(1)	Refer to Note 11.
(2)	As of June 30, 2025 and December 31, 2024, accrued expenses includes accrued compensation, legal, audit and property expenses.

Note 10—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	June 30, 2025	December 31, 2024	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
6.10% senior notes	300,000	300,000	6.10%	April 2034
5.65% senior notes	400,000	400,000	5.65%	January 2035
3.98% senior notes	475,000	475,000	3.98%	February 2052
5.15% senior notes	162,327	160,204	5.15%	May 2052
2024 Unsecured Revolver	812,000	689,000	Adjusted SOFR plus 0.85%	May 2029
Trust preferred securities	100,000	100,000	Adjusted SOFR plus 1.50%	October 2035
Total unsecured financing	2,999,327	2,874,204
Total debt obligations	4,497,440	4,372,317
Debt premium, discount and deferred financing costs, net	(53,028)	(54,878)
Total debt obligations, net	$4,444,412	$4,317,439
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of June 30, 2025, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.43%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of June 30, 2025, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 8), unsecured senior notes and trust preferred securities were 4.20% and 3.83%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of June 30, 2025, $2.1 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of June 30, 2025, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

2024 Unsecured Revolver—In April 2024, the Company entered into a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaced the Company’s 2021 Unsecured Revolver (see below) and 2023 Unsecured Revolver (see below), each of which were terminated. At the time of termination, $916 million was drawn on the 2021 Unsecured Revolver, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has a borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.85%, subject to the Company’s credit ratings, with an extended maturity date of May 1, 2029, which includes two six-month extension options. The Company also pays a facility fee of 0.10%, subject to the Company’s credit ratings. As of June 30, 2025, there was $1.2 billion of undrawn capacity on the 2024 Unsecured Revolver.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Commercial Paper Program— In June 2024, Portfolio Holdings, as issuer, entered into a new U.S. commercial paper program (the “Commercial Paper Program”) on a private placement basis, pursuant to which the Company may issue up to $750.0 million of short-term, unsecured commercial paper notes outstanding at any time, which are guaranteed by the Company.

Under the Commercial Paper Program, the Company may issue the commercial paper notes from time to time and will use the proceeds for general corporate purposes. The Commercial Paper Program is backed by the Company’s 2024 Unsecured Revolver. The commercial paper notes will be sold under customary terms in the commercial paper market and will rank pari passu with all of Portfolio Holding’s other unsecured senior indebtedness. The interest rates will vary based on the ratings assigned to the commercial paper notes by credit rating agencies and market conditions at the time of issuance. As of June 30, 2025, the Company had no outstanding balance under the Commercial Paper Program. Borrowings reduce amounts otherwise available under the 2024 Unsecured Revolver.

The documents governing the Commercial Paper Program contain customary representations, warranties, covenants, defaults and indemnification provisions, and provide the terms under which the Notes will be sold pursuant to an exemption from the federal and state securities laws.

Debt Covenants—The Company is subject to financial covenants under the 2024 Unsecured Revolver, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2024 Unsecured Revolver, as applicable. In addition, the 2024 Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes, 5.15% Notes, 6.10% Notes and 5.65% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 6.10% Notes and 5.65% Notes are also subject to a financial covenant limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or the Company’s existing or future material credit facilities, including the 2024 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of June 30, 2025, the Company was in compliance with all of its financial covenants.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Future Scheduled Maturities—As of June 30, 2025, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2025 (remaining six months)	$—	$—	$—
2026	—	—	—
2027	237,000	—	237,000
2028	79,193	—	79,193
2029	—	812,000	812,000
Thereafter	1,181,920	2,187,327	3,369,247
Total principal maturities	1,498,113	2,999,327	4,497,440
Debt premium, discount and deferred financing costs, net	(25,856)	(27,172)	(53,028)
Total debt obligations, net	$1,472,257	$2,972,155	$4,444,412
(1)	As of June 30, 2025, the Company’s weighted average maturity for its secured mortgages was 26.0 years.

Note 11—Commitments and Contingencies

Lease Commitments—Future minimum lease obligations under non-cancelable operating leases as of June 30, 2025 are as follows ($ in thousands):(1)

2025 (remaining six months)	$3,104
2026	543
2027	543
2028	543
2029	543
Thereafter	7,649
Total undiscounted cash flows(1)	12,925
Present value discount(2)	(5,359)
Lease liabilities	$7,566
(1)	Includes cash flows that relate to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease.
(2)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.6% and the weighted average remaining lease term is 12.9 years. During the three months ended June 30, 2025 and 2024, the Company made payments of $1.4 million and $1.4 million, respectively, related to its operating leases. During the six months ended June 30, 2025 and 2024, the Company made payments of $2.8 million and $2.8 million, respectively, related to its operating leases.

Unfunded Commitments—The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of June 30, 2025, the Company had $90.5 million of such commitments, excluding commitments to be funded by noncontrolling interests.

The Company also has an unfunded forward commitment of $35.0 million related to an agreement that it entered into for the addition to an existing Ground Lease if certain conditions are met (refer to Note 15). There can be no assurance

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

that the conditions for closing this transaction will be satisfied and that the Company will fund the addition to the Ground Lease.

Other Commitments—The Company funds construction and development loans and build-outs of space in real estate assets over a period of time, both individually and through the Leasehold Loan Fund, if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of June 30, 2025, the Company had $195.9 million of such commitments.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 ($ in thousands):(1)(2)(3)

	June 30, 2025	December 31, 2024
	Fair	Fair	Balance Sheet
Derivative Type	Value	Value	Location
Assets
Interest rate swaps	$22,748	$45,439	Deferred expenses and other assets, net
Total	$22,748	$45,439
(1)	As of June 30, 2025, the Company has two interest rate swap derivatives outstanding that mature in April 2028 and have an aggregate $500.0 million notional amount, which hedge in-place floating-rate debt. The Company also has a designated derivative outstanding with a $150.0 million notional amount that matures in December 2025 that protects the Company against interest rate volatility with respect to future long-term debt with a tenor of approximately 30 years.
(2)	Over the next 12 months, the Company expects that $0.6 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense.
(3)	The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy.

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

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

			Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended June 30, 2025
Interest rate swaps	Interest expense	$6,900	$530
For the Three Months Ended June 30, 2024
Interest rate swaps	Interest expense	$13,469	$1,688
For the Six Months Ended June 30, 2025
Interest rate swaps	Interest expense	$(6,213)	$1,049
For the Six Months Ended June 30, 2024
Interest rate swaps	Interest expense	$42,878	$3,302

Note 13—Equity

Common Stock—As of June 30, 2025, the Company has one class of common stock outstanding.

In April 2023, the Company and Portfolio Holdings entered into an ATM Equity Offering Sales Agreement (the “Primary Sales Agreement”) with the sales agents named therein pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $300.0 million (the “Primary Shares”) through or to the sales agents. The Company may sell the Primary Shares in amounts and at times to be determined by the Company from time to time but has no obligation to sell any of the Primary Shares. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of its funding. Through June 30, 2025, the Company has not sold any shares of its common stock through the Primary Sales Agreement.

On February 4, 2025, the Company’s board of directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The Company has no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares will be returned to the status of authorized but unissued shares of common stock. As of June 30, 2025, the Company had not repurchased any of its outstanding common stock.

Equity Plans—The Company has a Long-Term Incentive Program (the “LTIP”), originally adopted by iStar’s board of directors and approved by iStar’s stockholders in 2021, designed to provide incentive compensation for officers,

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

key employees, directors and advisors of the Company. The LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the LTIP are made at the discretion of the Company’s Board of Directors. Grants under the LTIP are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. In May 2025, the Company issued an aggregate 39,911 shares of its common stock with a grant date fair value of $15.34 per share to its directors that vest after one year in consideration for their annual service as directors. As of June 30, 2025, an aggregate of 766,184 shares of the Company’s common stock remains available for issuance under the LTIP. As of June 30, 2025, there was $6.2 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.6 years.

Caret Performance Incentive Plan—The Company has a Caret performance incentive plan pursuant to which Caret units of Portfolio Holdings are reserved for grants of performance-based awards to participants, including certain officers, key employees, directors and service providers (the “Caret Performance Incentive Plan”). As of June 30, 2025, all outstanding Caret units awarded under the Caret Performance Incentive Plan are fully vested except for grants awarded in connection with the Merger to executive officers and other employees, which are subject to cliff vesting on March 31, 2027 if the Company’s common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days since the grant date, and certain awards granted to a former employee that vest in December 2025, subject to certain conditions. As of June 30, 2025, there was $2.5 million of total unrecognized compensation cost related to all unvested Caret units that is expected to be recognized over a remaining vesting/service period of 1.75 years.

As of June 30, 2025, Caret Performance Incentive Plan participants held 1,371,129 Caret units, representing 14.4% of the outstanding Caret units and 11.4% of the authorized Caret units, and 128,871 Caret units remain available for issuance under the Caret Performance Incentive Plan.

During the three months ended June 30, 2025 and 2024, the Company recognized $0.3 million and ($0.3) million, respectively, of expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets. During the six months ended June 30, 2025 and 2024, the Company recognized $0.7 million and $0.2 million, respectively, of expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets.

401(K) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company’s Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s contributions, up to a maximum of 10% of the participants’ compensation. The Company made gross contributions of $0.5 million and $0.5 million, respectively, for the six months ended June 30, 2025 and 2024.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Dividends—The Company (then known as iStar) elected to be taxed as a REIT beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the six months ended June 30, 2025 and 2024, the Company declared cash dividends on its common stock of $25.6 million, or $0.354 per share, and $25.4 million, or $0.354 per share, respectively.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 14—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$27,969	$29,555	$57,379	$60,584
Net (income) loss attributable to noncontrolling interests	(22)	110	(68)	(191)
Net income (loss) attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$27,947	$29,665	$57,311	$60,393

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$27,947	$29,665	$57,311	$60,393
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$27,947	$29,665	$57,311	$60,393

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic earnings per common share	71,740	71,435	71,631	71,303
Add: Effect of assumed shares under treasury stock method for restricted stock units	61	27	87	48
Weighted average common shares outstanding for diluted earnings per common share	71,801	71,462	71,718	71,351

Basic and diluted earnings per common share:(1)
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$0.39	$0.42	$0.80	$0.85
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$0.39	$0.42	$0.80	$0.85

(1)	For the three and six months ended June 30, 2024, the effect of 9 thousand and 31 thousand, respectively, of the Company’s restricted stock units were antidilutive.

Note 15—Related Party Transactions

Acquisitions and Commitments

Following is a list of transactions in which the Company and other persons deemed to be related parties have participated for the periods presented. These transactions were approved by the Company’s independent directors in accordance with the Company’s policy with respect to related party transactions.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company entered into a discretionary commitment to fund up to $9.0 million of preferred equity in an entity that owns the leasehold interest under one of the Company’s office Ground Leases located in Washington, DC and through March 31, 2025, the Company funded $1.5 million of the commitment amount. At inception in April 2024, the Company incurred $0.4 million of costs creating the entity formed to own the leasehold interest, which resulted in a total investment balance of $1.9 million and was included in “Deferred expenses and other assets” on the Company’s consolidated balance sheet as of December 31, 2024. In May 2025, the leasehold interest was acquired by a new sponsor and the Company determined its investment was not recoverable, which resulted in a $1.9 million write-off of the Company’s preferred equity investment as of March 31, 2025. The write-off is included in “Other expense” in the Company’s consolidated statement of operations. The Company has recognized $3.4 million of interest income from sales-type leases from the Ground Lease in its consolidated statements of operations for the six months ended June 30, 2025.

The Company has a noncontrolling interest in the Ground Lease Plus Fund and an affiliate of an existing shareholder (which is affiliated with one of the Company’s former independent directors, whose term ended in May 2025) has a noncontrolling interest in the Ground Lease Plus Fund. The Company has entered into certain agreements to acquire certain land and related Ground Leases from the Ground Lease Plus Fund when certain construction-related conditions are met by a specified time period.  In January 2024, the Company acquired one Ground Lease from the Ground Lease Plus Fund for $38.3 million pursuant to one such agreement. In addition, the Ground Lease documents contain future funding obligations to the Ground Lease tenant of approximately $51.8 million of leasehold improvement allowance upon achievement of certain milestones. In May 2023, certain milestones were met by the tenant as it exited the pre-development stage and the tenant began accessing the leasehold improvement allowance. As of June 30, 2025, the $51.8 million leasehold improvement allowance has been fully funded. The Company was also party to an agreement pursuant to which it agreed to acquire land and a related Ground Lease from the Ground Lease Plus Fund when certain construction related conditions were met by a specified time period. The purchase price to be paid was $42.0 million, plus an amount necessary for the Ground Lease Plus Fund to achieve the greater of a 1.25x multiple and a 9% return on its investment. In addition, the Ground Lease provides for a leasehold improvement allowance up to a maximum of $83.0 million, which obligation would be assumed by the Company upon acquisition. The Company’s commitment to acquire the Ground Lease from the Ground Lease Plus Fund expired in June 2025.

Caret units

In February 2022, the Company sold an aggregate of 108,571 Caret units, 1.08% of the then-authorized Caret units, to a group of investors (refer to Note 3). In addition, an affiliate of an existing shareholder (which was affiliated with one of the Company’s former independent directors, whose term ended in May 2025) made a commitment to purchase 28,571 Caret units, or 0.29% of the then-authorized Caret units, for a purchase price of $5.0 million. As part of the sale, the Company agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction had the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price less the amount of distributions previously made on such units. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

During the three months ended June 30, 2025 and 2024, the Company recorded $2.7 million and $4.4 million, respectively, in management fees from Star Holdings. During the six months ended June 30, 2025 and 2024, the Company recorded $6.3 million and $9.9 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws. As of June 30, 2025, Star Holdings owned approximately 18.9% of the Company’s common stock outstanding through a wholly-owned subsidiary.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

In April 2023, the Company, Portfolio Holdings and Star Investment Holdings SPV LLC (“Star Investment Holdings”), a subsidiary of Star Holdings, entered into an ATM Equity Offering Sales Agreement (the “Selling Stockholder Sales Agreement”) with the sales agents named therein pursuant to which Star Investment Holdings may sell, from time to time, subject to receiving the Company’s consent, up to 1,000,000 shares of the Company’s common stock (the “Selling Stockholder Shares”) through or to the sales agents. Star Investment Holdings may sell the Selling Stockholder Shares in amounts and at times to be determined by Star Investment Holdings, subject to receiving the Company’s consent, from time to time but has no obligation to sell any of the Selling Stockholder Shares. Actual sales, if any, will depend on a variety of factors to be determined by Star Investment Holdings from time to time, including, among other things, market conditions, the trading price of the Company’s common stock, capital needs and determinations by Star Investment Holdings of the appropriate sources of its funding.

Note 16—Segment Reporting

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

The following table presents the Company’s expenses that are reviewed in more detail by the CODM for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest expense
Cash	$44,415	$42,209	$87,869	$83,724
Non-cash	6,850	6,898	13,822	14,014
Subtotal interest expense	51,265	49,107	101,691	97,738
General and administrative(1)
Public company and other costs	9,873	10,383	20,518	21,246
Stock-based compensation	3,081	1,893	6,568	6,658
Subtotal general and administrative	12,954	12,276	27,086	27,904
(1)	The CODM also considers management fees earned from Star Holdings (refer to Note 15) in their review of general and administrative expense because many of the Company’s employees spend time and resources performing basic functions for the management of Star Holdings. During the three months ended June 30, 2025 and 2024, the Company earned $2.7 million and $4.4 million, respectively, in management fees from Star Holdings. During the six months ended June 30, 2025 and 2024, the Company earned $6.3 million and $9.9 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

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

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of June 30, 2025, the percentage breakdown of the gross book value of our portfolio was 41% multi-family, 40% office, 11% hotels, 6% life science and 2% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

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

The rise in interest rates has also adversely affected the U.S. office sector, along with office vacancies and a decline in market liquidity that began with the onset of the COVID-19 pandemic, all of which could negatively impact our tenants, Ground Rent Coverages and estimated Combined Property Values. Moreover, certain office assets currently have material vacancies. If our Ground Lease tenants at such assets fail to re-tenant the building, such Ground Leases may default and we may suffer losses. We have entered into a forbearance agreement with a tenant under a significant New York office asset. If the tenant defaults on such agreement, we may experience delays in enforcing our rights as a landlord, may suffer losses and may incur substantial costs in protecting our investment. See the "Risk Factors" section of our 2024 Annual Report for additional discussion of certain potential risks to our business related to competition and industry concentrations.

We have chosen to focus on Ground Leases because we believe they meet an important need in the real estate capital markets for our customers. We also believe Ground Leases offer a unique combination of safety, income growth and the potential for capital appreciation for investors for the following reasons:

High Quality Long-Term Cash Flow: We believe that a Ground Lease represents a safe position in a property’s capital structure. The combined value of the land and buildings and improvements thereon subject to a Ground Lease (the “Combined Property Value”) typically significantly exceeds the Ground Lease landlord’s investment in the Ground Lease; therefore, even if the landlord takes over the property following a tenant default or upon expiration of the Ground Lease, the landlord may recover substantially all of its Ground Lease investment, and possibly amounts in excess of its investment, depending upon prevailing market conditions. Additionally, the typical structure of a Ground Lease provides the landlord with a residual right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The landlord’s residual right provides a strong incentive for a Ground Lease tenant or its leasehold lender to make the required Ground Lease rent payments.

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

The table below shows the current estimated UCA in our owned residual portfolio as of June 30, 2025 and December 31, 2024 ($ in millions):(1)

	June 30, 2025	December 31, 2024
Combined Property Value(2)	$15,577	$15,523
Ground Lease Cost(2)	6,521	6,395
Unrealized Capital Appreciation in Our Owned Residual Portfolio	9,056	9,128
(1)	Please review our Current Report on Form 8-K filed on August 5, 2025 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” included in “Risk Factors” of our 2024 Annual Report for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $291.1 million and $319.8 million related to transactions with remaining unfunded commitments as of June 30, 2025 and December 31, 2024, respectively. Combined Property Value excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund (refer to Note 8 to the consolidated financial statements), the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. Ground Lease Cost includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $90.5 million and $46.2 million of unfunded commitments as of June 30, 2025 and December 31, 2024, respectively. Ground Lease Cost excludes the term loan to Star Holdings, our leasehold loans, the assets in the Leasehold Loan Fund, the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. As of June 30, 2025, our gross book value as a percentage of combined property value was 52%.

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

We have a Caret Performance Incentive Plan (the “Caret Performance Incentive Plan”) pursuant to which Caret units are reserved for grants of performance-based awards to participants including certain employees of the Company, directors and service providers. As of June 30, 2025, all outstanding Caret units awarded under the Caret Performance Incentive Plan are fully vested except for grants awarded in connection with the merger between Safehold Inc. and iStar Inc. on March 31, 2023 to executive officers and other employees, which are subject to cliff vesting on March 31, 2027 if our common stock has traded at an average price of $60.00 or more for at least 30 consecutive trading days since the grant date, and certain awards granted to a former employee that vest in December 2025, subject to certain conditions. As of June 30, 2025, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 14.4% of the outstanding Caret units and 11.4% of the authorized Caret units, including 6.1% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer, and approximately 128,871 Caret units remain available for issuance under the Caret Performance Incentive Plan.

In addition to the Caret units awarded or reserved for issuance under our Caret Performance Incentive Plan, we have sold 122,500 Caret units to third-party investors, including affiliates of MSD Partners, that remain outstanding as of June 30, 2025. As of June 30, 2025, the Company owned 84.3% of the outstanding Caret units. In connection with the sale of 137,142 Caret units in February 2022 (28,571 of which were committed to be purchased at the time, but did not close), we agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction had the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price less the amount of distributions previously made on such units. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed at the original purchase price less the amount of distributions previously made on such units.

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

Additionally, we have created additional channels and products that allows us to build a larger, captive pipeline. We have interests in two Ground Lease ecosystem funds, the Ground Lease Plus Fund and the Leasehold Loan Fund (refer to Note 8 to the consolidated financial statements). The Ground Lease Plus Fund includes two assets and targets high quality projects in pre-construction development phase with institutional developers. The Leasehold Loan Fund currently includes three assets and allows for customers to receive their full capital structure needs in one place. We have also recently begun to originate leasehold loans individually. Customers are able to receive a mortgage leasehold loan as well as a Ground Lease through us. We also created “SAFExSWAP,” which is a program that allows real estate investors with existing ground leases to swap into one of our Ground Leases. Additionally, our product “SAFExSELL” provides clients with an opportunity to enter into a Ground Lease at the time of the sale of a real estate asset, generating greater proceeds than would normally be expected in connection with a fee simple sale.

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases, leasehold loans and one master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. The tenant under our Park Hotels Portfolio elected to extend the leases underlying three of the five hotels past the initial lease maturity of December 2025 (see the "Risk Factors -We may be unable to renew expiring Ground Leases, re-lease the land or sell the properties on favorable terms or at all, -

Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis, -We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property" in our 2024 Annual Report for a discussion of our Park Hotels Portfolio). As of June 30, 2025, our estimated portfolio Ground Rent Coverage was 3.5x (see the "Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect current market values, including the decline in office values, and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect" in our 2024 Annual Report for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 Ground Leases in our portfolio as of June 30, 2025 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	5.3%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	4.7%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	4.5%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	4.3%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.3%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	3.2%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	2.9%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.2%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed	2.2%
100 Cambridgeside	Mixed Use and Other	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.2%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 8 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease, but with individual asset extension rights. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by top 10 markets and property type as of June 30, 2025, excluding unfunded commitments:

% of Gross
Market	Book Value
Manhattan(1)	21%
Washington, DC	10
Boston	8
Los Angeles	7
San Francisco	4
Denver	4
Honolulu	3
Nashville	3
Miami	3
Atlanta	2
(1)	Total New York metropolitan statistical area including areas outside of Manhattan makes up 28% of gross book value.

% of Gross
Property Type	Book Value
Multifamily	41%
Office	40
Hotel	11
Life Science	6
Mixed Use and Other	2

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of June 30, 2025, we had $90.5 million of such commitments, excluding commitments to be funded by noncontrolling interests.

We also have an unfunded forward commitment of $35.0 million related to an agreement that we entered into for the addition to an existing Ground Lease if certain conditions are met (refer to Note 15 to the consolidated financial statements). There can be no assurance that the conditions for closing this transaction will be satisfied and that we will fund the addition to the Ground Lease.

We also fund construction and development loans and build-outs of space in real estate assets over a period of time, both individually and through the Leasehold Loan Fund, if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of June 30, 2025, we had $195.9 million of such commitments.

We also entered into a discretionary commitment to fund up to $9.0 million of preferred equity in an entity that owned the leasehold interest under one of our office Ground Leases located in Washington, DC and through March 31, 2025, we funded $1.5 million of the commitment amount. At inception in April 2024, we incurred $0.4 million of costs creating the entity formed to own the leasehold interest, which resulted in a total investment balance of $1.9 million and was included in “Deferred expenses and other assets” on our consolidated balance sheet as of December 31, 2024. In May 2025, the leasehold interest was acquired by a new sponsor and we determined our investment was not recoverable, which resulted in a $1.9 million write-off of our preferred equity investment as of March 31, 2025. The write-off is included in “Other expense” in our consolidated statement of operations. We recognized $3.4 million of interest income from sales-type leases from the Ground Lease in our consolidated statements of operations for the six months ended June 30, 2025.

Results of Operations for the Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

	For the Three Months Ended
	June 30,
	2025	2024	$ Change

	(in thousands)
Revenues:
Interest income from sales-type leases	$70,642	$65,235	$5,407
Operating lease income	16,706	16,691	15
Interest income	2,712	2,357	355
Other income	3,782	5,612	(1,830)
Total revenues	93,842	89,895	3,947
Costs and expenses:
Interest expense	51,265	49,107	2,158
Real estate expense	881	1,041	(160)
Depreciation and amortization	2,127	2,490	(363)
General and administrative	12,954	12,276	678
Provision for (recovery of) credit losses	2,350	626	1,724
Other expense	346	359	(13)
Total costs and expenses	69,923	65,899	4,024
Earnings (losses) from equity method investments	4,912	6,469	(1,557)
Net income (loss) before income taxes	28,831	30,465	(1,634)
Income tax expense	(862)	(910)	48
Net income (loss)	$27,969	$29,555	$(1,586)

Interest income from sales-type leases increased to $70.6 million for the three months ended June 30, 2025 from $65.2 million for the same period in 2024. The increase was due primarily to originations of Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income was $16.7 million for both the three months ended June 30, 2025 and 2024. Operating lease income consists of rent from our operating leases and percentage rent from certain properties, including our Park Hotels Portfolio.

Interest income relates to the Star Holdings Term Loan Facility (refer to Note 7 to the consolidated financial statements) and three leasehold loans we originated during the three months ended June 30, 2025 in connection with Ground Leases. The increase in 2025 was due primarily to the origination of leasehold loans.

Other income for the three months ended June 30, 2025 and 2024 includes $2.7 million and $4.4 million, respectively, of management fees from Star Holdings. Other income for both the three months ended June 30, 2025 and 2024 also includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the three months ended June 30, 2025 and 2024 also includes $1.0 million and 1.1 million, respectively, of other ancillary income from our investments. Other ancillary income primarily includes sublease income, recoverable expenses and interest income earned on our cash balances.

During the three months ended June 30, 2025 and 2024, we incurred interest expense from our debt obligations of $51.3 million and $49.1 million, respectively. The increase in 2025 was primarily the result of increased indebtedness to fund acquisition activity.

During the three months ended June 30, 2025 and 2024, we incurred real estate expense of $0.9 million and $1.0 million, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the three months ended June 30, 2025 and 2024, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization during the three months ended June 30, 2025 and 2024 was $2.1 million and $2.5 million, respectively. Depreciation and amortization primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets and depreciation of corporate fixed assets. The decrease in 2025 was primarily the result of the tenant under our Park Hotels Portfolio electing to extend the leases underlying three of the five hotels under the lease past the initial lease maturity of December 2025.

General and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. The following table presents our general and administrative expenses for the three months ended June 30, 2025 and 2024 ($ in thousands):

	For the Three Months Ended
	June 30,
	2025	2024
Public company and other costs(1)	$9,873	$10,383
Stock-based compensation	3,081	1,893
Total general and administrative expenses(2)	$12,954	$12,276
(1)	For the three months ended June 30, 2025 and 2024, public company and other costs primarily includes compensation, legal, insurance and occupancy costs.
(2)	For the three months ended June 30, 2025 and 2024, general and administrative expenses were partially offset by $2.7 million and $4.4 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the three months ended June 30, 2025, we recorded a provision for credit losses of $2.4 million. The provision for credit losses was due primarily to the origination of three leasehold loans (refer to Note 6 to the consolidated financial statements) during the three months ended June 30, 2025 and current market conditions, including an increase in our Ground Lease cost to value ratios on certain of our assets, and growth in the carrying value of the Ground Lease portfolio during the period. During the three months ended June 30, 2024, we recorded a provision for credit losses of $0.6 million. The provision was primarily the result of current market conditions, including an increase in our Ground Lease cost to value ratios on our Ground Lease portfolio.

During the three months ended June 30, 2025, other expense consists primarily of legal fees. During the three months ended June 30, 2024, other expense consists primarily of costs related to our debt obligations.

During the three months ended June 30, 2025, earnings from equity method investments (refer to Note 8 to the consolidated financial statements) decreased to $4.9 million from $6.5 million for the same period in 2024. The decrease in 2025 was due primarily to a loan repayment at the Leasehold Loan Fund in March 2025.

During the three months ended June 30, 2025, we recorded consolidated income tax expense of $0.9 million, which was primarily attributable to a deferred tax expense at our taxable REIT subsidiary (“TRS”) and relates to equity-based compensation expense and utilization of net operating loss carryovers to which our TRS is a successor. Included in our consolidated income tax expense for the three months ended June 30, 2025, our TRS recorded current and deferred income tax expense in the amounts of $0.2 million and $0.7 million, respectively. During the three months ended June 30, 2024, we recorded consolidated income tax expense of $0.9 million, which was attributable to our TRS. Included in our consolidated income tax expense for the three months ended June 30, 2024, our TRS recorded current and deferred tax expense in the amounts of $0.7 million and $0.2 million, respectively. The deferred tax expense relates primarily to equity-based compensation expense and utilization of net operating loss carryovers to which our TRS is a successor.

Results of Operations for the Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

	For the Six Months Ended
	June 30,
	2025	2024	$ Change

	(in thousands)
Revenues:
Interest income from sales-type leases	$140,306	$128,453	$11,853
Operating lease income	38,088	37,694	394
Interest income	5,045	4,714	331
Other income	8,080	12,247	(4,167)
Total revenues	191,519	183,108	8,411
Costs and expenses:
Interest expense	101,691	97,738	3,953
Real estate expense	2,039	2,120	(81)
Depreciation and amortization	4,323	4,977	(654)
General and administrative	27,086	27,904	(818)
Provision for (recovery of) credit losses	4,646	1,335	3,311
Other expense	2,514	450	2,064
Total costs and expenses	142,299	134,524	7,775
Earnings (losses) from equity method investments	9,904	13,381	(3,477)
Net income (loss) before income taxes	59,124	61,965	(2,841)
Income tax expense	(1,745)	(1,381)	(364)
Net income (loss)	$57,379	$60,584	$(3,205)

Interest income from sales-type leases increased to $140.3 million for the six months ended June 30, 2025 from $128.5 million for the same period in 2024. The increase was due primarily to originations of Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income increased to $38.1 million for the six months ended June 30, 2025 from $37.7 million for the same period in 2024. Operating lease income consists of rent from our operating leases and percentage rent from certain properties, including our Park Hotels Portfolio. The increase was primarily the result of a $0.3 million increase in percentage rent at our Park Hotels Portfolio.

Interest income relates to the Star Holdings Term Loan Facility (refer to Note 7 to the consolidated financial statements) and three leasehold loans we originated during the six months ended June 30, 2025 in connection with Ground Leases. The increase in 2025 was due primarily to the origination of leasehold loans.

Other income for the six months ended June 30, 2025 and 2024 includes $6.3 million and $9.9 million, respectively, of management fees from Star Holdings. Other income for both the six months ended June 30, 2025 and 2024 also includes $0.3 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the six months ended June 30, 2025 and 2024 also includes $1.5 million and 2.0 million, respectively, of other ancillary income from our investments. Other ancillary income primarily includes sublease income, recoverable expenses and interest income earned on our cash balances.

During the six months ended June 30, 2025 and 2024, we incurred interest expense from our debt obligations of $101.7 million and $97.7 million, respectively. The increase in 2025 was primarily the result of increased indebtedness to fund acquisition activity.

During the six months ended June 30, 2025 and 2024, we incurred real estate expense of $2.0 million and $2.1 million, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the six months ended June 30, 2025 and 2024, we also recorded $0.3 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization during the six months ended June 30, 2025 and 2024 was $4.3 million and $5.0 million, respectively. Depreciation and amortization primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets and depreciation of corporate fixed assets. The decrease in 2025 was primarily the result of the tenant under our Park Hotels Portfolio electing to extend the leases underlying three of the five hotels under the lease past the initial lease maturity of December 2025.

General and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. The following table presents our general and administrative expenses for the six months ended June 30, 2025 and 2024 ($ in thousands):

	For the Six Months Ended
	June 30,
	2025	2024
Public company and other costs(1)	$20,518	$21,246
Stock-based compensation	6,568	6,658
Total general and administrative expenses(2)	$27,086	$27,904
(1)	For the six months ended June 30, 2025 and 2024, public company and other costs primarily includes compensation, legal, insurance and occupancy costs.
(2)	For the six months ended June 30, 2025 and 2024, general and administrative expenses were partially offset by $6.3 million and $9.9 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the six months ended June 30, 2025, we recorded a provision for credit losses of $4.6 million. The provision for credit losses was due primarily to the origination of three leasehold loans (refer to Note 6 to the consolidated financial statements) during the six months ended June 30, 2025 and current market conditions, including an increase in our Ground Lease cost to value ratios on certain of our assets, and growth in the carrying value of the Ground Lease portfolio during the period. During the six months ended June 30, 2024, we recorded a provision for credit losses of $1.3 million. The provision in 2024 was primarily the result of current market conditions, including an increase in our Ground Lease to cost value ratios on our Ground Lease portfolio.

During the six months ended June 30, 2025, other expense consists primarily of a full write-off of a $1.9 million preferred equity investment in an entity that owned the leasehold interest under one of our Ground Leases (refer to Note 15 to the consolidated financial statements). During the six months ended June 30, 2024, other expense consists primarily of costs related to our debt obligations.

During the six months ended June 30, 2025, earnings from equity method investments (refer to Note 8 to the consolidated financial statements) decreased to $9.9 million from $13.4 million for the same period in 2024. The decrease in 2025 was due primarily to loan repayments at the Leasehold Loan Fund and us buying one asset from the Ground Lease Plus Fund in January 2024.

During the six months ended June 30, 2025, we recorded consolidated income tax expense of $1.7 million, which was primarily attributable to a deferred tax expense at our TRS and relates to equity-based compensation expense and utilization of net operating loss carryovers to which our TRS is a successor. Included in our consolidated income tax expense for the six months ended June 30, 2025, our TRS recorded current and deferred tax expense in the amounts of $0.2 million and $1.5 million, respectively. During the six months ended June 30, 2024, we recorded consolidated income tax expense of $1.4 million, of which $1.3 million was attributable to our TRS. Included in our consolidated income tax expense for the six months ended June 30, 2024, our TRS recorded a deferred tax expense in the amount of $1.0 million. The net deferred tax expense relates primarily to equity-based compensation expense and utilization of net operating loss carryovers to which our TRS is a successor.

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

In June 2024, we entered into a U.S. commercial paper program (the “Commercial Paper Program”) on a private placement basis, pursuant to which we may issue up to $750.0 million of short-term, unsecured commercial paper notes outstanding at any time, which are guaranteed by us. Under the Commercial Paper Program, we may issue the commercial paper notes from time to time and intend to use the proceeds for general corporate purposes. The Commercial Paper Program is backed by our 2024 Unsecured Revolver (see below). As of June 30, 2025, we had no outstanding balance under the Commercial Paper Program. Borrowings under the Commercial Paper Program reduce amounts otherwise available under the 2024 Unsecured Revolver.

In April 2024, we closed on a new $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaced our 2021 Unsecured Revolver and 2023 Unsecured Revolver (refer to Note 10 to the consolidated financial statements), each of which were terminated. At the time of termination, $916 million was drawn on the 2021 Unsecured Revolver, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has a borrowing rate of Adjusted SOFR, as defined in the applicable agreement, plus 0.85%, subject to our credit ratings, with an extended maturity date of May 1, 2029, which includes two six-month extension options. The 2024 Unsecured Revolver replaced our nearest term maturities, reduces the overall facility cost and increased our liquidity by $150 million. Additionally, we gained greater financial flexibility through changes to certain financial covenants. As of June 30, 2025, there was $1.2 billion of undrawn capacity on the 2024 Unsecured Revolver.

In April 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $300.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs, and our determinations of the appropriate sources of funding. As of June 30, 2025, we had not sold any shares under the ATM.

As of June 30, 2025, we had $13.9 million of unrestricted cash. We also have an aggregate $1.2 billion of undrawn capacity on our 2024 Unsecured Revolver (refer to Note 10 to the consolidated financial statements). We refer to this unrestricted cash and additional borrowing capacity on our 2024 Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes, Commercial Paper Program and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

We expect our short-term liquidity requirements to include debt service on our debt obligations (refer to Note 10 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease and leasehold loan investments and additional fundings on existing Ground Leases and leasehold loan investments. We expect our long-term liquidity requirements to include debt service on our debt obligations (refer to Note 10 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease and leasehold loan investments (including in respect of unfunded commitments – refer to Note 11 to the consolidated financial statements) and debt maturities. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, funds from our joint venture partners, unused borrowing capacity under our 2024 Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and Commercial Paper Program, and common and/or preferred equity issuances. We expect that we will be able to meet our liquidity requirements over the next 12 months and beyond.

The following table outlines our cash flows provided by (used in) operating activities, cash flows used in investing activities and cash flows provided by financing activities for the six months ended June 30, 2025 and 2024 ($ in thousands):

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows provided by (used in) operating activities	$36,902	$21,695
Cash flows provided by (used in) investing activities	(123,961)	(136,823)
Cash flows provided by (used in) financing activities	92,878	90,410

The increase in cash flows provided by operating activities during 2025 was due primarily to proceeds received from the settlement of derivatives and from an increase in accrued expenses, primarily interest expense, that were not yet paid as of June 30, 2025. The decrease in cash flows used in investing activities during 2025 was due primarily to a decrease in the origination of Ground Leases in 2025 and the payment of temporary cash collateral for debt obligations in 2024, which was partially offset by the origination of leasehold loans in 2025 and a decrease in distributions from equity method investments in 2025. The increase in cash flows provided by financing activities during 2025 was due primarily to activity in 2024, including the redemption of noncontrolling interests and the payment of finance costs, which was partially offset by a decrease in contributions from noncontrolling interests.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. In April 2023, we and Portfolio Holdings filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of Portfolio Holdings, which will be fully and unconditionally guaranteed by us. As of June 30, 2025, Portfolio Holdings had issued and outstanding four tranches of unsecured senior notes with varying fixed-rates and maturities ranging from June 2031 to January 2035, which were registered on the Form S-3 filed in April 2023 or on a Form S-3 filed by Safehold Inc. and Portfolio Holdings (then known as Safehold Operating Partnership LP) prior to its merger with the Company (then known as iStar Inc.). The obligations of Portfolio Holdings to pay principal, premiums, if any, and interest on these unsecured senior notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and Portfolio Holdings is a consolidated subsidiary of ours.

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

Loans receivable, net—Loans receivable, net includes senior mortgages that we originated to certain of our Ground Lease tenants in connection with Ground Leases (refer to Note 6 to the consolidated financial statements). Our loans receivable are classified as held-for-investment and are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts, unamortized deferred loan costs or fees and credit loss allowances.

We perform a quarterly analysis of our loans receivable that incorporates management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and other economic factors. We estimate the expected loss on our loans receivable (including unfunded commitments) based on relevant information including current market conditions and reasonable and supportable forecasts that affect the collectability of our investments. The estimate of our expected loss requires significant judgment. We calculate our expected loss through the use of third-party historical market data for loans with similar characteristics to our loan portfolio. We also utilize a third-party to provide forecasts to incorporate current and future economic conditions that may impact the performance of the commercial real estate assets securing our investments.

For a discussion of our remaining critical accounting policies, refer to Note 3 to the consolidated financial statements of our 2024 Annual Report.

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

As of June 30, 2025, we had $3.6 billion principal amount of fixed-rate debt outstanding and $0.9 billion principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)(1)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$3,478
-50 Basis Points	1,700
-10 Basis Points	339
Base Interest Rate	—
+10 Basis Points	(338)
+ 50 Basis Points	(1,689)
+100 Basis Points	(3,378)
(1)	The table above includes the effect of our floating-rate debt obligations, interest rate swaps, floating-rate loans and our share of the impact of floating-rate loans in our Leasehold Loan Fund.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not have any sales of unregistered shares of our common stock during the three months ended June 30, 2025.

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

3.1	Amended and Restated Charter of Safehold Inc. (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed April 4, 2023).
3.2	Amended and Restated Bylaws of Safehold Inc. (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K, filed April 4, 2023).
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0**	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Safehold Inc.
Registrant

Date:	August 6, 2025	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	August 6, 2025	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)