Form 10-K
period 2025-12-31
Safehold Inc.
filed 2026-02-12
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2025
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

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2025, the aggregate market value of Safehold Inc. common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $0.8 billion, based upon the closing price of $15.19 on the New York Stock Exchange composite tape on such date.

As of February 10, 2026, there were 71,756,731 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2026 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We have a portfolio of properties diversified by property type and region. As of December 31, 2025, our portfolio is comprised of Ground Leases that provide for contractual periodic rent escalations and in some cases percentage rent participations in gross revenues generated at the relevant properties.

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

The table below shows the current estimated UCA in our owned residual portfolio as of December 31, 2025 and 2024 ($ in millions):(1)

	December 31, 2025	December 31, 2024
Combined Property Value(2)	$15,947	$15,523
Ground Lease Cost(2)	6,675	6,395
Unrealized Capital Appreciation in Our Owned Residual Portfolio	9,272	9,128
(1)	Please review our Current Report on Form 8-K filed on February 11, 2026 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See "Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events" for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value as of December 31, 2025 and 2024 includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $616.2 million and $319.8 million related to transactions with remaining unfunded commitments as of December 31, 2025 and 2024, respectively. Combined Property Value excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund (refer to Note 8 to the consolidated financial statements), the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. Ground Lease Cost as of December 31, 2025 and 2024 includes our applicable percentage interests in our unconsolidated Ground Lease ventures and $142.3 million and $46.2 million of unfunded commitments as of December 31, 2025 and 2024, respectively. Ground Lease Cost excludes the term loan to Star Holdings, our leasehold loans, the assets in the Leasehold Loan Fund, the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. As of December 31, 2025, our gross book value as a percentage of combined property value was 52%.

In 2018, Old SAFE (refer to Merger Transaction below) established the Caret program (as defined below). The Caret program is designed to recognize the two distinct components of value in our Ground Lease portfolio by separating them into:

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

We conduct all of our business and own all of our properties through Safehold GL Holdings LLC (“Portfolio Holdings”) and are its managing member. Portfolio Holdings’ two classes of limited liability company interests are designed to track these two components: “GL units” are intended to track the bond component and “Caret units” are designed to track the Caret component (the “Caret program”). We currently hold all of the issued and outstanding GL units of Portfolio Holdings, and the issued and outstanding Caret units are held by us, our management, our employees and former employees, affiliates of MSD Partners, L.P. (“MSD Partners”) and other outside investors.

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

During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret

Performance Incentive Plan participants, including certain executives of the Company, or its affiliates, directors of Old SAFE and service providers of Old SAFE. Initial grants under the Original Caret Performance Incentive Plan were subject to graduated vesting based on time-based service conditions and hurdles of our common stock price, all of which have been satisfied. In connection with the Merger (refer to Merger Transaction below), each Award Agreement (as defined in the Original Caret Performance Incentive Plan) related to outstanding Caret unit awards was assigned to Portfolio Holdings, and Old SAFE amended and restated the Original Caret Performance Incentive Plan (the “Caret Performance Incentive Plan”). Following the Merger, 76,801 Caret units were awarded to executive officers and other employees under such plan that are subject to cliff vesting on March 31, 2027 if our common stock has traded at an average price of $60.00 or more for at least 30 consecutive trading days during that four-year period. In December 2025, we granted 50,000 Caret units to an employee that will vest pro rata annually over a five-year period, subject to continued employment and service conditions. As a result, as of December 31, 2025, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 14.9% of the outstanding Caret units and 11.9% of the authorized Caret units, including 6.1% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer.

In addition to the Caret units awarded or reserved for issuance under our Caret Performance Incentive Plan, we have sold 122,500 Caret units to third-party investors, including affiliates of MSD Partners that remain outstanding as of December 31, 2025. As of December 31, 2025, the Company owned 83.8% of the outstanding Caret units. In connection with the sale of 137,142 Caret units in February 2022 (28,571 of which were committed to be purchased at the time, but did not close), Old SAFE agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction had the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at such purchase price less the amount of distributions previously made on such units. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed at the original purchase price less the amount of distributions previously made on such units.

On March 31, 2023, Old SAFE sold 100,000 Caret units to affiliates of MSD Partners for an aggregate purchase price of $20.0 million pursuant to a subscription agreement entered into on August 10, 2022 and sold an aggregate of 22,500 Caret units to third-party investors for an aggregate $4.5 million pursuant to a subscription agreement entered into in November 2022.

Market Opportunity: We believe that there is a significant market opportunity for a dedicated provider of Ground Lease capital like us. We believe that the market for existing Ground Leases is fragmented with ownership comprised primarily of high-net-worth individuals, pension funds, life insurance companies, estates and endowments. However, while we intend to pursue acquisitions of existing Ground Leases, our investment thesis is predicated, in part, on what we believe is an untapped market opportunity to expand the use of Ground Leases to a broader component of the approximately $7.0 trillion institutional commercial property market in the U.S. We intend to capture this market opportunity by utilizing multiple sourcing and origination channels, including manufacturing new Ground Leases with third-party owners and developers of commercial real estate and originating Ground Leases to provide capital for development and redevelopment. We further believe that Ground Leases generally represent an attractive source of capital for our tenants and may allow them to generate superior returns on their invested equity as compared to utilizing alternative sources of capital.

Additionally, we have created additional channels and products that allow us to build a larger, captive pipeline. We have interests in two Ground Lease ecosystem funds, the Ground Lease Plus Fund and the Leasehold Loan Fund (refer to Note 8 to the consolidated financial statements), and in 2025, we also began originating leasehold loans individually. The Ground Lease Plus Fund includes two assets and targets high quality projects in pre-construction development phase with institutional developers. The Leasehold Loan Fund currently includes three assets and allows customers to receive their full capital structure needs in one place. Customers are able to receive a mortgage leasehold loan as well as a Ground Lease through us. We also created “SAFExSWAP,” which is a program that allows real estate investors with existing ground leases to swap into one of our Ground Leases. Additionally, our product “SAFExSELL” provides clients with an opportunity to enter into a Ground Lease at the time of the sale of a real estate asset, generating greater proceeds than would normally be expected in connection with a fee simple sale.

Merger Transaction: On August 10, 2022, Safehold Inc. (“Old SAFE”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iStar Inc. (“iStar”), and on March 31, 2023, in accordance with the terms of the Merger Agreement, Old SAFE merged with and into iStar, at which time Old SAFE ceased to exist, and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” (the “Merger”). Immediately before the closing of the Merger, iStar separated its remaining legacy non-ground lease assets and businesses, approximately $50.0 million of cash, exclusive of working capital reserves and restricted cash, and approximately 13.5 million shares of Old SAFE common stock into Star Holdings, a Maryland statutory trust (“Star Holdings”), by distributing to iStar’s stockholders, on a pro rata basis, the issued and outstanding equity interests of Star Holdings (the “Spin-Off”). Following the Merger, the Company, through its subsidiary, Safehold Management Services Inc. (“SpinCo Manager”), a Delaware corporation, serves as external manager to Star Holdings. SpinCo Manager is party to a management agreement with Star Holdings pursuant to which SpinCo Manager operates and pursues the orderly monetization of Star Holding’s assets. Star Holdings was capitalized in part with an 8.0% term loan from the Company having an initial principal amount of $115.0 million (refer to Note 7 to the consolidated financial statements). The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws.

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

Investment Strategy

Our primary investment objective is to construct a diversified portfolio of Ground Leases that will generate attractive high-quality risk-adjusted returns and support stable and growing distributions to our shareholders. We have identified several channels for pursuing Ground Lease investment opportunities which include:

●	Create a Ground Lease with a Third Party at Acquisition or Recapitalization. We seek to pursue opportunities where a third party acquiror or existing owner of a commercial property may be interested in utilizing a Ground Lease structure to facilitate its options with respect to its interests in the property. We will create the Ground Lease by splitting ownership of the property into an ownership interest and Ground Lease on the land, and a separate leasehold interest of the building and improvements thereon. We will acquire the ownership interest and Ground Lease on the land from the third party.
●	Originate Ground Leases to Provide Capital for Development or Value-Add Redevelopment or Repositioning. We seek opportunities where we can purchase land and simultaneously lease it pursuant to a new Ground Lease to a tenant who plans to develop a new, or significantly improve an existing, commercial property on the land.
●	Acquire Existing Ground Leases. We seek to acquire existing Ground Leases or options to acquire existing Ground Leases that are marketed for sale and actively solicit potential sellers and related property brokers of existing Ground Leases to engage in off-market transactions. Our structure as a holding company gives us the ability to acquire Ground Leases from owners, particularly estates and high net worth individuals, using GL units or Caret units that may provide the seller with tax advantages, as well as liquidity, portfolio diversification and professional management.

We generally intend to target Ground Leases that meet some or all of the following investment criteria:

●	Properties of any type that are located in the top 30 metropolitan areas;
●	Properties that we believe are well located in markets with high barriers to entry and that have durable cash flow;
●	Transaction sizes between $10 million and $500 million or more;
●	Average remaining initial lease terms that are typically 30 to 99 years;
●	Periodic contractual rent escalators or percentage rent participations;

●	Ground Rent Coverage, defined as the ratio of the Property’s NOI to the annualized rental payment due us, of approximately 2.0x to 4.5x. Property NOI is defined as the trailing twelve month net operating income of the building and improvements being operated at the property without giving effect to any rent paid or payable under our Ground Lease, and for this purpose we use estimates of the stabilized Property NOI if we don’t receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market;
●	Value of approximately 30% to 45% of the Combined Property Value at the commencement of the lease or the acquisition date; and
●	First year cash return on assets of between 2.5% and 5.5% and effective yields between 4.5% and 7.5%.

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

Human Capital Resources

Central to our business strategy is attracting, developing and retaining a talented, diverse and engaged workforce to drive our success. As of December 31, 2025, the Company had 72 employees. The Company believes it has good relationships with its employees. Substantially all of our employees are full-time employees and they are not represented by any collective bargaining agreements.

As we focus on our business of growing our Ground Lease platform, we seek to recruit new talent and provide training to existing employees to support our business strategy. In our recruiting efforts, we generally strive to draw from the largest feasible pool of candidates to consider for roles. We have designed a compensation structure, including an array of benefits, that we believe is attractive to current and prospective personnel. We also offer our professionals the opportunity to participate in a variety of development programs, including discussions led by outside speakers on topics of interest and a learning management tool that enables employees and their managers to select courses that enhance professional development.

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

Summary Risk Factors –

●	The market for Ground Lease transactions and the availability of investment opportunities may not meet our growth objectives.
●	Our operating performance and the market value of our properties are subject to risks associated with real estate assets.
●	The rental payments under our leases may not keep up with changes in market value and inflation.
●	We may be unable to renew expiring Ground Leases, re-lease the land or sell the properties on favorable terms or at all.
●	Counterparty, geographic and industry concentrations may expose us to financial credit risk.
●	A lack of recourse to creditworthy counterparties may adversely affect us and our tenants.
●	Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis.
●	Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events.
●	We rely on Property NOI as reported to us by our tenants.
●	Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect.
●	Our estimates of Combined Property Value are based on various assumptions and information supplied to us by our tenants and accordingly may not be indicative of actual values.
●	There can be no assurance that we will realize any incremental value from the UCA in our owned residual portfolio or that the market price of our common stock will reflect any value attributable thereto.
●	Ground Leases with developers expose us to risks associated with property development and redevelopment that could materially and adversely affect us.
●	We may be materially and adversely affected by the exercise of leasehold mortgagee protections.
●	We are subject to the risk of bankruptcy of our tenants.
●	We may directly own one or more commercial properties, which will expose us to the risks of ownership of operating properties.
●	Competition may adversely affect our ability to acquire and originate investments.
●	Cybersecurity risk and cyber incidents may adversely affect our business.
●	Our business and growth prospects could be adversely affected by future epidemics, pandemics or other health crises.
●	Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect current market values, including the decline in office values, and may decline materially in future periods.
●	Our success depends in part on our ability to attract, retain and develop talented employees, and our failure to do so, including the loss of any of our key employees, could adversely impact our business.
●	We may decide to further expand our operations through acquisitions, development opportunities and other strategic transactions.
●	We are party to several agreements with Star Holdings and may be unable to collect amounts to which we are contractually entitled, which could negatively affect our performance, financial condition, results of operations and cash flow.

●	Star Holdings owns a significant amount of our common stock, all of which serves as collateral for a margin loan.
●	The concentration of our voting power may adversely affect the ability of investors to influence our policies.
●	There are various potential conflicts of interest in our relationship with Star Holdings, which could result in decisions that are not in the best interest of our shareholders.
●	Our debt obligations will reduce cash available for distribution and expose us to the risk of default.
●	Our failure to hedge interest rates effectively could materially and adversely affect us.
●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ or co-venturers’ financial position and liquidity and disputes between us and our co-venturers.
●	Our depreciation expenses are expected to be limited for financial and tax reporting purposes, with the result that we will be highly dependent on external capital sources to fund our growth.
●	Our credit ratings will impact our borrowing costs and our access to debt capital markets.
●	We are a holding company and will rely on funds from Portfolio Holdings to pay our obligations and distributions to our shareholders.
●	Certain provisions of Maryland law and our organizational documents could inhibit changes in control of our company.
●	Certain provisions of our organizational documents limit shareholder recourse and access to judicial fora.
●	Cash available for distribution may not be sufficient to make distributions to our shareholders at expected levels, or at all.
●	The availability of shares for future sale could adversely affect the market price of our common stock.
●	Distributions to holders of Caret units will reduce distributions to us upon certain transactions, and sales of additional Caret units may dilute the economic interests of our common stockholders.
●	The design of the Caret program may not result in the recognition of SAFE’s two distinct components of value by market participants.
●	The terms of Caret units could result in conflicts of interest between holders of our common stock and holders of Caret units. Our management’s ownership of Caret units creates potential conflicts of interest.
●	The Portfolio Holdings LLCA sets forth certain limitations on our ability to make changes to such agreement that could be beneficial to us and our stockholders without the consent of certain of the Caret unitholders.
●	The Portfolio Holdings LLCA contains provisions that may delay, defer or prevent a change in control.
●	Future issuances of debt or preferred equity securities could adversely affect our common shareholders and result in conflicts of interest.
●	Our failure to remain qualified as a REIT would subject us to taxes, which would reduce the amount of cash available for distribution to our shareholders.
●	The REIT distribution requirements could require us to borrow funds or take other actions that may be disadvantageous to our shareholders.
●	Even if we qualify as a REIT, we may incur tax liabilities that reduce our cash flow.

Risks Related to Our Portfolio and Our Business

The market for Ground Lease transactions and the availability of investment opportunities may not meet our growth objectives.

The achievement of our investment objectives depends, in part, on our ability to continue to grow our portfolio. We cannot assure you that the market for Ground Leases will enable us to meet our growth objectives. Potential tenants may prefer to own the land underlying the improvements they intend to develop, rehabilitate or own. Negative publicity about the experience of tenants with non-Safehold Ground Leases may also discourage potential tenants. In addition, elevated or increasing interest rates have and may continue to result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market. These and other factors outside our control may materially adversely affect the market for our leases and our ability to grow and meet our investment objectives.

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

In addition, periods of economic slowdown or recession, elevated interest rates or declining demand for real estate, or the public perception that such events may occur or have occurred, could result in a general decline in attractive investment opportunities, the availability of financing for buyers and lessees of our properties or an increased incidence of defaults under our existing leases. As a result of the foregoing, there can be no assurance that we can achieve our investment objectives.

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

Above-market lease rates at some of the properties in our portfolio at the time of any Ground Lease renewal or re-lease may force us to renew some expiring leases or re-lease properties at lower rates. We cannot assure you existing tenants will exercise any extension options or that our expiring leases will be renewed or that our properties will be re-leased at lease rates equal to or above their then weighted average lease rates. For example, the tenant under our Park Hotels Portfolio master lease elected to not extend the leases underlying two of the five hotels past December 2025. In addition, tenants may fail to properly maintain their improvements, and certain improvements may become obsolete over the long terms of our Ground Leases, which may impair the value and the UCA that we are able to realize upon a sale or re-leasing, or require us to make significant investments in order to restore the property to a suitable condition.

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

For the year ended December 31, 2025, our two largest tenants by revenues each accounted for approximately 4.3% of our total revenues. For the year ended December 31, 2025, 41% of our total revenues came from multifamily properties, 35% came from office properties and 10% came from hotel properties. We could be materially and adversely affected by negative factors affecting such concentration. For example, our office assets and business growth prospects may be adversely affected, including adverse impacts on our rents collected, Ground Rent Coverage and UCA as a result of reduced demand for office space and/or reduction in rents at our office properties as a result of an economic downturn or permanent shift in office space demand following the COVID-19 pandemic or other health crises. We have entered into a forbearance agreement with a tenant under a significant New York office asset. If the tenant defaults on such agreement, we may experience delays in enforcing our rights as a landlord, may suffer losses and may incur substantial costs in protecting our investment. Moreover, certain office assets currently have material vacancies. If our Ground Lease tenants at such assets fail to re-tenant the building such Ground Leases may default and we may suffer losses.

In addition, as of December 31, 2025, our portfolio had regional geographic concentrations based on gross book value (refer to “Our Portfolio” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis.

The tenant under our Park Hotels Portfolio master lease pays us percentage rent equal to 7.5% of the positive difference between the aggregate annual operating revenues of the five hotels in the portfolio for any year and a threshold amount of approximately $81.4 million. We received $3.9 million of percentage rent payments from our Park Hotels Portfolio in 2025 (which reflect 2024 operations), $3.5 million of percentage rent payments from our Park Hotels Portfolio in 2024 (which reflect 2023 operations) and $2.8 million of percentage rent payments from our Park Hotels Portfolio in 2023 (which reflect 2022 operations). Our tenant elected to not extend the master lease in connection with two of the five hotels past December 2025. The two hotels not extended were responsible for $1.2 million of the $3.9 million percentage rent received in 2025. On October 22, 2025, we sent the tenant under the Park Hotels master lease (“Park Tenant”) a termination notice for all five hotels and commenced litigation against the Park Tenant and Park Intermediate Holdings LLC, guarantor under the master lease, for certain breaches, among other things, related to the maintenance and operations of the hotels. The litigation is captioned In re Park Hotels Litigation, C.A. No. 2025-1210-LWW, pending in the Delaware Court of Chancery. The Park Tenant has disputed our right to terminate the lease, and that issue, among others, is subject to the litigation, which includes counterclaims filed by the Park Tenant. Although we believe our claims are meritorious, there are no assurances that we will prevail in our litigation. Any deterioration in the operating performance at any of the remaining hotels in the Park Hotels Portfolio for so long as they remain under the master lease would adversely affect our ability to earn percentage rent under such hotels, and it is possible that poor operating performance at one or more such hotels could reduce or eliminate percentage rent for any annual period notwithstanding stable or improving operating performance at other hotels included in the Park Hotels Portfolio.

We are subject to various risks common to the hotel industry with respect to any hotels that we are responsible for operating.

We recently became responsible for operating two hotel properties that reverted to us on January 1, 2026. The hotel properties we are responsible for operating are subject to various risks common to the hotel industry, many of which are beyond our control, including the following:

●	competition from other hotel properties in our markets;
●	adverse effects of international, national, regional and local economic and market conditions;
●	unforeseen events beyond our control, such as terrorist attacks, travel related health or safety concerns (including pandemics and epidemics), political instability, governmental restrictions on travel, regional hostilities, imposition of taxes or surcharges by regulatory authorities, climate change and unusual weather patterns (including natural disasters such as hurricanes, wildfires, tsunamis or earthquakes);
●	adverse effects of a downturn in global or local hotel industries; and
●	risks generally associated with the ownership of hotel properties and real estate, as discussed elsewhere in this Risk Factors section.

These risks could reduce our net operating profits and the value of any assets classified as held for sale, which in turn could adversely affect our ability to meet our obligations and make distributions to our shareholders.

We depend on the ability of independent hotel operators to operate and manage the hotels that we are responsible for operating.

We contract with independent hotel operators that manage the day-to-day operations of the hotel properties that we are responsible for operating. We may be limited in our ability to direct the actions of the independent hotel operators, particularly with respect to daily operations. Thus, even if we believe that our hotel properties are being operated in an unsatisfactory manner, we may not have sufficient rights under a particular property operating agreement to force the property operator to change its method of operation. Replacing a property operator may also result in significant disruptions at the affected hotels.

We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property.

A majority of the land underlying our Doubletree Seattle Airport property, which is one of the hotels we recently became responsible for operating, is owned by a third party and is ground leased to us. We are obligated to pay the third-party owner of the Ground Lease $0.5 million, subject to adjustment for changes in the CPI, per year through 2044. If the underlying Ground Lease is not renewed by the landlord on or before its expiration in 2044, we would lose the income from this hotel as well as any UCA that had not been realized by that time.

Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events.

Certain tenant rights under our Ground Leases may limit the value we are able to realize upon lease expiration, sale of our land or other events, including, among others: (i) our Park Hotels Portfolio master lease gives the tenant the right to purchase one or more of the hotels at fair market value if the hotel suffers a major casualty or condemnation event, as defined under the master lease; (ii) prior to the expiration of the Ground Lease relating to an office property that represents 1.0% of the gross book value of our portfolio as of December 31, 2025, the tenant has the right to demolish the building and improvements on the property, although it cannot do so during the last five years of the lease without our prior consent and rent under our Ground Lease must continue to be paid through the end of the lease, even if the tenant demolishes the building and any improvements on the property; (iii) the tenant under one of our Ground Leases has a buy-out option in year 49 of the lease; (iv) the Lock Up Self Storage Facility lease gives the tenant the right to purchase our interest in the underlying land at fair market value as of the expiration of the lease in 2037; (v) the tenants under certain of our Ground Leases have a right of first offer or a right of first refusal to purchase the land underlying the Ground Lease should we decide to sell the land together with the Ground Lease to a third party; and (vi) the third party ownership of a majority of the land underlying our Doubletree Seattle Airport property, as described above. The existence of these rights in existing and future leases may adversely affect the value and the UCA we are able to realize upon a sale of our Ground Leases and/or make it more difficult to re-let a property after the expiration of a lease.

We rely on Property NOI as reported to us by our tenants.

In evaluating Ground Rent Coverages and estimating Combined Property Values as indicators of the security of the rent owed to us pursuant to, and the safety of our investment in, a Ground Lease, we rely, to a significant degree, on Property NOI as reported to us by our tenants, or as otherwise publicly available, without independent investigation or verification on our part. Our tenants do not, nor do we expect that future tenants will, provide us with full financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) or audited or reviewed by an independent registered public accounting firm. Our leases generally do not specify the detail upon which such financial information must be prepared or require notice to us or our approval for rent concessions or abatements given by our tenants to their subtenants. We assume the accuracy and completeness of information provided to us by our tenants or that is publicly available and the appropriateness of the accounting methodology or principles, assumptions, estimates and judgments used in its preparation. Accordingly, no assurance can be given that the information provided to us by our tenants, or that is otherwise publicly available, is accurate or complete, which could materially and adversely affect our underwriting decisions. Tenants may also restrict our ability to disclose publicly their Property NOI. In addition, with respect to properties under development or renovation, Ground Rent Coverage reflects our estimated annual rent coverage at the expected stabilization or completion of renovation at the applicable property. There can be no assurance our estimates will prove to be correct.

Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect.

Certain Ground Leases in our portfolio relate to properties that are under development or in transition. In such cases, our underwriting and monitoring of the property during development or transition is based on our estimate of the initial net operating income of the building at an assumed stabilization date. Similarly, we use estimates of Property NOI in cases where our tenant is not required to report the actual amount to us on a current basis. Our estimates are based on leasing activity at the building and available market information, including leasing activity at comparable properties in the market. Estimates are inherently uncertain. While we intend to use assumptions that we believe are reasonable when making estimates, our assumptions may prove to be incorrect. No assurance can be given regarding the accuracy of our estimates and assumptions and it is possible that the actual Ground Rent Coverage of these assets may be materially lower than our estimates.

Our estimates of Combined Property Value are based on various assumptions and information supplied to us by our tenants and accordingly may not be indicative of actual values.

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

Pursuant to the typical terms of a Ground Lease, we regain possession of the land and generally take title to the building and any improvements thereon, without the payment of any additional consideration by us. We regard the difference between the initial Ground Lease value and the Combined Property Value as UCA in our owned residual portfolio that we may realize at the end of the lease through a releasing or sale transaction, or by operating the property directly. To the extent we choose to operate a property directly, we will be subject to additional risks associated with leasing commercial real estate, including responsibility for property operating costs, such as taxes, insurance and maintenance, that previously were paid for by our tenant pursuant the Ground Lease. Though we estimate Combined Property Value using one or more valuation methodologies that we consider appropriate, there can be no assurance that this estimate or the amount of any UCA in our owned residual portfolio is accurate at the time we invest in a Ground

Lease. Even if we estimate that a UCA exists initially, we will generally not be able to realize that appreciation through a near term transaction, as the property is leased to a tenant pursuant to a long-term lease. While the value of commercial real estate as a broad class has generally increased over extended periods of time and is believed by some to exhibit a positive correlation with rates of inflation, the value of a particular commercial real estate asset is primarily a function of its location, overall quality and the terms of relevant leases. Since our leases are typically long-term (base terms ranging from 30 to 99 years), it is possible that the UCA in our owned residual portfolio will increase in value, but over long periods of time. However, the Combined Property Value of a particular property at the end of a Ground Lease will be highly dependent on its unique attributes and there can be no assurance that it will exceed the amount of our initial investment in the Ground Lease. There can also be no assurance that estimated UCA for properties we acquire in the future will be proportionate with estimated UCA for our current portfolio. Moreover, no assurance can be given that the market price of our common stock will include any value attributable to the UCA in our owned residual portfolio. There is no active market for our Caret units, and our last third-party sale was several years ago. There can be no assurances as to the value that may be attributed to Caret units in the future. In addition, our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases. See "—Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events." Moreover, the market price of our common stock may not reflect any value ascribed to the UCA in our owned residual portfolio, as it is difficult and highly speculative to estimate the value of a commercial real estate portfolio that may be realized at a distant point in time.

Ground Leases with developers expose us to risks associated with property development and redevelopment that could materially and adversely affect us.

In Ground Lease transactions with developers, rent may not commence until construction is completed, which would subject us to risks that the developer will be unable to complete the project and have it begin paying rent to us. Risks associated with development transactions include, without limitation: (i) the availability and pricing of financing for the developer on favorable terms or at all, due to elevated or rising interest rates or otherwise; (ii) counterparty risk with leasehold lenders that have future funding obligations; (iii) the availability and timely receipt by the developer of zoning and other regulatory approvals; (iv) the potential for the fluctuation of occupancy rates and rents, which could affect any percentage rents that we may receive; (v) development, repositioning and redevelopment costs may be higher than anticipated by the developer, which may cause the developer to abandon the project; and (vi) cost overruns and untimely completion of construction (including due to risks beyond the developer’s control, such as weather or labor conditions, inflationary pressures, increases in the cost of imported goods and materials due to threatened or implemented tariffs and/or international trade disputes, supply chain disruptions or material shortages). In addition, if our tenant has obtained leasehold financing to complete construction, and the construction lender forecloses on the mortgage following a default, there is a risk that the mortgagee or a new tenant may not have necessary or sufficient development experience to complete the project or to do so to the same standards as the original developer. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of development, repositioning or redevelopment activities, any of which could materially and adversely affect us.

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

There may be instances where we take ownership of a commercial property for a period of time prior to separating it into fee and leasehold interests. In addition, we may own and operate commercial properties that revert to us upon the expiration or termination of a Ground Lease. For example, on January 1, 2026 we became responsible for operating two hotel properties. The ownership and operation of commercial properties will expose us to risks, including, without limitation, the risks described above under "—Our operating performance and the market value of our properties are subject to risks associated with real estate assets," “—We are subject to various risks common to the hotel industry with respect to any hotels that we are responsible for operating” and “—We depend on the ability of independent hotel operators to operate and manage the hotels that we are responsible for operating.” Additionally, we may be required to hold a commercial property in a taxable REIT subsidiary ("TRS"), and any gain from the subsequent sale of the property or a leasehold interest in it would be subject to corporate income tax.

Competition may adversely affect our ability to acquire and originate investments.

We compete with commercial developers, other REITs, real estate companies, financial institutions, such as banks and insurance companies, funds, and other investors, such as pension funds, private companies and individuals, for investment opportunities. Our competitors include both competitors seeking to originate or acquire Ground Lease transactions or acquire properties in their entirety and competitors offering debt financing as an alternative to a Ground Lease. Some of our competitors have greater financial and other resources and access to capital than we do. Due to our focus on Ground Leases throughout the U.S., and because most competitors are often locally and/or regionally focused, we do not always encounter the same competitors in each market. Additionally, elevated or rising interest rates and increased investment spreads to treasury bonds in the Ground Lease market may attract new competitors, which may result in higher costs for properties, lower returns and impact our ability to grow our business.

Cybersecurity risk and cyber incidents may adversely affect our business.

We rely on computer systems, hardware, software, technology infrastructure and online sites for the operation of our business and our ability to perform day-to-day operations. We own and manage some of these systems but also rely on third parties for a range of products and services. We also collect, maintain and process confidential, sensitive, and proprietary information about investors, tenants, employees, and others, including personally identifiable information, as well as confidential, sensitive, and proprietary information belonging to our business. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information. A cyber incident may be an intentional attack or unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our business relationships. As have many companies, we and our third-party vendors have been impacted by cyber incidents in the past and will likely continue to experience cyber incidents of varying degrees. While we do not believe these incidents have had a material impact to date, as reliance on technology and the number, intensity and sophistication of attempted attacks has increased, so have the risks posed to our information systems and those provided by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect current market values, including the decline in office values, and may decline materially in future periods.

Our reported estimated UCA and Combined Property Value are based, in part, on valuations associated with each Ground Lease that occur every 12 to 24 months. Certain metrics that we report and monitor may not reflect current market values, including the decline in office values. Lagging valuations may not accurately capture declines in our UCA and ratio of gross book value to Combined Property Value and such decline could be reflected in future periods, and any such decline could be material. Our estimated Ground Rent Coverage represents the ratio of the property NOI of the commercial properties being operated on our land to the Ground Lease payment due to us, as of the date of determination. With respect to properties under development or in transition or for which financial statements are not available, we use our internal underwritten estimates of Ground Rent Coverage at stabilization and third-party valuations where available, none of which may take into account current demand shifts. With respect to other properties, the property NOI available to us as of December 31, 2025 may not be indicative of future periods, depending on the direction and magnitude of demand shifts for the entire period. Given the limitations of the information used in our estimates it is possible that the actual Ground Rent Coverage may be lower than our estimate, now or in the future.

We may explore investments other than our typical Ground Leases through joint ventures or otherwise, which could materially and adversely affect us.

Pre-development Ground Leases differ from our typical Ground Leases in that they may not have all governmental approvals to commence construction and often do not have full capitalizations to fund development; these factors may expose these projects to additional time delays and cost increases. Leasehold loans differ from our typical Ground Leases in that they are serviced by the post-ground rent cash flows of the asset and, in a default scenario, only have recourse to our tenants’ leasehold interests. We have invested in leasehold loans and may pursue other investments other than our typical Ground Lease. We also have interests in the Ground Lease Plus Fund (refer to Note 8 to the consolidated financial statements), which targets the origination and acquisition of pre-development phase Ground Leases, and the Leasehold Loan Fund (refer to Note 8 to the consolidated financial statements), which provides leasehold loans behind a Ground Lease (the “Ventures”). The Ventures are with an institutional third-party partner. The combined book value of the Ventures is less than 1% of our gross book value. The assets owned by these Ventures have the potential to create higher returns but also may involve additional risks than those faced with our typical Ground Leases. We have also originated leasehold loans without a third-party partner.

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

We may decide to further expand our operations through acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities and other strategic transactions, which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. We cannot assure you that any expansion or acquisition opportunities or other strategic transactions will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The use of artificial intelligence technologies presents certain risks that may adversely affect our business and operations.

We use artificial intelligence (“AI”), machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively, “AI Technologies”) throughout our business. For example, we use AI Technologies to extract key details from financial statements and legal agreements. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

Risks Related to Our Relationship with Star Holdings

We are party to several agreements with Star Holdings and may be unable to collect amounts to which we are contractually entitled, which could negatively affect our performance, financial condition, results of operations and cash flow.

Concurrently with the completion of our spin-off of Star Holdings, Star Holdings entered into a management agreement with one of our subsidiaries (the “Management Agreement”). Pursuant to the Management Agreement, we have agreed to provide Star Holdings with a management team and manage Star Holdings’ assets and its subsidiaries’ day-to-day operations, subject to the supervision of Star Holdings’ board of trustees. In consideration for our management services, Star Holdings paid us an annual management fee of $15.0 million for the one-year term ended March 31, 2025 and will pay us a management fee of $10.0 million and $7.5 million for the terms ending March 31, 2026 and 2027, respectively. The annual management fee adjusts to 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock held by Star Holdings, thereafter. The management fee is payable in cash quarterly, in arrears.

Additionally, on March 31, 2023, we, as a lender and an administrative agent, and Star Holdings, as a borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023 and March 28, 2025, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million (the “Incremental Term Loan Facility, and together with the Secured Term Loan Facility, as amended, the “Term Loan Facility”) at Star Holdings’ election. Borrowings under the Term Loan Facility bear interest at a fixed rate of 8.00% per annum, which may increase to 10.00% per annum if any loans remain outstanding under the Incremental Term Loan Facility. The Term Loan Facility has certain prepayment obligations, and a maturity of March 31, 2028. As of December 31, 2025, the Term Loan Facility had an outstanding principal balance of $115.0 million and no borrowing had been made under the Incremental Term Loan Facility.

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

As of December 31, 2025, Star Holdings owned approximately 18.8% of the outstanding shares of our common stock. Future sales in the public market by Star Holdings, or the perception in the market that Star Holdings intends to sell shares, could reduce the market price of our common stock.

Additionally, Star Holdings has entered into a margin loan facility in an aggregate principal amount of $140.0 million with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley & Co. LC, as sole custodian, calculation agent and collateral agent (the “Margin Loan Facility”). As of September 30, 2025, the outstanding principal balance was $89.3 million. As of December 31, 2025, the Margin Loan Facility is secured by the shares of our common stock held by Star Holdings. If the market value of our common stock held by Star Holdings drops below certain specified levels, Star Holdings will be required to post additional collateral or, at certain levels, repay the outstanding margin loan amount as well as all accrued and unpaid interest, and a make whole amount. If Star Holdings is unable to satisfy any collateral calls or does not have sufficient funds to repay amounts owed under the Margin Loan Facility, Star Holdings may be forced to sell shares of our common stock or the lender may foreclose on the shares of our common stock held as collateral, which could reduce the market price of our common stock. Moreover, a collateral call or mandatory repayment may occur at a time when Star Holdings is subject to contractual or statutory prohibitions from selling.

The concentration of our voting power may adversely affect the ability of investors to influence our policies.

As of December 31, 2025, Star Holdings owned approximately 18.8% of the outstanding shares of our common stock. Therefore, subject to the terms of our Governance Agreement with Star Holdings, Star Holdings has the ability to influence the outcome of matters presented to our shareholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. The concentration of voting power in Star Holdings might also have the effect of delaying, deferring or preventing a change of control that our other shareholders may view as beneficial.

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

Certain of our executive officers are also Star Holdings’ executive officers. Our executive officers have duties to our company under applicable Maryland law, and our executive officers who are also officers of Star Holdings have duties to Star Holdings under applicable Maryland law. Those duties may come into conflict from time to time. We also have duties as the manager of Star Holdings which may come into conflict with our duties to our shareholders from time to time.

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

As of December 31, 2025, we had approximately $4.6 billion principal amount of outstanding indebtedness (which includes $100 million of trust preferred securities of a consolidated subsidiary that bear interest at a per annum rate equal to three-month adjusted term SOFR plus 1.50%, but excludes $270 million of mortgage debt, representing our pro rata share of debt associated with our non-consolidated joint ventures (equity method investments)), and $1.2 billion of borrowing capacity available (subject to customary conditions) under our unsecured credit facility. Payments of principal and interest on borrowings may leave us with insufficient cash resources to fund investment activities or to make distributions currently contemplated or necessary for us to maintain our qualification as a REIT. If interest rates, and therefore, the costs of our debt rise faster and by greater amounts than any rent escalations and percentage rents under our leases, we may not generate sufficient cash to pay amounts due under our borrowings. Additionally, given the long term of our Ground Leases and the comparatively shorter term of our debt, there may be a misalignment between interest rates at the time of a refinancing and our expected revenue stream under a Ground Lease. Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Our level of debt, the costs of our debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including, without limitation, the following:

●	our cash flow may be insufficient to meet our required principal and interest payments;
●	we may be unable to borrow additional funds as needed on favorable terms, or at all;
●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
●	increases in interest rates could materially increase our interest expense and adversely affect our growth by significantly increasing the costs of future investments;
●	we may be forced to dispose of one or more of our assets, possibly on disadvantageous terms;
●	restricting us from making strategic acquisitions, developing properties, or exploiting business opportunities;
●	our credit agreements prohibit us from paying distributions if there is a default thereunder, subject to limited exceptions relating to the maintenance of our REIT qualification;
●	the actions or omissions of our tenants over which we have no direct control, such as a failure to pay required taxes, may trigger an event of default under certain of our mortgages (refer to Note 10 to the consolidated financial statements);
●	our default under debt agreements could trigger cross-default or cross acceleration of our other debt;
●	exposing us to potential credit rating downgrades;
●	increasing our vulnerability to a downturn in general economic conditions; and
●	limiting our ability to react to changing market conditions in our industry.

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

We hold certain of our Ground Leases through ventures owned by us and a third party, and we may co-invest in the future with third parties through partnerships, joint ventures or other entities. Under our stockholder’s agreement with an institutional investor, we have agreed that it will have the right to participate as a co-investor in real estate investments for which we are seeking joint venture partners. In a joint venture, we may not be in a position to exercise sole decision-making authority regarding material decisions. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and they may have competing interests that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale. In addition, prior consent of our partners or co-venturers may be required for a sale or transfer to a third party of our interests in the partnership or joint venture, which would restrict our ability to dispose of our interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and create distractions for our executive officers and/or directors. In addition, we may in certain circumstances be liable for the actions of our partners or co-venturers. Our partnerships or joint ventures may be subject to debt and we could be forced to fund our partners’ or co-venturers’ share of such debt if they fail to make the required payments in order to preserve our investment. As of December 31, 2025, we had an aggregate $280.9 million of carrying value in joint venture investments.

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

The number of authorized Caret units is currently fixed at 12,000,000 units. Issuances of additional shares of our common stock will reduce an individual stockholder’s indirect interest in Caret units, while the interests of Caret unit holders are subject to limited dilution. We have established an equity incentive plan (the “Plan”) providing for grants of Caret units to our directors, officers and employees and other eligible participants representing up to 1,500,000 Caret units, 1,421,004 of which are currently outstanding. In addition to the Caret units reserved for issuance under the Plan, we have sold 122,500 Caret units to third-party investors, including affiliates of MSD Partners, that remain outstanding as of December 31, 2025. As a result, we currently own the remaining 83.8% of the outstanding Caret units. We may choose to issue new Caret units or sell outstanding Caret units to third parties in the future. Any such issuances or sales will not require approval from our common stockholders and would reduce our current percentage interest (and indirectly the interest of our common stockholders) in cash distributions in respect of Caret units. Moreover, the price at which additional Caret units are sold may not be commensurate to the cash distributions we or our common stockholders would have received if we had retained such Caret units.

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

As a result, as of December 31, 2025, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 11.9% of the authorized Caret units, including 6.1% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer. This creates potential conflicts of interest when management is faced with decisions that could have different implications for holders of Caret units and holders of our common stock, as management may be incentivized to make decisions that benefit holders of Caret units as opposed to holders of our common stock.

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

Tax Risks Related to Ownership of Our Shares

Legislative, regulatory or administrative changes could adversely affect us, our stockholders or holders of our debt.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our stockholders or our holders of our debt. The One Big Beautiful Bill Act, which was signed into law on July 4, 2025, made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the One Big Beautiful Bill Act permanently extended certain tax provisions that were enacted in the Tax Cuts and Jobs Act of 2017, many of which were set to expire after December 31, 2025.  State tax legislatures are in different stages of proposing or passing legislation to either conform or decouple from the One Big Beautiful Bill Act. The varying rules among the states may adversely affect us or our stockholders located in those jurisdictions.  Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

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

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	the use of external service providers to assess, test or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
●	simulated cyber-attack and penetration attempts along with phishing tests; and
●	a third-party risk management process for service providers, suppliers, and vendors.

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

Certain members of our management team, including our Head of IT who has more than 20 years experience in IT infrastructure and information security, are responsible for assessing and managing our material risks from cybersecurity threats. These individuals have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants.

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

Item 3.   Legal Proceedings

On October 22, 2025, we sent the tenant under the Park Hotels master lease (“Park Tenant”) a termination notice for all five hotels and commenced litigation against the Park Tenant and Park Intermediate Holdings LLC, guarantor under the master lease, for certain breaches, among other things, related to the maintenance and operations of the hotels. The litigation is captioned In re Park Hotels Litigation, C.A. No. 2025-1210-LWW, pending in the Delaware Court of Chancery. The Park Tenant has disputed our right to terminate the lease, and that issue, among others, is subject to the litigation, which includes counterclaims filed by the Park Tenant. Although we believe our claims are meritorious, there are no assurances that we will prevail in our litigation.

We are not currently party to any other pending legal proceedings, nor is any property of the Company subject to any pending legal proceedings, that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Equity, Related Stock Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE under the symbol "SAFE." Computershare is the transfer agent and registrar for our common stock. We had 1,431 holders of record of common stock as of February 10, 2026. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.

Unregistered Sales of Equity Securities

We did not have any sales of unregistered shares of our common stock during the three months ended December 31, 2025.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended December 31, 2025.

On February 4, 2025, our Board authorized the repurchase of up to $50 million of our common stock. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases or through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares shall be returned to the status of authorized but unissued shares of common stock.

Item 6.   RESERVED

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion related to the results of operations and changes in financial condition for 2024 compared to 2023 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. These historical financial statements may not be indicative of our future performance.

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of December 31, 2025, the percentage breakdown of the gross book value of our portfolio was 42% multi-family, 39% office, 11% hotels, 6% life science and 2% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

In 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. Many of our Ground Leases have CPI lookbacks, generally starting between years 11 and 21 of the lease term, to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. To combat the increase in inflation over the past few years, the Federal Reserve raised interest rates and has kept interest rates generally high, although recently they began to reduce rates. The Federal Reserve has indicated that the economic outlook, which could include any potential impact on the economy from changes to U.S. trade policy, is uncertain and it will continue to monitor incoming data on unemployment and inflation before adjusting monetary policy; however, high interest rates have, and any future increase in interest rates may continue to result in a reduction in the availability or an increase in costs of leasehold financing for Ground Lease tenants, which is critical to the growth of a robust Ground Lease market. The rise in interest rates and increased investment spreads to treasury bonds in the Ground Lease market may also attract new competitors, which may result in higher costs for properties, lower returns and impact our ability to grow.

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

On January 1, 2026, we became responsible for operating two hotel properties that reverted to us. We have not previously operated any hotel properties. We expect that going forward we will have revenues and expenses associated with room occupancy, food and beverage services and other ancillary income and expenses from hotel operations.

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases, leasehold loans and a master lease (relating to an initial five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. The tenant under our Park Hotels Portfolio master lease elected to extend the leases underlying three of the five hotels past the initial lease maturity of December 2025 (see the "Risk Factors -We may be unable to renew expiring Ground Leases, re-lease the land or sell the properties on favorable terms or at all, -Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis, -We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property" in this Form 10-K for a discussion of our Park Hotels Portfolio). On October 22, 2025, we sent the tenant under the Park Hotels master lease a termination notice for all five hotels and commenced litigation against our tenant and Park Intermediate Holdings LLC, guarantor under the master lease, for certain breaches, among other things, related to the maintenance and operations of the hotels. There are no assurances that we will be able to terminate the master lease or prevail in our litigation. As of December 31, 2025, our estimated portfolio Ground Rent Coverage was 3.4x (see the "Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect current market values, including the decline in office values, and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect" in this Form 10-K for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 Ground Leases in our portfolio as of December 31, 2025 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	5.3%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	4.6%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	4.4%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	4.3%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.2%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	3.2%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	2.9%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed	2.2%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.2%
100 Cambridgeside	Mixed Use and Other	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.1%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 8 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties as of December 31, 2025 and is subject to a single master lease, but with individual asset extension rights. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party. The tenant under the Park Hotels master lease elected to extend the leases underlying three of the five hotels past the initial lease maturity of December 2025. On October 22, 2025, we sent the tenant a termination notice for all five hotels and commenced litigation against our tenant and Park Intermediate Holdings LLC, guarantor under the master lease, for certain breaches, among other things, related to the maintenance and operations of the hotels. There are no assurances that we will be able to terminate the master lease or prevail in our litigation.

The following tables show our portfolio by top 10 markets and property type as of December 31, 2025, excluding unfunded commitments:

% of Gross
Market	Book Value
Manhattan(1)	21%
Washington, DC	10
Boston	8
Los Angeles	7
San Francisco	4
Denver	4
Honolulu	3
Nashville	3
Miami	3
Atlanta	2
(1)	Total New York metropolitan statistical area including areas outside of Manhattan makes up 27% of gross book value.

% of Gross
Property Type	Book Value
Multifamily	42%
Office	39
Hotel	11
Life Science	6
Mixed Use and Other	2

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of December 31, 2025, we had $142.3 million of such commitments, excluding commitments to be funded by noncontrolling interests.

We also fund construction and development loans and build-outs of space in real estate assets over a period of time, both individually and through the Leasehold Loan Fund, if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of December 31, 2025, we had $154.8 million of such commitments.

Results of Operations for the Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

	For the Years Ended December 31,
	2025	2024	$ Change

	(in thousands)
Revenues:
Interest income from sales-type leases	$286,077	$264,250	$21,827
Operating lease income	72,072	71,061	1,011
Interest income	11,227	9,482	1,745
Other income	16,176	20,892	(4,716)
Total revenues	385,552	365,685	19,867
Costs and expenses:
Interest expense	206,686	198,042	8,644
Real estate expense	4,761	4,224	537
Depreciation and amortization	8,546	9,947	(1,401)
General and administrative(1)	54,337	54,917	(580)
Provision for (recovery of) credit losses	6,564	9,489	(2,925)
Other expense	3,760	1,983	1,777
Total costs and expenses	284,654	278,602	6,052
Loss on early extinguishment of debt	(2,224)	—	(2,224)
Earnings (losses) from equity method investments	18,889	22,977	(4,088)
Net income (loss) before income taxes	117,563	110,060	7,503
Income tax expense	(2,933)	(3,445)	512
Net income (loss)	$114,630	$106,615	$8,015
(1)	For the years ended December 31, 2025, 2024 and 2023, general and administrative was partially offset by $11.7 million, $16.8 million and $19.4 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

Interest income from sales-type leases increased to $286.1 million for the year ended December 31, 2025 from $264.3 million for the year ended December 31, 2024. The increase was due primarily to originations of Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income increased to $72.1 million during the year ended December 31, 2025 from $71.1 million for the year ended December 31, 2024. Operating lease income consists of rent from our operating leases and percentage rent from certain properties, including our Park Hotels Portfolio. The increase was primarily the result of a $0.3 million increase in percentage rent from our Park Hotels Portfolio.

Interest income was $11.2 million and $9.5 million for the years ended December 31, 2025 and 2024, respectively, and relates to the Star Holdings Term Loan Facility and leasehold loans we originated during the year ended December 31, 2025 in connection with Ground Leases. The increase in 2025 was due primarily to the origination and funding of leasehold loans.

Other income for the years ended December 31, 2025 and 2024 primarily includes $11.7 million and $16.8 million, respectively, of management fees from Star Holdings. Other income for the years ended December 31, 2025 and 2024 also includes $0.5 million and $0.5 million, respectively, of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease, and $4.0 million and $3.6 million, respectively, of other ancillary income from our investments and interest income earned on our cash balances. Other ancillary income primarily includes sublease income, recoverable expenses and interest income earned on our cash balances.

During the year ended December 31, 2025, we incurred interest expense from our debt obligations of $206.7 million compared to $198.0 million during the year ended December 31, 2024. The increase in 2025 was primarily the result of increased indebtedness to fund acquisition activity, which was partially offset by lower interest rates.

Real estate expense during the years ended December 31, 2025 and 2024 was $4.8 million and $4.2 million, respectively, and consisted primarily of the amortization of an operating lease right-of-use asset, property taxes, legal fees, property appraisal fees and insurance expense. In addition, during the years ended December 31, 2025 and 2024, we also recorded $0.5 million and $0.5 million, respectively, of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization was $8.5 million and $9.9 million during the years ended December 31, 2025 and 2024, respectively. Depreciation and amortization primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets and depreciation of corporate fixed assets. The decrease in 2025 was primarily the result of the tenant under our Park Hotels Portfolio electing to extend the leases underlying three of the five hotels under the lease past the initial lease maturity of December 2025.

General and administrative expense primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. The following table presents our general and administrative expenses for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Year Ended
	December 31,
	2025	2024
Public company and other costs(1)	$41,788	$41,160
Stock-based compensation	12,549	13,757
Total general and administrative expenses(2)	$54,337	$54,917
(1)	For the years ended December 31, 2025 and 2024, public company and other costs primarily includes compensation, occupancy, audit, legal, insurance and other office related costs.
(2)	For the years ended December 31, 2025 and 2024, general and administrative expenses were partially offset by $11.7 million and $16.8 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the year ended December 31, 2025, we recorded a provision for credit losses of $6.6 million. The provision for credit losses was due primarily to growth in the carrying value of the Ground Lease portfolio during the period and current market conditions, including an increase in our Ground Lease cost to value ratios on certain of our assets, and the origination of leasehold loans (refer to Note 6 to the consolidated financial statements) during the year ended December 31, 2025. During the year ended December 31, 2024, we recorded a provision for credit losses of $9.5 million. The provision for credit losses was due primarily to enhancements to our general provision for credit loss methodology in the third quarter of 2024, current market conditions and growth in the portfolio during the period.

During the year ended December 31, 2025, other expense consists primarily of a full write-off of a $1.9 million preferred equity investment in an entity that owned the leasehold interest under one of our Ground Leases (refer to Note 15 to the consolidated financial statements) and costs related to our debt obligations. During the year ended December 31, 2024, other expense consists primarily of costs related to our debt obligations.

During the year ended December 31, 2025, we recorded a $2.2 million loss on early extinguishment of debt in connection with the defeasance of $227.0 million principal amount of debt obligations (refer to Note 10 to the consolidated financial statements).

During the year ended December 31, 2025, earnings from equity method investments (refer to Note 8 to the consolidated financial statements) decreased to $18.9 million from $23.0 million for the year ended December 31, 2024. The decrease in 2025 was due primarily to loan repayments at the Leasehold Loan Fund and us buying one asset from the Ground Lease Plus Fund in January 2024.

During the year ended December 31, 2025, we recorded income tax expense of $2.9 million. The provision for income taxes consists of current federal and state income taxes in the amount of $1.2 million and deferred federal and state taxes in the amount of $1.7 million with respect to our TRS. During the year ended December 31, 2024, we recorded income tax expense of $3.4 million. The provision for income taxes consists of current federal and state income taxes in the amount of $1.1 million and deferred federal and state taxes in the amount of $2.3 million with respect to our TRS.

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

In November 2025, we received a credit ratings upgrade from S&P Global Ratings to A- (from BBB+). We believe the strong credit profile we have established utilizing our modern Ground Leases and our current investment-grade credit ratings from Moody's Investors Services of A3, Fitch Ratings of A- and S&P Global Ratings of A- facilitates our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital and allows us significant operational and financial flexibility and supports our ability to scale our Ground Lease platform.

Also in November 2025, we closed on a $400.0 million unsecured term loan with an extended maturity date of November 15, 2030, inclusive of two one-year extension options (the “2025 Unsecured Term Loan”). The 2025 Unsecured Term Loan replaced the $227.0 million principal amount of debt obligations we defeased in October 2025 that was scheduled to mature in April 2027 (refer to Note 10 to the consolidated financial statements) and partially repaid the 2024 Unsecured Revolver (as defined below). The 2025 Unsecured Term Loan has a borrowing rate of SOFR plus 0.90%, subject to our credit ratings. The 2025 Unsecured Term Loan also includes an accordion feature to increase the loan up to a maximum amount of $600.0 million, subject to certain conditions.

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

In June 2024, we entered into a U.S. commercial paper program (the “Commercial Paper Program”) on a private placement basis, pursuant to which we may issue up to $750.0 million of short-term, unsecured commercial paper notes outstanding at any time, which are guaranteed by us. Under the Commercial Paper Program, we may issue the commercial paper notes from time to time and intend to use the proceeds for general corporate purposes. The Commercial Paper Program is backed by our 2024 Unsecured Revolver (see below). As of December 31, 2025, we had no outstanding balance under the Commercial Paper Program. Borrowings under the Commercial Paper Program reduce amounts otherwise available under the 2024 Unsecured Revolver.

In April 2024, we closed on a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”). The 2024 Unsecured Revolver has an extended maturity date of May 1, 2029, inclusive of two six-month extension options. On September 12, 2025, we entered into an amendment to the 2024 Unsecured Revolver that modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR. As a result of that amendment, the 2024 Unsecured Revolver has a borrowing rate of SOFR plus 0.85%, subject to our credit ratings. The 2024 Unsecured Revolver replaced our nearest term maturities, reduced the overall facility cost and increased our liquidity by $150 million. Additionally, we gained greater financial flexibility through changes to certain financial covenants. As of December 31, 2025, there was $1.2 billion of undrawn capacity on the 2024 Unsecured Revolver.

In April 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $300.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs, and our determinations of the appropriate sources of funding. As of December 31, 2025, we had not sold any shares under the ATM.

As of December 31, 2025, we had $21.7 million of unrestricted cash. We also have an aggregate $1.2 billion of undrawn capacity on our 2024 Unsecured Revolver (refer to Note 10 to the consolidated financial statements). We refer to this unrestricted cash and additional borrowing capacity on our 2024 Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes, Commercial Paper Program and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

We expect our short-term liquidity requirements to include debt service on our debt obligations (refer to Note 10 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease and leasehold loan investments and additional fundings on existing Ground Leases and leasehold loan investments. We expect our long-term liquidity requirements to include debt service on our debt obligations (refer to Note 10 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease and leasehold loan investments (including in respect of unfunded commitments – refer to Note 11 to the consolidated financial statements) and debt maturities. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, asset sales, funds from our joint venture partners, unused borrowing capacity under our 2024 Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and Commercial Paper Program, and common and/or preferred equity issuances. We expect that we will be able to meet our liquidity requirements over the next 12 months and beyond.

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Year Ended
	December 31,
	2025	2024
Cash flows provided by (used in) operating activities	$47,814	$37,855
Cash flows provided by (used in) investing activities	(237,178)	(212,370)
Cash flows provided by (used in) financing activities	202,982	144,893

The increase in cash flows provided by operating activities during 2025 was due primarily to proceeds received from the settlement of derivatives, which was partially offset by a decrease in distributions from equity method investments. The increase in cash flows used in investing activities during 2025 was due primarily to the origination of leasehold loans in 2025, a decrease in proceeds received from derivative transactions in 2025 and a decrease in distributions from equity method investments in 2025, which were all partially offset by a decrease in the origination of Ground Leases in 2025. The increase in cash flows provided by financing activities during 2025 was due primarily to net cash used in 2024 for the acquisition and redemption of noncontrolling interests and the payment of finance costs.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by our real estate and Ground Leases. As of December 31, 2025, our mortgages are full term interest only, bear interest at a weighted average interest rate of 4.03% and have maturities between August 2027 and November 2069. In October 2025, we defeased $227.0 million principal amount of debt obligations scheduled to mature in April 2027.

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

2024 Unsecured Revolver—In April 2024, we entered into a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaced our 2021 Unsecured Revolver (see below) and 2023 Unsecured Revolver (see below), each of which were terminated. At the time of termination, $916 million was drawn on the 2021 Unsecured Revolver, all of which rolled over into the 2024 Unsecured Revolver. On September 12, 2025, we entered into an amendment to the 2024 Unsecured Revolver that modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR. As a result of that amendment, the 2024 Unsecured Revolver has a borrowing rate of SOFR plus 0.85%, subject to our credit ratings, with an extended maturity date of May 1, 2029, inclusive of two six-month extension options. We also pay a facility fee of 0.10%, subject to our credit ratings. The 2024 Unsecured Revolver replaced our nearest term maturities, reduced the overall facility cost and increased our liquidity by $150 million. Additionally, we gained greater financial flexibility through changes to certain financial covenants. As of December 31, 2025, there was $1.2 billion of undrawn capacity on the 2024 Unsecured Revolver.

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

2025 Unsecured Term Loan—In November 2025, Portfolio Holdings, as borrower, and us (as guarantor) entered into a $400.0 million unsecured term loan. The 2025 Unsecured Term Loan has a borrowing rate of SOFR plus 0.90%, subject to our credit ratings, with an extended maturity date of November 15, 2030, inclusive of two one-year extension options. The 2025 Unsecured Term Loan also includes an accordion feature to increase the loan up to a maximum amount of $600.0 million, subject to certain conditions.

Trust Preferred Securities—We assumed trust preferred securities from iStar in connection with Merger (refer to Note 1 to the consolidated financial statements). The trust preferred securities bear interest at three-month Adjusted Term SOFR plus 1.50% and mature in October 2035.

Debt Covenants—We are subject to financial covenants under the 2024 Unsecured Revolver and 2025 Unsecured Term Loan, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.25x; (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2024 Unsecured Revolver and 2025 Unsecured Term Loan, as applicable; and (iii) limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. In addition, the 2024

Unsecured Revolver and 2025 Unsecured Revolver contain customary affirmative and negative covenants. Among other things, these covenants may restrict us or certain of our subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. Our 2.80% Notes, 2.85% Notes, 3.98% Notes, 5.15% Notes, 6.10% Notes and 5.65% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. Our 6.10% Notes and 5.65% Notes are also subject to a financial covenant limiting the incurrence of any secured debt that would cause our secured debt to total assets ratio to exceed 50%. Our 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or our existing or future material credit facilities, including the 2024 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. Our mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2025, we were in compliance with all of our financial covenants.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. In April 2023, we and Portfolio Holdings filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of Portfolio Holdings, which will be fully and unconditionally guaranteed by us. As of December 31, 2025, Portfolio Holdings had issued and outstanding four tranches of unsecured senior notes with varying fixed-rates and maturities ranging from June 2031 to January 2035, which were registered on the Form S-3 filed in April 2023 or on a Form S-3 filed by Safehold Inc. and Portfolio Holdings (then known as Safehold Operating Partnership LP) prior to its merger with the Company (then known as iStar Inc.). The obligations of Portfolio Holdings to pay principal, premiums, if any, and interest on these unsecured senior notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and Portfolio Holdings is a consolidated subsidiary of ours.

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

Critical Accounting Estimates

Allowance for credit losses on net investment in sales-type leases, Ground Lease receivables, loan receivable – related party and loans receivable, net—Effective January 1, 2023, upon the adoption of ASU 2016-13, we implemented procedures to estimate our allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, using a quantitative analysis to estimate expected loss rates for our portfolio of net investment in sales-type leases and Ground Lease receivables. ASU 2016-13 replaced the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses over the life of the investment and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We analyzed historical data provided by Trepp (“Trepp”) for single asset borrower loans and considered comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics. We updated our analysis for current market conditions and reasonable and supportable forecasts of unemployment rates to develop an estimate of credit losses. We also inform credit loss estimates by analyzing historical loss data for high-credit rated long-duration bonds, which we believe have similar risk profiles to our Ground Leases, provided by external third parties along with the historical data provided by Trepp. We continue to consider comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics in its estimate of credit losses. We also continue to analyze our portfolio of Ground Leases in two categories, based on whether the underlying property is a stabilized property or a development project (projects with unfunded commitments that are under development or in transition). Our development properties are assigned a higher loss rate due to the higher potential risk for deals under construction. We may adopt alternative approaches to estimate our credit losses in the future based on factors such as, but not limited to, the loan to value ratios, property type and the availability of relevant historical market loss data for similar type financial instruments.

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

We account for our acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their relative fair values. The value of tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant, using estimated cash flow projections of the properties acquired which incorporate market rent, growth, discount and terminal capitalization rates. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their relative fair values determined using current market rents and leasing costs as inputs and included in "Real estate-related intangible assets, net" on our consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values and included in "Real estate-related intangible liabilities, net" on our consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term of the lease and the amortization expense is included in "Depreciation and amortization" in our consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or increase to) operating lease income over the remaining non-cancelable term of each lease. Below-market Ground Lease assets are amortized to real estate expense over the remaining non-cancelable term of the lease. We may also engage in sale/leaseback transactions whereby we execute a net lease with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.

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

As of December 31, 2025, we had $3.4 billion principal amount of fixed-rate debt outstanding and $1.3 billion principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)(1)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$7,656
-50 Basis Points	3,756
-10 Basis Points	703
Base Interest Rate	—
+10 Basis Points	(703)
+ 50 Basis Points	(3,516)
+100 Basis Points	(6,985)

(1)	The table above includes the effect of our floating-rate debt obligations, interest rate swaps, floating-rate loans receivable and our share of the impact of floating-rate loans in our Leasehold Loan Fund.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	43
Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	46
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	47
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023	48
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023	49
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	50
Notes to Consolidated Financial Statements	52
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2025 with reconciliations for the years ended December 31, 2025, 2024 and 2023	89

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safehold Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Allowance for credit losses on net investment in sales-type leases and Ground Lease receivables – Refer to Notes 3 and 4 of the financial statements

Critical Audit Matter Description

The Company estimates its allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, based on whether the underlying property is a stabilized property or a development project, using a quantitative analysis to estimate expected loss rates by analyzing historical data for single asset borrower loans along with high-credit rated long-duration bonds, and considering comparable loan to value ratios, loss rates, timing of losses, vintage, property type, current market conditions and reasonable and supportable forecasts of unemployment rates. The Company uses third-party historical market data for loans with similar characteristics to its portfolio of net investment in sales-type leases and Ground Lease receivables, as well as third-party forecasts, to incorporate current and future economic conditions that may impact the performance of the commercial real estate assets that exist on its investments subject to these ground leases. The estimate of the Company's allowance for credit loss requires judgment when determining the current and future economic conditions that may impact the performance of the net investment in sales-type leases and Ground Lease receivables.

The determination of the Company’s allowance for credit losses, including the projection of current and future economic conditions, represents a critical audit matter given the level of subjectivity and judgement involved. Performing audit procedures to evaluate the allowance for credit losses required a high degree of auditor judgment, and an increased extent of effort to evaluate whether management reasonably and appropriately quantified the macroeconomic risks associated with the Company’s portfolio.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures assess the estimate applied by management to the allowance for credit losses to account for current and future economic conditions included, among others:

●	We tested the design and effectiveness of controls implemented by the Company in relation to the calculation of the allowance for credit losses, including management’s judgements involved in the determination of the macroeconomic factors applied to the loss rate.

●	With the assistance of our credit specialists, we evaluated the reasonableness of the methodology and significant assumptions used to develop the macroeconomic factors by considering relevant industry trends and economic conditions, including whether the methodology and significant assumptions were appropriate and consistent with what market participants would use.

●	We evaluated management’s expected loss rate by performing a peer benchmarking analysis.

●	We tested the accuracy and completeness of quantitative data used by management to estimate the current and future economic conditions.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 12, 2026

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Safehold Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 12, 2026

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands, except per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Net investment in sales-type leases ($10,750 and $6,821 of allowances as of December 31, 2025 and 2024, respectively)	$3,563,675	$3,454,953
Ground Lease receivables, net ($4,872 and $3,664 of allowances as of December 31, 2025 and 2024, respectively)	2,003,931	1,833,398
Real estate
Real estate, at cost	740,971	740,971
Less: accumulated depreciation	(52,222)	(46,428)
Real estate, net	688,749	694,543
Real estate-related intangible assets, net	204,016	208,731
Real estate available and held for sale	2,028	7,233
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	894,793	910,507
Loans receivable, net ($328 of allowances as of December 31, 2025)	46,088	—
Loans receivable, net - related party ($2,223 and $2,311 of allowances as of December 31, 2025 and 2024, respectively)	112,556	112,359
Equity investments	280,850	250,034
Cash and cash equivalents	21,705	8,346
Restricted cash	9,031	8,772
Deferred tax asset, net	3,516	5,222
Deferred operating lease income receivable	241,100	210,773
Deferred expenses and other assets, net(2)	72,030	105,015
Total assets	$7,249,275	$6,899,379
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$161,420	$144,991
Real estate-related intangible liabilities, net	62,089	62,922
Debt obligations, net	4,585,887	4,317,439
Total liabilities	4,809,396	4,525,352
Commitments and contingencies (refer to Note 11)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 71,756 and 71,440 shares issued and outstanding as of December 31, 2025 and 2024, respectively	717	714
Additional paid-in capital	2,199,265	2,191,840
Retained earnings	165,737	102,472
Accumulated other comprehensive income (loss)	42,592	48,992
Total Safehold Inc. shareholders' equity	2,408,311	2,344,018
Noncontrolling interests	31,568	30,009
Total equity	2,439,879	2,374,027
Total liabilities and equity	$7,249,275	$6,899,379
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities ("VIEs").
(2)	As of December 31, 2025 and 2024, includes $3.0 million and $3.8 million, respectively, due from related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues:
Interest income from sales-type leases	$286,077	$264,250	$235,503
Operating lease income	72,072	71,061	71,287
Interest income(1)	11,227	9,482	7,143
Other income(2)	16,176	20,892	38,645
Total revenues	385,552	365,685	352,578
Costs and expenses:
Interest expense	206,686	198,042	181,011
Real estate expense	4,761	4,224	4,653
Depreciation and amortization	8,546	9,947	9,936
General and administrative(3)	54,337	54,917	68,569
Impairment of goodwill	—	—	145,365
Provision for (recovery of) credit losses	6,564	9,489	2,704
Other expense	3,760	1,983	17,862
Total costs and expenses	284,654	278,602	430,100
Gain on sale of Ground Leases	—	—	447
Income (loss) from operations before other items	100,898	87,083	(77,075)
Loss on early extinguishment of debt	(2,224)	—	—
Earnings (losses) from equity method investments	18,889	22,977	24,229
Net income (loss) before income taxes	117,563	110,060	(52,846)
Income tax expense	(2,933)	(3,445)	(1,719)
Net income (loss)	114,630	106,615	(54,565)
Net (income) loss attributable to noncontrolling interests	(161)	(852)	(408)
Net income (loss) attributable to Safehold Inc. common shareholders	$114,469	$105,763	$(54,973)

Per common share data:
Net income (loss)
Basic	$1.60	$1.48	$(0.82)
Diluted	$1.59	$1.48	$(0.82)
Weighted average number of common shares:
Basic	71,694	71,370	66,690
Diluted	71,786	71,451	66,690
(1)	For the years ended December 31, 2025, 2024 and 2023, includes $9.4 million, $9.5 million and $7.1 million, respectively, of interest income from related parties (refer to Note 7).
(2)	For the years ended December 31, 2025, 2024 and 2023, includes $11.7 million, $16.8 million and $19.4 million, respectively, of management fees from related parties (refer to Note 15).
(3)	For the year ended December 31, 2023, includes $31.6 million of general and administrative expenses incurred to related parties that includes management fees and expense reimbursements to the Former Manager (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$114,630	$106,615	$(54,565)
Other comprehensive income (loss):
Reclassification of (gains) losses on derivatives into earnings(1)	(1,739)	(5,959)	(18,239)
Unrealized gain (loss) on derivatives	(4,661)	56,288	13,621
Other comprehensive income (loss):	(6,400)	50,329	(4,618)
Comprehensive income (loss)	108,230	156,944	(59,183)
Comprehensive (income) loss attributable to noncontrolling interests	(161)	(852)	(408)
Comprehensive income (loss) attributable to Safehold Inc.	$108,069	$156,092	$(59,591)
(1)	During the year ended December 31, 2023, $15.2 million was reclassified to “Other income” in the Company’s consolidated statements of operations due to a hedge forecasted for permanent debt that did not occur (refer to Note 12).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings /	Other
	Noncontrolling	Stock at	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity

Balance at December 31, 2022	$19,011	$624	$1,986,417	$151,226	$3,281	4,056	$2,145,604
Impact from adoption of new accounting standard (refer to Note 3)	—	—	—	(640)	—	—	(640)
Net income (loss)	—	—	—	(54,973)	—	408	(54,565)
Issuance of common stock, net / amortization	—	75	163,749	—	—	1,467	165,291
Dividends declared ($0.708 per share)	—	—	—	(48,033)	—	—	(48,033)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(4,618)	—	(4,618)
Distributions to noncontrolling interests	—	—	—	—	—	(651)	(651)
Contributions from noncontrolling interests	—	—	(1,443)	—	—	40,132	38,689
Merger consideration (refer to Note 1 and Note 3)	—	12	35,576	—	—	—	35,588
Balance at December 31, 2023	$19,011	$711	$2,184,299	$47,580	$(1,337)	$45,412	$2,276,665
Net income (loss)	(576)	—	—	105,763	—	1,428	107,191
Issuance of common stock, net / amortization	—	3	10,124	—	—	786	10,913
Dividends declared ($0.708 per share)	—	—	—	(50,871)	—	—	(50,871)
Change in accumulated other comprehensive income (loss)	—	—	—	—	50,329	—	50,329
Contributions from noncontrolling interests	—	—	—	—	—	29,124	29,124
Distributions to noncontrolling interests	—	—	—	—	—	(925)	(925)
Acquisition of noncontrolling interest	—	—	(2,583)	—	—	(45,816)	(48,399)
Redemption of noncontrolling interests	(18,435)	—	—	—	—	—	—
Balance at December 31, 2024	$—	$714	$2,191,840	$102,472	$48,992	$30,009	$2,374,027
Net income (loss)	—	—	—	114,469	—	161	114,630
Issuance of common stock, net / amortization	—	3	7,534	—	—	1,493	9,030
Dividends declared ($0.708 per share)	—	—	—	(51,204)	—	—	(51,204)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(6,400)	—	(6,400)
Distributions to noncontrolling interests	—	—	—	—	—	(79)	(79)
Redemption of noncontrolling interest	—	—	(109)	—	—	(16)	(125)
Balance at December 31, 2025	$—	$717	$2,199,265	$165,737	$42,592	$31,568	$2,439,879
(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net income (loss)	$114,630	$106,615	$(54,565)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,546	9,947	9,936
Stock-based compensation expense	12,549	13,757	23,230
Deferred operating lease income	(30,330)	(30,740)	(31,163)
Non-cash interest income from sales-type leases	(101,503)	(91,855)	(83,780)
Non-cash interest expense	13,985	14,701	15,070
Amortization of real estate-related intangibles, net	2,310	2,310	2,306
Write-off of investment in preferred equity	1,945	—	—
Impairment of goodwill	—	—	145,365
Provision for credit losses	6,564	9,489	2,704
Loss on early extinguishment of debt	2,224	—	—
Earnings from equity method investments	(18,889)	(22,977)	(24,229)
Distributions from operations of equity method investments	7,424	12,870	8,003
Gain on sale of Ground Leases	—	—	(447)
Amortization of premium, discount and deferred financing costs on debt obligations, net	8,281	7,426	7,288
Non-cash management fees	—	—	5,199
Other income recognized from derivative transactions	—	—	(15,191)
Proceeds paid (received) from derivative transactions	13,127	—	—
Other operating activities	(3,510)	(7,021)	(1,448)
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	2,403	5,263	13,080
Changes in accounts payable, accrued expenses and other liabilities	8,058	8,070	(5,967)
Cash flows provided by (used in) operating activities	47,814	37,855	15,391
Cash flows from investing activities:
Acquisitions of real estate	—	—	(13,078)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(182,531)	(304,283)	(316,755)
Origination of loans receivable, net	(46,279)	—	(114,450)
Payment for merger consideration	—	—	(88,685)
Cash and cash equivalents acquired upon merger	—	—	3,213
Contributions to equity method investments	(28,879)	(10,049)	(52,479)
Distributions from equity method investments	9,528	52,425	—
Funding reserves received from Ground Lease tenant net of disbursements	—	—	(297)
Net proceeds from sale of Ground Leases	—	—	4,200
Net proceeds received from sale of real estate available and held for sale	4,107	5,764	1,631
Return of deposits on Ground Lease investments	—	2,049	1,171
Funding of cash collateral for debt obligations	—	19,112	—
Return of cash collateral for debt obligations	—	(19,112)	—
Payments to acquire derivative transactions	—	—	(8,780)
Proceeds received from derivative transactions	6,337	11,067	8,022
Proceeds received from the settlement of derivative transactions	—	32,052	—
Other investing activities	539	(1,395)	(285)
Cash flows provided by (used in) investing activities	(237,178)	(212,370)	(576,572)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	151,940
Proceeds from debt obligations	2,011,335	2,271,584	577,000
Repayments of debt obligations	(1,523,000)	(2,008,000)	(150,000)
Purchase of marketable securities in connection with the defeasance of mortgage notes payable	(228,876)	—	—
Payments for debt prepayment or extinguishment costs	(407)	—	—
Payments for deferred financing costs	(967)	(24,192)	(4,615)
Dividends paid to common shareholders	(50,924)	(50,589)	(46,039)
Payment of offering costs	—	(51)	(8,099)
Payments for withholding taxes upon vesting for stock-based compensation	(3,975)	(5,102)	—
Redemption of noncontrolling interests	(125)	(18,435)	—
Distributions to noncontrolling interests	(79)	(925)	(651)
Contributions from noncontrolling interests	—	29,002	40,132
Acquisition of noncontrolling interest	—	(48,399)	—
Other financing activities	—	—	(137)
Cash flows provided by (used in) financing activities	202,982	144,893	559,531
Changes in cash, cash equivalents and restricted cash	13,618	(29,622)	(1,650)
Cash, cash equivalents and restricted cash at beginning of period	17,118	46,740	48,390
Cash, cash equivalents and restricted cash at end of period	$30,736	$17,118	$46,740

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$21,705	$8,346	$18,761
Restricted cash	9,031	8,772	27,979
Total cash and cash equivalents and restricted cash	$30,736	$17,118	$46,740

Supplemental disclosure of cash flow information:
Cash paid for interest	$173,749	$162,375	$151,263
Supplemental disclosure of non-cash investing and financing activity:
Debt obligations assumed	$—	$—	$99,995
Issuance of common stock for acquisition of assets	—	—	35,588
Marketable securities transferred in connection with the defeasance of mortgage notes payable	228,876	—	—
Defeasance of mortgage notes payable	227,000	—	—
Dividends declared to common shareholders	13,118	12,954	13,033
Non-cash interest accrued to debt balances	4,274	4,163	4,055
Accrued acquisition costs	1,270	—	—
Accrued finance costs	173	691	—
Accrued offering costs	—	—	64
Real estate transferred to real estate available and held for sale	—	3,366	—

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

Immediately before the closing of the Merger, iStar separated its remaining legacy non-ground lease assets and businesses, approximately $50.0 million of cash, exclusive of working capital reserves and restricted cash, and approximately 13.5 million shares of Old SAFE common stock into Star Holdings by distributing to iStar’s stockholders, on a pro rata basis, the issued and outstanding equity interests of Star Holdings (the “Spin-Off”). Star Holdings was capitalized in part with an 8.0%, initial four-year term loan from the Company having an initial principal amount of $115.0 million.

In connection with the Spin-Off, Safehold Management Services Inc. (“SpinCo Manager”), a Delaware corporation and a subsidiary of the Company, entered into a management agreement with Star Holdings effective as of March 31, 2023, pursuant to which SpinCo Manager is operating and pursuing the orderly monetization of Star Holding’s assets (refer to Note 15).

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of December 31, 2025, the total assets of these consolidated VIEs were $79.0 million and total liabilities were $30.2 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of December 31, 2025.

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

Allowance for credit losses on net investment in sales-type leases and Ground Lease receivables—Effective January 1, 2023, upon the adoption of ASU 2016-13, the Company implemented procedures to estimate its allowance for credit losses on net investment in sales-type leases and Ground Lease receivables, including unfunded commitments, using a quantitative analysis to estimate expected loss rates for its portfolio of net investment in sales-type leases and Ground Lease receivables. ASU 2016-13 replaced the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected credit losses over the life of the investment and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company analyzed historical data provided by Trepp (“Trepp”) for single asset borrower loans and considered comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics. The Company updates its analysis for current market conditions and reasonable and supportable forecasts of unemployment rates to develop an estimate of credit losses. The Company also informs credit loss estimates by analyzing historical loss data for high-credit rated long-duration bonds, which the Company believes have similar risk profiles to its Ground Leases, provided by external third parties along with the historical data provided by Trepp. The Company continues to consider comparable loan to value ratios, loss rates, timing of losses, vintage, property type and other statistics in its estimate of credit losses. The Company also continues to analyze its portfolio of Ground Leases in two categories, based on whether the underlying property is a stabilized property or a development project (projects with unfunded commitments that are under development or in transition). The Company’s development properties are assigned a higher loss rate due to the higher potential risk for deals under construction. The Company may adopt alternative approaches to estimate its credit losses in the future based on factors such as, but not limited to, the loan to value ratios, property type and the availability of relevant historical market loss data for similar type financial instruments. The Company did not have any charge-offs of its net investment in sales-type leases or Ground Lease receivables for any of the periods presented.

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

The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their relative fair values. The value of tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant, using estimated cash flow projections of the properties acquired which incorporate market rent, growth, discount and terminal capitalization rates. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their relative fair values determined using current market rents and leasing costs as inputs and included in "Real estate-related intangible assets, net" on the Company’s consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values and included in "Real estate-related intangible liabilities, net" on the Company’s consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term of the lease and the amortization expense is included in "Depreciation and amortization" in the Company’s consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or increase to) operating lease income over the remaining non-cancelable term of each lease. Below-market Ground Lease assets are amortized to real estate expense over the remaining non-cancelable term of the lease. The Company may also engage in sale/leaseback transactions whereby the Company executes a net lease with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.

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

The Company made the accounting policy election to record accrued interest on its loans receivable separate from its loans receivable and to exclude accrued interest from its amortized cost basis disclosures. Any accrued interest receivable is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. As of December 31, 2025, the Company had $0.2 million of accrued interest on its consolidated balance sheet. The Company will place its loans on non-accrual status once interest on the loan becomes 90 days delinquent and will reverse any accrued interest as a reduction to interest income or recognize a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the year ended December 31, 2025, the Company did not reverse any accrued interest on its loans receivable.

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

Interest Income—Interest income on the Company’s loans receivable (refer to Note 6) and loan receivable-related party (refer to Note 7) is recognized on an accrual basis using the effective interest method and is recorded in “Interest income” in the Company’s consolidated statements of operations.

Loans receivable, net – related party—Loans receivable, net – related party includes the term loan that the Company originated to Star Holdings (refer to Note 7). Loans receivable classified as held-for-investment are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees and credit loss allowances.

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

The Company made the accounting policy election to record accrued interest on its loan asset separate from its loans receivable and to exclude accrued interest from its amortized cost basis disclosures. Any accrued interest receivable is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the Company did not have any accrued interest outstanding on its loan receivable – related party. The Company will place its loan on non-accrual status once interest on the loan becomes 90 days delinquent and will reverse any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the years ended December 31, 2025, 2024 and 2023, the Company did not reverse any accrued interest on its loan assets.

Equity Investments—Equity investments are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of the investee. The Company has noncontrolling equity interests in multiple ventures (refer to Note 8) and determined the entities to be voting interest entities. As such, its equity interests in these ventures are accounted for pursuant to the equity method of accounting. The Company’s periodic share of earnings and losses in equity method investees are included in "Earnings from equity method investments" in the Company’s consolidated statements of operations. Equity investments are included in "Equity investments" on the Company’s consolidated balance sheets. The Company acquired two equity interests from iStar in connection with the Merger. In connection with the acquisition, the Company has basis differences in these equity interests that are amortized to income over the life of the underlying assets (refer to Note 8).

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

Operating lease income—Operating lease income includes rent earned from leases of land and buildings owned by the Company to its tenants. Operating lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, increases in contractual lease payments are recognized evenly over the term of the lease. The periodic difference between operating lease income recognized under this method and contractual lease payment terms is recorded as deferred operating lease income receivable and is included in "Deferred operating lease income receivable" on the Company’s consolidated balance sheets. The Company is also entitled to percentage rent, representing a portion of the lessee’s gross revenues from the properties, pursuant to some of its leases and records percentage rent as operating lease income when earned. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $5.3 million, $5.3 million and $4.4 million, respectively, of percentage rent from operating leases. Operating lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the property acquired.

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

Management fees—The Company earns management fees through SpinCo Manager’s management agreement with Star Holdings pursuant to which SpinCo Manager operates and pursues the orderly monetization of Star Holding’s assets (refer to Note 15). Star Holdings paid SpinCo Manager an annual management fee of $25.0 million for the term ended March 31, 2024 and $15.0 million for the term ended March 31, 2025. The annual fee declines to $10.0 million and $7.5 million, respectively, for each of the following annual terms, and adjusts to 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock held by Star Holdings, thereafter. Management fees are paid quarterly in arrears. The Company recognizes management fee income in accordance with ASC 606: Revenue from Contracts with Customers (“ASC 606”). Upon the Company’s initial evaluation of the management contract, the Company evaluated the payment terms and termination clauses and it determined the estimated term of the contract to be three years and the total transaction price to be $50.0 million. The Company determined that the termination fees payable by Star Holdings in year one through year three upon termination of the management agreement would be substantive and therefore termination of the management agreement would be unlikely before year four. The Company will continue to evaluate the anticipated term and total transaction price of the management agreement as it executes its performance obligations under the management agreement. Pursuant to ASC 606, the Company allocated the transaction price to its performance obligations under the management agreement. The Company determined that the management contract represents a single continuing performance obligation and tracks its progress toward satisfying its performance obligation using an input method to measure the level of effort expended during the period and time budgeted to complete its obligations, which is subject to variability based on market conditions. The Company recognizes management fee income as it satisfies the performance obligations of the contract and records management fees in “Other income” in the Company’s consolidated statements of operations.

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

Deferred expenses and other assets—Deferred expenses and other assets (refer to Note 9) includes operating lease right-of-use assets, purchase deposits, deferred financing fees associated with the Company’s unsecured revolver (refer to Note 10), derivative assets, deferred costs, leasing costs such as brokerage, legal and other costs which are amortized over the life of the respective leases and presented as an operating activity in the Company’s consolidated statements of cash flows. Amortization of leasing costs is included in "Depreciation and amortization" in the Company’s consolidated statements of operations.

Deferred financing fees—Deferred financing fees associated with the Company’s mortgages and unsecured notes are recorded in ‘‘Debt obligations, net’’ on the Company’s consolidated balance sheets. The amortization of deferred financing fees is included in ‘‘Interest expense’’ in the Company’s consolidated statements of operations.

Stock-based compensation—The Company’s equity compensation plans (refer to Note 13) are designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. Compensation cost for stock-based awards is measured on the grant date and adjusted over the period of the employees’ services to reflect: (i) estimated forfeitures; and (ii) the service conditions through the requisite service period. The awards generally vest ratably over a four-year service period. Compensation costs are recognized ratably over the applicable vesting/service period and recorded in "General and administrative" in the Company’s consolidated statements of operations.

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

The Company recorded the following provision for income tax expense (benefit) for the years ended December 31, 2025 and 2024 ($ in thousands): (1)(2)

	Years Ended December 31,
	2025	2024	2023
Current tax expense
Federal	$544	$938	$1,452
State	683	110	1,593
Total current income tax expense	1,227	1,048	3,045
Deferred income tax expense (benefit)
Federal	1,003	890	(528)
State and local	703	1,507	(798)
Total deferred income tax expense (benefit)	1,706	2,397	(1,326)
Income tax (benefit) expense	$2,933	$3,445	$1,719
(1)	During the years ended December 31, 2025, 2024 and 2023, the Company paid $1.6 million, $3.4 million and $5.4 million, respectively, in taxes.
(2)	During the year ended December 31, 2025, the Company paid federal income taxes, net of refunds, in the amount of $0.3 million and state income taxes, net of refunds in the amount of $0.4 million. State income taxes paid includes $0.5 million paid to New York State and New York City and refunds of incomes taxes paid in previous years of $0.2 million from Utah.

The Company’s reconciliation of the income tax expense (benefit) if computed at the U.S. federal statutory income tax rate to the Company’s reported income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 is as follows ($ in thousands):

	Years Ended December 31,
	2025		2024		2023
Income tax expense (benefit) of taxable subsidiaries at statutory rates	$1,382	21%	$1,929	21%	$3,029	21%
State income taxes, net of federal benefit	1,027	16%	1,318	14%	2,107	15%
Unrecognized tax benefit limited by section 162(m)	1,314	20%	—	0%	—	0%
Equity-based compensation and other permanent items	796	12%	1,339	15%	—	0%
Basis adjustments	—	0%	—	0%	(3,415)	-24%
Goodwill write off at taxable subsidiary	—	0%	—	0%	(2,694)	-19%
Miscellaneous	12	0%	7	0%	(49)	0%
Return to (benefit) provision	(170)	-3%	(544)	-6%	171	1%
Increase (decrease) to valuation allowance	(1,428)	-22%	(604)	-7%	2,570	18%
Income tax (benefit) expense	$2,933	45%	$3,445	38%	$1,719	12%

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

The Company had the following deferred tax assets (liabilities) as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Basis differences	$1,915	$1,941
Deferred expense	(259)	1,869
Deferred revenue	(6)	(11)
Net operating loss carryforwards(1)	2,491	3,475
Valuation allowance	(625)	(2,052)
Deferred tax asset, net	$3,516	$5,222
(1)	The net operating loss carryforwards carry forward indefinitely and do not expire. Net operating loss deductions, however, are limited to 80% of taxable income when utilized.

Derivative instruments and hedging activity—The Company’s use of derivative financial instruments is associated with debt issuances and primarily limited to the utilization of interest rate swaps and interest rate caps to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes. Refer to Note 12 for more information on the Company’s derivative activity.

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

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of December 31, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,564	$3,576	$3,455	$3,680
Ground Lease receivables(1)	2,004	2,159	1,833	2,043
Loans receivable, net(1)	46	46	—	—
Loans receivable, net - related party(1)	113	116	112	115
Cash and cash equivalents(2)	22	22	8	8
Restricted cash(2)	9	9	9	9

Liabilities
Debt obligations, net(1)
Level 1	1,429	1,414	1,426	1,335
Level 3	3,157	2,656	2,891	2,351
Total debt obligations, net	4,586	4,070	4,317	3,686
(1)	The fair value of the Company’s net investment in sales-type leases, Ground Lease receivables, loans receivable, net and loans receivable, net – related party are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

Redeemable Noncontrolling Interests—In February 2022, the Company sold 108,571 Caret units (refer to Note 13) for $19.0 million to third-party investors and received a commitment from an existing shareholder (which was affiliated with one of the Company’s former independent directors) for the purchase of 28,571 Caret units for $5.0 million (which did not close). As part of the sale, the Company agreed to use commercially reasonable efforts to provide public market liquidity for such Caret units by seeking to provide a listing of the Caret units, or securities into which they may be exchanged, within two years of the sale. Because public market liquidity was not achieved by February 2024, the investors in the February 2022 transaction had the right to cause their Caret units purchased in February 2022 to be redeemed by Portfolio Holdings at their original purchase price less the amount of distributions previously made on such units. During the three months ended March 31, 2024, the redemption option was extended to April 2024. In April 2024, all of the investors in the February 2022 transaction exercised this right and elected to have their Caret units redeemed at the original purchase price less the amount of distributions previously made on such units.

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

In May 2023, the Company entered into a joint venture with a sovereign wealth fund, which was and is also an existing shareholder, focused on new acquisitions for certain Ground Lease investments. The Company committed approximately $275 million for a 55% controlling interest in the joint venture and the sovereign wealth fund committed approximately $225 million for a 45% noncontrolling interest in the joint venture. Each party’s commitment is discretionary. The joint venture is a voting interest entity and the Company consolidates the joint venture in its financial statements due to its controlling interest. The Company receives a management fee, measured on an asset-by-asset basis, equal to 25 basis points on invested equity for such asset for the first five years following its acquisition, and 15 basis points on invested equity thereafter. The Company will also receive a promote of 15% over a 9% internal rate of return, subject to a 1.275x multiple on invested capital. Since formation through August 30, 2024, the joint venture acquired nine Ground Leases for an aggregate purchase price of $170.4 million, of which $101.2 million had been funded as of August 30, 2024. On August 30, 2024, the Company acquired its partners’ share of the outstanding commitment for all existing Ground Leases in the venture for $48.3 million. The excess of the purchase price and related transaction costs over the carrying value of $46.0 million was recorded as a reduction to additional paid-in capital in the Company’s consolidated statement of changes in equity. The venture remains in place, and the partner's participation right in certain qualifying Ground Lease investment opportunities expired on September 30, 2024.

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

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Total undiscounted cash flows(1)	$34,314,838	$32,934,705
Unguaranteed estimated residual value(1)	3,099,768	3,039,649
Present value discount	(33,840,181)	(32,512,580)
Allowance for credit losses	(10,750)	(6,821)
Net investment in sales-type leases	$3,563,675	$3,454,953
(1)	As of December 31, 2025, total discounted cash flows were approximately $3,541 million and the discounted unguaranteed estimated residual value was $33.7 million. As of December 31, 2024, total discounted cash flows were approximately $3,430 million and the discounted unguaranteed estimated residual value was $32.0 million.

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the year ended December 31, 2025 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Beginning balance	$3,454,953	$1,833,398	$5,288,351
Origination/acquisition/fundings(1)	47,209	135,680	182,889
Accretion	65,442	36,061	101,503
Provision for credit losses	(3,929)	(1,208)	(5,137)
Ending balance(2)	$3,563,675	$2,003,931	$5,567,606
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of December 31, 2025 and 2024, all of the Company’s net investment in sales-type leases and Ground Lease receivables were current in their payment status. As of December 31, 2025, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.3% and 5.7%, respectively. As of December 31, 2025, the weighted average remaining life of the Company’s 55 Ground Lease receivables was 96.3 years.

Allowance for Credit Losses—Changes in the Company’s allowance for credit losses on net investment in sales-type leases and Ground Lease receivables for the years ended December 31, 2025, 2024 and 2023 were as follows ($ in thousands):

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Year Ended December 31, 2025	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$6,385	$436	$—	$6,821
Provision for (recovery of) credit losses(1)	3,829	100	32	3,961
Allowance for credit losses at end of period(2)	$10,214	$536	$32	$10,782

Year Ended December 31, 2024
Allowance for credit losses at beginning of period	$387	$78	$—	$465
Provision for (recovery of) credit losses(1)	5,998	358	—	6,356
Allowance for credit losses at end of period(2)	$6,385	$436	$—	$6,821

Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (refer to Note 3)(3)	280	71	6	357
Provision for (recovery of) credit losses(1)	107	7	(6)	108
Allowance for credit losses at end of period(2)	$387	$78	$—	$465

	Ground Lease receivables
	Stabilized	Development	Unfunded
Year Ended December 31, 2025	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$2,652	$1,012	$37	$3,701
Provision for (recovery of) credit losses(1)	935	273	47	1,255
Allowance for credit losses at end of period(2)	$3,587	$1,285	$84	$4,956

Year Ended December 31, 2024
Allowance for credit losses at beginning of period	$123	$246	$37	$406
Provision for (recovery of) credit losses(1)	2,529	766	—	3,295
Allowance for credit losses at end of period(2)	$2,652	$1,012	$37	$3,701

Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Impact from adoption of new accounting standard (refer to Note 3)(3)	102	97	84	283
Provision for (recovery of) credit losses(1)	21	149	(47)	123
Allowance for credit losses at end of period(2)	$123	$246	$37	$406
(1)	The provision for credit losses for the year ended December 31, 2025 was due primarily to growth in the portfolio during the period. The provision for credit losses for the year ended December 31, 2024 was due primarily to enhancements to the Company’s general provision for credit loss methodology in the third quarter of 2024 (refer to Note 3), current market conditions and growth in the portfolio during the period. During the year ended December 31, 2023, the Company recorded a provision for credit losses on net investment in sales-type leases and Ground Lease receivables of $0.1 million and $0.2 million, respectively. The provision for credit losses was due primarily to a declining macroeconomic forecast since December 31, 2022.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.
(3)	On January 1, 2023, the Company recorded an allowance for credit losses on net investment in sales-type leases of $0.4 million and an allowance for credit losses on Ground Lease receivables of $0.2 million upon the adoption of ASU 2016-13. The Company also recorded an allowance for credit losses of $0.1 million related to expected credit losses for unfunded commitments and was recorded in "Accounts payable, accrued expenses and other liabilities."

The Company’s amortized cost basis in net investment in sales-type leases and Ground Lease receivables, presented by year of origination and by stabilized or development status, was as follows as of December 31, 2025 ($ in thousands):

	Year of Origination
	2025	2024	2023	2022	2021	Prior to 2021	Total
Net investment in sales-type leases
Stabilized properties	$22,955	$36,488	$51,253	$665,105	$1,119,446	$1,329,290	$3,224,537
Development properties	21,606	114,401	22,498	39,194	123,669	28,520	349,888
Total	$44,561	$150,889	$73,751	$704,299	$1,243,115	$1,357,810	$3,574,425

	Year of Origination
	2025	2024	2023	2022	2021	Prior to 2021	Total
Ground Lease receivables
Stabilized properties	$38,076	$—	$19,950	$158,930	$204,531	$655,451	$1,076,938
Development properties	58,861	128,497	24,890	639,514	80,103	—	931,865
Total	$96,937	$128,497	$44,840	$798,444	$284,634	$655,451	$2,008,803

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

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2025, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2026	$110,761	$8,580	$1,545	$120,886
2027	113,326	9,320	1,695	124,341
2028	115,657	9,595	1,746	126,998
2029	118,241	9,785	1,753	129,779
2030	121,406	11,005	1,753	134,164
Thereafter	29,880,753	3,513,757	284,160	33,678,670
Total undiscounted cash flows	$30,460,144	$3,562,042	$292,652	$34,314,838

During the years ended December 31, 2025, 2024 and 2023, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Year Ended December 31, 2025	Leases	Receivables	Total
Cash	$115,853	$68,721	$184,574
Non-cash	65,442	36,061	101,503
Total interest income from sales-type leases	$181,295	$104,782	$286,077

Year Ended December 31, 2024
Cash	$111,909	$60,486	$172,395
Non-cash	61,090	30,765	91,855
Total interest income from sales-type leases	$172,999	$91,251	$264,250

Year Ended December 31, 2023
Cash	$101,306	$50,417	$151,723
Non-cash	57,913	25,867	83,780
Total interest income from sales-type leases	$159,219	$76,284	$235,503

Note 5—Real Estate, Real Estate-Related Intangibles and Real Estate Available and Held for Sale

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	December 31, 2025	December 31, 2024
Land and land improvements, at cost	$547,739	$547,739
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(52,222)	(46,428)
Total real estate, net	$688,749	$694,543
Real estate-related intangible assets, net	204,016	208,731
Real estate available and held for sale	2,028	7,233
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	$894,793	$910,507

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of December 31, 2025
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(24,658)	$161,344
In-place lease assets, net(2)	70,445	(28,463)	41,982
Other intangible assets, net	750	(60)	690
Total	$257,197	$(53,181)	$204,016

	As of December 31, 2024
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(21,524)	$164,478
In-place lease assets, net(2)	69,631	(26,076)	43,555
Other intangible assets, net	750	(52)	698
Total	$256,383	$(47,652)	$208,731
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible asset	Location	2025	2024	2023
Above-market lease assets (decrease to income)	Operating lease income	$3,135	$3,135	$3,135
In-place lease assets (decrease to income)	Depreciation and amortization	2,386	3,526	3,540
Other intangible assets (decrease to income)	Operating lease income	8	8	8

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2026	$3,538
2027	3,538
2028	3,530
2029	3,530
2030	3,530
(1)	As of December 31, 2025, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 81.6 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of December 31, 2025
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(6,529)	$62,089

	As of December 31, 2024
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(5,696)	$62,922
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible liability	Location	2025	2024	2023
Below-market lease liabilities (increase to income)	Operating lease income	$833	$833	$837

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2025, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent(1)	Rent	Total
2026	$7,599	$18,469	$2,357	$5,807	$421	$34,653
2027	7,599	18,856	2,388	5,807	421	35,071
2028	7,599	19,203	2,421	5,807	304	35,334
2029	7,599	19,558	2,453	5,807	—	35,417
2030	7,599	19,918	2,490	5,807	—	35,814
Thereafter	425,575	4,267,323	425,745	13,643	—	5,132,286
(1)	The tenant under the Park Hotels master lease elected to extend the leases underlying three of the five hotels past the initial lease maturity of December 2025. On October 22, 2025, the Company sent the tenant under the Park Hotels master lease a termination notice for all five hotels and commenced litigation against its tenant and Park Intermediate Holdings LLC, guarantor under the master lease, for certain breaches, among other things, related to the maintenance and operations of the hotels. There are no assurances that the Company will be able to terminate the master lease or prevail in its litigation.

Note 6—Loans Receivable, net

In the second quarter of 2025, the Company originated leasehold loans in conjunction with its Ground Leases. These leasehold loans allow the Company’s Ground Lease tenants to receive their full capital structure needs from one source. As of December 31, 2025, the Company had four senior mortgages with an aggregate outstanding principal balance of $46.0 million and an aggregate carrying value of $46.1 million. The Company’s four leasehold loans have initial maturities that range from May 2028 to December 2029, excluding all extension options that can be exercised by the borrower subject to certain conditions, and accrue interest at a weighted average rate of 6.17%, assuming a SOFR rate of 3.69% as of December 31, 2025 for the Company’s three floating rate loans.

Credit Characteristics—As part of the Company’s process for monitoring the credit quality of its leasehold loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain, and there can be no assurance that actual performance will be similar to current expectations. The Company designates loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans, if any, are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2025, all of the Company’s leasehold loans were current in their payment status and had a risk rating of 3.

Allowance for Credit Losses—During the year ended December 31, 2025, the Company recorded a provision for credit losses (refer to Note 3) of $1.4 million on its leasehold loans, including $1.1 million related to unfunded commitments. Allowances on unfunded commitments are recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets. The provision for credit losses during the year ended December 31 was due to the origination of new loans during the period.

Unfunded Commitments—The Company has commitments to fund construction and development loans over a period of time if and when its borrowers meet established milestones and other performance criteria. The Company refers to these arrangements as performance-based commitments. As of December 31, 2025, the Company had $137.7 million of such commitments.

Note 7—Loan Receivable, net — Related Party

On March 31, 2023, the Company, as lender and as administrative agent, and Star Holdings, as borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023 and March 28, 2025, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million at Star Holding’s election (the “Incremental Term Loan Facility”, together with the Secured Term Loan Facility, as amended, the “Star Holdings Term Loan Facility”). During the years ended December 31, 2025, 2024 and 2023, the Company recorded $9.4 million, $9.5 million and $7.1 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income – related party” in the Company’s consolidated statements of operations. As of both December 31, 2025 and 2024, the Star Holdings Term Loan Facility had a principal balance of $115.0 million.

The Star Holdings Term Loan Facility is a secured credit facility. Borrowings under the Star Holdings Term Loan Facility bear interest at a fixed rate of 8.00% per annum, which may increase to 10.00% per annum if any loans remain outstanding under the Incremental Term Loan Facility. On March 28, 2025, the Company and Star Holdings entered into an amendment to the Star Holdings Term Loan Facility that extended the maturity date by one year to March 31, 2028, provides that Star Holdings may re-borrow amounts that have been repaid on the Incremental Term Loan Facility and permits Star Holdings to repurchase up to $10.0 million in shares of its common stock, subject to certain conditions. The Star Holdings Term Loan Facility is secured by a first-priority perfected security pledge of all the equity interests in Star Holding’s primary real estate subsidiary. Since the first quarter of 2024, within five business days after Star Holdings has delivered its unaudited quarterly financial statements, Star Holdings has been required to apply any unrestricted cash on its balance sheet in excess of the aggregate of (i) an operating reserve; and (ii) $50 million, to prepay the Star Holdings Term Loan Facility or alternatively, with the consent of the Company, Star Holdings may apply such cash to prepay its margin loan facility with Morgan Stanley Bank, N.A., which is secured by Star Holdings’ shares of the Company’s common stock, in lieu of any prepayment of the Star Holdings Term Loan Facility. The operating reserve is calculated on a quarterly basis and is equal to the aggregate of projected operating expenses (including payments to the Star Holdings local property consultants but excluding management fees and public company costs), projected land carry costs, projected capital expenditure and projected interest expense on the margin loan facility and the Star Holdings Term Loan Facility for the next twelve months; less the projected operating revenues for the next twelve months consistent with the operating budget approved by the Company.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded a provision for (recovery of) credit losses of ($0.1) million, ($0.1) million and $2.4 million, respectively, on the Star Holdings Term Loan Facility which was originated at the time of the Merger in conjunction with the Spin-Off.

Note 8—Equity Investments

The Company’s equity investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings from
	Carrying Value		Equity Method Investments(1)
	as of		For The Years Ended
	December 31,	December 31,	December 31,
	2025	2024	2025	2024	2023
Equity investment
425 Park Avenue	$139,592	$137,348	$3,617	$3,245	$3,536
32 Old Slip	67,865	57,574	4,747	5,662	5,670
Ground Lease Plus Fund(1)	30,787	30,103	1,261	2,271	5,415
Leasehold Loan Fund(2)	42,606	25,009	9,264	11,799	9,608
Total	$280,850	$250,034	$18,889	$22,977	$24,229
(1)	As of December 31, 2025, the Company has a basis difference of $12.4 million in the Ground Lease Plus Fund. During the years ended December 31, 2025, 2024 and 2023, $7.0 million, ($0.1) million and $2.4 million, respectively, of the basis difference was recognized as an increase (decrease) to earnings from equity method investments.
(2)	As of December 31, 2025, the Company has a basis difference of $2.7 million in the Leasehold Loan Fund that will be amortized over a weighted average remaining term of 0.5 years using the effective interest method. During the years ended December 31, 2025, 2024 and 2023, $3.8 million, $4.8 million and $3.0 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments.

425 Park Avenue—In August 2019, the Company formed a venture with a sovereign wealth fund that was and is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and is the manager of the venture.

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

In November 2021, iStar acquired land for $33.3 million and simultaneously structured and entered into a Ground Lease on which a multi-family project would be constructed (refer also to Note 15). In December 2021, iStar sold the Ground Lease to the Ground Lease Plus Fund and recognized no gain or loss on the sale. At the time of iStar’s acquisition in November 2021, the Company and iStar entered into an agreement pursuant to which the Company would acquire the land and related Ground Lease from the Ground Lease Plus Fund if certain construction related conditions were met by a specified time period. In January 2024, the Company acquired the Ground Lease from the Ground Lease Plus Fund for $38.3 million, excluding amounts funded by the Company pursuant to a leasehold improvement allowance (refer to Note 15).

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

In February 2022, the Leasehold Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a life science property. In August 2025, the loan commitment was reduced to $30.0 million. As of December 31, 2025, the Leasehold Loan Fund funded $19.9 million of the commitment.

In June 2022, the Leasehold Loan Fund committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a mixed-use property. In July 2025, the loan commitment was reduced to $55.5 million. As of December 31, 2025, the Leasehold Loan Fund funded $44.5 million of the commitment.

In July 2024, the Leasehold Loan Fund committed to provide a $31.5 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s construction of a student housing property. As of December 31, 2025, the Leasehold Loan Fund funded $20.4 million of the commitment.

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company’s equity method investments as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	As of December 31,
	2025	2024
Total assets	$1,214,543	$1,026,071
Total liabilities	592,555	602,428
Noncontrolling interests	552	552
Total equity attributable to parent entities	621,436	423,091

	Year Ended December 31,
	2025	2024	2023
Total revenues	$60,326	$65,094	$64,728
Total expenses	42,176	24,860	23,451
Net income	18,150	40,234	41,277
Net income attributable to parent entities	18,076	40,095	40,856

Note 9—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	December 31, 2025	December 31, 2024
Operating lease right-of-use asset(1)	$26,085	$29,707
Interest rate hedge assets	21,315	45,439
Deferred finance costs, net(2)	11,536	16,471
Other assets(3)	12,211	12,278
Purchase deposits	—	42
Leasing costs, net	422	431
Corporate furniture, fixtures and equipment, net	461	647
Deferred expenses and other assets, net	$72,030	$105,015
(1)	Operating lease right-of-use asset (and operating lease liability below) relates primarily to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company’s consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.5 million, $0.5 million and $0.5 million, respectively, in "Real estate expense" and $0.5 million, $0.5 million and $0.5 million, respectively, in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%. The Company also has operating leases for office space.
(2)	Accumulated amortization of deferred finance costs was $8.4 million and $3.5 million as of December 31, 2025 and 2024, respectively.
(3)	As of December 31, 2025 and 2024, includes $2.9 million and $3.7 million, respectively, of management fees due from Star Holdings. Through December 31, 2025, the Company has earned $47.9 million of management fees from Star Holdings and as of December 31, 2025, $2.1 million of the transaction price is attributable to performance obligations that remain unsatisfied.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	December 31, 2025	December 31, 2024
Interest payable	$103,656	$87,854
Other liabilities	19,495	17,105
Dividends declared and payable	13,559	13,307
Operating lease liabilities(1)	5,622	10,374
Accrued expenses(2)	19,088	16,351
Accounts payable, accrued expenses and other liabilities	$161,420	$144,991
(1)	Refer to Note 11.
(2)	As of December 31, 2025 and 2024, accrued expenses primarily includes accrued compensation, legal, audit and property expenses.

Note 10—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	December 31, 2025	December 31, 2024	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,271,113	$1,498,113	4.03%	August 2027 to November 2069
Total secured credit financing(3)	1,271,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
6.10% senior notes	300,000	300,000	6.10%	April 2034
5.65% senior notes	400,000	400,000	5.65%	January 2035
3.98% senior notes	475,000	475,000	3.98%	February 2052
5.15% senior notes	164,478	160,204	5.15%	May 2052
2024 Unsecured Revolver	780,000	689,000	SOFR plus 0.85%	May 2029
2025 Unsecured Term Loan	400,000	—	SOFR plus 0.90%	November 2030
Trust preferred securities	100,000	100,000	Adjusted SOFR plus 1.50%	October 2035
Total unsecured financing	3,369,478	2,874,204
Total debt obligations	4,640,591	4,372,317
Debt premium, discount and deferred financing costs, net	(54,704)	(54,878)
Total debt obligations, net	$4,585,887	$4,317,439
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of December 31, 2025, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.38%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within "Accounts payable, accrued expenses, and other liabilities" on the Company’s consolidated balance sheets. As of December 31, 2025, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 8), unsecured senior notes, 2025 Unsecured Term Loan and trust preferred securities were 4.26% and 3.91%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of December 31, 2025, $1.8 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of December 31, 2025, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 4.03% and have maturities between August 2027 and November 2069. In October 2025, the Company defeased $227.0 million principal amount of debt obligations scheduled to mature in April 2027. The Company incurred $2.2 million of costs in connection with the defeasance which is recognized in “Loss on early extinguishment of debt” in the Company’s consolidated statement of operations.

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

2024 Unsecured Revolver—In April 2024, the Company entered into a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”), which replaced the Company’s 2021 Unsecured Revolver (see below) and 2023 Unsecured Revolver (see below), each of which were terminated. At the time of termination, $916 million was drawn on the 2021 Unsecured Revolver, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has an extended maturity date of May 1, 2029, inclusive of two six-month extension options. On September 12, 2025, the Company entered into an amendment to the 2024 Unsecured Revolver that modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR. As a result of that amendment, the 2024 Unsecured Revolver has a borrowing rate of SOFR plus 0.85%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.10%, subject to the Company’s credit ratings. As of December 31, 2025, there was $1.2 billion of undrawn capacity on the 2024 Unsecured Revolver.

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

2025 Unsecured Term Loan—In November 2025, the Company entered into a $400.0 million unsecured term loan (the “2025 Unsecured Term Loan”). The 2025 Unsecured Term Loan has an extended maturity date of November 15, 2030, inclusive of two one-year extension options. The 2025 Unsecured Term Loan has a borrowing rate of SOFR plus 0.90%, subject to the Company’s credit ratings. The 2025 Unsecured Term Loan also includes an accordion feature to increase the loan up to a maximum amount of $600.0 million, subject to certain conditions.

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

Under the Commercial Paper Program, the Company may issue the commercial paper notes from time to time and will use the proceeds for general corporate purposes. The Commercial Paper Program is backed by the Company’s 2024 Unsecured Revolver. The commercial paper notes will be sold under customary terms in the commercial paper market and will rank pari passu with all of Portfolio Holding’s other unsecured senior indebtedness. The interest rates will vary based on the ratings assigned to the commercial paper notes by credit rating agencies and market conditions at the time of issuance. As of December 31, 2025, the Company had no outstanding balance under the Commercial Paper Program. Borrowings reduce amounts otherwise available under the 2024 Unsecured Revolver.

The documents governing the Commercial Paper Program contain customary representations, warranties, covenants, defaults and indemnification provisions, and provide the terms under which the Notes will be sold pursuant to an exemption from the federal and state securities laws.

Debt Covenants—The Company is subject to financial covenants under the 2024 Unsecured Revolver and the 2025 Unsecured Term Loan, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.25x; (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2024 Unsecured Revolver and 2025 Unsecured Term Loan, as applicable; and (iii) limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. In addition, the 2024 Unsecured Revolver and 2025 Unsecured Term Loan contain customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes, 5.15% Notes, 6.10% Notes and 5.65% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 6.10% Notes and 5.65% Notes are also subject to a financial covenant limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or the Company’s existing or future material credit facilities, including the 2024 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2025, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of December 31, 2025, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2026	$—	$—	$—
2027	10,000	—	10,000
2028	79,193	—	79,193
2029	—	780,000	780,000
2030	—	400,000	400,000
Thereafter	1,181,920	2,189,478	3,371,398
Total principal maturities	1,271,113	3,369,478	4,640,591
Debt premium, discount and deferred financing costs, net	(25,790)	(28,914)	(54,704)
Total debt obligations, net	$1,245,323	$3,340,564	$4,585,887
(1)	As of December 31, 2025, the Company’s weighted average maturity for its secured mortgages was 29.8 years. In October 2025, the Company defeased $227.0 million principal amount of debt obligations scheduled to mature in April 2027.

Note 11—Commitments and Contingencies

Lease Commitments—Future minimum lease obligations under non-cancelable operating leases as of December 31, 2025 are as follows ($ in thousands):(1)

2026	$668
2027	745
2028	752
2029	772
2030	788
Thereafter	7,190
Total undiscounted cash flows(1)	10,915
Present value discount(2)	(5,293)
Lease liabilities	$5,622
(1)	Includes cash flows that relate to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease.
(2)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.5% and the weighted average remaining lease term is 17.0 years. The Company assumed its operating leases from iStar in connection with the Merger and therefore did not directly make any payments under its operating leases for the three months ended March 31, 2023. During the years ended December 31, 2025 and 2024 and the nine months ended December 31, 2023, the Company made payments of $5.7 million, $5.7 million and $4.3 million, respectively, related to its operating leases.

Unfunded Commitments— The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of December 31, 2025, the Company had $142.3 million of such commitments, excluding commitments to be funded by noncontrolling interests.

Other Commitments—The Company funds construction and development loans and build-outs of space in real estate assets over a period of time, both individually and through the Leasehold Loan Fund, if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of December 31, 2025, the Company had $154.8 million of such commitments.

Legal Proceedings—The Company evaluates developments in legal proceedings that could require a liability to be accrued and/or disclosed.

On October 22, 2025, the Company sent the tenant under the Park Hotels master lease (“Park Tenant”) a termination notice for all five hotels and commenced litigation against the Park Tenant and Park Intermediate Holdings LLC, guarantor under the master lease, for certain breaches, among other things, related to the maintenance and operations of the hotels. The litigation is captioned In re Park Hotels Litigation, C.A. No. 2025-1210-LWW, pending in the Delaware Court of Chancery. The Park Tenant has disputed the Company’s right to terminate the lease, and that issue, among others, is subject to the litigation, which includes counterclaims filed by the Park Tenant. Although the Company believes its claims are meritorious, there are no assurances that it will prevail in its litigation.

Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor are any of its properties the subject of, any other pending legal proceeding that would have a material adverse effect on the Company’s consolidated financial statements.

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

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of December 31, 2025 and 2024 ($ in thousands):(1)(2)(3)

	December 31, 2025	December 31, 2024
	Fair	Fair	Balance Sheet
Derivative Type	Value	Value	Location
Assets
Interest rate swaps	$21,315	$45,439	Deferred expenses and other assets, net
Total	$21,315	$45,439
(1)	As of December 31, 2025, the Company has two interest rate swap derivatives outstanding that mature in April 2028 and have an aggregate $500.0 million notional amount, which hedge in-place floating-rate debt. The Company also has a designated derivative outstanding with a $150.0 million notional amount that matures in June 2026 that protects the Company against interest rate volatility with respect to future long-term debt with a tenor of approximately 30 years.
(2)	The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $2.7 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.
(3)	During the years ended December 31, 2025, 2024 and 2023, the Company received $13.1 million, $32.1 million and $11.4 million, respectively, in settlement of certain interest rate hedges.

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

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

		Amount of Gain	Amount of Gain
		(Loss) Recognized in	(Loss) Reclassified
	Location of Gain (Loss)	Accumulated Other	from Accumulated
	When Recognized	Comprehensive	Other Comprehensive
Derivatives Designated in Hedging Relationships	in Income	Income	Income into Earnings
For the Year Ended December 31, 2025
Interest rate swaps	Interest expense	$(4,661)	$1,739

For the Year Ended December 31, 2024
Interest rate swaps	Interest expense	$56,288	$5,959

For the Year Ended December 31, 2023
Interest rate swaps	Interest expense	$13,621	$3,048
Interest rate swaps(1)	Other income	—	15,191
(1)	For the year ended December 31, 2023, $15.2 million was reclassified to “Other income” in the Company’s consolidated statements of operations due to a hedge forecasted for permanent debt that did not occur.

Note 13—Equity

Common Stock—As of December 31, 2025, the Company has one class of common stock outstanding.

In April 2023, the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement on Form S-3ASR. In addition, the Company and Portfolio Holdings entered into an ATM Equity Offering Sales Agreement (the “Primary Sales Agreement”) with the sales agents named therein pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $300.0 million (the “Primary Shares”) through or to the sales agents. The Company may sell the Primary Shares in amounts and at times to be determined by the Company from time to time but has no obligation to sell any of the Primary Shares. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of its funding. Through December 31, 2025, the Company has not sold any shares of its common stock through the Primary Sales Agreement.

On February 4, 2025, the Company’s board of directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The Company has no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares will be returned to the status of authorized but unissued shares of common stock. As of December 31, 2025, the Company had not repurchased any of its outstanding common stock pursuant to its share repurchase program.

Equity Plans—The Company has a Long-Term Incentive Program (the “LTIP”) originally adopted by iStar’s board of directors and approved by iStar’s stockholders in 2021, designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the LTIP are made at the discretion of the Company’s Board of Directors. Grants under the LTIP are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. In June 2023, the Company issued an aggregate 24,336 vested shares of its common stock with a grant date fair value of $23.58 per share to its directors in consideration for their annual service as directors. In May 2024, the Company issued an aggregate 32,300 shares of its common stock with a grant date fair value of $20.78 per share to its directors that vest after one year in consideration for their annual service as directors. In May 2025, the Company issued an aggregate 39,911 shares of its common stock with a grant date fair value of $15.34 per share to its directors that vest after one year in consideration for their annual service as directors. As of December 31, 2025, an aggregate of 761,653 shares of the Company’s common stock remains available for issuance under the LTIP.

Changes in non-vested restricted stock units during the year ended December 31, 2025 were as follows (number of shares and $ in thousands, except per share amounts):

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
	of Shares	Per Share	Value
Nonvested at beginning of period	563	$26.49	$10,403
Granted(1)	941	$8.37	—
Vested(1)	(147)	$28.67	—
Forfeited	(4)	$21.78	—
Nonvested at end of period	1,353	$13.68	$18,529
(1)	The Company granted 349,676 shares of common stock to certain employees under the LTIP as part of annual incentive awards that included a mix of cash and equity awards. The weighted average grant date fair value per share of these share awards was $18.66 and the total fair value was $6.5 million. The shares are fully-vested and 203,151 shares were issued net of statutory minimum required tax withholdings.

The total fair value of restricted stock units that vested during the year ended December 31, 2025 was $2.7 million and the weighted average grant date fair value per share of restricted stock units granted during the year ended December 31, 2025 was $8.37. As of December 31, 2025, there was $10.3 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 3.41 years.

Caret Performance Incentive Plan—During the third quarter of 2018, Old SAFE adopted, and in the second quarter of 2019, its stockholders approved, the Caret Performance Incentive Plan (the “Original Caret Performance

Incentive Plan”). Under the Original Caret Performance Incentive Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Original Caret Performance Incentive Plan participants, including certain of executives of iStar, and Old SAFE’s directors and service providers. Grants under the Original Caret Performance Incentive Plan were subject to vesting based on time-based service conditions and hurdles relating to Old SAFE’s common stock price, all of which have been satisfied. In connection with the Merger, certain of Old SAFE’s former executive officers, entered into re-vesting agreements pursuant to which the executives agreed to subject 25% of their previously vested Caret units to additional time vesting conditions, which have also been satisfied.

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

Prior to the Merger, the Old SAFE compensation committee, and following the Merger, the Company’s compensation committee, approved the award of 76,801 new Caret units with an estimated grant date fair value of $8.1 million to executive officers and other employees, other than the Company’s Chief Executive Officer and the Company’s then President and Chief Investment Officer, including 15,000 Caret units to the Company’s Chief Financial Officer. The new Caret unit awards were granted immediately following the Merger and the effectiveness of the Amended Caret Performance Incentive Plan, and cliff vest on March 31, 2027 if the Company’s common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days during that four-year period. In December 2025, the Company granted 50,000 Caret units to one employee that will vest pro rata annually over a five-year period, subject to continued employment and service conditions. As of December 31, 2025, there was $5.9 million of total unrecognized compensation cost related to all unvested Caret units that is expected to be recognized over a weighted average remaining vesting/service period of 2.07 years.

As of December 31, 2025, and after giving effect to the Caret Restructuring and the post-Merger Caret unit awards, Amended Caret Performance Incentive Plan participants held 1,421,004 Caret units, representing 14.9% of the then-outstanding Caret units and 11.9% of the then-authorized Caret units.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $1.5 million, $0.9 million and $1.5 million in expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets.

401(K) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company’s Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s contributions, up to a maximum of 10% of the participants’ compensation. The Company made gross contributions of $0.6 million for the year ended December 31, 2025.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company’s derivative transactions.

Noncontrolling Interests— Noncontrolling interests includes unrelated third-party equity interests in ventures that are consolidated in the Company’s consolidated financial statements and Caret units that have been sold to third-parties (refer to Note 1) or have been granted to employees or former employees. See also “Redeemable Noncontrolling Interests” in Note 3.

Dividends—The Company (then known as iStar) elected to be taxed as a REIT beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the year ended December 31, 2025, the Company declared cash dividends on its common stock of $51.2 million, or $0.708 per share. Dividends paid in 2025 consisted of 14.321% of ordinary dividend income, 52.965% of capital gain income and 32.714% of return of capital for tax reporting purposes. The ordinary dividends consist of 88.031% qualified dividends and 11.969% of qualified section 199A dividends. During the year ended December 31, 2024, the Company declared cash dividends on its common stock of $50.9 million, or $0.708 per share. Dividends paid in 2024 consisted of 4.795% of qualified dividend income and 95.205% of return of capital for tax reporting purposes. During the year ended December 31, 2023, the Company declared cash dividends on its common stock of $48.0 million, or $0.708 per share. Dividends paid in 2023 were a return of capital for tax reporting purposes.

Note 14—Earnings Per Share

EPS is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$114,630	$106,615	$(54,565)
Net (income) loss attributable to noncontrolling interests	(161)	(852)	(408)
Net income (loss) attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$114,469	$105,763	$(54,973)

	For the Years Ended December 31,
	2025	2024	2023
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$114,469	$105,763	$(54,973)
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$114,469	$105,763	$(54,973)

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic earnings per common share	71,694	71,370	66,690
Add: Effect of assumed shares under treasury stock method for restricted stock units	92	81	—
Weighted average common shares outstanding for diluted earnings per common share	71,786	71,451	66,690

Basic and diluted earnings per common share:(1)
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$1.60	$1.48	$(0.82)
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$1.59	$1.48	$(0.82)

(1)	For the year ended December 31, 2024, the effect of 7,803 of the Company’s restricted stock awards was antidilutive. For the year ended December 31, 2023, 31,557 of the Company’s restricted stock awards were antidilutive due to the Company having a net loss for the period.

Note 15—Related Party Transactions

iStar

Prior to the Merger, the Company was externally managed by an affiliate of iStar. iStar was an active real estate investor for over 20 years and had an extensive network for sourcing investments, which included relationships with brokers, corporate tenants and developers that it has established over its long operating history.

Management Agreement

The Company was managed by iStar pursuant to a management agreement prior to the Merger in March 2023. During the year ended December 31, 2023, the Company recorded $5.2 million in management fees to the Former

Manager. These management fees are recorded in "General and administrative" in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company paid, or reimbursed iStar for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by iStar under the management agreement.

During the year ended December 31, 2023, the Company was allocated $3.1 million in expenses from iStar. These expenses are recorded in "General and administrative" in the Company’s consolidated statements of operations.

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

In April 2024, the Company entered into a discretionary commitment to fund up to $9.0 million of preferred equity in an entity that owned the leasehold interest under one of the Company’s office Ground Leases located in Washington, DC and through March 31, 2025, the Company funded $1.5 million of the commitment amount. At inception, the Company incurred $0.4 million of costs creating the entity formed to own the leasehold interest, which resulted in a total investment balance of $1.9 million and was included in “Deferred expenses and other assets” on the Company’s consolidated balance sheet as of December 31, 2024. In May 2025, the leasehold interest was acquired by a new sponsor and the Company determined its investment was not recoverable, which resulted in a $1.9 million write-off of the Company’s preferred equity investment as of March 31, 2025. The write-off is included in “Other expense” in the Company’s consolidated statement of operations. The Company has recognized $6.9 million of interest income from sales-type leases from the Ground Lease in its consolidated statements of operations for the year ended December 31, 2025.

The Company has a noncontrolling interest in the Ground Lease Plus Fund and an affiliate of an existing shareholder (which was affiliated with one of the Company’s former independent directors, whose term ended in May 2025) has a noncontrolling interest in the Ground Lease Plus Fund. The Company has entered into certain agreements to acquire certain land and related Ground Leases from the Ground Lease Plus Fund if certain construction-related conditions are met by a specified time period.  In January 2024, the Company acquired one Ground Lease from the Ground Lease Plus Fund for $38.3 million pursuant to one such agreement. In addition, the Ground Lease documents contain future funding obligations to the Ground Lease tenant of approximately $51.8 million of leasehold improvement allowance upon achievement of certain milestones. In May 2023, certain milestones were met by the tenant as it exited the pre-development stage and the tenant began accessing the leasehold improvement allowance. As of December 31, 2025, the $51.8 million leasehold improvement allowance has been fully funded. Another such agreement had a purchase price to be paid of $42.0 million, plus an amount necessary for the Ground Lease Plus Fund to achieve the greater of a 1.25x multiple and a 9% return on its investment. In addition, the Ground Lease provided for a leasehold improvement allowance up to a maximum of $83.0 million, which obligation would be assumed by the Company upon acquisition. The Company’s commitment to acquire the Ground Lease from the Ground Lease Plus Fund expired in June 2025.

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

SpinCo Manager is party to a management agreement with Star Holdings, pursuant to which it will operate and pursue the orderly monetization of Star Holding’s assets. On March 28, 2025, the Company and Star Holdings entered into an amendment to the Management Agreement that increased the management fee payable in year four of the contract from $5.0 million to $7.5 million and increased the termination fee payable by Star Holdings in certain circumstances from $50.0 million to $55.0 million. Pursuant to the management agreement, Star Holdings paid to SpinCo Manager an annual management fee of $25.0 million for the term ended March 31, 2024 and $15.0 million for the term ended March 31, 2025. The annual fee declines to $10.0 million and $7.5 million, respectively, in each of the following annual terms, and adjusts to 2.0% of the gross book value of Star Holding's assets, excluding shares of the Company’s common stock held by Star Holdings, thereafter. The management agreement had an initial one-year term and now automatically renews for successive one-year terms each anniversary date thereafter unless previously terminated. The management agreement may be terminated by Star Holdings without cause by not less than one hundred eighty days’ written notice to SpinCo Manager upon the affirmative vote of at least two-thirds of Star Holdings’ independent directors, provided, however, that if the date of termination occurs prior to March 31, 2027, the termination will be subject to payment of the applicable termination fee to SpinCo Manager. Star Holdings may also terminate the management agreement at any time with 30 days’ prior written notice from Star Holdings’ board of trustees for “cause,” as defined in the management agreement.

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

In the event of a termination by the Company based on a reduction in the amount of Star Holdings’ consolidated assets below designated thresholds, Star Holdings will pay SpinCo Manager a termination fee of $5.0 million if the termination occurs in the one-year term ending March 31, 2026, plus the balance of any unpaid portion of the annual management fee for such term.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded $11.7 million, $16.8 million and $19.4 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws. As of December 31, 2025, Star Holdings owned approximately 18.8% of the Company’s common stock outstanding through a wholly-owned subsidiary.

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

Note 16—Segment Reporting

The Company conducts its business through one reportable and one operating segment by acquiring, managing and capitalizing Ground Leases, which the Company believes provides an opportunity for safe, growing income. The Company’s chief executive officer is the chief operating decision maker (“CODM”) and uses net income (loss), as reported on the consolidated statements of operations, to measure segment operating performance. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. However, the CODM reviews interest expense and general and administrative expense on a more disaggregated basis. The CODM reviews interest expense in more detail because the Company uses its cost of capital to price its investments. The CODM also reviews general and administrative expense, which includes public company costs consisting of compensation, occupancy, and other corporate costs, in more detail to ensure its resources are in line with its business and operating needs. The measure of segment assets is reported on the Company’s consolidated balance sheets as total assets. The CODM also reviews assets and asset level metrics such as rent coverage, GAAP and cash asset yields, Ground Lease cost to value ratios, unrealized capital appreciation and certain other metrics on a regular basis.

The following table presents the Company’s expenses that are reviewed in more detail by the CODM for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest expense
Cash	$179,272	$170,315	$153,071
Non-cash	27,414	27,727	27,940
Subtotal interest expense	206,686	198,042	181,011
General and administrative(1)
Public company and other costs	41,788	41,160	37,015
Stock-based compensation	12,549	13,757	23,230
Management fees	—	—	5,199
Expense reimbursements to the Former Manager	—	—	3,125
Subtotal general and administrative	54,337	54,917	68,569
(1)	The CODM also considers management fees earned from Star Holdings (refer to Note 15) in their review of general and administrative expense because many of the Company’s employees spend time and resources performing basic functions for the management of Star Holdings. During the years ended December 31, 2025, 2024 and 2023, the Company earned $11.7 million, $16.8 million and $19.4 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

Safehold Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2025

($ in thousands)

				Cost	Gross Amount Carried
		Initial Cost to Company		Capitalized	at Close of Period					Depreciable
			Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	Encumbrances(1)	Land	Improvements	Acquisition	Land	Improvements	Total(2)	Depreciation	Acquired	(Years)
Detroit, MI	$—	$29,086	$—	$—	$29,086	$—	$29,086	$—	2017	N/A
Dallas, TX	—	1,954	—	—	1,954	—	1,954	—	2017	N/A
Dallas, TX	—	2,751	—	—	2,751	—	2,751	—	2017	N/A
Atlanta, GA	—	4,097	—	—	4,097	—	4,097	—	2017	N/A
Milwaukee, WI	—	4,638	51,323	—	4,638	51,323	55,961	11,255	2017	40	(3)
Washington, DC	—	1,484	—	—	1,484	—	1,484	—	2017	N/A
Minneapolis, MN	—	716	—	—	716	—	716	—	2017	N/A
Durango, CO	—	1,415	17,080	—	1,415	17,080	18,495	4,718	2017	35	(3)
Rohnert Park, CA	—	5,869	13,752	—	5,869	13,752	19,621	4,679	2017	32	(3)
Salt Lake City, UT	—	8,573	40,583	—	8,573	40,583	49,156	10,415	2017	34	(3)
San Diego, CA	—	5,077	24,096	—	5,077	24,096	29,173	6,534	2017	33	(3)
Seattle, WA	—	7,813	45,562	—	7,813	45,562	53,375	14,452	2017	30	(3)
Los Angeles, CA	57,936	72,836	—	—	72,836	—	72,836	—	2017	N/A
Los Angeles, CA	62,764	68,140	—	—	68,140	—	68,140	—	2017	N/A
Atlanta, GA	—	6,300	—	—	6,300	—	6,300	—	2017	N/A
Washington, DC	23,100	27,354	—	—	27,354	—	27,354	—	2018	N/A
Orlando, FL	7,800	6,626	—	—	6,626	—	6,626	—	2018	N/A
Raleigh-Durham, NC	11,940	4,502	—	—	4,502	—	4,502	—	2018	N/A
Atlanta, GA	9,882	8,478	—	—	8,478	—	8,478	—	2018	N/A
San Diego, CA	—	8,168	—	—	8,168	—	8,168	—	2018	N/A
Washington, DC	10,000	15,217	—	—	15,217	—	15,217	—	2018	N/A
Phoenix, AZ	—	5,996	—	—	5,996	—	5,996	—	2018	N/A
Washington, DC	—	21,478	—	—	21,478	—	21,478	—	2018	N/A
Miami, FL	6,000	9,170	—	—	9,170	—	9,170	—	2018	N/A
Miami, FL	2,471	3,735	—	—	3,735	—	3,735	—	2018	N/A
Washington, DC	95,000	121,100	—	—	121,100	—	121,100	—	2018	N/A
Nashville, TN	—	13,505	—	—	13,505	—	13,505	—	2018	N/A
Portland, OR	—	3,641	—	—	3,641	—	3,641	—	2019	N/A
San Antonio, TX	10,000	2,103	836	—	2,103	836	2,939	169	2019	40
Riverside, CA	—	11,399	—	—	11,399	—	11,399	—	2019	N/A
San Ramon, CA	—	19,635	—	—	19,635	—	19,635	—	2020	N/A
Washington, DC	—	44,883	—	—	44,883	—	44,883	—	2020	N/A
Real estate available and held for sale
Various	—	688	1,340	—	688	1,340	2,028	—	2023	N/A
Total (4)	$296,893	$548,427	$194,572	$—	$548,427	$194,572	$742,999	$52,222
(1)	Pledged as collateral under mortgages.
(2)	The aggregate cost for Federal income tax purposes was approximately $1.1 billion as of December 31, 2025.
(3)	These properties have land improvements with depreciable lives from 7 to 12 years.
(4)	Includes real estate available and held for sale.

The following table reconciles real estate and real estate available and held for sale for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Beginning balance	$748,204	$754,048	$740,971
Acquisitions(1)	—	—	14,585
Sales(1)	(5,205)	(5,844)	(1,508)
Ending balance(2)	$742,999	$748,204	$754,048
(1)	Represents real estate available and held for sale.
(2)	Includes real estate and real estate available and held for sale.

The following table reconciles accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Beginning balance	$46,428	$40,400	$34,371
Additions	5,794	6,028	6,029
Ending balance	$52,222	$46,428	$40,400

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

Based upon their evaluation as of December 31, 2025, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) were effective.

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

Based on management’s assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements, which are included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.   Executive Compensation

Portions of the Company’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

Portions of the Company’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

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

10.4

First Amendment, dated September 12, 2025, to the Credit Agreement among Safehold Inc., as guarantor, Safehold GL Holdings LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto as lenders, agents, arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2025, filed on November 6, 2025).

10.5

Second Amendment to Credit Agreement, dated as of December 5, 2025, among Safehold Inc., as guarantor, Safehold GL Holdings LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto as lenders, agents, arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 5, 2025).

10.6

Loan Agreement, dated as of March 30, 2017, among Barclays Bank PLC, JPMorgan Chase Bank, National Association and Bank of America, N.A., Safehold Inc. and the Safehold Inc. subsidiaries named therein as borrower (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed April 4, 2023).

10.7

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

10.9

Separation and Distribution Agreement, dated as of March 31, 2023, by and between iStar Inc. and Star Holdings (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed April 4, 2023).

10.10

Registration Rights Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed April 4, 2023).

10.11	Management Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed April 4, 2023).
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

10.17	Stockholder’s Agreement, between Safety, Income and Growth, Inc., and SFTY Venture LLC (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K, filed April 4, 2023).

10.18

Credit Agreement, dated as of November 25, 2025, among Safehold Inc., as guarantor, Safehold GL Holdings LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto as lenders, arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 26, 2025).

10.19

Registration Rights Agreement, among Safety, Income and Growth, Inc., SFTY Venture LLC and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K, filed April 4, 2023).

+10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K, filed April 4, 2023).
+10.21	Amended and Restated 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2023).
+10.22	2013 Performance Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on April 11, 2014).
+10.23	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 25, 2007).
+10.24	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008).
+10.25	Form of Award Agreement for Investment Pool (incorporated by reference to Exhibit 10.7 to our Form 10-K/A for the year ended December 31, 2014, filed on March 27, 2015).
+10.26	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.19 to our Current Report on Form 8-K, filed April 4, 2023).
+10.27	Form of Inducement Restricted Stock Units Award Agreement (Shareholder Success Plan) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, filed December 1, 2025).
+10.28	Form of Inducement Restricted Stock Units Award Agreement (Affordable Housing Plan) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, filed December 1, 2025).
+10.29	Form of Inducement Restricted Stock Units Award Agreement (Signing Bonus) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8, filed December 1, 2025).
+10.30*	Employment Letter, dated as of October 22, 2025, between Safehold Inc. and Michael Trachtenberg
+10.31*	Safehold Inc. Executive Change in Control Severance Plan
+10.32

Omnibus Assignment, Assumption and Amendment Agreement, dated as of March 31, 2023, by and among Safehold Inc., CARET Ventures LLC, Caret Management LLC, and Safehold GL Holdings LLC (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K, filed April 4, 2023).

+10.33	Amended Caret Performance Incentive Plan (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, filed April 4, 2023).
+10.34	Form of Caret Performance Incentive Award (incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K, filed April 4, 2023).
10.35

Subscription Agreement, dated as of August 10, 2022, by and among CARET Ventures LLC, Safehold Inc., the investor signatories thereto, and, solely with respect to Sections 1.1(b) and 6.1-6.18, MSD Capital, L.P. (incorporated by reference to Annex D of our Registration Statement on Form S-4/A (File No. 333-268822), filed January 26, 2023).

10.36	Amended and Restated Limited Liability Company Agreement of Safehold GL Holdings LLC (incorporated by reference to Exhibit 10.24 to our Current Report on Form 8-K, filed April 4, 2023).
10.37

Purchase and Sale Agreement, dated as of February 2, 2022, among iStar Net Lease I LLC, iStar Net Lease II LLC and other seller parties, and Carlyle Net Lease Income, L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 2, 2022).

19.1	Safehold Inc. Insider Trading Compliance Policy and Procedures (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed February 6, 2025).
21.1*	Subsidiaries of the Company
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
23.1*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0**	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
97	Safehold Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed February 13, 2024).
101**	Interactive data file
104 ∧	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*	Filed herewith.

**	Furnished herewith.

∧ In accordance with Rule 406T of Regulation S-T, the Inline XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safehold Inc. Registrant
Date:	February 12, 2026	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2026	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer (principal executive officer)

Date:	February 12, 2026	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer (principal financial officer)

Date:	February 12, 2026	/s/ CHRIS UHLICK
Chris Uhlick
Chief Accounting Officer (principal accounting officer)

Date:	February 12, 2026	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 12, 2026	/s/ JAY S. NYDICK
Jay S. Nydick Director

Date:	February 12, 2026	/s/ BARRY RIDINGS
Barry Ridings Director

Date:	February 12, 2026	/s/ STEFAN M. SELIG
Stefan M. Selig Director