Form 10-Q
period 2026-06-30
Safehold Inc.
filed 2026-07-31
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2026

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

As of July 28, 2026, there were 70,816,280 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Net investment in sales-type leases ($11,138 and $10,750 of allowances as of June 30, 2026 and December 31, 2025, respectively)	$3,674,566	$3,563,675
Ground Lease receivables, net ($5,134 and $4,872 of allowances as of June 30, 2026 and December 31, 2025, respectively)	2,130,999	2,003,931
Real estate
Real estate, at cost	743,822	740,971
Less: accumulated depreciation	(55,321)	(52,222)
Real estate, net	688,501	688,749
Real estate-related intangible assets, net	202,247	204,016
Real estate available and held for sale	—	2,028
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	890,748	894,793
Loans receivable, net ($492 and $328 of allowances as of June 30, 2026 and December 31, 2025, respectively)	64,986	46,088
Loans receivable, net - related party ($2,275 and $2,223 of allowances as of June 30, 2026 and December 31, 2025, respectively)	112,550	112,556
Equity investments	291,766	280,850
Cash and cash equivalents	15,922	21,705
Restricted cash	10,182	9,031
Deferred tax asset, net	3,271	3,516
Deferred operating lease income receivable	256,107	241,100
Deferred expenses and other assets, net(2)	68,927	72,030
Total assets	$7,520,024	$7,249,275
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$171,591	$161,420
Real estate-related intangible liabilities, net	61,673	62,089
Debt obligations, net	4,653,713	4,585,887
Total liabilities	4,886,977	4,809,396
Commitments and contingencies (refer to Note 11)
Redeemable noncontrolling interests	800	—
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 71,057 and 71,756 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	711	717
Additional paid-in capital	2,187,162	2,199,265
Retained earnings	199,294	165,737
Accumulated other comprehensive income (loss)	51,979	42,592
Total Safehold Inc. shareholders' equity	2,439,146	2,408,311
Noncontrolling interests	193,101	31,568
Total equity	2,632,247	2,439,879
Total liabilities and equity	$7,520,024	$7,249,275
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of June 30, 2026 and December 31, 2025, includes $2.5 million and $3.0 million, respectively, due from related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Interest income from sales-type leases	$76,902	$70,642	$151,936	$140,306
Operating lease income	15,806	16,706	35,962	38,088
Hotel revenues	15,937	—	25,801	—
Interest income(1)	3,291	2,712	6,400	5,045
Other income(2)	2,710	3,782	5,401	8,080
Total revenues	114,646	93,842	225,500	191,519
Costs and expenses:
Interest expense	55,188	51,265	108,703	101,691
Hotel expenses	13,932	—	26,127	—
Real estate expense	770	881	2,080	2,039
Depreciation and amortization	1,849	2,127	3,697	4,323
General and administrative	14,343	12,954	29,646	27,086
Provision for (recovery of) credit losses	270	2,350	768	4,646
Other expense	38	346	676	2,514
Total costs and expenses	86,390	69,923	171,697	142,299
Income (loss) from operations before other items	28,256	23,919	53,803	49,220
Earnings (losses) from equity method investments	3,861	4,912	7,896	9,904
Net income (loss) before income taxes	32,117	28,831	61,699	59,124
Income tax expense	(1,394)	(862)	(2,079)	(1,745)
Net income (loss)	30,723	27,969	59,620	57,379
Net (income) loss attributable to noncontrolling interests	(568)	(22)	(604)	(68)
Net income (loss) attributable to Safehold Inc. common shareholders	$30,155	$27,947	$59,016	$57,311

Per common share data:
Net income (loss)
Basic	$0.42	$0.39	$0.82	$0.80
Diluted	$0.42	$0.39	$0.82	$0.80
Weighted average number of common shares:
Basic	71,457	71,740	71,633	71,631
Diluted	71,581	71,801	71,777	71,718
(1)	For the three months ended June 30, 2026 and 2025, includes $2.3 million and $2.4 million, respectively, of interest income from related parties. For the six months ended June 30, 2026 and 2025, includes $4.7 million and $4.7 million, respectively, of interest income from related parties.
(2)	For the three months ended June 30, 2026 and 2025, includes $1.9 million and $2.7 million, respectively, of management fees from related parties. For the six months ended June 30, 2026 and 2025, includes $4.0 million and $6.3 million, respectively, of management fees from related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$30,723	$27,969	$59,620	$57,379
Other comprehensive income (loss):
Reclassification of (gains) losses on derivatives into earnings	284	(530)	562	(1,049)
Unrealized gain (loss) on derivatives	4,255	6,900	8,825	(6,213)
Other comprehensive income (loss):	4,539	6,370	9,387	(7,262)
Comprehensive income (loss)	35,262	34,339	69,007	50,117
Comprehensive (income) loss attributable to noncontrolling interests	(568)	(22)	(604)	(68)
Comprehensive income (loss) attributable to Safehold Inc.	$34,694	$34,317	$68,403	$50,049

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

			Retained	Accumulated
	Common	Additional	Earnings	Other
	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Par	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance at March 31, 2026	$718	$2,198,355	$181,797	$47,440	$32,378	$2,460,688
Net income (loss)	—	—	30,155	—	568	30,723
Issuance of common stock, net / amortization	—	470	—	—	963	1,433
Dividends declared ($0.177 per share)	—	—	(12,658)	—	—	(12,658)
Change in accumulated other comprehensive income (loss)	—	—	—	4,539	—	4,539
Contribution from noncontrolling interests	—	1,229	—	—	159,212	160,441
Distributions to noncontrolling interests	—	—	—	—	(20)	(20)
Repurchase of common stock	(7)	(12,892)	—	—	—	(12,899)
Balance at June 30, 2026	$711	$2,187,162	$199,294	$51,979	$193,101	$2,632,247

Balance at March 31, 2025	$717	$2,195,721	$119,034	$35,360	$30,344	$2,381,176
Net income (loss)	—	—	27,947	—	22	27,969
Issuance of common stock, net / amortization	—	1,038	—	—	327	1,365
Dividends declared ($0.177 per share)	—	—	(12,795)	—	—	(12,795)
Change in accumulated other comprehensive income (loss)	—	—	—	6,370	—	6,370
Distributions to noncontrolling interests	—	—	—	—	(18)	(18)
Balance at June 30, 2025	$717	$2,196,759	$134,186	$41,730	$30,675	$2,404,067

Balance at December 31, 2025	$717	$2,199,265	$165,737	$42,592	$31,568	$2,439,879
Net income (loss)	—	—	59,016	—	604	59,620
Issuance of common stock, net / amortization	3	4,378	—	—	1,776	6,157
Dividends declared ($0.354 per share)	—	—	(25,459)	—	—	(25,459)
Change in accumulated other comprehensive income (loss)	—	—	—	9,387	—	9,387
Contribution from noncontrolling interests	—	1,229	—	—	159,212	160,441
Distributions to noncontrolling interests	—	—	—	—	(39)	(39)
Redemption and transfer of noncontrolling interests	—	(1,420)	—	—	(20)	(1,440)
Repurchase of common stock	(9)	(16,290)	—	—	—	(16,299)
Balance at June 30, 2026	$711	$2,187,162	$199,294	$51,979	$193,101	$2,632,247

Balance at December 31, 2024	$714	$2,191,840	$102,472	$48,992	$30,009	$2,374,027
Net income (loss)	—	—	57,311	—	68	57,379
Issuance of common stock, net / amortization	3	5,028	—	—	656	5,687
Dividends declared ($0.354 per share)	—	—	(25,597)	—	—	(25,597)
Change in accumulated other comprehensive income (loss)	—	—	—	(7,262)	—	(7,262)
Distributions to noncontrolling interests	—	—	—	—	(42)	(42)
Redemption of noncontrolling interests	—	(109)	—	—	(16)	(125)
Balance at June 30, 2025	$717	$2,196,759	$134,186	$41,730	$30,675	$2,404,067

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$59,620	$57,379
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	3,697	4,323
Stock-based compensation expense	7,168	6,568
Deferred operating lease income	(15,007)	(15,208)
Non-cash interest income from sales-type leases	(53,702)	(49,506)
Non-cash interest expense	7,390	6,882
Amortization of real estate-related intangibles, net	928	1,155
Write-off of investment in preferred equity	—	1,945
Provision for (recovery of) credit losses	768	4,646
(Earnings) losses from equity method investments	(7,896)	(9,904)
Distributions from operations of equity method investments	3,109	4,795
Amortization of premium, discount and deferred financing costs on debt obligations, net	4,464	4,097
Proceeds received from derivative transactions	17,247	13,127
Other operating activities	1,315	(1,414)
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	(4,709)	2,251
Changes in accounts payable, accrued expenses and other liabilities	1,643	5,766
Cash flows provided by (used in) operating activities	26,035	36,902
Cash flows from investing activities:
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(184,857)	(81,293)
Origination and fundings of loans receivable, net	(18,923)	(42,090)
Contributions to equity method investments	(6,129)	(15,387)
Distributions from equity method investments	—	9,528
Net proceeds received from sale of real estate available and held for sale	1,402	1,809
Proceeds received from derivative transactions	1,678	3,351
Other investing activities	(1,767)	121
Cash flows provided by (used in) investing activities	(208,596)	(123,961)
Cash flows from financing activities:
Proceeds from debt obligations	1,622,000	543,000
Repayments of debt obligations	(1,556,000)	(420,000)
Payments for deferred financing costs	(2,469)	(441)
Dividends paid to common shareholders	(25,789)	(25,538)
Repurchase of common stock	(16,050)	—
Payment of offering costs in connection with joint venture (refer to Note 4)	(9,962)	—
Payments for withholding taxes upon vesting for stock-based compensation	(3,465)	(3,975)
Redemption of noncontrolling interests	(604)	(125)
Contributions from noncontrolling interests	170,520	—
Distributions to noncontrolling interests	(32)	(43)
Other financing activities	(220)	—
Cash flows provided by (used in) financing activities	177,929	92,878
Changes in cash, cash equivalents and restricted cash	(4,632)	5,819
Cash, cash equivalents and restricted cash at beginning of period	30,736	17,118
Cash, cash equivalents and restricted cash at end of period	$26,104	$22,937

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$15,922	$13,907
Restricted cash	10,182	9,030
Total cash and cash equivalents and restricted cash	$26,104	$22,937

Supplemental disclosure of non-cash investing and financing activity:
Dividends declared to common shareholders	$12,754	$12,789
Non-cash interest accrued to debt balances	2,179	2,123
Accrued loan acquisition costs	173	1,525
Accrued acquisition costs	1,145	—

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

Business—On March 31, 2023, Safehold Inc. (“Old Safe”) merged with and into iStar Inc. (“iStar”), at which time Old Safe ceased to exist and iStar continued as the surviving corporation and changed its name to “Safehold Inc.” (the “Merger”). Unless context otherwise requires, references to “the Company” refer to the business and operations of Old Safe and its consolidated subsidiaries prior to the Merger, and to Safehold Inc. (formerly iStar) and its consolidated subsidiaries following the consummation of the Merger. The Company is internally managed and operates its business through two segments as of January 1, 2026 – “Ground Leases,” reflecting the Company’s primary business of acquiring, managing and capitalizing ground leases, and “Hotel Operations,” reflecting the Company’s operation of certain hotel properties (refer to Note 16). The Company also manages entities focused on ground leases (refer to Note 8) and a wholly-owned subsidiary of the Company serves as external manager to Star Holdings (“Star Holdings”), a Maryland statutory trust that holds the legacy non-ground lease assets held by iStar prior to the Merger as well as shares of common stock of the Company, each of which are reflected in the Company’s Ground Leases segment. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). Under a Ground Lease, the tenant is generally responsible for all property operating expenses, such as maintenance, property taxes and insurance and is also responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index (“CPI”) based, or both) and sometimes include percentage rent participations. The Company’s CPI lookbacks are generally capped between 3.0% - 3.5% and generally start between years 11 and 21 of the lease term. In the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of June 30, 2026, the total assets of these consolidated VIEs were $442.2 million and total liabilities were $31.5 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” “Ground Lease receivables,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and had $12.0 million of unfunded commitments related to consolidated VIEs as of June 30, 2026.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of June 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,675	$3,592	$3,564	$3,576
Ground Lease receivables(1)	2,131	2,215	2,004	2,159
Loans receivable, net(1)	65	65	46	46
Loans receivable, net - related party(1)	113	116	113	116
Cash and cash equivalents(2)	16	16	22	22
Restricted cash(2)	10	10	9	9

Liabilities
Debt obligations, net(1)
Level 1	1,430	1,391	1,429	1,414
Level 3	3,224	2,725	3,157	2,656
Total debt obligations, net	4,654	4,116	4,586	4,070
(1)	The fair value of the Company’s net investment in sales-type leases, Ground Lease receivables, loans receivable, net and loans receivable, net – related party are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

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

In June 2026, the Company formed a joint venture with a Brookfield affiliate on a portfolio of Ground Leases (the “Brookfield JV”). The Company contributed seven Ground Leases to the Brookfield JV and Brookfield acquired a 49% noncontrolling interest in the venture for cash at a gross valuation of $348.0 million, or $170.5 million.

The Company maintains control of the Brookfield JV and is responsible for the day-to-day operations of the venture and the management of its assets. The Company determined the Brookfield JV is a variable interest entity under

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

ASC 810 for which the Company is the primary beneficiary and consolidates the Brookfield JV in its consolidated financial statements. The contributions from Brookfield are accounted for as “noncontrolling interests” in the Company’s consolidated financial statements. The Company has a series of call options it can exercise beginning after seven years from the Brookfield JV inception date under which it can acquire Brookfield’s noncontrolling interest in the Brookfield JV at pre-determined prices.

In May 2023, the Company entered into a joint venture with a sovereign wealth fund, which was and is an existing shareholder, focused on new acquisitions for certain Ground Lease investments. The Company committed approximately $275 million for a 55% controlling interest in the joint venture and the sovereign wealth fund committed approximately $225 million for a 45% noncontrolling interest in the joint venture. Each party’s commitment is discretionary. The joint venture is a voting interest entity and the Company consolidates the joint venture in its financial statements due to its controlling interest. The Company receives a management fee, measured on an asset-by-asset basis, equal to 25 basis points on invested equity for such asset for the first five years following its acquisition, and 15 basis points on invested equity thereafter. The Company will also receive a promote of 15% over a 9% internal rate of return, subject to a 1.275x multiple on invested capital. Since formation through August 30, 2024, the joint venture acquired nine Ground Leases for an aggregate purchase price of $170.4 million, of which $101.2 million had been funded as of August 30, 2024. On August 30, 2024, the Company acquired its partners’ share of the outstanding commitment for all existing Ground Leases in the venture for $48.3 million. The excess of the purchase price and related transaction costs over the carrying value of $46.0 million was recorded as a reduction to additional paid-in capital in the Company’s consolidated statement of changes in equity. The venture remains in place, and the partner's participation right in certain qualifying Ground Lease investment opportunities expired on September 30, 2024.

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Total undiscounted cash flows(1)	$35,845,586	$34,314,838
Unguaranteed estimated residual value(1)	3,143,707	3,099,768
Present value discount	(35,303,589)	(33,840,181)
Allowance for credit losses	(11,138)	(10,750)
Net investment in sales-type leases	$3,674,566	$3,563,675
(1)	As of June 30, 2026, total discounted cash flows were approximately $3,651 million and the discounted unguaranteed estimated residual value was $34.6 million. As of December 31, 2025, total discounted cash flows were approximately $3,541 million and the discounted unguaranteed estimated residual value was $33.7 million.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Six Months Ended June 30, 2026
Beginning balance	$3,563,675	$2,003,931	$5,567,606
Origination/acquisition/fundings(1)	77,182	107,725	184,907
Accretion	34,097	19,605	53,702
(Provision for) recovery of credit losses	(388)	(262)	(650)
Ending balance(2)	$3,674,566	$2,130,999	$5,805,565

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Six Months Ended June 30, 2025
Beginning balance	$3,454,953	$1,833,398	$5,288,351
Origination/acquisition/fundings(1)	25,770	54,948	80,718
Accretion	32,043	17,463	49,506
(Provision for) recovery of credit losses	(1,509)	(1,926)	(3,435)
Ending balance(2)	$3,511,257	$1,903,883	$5,415,140
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of June 30, 2026 and December 31, 2025, all of the Company’s net investment in sales-type leases and Ground Lease receivables were current in their payment status. As of June 30, 2026, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.3% and 5.8%, respectively. As of June 30, 2026, the weighted average remaining life of the Company’s 61 Ground Lease receivables was 96.0 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Allowance for Credit Losses—Changes in the Company’s allowance for credit losses on net investment in sales-type leases for the three and six months ended June 30, 2026 and 2025 were as follows ($ in thousands):

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Three Months Ended June 30, 2026	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$10,346	$600	$31	$10,977
Provision for (recovery of) credit losses(1)	144	48	19	211
Allowance for credit losses at end of period(2)	$10,490	$648	$50	$11,188

Three Months Ended June 30, 2025
Allowance for credit losses at beginning of period	$7,228	$469	$—	$7,697
Provision for (recovery of) credit losses(1)	605	28	30	663
Allowance for credit losses at end of period(2)	$7,833	$497	$30	$8,360

Six Months Ended June 30, 2026
Allowance for credit losses at beginning of period	$10,214	$536	$32	$10,782
Provision for (recovery of) credit losses(1)	276	112	18	406
Allowance for credit losses at end of period(2)	$10,490	$648	$50	$11,188

Six Months Ended June 30, 2025
Allowance for credit losses at beginning of period	$6,385	$436	$—	$6,821
Provision for (recovery of) credit losses(1)	1,448	61	30	1,539
Allowance for credit losses at end of period(2)	$7,833	$497	$30	$8,360
(1)	During the three months ended June 30, 2026 and 2025, the Company recorded provisions for credit losses on net investment in sales-type leases of $0.2 million and $0.7 million, respectively. The provision for credit losses for the three months ended June 30, 2026 was due primarily to growth in the carrying value of the portfolio during the period, which was partially offset by an improving macroeconomic forecast since March 31, 2026. The provision for credit losses for the three months ended June 30, 2025 was due primarily to then current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since March 31, 2025, and growth in the carrying value of the portfolio during the period. During the six months ended June 30, 2026 and 2025, the Company recorded provisions for credit losses on net investment in sales-type leases of $0.4 million and $1.5 million, respectively. The provision for credit losses for the six months ended June 30, 2026 was due primarily to growth in the carrying value of the portfolio during the period, which was partially offset by a decrease in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2025 and an improving macroeconomic forecast since December 31, 2025. The provision for credit losses for the six months ended June 30, 2025 was due primarily to then current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2024.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Changes in the Company’s allowance for credit losses on Ground Lease receivables for the three and six months ended June 30, 2026 and 2025 were as follows ($ in thousands):

	Ground Lease receivables
	Stabilized	Development	Unfunded
Three Months Ended June 30, 2026	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$3,646	$1,378	$82	$5,106
Provision for (recovery of) credit losses(1)	58	52	19	129
Allowance for credit losses at end of period(2)	$3,704	$1,430	$101	$5,235

Three Months Ended June 30, 2025
Allowance for credit losses at beginning of period	$4,116	$1,097	$26	$5,239
Provision for (recovery of) credit losses(1)	307	70	18	395
Allowance for credit losses at end of period(2)	$4,423	$1,167	$44	$5,634

Six Months Ended June 30, 2026
Allowance for credit losses at beginning of period	$3,587	$1,285	$84	$4,956
Provision for (recovery of) credit losses(1)	117	145	17	279
Allowance for credit losses at end of period(2)	$3,704	$1,430	$101	$5,235

Six Months Ended June 30, 2025
Allowance for credit losses at beginning of period	$2,652	$1,012	$37	$3,701
Provision for (recovery of) credit losses(1)	1,771	155	7	1,933
Allowance for credit losses at end of period(2)	$4,423	$1,167	$44	$5,634
(1)	During the three months ended June 30, 2026 and 2025, the Company recorded provisions for credit losses on Ground Lease receivables of $0.1 million and $0.4 million, respectively. The provision for credit losses for the three months ended June 30, 2026 was due primarily to growth in the carrying value of the portfolio during the period, which was partially offset by an improving macroeconomic forecast since March 31, 2026. The provision for credit losses for the three months ended June 30, 2025 was due primarily to then current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since March 31, 2025, and growth in the carrying value of the portfolio during the period. During the six months ended June 30, 2026 and 2025, the Company recorded provisions for credit losses on Ground Lease receivables of $0.3 million and $1.9 million, respectively. The provision for credit losses for the six months ended June 30, 2026 was due primarily to growth in the carrying value of the portfolio during the period, which was partially offset by a decrease in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2025 and an improving macroeconomic forecast since December 31, 2025. The provision for credit losses for the six months ended June 30, 2025 was due primarily to then current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2024.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s amortized cost basis in net investment in sales-type leases and Ground Lease receivables, presented by year of origination and by stabilized or development status, was as follows as of June 30, 2026 ($ in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Prior to 2022	Total
Net investment in sales-type leases
Stabilized properties	$—	$23,209	$36,874	$51,792	$670,879	$2,471,669	$3,254,423
Development properties	54,369	44,960	116,101	22,717	39,549	153,585	431,281
Total	$54,369	$68,169	$152,975	$74,509	$710,428	$2,625,254	$3,685,704

	Year of Origination
	2026	2025	2024	2023	2022	Prior to 2022	Total
Ground Lease receivables
Stabilized properties	$29,462	$38,453	$—	$20,167	$160,460	$896,052	$1,144,594
Development properties	37,996	71,959	130,212	25,133	645,392	80,847	991,539
Total	$67,458	$110,412	$130,212	$45,300	$805,852	$976,899	$2,136,133

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

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2026, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2026 (remaining six months)	$57,438	$4,507	$847	$62,792
2027	117,772	9,320	1,695	128,787
2028	121,054	9,595	1,746	132,395
2029	123,745	9,785	1,753	135,283
2030	127,021	11,005	1,753	139,779
Thereafter	31,448,633	3,513,757	284,160	35,246,550
Total undiscounted cash flows	$31,995,663	$3,557,969	$291,954	$35,845,586

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

During the three and six months ended June 30, 2026 and 2025, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended June 30, 2026	Leases	Receivables	Total
Cash	$30,461	$19,303	$49,764
Non-cash	17,165	9,973	27,138
Total interest income from sales-type leases	$47,626	$29,276	$76,902

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended June 30, 2025	Leases	Receivables	Total
Cash	$28,724	$16,801	$45,525
Non-cash	16,228	8,889	25,117
Total interest income from sales-type leases	$44,952	$25,690	$70,642

	Net Investment	Ground
	in Sales-type	Lease
Six Months Ended June 30, 2026	Leases	Receivables	Total
Cash	$60,229	$38,005	$98,234
Non-cash	34,097	19,605	53,702
Total interest income from sales-type leases	$94,326	$57,610	$151,936

	Net Investment	Ground
	in Sales-type	Lease
Six Months Ended June 30, 2025	Leases	Receivables	Total
Cash	$57,627	$33,173	$90,800
Non-cash	32,043	17,463	49,506
Total interest income from sales-type leases	$89,670	$50,636	$140,306

Note 5—Real Estate, Real Estate-Related Intangibles and Real Estate Available and Held for Sale

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	June 30, 2026	December 31, 2025
Land and land improvements, at cost	$547,739	$547,739
Buildings and improvements, at cost	196,083	193,232
Less: accumulated depreciation	(55,321)	(52,222)
Total real estate, net	$688,501	$688,749
Real estate-related intangible assets, net	202,247	204,016
Real estate available and held for sale	—	2,028
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	$890,748	$894,793

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of June 30, 2026
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(25,998)	$160,004
In-place lease assets, net(2)	70,445	(28,888)	41,557
Other intangible assets, net	750	(64)	686
Total	$257,197	$(54,950)	$202,247

	As of December 31, 2025
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(24,658)	$161,344
In-place lease assets, net(2)	70,445	(28,463)	41,982
Other intangible assets, net	750	(60)	690
Total	$257,197	$(53,181)	$204,016
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of June 30, 2026
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(6,945)	$61,673

	As of December 31, 2025
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(6,529)	$62,089
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible asset	Location	2026	2025
Above-market lease assets (decrease to income)	Operating lease income	$670	$784
In-place lease assets (decrease to income)	Depreciation and amortization	212	595
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Six Months Ended June 30,
Intangible asset	Location	2026	2025
Above-market lease assets (decrease to income)	Operating lease income	$1,340	$1,567
In-place lease assets (decrease to income)	Depreciation and amortization	425	1,191
Other intangible assets (decrease to income)	Operating lease income	4	4

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2026 (remaining six months)	$1,769
2027	3,538
2028	3,530
2029	3,523
2030	3,523
(1)	As of June 30, 2026, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 81.3 years.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2026, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent(1)	Rent	Total
2026 (remaining six months)	$3,915	$9,295	$1,183	$2,903	$210	$17,506
2027	7,829	18,876	2,388	5,807	421	35,321
2028	7,829	19,224	2,421	5,807	304	35,585
2029	7,829	19,578	2,453	5,807	—	35,667
2030	7,829	19,939	2,490	5,807	—	36,065
Thereafter	442,143	4,270,824	425,745	13,643	—	5,152,355
(1)	During the three months ended June 30, 2026 and 2025, the Company recognized $21 thousand and $0.2 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company recognized $4.5 million and $5.2 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations. The tenant under the Park Hotels master lease elected to extend the leases underlying three of the five hotels originally covered by the master lease past the initial lease maturity of December 2025. On October 22, 2025, the Company sent the tenant under the Park Hotels master lease a termination notice for all five hotels and commenced litigation against its tenant and Park Intermediate Holdings LLC, guarantor under the master lease, for certain breaches, among other things, related to the maintenance and operations of the hotels. There are no assurances that the Company will be able to terminate the master lease or prevail in its litigation. The Company became responsible for operating the two hotel properties that reverted to it on January 1, 2026.

Note 6—Loans Receivable, net

In the second quarter of 2025, the Company began originating leasehold loans in conjunction with certain of its Ground Leases. These leasehold loans allow the Company’s Ground Lease tenants to receive their full capital structure needs from one source. As of June 30, 2026, the Company had five senior mortgages with an aggregate outstanding principal balance of $65.0 million and an aggregate carrying value of $65.0 million. As of December 31, 2025, the Company had four senior mortgages with an aggregate outstanding principal balance of $46.0 million and an aggregate carrying value of $46.1 million. The Company’s five leasehold loans have initial maturities that range from May 2028 to December 2029, excluding all extension options that can be exercised by the borrower subject to certain conditions, and accrue interest at a weighted average rate of 5.98%, assuming a SOFR rate of 3.65% as of June 30, 2026 for the Company’s four floating rate loans.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Credit Characteristics—As part of the Company’s process for monitoring the credit quality of its leasehold loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain, and there can be no assurance that actual performance will be similar to current expectations. The Company designates loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans, if any, are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2026 and December 31, 2025, all of the Company’s leasehold loans were current in their payment status and had a risk rating of 3.

Allowance for Credit Losses—As of June 30, 2026 and December 31, 2025, the Company’s allowance for credit losses on its loans receivable was $0.5 million and $0.3 million, respectively, and the Company’s allowance for credit losses on its unfunded commitments was $1.0 million and $1.1 million, respectively. Allowances on unfunded commitments are recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets. During the three and six months ended June 30, 2026, the Company recorded a (recovery of) provision for credit losses of ($0.1) million and $0.1 million (including allowances on unfunded commitments), respectively, on its leasehold loans. The provision for credit losses during the three and six months ended June 30, 2026 was due primarily to a change in macroeconomic forecasts and the origination of a new loan during the six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recorded a provision for credit losses (refer to Note 3) of $1.3 million, including $1.0 million related to unfunded commitments. The provision for credit losses during the three and six months ended June 30, 2025 was due to the origination of new loans.

Unfunded Commitments—The Company has commitments to fund construction and development loans over a period of time if and when its borrowers meet established milestones and other performance criteria. The Company refers to these arrangements as performance-based commitments. As of June 30, 2026, the Company had $132.1 million of such commitments.

Note 7—Loan Receivable, net – Related Party

On March 31, 2023, the Company, as lender and as administrative agent, and Star Holdings, as borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023 and March 28, 2025, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million at Star Holding’s election (the “Incremental Term Loan Facility”, together with the Secured Term Loan Facility, as amended, the “Star Holdings Term Loan Facility”). During the three months ended June 30, 2026 and 2025, the Company recorded $2.3 million and $2.4 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income” in the Company’s consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company recorded $4.7 million and $4.7 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income” in the Company’s consolidated statements of operations. As of each of June 30, 2026 and December 31, 2025, the Star Holdings Term Loan Facility had a principal balance of $115.0 million.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

During the three months ended June 30, 2026 and 2025, the Company recorded a provision for credit losses of $8 thousand and $21 thousand, respectively, on the Star Holdings Term Loan Facility, including amounts on the Incremental Term Loan Facility, which was undrawn as of each of June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026 and 2025, the Company recorded a provision for (recovery of) credit losses of $0.1 million and ($0.1) million, respectively, on the Star Holdings Term Loan Facility, including amounts on the Incremental Term Loan Facility. The Company did not have any accrued interest receivable from the Star Holdings Term Loan Facility as of each of June 30, 2026 and December 31, 2025. The Company did not reverse any accrued interest on the Star Holdings Term Loan Facility during the three and six months ended June 30, 2026 and 2025.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 8—Equity Investments

The Company’s equity investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings from		Earnings from
	Carrying Value		Equity Method Investments(1)		Equity Method Investments(1)
	as of		For The Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Equity investment
425 Park Avenue	$140,467	$139,592	$918	$887	$1,827	$1,772
32 Old Slip	69,874	67,865	996	1,323	2,009	2,754
Ground Lease Plus Fund(1)	30,559	30,787	(630)	330	(958)	814
Leasehold Loan Fund(2)	50,866	42,606	2,577	2,372	5,018	4,564
Total	$291,766	$280,850	$3,861	$4,912	$7,896	$9,904
(1)	As of June 30, 2026, the Company has a basis difference of $11.8 million in the Ground Lease Plus Fund. During both the three and six months ended June 30, 2026, $0.6 million of the basis difference was amortized as an increase to earnings from equity method investments. During the three and six months ended June 30, 2025, $0.1 million and $0.2 million, respectively, of the basis difference was amortized as a decrease to earnings from equity method investments.
(2)	The Company had a basis difference in the Leasehold Loan Fund that was amortized using the effective interest method. During the three months ended June 30, 2026 and 2025, $1.4 million and $0.7 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments. During the six months ended June 30, 2026 and 2025, $2.7 million and $1.4 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments.

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

In February 2022, the Leasehold Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a life science

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

property. In August 2025, the loan commitment was reduced to $30.0 million. As of June 30, 2026, the Leasehold Loan Fund funded $27.6 million of the commitment.

In June 2022, the Leasehold Loan Fund committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a mixed-use property. In July 2025, the loan commitment was reduced to $55.5 million. As of June 30, 2026, the Leasehold Loan Fund funded $45.0 million of the commitment.

In July 2024, the Leasehold Loan Fund committed to provide a $31.5 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s construction of a student housing property. As of June 30, 2026, the Leasehold Loan Fund funded $22.4 million of the commitment.

Note 9—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2026	December 31, 2025
Operating lease right-of-use assets(1)	$23,741	$26,085
Interest rate hedge assets	11,202	21,315
Deferred finance costs, net(2)	9,095	11,536
Other assets(3)	23,480	12,211
Leasing costs, net	418	422
Corporate furniture, fixtures and equipment, net	991	461
Deferred expenses and other assets, net	$68,927	$72,030
(1)	Operating lease right-of-use asset (and operating lease liability below) relates primarily to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044. Amortization of this operating lease right-of-use asset, beginning January 1, 2026, is recorded in “Hotel expenses” in the Company’s consolidated statements of operations. Prior to January 1, 2026 this expense was recorded in “Real estate expense” in the Company’s consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.3 million, respectively, in both “Real estate expense” and “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%. The Company also has operating leases for office space.
(2)	Accumulated amortization of deferred finance costs was $10.9 million and $8.4 million as of June 30, 2026 and December 31, 2025, respectively.
(3)	As of June 30, 2026 and December 31, 2025, includes $1.9 million and $2.9 million, respectively, of management fees due from Star Holdings.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2026	December 31, 2025
Interest payable	$109,203	$103,656
Other liabilities	22,564	19,495
Dividends declared and payable	13,217	13,559
Operating lease liabilities(1)	5,538	5,622
Accrued expenses(2)	21,069	19,088
Accounts payable, accrued expenses and other liabilities	$171,591	$161,420
(1)	Refer to Note 11.
(2)	As of June 30, 2026 and December 31, 2025, accrued expenses primarily includes accrued compensation, legal, audit and property expenses.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 10—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	June 30, 2026	December 31, 2025	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,271,113	$1,271,113	4.03%	August 2027 to November 2069
Total secured credit financing(3)	1,271,113	1,271,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
6.10% senior notes	300,000	300,000	6.10%	April 2034
5.65% senior notes	400,000	400,000	5.65%	January 2035
3.98% senior notes	475,000	475,000	3.98%	February 2052
5.15% senior notes	166,657	164,478	5.15%	May 2052
6.615% senior notes	225,000	—	6.615%	August 2056
2024 Unsecured Revolver	621,000	780,000	SOFR plus 0.85%	May 2029
2025 Unsecured Term Loan	400,000	400,000	SOFR plus 0.90%	November 2030
Trust preferred securities	100,000	100,000	Adjusted SOFR plus 1.50%	October 2035
Total unsecured financing	3,437,657	3,369,478
Total debt obligations	4,708,770	4,640,591
Debt premium, discount and deferred financing costs, net	(55,057)	(54,704)
Total debt obligations, net	$4,653,713	$4,585,887
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of June 30, 2026, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.41%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of June 30, 2026, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 8), unsecured senior notes, 2025 Unsecured Term Loan and trust preferred securities were 4.37% and 3.91%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of June 30, 2026, $1.9 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of June 30, 2026, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 4.03% and have maturities between August 2027 and November 2069.

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

In June 2026, Portfolio Holdings (as issuer) and the Company (as guarantor) issued $225.0 million aggregate principal amount of privately-placed 6.615% senior notes due August 2056 (the “6.615% Notes”). The structure of the 6.615% Notes features a stairstep coupon rate in which the Company will pay cash interest at a rate of 4.00% in years one through four, 4.50% in years five through eight, 5.00% in years nine through 12, 5.50% in years 13 through 16, 6.00% in years 17 through 20 and 6.615% in years 21 through 30. The difference between the 6.615% stated rate and the cash interest rate will accrue in each semi-annual payment period and be paid in kind by adding such accrued interest to the outstanding principal balance, to be repaid at maturity in August 2056. The Company may, at its option, prepay at any time all, or from time to time any part of, the 6.615% Notes, in an amount not less than 5% of the aggregate principal amount of the 6.615% Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the applicable make-whole amount calculated in accordance with the indenture; provided, that, so long as no default or event of default shall then exist, at any time on or after May 3, 2056, the Company may, at its option, prepay all or any part of the 6.615% Notes at 100% of the principal amount so prepaid, together with, in each case, accrued interest to the prepayment date, without any make-whole amount.

2024 Unsecured Revolver—In April 2024, the Company entered into a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”). At the time, $916 million of existing indebtedness was drawn on then existing unsecured credit facilities, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has an extended maturity date of May 1, 2029, which includes two six-month extension options. On September 12, 2025, the Company entered into an amendment to the 2024 Unsecured Revolver that modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR. As a result of that amendment, the 2024 Unsecured Revolver has a borrowing rate of SOFR plus 0.85%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.10%, subject to the Company’s credit ratings. As of June 30, 2026, there was $1.4 billion of undrawn capacity on the 2024 Unsecured Revolver.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Under the Commercial Paper Program, the Company may issue the commercial paper notes from time to time and will use the proceeds for general corporate purposes. The Commercial Paper Program is backed by the Company’s 2024 Unsecured Revolver. The commercial paper notes will be sold under customary terms in the commercial paper market and will rank pari passu with all of Portfolio Holding’s other unsecured senior indebtedness. The interest rates will vary based on the ratings assigned to the commercial paper notes by credit rating agencies and market conditions at the time of issuance. As of June 30, 2026, the Company had no outstanding balance under the Commercial Paper Program. Borrowings reduce amounts otherwise available under the 2024 Unsecured Revolver.

The documents governing the Commercial Paper Program contain customary representations, warranties, covenants, defaults and indemnification provisions, and provide the terms under which the Notes will be sold pursuant to an exemption from the federal and state securities laws.

Debt Covenants—The Company is subject to financial covenants under the 2024 Unsecured Revolver and the 2025 Unsecured Term Loan, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.25x; (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2024 Unsecured Revolver and 2025 Unsecured Term Loan, as applicable; and (iii) limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. In addition, the 2024 Unsecured Revolver and 2025 Unsecured Term Loan contain customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes, 5.15% Notes, 6.10% Notes, 5.65% Notes and 6.615% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 6.10% Notes, 5.65% Notes and 6.615% Notes are also subject to a financial covenant limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. The Company’s 3.98% Notes, 5.15% Notes and 6.615% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or the Company’s existing or future material credit facilities, including the 2024 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes, 5.15% Notes and 6.615% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of June 30, 2026, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of June 30, 2026, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2026 (remaining six months)	$—	$—	$—
2027	10,000	—	10,000
2028	79,193	—	79,193
2029	—	621,000	621,000
2030	—	400,000	400,000
Thereafter	1,181,920	2,416,657	3,598,577
Total principal maturities	1,271,113	3,437,657	4,708,770
Debt premium, discount and deferred financing costs, net	(25,379)	(29,678)	(55,057)
Total debt obligations, net	$1,245,734	$3,407,979	$4,653,713
(1)	As of June 30, 2026, the Company’s weighted average maturity for its secured mortgages was 29.3 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 11—Commitments and Contingencies

Lease Commitments—Future minimum lease obligations under non-cancelable operating leases as of June 30, 2026 are as follows ($ in thousands):(1)

2026 (remaining six months)	$379
2027	745
2028	752
2029	772
2030	788
Thereafter	7,190
Total undiscounted cash flows(1)	10,626
Present value discount(2)	(5,088)
Lease liabilities	$5,538
(1)	Includes cash flows that relate to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044.
(2)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 5.5% and the weighted average remaining lease term is 16.5 years. During the three months ended June 30, 2026 and 2025, the Company made payments of $0.2 million and $1.4 million, respectively, related to its operating leases. During the six months ended June 30, 2026 and 2025, the Company made payments of $0.3 million and $2.8 million, respectively, related to its operating leases.

Unfunded Commitments—The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of June 30, 2026, the Company had $188.5 million of such commitments, excluding commitments to be funded by noncontrolling interests.

Other Commitments—The Company funds construction and development loans and build-outs of space in real estate assets over a period of time, both individually and through the Leasehold Loan Fund, if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of June 30, 2026, the Company had $143.8 million of such commitments.

Legal Proceedings—The Company evaluates developments in legal proceedings that could require a liability to be accrued and/or disclosed.

On October 22, 2025, the Company sent the tenant under the Park Hotels master lease (“Park Tenant”) a termination notice for all five hotels and commenced litigation against the Park Tenant and Park Intermediate Holdings LLC, guarantor under the master lease, for certain breaches, among other things, related to the maintenance and operations of the hotels. The litigation is captioned In re Park Hotels Litigation, C.A. No. 2025-1210-LWW, pending in the Delaware Court of Chancery. The Park Tenant has disputed the Company’s right to terminate the lease, and that issue, among others, is subject to the litigation, which includes counterclaims filed by the Park Tenant. Although the Company believes its claims and defenses are meritorious, there are no assurances that it will prevail in its litigation.

On May 11, 2026, the Company sent the tenant (TD 135 West 50 LLC a/k/a TD 135 West 50, LLC) under one of its New York office properties a lease termination notice for certain breaches, among other things, related to its failure to pay property taxes as required under the lease. Additionally, the Company commenced a lawsuit against the tenant in the Supreme Court of the State of New York, County of New York, captioned 135 West 50th Street Ground Owner LLC

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

v. TD 135 West 50 LLC, Index No. 652773/2026 (the “First Action”), asserting claims for declaratory and injunctive relief, including a declaration that the tenant’s lease has been terminated and an order of ejectment, as well as for certain monetary damages. On May 20, 2026, the tenant commenced a separate action against the Company in the Supreme Court of the State of New York, County of New York, captioned TD 135 West 50 LLC v. 135 West 50th Street Ground Owner LLC, Index No. 156448/2026 (the “Second Action” and, collectively, with the First Action, the “Lawsuits”), asserting claims for declaratory and injunctive relief, including a declaration that the Company’s termination notice is not a viable predicate for termination of the lease, as well as damages for an alleged breach of the implied covenant of good faith and fair dealing in an amount to be determined at trial. On June 4, 2026, a Justice of the Supreme Court entered an order to show cause and a temporary restraining order (“TRO”) stating that, pending determination of tenant’s pending motion for a preliminary injunction, the Company is stayed from, inter alia, taking further action upon its termination notice or taking further steps to prosecute its ejectment action, terminate or purport to terminate the lease based on the allegations contained in termination notice, or otherwise interfere with the tenant’s tenancy. On June 12, 2026, the Company filed a motion in the Appellate Division of the Supreme Court, First Department, for an order modifying the TRO, and the tenant filed an answer to the Company’s complaint in the First Action, in which it denied that the Company is entitled to any of the relief sought therein. The tenant’s motion for a preliminary injunction in the Second Action, and the Company’s motion for an order modifying the TRO, both remain pending at this time. The Company maintains that the tenant’s claims and allegations lack merit and the lease has been duly terminated, and it intends to defend vigorously against all claims asserted by the tenant in the Second Action, and to pursue all available rights and remedies in respect of its termination of the tenant’s lease. Although the Company believes that its claims, defenses, and allegations in the Lawsuits are meritorious, there are no assurances that it will prevail in its litigation.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 ($ in thousands):(1)(2)

	June 30, 2026	December 31, 2025
	Fair	Fair	Balance Sheet
Derivative Type	Value	Value	Location
Assets
Interest rate swaps	$11,202	$21,315	Deferred expenses and other assets, net
Total	$11,202	$21,315
(1)	As of June 30, 2026, the Company has two interest rate swap derivatives outstanding that mature in April 2028 and have an aggregate $500.0 million notional amount, which hedge in-place floating-rate debt. The Company also has a designated derivative outstanding with a $25.0 million notional amount that matures in December 2026 that protects the Company against interest rate volatility with respect to future long-term debt with a tenor of approximately 30 years.
(2)	Over the next 12 months, the Company expects that $1.1 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense. The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy.

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

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

			Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended June 30, 2026
Interest rate swaps	Interest expense	$4,255	$(284)
For the Three Months Ended June 30, 2025
Interest rate swaps	Interest expense	$6,900	$530
For the Six Months Ended June 30, 2026
Interest rate swaps	Interest expense	$8,825	$(562)
For the Six Months Ended June 30, 2025
Interest rate swaps	Interest expense	$(6,213)	$1,049

Note 13—Equity

Common Stock—As of June 30, 2026, the Company has one class of common stock outstanding.

In April 2023, the Company and Portfolio Holdings entered into an ATM Equity Offering Sales Agreement (the “Primary Sales Agreement”) with the sales agents named therein pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $300.0 million (the “Primary Shares”) through or to the sales agents. The Company may sell the Primary Shares in amounts and at times to be determined by the

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Company from time to time but has no obligation to sell any of the Primary Shares. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of its funding. Through June 30, 2026, the Company has not sold any shares of its common stock through the Primary Sales Agreement.

On February 4, 2025, the Company’s board of directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The Company has no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares will be returned to the status of authorized but unissued shares of common stock. During the six months ended June 30, 2026, the Company repurchased 1.1 million shares of its outstanding common stock for $16.3 million, representing an average cost of $15.00 per share, including fees. As of June 30, 2026, the Company had $33.7 million remaining under the share repurchase authorization. Subsequent to June 30, 2026, the Company repurchased 0.2 million shares of its outstanding common stock for $3.7 million, representing an average cost of $16.40 per share, including fees.

Equity Plans—The Company has a Long-Term Incentive Program (the “LTIP”), originally adopted by iStar’s board of directors and approved by iStar’s stockholders in 2021, designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. All awards under the LTIP are made at the discretion of the Company’s Board of Directors. Grants under the LTIP are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. In May 2026, the Company issued an aggregate 39,989 shares of its common stock with a grant date fair value of $14.61 per share to its directors that vest after one year in consideration for their annual service as directors.

In May 2026, the Company issued awards under the LTIP to certain employees that are subject to certain stock price hurdles that are market conditions. These awards have seven tranches, each representing a different stock price hurdle. For each tranche to vest, during the performance period ending February 2031, the Company’s 30 trading day trailing average trading price must equal or exceed the stock price targets. In addition, an investment origination hurdle must be met alongside a continuous service requirement for each employee. Upon attainment of these metrics, the awards will vest in February 2031, subject to earlier vesting in the case of certain terminations of employment.

In May 2026, the Company issued awards under the LTIP to certain employees subject to performance obligations. These awards have three tranches each representing a different investment origination hurdle. Each tranche of awards will vest in December 2028 provided the investment origination hurdle has been met prior to July 2028 and subject to earlier vesting in the case of certain terminations of employment. In addition to the investment origination hurdles, there is also a continuous service requirement for each employee.

In May 2026, the LTIP was amended to increase the aggregate number of shares of the Company’s common stock available for issuance. As of June 30, 2026, an aggregate of 2,720,900 shares of the Company’s common stock remains available for issuance under the LTIP. As of June 30, 2026, there was $22.2 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 3.6 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Caret Performance Incentive Plan—The Company has a Caret performance incentive plan pursuant to which Caret units of Portfolio Holdings are reserved for grants of performance-based awards to participants, including certain officers, key employees, directors and service providers (the “Caret Performance Incentive Plan”). As of June 30, 2026, all outstanding Caret units awarded under the Caret Performance Incentive Plan are fully vested except for (i) Caret units granted to executive officers and other employees, which are subject to cliff vesting on March 31, 2027 if the Company’s common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days since the grant date; (ii) Caret units granted to one employee in December 2025 that will vest pro rata annually over a five-year period, subject to continued employment and service conditions; (iii) Caret units granted to one employee in May 2026 that will vest pro rata annually over a five-year period, subject to continued employment and service conditions; and (iv) Caret units granted to employees in May 2026 that will cliff vest on May 15, 2031, subject to continued employment and service conditions. As of June 30, 2026, there was $9.7 million of total unrecognized compensation cost related to all unvested Caret units that is expected to be recognized over a remaining vesting/service period of 2.8 years.

As of June 30, 2026, Caret Performance Incentive Plan participants held 1,475,604 Caret units, representing 15.4% of the outstanding Caret units and 12.3% of the authorized Caret units, and 14,396 Caret units remain available for issuance under the Caret Performance Incentive Plan.

During the three months ended June 30, 2026 and 2025, the Company recognized $1.0 million and $0.3 million, respectively, of expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets. During the six months ended June 30, 2026 and 2025, the Company recognized $1.8 million and $0.7 million, respectively, of expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets

401(K) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company’s Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s contributions, up to a maximum of 10% of the participants’ compensation. The Company made gross contributions of $0.5 million and $0.5 million, respectively, for the six months ended June 30, 2026 and 2025.

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

Dividends—The Company (then known as iStar) elected to be taxed as a REIT beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the six months ended June 30, 2026 and 2025, the

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Company declared cash dividends on its common stock of $25.5 million, or $0.354 per share, and $25.6 million, or $0.354 per share, respectively.

Note 14—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$30,723	$27,969	$59,620	$57,379
Net (income) loss attributable to noncontrolling interests	(568)	(22)	(604)	(68)
Net income (loss) attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$30,155	$27,947	$59,016	$57,311

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$30,155	$27,947	$59,016	$57,311
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$30,155	$27,947	$59,016	$57,311

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	71,457	71,740	71,633	71,631
Add: Effect of assumed shares under treasury stock method for restricted stock units	124	61	144	87
Weighted average common shares outstanding for diluted earnings per common share	71,581	71,801	71,777	71,718

Basic and diluted earnings per common share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$0.42	$0.39	$0.82	$0.80
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$0.42	$0.39	$0.82	$0.80

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

During the three months ended June 30, 2026 and 2025, the Company recorded $1.9 million and $2.7 million, respectively, in management fees from Star Holdings. During the six months ended June 30, 2026 and 2025, the Company

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

recorded $4.0 million and $6.3 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws. As of June 30, 2026, Star Holdings owned approximately 19.0% of the Company’s common stock outstanding through a wholly-owned subsidiary.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s income statement segment information is as follows for the three and six months ended June 30, 2026 ($ in thousands):

	Ground	Hotel
Three Months Ended June 30, 2026	Leases	Operations	Total
Revenues:
Interest income from sales-type leases	$76,902	$—	$76,902
Operating lease income	15,806	—	15,806
Hotel revenues	—	15,937	15,937
Interest income	3,291	—	3,291
Other income	2,710	—	2,710
Total revenues	98,709	15,937	114,646
Costs and expenses and other items:
Interest expense - cash	(47,948)	—
Interest expense - non-cash	(7,240)	—
Hotel expenses	—	(13,932)
Depreciation and amortization	(1,236)	(613)
General and administrative - public company costs(1)	(10,954)	—
General and administrative - stock-based compensation(1)	(3,389)	—
(Provision for) recovery of credit losses	(270)	—
Earnings (losses) from equity method investments	3,861	—
Other segment items(2)	(561)	(247)
Segment profit (loss)	$30,972	$1,145	$32,117

Six Months Ended June 30, 2026
Revenues:
Interest income from sales-type leases	$151,936	$—	$151,936
Operating lease income	35,962	—	35,962
Hotel revenues	—	25,801	25,801
Interest income	6,400	—	6,400
Other income	5,401	—	5,401
Total revenues	199,699	25,801	225,500
Costs and expenses and other items:
Interest expense - cash	(94,339)	—
Interest expense - non-cash	(14,364)	—
Hotel expenses	—	(26,127)
Depreciation and amortization	(2,472)	(1,225)
General and administrative - public company costs(1)	(22,478)	—
General and administrative - stock-based compensation(1)	(7,168)	—
(Provision for) recovery of credit losses	(768)	—
Earnings (losses) from equity method investments	7,896	—
Other segment items(2)	(2,262)	(494)
Segment profit (loss)	$63,744	$(2,045)	$61,699
(1)	The CODM also considers management fees earned from Star Holdings (refer to Note 15) in their review of general and administrative expense because many of the Company’s employees spend time and resources performing basic functions for the management of Star Holdings. During the three and six months ended June 30, 2026, the Company earned $1.9 million and $4.0 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.
(2)	Includes real estate expense and other expenses.

As of June 30, 2026, approximately $92.8 million of total assets were attributable to the Hotel Operations segment. All other total assets were attributable to the Ground Leases segment.

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

Business Overview

Our primary business is the acquisition, management and capitalization of Ground Leases and we believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of June 30, 2026, the percentage breakdown of the gross book value of our Ground Lease portfolio was 44% multi-family, 39% office, 9% hotels, 6% life science and 2% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

In 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. Many of our Ground Leases have CPI lookbacks, generally starting between years 11 and 21 of the lease term, to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. To combat the increase in inflation over the past few years, the Federal Reserve raised interest rates and has kept interest rates generally high. The Federal Reserve has indicated that the economic outlook, which could include any potential impact on the economy from changes to inflation rates, U.S. trade policy and/or the consequences of heightened geopolitical tensions, including the armed conflict in the Middle East, is uncertain and it will continue to monitor incoming data on unemployment and inflation before adjusting monetary policy; however, high interest rates have continued to, and any future increase in interest rates may continue to result in a reduction in the availability or an increase in costs of leasehold financing for Ground Lease tenants, which is critical to the growth of a robust Ground Lease market. Elevated interest rates and increased investment spreads to treasury bonds in the Ground Lease market may also attract new competitors, which may result in higher costs for properties, lower returns and impact our ability to grow.

The rise in interest rates has also adversely affected the U.S. office sector, along with office vacancies and a decline in market liquidity that began with the onset of the COVID-19 pandemic, all of which could negatively impact our tenants, Ground Rent Coverages and estimated Combined Property Values. Moreover, certain office assets currently have material vacancies. If our Ground Lease tenants at such assets fail to re-tenant the building, such Ground Leases may default and we may suffer losses. We previously entered into a forbearance agreement with a tenant under a significant New York office asset in connection with the tenant’s failure to pay property taxes. The tenant defaulted on such agreement and we sent the tenant a lease termination notice in May 2026. The tenant filed a countersuit and a temporary restraining order has been granted on our lease termination efforts (refer to Note 11 to the consolidated financial statements). As such, we may experience delays in enforcing our rights as landlord including any potential termination under the Ground Lease and may suffer losses and incur substantial costs in protecting our investment. See the "Risk Factors" section of our 2025 Annual Report for additional discussion of certain potential risks to our business related to competition and industry concentrations.

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

The table below shows the current estimated UCA in our owned residual portfolio as of June 30, 2026 and December 31, 2025 ($ in millions):(1)

	June 30, 2026	December 31, 2025
Combined Property Value(2)	$16,676	$15,947
Ground Lease Cost(2)	6,906	6,675
Unrealized Capital Appreciation in Our Owned Residual Portfolio	9,770	9,272
(1)	Please review our Current Report on Form 8-K filed on July 30, 2026 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” included in “Risk Factors” of our 2025 Annual Report for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated Ground Lease ventures, the two properties whose leases recently expired and which we became responsible for operating and $1,007.6 million and $616.2 million related to transactions with remaining unfunded commitments as of June 30, 2026 and December 31, 2025, respectively. Combined Property Value excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund (refer to Note 8 to the consolidated financial statements), the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. Ground Lease Cost includes our applicable percentage interests in our unconsolidated Ground Lease ventures, the two properties whose leases recently expired and which we became responsible for operating and $188.5 million and $142.3 million of unfunded commitments as of June 30, 2026 and December 31, 2025, respectively. Ground Lease Cost excludes the term loan to Star Holdings, our leasehold loans, the assets in the Leasehold Loan Fund, the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. As of June 30, 2026, our gross book value as a percentage of combined property value was 52%.

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

We have the Caret Performance Incentive Plan (the “Caret Performance Incentive Plan”) pursuant to which Caret units are reserved for grants of performance-based awards to participants, including certain employees of the Company, directors and service providers. As of June 30, 2026, all outstanding Caret units awarded under the Caret Performance Incentive Plan are fully vested except for (i) Caret units granted in connection with the merger between Safehold Inc. and iStar Inc. on March 31, 2023 to executive officers and other employees, which are subject to cliff vesting on March 31, 2027 if our common stock has traded at an average price of $60.00 or more for at least 30 consecutive trading days since the grant date; (ii) Caret units granted to one employee in December 2025 that will vest pro rata annually over a five-year period, subject to continued employment and service conditions; (iii) Caret units granted to one employee in May 2026 that will vest pro rata annually over a five-year period, subject to continued employment and service conditions; and (iv) Caret units granted to employees in May 2026 that will cliff vest on May 15, 2031, subject to continued employment and service conditions. As of June 30, 2026, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 15.4% of the outstanding Caret units and 12.3% of the authorized Caret units, including 6.1% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer, and approximately 14,396 Caret units remain available for issuance under the Caret Performance Incentive Plan.

In addition to the Caret units awarded or reserved for issuance under our Caret Performance Incentive Plan, we have sold 122,500 Caret units to third-party investors, including affiliates of MSD Partners that remain outstanding as of June 30, 2026. As of June 30, 2026, the Company owned 83.4% of the outstanding Caret units.

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

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases, leasehold loans, hotel properties that we operate and one master lease (currently relating to three hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of June 30, 2026, our estimated portfolio Ground Rent Coverage was 3.4x (see the "Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect current market values, including the decline in office values, and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground

Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect" in our 2025 Annual Report for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 Ground Leases in our portfolio as of June 30, 2026 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	5.2%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	5.0%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	4.4%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	4.2%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.2%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	2.9%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed	2.2%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.1%
100 Cambridgeside	Mixed Use and Other	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.1%
Skylark	Multifamily	San Francisco, CA	2121 / 2121	Fixed with Inflation Adjustments	1.9%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 8 to the consolidated financial statements).

The tenant at 135 West 50th Street defaulted on a forbearance agreement in connection with the tenant’s failure to pay property taxes, and we sent the tenant a lease termination notice in May 2026. The tenant filed a countersuit and a temporary restraining order has been granted on our lease termination efforts (refer to Note 11 to the consolidated financial statements). There are no assurances that we will be able to terminate the lease or prevail in our litigation.

Additionally, the tenant under our Park Hotels Portfolio elected to extend the leases underlying three of the original five hotels past the initial lease maturity of December 2025 (see the "Risk Factors -We may be unable to renew expiring Ground Leases, re-lease the land or sell the properties on favorable terms or at all, -Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis, -We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property" in our 2025 Annual Report for a discussion of our Park Hotels Portfolio). On October 22, 2025, we sent the tenant under the Park Hotels master lease a termination notice for all five hotels and commenced litigation against our tenant and Park Intermediate Holdings LLC, guarantor under the master lease, for certain breaches, among other things, related to the maintenance and operations of the hotels (refer to Note 11 to the consolidated financial statements). There are no assurances that we will be able to terminate the master lease or prevail in our litigation.

The following tables show our Ground Lease portfolio by top 10 markets and property type as of June 30, 2026, excluding unfunded commitments:

% of Gross
Market	Book Value
Manhattan(1)	21%
Washington, DC	10
Boston	8
Los Angeles	7
San Francisco	4
Denver	4
Honolulu	3
Nashville	3
Miami	3
Atlanta	2
(1)	Total New York metropolitan statistical area including areas outside of Manhattan makes up 28% of gross book value.

% of Gross
Property Type	Book Value
Multifamily	44%
Office	39
Hotel	9
Life Science	6
Mixed Use and Other	2

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of June 30, 2026, we had $188.5 million of such commitments, excluding commitments to be funded by noncontrolling interests.

We also fund construction and development loans and build-outs of space in real estate assets over a period of time, both individually and through the Leasehold Loan Fund, if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of June 30, 2026, we had $143.8 million of such commitments.

Results of Operations for the Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

	For the Three Months Ended
	June 30,
	2026	2025	$ Change

	(in thousands)
Revenues:
Interest income from sales-type leases	$76,902	$70,642	$6,260
Operating lease income	15,806	16,706	(900)
Hotel revenues	15,937	—	15,937
Interest income	3,291	2,712	579
Other income	2,710	3,782	(1,072)
Total revenues	114,646	93,842	20,804
Costs and expenses:
Interest expense	55,188	51,265	3,923
Hotel expenses	13,932	—	13,932
Real estate expense	770	881	(111)
Depreciation and amortization	1,849	2,127	(278)
General and administrative(1)	14,343	12,954	1,389
Provision for (recovery of) credit losses	270	2,350	(2,080)
Other expense	38	346	(308)
Total costs and expenses	86,390	69,923	16,467
Earnings (losses) from equity method investments	3,861	4,912	(1,051)
Net income (loss) before income taxes	32,117	28,831	3,286
Income tax expense	(1,394)	(862)	(532)
Net income (loss)	$30,723	$27,969	$2,754
(1)	For the three months ended June 30, 2026 and 2025, general and administrative was partially offset by $1.9 million and $2.7 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

Interest income from sales-type leases increased to $76.9 million for the three months ended June 30, 2026 from $70.6 million for the same period in 2025. The increase was due primarily to originations of Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income was $15.8 million and $16.7 million, respectively, for the three months ended June 30, 2026 and 2025. Operating lease income consists of rent from our operating leases and percentage rent from certain properties, including our Park Hotels portfolio. The decrease in 2026 was due primarily to us taking over hotel operations at two hotels on January 1, 2026 (refer to Note 3 to the consolidated financial statements) and a decrease in percentage rent from our Park Hotels portfolio.

Hotel revenues were $15.9 million for the three months ended June 30, 2026 and relate to two hotels that we became responsible for operating on January 1, 2026 (refer to Note 3 to the consolidated financial statements).

Interest income relates to the Star Holdings Term Loan Facility (refer to Note 7 to the consolidated financial statements) and leasehold loans we originated in connection with Ground Leases. The increase in 2026 was due primarily to the origination of leasehold loans beginning in the second quarter of 2025.

Other income for the three months ended June 30, 2026 and 2025 includes $1.9 million and $2.7 million, respectively, of management fees from Star Holdings (refer to Note 15 to the consolidated financial statements). Other income for the three months ended June 30, 2025 also includes $0.1 million of other income relating to a Ground Lease in which we are the lessee. Other income for the three months ended June 30, 2026 and 2025 also includes $0.8 million and $1.0 million, respectively, of other ancillary income from our investments. Other ancillary income primarily includes sublease income, recoverable expenses and interest income earned on our cash balances.

During the three months ended June 30, 2026 and 2025, we incurred interest expense from our debt obligations of $55.2 million and $51.3 million, respectively. The increase in 2026 was primarily the result of increased indebtedness to fund acquisition activity.

Hotel expenses were $13.9 million for the three months ended June 30, 2026 and relates to two hotels that we became responsible for operating on January 1, 2026 (refer to Note 3 to the consolidated financial statements).

During the three months ended June 30, 2026 and 2025, we incurred real estate expense of $0.8 million and $0.9 million, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, recoverable franchise taxes, legal fees, property taxes and insurance expense. In addition, during the three months ended June 30, 2025, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee.

Depreciation and amortization during the three months ended June 30, 2026 and 2025 was $1.8 million and $2.1 million, respectively. Depreciation and amortization primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets and depreciation of corporate fixed assets. The decrease in 2026 was primarily the result of the full amortization of lease intangible assets.

General and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. The following table presents our general and administrative expenses for the three months ended June 30, 2026 and 2025 ($ in thousands):

	For the Three Months Ended
	June 30,
	2026	2025
Public company and other costs(1)	$10,954	$9,873
Stock-based compensation	3,389	3,081
Total general and administrative expenses(2)	$14,343	$12,954
(1)	For the three months ended June 30, 2026 and 2025, public company and other costs primarily includes compensation, occupancy, legal, insurance and other office related costs.
(2)	For the three months ended June 30, 2026 and 2025, general and administrative expenses were partially offset by $1.9 million and $2.7 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the three months ended June 30, 2026, we recorded a provision for credit losses of $0.3 million. The provision for credit losses was due primarily to growth in the carrying value of the Ground Lease portfolio during the period, which was partially offset by an improving macroeconomic forecast since March 31, 2026. During the three months ended June 30, 2025, we recorded a provision for credit losses of $2.4 million. The provision for credit losses was due primarily to the origination of three leasehold loans (refer to Note 6 to the consolidated financial statements) during the three months ended June 30, 2025 and current market conditions, including an increase in our Ground Lease cost to value ratios on certain of our assets, and growth in the carrying value of the Ground Lease portfolio during the period.

During the three months ended June 30, 2026, other expense consisted primarily of costs incurred with derivative transactions. During the three months ended June 30, 2025, other expense consisted primarily of legal fees

During the three months ended June 30, 2026 and 2025, earnings from equity method investments (refer to Note 8 to the consolidated financial statements) was $3.9 million and $4.9 million, respectively. The decrease in 2026 was primarily the result of a decrease in earnings from our Ground Lease Plus Fund and 32 Old Slip (refer to Note 8 to the consolidated financial statements).

During the three months ended June 30, 2026, we recorded consolidated income tax expense of $1.4 million, which was primarily attributable to current and deferred tax expense at our taxable REIT subsidiary (“TRS”).  Included in our consolidated income tax expense for the three months ended June 30, 2026, our TRS recorded current income tax expense in the amount of $1.2 million and a deferred income tax expense in the amount of $0.2 million. During the three months ended June 30, 2025, we recorded consolidated income tax expense of $0.9 million, which was primarily attributable to a deferred tax expense at our TRS and relates to equity-based compensation expense and utilization of net operating loss carryovers to which our TRS is a successor. Included in our consolidated income tax expense for the three months ended June 30, 2025, our TRS recorded current and deferred income tax expense in the amounts of $0.2 million and $0.7 million, respectively.

Results of Operations for the Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

	For the Six Months Ended
	June 30,
	2026	2025	$ Change

	(in thousands)
Revenues:
Interest income from sales-type leases	$151,936	$140,306	$11,630
Operating lease income	35,962	38,088	(2,126)
Hotel revenues	25,801	—	25,801
Interest income	6,400	5,045	1,355
Other income	5,401	8,080	(2,679)
Total revenues	225,500	191,519	33,981
Costs and expenses:
Interest expense	108,703	101,691	7,012
Hotel expenses	26,127	—	26,127
Real estate expense	2,080	2,039	41
Depreciation and amortization	3,697	4,323	(626)
General and administrative(1)	29,646	27,086	2,560
Provision for (recovery of) credit losses	768	4,646	(3,878)
Other expense	676	2,514	(1,838)
Total costs and expenses	171,697	142,299	29,398
Earnings (losses) from equity method investments	7,896	9,904	(2,008)
Net income (loss) before income taxes	61,699	59,124	2,575
Income tax expense	(2,079)	(1,745)	(334)
Net income (loss)	$59,620	$57,379	$2,241
(1)	For the six months ended June 30, 2026 and 2025, general and administrative was partially offset by $4.0 million and $6.3 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

Interest income from sales-type leases increased to $151.9 million for the six months ended June 30, 2026 from $140.3 million for the same period in 2025. The increase was due primarily to originations of Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income was $36.0 million and $38.1 million, respectively, for the six months ended June 30, 2026 and 2025. Operating lease income consists of rent from our operating leases and percentage rent from certain properties, including our Park Hotels portfolio. The decrease in 2026 was due primarily to us taking over hotel operations at two hotels on January 1, 2026 (refer to Note 3 to the consolidated financial statements) and a decrease in percentage rent from our Park Hotels portfolio.

Hotel revenues were $25.8 million for the six months ended June 30, 2026 and relate to two hotels that we became responsible for operating on January 1, 2026 (refer to Note 3 to the consolidated financial statements).

Interest income relates to the Star Holdings Term Loan Facility (refer to Note 7 to the consolidated financial statements) and leasehold loans we originated in connection with Ground Leases. The increase in 2026 was due primarily to the origination of leasehold loans beginning in the second quarter of 2025.

Other income for the six months ended June 30, 2026 and 2025 includes $4.0 million and $6.3 million, respectively, of management fees from Star Holdings (refer to Note 15 to the consolidated financial statements). Other income for the six months ended June 30, 2025 also includes $0.3 million of other income relating to a Ground Lease in which we are the lessee. Other income for the six months ended June 30, 2026 and 2025 also includes $1.4 million and

$1.5 million, respectively, of other ancillary income from our investments. Other ancillary income primarily includes sublease income, recoverable expenses and interest income earned on our cash balances.

During the six months ended June 30, 2026 and 2025, we incurred interest expense from our debt obligations of $108.7 million and $101.7 million, respectively. The increase in 2026 was primarily the result of increased indebtedness to fund acquisition activity.

Hotel expenses were $26.1 million for the six months ended June 30, 2026 and relates to two hotels that we became responsible for operating on January 1, 2026 (refer to Note 3 to the consolidated financial statements).

During the six months ended June 30, 2026 and 2025, we incurred real estate expense of $2.1 million and $2.0 million, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during the six months ended June 30, 2025, we also recorded $0.3 million of real estate expense relating to a Ground Lease in which we are the lessee.

Depreciation and amortization during the six months ended June 30, 2026 and 2025 was $3.7 million and $4.3 million, respectively. Depreciation and amortization primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets and depreciation of corporate fixed assets. The decrease in 2026 was primarily the result of the full amortization of lease intangible assets.

General and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. The following table presents our general and administrative expenses for the six months ended June 30, 2026 and 2025 ($ in thousands):

	For the Six Months Ended
	June 30,
	2026	2025
Public company and other costs(1)	$22,478	$20,518
Stock-based compensation	7,168	6,568
Total general and administrative expenses(2)	$29,646	$27,086
(1)	For the six months ended June 30, 2026 and 2025, public company and other costs primarily includes compensation, occupancy, legal, insurance and other office related costs.
(2)	For the six months ended June 30, 2026 and 2025, general and administrative expenses were partially offset by $4.0 million and $6.3 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the six months ended June 30, 2026, we recorded a provision for credit losses of $0.8 million. The provision for credit losses was due primarily to growth in the carrying value of the Ground Lease portfolio and loan portfolio during the period, which was partially offset by a decrease in our Ground Lease cost to value ratios. During the six months ended June 30, 2025, we recorded a provision for credit losses of $4.6 million. The provision for credit losses was due primarily to the origination of three leasehold loans (refer to Note 6 to the consolidated financial statements) during the six months ended June 30, 2025 and current market conditions, including an increase in our Ground Lease cost to value ratios on certain of our assets, and growth in the carrying value of the Ground Lease portfolio during the period.

During the six months ended June 30, 2026, other expense consisted primarily of costs incurred with real estate available and held for sale. During the six months ended June 30, 2025, other expense consisted primarily of a full write-off of a $1.9 million preferred equity investment in an entity that owned the leasehold interest under one of our Ground Leases.

During the six months ended June 30, 2026 and 2025, earnings from equity method investments (refer to Note 8 to the consolidated financial statements) was $7.9 million and $9.9 million, respectively. The decrease in 2026 was primarily the result of a decrease in earnings from our Ground Lease Plus Fund and 32 Old Slip (refer to Note 8 to the consolidated financial statements).

During the six months ended June 30, 2026, we recorded consolidated income tax expense of $2.1 million, which was primarily attributable to current and deferred tax expense at our taxable REIT subsidiary (“TRS”).  Included in our consolidated income tax expense for the six months ended June 30, 2026, our TRS recorded current income tax expense in the amount of $1.8 million and a deferred income tax expense in the amount of $0.3 million. During the six months ended June 30, 2025, we recorded consolidated income tax expense of $1.7 million, which was primarily attributable to a deferred tax expense at our TRS and relates to equity-based compensation expense and utilization of net operating loss carryovers to which our TRS is a successor. Included in our consolidated income tax expense for the six months ended June 30, 2025, our TRS recorded current and deferred tax expense in the amounts of $0.2 million and $1.5 million, respectively.

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

In June 2026, November 2024 and February 2024, Portfolio Holdings (as issuer) and we (as guarantor), issued an aggregate $925.0 million principal amount of senior notes. In June 2026, we issued $225.0 million aggregate principal amount of 6.615% senior notes due August 2056 (the “6.615% Notes”). In November 2024, we issued $400.0 million aggregate principal amount of 5.65% senior notes due January 2035 (the “5.65% Notes”). The 5.65% Notes were issued at 98.812% of the principal amount. In February 2024, we issued $300.0 million aggregate principal amount of 6.10% senior notes due April 2034 (the “6.10% Notes”). The 6.10% Notes were issued at 98.957% of the principal amount.

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

On February 4, 2025, our Board authorized the repurchase of up to $50.0 million of our common stock. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares will be returned to the status of authorized but unissued shares of common stock. During the six months ended June 30, 2026, we repurchased 1.1 million shares of our outstanding common stock for $16.3 million, representing an average cost of $15.00 per share, including fees. As of June 30, 2026, we had $33.7 million remaining under the total share repurchase authorization.

In June 2024, we entered into a U.S. commercial paper program (the “Commercial Paper Program”) on a private placement basis, pursuant to which we may issue up to $750.0 million of short-term, unsecured commercial paper notes outstanding at any time, which are guaranteed by us. Under the Commercial Paper Program, we may issue the commercial paper notes from time to time and intend to use the proceeds for general corporate purposes. The Commercial Paper Program is backed by our 2024 Unsecured Revolver (see below). As of June 30, 2026, we had no outstanding balance under the Commercial Paper Program. Borrowings under the Commercial Paper Program reduce amounts otherwise available under the 2024 Unsecured Revolver.

In April 2024, we closed on a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”). At the time, $916 million of existing indebtedness was drawn on then existing unsecured credit facilities, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has an extended maturity date of May 1, 2029, which includes two six-month extension options. On September 12, 2025, the Company entered into an amendment to the 2024 Unsecured Revolver that modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR. As a result of that amendment, the 2024 Unsecured Revolver has a borrowing rate of SOFR plus 0.85%, subject to our credit ratings. The 2024 Unsecured Revolver replaced our nearest term maturities, reduces the overall facility cost and increased our liquidity by $150 million. Additionally, we gained greater financial flexibility through changes to certain financial covenants. As of June 30, 2026, there was $1.4 billion of undrawn capacity on the 2024 Unsecured Revolver.

In April 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $300.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs, and our determinations of the appropriate sources of funding. As of June 30, 2026, we had not sold any shares under the ATM.

As of June 30, 2026, we had $15.9 million of unrestricted cash. We also have an aggregate $1.4 billion of undrawn capacity on our 2024 Unsecured Revolver (refer to Note 10 to the consolidated financial statements). We refer to this unrestricted cash and additional borrowing capacity on our 2024 Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization and borrowings from our debt facilities, unsecured notes, Commercial Paper Program and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

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

The following table outlines our cash flows provided by (used in) operating activities, cash flows used in investing activities and cash flows provided by financing activities for the six months ended June 30, 2026 and 2025 ($ in thousands):

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows provided by (used in) operating activities	$26,035	$36,902
Cash flows provided by (used in) investing activities	(208,596)	(123,961)
Cash flows provided by (used in) financing activities	177,929	92,878

The decrease in cash flows from operating activities during 2026 was due primarily to an increase of cash payments for debt service and costs associated with two hotels that we became responsible for operating on January 1,

2026 (refer to Note 3 to the consolidated financial statements). The increase in cash flows used in investing activities during 2026 was due primarily to an increase in the origination and additional fundings of Ground Leases and the origination and fundings of loans receivable. The increase in cash flows provided by financing activities during 2026 was due primarily to an increase in contributions from noncontrolling interests, which was partially offset by a decrease in net borrowings on debt obligations and the repurchase of common stock in 2026.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. In April 2023, we and Portfolio Holdings filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of Portfolio Holdings, which will be fully and unconditionally guaranteed by us. As of June 30, 2026, Portfolio Holdings had issued and outstanding four tranches of unsecured senior notes with varying fixed-rates and maturities ranging from June 2031 to January 2035, which were registered on the Form S-3 filed in April 2023 or on a Form S-3 filed by Safehold Inc. and Portfolio Holdings (then known as Safehold Operating Partnership LP) prior to its merger with the Company (then known as iStar Inc.). The obligations of Portfolio Holdings to pay principal, premiums, if any, and interest on these unsecured senior notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and Portfolio Holdings is a consolidated subsidiary of ours. In March 2026, we and Portfolio Holdings filed a registration statement on Form S-3 with the SEC to replace the registration statement filed in April 2023. Any debt securities of Portfolio Holdings registered under this registration statement will be fully and unconditionally guaranteed by us.

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

As of June 30, 2026, we had $3.6 billion principal amount of fixed-rate debt outstanding and $1.1 billion principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income (Loss)

($ in thousands)(1)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$6,032
-50 Basis Points	2,927
-10 Basis Points	526
Base Interest Rate	—
+10 Basis Points	(526)
+ 50 Basis Points	(2,632)
+100 Basis Points	(5,216)
(1)	The table above includes the effect of our floating-rate debt obligations, interest rate swaps, floating-rate loans receivable and our share of the impact of floating-rate loans in our Leasehold Loan Fund.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On May 11, 2026, the Company sent the tenant (TD 135 West 50 LLC a/k/a TD 135 West 50, LLC) under one of its New York office properties a lease termination notice for certain breaches, among other things, related to its failure to pay property taxes as required under the lease. Additionally, the Company commenced a lawsuit against the tenant in the Supreme Court of the State of New York, County of New York, captioned 135 West 50th Street Ground Owner LLC v. TD 135 West 50 LLC, Index No. 652773/2026 (the “First Action”), asserting claims for declaratory and injunctive relief, including a declaration that the tenant’s lease has been terminated and an order of ejectment, as well as for certain monetary damages. On May 20, 2026, the tenant commenced a separate action against the Company in the Supreme Court of the State of New York, County of New York, captioned TD 135 West 50 LLC v. 135 West 50th Street Ground Owner LLC, Index No. 156448/2026 (the “Second Action” and, collectively, with the First Action, the “Lawsuits”), asserting claims for declaratory and injunctive relief, including a declaration that the Company’s termination notice is not a viable predicate for termination of the lease, as well as damages for an alleged breach of the implied covenant of good faith and fair dealing in an amount to be determined at trial. On June 4, 2026, a Justice of the Supreme Court entered an order to show cause and a temporary restraining order (“TRO”) stating that, pending determination of tenant’s pending motion for a preliminary injunction, the Company is stayed from, inter alia, taking further action upon its termination notice or taking further steps to prosecute its ejectment action, terminate or purport to terminate the lease based on the allegations contained in termination notice, or otherwise interfere with the tenant’s tenancy. On June 12, 2026, the Company filed a motion in the Appellate Division of the Supreme Court, First Department, for an order modifying the TRO, and the tenant filed an answer to the Company’s complaint in the First Action, in which it denied that the Company is entitled to any of the relief sought therein. The tenant’s motion for a preliminary injunction in the Second Action, and the Company’s motion for an order modifying the TRO, both remain pending at this time. The Company maintains that the tenant’s claims and allegations lack merit and the lease has been duly terminated, and it intends to defend vigorously against all claims asserted by the tenant in the Second Action, and to pursue all available rights and remedies in respect of its termination of the tenant’s lease. Although the Company believes that its claims, defenses, and allegations in the Lawsuits are meritorious, there are no assurances that it will prevail in its litigation.

Refer to Part I, Item 3, “Legal Proceedings,” of our 2025 Annual Report for a full description of other material pending legal matters.

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in our 2025 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not have any sales of unregistered shares of our common stock during the three months ended June 30, 2026.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of a	of Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under the
	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
April 1 to April 30	279,531	$15.02	279,531	$42,400,191
May 1 to May 31	282,881	$14.85	282,881	$38,200,264
June 1 to June 30	287,928	$15.63	287,928	$33,700,392
(1)	On February 4, 2025, our Board authorized the repurchase of up to $50.0 million of our common stock. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares will be returned to the status of authorized but unissued shares of common stock.

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

3.1	Amended and Restated Charter of Safehold Inc. (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed April 4, 2023).
3.2	Amended and Restated Bylaws of Safehold Inc. (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K, filed April 4, 2023).
10.1	Amended and Restated 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 15, 2026).
+10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement
+10.3*	Form of Performance-Based Caret Profits Interest Award Agreement
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0**	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*	Filed herewith.

**Furnished herewith.

+     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Safehold Inc.
Registrant

Date:	July 31, 2026	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	July 31, 2026	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)