Form 10-Q
period 2026-09-30
Safehold Inc.
filed 2026-11-04
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2026

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-15371

Safehold Inc.

(Exact name of registrant as specified in its charter)

Maryland			95-6881527
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
One Penn Plaza
51st Floor
New York	,	NY	10119
(Address of principal executive offices)			(Zip code)

Registrant’s telephone number, including area code: (212) 930-9400

1114 Avenue of the Americas, 39th Floor, New York, NY 10036

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 2, 2026, there were 69,986,454 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Net investment in sales-type leases ($12,045 and $10,750 of allowances as of September 30, 2026 and December 31, 2025, respectively)	$3,732,306	$3,563,675
Ground Lease receivables, net ($5,595 and $4,872 of allowances as of September 30, 2026 and December 31, 2025, respectively)	2,206,382	2,003,931
Real estate
Real estate, at cost	743,840	740,971
Less: accumulated depreciation	(56,872)	(52,222)
Real estate, net	686,968	688,749
Real estate-related intangible assets, net	201,363	204,016
Real estate available and held for sale	—	2,028
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	888,331	894,793
Loans receivable, net ($883 and $328 of allowances as of September 30, 2026 and December 31, 2025, respectively)	70,753	46,088
Loans receivable, net - related party ($2,353 and $2,223 of allowances as of September 30, 2026 and December 31, 2025, respectively)	110,095	112,556
Equity investments	296,148	280,850
Cash and cash equivalents	29,854	21,705
Restricted cash	10,974	9,031
Deferred tax asset, net	1,513	3,516
Deferred operating lease income receivable	263,570	241,100
Deferred expenses and other assets, net(2)	85,481	72,030
Total assets	$7,695,407	$7,249,275
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$180,939	$161,420
Real estate-related intangible liabilities, net	61,464	62,089
Debt obligations, net	4,799,314	4,585,887
Total liabilities	5,041,717	4,809,396
Commitments and contingencies (refer to Note 11)
Redeemable noncontrolling interests	800	—
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 70,745 and 71,756 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	707	717
Additional paid-in capital	2,181,773	2,199,265
Retained earnings	215,516	165,737
Accumulated other comprehensive income (loss)	58,212	42,592
Total Safehold Inc. shareholders' equity	2,456,208	2,408,311
Noncontrolling interests	196,682	31,568
Total equity	2,652,890	2,439,879
Total liabilities and equity	$7,695,407	$7,249,275
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of September 30, 2026 and December 31, 2025, includes $4.6 million and $3.0 million, respectively, due from related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Interest income from sales-type leases	$78,767	$72,429	$230,703	$212,735
Operating lease income	15,841	16,993	51,803	55,081
Hotel revenues	18,000	—	43,801	—
Interest income(1)	3,401	3,085	9,801	8,130
Other income(2)	2,670	3,655	8,071	11,735
Total revenues	118,679	96,162	344,179	287,681
Costs and expenses:
Interest expense	55,905	52,497	164,608	154,188
Hotel expenses	14,736	—	40,863	—
Real estate expense	786	1,397	2,866	3,436
Depreciation and amortization	1,876	2,113	5,573	6,436
General and administrative	14,270	13,067	43,916	40,153
Provision for (recovery of) credit losses	1,737	1,025	2,505	5,671
Other expense	54	1,184	730	3,698
Total costs and expenses	89,364	71,283	261,061	213,582
Income (loss) from operations before other items	29,315	24,879	83,118	74,099
Earnings (losses) from equity method investments	3,517	4,654	11,413	14,558
Net income (loss) before income taxes	32,832	29,533	94,531	88,657
Income tax expense	(1,484)	(215)	(3,563)	(1,960)
Net income (loss)	31,348	29,318	90,968	86,697
Net (income) loss attributable to noncontrolling interests	(2,541)	(36)	(3,145)	(104)
Net income (loss) attributable to Safehold Inc. common shareholders	$28,807	$29,282	$87,823	$86,593

Per common share data:
Net income (loss)
Basic	$0.41	$0.41	$1.23	$1.21
Diluted	$0.41	$0.41	$1.23	$1.21
Weighted average number of common shares:
Basic	70,857	71,756	71,372	71,673
Diluted	70,982	71,843	71,509	71,760
(1)	For the three months ended September 30, 2026 and 2025, includes $2.4 million and $2.4 million, respectively, of interest income from related parties. For the nine months ended September 30, 2026 and 2025, includes $7.0 million and $7.1 million, respectively, of interest income from related parties.
(2)	For the three months ended September 30, 2026 and 2025, includes $1.9 million and $2.7 million, respectively, of management fees from related parties. For the nine months ended September 30, 2026 and 2025, includes $5.8 million and $9.0 million, respectively, of management fees from related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$31,348	$29,318	$90,968	$86,697
Other comprehensive income (loss):
Reclassification of (gains) losses on derivatives into earnings	1	(552)	564	(1,601)
Unrealized gain (loss) on derivatives	6,232	(126)	15,056	(6,339)
Other comprehensive income (loss):	6,233	(678)	15,620	(7,940)
Comprehensive income (loss)	37,581	28,640	106,588	78,757
Comprehensive (income) loss attributable to noncontrolling interests	(2,541)	(36)	(3,145)	(104)
Comprehensive income (loss) attributable to Safehold Inc.	$35,040	$28,604	$103,443	$78,653

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

			Retained	Accumulated
	Common	Additional	Earnings	Other
	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Par	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance at June 30, 2026	$711	$2,187,162	$199,294	$51,979	$193,101	$2,632,247
Net income (loss)	—	—	28,807	—	2,541	31,348
Issuance of common stock, net / amortization	—	840	—	—	1,281	2,121
Dividends declared ($0.177 per share)	—	—	(12,585)	—	—	(12,585)
Change in accumulated other comprehensive income (loss)	—	—	—	6,233	—	6,233
Distributions to noncontrolling interests	—	—	—	—	(18)	(18)
Redemption of noncontrolling interests	—	(77)	—	—	(223)	(300)
Repurchase of common stock	(4)	(6,152)	—	—	—	(6,156)
Balance at September 30, 2026	$707	$2,181,773	$215,516	$58,212	$196,682	$2,652,890

Balance at June 30, 2025	$717	$2,196,759	$134,186	$41,730	$30,675	$2,404,067
Net income (loss)	—	—	29,282	—	36	29,318
Issuance of common stock, net / amortization	—	1,061	—	—	335	1,396
Dividends declared ($0.177 per share)	—	—	(12,794)	—	—	(12,794)
Change in accumulated other comprehensive income (loss)	—	—	—	(678)	—	(678)
Distributions to noncontrolling interests	—	—	—	—	(18)	(18)
Balance at September 30, 2025	$717	$2,197,820	$150,674	$41,052	$31,028	$2,421,291

Balance at December 31, 2025	$717	$2,199,265	$165,737	$42,592	$31,568	$2,439,879
Net income (loss)	—	—	87,823	—	3,145	90,968
Issuance of common stock, net / amortization	3	5,218	—	—	3,057	8,278
Dividends declared ($0.531 per share)	—	—	(38,044)	—	—	(38,044)
Change in accumulated other comprehensive income (loss)	—	—	—	15,620	—	15,620
Contributions from noncontrolling interests	—	1,229	—	—	159,212	160,441
Distributions to noncontrolling interests	—	—	—	—	(57)	(57)
Redemption and transfer of noncontrolling interests	—	(1,497)	—	—	(243)	(1,740)
Repurchase of common stock	(13)	(22,442)	—	—	—	(22,455)
Balance at September 30, 2026	$707	$2,181,773	$215,516	$58,212	$196,682	$2,652,890

Balance at December 31, 2024	$714	$2,191,840	$102,472	$48,992	$30,009	$2,374,027
Net income (loss)	—	—	86,593	—	104	86,697
Issuance of common stock, net / amortization	3	6,089	—	—	991	7,083
Dividends declared ($0.531 per share)	—	—	(38,391)	—	—	(38,391)
Change in accumulated other comprehensive income (loss)	—	—	—	(7,940)	—	(7,940)
Distributions to noncontrolling interests	—	—	—	—	(60)	(60)
Redemption of noncontrolling interests	—	(109)	—	—	(16)	(125)
Balance at September 30, 2025	$717	$2,197,820	$150,674	$41,052	$31,028	$2,421,291

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$90,968	$86,697
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	5,573	6,436
Stock-based compensation expense	11,162	9,679
Deferred operating lease income	(22,470)	(22,782)
Non-cash interest income from sales-type leases	(81,049)	(75,343)
Non-cash interest expense	10,560	9,351
Amortization of real estate-related intangibles, net	1,391	1,732
Write-off of investment in preferred equity	—	1,945
Provision for (recovery of) credit losses	2,505	5,671
(Earnings) losses from equity method investments	(11,413)	(14,558)
Distributions from operations of equity method investments	4,631	6,012
Amortization of premium, discount and deferred financing costs on debt obligations, net	6,717	6,151
Proceeds received from derivative transactions	17,247	13,127
Other operating activities	4,435	(1,446)
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	(7,094)	2,567
Changes in accounts payable, accrued expenses and other liabilities	(1,643)	256
Cash flows provided by (used in) operating activities	31,520	35,495
Cash flows from investing activities:
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(292,869)	(129,287)
Origination and fundings of loans receivable, net	(25,271)	(45,309)
Contributions to equity method investments	(8,515)	(23,839)
Distributions from equity method investments	—	9,528
Net proceeds received from sale of real estate available and held for sale	1,402	3,180
Proceeds received from derivative transactions	2,569	5,055
Other investing activities	(2,486)	487
Cash flows provided by (used in) investing activities	(325,170)	(180,185)
Cash flows from financing activities:
Proceeds from debt obligations	2,292,000	923,735
Repayments of debt obligations	(2,082,000)	(732,000)
Payments for deferred financing costs	(2,704)	(466)
Dividends paid to common shareholders	(38,384)	(38,231)
Repurchase of common stock	(20,988)	—
Payment of offering costs in connection with joint venture (refer to Note 4)	(10,003)	—
Payments for withholding taxes upon vesting for stock-based compensation	(3,571)	(3,975)
Redemption of noncontrolling interests	(849)	(125)
Contributions from noncontrolling interests	170,520	—
Distributions to noncontrolling interests	(59)	(46)
Other financing activities	(220)	(61)
Cash flows provided by (used in) financing activities	303,742	148,831
Changes in cash, cash equivalents and restricted cash	10,092	4,141
Cash, cash equivalents and restricted cash at beginning of period	30,736	17,118
Cash, cash equivalents and restricted cash at end of period	$40,828	$21,259

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$29,854	$12,123
Restricted cash	10,974	9,136
Total cash and cash equivalents and restricted cash	$40,828	$21,259

Supplemental disclosure of non-cash investing and financing activity:
Dividends declared to common shareholders	$12,765	$12,788
Loan extension fee receivable	2,400	—
Non-cash interest accrued to debt balances	2,931	2,123
Accrued acquisition costs	329	699
Accrued stock repurchases	1,468	—

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

Safehold Management Services Inc. (“SpinCo Manager”), a Delaware corporation and a subsidiary of the Company, is party to a management agreement with Star Holdings dated as of March 31, 2023, as amended (refer to Note 15), pursuant to which SpinCo Manager is operating and pursuing the orderly monetization of Star Holding’s assets (the “Management Agreement”). Star Holdings paid SpinCo Manager an annual management fee of $15.0 million for the annual term ended March 31, 2025 and $10.0 million for the annual term ended March 31, 2026. The annual fee declined to $7.5 million (refer to Note 15) for the following annual term, and adjusts to 2.0% of the gross book value of Star Holdings’ assets, excluding shares of the Company’s common stock held by Star Holdings, thereafter, subject to a minimum quarterly management fee of $1.25 million for the annual term ending March 31, 2028 and a minimum quarterly management fee of $625,000 for the annual term ending March 31, 2029. The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of September 30, 2026, the total assets of these consolidated VIEs were $455.1 million and total liabilities were $30.8 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” “Ground Lease receivables,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

has provided no financial support to VIEs that it was not previously contractually required to provide and had $22.4 million of unfunded commitments related to consolidated VIEs as of September 30, 2026.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,732	$3,387	$3,564	$3,576
Ground Lease receivables(1)	2,206	2,118	2,004	2,159
Loans receivable, net(1)	71	71	46	46
Loans receivable, net - related party(1)	110	115	113	116
Cash and cash equivalents(2)	30	30	22	22
Restricted cash(2)	11	11	9	9

Liabilities
Debt obligations, net(1)
Level 1	1,430	1,326	1,429	1,414
Level 3	3,369	2,730	3,157	2,656
Total debt obligations, net	4,799	4,056	4,586	4,070
(1)	The fair value of the Company’s net investment in sales-type leases, Ground Lease receivables, loans receivable, net and loans receivable, net – related party are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

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

The Company maintains control of the Brookfield JV and is responsible for the day-to-day operations of the venture and the management of its assets. The Company determined the Brookfield JV is a VIE under ASC 810 for which

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

the Company is the primary beneficiary and consolidates the Brookfield JV in its consolidated financial statements. The contributions from Brookfield are accounted for as “noncontrolling interests” in the Company’s consolidated financial statements. The Company has a series of call options it can exercise beginning after seven years from the Brookfield JV inception date under which it can acquire Brookfield’s noncontrolling interest in the Brookfield JV at pre-determined prices.

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

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Total undiscounted cash flows(1)	$36,370,600	$34,314,838
Unguaranteed estimated residual value(1)	3,137,498	3,099,768
Present value discount	(35,763,747)	(33,840,181)
Allowance for credit losses	(12,045)	(10,750)
Net investment in sales-type leases	$3,732,306	$3,563,675
(1)	As of September 30, 2026, total discounted cash flows were approximately $3,709 million and the discounted unguaranteed estimated residual value was $35.0 million. As of December 31, 2025, total discounted cash flows were approximately $3,541 million and the discounted unguaranteed estimated residual value was $33.7 million.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Nine Months Ended September 30, 2026
Beginning balance	$3,563,675	$2,003,931	$5,567,606
Origination/acquisition/fundings(1)	118,650	173,401	292,051
Accretion	51,276	29,773	81,049
(Provision for) recovery of credit losses	(1,295)	(723)	(2,018)
Ending balance(2)	$3,732,306	$2,206,382	$5,938,688

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Nine Months Ended September 30, 2025
Beginning balance	$3,454,953	$1,833,398	$5,288,351
Origination/acquisition/fundings(1)	25,770	103,303	129,073
Accretion	48,697	26,646	75,343
(Provision for) recovery of credit losses	(2,145)	(2,328)	(4,473)
Ending balance(2)	$3,527,275	$1,961,019	$5,488,294
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of September 30, 2026 and December 31, 2025, all of the Company’s net investment in sales-type leases and Ground Lease receivables were current in their payment status. As of September 30, 2026, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.4% and 5.8%, respectively. As of September 30, 2026, the weighted average remaining life of the Company’s 61 Ground Lease receivables was 95.8 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Allowance for Credit Losses—Changes in the Company’s allowance for credit losses on net investment in sales-type leases for the three and nine months ended September 30, 2026 and 2025 were as follows ($ in thousands):

	Net investment in sales-type leases
	Stabilized	Development	Unfunded
Three Months Ended September 30, 2026	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$10,490	$648	$50	$11,188
Provision for (recovery of) credit losses(1)	821	86	(1)	906
Allowance for credit losses at end of period(2)	$11,311	$734	$49	$12,094

Three Months Ended September 30, 2025
Allowance for credit losses at beginning of period	$7,833	$497	$30	$8,360
Provision for (recovery of) credit losses(1)	607	29	—	636
Allowance for credit losses at end of period(2)	$8,440	$526	$30	$8,996

Nine Months Ended September 30, 2026
Allowance for credit losses at beginning of period	$10,214	$536	$32	$10,782
Provision for (recovery of) credit losses(1)	1,097	198	17	1,312
Allowance for credit losses at end of period(2)	$11,311	$734	$49	$12,094

Nine Months Ended September 30, 2025
Allowance for credit losses at beginning of period	$6,385	$436	$—	$6,821
Provision for (recovery of) credit losses(1)	2,055	90	30	2,175
Allowance for credit losses at end of period(2)	$8,440	$526	$30	$8,996
(1)	During the three months ended September 30, 2026 and 2025, the Company recorded provisions for credit losses on net investment in sales-type leases of $0.9 million and $0.6 million, respectively. The provision for credit losses for the three months ended September 30, 2026 was due primarily to growth in the carrying value of the portfolio during the period and a worsening macroeconomic forecast since June 30, 2026. The provision for credit losses for the three months ended September 30, 2025 was due primarily to then current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since June 30, 2025, and growth in the carrying value of the portfolio during the period. During the nine months ended September 30, 2026 and 2025, the Company recorded provisions for credit losses on net investment in sales-type leases of $1.3 million and $2.2 million, respectively. The provision for credit losses for the nine months ended September 30, 2026 was due primarily to growth in the carrying value of the portfolio during the period and a worsening macroeconomic forecast since December 31, 2025, which was partially offset by a decrease in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2025. The provision for credit losses for the nine months ended September 30, 2025 was due primarily to then current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2024, and growth in the carrying value of the portfolio during the period.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Changes in the Company’s allowance for credit losses on Ground Lease receivables for the three and nine months ended September 30, 2026 and 2025 were as follows ($ in thousands):

	Ground Lease receivables
	Stabilized	Development	Unfunded
Three Months Ended September 30, 2026	Properties	Properties	Commitments	Total
Allowance for credit losses at beginning of period	$3,704	$1,430	$101	$5,235
Provision for (recovery of) credit losses(1)	290	171	(51)	410
Allowance for credit losses at end of period(2)	$3,994	$1,601	$50	$5,645

Three Months Ended September 30, 2025
Allowance for credit losses at beginning of period	$4,423	$1,167	$44	$5,634
Provision for (recovery of) credit losses(1)	297	105	(12)	390
Allowance for credit losses at end of period(2)	$4,720	$1,272	$32	$6,024

Nine Months Ended September 30, 2026
Allowance for credit losses at beginning of period	$3,587	$1,285	$84	$4,956
Provision for (recovery of) credit losses(1)	407	316	(34)	689
Allowance for credit losses at end of period(2)	$3,994	$1,601	$50	$5,645

Nine Months Ended September 30, 2025
Allowance for credit losses at beginning of period	$2,652	$1,012	$37	$3,701
Provision for (recovery of) credit losses(1)	2,068	260	(5)	2,323
Allowance for credit losses at end of period(2)	$4,720	$1,272	$32	$6,024
(1)	During the three months ended September 30, 2026 and 2025, the Company recorded provisions for credit losses on Ground Lease receivables of $0.4 million and $0.4 million, respectively. The provision for credit losses for the three months ended September 30, 2026 was due primarily to growth in the carrying value of the portfolio during the period and a worsening macroeconomic forecast since June 30, 2026. The provision for credit losses for the three months ended September 30, 2025 was due primarily to then current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since June 30, 2025, and growth in the carrying value of the portfolio during the period. During the nine months ended September 30, 2026 and 2025, the Company recorded provisions for credit losses on Ground Lease receivables of $0.7 million and $2.3 million, respectively. The provision for credit losses for the nine months ended September 30, 2026 was due primarily to growth in the carrying value of the portfolio during the period and a worsening macroeconomic forecast since December 31, 2025, which was partially offset by a decrease in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2025. The provision for credit losses for the nine months ended September 30, 2025 was due primarily to then current market conditions, including an increase in the Ground Lease cost to value ratio on the Company’s portfolio of Ground Leases since December 31, 2024.
(2)	Allowance for credit losses on unfunded commitments is recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s amortized cost basis in net investment in sales-type leases and Ground Lease receivables, presented by year of origination and by stabilized or development status, was as follows as of September 30, 2026 ($ in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Prior to 2022	Total
Net investment in sales-type leases
Stabilized properties	$—	$23,262	$37,069	$52,065	$673,762	$2,483,296	$3,269,454
Development properties	82,561	58,678	116,808	22,830	39,729	154,291	474,897
Total	$82,561	$81,940	$153,877	$74,895	$713,491	$2,637,587	$3,744,351

	Year of Origination
	2026	2025	2024	2023	2022	Prior to 2022	Total
Ground Lease receivables
Stabilized properties	$29,606	$38,638	$—	$20,278	$161,225	$900,114	$1,149,861
Development properties	52,663	122,083	132,560	25,253	648,334	81,223	1,062,116
Total	$82,269	$160,721	$132,560	$45,531	$809,559	$981,337	$2,211,977

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

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2026, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2026 (remaining three months)	$29,618	$2,306	$424	$32,348
2027	121,024	9,320	1,695	132,039
2028	123,836	9,595	1,746	135,177
2029	125,647	9,785	1,753	137,185
2030	128,961	11,005	1,753	141,719
Thereafter	31,994,215	3,513,757	284,160	35,792,132
Total undiscounted cash flows	$32,523,301	$3,555,768	$291,531	$36,370,600

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

During the three and nine months ended September 30, 2026 and 2025, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended September 30, 2026	Leases	Receivables	Total
Cash	$31,509	$19,910	$51,419
Non-cash	17,180	10,168	27,348
Total interest income from sales-type leases	$48,689	$30,078	$78,767

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended September 30, 2025	Leases	Receivables	Total
Cash	$29,000	$17,592	$46,592
Non-cash	16,655	9,182	25,837
Total interest income from sales-type leases	$45,655	$26,774	$72,429

	Net Investment	Ground
	in Sales-type	Lease
Nine Months Ended September 30, 2026	Leases	Receivables	Total
Cash	$91,740	$57,914	$149,654
Non-cash	51,276	29,773	81,049
Total interest income from sales-type leases	$143,016	$87,687	$230,703

	Net Investment	Ground
	in Sales-type	Lease
Nine Months Ended September 30, 2025	Leases	Receivables	Total
Cash	$86,627	$50,765	$137,392
Non-cash	48,697	26,646	75,343
Total interest income from sales-type leases	$135,324	$77,411	$212,735

Note 5—Real Estate, Real Estate-Related Intangibles and Real Estate Available and Held for Sale

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	September 30, 2026	December 31, 2025
Land and land improvements, at cost	$547,739	$547,739
Buildings and improvements, at cost	196,101	193,232
Less: accumulated depreciation	(56,872)	(52,222)
Total real estate, net	$686,968	$688,749
Real estate-related intangible assets, net	201,363	204,016
Real estate available and held for sale	—	2,028
Total real estate, net and real estate-related intangible assets, net and real estate available and held for sale	$888,331	$894,793

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of September 30, 2026
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(26,667)	$159,335
In-place lease assets, net(2)	70,445	(29,101)	41,344
Other intangible assets, net	750	(66)	684
Total	$257,197	$(55,834)	$201,363

	As of December 31, 2025
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(24,658)	$161,344
In-place lease assets, net(2)	70,445	(28,463)	41,982
Other intangible assets, net	750	(60)	690
Total	$257,197	$(53,181)	$204,016
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of September 30, 2026
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(7,154)	$61,464

	As of December 31, 2025
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(6,529)	$62,089
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible asset	Location	2026	2025
Above-market lease assets (decrease to income)	Operating lease income	$670	$784
In-place lease assets (decrease to income)	Depreciation and amortization	212	597
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Nine Months Ended September 30,
Intangible asset	Location	2026	2025
Above-market lease assets (decrease to income)	Operating lease income	$2,010	$2,351
In-place lease assets (decrease to income)	Depreciation and amortization	638	1,789
Other intangible assets (decrease to income)	Operating lease income	6	6

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2026 (remaining three months)	$884
2027	3,538
2028	3,530
2029	3,523
2030	3,523
(1)	As of September 30, 2026, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 81.2 years.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible liability	Location	2026	2025
Below-market lease liabilities (increase to income)	Operating lease income	$208	$208

	Income Statement	For the Nine Months Ended September 30,
Intangible liability	Location	2026	2025
Below-market lease liabilities (increase to income)	Operating lease income	$625	$625

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2026, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent(1)	Rent	Total
2026 (remaining three months)	$1,957	$4,659	$594	$1,452	$105	$8,767
2027	7,829	18,876	2,388	5,807	421	35,321
2028	7,829	19,224	2,421	5,807	304	35,585
2029	7,829	19,578	2,453	5,807	—	35,667
2030	7,829	19,939	2,490	5,807	—	36,065
Thereafter	442,143	4,270,824	425,745	13,643	—	5,152,355
(1)	During the three months ended September 30, 2026 and 2025, the Company recognized $36 thousand and $0.1 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Company recognized $4.6 million and $5.3 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations. The tenant under the Park Hotels master lease elected to extend the leases underlying three of the five hotels originally covered by the master lease past the initial lease maturity of December 2025. On October 22, 2025, the Company sent the tenant under the Park Hotels master lease a termination notice for all five hotels and commenced litigation against its tenant and Park Intermediate Holdings LLC, guarantor under the master lease, for certain breaches, among other things, related to the maintenance and operations of the hotels. There are no assurances that the Company will be able to terminate the master lease or prevail in its litigation (refer to Note 11). The Company became responsible for operating the two hotel properties that reverted to it on January 1, 2026.

Note 6—Loans Receivable, net

In the second quarter of 2025, the Company began originating leasehold loans in conjunction with certain of its Ground Leases. These leasehold loans allow the Company’s Ground Lease tenants to receive their full capital structure needs from one source. As of September 30, 2026, the Company had five senior mortgages with an aggregate outstanding principal balance of $71.2 million and an aggregate carrying value of $70.8 million. As of December 31, 2025, the Company had four senior mortgages with an aggregate outstanding principal balance of $46.0 million and an aggregate carrying value of $46.1 million. The Company’s five leasehold loans have initial maturities that range from May 2028 to December 2029, excluding all extension options that can be exercised by the borrower subject to certain conditions, and accrue interest at a weighted average rate of 6.18%, assuming a SOFR rate of 3.91% as of September 30, 2026 for the Company’s four floating rate loans.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Credit Characteristics—As part of the Company’s process for monitoring the credit quality of its leasehold loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain, and there can be no assurance that actual performance will be similar to current expectations. The Company designates loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans, if any, are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2026 and December 31, 2025, all of the Company’s leasehold loans were current in their payment status. As of September 30, 2026, four of the Company’s loans with an aggregate amortized cost basis of $29.3 million had a risk rating of 3 and one loan originated in 2025 with an amortized cost basis of $42.3 million had a risk rating of 4. As of December 31, 2025, all of the Company’s leasehold loans had a risk rating of 3.

Allowance for Credit Losses—As of September 30, 2026 and December 31, 2025, the Company’s allowance for credit losses on its loans receivable was $0.9 million and $0.3 million, respectively, and the Company’s allowance for credit losses on its unfunded commitments was $0.9 million and $1.1 million, respectively. Allowances on unfunded commitments are recorded in “Accounts payable and accrued expenses” on the Company’s consolidated balance sheets. During the three and nine months ended September 30, 2026, the Company recorded a provision for credit losses of $0.3 million and $0.4 million (including allowances on unfunded commitments), respectively, on its leasehold loans. The provision for credit losses during the three and nine months ended September 30, 2026 was due primarily to a change in risk rating on one of the Company’s loans, a change in macroeconomic forecasts and the origination of a new loan during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recorded a provision for credit losses (refer to Note 3) of $0.0 million and $1.3 million, respectively, on its leasehold loans, including $1.0 million related to unfunded commitments. The provision for credit losses during the three and nine months ended September 30, 2025 was due to the origination of new loans.

Unfunded Commitments—The Company has commitments to fund construction and development loans over a period of time if and when its borrowers meet established milestones and other performance criteria. The Company refers to these arrangements as performance-based commitments. As of September 30, 2026, the Company had $125.9 million of such commitments.

Note 7—Loan Receivable, net – Related Party

On March 31, 2023, the Company, as lender and as administrative agent, and Star Holdings, as borrower, entered into a senior secured term loan facility, which was amended on October 4, 2023, March 28, 2025 and September 29, 2026, in an aggregate principal amount of $115.0 million (the “Secured Term Loan Facility”) and an additional commitment amount of up to $25.0 million at Star Holding’s election (the “Incremental Term Loan Facility”, together with the Secured Term Loan Facility, as amended, the “Star Holdings Term Loan Facility”). During the three months ended September 30, 2026 and 2025, the Company recorded $2.4 million and $2.4 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income” in the Company’s consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Company recorded $7.0 million and $7.1 million, respectively, of interest income on the Star Holdings Term Loan Facility, which is recorded in “Interest income” in the Company’s consolidated statements of operations. As of each of September 30, 2026 and December 31, 2025, the Star Holdings Term Loan Facility had a principal balance of $115.0 million.

The Star Holdings Term Loan Facility is a secured credit facility. Borrowings under the Star Holdings Term Loan Facility bear interest at a fixed rate of 8.00% per annum, which may increase to 10.00% per annum if any loans remain outstanding under the Incremental Term Loan Facility. On March 28, 2025, the Company and Star Holdings entered into an amendment to the Star Holdings Term Loan Facility that extended the maturity date by one year to March 31, 2028, provides that Star Holdings may re-borrow amounts that have been repaid on the Incremental Term Loan Facility and

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

permits Star Holdings to repurchase up to $10.0 million in shares of its common stock, subject to certain conditions. On September 29, 2026, the Company and Star Holdings further amended the Star Holdings Term Loan Facility that, among other things: (i) extended the maturity date by one year to March 31, 2029, with the option for Star Holdings to extend the maturity date to September 30, 2029, subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.5% of the then outstanding loans, and with the interest rate on outstanding borrowings increasing 1.0% per annum during the extension period; (ii) permits Star Holdings to make one or more voluntary prepayments of up to $50.0 million in the aggregate, plus the amount of any restricted cash held by the margin loan lender on its margin loan facility with Morgan Stanley Bank, N.A. that is currently secured by all of the shares of the Company’s common stock owned by Star Holdings; and (iii) provides a new restricted payments basket that will permit Star Holdings to repurchase up to $10.0 million of its common shares for cash after it has prepaid its margin loan facility by at least $40.0 million (exclusive of prepayments using restricted cash held by the margin loan lender). Star Holdings completed the required $40.0 million prepayment of its margin loan facility in September 2026. Star Holdings paid the Company a maturity extension fee of $2.4 million in October 2026 in connection with the amendment. The Star Holdings Term Loan Facility is secured by a first-priority perfected security pledge of all the equity interests in Star Holding’s primary real estate subsidiary. Since the first quarter of 2024, within five business days after Star Holdings has delivered its unaudited quarterly financial statements, Star Holdings has been required to apply any unrestricted cash on its balance sheet in excess of the aggregate of (i) an operating reserve; and (ii) $50 million, to prepay the Star Holdings Term Loan Facility or alternatively, with the consent of the Company, Star Holdings may apply such cash to prepay its margin loan facility in lieu of any prepayment of the Star Holdings Term Loan Facility. The operating reserve is calculated on a quarterly basis and is equal to the aggregate of projected operating expenses (including payments to the Star Holdings local property consultants but excluding management fees and public company costs), projected land carry costs, projected capital expenditure and projected interest expense on the margin loan facility and the Star Holdings Term Loan Facility for the next twelve months; less the projected operating revenues for the next twelve months consistent with the operating budget approved by the Company.

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

During the three months ended September 30, 2026 and 2025, the Company recorded a provision for (recovery of) credit losses of $0.1 million and ($2) thousand, respectively, on the Star Holdings Term Loan Facility, including amounts on the Incremental Term Loan Facility, which was undrawn as of each of September 30, 2026 and December 31, 2025. During the nine months ended September 30, 2026 and 2025, the Company recorded a provision for (recovery of) credit losses of $0.1 million and ($0.1) million, respectively, on the Star Holdings Term Loan Facility, including amounts on the Incremental Term Loan Facility. The Company did not have any accrued interest receivable from the Star Holdings Term Loan Facility as of each of September 30, 2026 and December 31, 2025. The Company did not reverse any accrued interest on the Star Holdings Term Loan Facility during the three and nine months ended September 30, 2026 and 2025.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 8—Equity Investments

The Company’s equity investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings from		Earnings from
	Carrying Value		Equity Method Investments(1)		Equity Method Investments(1)
	as of		For The Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2026	2025	2026	2025	2026	2025
Equity investment
425 Park Avenue	$140,901	$139,592	$912	$907	$2,740	$2,679
32 Old Slip	70,864	67,865	990	993	2,999	3,747
Ground Lease Plus Fund(1)	31,000	30,787	441	487	(517)	1,301
Leasehold Loan Fund(2)	53,383	42,606	1,174	2,267	6,191	6,831
Total	$296,148	$280,850	$3,517	$4,654	$11,413	$14,558
(1)	As of September 30, 2026, the Company has a basis difference of $11.3 million in the Ground Lease Plus Fund. During the three and nine months ended September 30, 2026, $0.5 million and $1.1 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments. During the three and nine months ended September 30, 2025, $0.1 million and ($0.2) million, respectively, of the basis difference was amortized as a decrease to earnings from equity method investments.
(2)	The Company had a basis difference in the Leasehold Loan Fund that was amortized using the effective interest method. During the three months ended September 30, 2025, $1.0 million of the basis difference was amortized as an increase to earnings from equity method investments. During the nine months ended September 30, 2026 and 2025, $2.7 million and $2.4 million, respectively, of the basis difference was amortized as an increase to earnings from equity method investments.

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

The Leasehold Loan Fund committed to provide a $130.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a life science property. In

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

August 2025, the loan commitment was reduced to $30.0 million and in August 2026 the loan commitment was further reduced to $27.6 million, which was fully funded as of September 30, 2026.

The Leasehold Loan Fund committed to provide a $105.0 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s recapitalization of a mixed-use property. In July 2025, the loan commitment was reduced to $55.5 million and in August 2026 the loan commitment was further reduced to $45.0 million, which was fully funded as of September 30, 2026.

In July 2024, the Leasehold Loan Fund committed to provide a $31.5 million loan to the ground lessee of a Ground Lease originated by the Company. The loan was for the Ground Lease tenant’s construction of a student housing property. As of September 30, 2026, the Leasehold Loan Fund funded $26.9 million of the commitment.

Note 9—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2026	December 31, 2025
Operating lease right-of-use assets(1)	$31,929	$26,085
Interest rate hedge assets	16,547	21,315
Deferred finance costs, net(2)	7,846	11,536
Other assets(3)	27,386	12,211
Leasing costs, net	416	422
Corporate furniture, fixtures and equipment, net	1,357	461
Deferred expenses and other assets, net	$85,481	$72,030
(1)	Operating lease right-of-use asset (and operating lease liability below) relates primarily to a property that is majority-owned by a third party and is ground leased to the Company and corporate office space the Company began leasing in August 2026. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044. Amortization of this operating lease right-of-use asset, beginning January 1, 2026, is recorded in “Hotel expenses” in the Company’s consolidated statements of operations. Prior to January 1, 2026 this expense was recorded in “Real estate expense” in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.4 million, respectively, in both “Real estate expense” and “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%. The Company also has operating leases for office space.
(2)	Accumulated amortization of deferred finance costs was $12.2 million and $8.4 million as of September 30, 2026 and December 31, 2025, respectively.
(3)	As of September 30, 2026 and December 31, 2025, includes $1.9 million and $2.9 million, respectively, of management fees due from Star Holdings.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2026	December 31, 2025
Interest payable	$110,159	$103,656
Other liabilities	19,054	19,495
Dividends declared and payable	13,203	13,559
Operating lease liabilities(1)	14,805	5,622
Accrued expenses(2)	23,718	19,088
Accounts payable, accrued expenses and other liabilities	$180,939	$161,420
(1)	Refer to Note 11.
(2)	As of September 30, 2026 and December 31, 2025, accrued expenses primarily includes accrued compensation, legal, audit and property expenses.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 10—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	September 30, 2026	December 31, 2025	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,271,113	$1,271,113	4.03%	August 2027 to November 2069
Total secured credit financing(3)	1,271,113	1,271,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
6.10% senior notes	300,000	300,000	6.10%	April 2034
5.65% senior notes	400,000	400,000	5.65%	January 2035
3.98% senior notes	475,000	475,000	3.98%	February 2052
5.15% senior notes	166,657	164,478	5.15%	May 2052
6.615% senior notes	225,752	—	6.615%	August 2056
2024 Unsecured Revolver	765,000	780,000	SOFR plus 0.85%	May 2029
2025 Unsecured Term Loan	400,000	400,000	SOFR plus 0.90%	November 2030
Trust preferred securities	100,000	100,000	Adjusted SOFR plus 1.50%	October 2035
Total unsecured financing	3,582,409	3,369,478
Total debt obligations	4,853,522	4,640,591
Debt premium, discount and deferred financing costs, net	(54,208)	(54,704)
Total debt obligations, net	$4,799,314	$4,585,887
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of September 30, 2026, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.43%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of September 30, 2026, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 8), unsecured senior notes, 2025 Unsecured Term Loan and trust preferred securities were 4.39% and 3.94%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of September 30, 2026, $1.9 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of September 30, 2026, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 4.03% and have maturities between August 2027 and November 2069.

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

2024 Unsecured Revolver—In April 2024, the Company entered into a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”). At the time, $916 million of existing indebtedness was drawn on then existing unsecured credit facilities, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has an extended maturity date of May 1, 2029, which includes two six-month extension options. On September 12, 2025, the Company entered into an amendment to the 2024 Unsecured Revolver that modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR. As a result of that amendment, the 2024 Unsecured Revolver has a borrowing rate of SOFR plus 0.85%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.10%, subject to the Company’s credit ratings. As of September 30, 2026, there was $1.2 billion of undrawn capacity on the 2024 Unsecured Revolver.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Under the Commercial Paper Program, the Company may issue the commercial paper notes from time to time and will use the proceeds for general corporate purposes. The Commercial Paper Program is backed by the Company’s 2024 Unsecured Revolver. The commercial paper notes will be sold under customary terms in the commercial paper market and will rank pari passu with all of Portfolio Holding’s other unsecured senior indebtedness. The interest rates will vary based on the ratings assigned to the commercial paper notes by credit rating agencies and market conditions at the time of issuance. As of September 30, 2026, the Company had no outstanding balance under the Commercial Paper Program. Borrowings reduce amounts otherwise available under the 2024 Unsecured Revolver.

The documents governing the Commercial Paper Program contain customary representations, warranties, covenants, defaults and indemnification provisions, and provide the terms under which the Notes will be sold pursuant to an exemption from the federal and state securities laws.

Debt Covenants—The Company is subject to financial covenants under the 2024 Unsecured Revolver and the 2025 Unsecured Term Loan, including maintaining: (i) a ratio of total unencumbered assets to total unsecured debt of at least 1.25x; (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the 2024 Unsecured Revolver and 2025 Unsecured Term Loan, as applicable; and (iii) limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. In addition, the 2024 Unsecured Revolver and 2025 Unsecured Term Loan contain customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes, 5.15% Notes, 6.10% Notes, 5.65% Notes and 6.615% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 6.10% Notes, 5.65% Notes and 6.615% Notes are also subject to a financial covenant limiting the incurrence of any secured debt that would cause the Company’s secured debt to total assets ratio to exceed 50%. The Company’s 3.98% Notes, 5.15% Notes and 6.615% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into Portfolio Holdings’ and/or the Company’s existing or future material credit facilities, including the 2024 Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes, 5.15% Notes and 6.615% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of September 30, 2026, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of September 30, 2026, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2026 (remaining three months)	$—	$—	$—
2027	10,000	—	10,000
2028	79,193	—	79,193
2029	—	765,000	765,000
2030	—	400,000	400,000
Thereafter	1,181,920	2,417,409	3,599,329
Total principal maturities	1,271,113	3,582,409	4,853,522
Debt premium, discount and deferred financing costs, net	(25,327)	(28,881)	(54,208)
Total debt obligations, net	$1,245,786	$3,553,528	$4,799,314
(1)	As of September 30, 2026, the Company’s weighted average maturity for its secured mortgages was 29.1 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 11—Commitments and Contingencies

Lease Commitments—Future minimum lease obligations under non-cancelable operating leases as of September 30, 2026 are as follows ($ in thousands):(1)

2026 (remaining three months)	$732
2027	2,915
2028	2,923
2029	2,942
2030	2,958
Thereafter	8,456
Total undiscounted cash flows(1)	20,926
Present value discount(2)	(6,121)
Lease liabilities	$14,805
(1)	Includes cash flows that relate to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.5 million, subject to adjustment for changes in the CPI, per year through 2044.
(2)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 6.0% and the weighted average remaining lease term is 9.0 years. During the three months ended September 30, 2026 and 2025, the Company made payments of $0.4 million and $1.4 million, respectively, related to its operating leases. During the nine months ended September 30, 2026 and 2025, the Company made payments of $0.7 million and $4.3 million, respectively, related to its operating leases.

Unfunded Commitments—The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of September 30, 2026, the Company had $119.6 million of such commitments, excluding commitments to be funded by noncontrolling interests.

Other Commitments—The Company funds construction and development loans and build-outs of space in real estate assets over a period of time, both individually and through the Leasehold Loan Fund, if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of September 30, 2026, the Company had $128.4 million of such commitments.

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

On May 11, 2026, the Company sent the tenant (TD 135 West 50 LLC a/k/a TD 135 West 50, LLC) under one of its New York office properties a lease termination notice for certain breaches, among other things, related to its failure to pay property taxes as required under the lease. Additionally, the Company commenced a lawsuit against the tenant in the Supreme Court of the State of New York, County of New York, captioned 135 West 50th Street Ground Owner LLC

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

v. TD 135 West 50 LLC, Index No. 652773/2026 (the “First Action”), asserting claims for declaratory and injunctive relief, including a declaration that the tenant’s lease has been terminated and an order of ejectment, as well as for certain monetary damages. On May 20, 2026, the tenant commenced a separate action against the Company in the Supreme Court of the State of New York, County of New York, captioned TD 135 West 50 LLC v. 135 West 50th Street Ground Owner LLC, Index No. 156448/2026 (the “Second Action” and, collectively, with the First Action, the “Lawsuits”), asserting claims for declaratory and injunctive relief, including a declaration that the Company’s termination notice is not a viable predicate for termination of the lease, as well as damages for an alleged breach of the implied covenant of good faith and fair dealing in an amount to be determined at trial. On June 4, 2026, a Justice of the Supreme Court entered an order to show cause and a temporary restraining order (“TRO”) stating that, pending determination of tenant’s pending motion for a preliminary injunction, the Company is stayed from, inter alia, taking further action upon its termination notice or taking further steps to prosecute its ejectment action, terminate or purport to terminate the lease based on the allegations contained in termination notice, or otherwise interfere with the tenant’s tenancy. The tenant filed an answer to the Company’s complaint in the First Action, in which it denied that the Company is entitled to any of the relief sought therein.  On August 26, 2026, the Company filed a motion to dismiss the Second Action. The tenant’s motion for a preliminary injunction in the Second Action, and the Company’s motion to dismiss, both remain pending at this time. The Company maintains that the tenant’s claims and allegations lack merit and the lease has been duly terminated, and it intends to defend vigorously against all claims asserted by the tenant in the Second Action, and to pursue all available rights and remedies in respect of its termination of the tenant’s lease. Although the Company believes that its claims, defenses, and allegations in the Lawsuits are meritorious, there are no assurances that it will prevail in its litigation.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 ($ in thousands):(1)(2)

	September 30, 2026	December 31, 2025
	Fair	Fair	Balance Sheet
Derivative Type	Value	Value	Location
Assets
Interest rate swaps	$16,547	$21,315	Deferred expenses and other assets, net
Total	$16,547	$21,315
(1)	As of September 30, 2026, the Company has two interest rate swap derivatives outstanding that mature in April 2028 and have an aggregate $500.0 million notional amount, which hedge in-place floating-rate debt. The Company also has a designated derivative outstanding with a $25.0 million notional amount that matures in December 2026 that protects the Company against interest rate volatility with respect to future long-term debt with a tenor of approximately 30 years.
(2)	Over the next 12 months, the Company expects that $3.5 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as a decrease to interest expense. The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy.

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

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

			Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended September 30, 2026
Interest rate swaps	Interest expense	$6,232	$(1)
For the Three Months Ended September 30, 2025
Interest rate swaps	Interest expense	$(126)	$552
For the Nine Months Ended September 30, 2026
Interest rate swaps	Interest expense	$15,056	$(564)
For the Nine Months Ended September 30, 2025
Interest rate swaps	Interest expense	$(6,339)	$1,601

Note 13—Equity

Common Stock—As of September 30, 2026, the Company has one class of common stock outstanding.

In April 2023, the Company and Portfolio Holdings entered into an ATM Equity Offering Sales Agreement (the “Primary Sales Agreement”) with the sales agents named therein pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $300.0 million (the “Primary Shares”) through or to the sales agents. The Company may sell the Primary Shares in amounts and at times to be determined by the

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Company from time to time but has no obligation to sell any of the Primary Shares. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of its funding. Through September 30, 2026, the Company has not sold any shares of its common stock through the Primary Sales Agreement.

On February 4, 2025, the Company’s board of directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The Company has no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares will be returned to the status of authorized but unissued shares of common stock. During the three months ended September 30, 2026, the Company repurchased 0.4 million shares of its outstanding common stock for $6.2 million, representing an average cost of $14.30 per share, including fees. During the nine months ended September 30, 2026, the Company repurchased 1.5 million shares of its outstanding common stock for $22.5 million, representing an average cost of $14.80 per share, including fees. As of September 30, 2026, the Company had $27.5 million remaining under the share repurchase authorization. Subsequent to September 30, 2026, the Company repurchased 0.6 million shares of its outstanding common stock for $7.5 million, representing an average cost of $11.86 per share, including fees.

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

In May 2026, the LTIP was amended to increase the aggregate number of shares of the Company’s common stock available for issuance. As of September 30, 2026, an aggregate of 2,721,503 shares of the Company’s common stock remains available for issuance under the LTIP. As of September 30, 2026, there was $21.8 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 3.4 years.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Caret Performance Incentive Plan—The Company has a Caret performance incentive plan pursuant to which Caret units of Portfolio Holdings are reserved for grants of performance-based awards to participants, including certain officers, key employees, directors and service providers (the “Caret Performance Incentive Plan”). As of September 30, 2026, all outstanding Caret units awarded under the Caret Performance Incentive Plan are fully vested except for (i) Caret units granted to executive officers and other employees, which are subject to cliff vesting on March 31, 2027 if the Company’s common stock has traded at an average per share price of $60.00 or more for at least 30 consecutive trading days since the grant date; (ii) Caret units granted to one employee in December 2025 that will vest pro rata annually over a five-year period, subject to continued employment and service conditions; (iii) Caret units granted to one employee in May 2026 that will vest pro rata annually over a five-year period, subject to continued employment and service conditions; and (iv) Caret units granted to employees in May 2026 that will cliff vest on May 15, 2031, subject to continued employment and service conditions. As of September 30, 2026, there was $8.3 million of total unrecognized compensation cost related to all unvested Caret units that is expected to be recognized over a remaining vesting/service period of 2.6 years.

As of September 30, 2026, Caret Performance Incentive Plan participants held 1,474,604 Caret units, representing 15.3% of the outstanding Caret units and 12.3% of the authorized Caret units, and 15,396 Caret units remain available for issuance under the Caret Performance Incentive Plan.

During the three months ended September 30, 2026 and 2025, the Company recognized $1.3 million and $0.3 million, respectively, of expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets. During the nine months ended September 30, 2026 and 2025, the Company recognized $3.1 million and $1.0 million, respectively, of expense from Caret units, which is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets

401(K) Plan—The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Company’s Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s contributions, up to a maximum of 10% of the participants’ compensation. The Company made gross contributions of $0.6 million and $0.5 million, respectively, for the nine months ended September 30, 2026 and 2025.

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

Dividends—The Company (then known as iStar) elected to be taxed as a REIT beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2026 and 2025,

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

the Company declared cash dividends on its common stock of $38.0 million, or $0.531 per share, and $38.4 million, or $0.531 per share, respectively.

Note 14—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$31,348	$29,318	$90,968	$86,697
Net (income) loss attributable to noncontrolling interests	(2,541)	(36)	(3,145)	(104)
Net income (loss) attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$28,807	$29,282	$87,823	$86,593

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$28,807	$29,282	$87,823	$86,593
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$28,807	$29,282	$87,823	$86,593

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	70,857	71,756	71,372	71,673
Add: Effect of assumed shares under treasury stock method for restricted stock units	125	87	137	87
Weighted average common shares outstanding for diluted earnings per common share	70,982	71,843	71,509	71,760

Basic and diluted earnings per common share:
Net income (loss) attributable to Safehold Inc. common shareholders - basic	$0.41	$0.41	$1.23	$1.21
Net income (loss) attributable to Safehold Inc. common shareholders - diluted	$0.41	$0.41	$1.23	$1.21

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

SpinCo Manager is party to a management agreement with Star Holdings, pursuant to which it will operate and pursue the orderly monetization of Star Holding’s assets. On March 28, 2025, the Company and Star Holdings entered into an amendment to the Management Agreement that increased the management fee payable in year four of the contract from $5.0 million to $7.5 million and increased the termination fee payable by Star Holdings in certain circumstances from $50.0 million to $55.0 million. On September 29, 2026, the Company and Star Holdings further amended the Management Agreement that (i) subjects the management fee payable in years five and six of the contract to minimum quarterly amounts of $1.25 million and $625,000, respectively; (ii) increases the termination fee payable to the Company in certain circumstances from $55.0 million to $62.5 million, in each case less the aggregate amount of management fees paid prior to the termination date; and (iii) extends the period during which a termination of the Management Agreement by Star Holdings without cause would require payment of the termination fee to March 31, 2029. Pursuant to the management agreement, Star Holdings paid to SpinCo Manager an annual management fee of $25.0 million for the annual term ended March 31, 2024, $15.0 million for the annual term ended March 31, 2025 and $10.0 million for the annual term ended March 31, 2026. The annual fee declined to $7.5 million for the current annual term and adjusts to 2.0% of the gross book value of Star Holding's assets, excluding shares of the Company’s common stock held by Star Holdings, after the current annual term, subject to the minimum quarterly management fees described above. The management agreement had an initial one-year term and now automatically renews for successive one-year terms each anniversary date thereafter unless previously terminated. The management agreement may be terminated by Star Holdings without cause by not less than one hundred eighty days’ written notice to SpinCo Manager upon the affirmative vote of at least two-thirds of Star Holdings’ independent directors, provided, however, that if the date of termination occurs prior to March 31, 2029, the termination will be subject to payment of the applicable termination fee to SpinCo Manager. Star Holdings may also terminate the management agreement at any time with 30 days’ prior written notice from Star Holdings’ board of trustees for “cause,” as defined in the management agreement.

In the event of a termination without cause by Star Holdings prior to March 31, 2029, Star Holdings will pay SpinCo Manager a termination fee of $62.5 million minus the aggregate amount of management fees actually paid to

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

SpinCo Manager prior to the termination date. However, if Star Holdings has completed the liquidation of its assets on or before the termination date, the termination fee will consist of any portion of the annual management fee that remained unpaid for the remainder of the then current annual term.

During the three months ended September 30, 2026 and 2025, the Company recorded $1.9 million and $2.7 million, respectively, in management fees from Star Holdings. During the nine months ended September 30, 2026 and 2025, the Company recorded $5.8 million and $9.0 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.

The Company and Star Holdings also entered into a governance agreement that places certain restrictions on the transfer and voting of the shares of the Company owned by Star Holdings, and a registration rights agreement under which the Company agreed to register such shares for resale in accordance with applicable securities laws. As of September 30, 2026, Star Holdings owned approximately 19.1% of the Company’s common stock outstanding through a wholly-owned subsidiary.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s income statement segment information is as follows for the three and nine months ended September 30, 2026 ($ in thousands):

	Ground	Hotel
Three Months Ended September 30, 2026	Leases	Operations	Total
Revenues:
Interest income from sales-type leases	$78,767	$—	$78,767
Operating lease income	15,841	—	15,841
Hotel revenues	—	18,000	18,000
Interest income	3,401	—	3,401
Other income	2,670	—	2,670
Total revenues	100,679	18,000	118,679
Costs and expenses and other items:
Interest expense - cash	(47,763)	—
Interest expense - non-cash	(8,142)	—
Hotel expenses	—	(14,736)
Depreciation and amortization	(1,262)	(614)
General and administrative - public company costs(1)	(10,276)	—
General and administrative - stock-based compensation(1)	(3,994)	—
(Provision for) recovery of credit losses	(1,737)	—
Earnings (losses) from equity method investments	3,517	—
Other segment items(2)	(593)	(247)
Segment profit (loss)	$30,429	$2,403	$32,832

Nine Months Ended September 30, 2026
Revenues:
Interest income from sales-type leases	$230,703	$—	$230,703
Operating lease income	51,803	—	51,803
Hotel revenues	—	43,801	43,801
Interest income	9,801	—	9,801
Other income	8,071	—	8,071
Total revenues	300,378	43,801	344,179
Costs and expenses and other items:
Interest expense - cash	(142,102)	—
Interest expense - non-cash	(22,506)	—
Hotel expenses	—	(40,863)
Depreciation and amortization	(3,734)	(1,839)
General and administrative - public company costs(1)	(32,754)	—
General and administrative - stock-based compensation(1)	(11,162)	—
(Provision for) recovery of credit losses	(2,505)	—
Earnings (losses) from equity method investments	11,413	—
Other segment items(2)	(2,855)	(741)
Segment profit (loss)	$94,173	$358	$94,531
(1)	The CODM also considers management fees earned from Star Holdings (refer to Note 15) in their review of general and administrative expense because many of the Company’s employees spend time and resources performing basic functions for the management of Star Holdings. During the three and nine months ended September 30, 2026, the Company earned $1.9 million and $5.8 million, respectively, in management fees from Star Holdings. The management fees are included in “Other income” in the Company’s consolidated statements of operations.
(2)	Includes real estate expense and other expenses.

As of September 30, 2026, approximately $95.0 million of total assets were attributable to the Hotel Operations segment. All other total assets were attributable to the Ground Leases segment.

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

Business Overview

Our primary business is the acquisition, management and capitalization of Ground Leases and we believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized through appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of September 30, 2026, the percentage breakdown of the gross book value of our Ground Lease portfolio was 45% multi-family, 39% office, 9% hotels, 5% life science and 2% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

Many of our Ground Leases have Consumer Price Index (“CPI”) lookbacks, generally starting between years 11 and 21 of the lease term, to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. In 2022, the CPI rose to its highest rate in over 40 years. Over the past few years, the Federal Reserve raised interest rates to combat the increase in inflation. Inflation has remained high and in September 2026 the Federal Reserve raised interest rates by an additional 25 basis points. The Federal Reserve has indicated that the economic outlook, which could include any potential impact on the economy from changes to inflation rates, U.S. trade policy and/or the consequences of heightened geopolitical tensions, is uncertain and it will continue to monitor incoming data on unemployment and inflation before adjusting monetary policy; however, high interest rates have continued to, and any future increase in interest rates may continue to result in a reduction in the availability or an increase in costs of leasehold financing for Ground Lease tenants, which is critical to the growth of a robust Ground Lease market. Elevated interest rates and increased investment spreads to treasury bonds in the Ground Lease market may also attract new competitors, which may result in higher costs for properties, lower returns and impact our ability to grow.

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

The table below shows the current estimated UCA in our owned residual portfolio as of September 30, 2026 and December 31, 2025 ($ in millions):(1)

	September 30, 2026	December 31, 2025
Combined Property Value(2)	$16,812	$15,947
Ground Lease Cost(2)	6,945	6,675
Unrealized Capital Appreciation in Our Owned Residual Portfolio	9,867	9,272
(1)	Please review our Current Report on Form 8-K filed on November 3, 2026 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” included in “Risk Factors” of our 2025 Annual Report for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated Ground Lease ventures, the two properties whose leases expired and which we became responsible for operating and $877.3 million and $616.2 million related to transactions with remaining unfunded commitments as of September 30, 2026 and December 31, 2025, respectively. Combined Property Value excludes the term loan to Star Holdings, the assets in the Leasehold Loan Fund (refer to Note 8 to the consolidated financial statements), the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. Ground Lease Cost includes our applicable percentage interests in our unconsolidated Ground Lease ventures, the two properties whose leases expired and which we became responsible for operating and $119.6 million and $142.3 million of unfunded commitments as of September 30, 2026 and December 31, 2025, respectively. Ground Lease Cost excludes the term loan to Star Holdings, our leasehold loans, the assets in the Leasehold Loan Fund, the assets in the Ground Lease Plus Fund and amounts attributable to noncontrolling interests. As of September 30, 2026, our gross book value as a percentage of combined property value was 52%.

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

We have the Caret Performance Incentive Plan (the “Caret Performance Incentive Plan”) pursuant to which Caret units are reserved for grants of performance-based awards to participants, including certain employees of the Company, directors and service providers. As of September 30, 2026, all outstanding Caret units awarded under the Caret Performance Incentive Plan are fully vested except for (i) Caret units granted in connection with the merger between Safehold Inc. and iStar Inc. on March 31, 2023 to executive officers and other employees, which are subject to cliff vesting on March 31, 2027 if our common stock has traded at an average price of $60.00 or more for at least 30 consecutive trading days since the grant date; (ii) Caret units granted to one employee in December 2025 that will vest pro rata annually over a five-year period, subject to continued employment and service conditions; (iii) Caret units granted to one employee in May 2026 that will vest pro rata annually over a five-year period, subject to continued employment and service conditions; and (iv) Caret units granted to employees in May 2026 that will cliff vest on May 15, 2031, subject to continued employment and service conditions. As of September 30, 2026, vested and unvested Caret units beneficially owned by our officers and other employees represent approximately 15.3% of the outstanding Caret units and 12.3% of the authorized Caret units, including 6.1% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer, and approximately 15,396 Caret units remain available for issuance under the Caret Performance Incentive Plan.

In addition to the Caret units awarded or reserved for issuance under our Caret Performance Incentive Plan, we have sold 122,500 Caret units to third-party investors, including affiliates of MSD Partners that remain outstanding as of September 30, 2026. As of September 30, 2026, the Company owned 83.4% of the outstanding Caret units.

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

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases, leasehold loans, hotel properties that we operate and one master lease (currently relating to three hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of September 30, 2026, our estimated portfolio Ground Rent Coverage was 3.4x (see the "Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect current market values, including the decline in office values, and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect" in our 2025 Annual Report for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 Ground Leases in our portfolio as of September 30, 2026 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	5.1%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	4.9%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	4.3%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	4.2%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.2%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	2.8%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed	2.1%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.1%
100 Cambridgeside	Mixed Use and Other	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.1%
Skylark	Multifamily	San Francisco, CA	2121 / 2121	Fixed with Inflation Adjustments	1.9%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 8 to the consolidated financial statements).

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

The following tables show our Ground Lease portfolio by top 10 markets and property type as of September 30, 2026, excluding unfunded commitments:

% of Gross
Market	Book Value
Manhattan(1)	21%
Washington, DC	10
Boston	8
Los Angeles	8
San Francisco	4
Denver	4
Honolulu	3
Nashville	3
Miami	3
Atlanta	2
(1)	Total New York metropolitan statistical area including areas outside of Manhattan makes up 27% of gross book value.

% of Gross
Property Type	Book Value
Multifamily	45%
Office	39
Hotel	9
Life Science	5
Mixed Use and Other	2

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of September 30, 2026, we had $119.6 million of such commitments, excluding commitments to be funded by noncontrolling interests.

We also fund construction and development loans and build-outs of space in real estate assets over a period of time, both individually and through the Leasehold Loan Fund, if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as performance-based commitments. As of September 30, 2026, we had $128.4 million of such commitments.

Results of Operations for the Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

	For the Three Months Ended
	September 30,
	2026	2025	$ Change

	(in thousands)
Revenues:
Interest income from sales-type leases	$78,767	$72,429	$6,338
Operating lease income	15,841	16,993	(1,152)
Hotel revenues	18,000	—	18,000
Interest income	3,401	3,085	316
Other income	2,670	3,655	(985)
Total revenues	118,679	96,162	22,517
Costs and expenses:
Interest expense	55,905	52,497	3,408
Hotel expenses	14,736	—	14,736
Real estate expense	786	1,397	(611)
Depreciation and amortization	1,876	2,113	(237)
General and administrative(1)	14,270	13,067	1,203
Provision for (recovery of) credit losses	1,737	1,025	712
Other expense	54	1,184	(1,130)
Total costs and expenses	89,364	71,283	18,081
Earnings (losses) from equity method investments	3,517	4,654	(1,137)
Net income (loss) before income taxes	32,832	29,533	3,299
Income tax expense	(1,484)	(215)	(1,269)
Net income (loss)	$31,348	$29,318	$2,030
(1)	For the three months ended September 30, 2026 and 2025, general and administrative was partially offset by $1.9 million and $2.7 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

Interest income from sales-type leases increased to $78.8 million for the three months ended September 30, 2026 from $72.4 million for the same period in 2025. The increase was due primarily to originations of Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income was $15.8 million and $17.0 million, respectively, for the three months ended September 30, 2026 and 2025. Operating lease income consists of rent from our operating leases and percentage rent from certain properties, including our Park Hotels portfolio. The decrease in 2026 was due primarily to us taking over hotel operations at two hotels on January 1, 2026 (refer to Note 3 to the consolidated financial statements).

Hotel revenues were $18.0 million for the three months ended September 30, 2026 and relate to two hotels that we became responsible for operating on January 1, 2026 (refer to Note 3 to the consolidated financial statements).

Interest income relates to the Star Holdings Term Loan Facility (refer to Note 7 to the consolidated financial statements) and leasehold loans we originated in connection with Ground Leases. Interest income for the three months ended September 30, 2026 and 2025 was $3.4 million and $3.1 million, respectively. The increase in 2026 was due primarily to the origination of a leasehold loan in 2026 and additional fundings on existing loans.

Other income for the three months ended September 30, 2026 and 2025 includes $1.9 million and $2.7 million, respectively, of management fees from Star Holdings (refer to Note 15 to the consolidated financial statements). Other income for the three months ended September 30, 2025 also includes $0.1 million of other income relating to a Ground Lease in which we are the lessee. Other income for the three months ended September 30, 2026 and 2025 also includes $0.8 million and $0.9 million, respectively, of other ancillary income from our investments. Other ancillary income primarily includes sublease income, recoverable expenses, draw fees and monitoring fees, and interest income earned on our cash balances.

During the three months ended September 30, 2026 and 2025, we incurred interest expense from our debt obligations of $55.9 million and $52.5 million, respectively. The increase in 2026 was primarily the result of increased indebtedness to fund acquisition activity.

Hotel expenses were $14.7 million for the three months ended September 30, 2026 and relates to two hotels that we became responsible for operating on January 1, 2026 (refer to Note 3 to the consolidated financial statements).

During the three months ended September 30, 2026 and 2025, we incurred real estate expense of $0.8 million and $1.4 million, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, recoverable franchise taxes, legal fees, property taxes and insurance expense. In addition, during the three months ended September 30, 2025, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee.

Depreciation and amortization during the three months ended September 30, 2026 and 2025 was $1.9 million and $2.1 million, respectively. Depreciation and amortization primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets and depreciation of corporate fixed assets. The decrease in 2026 was primarily the result of the full amortization of lease intangible assets.

General and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. The following table presents our general and administrative expenses for the three months ended September 30, 2026 and 2025 ($ in thousands):

	For the Three Months Ended
	September 30,
	2026	2025
Public company and other costs(1)	$10,276	$9,956
Stock-based compensation	3,994	3,111
Total general and administrative expenses(2)	$14,270	$13,067
(1)	For the three months ended September 30, 2026 and 2025, public company and other costs primarily includes compensation, occupancy, legal, insurance and other office related costs.
(2)	For the three months ended September 30, 2026 and 2025, general and administrative expenses were partially offset by $1.9 million and $2.7 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the three months ended September 30, 2026, we recorded a provision for credit losses of $1.7 million. The provision for credit losses was due primarily to growth in the carrying value of the Ground Lease portfolio during the period, a worsening macroeconomic forecast since June 30, 2026 and a change in risk rating on one of our loans. During the three months ended September 30, 2025, we recorded a provision for credit losses of $1.0 million. The provision for credit losses was due primarily to then current market conditions, including an increase in our Ground Lease cost to value ratios on certain of our assets, and growth in the carrying value of the Ground Lease portfolio during the period.

During the three months ended September 30, 2026, other expense consisted primarily of margin taxes and costs incurred with derivative transactions. During the three months ended September 30, 2025, other expense consisted primarily of fees incurred related to our debt obligations, legal fees and costs incurred with real estate available and held for sale.

During the three months ended September 30, 2026 and 2025, earnings from equity method investments (refer to Note 8 to the consolidated financial statements) was $3.5 million and $4.7 million, respectively. The decrease in 2026 was primarily the result of a decrease in earnings from our Leasehold Loan Fund due to the full amortization of basis difference in June 2026 (refer to Note 8 to the consolidated financial statements).

During the three months ended September 30, 2026, we recorded consolidated income tax expense of $1.5 million, which was primarily attributable to current and deferred tax expense at our taxable REIT subsidiary (“TRS”).  Included in our consolidated income tax expense for the three months ended September 30, 2026, our TRS recorded current income tax benefit in the amount of $0.3 million and a deferred income tax expense in the amount of $1.8 million. During the three months ended September 30, 2025, we recorded consolidated income tax expense of $0.2 million, which was primarily attributable to current and deferred tax expense at our TRS.  Included in our consolidated income tax expense for the three months ended September 30, 2025 was current income tax in the amount of $0.4 million and a deferred income tax benefit in the amount of $0.2 million.

Results of Operations for the Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

	For the Nine Months Ended
	September 30,
	2026	2025	$ Change

	(in thousands)
Revenues:
Interest income from sales-type leases	$230,703	$212,735	$17,968
Operating lease income	51,803	55,081	(3,278)
Hotel revenues	43,801	—	43,801
Interest income	9,801	8,130	1,671
Other income	8,071	11,735	(3,664)
Total revenues	344,179	287,681	56,498
Costs and expenses:
Interest expense	164,608	154,188	10,420
Hotel expenses	40,863	—	40,863
Real estate expense	2,866	3,436	(570)
Depreciation and amortization	5,573	6,436	(863)
General and administrative(1)	43,916	40,153	3,763
Provision for (recovery of) credit losses	2,505	5,671	(3,166)
Other expense	730	3,698	(2,968)
Total costs and expenses	261,061	213,582	47,479
Earnings (losses) from equity method investments	11,413	14,558	(3,145)
Net income (loss) before income taxes	94,531	88,657	5,874
Income tax expense	(3,563)	(1,960)	(1,603)
Net income (loss)	$90,968	$86,697	$4,271
(1)	For the nine months ended September 30, 2026 and 2025, general and administrative was partially offset by $5.8 million and $9.0 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

Interest income from sales-type leases increased to $230.7 million for the nine months ended September 30, 2026 from $212.7 million for the same period in 2025. The increase was due primarily to originations of Ground Leases and additional fundings on existing Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income for the nine months ended September 30, 2026 and 2025 was $51.8 million and $55.1 million, respectively. Operating lease income consists of rent from our operating leases and percentage rent from certain properties, including our Park Hotels portfolio. The decrease in 2026 was due primarily to us taking over hotel operations at two hotels on January 1, 2026 (refer to Note 3 to the consolidated financial statements) and a decrease in percentage rent from our Park Hotels portfolio.

Hotel revenues were $43.8 million for the nine months ended September 30, 2026 and relate to two hotels that we became responsible for operating on January 1, 2026 (refer to Note 3 to the consolidated financial statements).

Interest income relates to the Star Holdings Term Loan Facility (refer to Note 7 to the consolidated financial statements) and leasehold loans we originated in connection with Ground Leases. The increase in 2026 was due primarily to the origination of leasehold loans beginning in the second quarter of 2025.

Other income for the nine months ended September 30, 2026 and 2025 includes $5.8 million and $9.0 million, respectively, of management fees from Star Holdings (refer to Note 15 to the consolidated financial statements). Other income for the nine months ended September 30, 2026 and 2025 also includes $2.3 million and $2.3 million, respectively, of other ancillary income from our investments. Other ancillary income primarily includes sublease income, recoverable expenses and interest income earned on our cash balances. Other income for the nine months ended September 30, 2025 also includes $0.4 million of other income relating to a Ground Lease in which we are the lessee.

During the nine months ended September 30, 2026 and 2025, we incurred interest expense from our debt obligations of $164.6 million and $154.2 million, respectively. The increase in 2026 was primarily the result of increased indebtedness to fund acquisition activity.

Hotel expenses were $40.9 million for the nine months ended September 30, 2026 and relates to two hotels that we became responsible for operating on January 1, 2026 (refer to Note 3 to the consolidated financial statements).

During the nine months ended September 30, 2026 and 2025, we incurred real estate expense of $2.9 million and $3.4 million, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during the nine months ended September 30, 2025, we also recorded $0.4 million of real estate expense relating to a Ground Lease in which we are the lessee.

Depreciation and amortization during the nine months ended September 30, 2026 and 2025 was $5.6 million and $6.4 million, respectively. Depreciation and amortization primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property, the amortization of in-place lease assets and depreciation of corporate fixed assets. The decrease in 2026 was primarily the result of the full amortization of lease intangible assets.

General and administrative expenses primarily includes public company costs such as compensation (including equity-based compensation), occupancy and other costs. The following table presents our general and administrative expenses for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the Nine Months Ended
	September 30,
	2026	2025
Public company and other costs(1)	$32,754	$30,474
Stock-based compensation	11,162	9,679
Total general and administrative expenses(2)	$43,916	$40,153
(1)	For the nine months ended September 30, 2026 and 2025, public company and other costs primarily includes compensation, occupancy, legal, insurance and other office related costs.
(2)	For the nine months ended September 30, 2026 and 2025, general and administrative expenses were partially offset by $5.8 million and $9.0 million, respectively, of management fees earned from Star Holdings, which are included in “Other income” in our consolidated statements of operations.

During the nine months ended September 30, 2026, we recorded a provision for credit losses of $2.5 million. The provision for credit losses was due primarily to growth in the carrying value of the Ground Lease portfolio and loan portfolio during the period, a worsening macroeconomic forecast since December 31, 2025 and a change in risk rating on one of our loans, which was partially offset by a decrease in our Ground Lease cost to value ratios. During the nine months ended September 30, 2025, we recorded a provision for credit losses of $5.7 million. The provision for credit losses was due primarily to the origination of leasehold loans (refer to Note 6 to the consolidated financial statements) during the nine months ended September 30, 2025 and then current market conditions, including an increase in our Ground Lease cost to value ratios on certain of our assets, and growth in the carrying value of the Ground Lease portfolio during the period.

During the nine months ended September 30, 2026, other expense consisted primarily of costs incurred with real estate available and held for sale. During the nine months ended September 30, 2025, other expense consisted primarily of a full write-off of a $1.9 million preferred equity investment in an entity that owned the leasehold interest under one of our Ground Leases and costs related to our debt obligations.

During the nine months ended September 30, 2026 and 2025, earnings from equity method investments (refer to Note 8 to the consolidated financial statements) was $11.4 million and $14.6 million, respectively. The decrease in 2026 was primarily the result of a decrease in earnings from our Leasehold Loan Fund due to the full amortization of basis difference in June 2026 and our Ground Lease Plus Fund and 32 Old Slip (refer to Note 8 to the consolidated financial statements).

During the nine months ended September 30, 2026, we recorded consolidated income tax expense of $3.6 million, which was primarily attributable to current and deferred tax expense at our taxable REIT subsidiary (“TRS”).  Included in our consolidated income tax expense for the nine months ended September 30, 2026, our TRS recorded current income tax expense in the amount of $1.6 million and a deferred income tax expense in the amount of $2.0 million. During the nine months ended September 30, 2025, we recorded consolidated income tax expense of $2.0 million, which was primarily attributable to current and deferred tax expense at our TRS. Included in our consolidated income tax expense for the nine months ended September 30, 2025 was current and deferred tax expense in the amounts of $0.6 million and $1.4 million, respectively.

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

On February 4, 2025, our Board authorized the repurchase of up to $50.0 million of our common stock. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares will be returned to the status of authorized but unissued shares of common stock. During the nine months ended September 30, 2026, we repurchased 0.4 million shares of our outstanding common stock for $6.2 million, representing an average cost of $14.30 per share, including fees. As of September 30, 2026, we had $27.5 million remaining under the share repurchase authorization.

In June 2024, we entered into a U.S. commercial paper program (the “Commercial Paper Program”) on a private placement basis, pursuant to which we may issue up to $750.0 million of short-term, unsecured commercial paper notes outstanding at any time, which are guaranteed by us. Under the Commercial Paper Program, we may issue the commercial paper notes from time to time and intend to use the proceeds for general corporate purposes. The Commercial Paper Program is backed by our 2024 Unsecured Revolver (see below). As of September 30, 2026, we had no outstanding balance under the Commercial Paper Program. Borrowings under the Commercial Paper Program reduce amounts otherwise available under the 2024 Unsecured Revolver.

In April 2024, we closed on a $2.0 billion unsecured revolving credit facility (the “2024 Unsecured Revolver”). At the time, $916 million of existing indebtedness was drawn on then existing unsecured credit facilities, all of which rolled over into the 2024 Unsecured Revolver. The 2024 Unsecured Revolver has an extended maturity date of May 1, 2029, which includes two six-month extension options. On September 12, 2025, the Company entered into an amendment to the 2024 Unsecured Revolver that modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR. As a result of that amendment, the 2024 Unsecured Revolver has a borrowing rate of SOFR plus 0.85%, subject to our credit ratings. The 2024 Unsecured Revolver replaced our nearest term maturities, reduces the overall facility cost and increased our liquidity by $150 million. Additionally, we gained greater financial flexibility through changes to certain financial covenants. As of September 30, 2026, there was $1.2 billion of undrawn capacity on the 2024 Unsecured Revolver.

In April 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $300.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs, and our determinations of the appropriate sources of funding. As of September 30, 2026, we had not sold any shares under the ATM.

As of September 30, 2026, we had $29.9 million of unrestricted cash. We also have an aggregate $1.2 billion of undrawn capacity on our 2024 Unsecured Revolver (refer to Note 10 to the consolidated financial statements). We refer to this unrestricted cash and additional borrowing capacity on our 2024 Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization and borrowings from our debt facilities, unsecured notes, Commercial Paper Program and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

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

The following table outlines our cash flows provided by (used in) operating activities, cash flows used in investing activities and cash flows provided by financing activities for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the Nine Months Ended
	September 30,
	2026	2025
Cash flows provided by (used in) operating activities	$31,520	$35,495
Cash flows provided by (used in) investing activities	(325,170)	(180,185)
Cash flows provided by (used in) financing activities	303,742	148,831

The decrease in cash flows from operating activities during 2026 was due primarily to an increase of cash payments for debt service and costs associated with two hotels that we became responsible for operating on January 1, 2026 (refer to Note 3 to the consolidated financial statements). The increase in cash flows used in investing activities during 2026 was due primarily to an increase in the origination and additional fundings of Ground Leases, which was partially offset by a decrease in contributions to equity method investments and a decrease in the origination of loans receivable. The increase in cash flows provided by financing activities during 2026 was due primarily to an increase in contributions from noncontrolling interests, which was partially offset by a decrease in net borrowings on debt obligations and the repurchase of common stock in 2026.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. In April 2023, we and Portfolio Holdings filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of Portfolio Holdings, which will be fully and unconditionally guaranteed by us. As of September 30, 2026, Portfolio Holdings had issued and outstanding four tranches of unsecured senior notes with varying fixed-rates and maturities ranging from June 2031 to January 2035, which were registered on the Form S-3 filed in April 2023 or on a Form S-3 filed by Safehold Inc. and Portfolio Holdings (then known as Safehold Operating Partnership LP) prior to its merger with the Company (then known as iStar Inc.). The obligations of Portfolio Holdings to pay principal, premiums, if any, and interest on these unsecured senior notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and Portfolio Holdings is a consolidated subsidiary of ours. In March 2026, we and Portfolio Holdings filed a registration statement on Form S-3 with the SEC to replace the registration statement filed in April 2023. Any debt securities of Portfolio Holdings registered under this registration statement will be fully and unconditionally guaranteed by us.

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

As of September 30, 2026, we had $3.6 billion principal amount of fixed-rate debt outstanding and $1.3 billion principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income (Loss)

($ in thousands)(1)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$7,226
-50 Basis Points	3,423
-10 Basis Points	670
Base Interest Rate	—
+10 Basis Points	(670)
+ 50 Basis Points	(3,329)
+100 Basis Points	(6,609)
(1)	The table above includes the effect of our floating-rate debt obligations, interest rate swaps, floating-rate loans receivable and our share of the impact of floating-rate loans in our Leasehold Loan Fund.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On May 11, 2026, the Company sent the tenant (TD 135 West 50 LLC a/k/a TD 135 West 50, LLC) under one of its New York office properties a lease termination notice for certain breaches, among other things, related to its failure to pay property taxes as required under the lease. Additionally, the Company commenced a lawsuit against the tenant in the Supreme Court of the State of New York, County of New York, captioned 135 West 50th Street Ground Owner LLC v. TD 135 West 50 LLC, Index No. 652773/2026 (the “First Action”), asserting claims for declaratory and injunctive relief, including a declaration that the tenant’s lease has been terminated and an order of ejectment, as well as for certain monetary damages. On May 20, 2026, the tenant commenced a separate action against the Company in the Supreme Court of the State of New York, County of New York, captioned TD 135 West 50 LLC v. 135 West 50th Street Ground Owner LLC, Index No. 156448/2026 (the “Second Action” and, collectively, with the First Action, the “Lawsuits”), asserting claims for declaratory and injunctive relief, including a declaration that the Company’s termination notice is not a viable predicate for termination of the lease, as well as damages for an alleged breach of the implied covenant of good faith and fair dealing in an amount to be determined at trial. On June 4, 2026, a Justice of the Supreme Court entered an order to show cause and a temporary restraining order (“TRO”) stating that, pending determination of tenant’s pending motion for a preliminary injunction, the Company is stayed from, inter alia, taking further action upon its termination notice or taking further steps to prosecute its ejectment action, terminate or purport to terminate the lease based on the allegations contained in termination notice, or otherwise interfere with the tenant’s tenancy. The tenant filed an answer to the Company’s complaint in the First Action, in which it denied that the Company is entitled to any of the relief sought therein.  On August 26, 2026, the Company filed a motion to dismiss the Second Action. The tenant’s motion for a preliminary injunction in the Second Action, and the Company’s motion to dismiss, both remain pending at this time. The Company maintains that the tenant’s claims and allegations lack merit and the lease has been duly terminated, and it intends to defend vigorously against all claims asserted by the tenant in the Second Action, and to pursue all available rights and remedies in respect of its termination of the tenant’s lease. Although the Company believes that its claims, defenses, and allegations in the Lawsuits are meritorious, there are no assurances that it will prevail in its litigation.

Refer to Part I, Item 3, “Legal Proceedings,” of our 2025 Annual Report for a full description of other material pending legal matters.

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in our 2025 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not have any sales of unregistered shares of our common stock during the three months ended September 30, 2026.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of a	of Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under the
	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
July 1 to July 31	225,558	$16.40	225,558	$30,000,463
August 1 to August 31	—	$—	—	$30,000,463
September 1 to September 30	204,991	$11.98	204,991	$27,544,312
(1)	On February 4, 2025, our Board authorized the repurchase of up to $50.0 million of our common stock. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason. The share repurchase program does not have an expiration date. Any repurchased shares will be returned to the status of authorized but unissued shares of common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Director and Officer Trading Arrangements

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K, except as described below.

On September 21, 2026, Jay Sugarman, the Company’s Chairman and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement (the “Sales Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c)  providing for the sale of up to 255,000 shares of the Company’s common stock. The Sales Plan will expire on December 30, 2026.

Also on September 21, 2026, Mr. Sugarman adopted a separate Rule 10b5-1 trading arrangement (the “Purchase Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the purchase of up to 300,000 shares of the Company’s common stock. Purchases under the Purchase Plan may begin no earlier than the 71st day following the settlement date of the last sale under the Sales Plan, and the Purchase Plan will expire on March 31, 2027.

Because purchases under the Purchase Plan may occur within six months of sales under the Sales Plan, any profit deemed realized from matching those transactions may be recoverable by the Company under Section 16(b) of the Exchange Act. Mr. Sugarman has advised the Company that, to the extent any such profit is realized, he intends to disgorge the full amount to the Company in accordance with Section 16(b).

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
10.1

Third Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2026, between Safehold Inc., as lender, and Star Holdings, as borrower (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 2, 2026).

10.2

Second Amendment to Management Agreement, dated as of September 29, 2026, between Safehold Management Services Inc. and Star Holdings (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed October 2, 2026).

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

Safehold Inc.
Registrant

Date:	November 4, 2026	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	November 4, 2026	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)